Form 10-K
period 2009-07-31
IDT CORP
filed 2009-10-29
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2009, or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [    ]    No [✓]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes [    ]    No [✓]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [✓]    No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [    ]    No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [✓]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [✓]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ]    No [✓]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $1.05 and of the common stock of $1.05, as reported on the New York Stock Exchange, was approximately $11,809,000.

As of October 23, 2009, the registrant had outstanding 15,607,425 shares of Class B common stock, 3,272,326 shares of Class A common stock, and 3,811,254 shares of common stock. Excluded from these numbers are 7,585,848 shares of Class B common stock and 5,430,241 shares of common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 17, 2009, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2009 refers to the fiscal year ended July 31, 2009).

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
•

Alternative Energy, which consists of American Shale Oil Corporation, or AMSO, which manages our 50% interest in American Shale Oil, LLC, or AMSO, LLC, our U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., or IEI, our Israeli alternative energy venture; and

•	Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing.

We also hold assets including certain real estate investments and operate other smaller or early-stage initiatives and operations.

We conduct our business through the following three reportable segments: Telecom Platform Services, Consumer Phone Services and IDT Energy. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. We expect that Alternative Energy, which is included in All Other, will be a reportable business segment beginning in the first quarter of fiscal 2010.

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of VoIP communications services, and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates our ESCO in New York State that resells natural gas and electricity to customers throughout seven utility markets. All Other consists of Zedge, Alternative Energy (which consists of AMSO, which manages our 50% interest in AMSO, LLC, our U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture), certain real estate investments and other smaller businesses and, up until the September 14, 2009 spin-off of CTM Media Holdings, Inc. (described below), the IDT Local Media businesses (principally CTM Media Group, WMET 1160AM and IDW Publishing).

Financial information by segment is presented below under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. The telephone number at our headquarters is (973) 438-1000 and our web site is www.idt.net.

We make available free of charge through the investor relations page of our web site (www.idt.net/ir) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted a code of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code of business conduct and ethics are available on our web site.

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

We completed an initial public offering of our common stock on March 15, 1996. Our common stock was quoted on the NASDAQ National Market until February 26, 2001, at which time it became listed on the New York Stock Exchange, where it now trades under the symbol “IDT.C.” On May 31, 2001, we distributed a stock dividend of one share of our Class B common stock for each outstanding share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, our Class B common stock was listed on the New York Stock Exchange and now trades under the symbol “IDT.” On September 30, 2008 and October 8, 2008, we received notices from the New York Stock Exchange, or NYSE, that we were no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. We submitted a plan to the NYSE to regain compliance with the market capitalization standard, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures if we fail to meet the milestones set forth in our plan. We have until March 2010 to regain compliance with the $100 million market capitalization standard. In addition, according to the rules of the NYSE, the NYSE will promptly initiate suspension and delisting procedures with respect to a listed company that is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $25 million. As of October 26, 2009, we had a 30-day average market capitalization of $71.3 million. We are currently in compliance with this $25 million threshold, but not the $100 million threshold. On April 8, 2009, the NYSE notified us that the stock price for each of our listed equity securities was above the NYSE’s minimum requirement of a $1.00 average share price over the preceding 30 trading days and a $1.00 share price on the close of the last trading day of the six-month cure period (April 8, 2009), thus restoring our compliance with the minimum share price requirement for continued listing on the NYSE.

A one-for-three reverse stock split of all of our outstanding common stock, Class A common stock and Class B common stock was effected on February 24, 2009.

We entered the Internet telephony market in 1996 with our introduction, through our subsidiary Net2Phone, Inc., of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

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

In the second quarter of fiscal 2007, we acquired 90% of Norway-based Zedge.net, a social networking community for mobile users and provider of free mobile content. In June 2007, we acquired a controlling interest in IDW Publishing.

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I, LLC sold to Sherman Originator III LLC substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009.

In February 2008, we formed our new division, the American Shale Oil Corporation, which manages our 50% interest in AMSO, LLC, our U.S. oil shale initiative. Additionally, in the fourth quarter of fiscal 2008, we were granted a license in Israel to explore oil shale for potential production of shale oil.

RECENT DEVELOPMENTS

Spin-Off of CTM Media Holdings

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution to our stockholders of the common stock of CTM Media Holdings, Inc., or CTM Holdings, which owns the CTM Media Group, IDT Local Media and WMET 1160AM businesses and a majority interest in IDW Publishing. The record date for the distribution was August 3, 2009. As of September 14, 2009, each of our stockholders received: (i) one share of CTM Holdings Class A common stock for every three shares of our common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of our Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of our Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

Creation of Genie Energy Division

In August 2009, we organized our energy supply and oil shale development interests into a new division named Genie Energy. Oil and gas entrepreneur Wes Perry is Genie Energy’s Chairman of the Board. Genie Energy is comprised of our interests in IDT Energy, AMSO, LLC, and Israel Energy Initiatives.

Sale of Real Estate Investment

We own a controlling interest in a joint venture, which held a 100% leasehold interest in two leased buildings totaling 120,000 square feet in Palo Alto, California. On July 31, 2009, the joint venture sold the leasehold interest for $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, transaction expenses and the interests of the other owners of the joint venture, were $3.1 million.

Sale of European Prepaid Payment Services Business

On July 9, 2009, we entered into an agreement for the sale of the capital stock of IDT Financial Services Holding Limited, or IDT Financial Services, our European prepaid payment services business, for approximately $3 million, subject to adjustment based on changes in the net assets of IDT Financial Services. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. We will retain the approximately $10 million held by IDT Financial Services pursuant to regulatory requirements which is included in “Cash and cash equivalents” of discontinued operations at July 31, 2009. We have obtained the requisite third party consents to close this sale.

IDT Energy Preferred Supplier Agreement

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively BP), pursuant to which BP became IDT Energy’s preferred provider of electricity and natural gas in New York State during the term of the agreement, which is two years with an optional third year. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable (POR) programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. IDT Energy will purchase electricity and natural gas from BP and pay a fee based on volumetric loads in accordance with the agreement. In addition to other advantages of this agreement, IDT Energy will benefit from the removal of the requirement to post security with other suppliers.

Purchase of Union Telecard Alliance, LLC

On June 24, 2009, we acquired the 49% interest in Union Telecard Alliance, LLC, or UTA, that we did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in Union Telecard Dominicana, S.A., or UTA DR, held by UTA, (e) the assignment of an 80% ownership interest in Ethnic Grocery Brands LLC, or EGB, held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, the seller may receive up to an additional $1.7 million for post-closing contingencies. The aggregate purchase price was $9.7 million, which included the aggregate fair value of the interests in UTA DR and EGB of $2.0 million. UTA is the distributor of our prepaid calling cards in the United States.

American Shale Oil, LLC

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, or Total, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC, in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration, or RD&D, expenditures. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

Reverse Stock Split

On February 24, 2009, we consummated a one-for-three reverse stock split of all of our outstanding common stock, Class A common stock and Class B common stock.

Zedge

On September 23, 2008, we sold a 10% ownership interest, on a fully diluted basis, of Zedge Holdings, Inc. to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours.

IDT TELECOM

Our Telecom business currently provides various telecommunications services including prepaid and rechargeable calling cards, a range of VoIP communications services, wholesale carrier services and consumer local and long distance services in the United States. Our Consumer Phone Services segment provides the consumer local and long distance services in the United States. Our Telecom Platform Services segment provides IDT Telecom’s other telecommunications services.

In fiscal 2009, IDT Telecom had revenues of $1,234.4 million, representing 80.2% of our total consolidated revenues from continuing operations, and an operating loss of $(27.2) million, as compared with revenues of $1,459.7 million and operating loss of $(26.7) million in fiscal 2008. Loss from operations in fiscal 2008 was partially offset by income from an arbitration award of $40.0 million including accrued interest, related to Altice One’s termination of cable telephony license agreements with Net2Phone that were entered into in November 2004.

Telecom Platform Services

During fiscal 2009, our Telecom Platform Services segment worldwide generated $1,180.7 million in revenues and had an operating loss of $(45.8) million, as compared with $1,379.2 million and $(48.5) million in fiscal 2008. Our prepaid products businesses accounted for over 48% of the revenues of our Telecom Platform Services segment in fiscal 2009. During fiscal 2009, we sold 80% of our prepaid products in the United States, as compared to 83% in fiscal 2008.

Prepaid and Rechargeable Calling Cards

We sell prepaid and rechargeable calling cards under the “IDT,” “Entrix,” “DSA,” “LA LEYENDA,” “BOSS,” “Playball,” “GOOOL,” “RED,” “Feliz,” and “PT-1” brand names, among others, providing telephone access to more than 230 countries and territories. We also sell select cards under the Net2Phone brand name, including the “Net2Phone Direct” and “PennyTalk” calling cards. We sell more than 1,000 different prepaid calling cards in the United States and more than 500 different cards abroad, with specific cards featuring favorable rates to specific international destinations.

Our prepaid calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia and Latin America that tend to generate high levels of international volume. Specifically, a large portion of our U.S. calling cards are purchased by the Hispanic community.

We market our prepaid calling cards to retail outlets in the United States through UTA, a joint venture which was owned 51% by us and 49% by the Gomez Family Trust. On June 24, 2009 we acquired the 49% interest that we did not previously own. UTA utilizes a network of more than 850 sub-distributors that sell to retail outlets throughout most of the United States. UTA develops marketing and distribution strategies for our prepaid calling card products, including card design, pricing and market expansion opportunities. UTA generated $272 million in revenues from its sale of IDT calling cards, representing 82% of UTA’s total revenues, in fiscal 2009.

Our prepaid calling card business has traditionally been strongest in the northeastern United States because of UTA’s extensive local distribution network and our competitive rates to countries that immigrants in the northeastern United States tend to call.

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

Our Telecom Platform Services segment also markets:

•

Customized (Private Label) Retail Calling Cards. We market these prepaid calling cards to major national retailers who sell them primarily in high-traffic stores. We print these prepaid calling cards with the retailer’s name and logo and provide them to the retailer who, in turn, sells the cards to its customers. The vast majority of these cards are sold POSA (point of sale activated) or PIN printed on a receipt.

•

IDT-Branded Retail Calling Cards. These prepaid calling cards are printed with the IDT logo and design and are sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores, for resale to their customers.

Our rechargeable calling cards, which are marketed to consumers and business customers nationwide, can be used by U.S. callers to call internationally from any phone, including a cell phone. In addition, callers can use the cards to make calls from over 30 countries around the world through international access numbers. At the customer’s request, an account is automatically recharged with a credit card that the customer provides.

Through UTA, we resell a limited amount of calling cards of other providers of telecommunications in the United States. Additionally, we sell “top up” wireless cards, primarily to small and medium-sized retail chains. We also sell gift cards and stored value cards, primarily to major national retailers.

In all of our IDT Telecom businesses, our competitors continue to aggressively price their services. We often notice that many of our competitors, particularly in the U.S. calling card industry, significantly overstate the number of minutes that are actually delivered by their calling cards, thereby hurting our ability to compete effectively. In addition, we also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power in our calling card business. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. All of these trends have impacted our telecom businesses, and as a result we have generally experienced declines in both our revenues and overall per-minute price realizations.

Wholesale Carrier Services

Our Telecom Platform Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies.

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

During fiscal 2009, IDT Telecom terminated approximately 18.1 billion international minutes, making us one of the largest carriers of international minutes worldwide. Since the acquisition of Net2Phone in fiscal 2006, Net2Phone’s network has been fully integrated into IDT Telecom. As a result, we improved our ability to serve the needs of wholesale carrier customers who seek IP products and services.

We believe that a direct connection from one of our switches to Tier 1 providers (which are the largest recognized licensed carriers in each country) both increases the quality of a call and reduces cost. We also believe that establishing such connections enables us to generate more traffic with higher margins to that foreign locale. During fiscal 2008, we expanded our existing direct relationships with Tier 1 providers, particularly in Asia and Africa. These expansions continued in Africa and the Middle East in fiscal 2009. Additionally, in fiscal 2009, we continued expanding our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In fiscal 2010, we plan to continue expanding these direct relationships with mobile network providers.

In addition to offering competitive rates to our carrier customers, we have also emphasized our ability to offer the high quality connections that these providers often require. To that end, we have broadened our wholesale carrier services offerings to include higher-priced, premium services in which we guarantee higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our customers, who are providing services to high-value, quality-conscious retail customers. As of July 31, 2009, our wholesale carrier services business had approximately 550 customers. Including vendors, IDT has over 1,100 carrier relationships globally.

We continue investing in Fabrix.TV LTD., an Israeli company in which we are a majority stake holder that sells a software platform for video content delivery and storage needed by cable, telecommunications and Internet service providers interested in offering unicast television applications.

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

Our European operations generated $317.8 million of revenues in fiscal 2009, an 11.4% decrease from the $358.9 million of revenues generated during fiscal 2008. Our European operations’ revenues constituted 25.7% of IDT Telecom’s revenues from continuing operations in fiscal 2009, as compared to 24.6% in fiscal 2008. During fiscal 2009, prepaid calling cards constituted 24.6% of our European operations’ revenues, while wholesale carrier services represented 73.9%.

We maintain Asia Pacific headquarters in Hong Kong and African headquarters in Johannesburg, South Africa. IDT Asia Pacific operates satellite offices in Singapore and Australia. We began our Asia Pacific regional operations in 2003, offering wholesale carrier services in the region and prepaid calling card distribution in Hong Kong. We have since expanded our prepaid calling card operations into Singapore, Australia, Japan, Korea and Malaysia. We have made significant inroads into key segments in both Hong Kong and Singapore, the markets entered earliest. IDT Asia Pacific is currently one of the top providers to the Filipino segment and the Indonesian segment, the two largest overseas worker segments in Hong Kong. In Singapore, IDT Asia Pacific is a market share leader in the Indian segment, which is the largest ethnic segment in Singapore. IDT’s calling card business in Australia is now expanding as we increase our product line and distribution network. IDT Asia Pacific also sells postpaid international calling services to businesses and consumers in Hong Kong and Singapore. In fiscal 2009, we generated $13.3 million in revenues from the sale of calling cards and postpaid international calling in the Asia Pacific region.

We maintain Latin American headquarters in Buenos Aires, Argentina. IDT Latin America currently sells cards in Argentina, Brazil, Peru, Chile, and Uruguay.

We have extended our customer and distribution network in Brazil. Through calling cards, VoIP and consumer phone services, we are providing long distance services to Brazilian consumers and enterprises.

In fiscal 2009, we generated $12.7 million in revenues from the sale of calling cards in Latin America.

Sales, Marketing and Distribution

We market our prepaid calling cards primarily to retail outlets in the United States through our UTA subsidiary. In addition, our customized retail calling cards and our IDT-branded retail calling cards are also marketed to retail chains and outlets primarily through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. In Europe, we sell our prepaid calling cards and our customized retail and IDT-branded retail calling cards through independent distributors and our own internal sales force. Wholesale carrier services are sold through IDT’s internal wholesale sales team.

Telecommunications Network Infrastructure

We maintain a global telecommunications switching and transmission infrastructure as well as many eCommerce and B2B web sites and services that enable us to provide an array of telecommunications services to our customers worldwide. Our network is continuously monitored by our Network Operations Centers in the United States, Europe and Asia.

We have historically made significant investments designed to expand and optimize our global telecommunications network. Following the acquisition of Net2Phone in March 2006, we have greatly expanded the VoIP capabilities of our network by integrating the Net2Phone network into the IDT Telecom network. Consistent with the expansion of the VoIP capabilities of our network and in the alignment of our network capacity and demand, we have migrated the network to an all-softswitch architecture and have decommissioned all of our older switches. The network utilizes our soft-switching capacity which is located in the United States, United Kingdom, Argentina, Peru, Brazil and Hong Kong. We also maintain a host of points of presence, or POPs, providing interconnect capabilities in numerous countries. Our global network is interconnected through leased and owned fiber connections, as well as through the public IP network.

We continue to focus on reducing costs by streamlining our global network by expanding our soft-switching capacity and expanding our VoIP traffic.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. Our bundled local/long distance service, offered primarily to residential customers, includes unlimited local, regional toll and domestic long distance calling and popular calling features. A second plan is available, providing unlimited local service with IDT long distance included for as low as 3.9 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. We also offer stand-alone long distance service throughout the United States. Due to changes in the U.S. regulatory environment in 2005 that adversely affected our cost of providing bundled local/long distance phone services and increased competition, we significantly curtailed marketing activities for the service, and as a result, the revenues and number of customers have declined significantly.

As of July 31, 2009, we had approximately 29,000 active customers for our bundled local/long distance plans and approximately 99,400 customers for our long distance-only plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and California.

The Consumer Phone Services segment generated revenues of $53.7 million and operating income of $18.6 million in fiscal 2009, as compared to revenues of $80.5 million and operating income of $21.8 million in fiscal 2008.

IDT ENERGY

In November 2004, we launched a retail energy business, IDT Energy, which has since experienced significant growth in meters served. Today, IDT Energy operates as an energy service company, or ESCO, that resells natural gas and electricity to customers throughout seven utility markets in New York State, including those currently served by Consolidated Edison Company of New York, Inc., Orange and Rockland Utilities, Inc., Central Hudson Gas & Electric Corporation, National Fuel Gas Company, National Grid USA, National Grid dba Keyspan and Rochester Gas and Electric Corporation.

The ESCO business, particularly the natural gas segment, is a seasonal business. In fiscal 2009, approximately 83% of our annual natural gas revenues were generated during IDT Energy’s second and third fiscal quarters when demand for heating is highest. The demand curve for electricity is not as seasonal as natural gas, but is higher during IDT Energy’s first and fourth fiscal quarters when air conditioning usage peaks. Revenues from sales of electricity in the first and fourth quarters of fiscal 2009 represented approximately 55% of annual revenues from electricity sales. Commodity prices are generally higher during these peak demand seasons and, therefore, contribute to the seasonal fluctuation in revenues. After peaking in the first month of the fiscal year, commodity costs declined sharply and steadily throughout the remainder of the fiscal year. Consequently our rates were higher in the first and second fiscal quarters for both our natural gas and electric segments.

In fiscal 2009, IDT Energy generated revenues of $264.7 million comprised of $157.2 million electric revenues and $107.5 million in natural gas revenues. This represents 17.2% of our total consolidated revenues from continuing operations. In fiscal 2009, IDT Energy had operating income of $45.4 million, as compared with revenues of $248.9 million and operating income of $6.0 million in fiscal 2008. As of July 31, 2009, IDT Energy serviced approximately 397,000 meters in New York State (228,000 electric and 169,000 gas), as compared to approximately 376,000 meters serviced at the end of fiscal 2008 (216,000 electric and 160,000 gas).

Customers

IDT Energy’s customer contracts are primarily variable rate contracts which enable it to recover its costs for electricity and natural gas through rate adjustments. The frequency and degree of these adjustments are determined by IDT Energy, and are not subject to regulation. The electricity and natural gas IDT Energy sells are generally metered and delivered to IDT Energy customers by the local utilities. As such, IDT Energy does not have a maintenance or service staff for customer locations. These utilities also provide billing and collection services for the majority of IDT Energy’s customers on its behalf. Additionally, IDT Energy’s receivables are generally purchased by the utilities in whose areas IDT Energy operates for a percentage of their face value (as of today, approximately 98%) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against IDT Energy.

IDT Energy markets its energy services primarily through direct marketing methods, including door-to-door sales, outbound telemarketing, and Internet signup. The substantial customer growth since inception can be attributed to IDT Energy’s successful expansion into many of the local distribution companies, or LDCs, territories in New York State. Additionally, the outsourced vendors that are relied upon for customer acquisition have significantly expanded their sales and support staff. The New York State Public Service Commission, or NYPSC, as published on its website in October 2009, indicates that approximately 18.3% (electric) and 15.3% (gas) of eligible New York customers participated in the deregulation of the market by migrating from a utility to an ESCO. According to these statistics, IDT Energy captured approximately 24% (gas) and 18% (electric) of the migrated customers. Many of IDT Energy’s customers reside in Con Edison territory with IDT Energy capturing approximately 30% of the territory’s migrated electric customers and 26% of the territory’s migrated gas customers.

IDT Energy continues to acquire customers opportunistically in New York State with the goal of acquiring profitable customers in low-risk markets, more specifically in regions where the utilities have adopted a portfolio of ESCO-friendly, regulatory-driven programs. Key among these is where utilities are contractually obligated to purchase customer receivables at a pre-determined fixed discount under purchase of receivables (POR) programs. Under POR programs, utilities offer consolidated billing, where the utilities have the responsibility of billing the individual customer. Additionally, IDT Energy targets markets in which it can effectuate commodity procurement on a real-time market basis. This, coupled with IDT Energy’s strategy to primarily sell a variable-rate product, allows IDT Energy to reflect a true market cost base and opportunistically vary its rates to its customers taking into account its competitors who are purchasing their commodity at longer intervals.

IDT Energy also regularly monitors other deregulated or deregulating markets to determine if they are appropriate for entry, and may initiate the licensing process in a selected region should deregulated conditions develop favorably.

Acquisition and Management of Gas and Electric Supply

As an ESCO, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. During fiscal 2009, IDT Energy purchased natural gas through wholesale bilateral contracts with suppliers such as Sempra Energy Trading and Nexen and various utility companies. IDT Energy also has contracts with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission for pipeline, storage and transportation services. IDT Energy bought electric capacity, energy and ancillary services through the wholesale markets administrated by the New York Independent System Operator, Inc., or NYISO. NYISO ensures that the amount of electricity each supplier purchases is equal to the amount necessary to meet the demand of that supplier’s customers, a process known as load balancing, for each of the electrical power grids in which IDT Energy operates. Similarly, load balancing is performed by the utilities, or LDCs, for each of the natural gas markets in which IDT Energy operates. IDT Energy is charged or credited by NYISO or LDCs for balancing the electricity and natural gas purchased and sold for its account.

IDT Energy entered into a preferred supplier agreement with BP Energy Company and BP Corporation North America, Inc. (collectively BP) during the fourth quarter of fiscal 2009. IDT Energy will purchase the majority of its commodity supply from BP during the term of the agreement, which is two years with an optional third year, and pay a fee based on volumetric loads in accordance with the agreement. IDT Energy will continue to contract independently for pipeline capacity and other ancillary natural gas costs. BP will provide a majority of the security requirements on behalf of IDT Energy, in exchange for granting BP a first priority security position in all receipts from IDT Energy customers.

IDT Energy manages the differences between the actual electricity and natural gas demands of its customers and its bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by the LDCs and NYISO.

ALL OTHER

All other operating segments that are not reportable individually are collectively included in All Other. All Other consists of Zedge (which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing), Alternative Energy (which consists of AMSO, which manages our 50% interest in AMSO, LLC, our U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., our Israeli alternative energy venture), certain real estate investments and other smaller businesses and, up until the September 14, 2009 spin-off, the IDT Local Media businesses (principally CTM Media Group, WMET 1160 AM and IDW Publishing). We expect that Alternative Energy, which is included in All Other, will be a reportable business segment beginning in the first quarter of fiscal 2010.

During fiscal 2009, All Other generated $39.5 million in revenues, representing 2.6% of our total consolidated revenues from continuing operations, and an operating loss of $(58.4) million, as compared with revenues of $47.0 million and an operating loss of $(71.5) million in fiscal 2008. During fiscal 2009, IDT Local Media generated $33.7 million in revenues and an operating loss of $(33.0) million, as compared with revenues of $32.6 million and an operating loss of $(7.9) million in fiscal 2008.

Alternative Energy

American Shale Oil, LLC

American Shale Oil Corporation, or AMSO, was formed as a wholly-owned subsidiary of ours in February 2008. AMSO’s initial foray into the oil shale business occurred in April 2008, when AMSO acquired a 75% equity interest in American Shale Oil, LLC, or AMSO, LLC, in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million, bringing our total interest in AMSO, LLC to approximately 90%.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s RD&D expenditures. According to the terms of the transaction, AMSO will operate the project during the RD&D phase. Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. After the consummation of the Total transaction, AMSO owned 50% of AMSO, LLC.

Oil shale is an organic-rich fine-grained sedimentary rock and contains significant amounts of kerogen (a solid mixture of organic chemical compounds) from which liquid hydrocarbons can be extracted. Generally, oil shale can be mined and processed to generate oil similar to oil produced from conventional oil wells. However, extracting oil from oil shale is more complex than conventional oil recovery and is more expensive. Rather than pumping it directly out of the ground like liquid oil, the oil shale can be mined and then heated to a high temperature through a process called surface retorting, with the resultant liquid separated and collected. An alternative is the process AMSO, LLC and others are researching and developing, in situ retorting, which involves heating the oil shale while it is still underground, and then pumping the resulting liquid and or gases to the surface. In situ retorting is considered to be less environmentally invasive than surface retorting and can offer economic advantages.

According to reports from the United States Department of Energy, oil shale resources in the United States are estimated at over 2 trillion barrels, and could potentially supply the U.S.’s demand for liquid fuel over the next 100 years. In March 2009, the U.S. Geological Survey reported that the total “in-place” oil in the Colorado’s Piceance Basin is approximately 1.525 trillion barrels. The majority of those deposits are found in the Green River Formation of Colorado (Piceance Creek Basin), Utah (Uinta Basin) and Wyoming (Green River and Washakie Basins). Colorado’s Piceance Basin, where AMSO, LLC’s RD&D lease is located as described below, contains some of the richest oil shale resources in the world (as reported by the United States Geological Survey), in some cases each acre is estimated to hold up to 2.5 million barrels of oil equivalent.

In 2005, the U.S. Bureau of Land Management, or the BLM, began implementation of the Energy Policy Act passed by Congress, seeking proposals from the private sector to develop the oil shale resources in economically and environmentally responsible ways. In June 2005, nominations were solicited and twenty proposals were submitted, including the proposal of AMSO, LLC (which was then known as E.G.L. Oil Shale LLC). The proposals, which included technical operational plans, were evaluated by an inter-disciplinary team including representatives from the affected states, as well as the Department of Energy and the Department of Defense. A central feature of AMSO, LLC’s proposal was its patent pending in-situ shale oil extraction process, Conduction, Convection, Reflux (CCR). Further, proposals were subjected to environmental analysis under the terms of the National Environmental Policy Act and brought before public meetings in Colorado and Utah. The BLM issued a Finding of No Significant Impact for AMSO, LLC’s proposed plan of operations, and effective January 1, 2007, AMSO, LLC received a lease for research, development and demonstration in western Colorado. Out of twenty applications for RD&D Leases submitted, three companies were awarded leases in Colorado to test in-situ technologies (Shell, Chevron and AMSO, LLC), and one company in Utah (OSEC) was awarded a lease for testing above ground retorting processes.

The RD&D lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten-year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres covered by its RD&D lease. The area covered by the potential commercial lease is estimated to hold up to 10 billion barrels of oil shale. AMSO, LLC’s initial plan is to target the “illite” mining interval (where the “illite” rich oil shale is located), which could potentially yield production levels of up to 100 thousand barrels per day for twenty-five years, beginning in the fourth year of commercial production. As technologies are developed to facilitate environmentally sound extraction processes from additional areas of the shale formation, we expect to pursue the remaining reserves within our commercial lease.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct research, development and demonstration activities. The project is currently focused on performing site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D lease area. At the conclusion of the site characterization work, AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process, as described above. We currently plan to initiate the Pilot test late in 2010. In parallel, AMSO, LLC will be developing other technologies to address carbon management and advanced heating techniques. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D lease into a commercial lease.

Through the development of its technology and implementation of its plan of operations, AMSO, LLC hopes to provide a significant domestic supply of liquid fuels at a competitive price and with acceptable environmental impacts. AMSO, LLC believes that its technical and operating approaches could minimize the potential for adverse environmental impacts. AMSO, LLC’s patent pending CCR heating process and well layout plan have been, and continue to be, designed to maximize energy efficiency and minimize the number of wells needed and the impact on the surface of the lease area. By targeting the deep illite-rich oil shale under the known aquifers, AMSO, LLC expects to maintain the geologic barriers between retorts and protected water sources, and to minimize the amount of clean water needed for its operations. AMSO, LLC is also working diligently to meet emission standards, reduce carbon dioxide generation through thermal efficiency, and develop methods to sequester carbon dioxide generated during heating operations.

Israel Energy Initiatives, Ltd.

In March 2008, we formed Israel Energy Initiatives, Ltd., an Israeli company. IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year License (which can be extended to a total of seven years) covers approximately 238 square kilometers in the South of the Shfela region in Israel, which is estimated to hold approximately 40 billion barrels of oil equivalent in the form of oil shale, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the License, IEI is to conduct a geological appraisal study across the License area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

IEI believes that Israel presents a unique opportunity for the development of a commercial scale shale oil industry. The country is almost 100% dependent on imported oil for its transportation needs, and energy security is therefore a significant strategic issue, as well as a material burden on the Israeli economy. Compared with other oil shale resources worldwide, IEI believes that the Shfela basin resource is relatively thick, shallow and dry. Short distances in Israel significantly reduce infrastructure and operating costs. Israel has existing complex refining capacity, an existing pipeline infrastructure and the License area is a very short distance from the Mediterranean Sea, a potential water source. IEI believes that environmental concerns are materially mitigated by the fact that the local aquifer is located well below the oil shale target layer and thus is unlikely to be contaminated in the proposed process being developed. Further, IEI believes that no direct competition currently exists in Israel.

IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in approximately one year. The subsequent pilot stage is projected to be conducted during 2010 and 2011, and commercial viability will be determined based on the results from the pilot as well as the process to obtain a commercial lease and all relevant environmental and other approvals.

Zedge

In December 2006, we acquired 90% of the Norway-based Zedge.net. Zedge provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing. As of July 31, 2009, there were approximately 14.25 million registered users of Zedge.net who had downloaded more than half a billion lifestyle and entertainment pieces of content. Zedge has an average of 10,000 new subscribers per day. In September 2008, a ten percent interest in Zedge was sold to Shaman II, L.P. for $1 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We currently own approximately 82% of Zedge.

CTM Holdings

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution to our stockholders of the common stock of CTM Holdings, which owns the CTM Media Group, IDT Local Media and WMET 1160AM businesses and a majority interest in IDW Publishing. CTM Holdings’ businesses include: CTM Media Group, which is a distributor of print and online advertising and information in targeted North American tourist markets; IDW Publishing, which is a comic and book publisher with a diverse catalog of licensed and independent titles including classic collections; and WMET 1160AM, which is a paid programming radio station in the Washington, D.C. metropolitan area.

COMPETITION

IDT Telecom

In all of our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, with particular regard to our calling card business, we believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to wireless services. We expect pricing of wireless services to continue to decrease, which may result in increased substitution of calling cards by wireless services and increased pricing pressure on our calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues.

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

We compete with other providers of calling cards as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including at&t, Verizon, Ibasis and STi Prepaid, currently market prepaid calling cards, which in certain cases compete with our cards. Our largest competitors in the national retail chain store market are InComm, Blackhawk Network and Coinstar. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advan-

tages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

In addition, we often notice that many of our competitors, particularly in the United States, significantly overstate the number of minutes that are actually delivered by their cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction of our revenues and profits. See Item 3. Legal Proceedings, for the details of a case related to these unfair practices. We are uncertain, even with the potential of fair competition, whether we will be able to regain revenues lost over the past number of quarters.

Wholesale Carrier Business

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

Consumer Phone Services

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

The regional bell operating companies, or RBOCs, remain our primary competitors in the local exchange market. We are also competing with providers offering communications service over broadband connections using VoIP technology, such as the cable companies and independent VoIP providers. Companies also provide voice telephone services over broadband Internet connections, allowing users of these Internet services, such as Skype, to obtain communications services without subscribing to a conventional telephone line. Mobile wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets (in the form of “last mile” connections to the customer’s premises), very large back-office support organizations and access to low-cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

Due to changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services and increased competition, we significantly curtailed marketing activities for the service, and as a result, our business has declined significantly. We expect this trend to continue in fiscal 2010.

IDT Energy

IDT Energy competes with the local utility companies in the areas where it provides service, including Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid USA, National Grid dba Key-

span and Rochester Gas and Electric. In addition to the local utilities and their ESCO affiliates, IDT Energy also competes with several large vertically integrated energy companies as well as many smaller independent ESCOs. The fierce competition with the utilities and ESCOs exposes IDT Energy to the risk of losing customers, but also allows IDT Energy to potentially gain customers at the same time.

There are approximately 40 licensed ESCOs in New York State. In each major utility service territory there are several ESCOs serving residential natural gas customers and residential electric customers. While it is unclear whether there will be new entrants in these markets, IDT Energy believes ESCO competition in the residential market (which represents the principal market focus for IDT Energy) is not as intense as in the enterprise and commercial markets because the majority of ESCOs, unlike IDT Energy, have focused their activities on the enterprise and commercial markets, which are comprised of larger customers who prefer to enter into longer term contracts.

AMSO, LLC AND IEI

If AMSO, LLC and/or IEI are successful developing and producing commercial quantities of shale oil in an environmentally acceptable fashion and receive all the necessary regulatory approvals, then, in the commercial production phases of operations, AMSO, LLC and/or IEI will likely face competition from conventional oil, other fossil fuels and other alternative energy providers in marketing and selling refined products and natural gas. Many of the potential competitors, including national oil companies, are larger and have substantially greater resources to be able to withstand the vagaries of the oil and gas market (i.e. price, availability, refining capacity, etc.).

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

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order, that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover all of our contributions from our customers. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund and Other Funds contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If these exemptions become unavailable, it could materially increase our federal Universal Service Fund or Other Funds contributions and have a material adverse effect on the cost of our operations and therefore development and growth of our business.

Interconnection and Unbundled Network Elements

FCC rule changes relating to unbundling have resulted in increased costs to purchase services and increased uncertainty regarding the financial viability of providing service using unbundled network elements. As a result, we placed our Consumer Phone Services business in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers.

We continue to negotiate interconnection arrangements with each Incumbent Local Exchange Carrier, or ILEC, generally on a state-by-state basis, for our Consumer Phone Services business as well as other businesses. These agreements typically have terms of two or three years and need to be periodically renewed and renegotiated. While current FCC rules and regulations require the incumbent provider to provide certain network elements necessary for us to provision end-user services on an individual and combined basis, we cannot assure that the ILECs will provide these components in a manner and at a price that will support competitive operations.

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

In April 2001, the FCC released a Notice of Proposed Rulemaking in which it proposed a “fundamental re-examination of all currently regulated forms of intercarrier compensation.” The FCC proposed that carriers transport and terminate local traffic on a bill-and-keep basis, rather than per minute reciprocal compensation charges. Several different industry groups have submitted access charge reform proposals to the FCC since the issuance of the Notice of Proposed Rulemaking. While the FCC has not yet acted on any of these proposals, and it is not yet known when it will act, these proposals would result in substantial reductions in access charge payments, and some would eliminate these payments entirely over a period of time. Since we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

Customer Proprietary Network Information

In 2007, the FCC increased its regulatory oversight of Customer Proprietary Network Information, or CPNI. The Commission took this increased role in response to several high-profile cases of “pretexting,” which occurs when an individual secures, through deception, from a communications provider the private phone records of another person. IDT has a CPNI compliance policy in place and we believe we currently meet or exceed all FCC requirements for the protection of CPNI. However, we cannot be assured that we are in full compliance and if the FCC were to conclude that we were not in compliance, we could be subject to fines or other forms of sanction.

FCC Notice of Apparent Liability

On July 10, 2008, the FCC released a Notice of Apparent Liability, or NAL, of $1.3 million related to one of our international telecommunications service agreements. The NAL claimed that we violated section 220 of the Telecom Act, and section 43.51 of the FCC’s rules by willfully and repeatedly failing to file with the FCC, within thirty days of execution, a copy of an agreement with Telecommunications D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. On October 29, 2008, the FCC released an order adopting an October 29, 2008 Consent Decree entered into between us and the FCC’s Enforcement Bureau resolving the matter. As part of the Consent Decree, in November 2008 we made a voluntary contribution to the United States Treasury in the amount of $0.4 million and, in fiscal 2009, we implemented a revised FCC compliance plan.

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local service and in-state long distance toll calls, are subject to the jurisdiction of that state’s public utility commission. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state public utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for originating and terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

In June 2006, the FCC announced that interconnected VoIP providers, such as Net2Phone, would be required to contribute to the federal Universal Service Fund, or USF, beginning October 2006. As a result of the FCC’s action, we contribute to the USF for our interconnected VoIP revenue. If we fail to report our revenue and remit contributions to the USF on that revenue accurately, we may be subject to late fees, penalties or other actions, which could negatively affect our business.

The action by the FCC also expanded the possibility that our interconnected VoIP services may become subject to state regulation and/or additional regulation by the FCC, which will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds, by virtue of its lesser regulatory oversight, over traditional telecommunications services.

Regulation of IDT Spectrum

The FCC regulates the grant, administration, and renewal of spectrum licenses in the United States. The FCC and the ITU also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations. Our subsidiary IDT Spectrum holds certain fixed wireless spectrum licenses and provides service over that spectrum.

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

Renewal of 39 GHz and 28 GHz Local Multipoint Distribution Service (LMDS) Licenses and Extension of “Substantial Service” Deadline

IDT Spectrum is the license holder of 931 FCC 39GHz Licenses that will expire on October 18, 2010. IDT Spectrum expects to renew its licenses by the October 18, 2010 deadline with a new expiration date to be set for October, 2020. On August 8, 2008, the FCC adopted an order extending the substantial service deadline of all 931 39 GHz licenses until June 1, 2012. IDT Spectrum will need to satisfy the FCC’s substantial service performance obligations for those licenses by June 1, 2012 in order to maintain the expected renewal status of those licenses until 2020.

IDT Spectrum also holds 16 LMDS FCC Licenses which expire on August 10, 2018 (except for the New York LMDS License which expires on February 1, 2016). On April 11, 2008, the FCC adopted an order extending the substantial service deadline for all 16 LMDS licenses until June 1, 2012. IDT Spectrum will need to meet the FCC’s substantial service test for its LMDS Licenses in order to continue to hold those licenses until the above referenced expiration dates. The failure of IDT Spectrum to satisfy the FCC’s substantial service test for its 39GHz and LMDS licenses would result in the loss of those licenses (assuming no FCC waiver or extension of the build-out deadlines), which would have a material adverse impact upon the business of IDT Spectrum.

We are currently in the process of trying to sell certain of the licenses referred to above.

Regulation of IDT Energy

IDT Energy currently operates exclusively in New York, and is affected by the actions of governmental agencies, mostly on the state level (such as the NYPSC), and other organizations (such as NYISO) and indirectly the Federal Energy Regulatory Commission, or FERC. ESCOs are regulated primarily pursuant to retail access-related orders of the NYPSC as implemented by the retail access plans, programs, operating procedures and tariffs and rate schedules of the utilities in New York, but IDT Energy is not subject to NYPSC regulations as a public utility under the New York Public Services Law. In addition, IDT Energy is affected by, and must comply with, the applicable NYISO tariff terms and conditions related to Load Serving Entities that purchase electricity in NYISO markets. ESCOs must also comply with certain limited provisions of the Home Energy Fair Practices Act, within the New York Public Service Law, and regulations promulgated thereunder. While New York is considered a leader in the restructuring of the energy industry from regulated vertically-integrated monopolies to competitive markets, IDT Energy may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations. Further, if IDT Energy were to enter markets outside of New York, it would need to be licensed and would be subject to the rules and regulations of such state or municipalities.

Regulation of AMSO, LLC AND IEI

AMSO, LLC was granted an RD&D Lease by the BLM for 10 years with up to a 5-year extension upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued. The terms of the RD&D Lease do not guarantee that the BLM will grant an application to convert the lease to a commercial lease. In order for the RD&D Lease to be converted into a commercial lease, the BLM must determine, following an analysis based on the National Environmental Policy Act, that commercial scale operations can be conducted without unacceptable environmental consequences. The BLM will have a fair amount of discretion in making this determination. In order to convert over to a commercial lease AMSO, LLC will have to demonstrate the production of oil shale in commercial quantities, which is defined to mean production of shale oil where there is a reasonable expectation that the expanded operation would provide a positive return after all costs of production have been met, including the amortized costs of the capital investment. AMSO, LLC will also have to (a) demonstrate that it consulted with state and local officials to develop a plan for mitigating the socioeconomic impacts of commercial development on communities and infrastructure; (b) submit a nonrecurring conversion payment, which pursuant to applicable rules and regulations, will be equivalent to the greater of $1,000 per acre or the Fair Market Value (to be determined) of the commercial lease; (c) provide adequate bonding; and (d) conduct commercial operations in accordance with all applicable laws, rules, regulations or stipulations provided for.

IEI holds an exclusive Shale Oil Exploration and Production License that expires in July 2011. While the license may be extended for an additional four years and IEI may also apply for a new license, there is no guarantee the license will be extended or that a new license would be granted. In addition, the license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license.

In order to execute its long term commercial plan, IEI must obtain a Lease under the Petroleum Law. A Lease is granted for an initial period of up to 30 years, with possible extension for an additional 20 years. Such a Lease can be granted if a “Discovery” under the Law is declared by the Petroleum Commissioner during the License period. However, we are unaware of any clear guidelines, criteria or precedent of how that term applies to shale oil.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations which may be subject to federal, state, or local laws and regulations.

Intellectual Property

We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All of our employees sign confidentiality agreements. These agreements provide that the employee may not use or disclose our confidential information except as expressly permitted in connection with the performance of his or her duties for the Company, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee while employed by us do not vest in the Company automatically by operation of law, the employee is required to assign his or her rights to us.

We own more than 230 trademark and service mark registrations and pending applications in the United States and 185 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT and Net2Phone Brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. Excluding those issued to Net2Phone, discussed below, we own 6 issued patents and 16 patent applications in the United States and 14 patents issued abroad with 11 patent applications pending abroad.

In fiscal 2009, IDT’s businesses filed for new Intellectual Property rights and also modified or pruned their portfolios based on strategic initiatives, cost effectiveness and other factors.

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

IDT Telecom

IDT Telecom currently owns 2 issued patents and has 5 pending patent applications in the United States.

Net2Phone currently owns 38 issued patents and has 13 pending patent applications in the United States. Net2Phone has 2 foreign issued patents, and 4 patent applications pending abroad. Many of these patents relate to VoIP communications.

See Item 3. Legal Proceedings for a description of our patent infringement lawsuit against eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities.

Net2Phone owns 30 trademark and service mark registrations and pending applications in the United States. Net2Phone owns 135 trademark and service mark registrations and pending applications in various foreign countries. Net2Phone’s most important mark is “NET2PHONE.” Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries.

American Shale Oil, LLC

In connection with the RD&D process, AMSO, LLC has filed a patent application and three provisional patent applications with the U.S. Patent and Trademark Office.

Other

We also currently own 1 pending patent application and 3 registrations in the United States as well as 14 foreign issued patents and 5 patent applications pending abroad that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

EMPLOYEES

As of October 1, 2009, we had a total of approximately 1,400 employees.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services. We often notice that many of our competitors, particularly in the U.S. calling card industry, significantly overstate the number of minutes that are actually delivered by their calling cards, thereby hurting our ability to compete effectively. The intense competition has led to continued erosion in our pricing power, both in our retail and wholesale markets, and we have generally had to pass along any savings we achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or increase, it could have a material adverse effect on the revenues generated by our telecommunications businesses or our ability to maintain our margins.

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

During fiscal 2009, our Telecom Platform Services segment generated $1,180.7 million in revenues, which accounted for 95.6% of IDT Telecom’s revenues and 76.7% of our total consolidated revenues from continuing operations. Our prepaid products businesses accounted for over 48% of the revenues of our Telecom Platform Services segment in fiscal 2009. Accordingly, our results of operations and future growth depend on the performance of this business. We compete in the prepaid calling card market with many of the established facilities-based carriers, such as at&t and Verizon. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in the prepaid calling card market could significantly impact our ability to compete against them successfully.

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

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If continued weakness in the telecommunications industry reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced. Moreover, the after effects of the collapse of the mortgage-backed credit markets may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.4% of our total consolidated revenues from continuing operations in fiscal 2009 compared with 6.0% in fiscal 2008. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will continue to suffer if our distributors and sales representatives fail to effectively market and distribute our prepaid calling card products and other services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. Our UTA subsidiary utilizes a network of more than 1,000 sub-distributors (ranging from large companies to sole proprietors) that sell our prepaid calling cards to retail outlets throughout the United States.

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

We offer stand-alone long distance phone service to residential and business subscribers throughout the United States and we offer local service, bundled with long distance service, to residential subscribers in 11 states. The U.S. consumer phone services industry is characterized by numerous entities competing for a relatively static number of customers, leading to a high customer turnover rate because customers frequently change service providers in response to offers of lower rates or promotional incentives. Competition in the United States to provide phone services is intense. Our primary competitors in the long distance market include major long distance carriers and the RBOCs. The three RBOCs are (i) at&t, (ii) Qwest and (iii) Verizon. Each of the RBOCs continues to enjoy a virtual monopoly as the Incumbent Local Exchange Carrier, or ILEC, in its respective territory and the RBOCs are well funded. In a battle for market share, the RBOCs have considerable resources and we expect the RBOCs to continue to increase their share of the long distance market. Some of our competitors offer products and services available as part of their bundled service offerings, such as wireless services, high speed Internet access and television that we do not presently offer as a bundled service offering.

We also compete in the consumer phone services market with cable operators. Many cable operators market their cable telephony product as a VoIP service, so they do not charge certain fees, such as the Subscriber Line Charge and the Federal Excise Tax, to subscribers, thus permitting the cable operators to provide their service at highly competitive rates. Cable operators also offer television and high-speed Internet access along with their telephony product, providing a “triple play” service. In addition, we are at a disadvantage vis-à-vis cable operators because cable operators have their own network and are not reliant on ILEC facilities to provide service and are not affected by regulatory uncertainty facing access to and the cost of ILEC facilities. In particular, we face an additional competitive challenge because Cablevision and Time Warner—two cable operators that have been particularly aggressive in rolling out a cable telephony product—have clusters of cable franchises that overlap areas where a high percentage of our local telephony subscribers are located.

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

Risks Related to IDT Energy

The ESCO business and our participation in the market are relatively new, and evolving factors could adversely impact the market and our performance.

The ESCO business grew out of the deregulation of the energy market in the State of New York, which only began in 2000. Further, we entered the market in 2004. Accordingly, the entire market is still evolving, and we are continuing to hone our operations and strategy. We cannot predict how the market will develop or if our focus on customer acquisition and growth will prove to be the proper strategy. If our assumptions prove to be incorrect, the results of operations of this business could be adversely affected.

The ESCO business is highly competitive, so we may be forced to cut prices or incur additional costs.

IDT Energy faces substantial competition in its market both from the traditional incumbent utilities as well as from other ESCOs. As a result, we may be forced to reduce prices, incur increased costs or lose market share. We compete on the basis of provision of services, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage.

Unfair business practices by competitors may adversely affect us.

Competitors in the highly competitive ESCO market often engage in unfair business practices to sign up new customers. Competitors engaging in unfair business practices unfortunately create an unfavorable impression about our industry on consumers, especially in a focused and relatively new market like the one in which we operate. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base.

Demand for ESCO services and consumption by customers are significantly related to weather conditions.

Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder than expected winters and/or summers may reduce the demand for our energy services.

Our current strategy is based on current regulatory conditions and assumptions, which could change or prove to be incorrect.

Regulation over the electricity and natural gas markets has been in flux at the state and Federal levels. In particular, any NYISO market changes adopted by the FERC or changes in state or Federal laws or regulations (including greenhouse gas laws) may affect the prices at which IDT Energy purchases electricity for its customers. While we seek to pass along increases in energy costs to our customers pursuant to our variable rate customer contracts, we may not always be able to do so due to competitive market forces and the risk of losing our customer base. Any changes in these factors, or any significant changes in industry development, could have an adverse effect on our revenues, profitability and growth or threaten the viability of our current growth strategy.

Our ability to provide energy delivery and commodity services depends on the operations and facilities of third parties, including the NYISO, electric generators from whom we purchase electricity and natural gas suppliers from whom we purchase natural gas.

The loss of use or destruction of the facilities of third parties that are used in providing our services due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce our potential earnings and cash flows.

A revision to certain best practices and programs in which we participate and with which we comply could disrupt our operations and adversely affect our results and operations.

Certain retail access “best practices” and programs proposed and/or required by the NYPSC have been implemented by utilities in most of the service territories in which we operate. One such practice is participation in purchase of receivables programs under which certain utilities purchase customer receivables for approximately 98% of their face value in exchange for a first priority lien in the customer receivables without recourse against the ESCO. This program is a key component of our control of bad debt risk in our ESCO business. In the event that any of these best practices or programs was to be revised or eliminated by the NYPSC or the individual utilities, we would need to adjust our current strategy regarding customer acquisition and our focus on the growth of our customer base. We would also need to adjust our current business plan to reduce our exposure to existing customers who may pose a bad debt risk. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability.

In 2008, the NYPSC initiated a proceeding in order to generically examine the utility programs and practices it directed in recent years to advance the development of the competitive retail market for electricity and natural gas in New York. According to the NYPSC’s Notice in this proceeding, the NYPSC stated that it may be appropriate to review these programs and practices given the existence of numerous ESCOs providing competitive retail services and the current condition of the market. Recently, the NYPSC also initiated a proceeding to examine potential revisions to the Uniform Business Practices applicable to all ESCOs operating in New York. This proceeding plans to address ESCO marketing activities by providing standard and acceptable ESCO marketing practices and appropriate customer protections and remedies. The NYPSC has yet to issue an order in either proceeding. It is unclear when and how the NYPSC may rule on the utility programs and practices currently in place or may revise the Uniform Business Practices, and whether we may be adversely affected by any related rulings or rate proceedings of the specific utility.

In addition, the NYPSC recently adopted an Energy Efficiency Portfolio Standard, or EEPS, for New York, setting a goal of gradually reducing electricity usage by 15% statewide by 2015 and requiring the utilities to file energy efficiency programs consistent with the policies and cost/benefit factors adopted by the NYPSC. We cannot predict the impact of the EEPS on the electricity usage of our customers. There could be an adverse effect on the result of operations of our ESCO business if the EEPS results in a reduction in the aggregate amount of customer load we serve.

The ESCO business, including our relationship with our suppliers, is dependent on access to capital and liquidity, which may be limited under current circumstances.

Our business involves entering into contracts to purchase large quantities of electricity or natural gas. Because of seasonal fluctuations, we generally are required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. IDT Energy has a Preferred Supplier Agreement with BP pursuant to which BP became our preferred provider of electricity and natural gas in New York State. In addition to other advantages of this agreement, we will benefit from the removal of the requirement to post security with other suppliers. There can be no assurance that we will be able to maintain the required covenants or that the agreement will be renewed upon its expiration. Difficulty in obtaining adequate liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

Risks Related to Alternative Energy

We have no current production and we may never have any.

We do not have any current production of shale oil. We cannot assure you that we will produce shale oil at all or in commercially profitable quantities. Our ability to produce shale oil may depend upon our ability to develop and operate our planned projects and facilities, which may be affected by events or conditions that impact the advancement, operation, cost or results of such projects or facilities, including:

•	The outcome of negotiations with potential partners, governments, suppliers, customers or others;
•	Changes in operating conditions and costs, including costs of third party equipment or services such as drilling and processing and access to power sources;
•	Security concerns or acts of terrorism that threaten or disrupt the safe operation of company facilities; and
•	The occurrence of unforeseen technical difficulties.

Operating hazards and uninsured risks with respect to the oil and gas operations may have material adverse effects on our operations.

Our exploration and, if successful, development and production operations are subject to all of the risks normally incident to the exploration for and the development and production of oil and gas, including blowouts, cratering, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental and operating risks. These hazards could result in substantial losses due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. While as a matter of practice we take out insurance against some or all of these risks, such insurance may not cover the particular hazard and may not be sufficient to cover all losses. The occurrence of a significant event adversely affecting any of our operations could have a material adverse effect on us, could materially affect our continued operation and could expose us to material liability.

AMSO, LLC’s and IEI’s dependence on the limited contractors, equipment and professional services available could result in increased costs and possibly material delays in their respective work schedules.

Due to the lack of available technical resources with in-situ extraction experience, the costs for our operations may be more expensive than planned or there could be delays in our operating plans. We are also more likely to incur delays in our drilling schedule and be subject to a greater risk of failure in meeting our required work schedule. Similarly, some of the professional personnel we need to undertake our planned operations are not available in Israel or available on short notice for work in Israel, and, therefore, we may need to use overseas contractors for various projects. Any or all of the factors specified above may result in increased costs and delays in the work schedule.

AMSO, LLC and IEI will require substantial funds and will need to raise additional capital in the future.

We will need substantial funds to fully execute our anticipated operations. Failure to secure adequate funding could adversely affect our ability to advance our strategic plans as currently contemplated and require us to delay, scale back, or shut down our operations. Furthermore, the current conditions in the global capital markets due to the credit crisis which began in the second half of 2008 and the current volatility in the financial markets may make it difficult for us to obtain such financing.

AMSO, LLC’s and IEI’s success depends on the continuing efforts of key personnel and our efforts may be severely disrupted if we lose their services.

Our future success depends, to a significant extent, on our ability to attract and retain qualified technical personnel particularly those with expertise in in-situ shale oil production. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our qualified technical personnel. The unexpected loss of the services of one or more of these people, and the ability to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on our operations.

There are uncertainties associated with AMSO, LLC’s RD&D lease and IEI’s license.

AMSO, LLC was granted an RD&D Lease by the BLM for 10 years with up to a 5-year extension upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued. The terms of the RD&D Lease do not guarantee that the BLM will grant a commercial lease. Further, there is significant environmental opposition to the commercial production of shale oil. There are numerous conditions and requirements that AMSO, LLC will have to meet to convert its RD&D Lease into a commercial lease, and there can be no assurance that all of the conditions and requirements will be met before the expiration of the RD&D Lease.

IEI holds an exclusive Shale Oil Exploration and Production License that expires in July 2011. While the license may be extended for an additional four years and IEI may also apply for a new license, there is no guarantee the license will be extended or that a new license would be granted. In addition, the license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license.

In-situ technology for the extraction of shale oil is in its early stages of development, has not been deployed commercially and AMSO, LLC and IEI may not be able to develop environmentally acceptable and economically viable technology in connection therewith.

Our strategy is predicated on the production and extraction of shale oil using unconventional methodologies, defined as any method other than the traditional oil well. Unconventional oil production is typically more costly and has a more significant environmental impact than traditional production. Our unconventional production methods are less established than traditional methods and therefore carry a higher degree of technology risk. The increased costs increase the risks that we will not be profitable given commodity price fluctuations, assuming we enter into commercial production.

AMSO, LLC and IEI are subject to regulatory, legal and political risks that may limit their operations.

Our operations and potential earnings may be affected from time to time in varying degree by regulatory, legal and political factors including:

•

Laws and regulations related to environmental or energy security matters, including those addressing alternative energy sources and the risks of global climate change. Such laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•	The discharge of pollutants into the environment;
•	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes; and
•	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives;
•	Restrictions on exploration and production;
•	Loss of petroleum rights including key leases, licenses or permits;
•	Tax or royalty increases, including retroactive claims;
•	Intellectual property challenges that would limit our ability to use in-situ extraction technology;
•	Political instability in areas where we operate; and
•	War or other international conflicts in Israel.

Regulation of greenhouse gas emissions could increase AMSO, LLC and IEI’s operational costs.

AMSO, LLC’s and IEI’s potential future production and processing of oil shale will result in emission of greenhouse gases. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various phases of discussion or implementation. The Kyoto Protocol and other actual or pending federal, state and local regulations, envision a reduction of greenhouse gas emissions through market-based trading schemes. As a result of these and other environmental regulations, we can expect to incur additional capital, compliance, operating, maintenance and remediation costs. To the extent these costs are not ultimately reflected in the price of the products we sell, our operating results will be adversely affected.

Our industry is subject to the same general inherent industry and economic risks of the oil and gas business.

The oil business is fundamentally a commodity business. This means that potential future commercial operations and earnings may be significantly affected by changes in oil and gas prices and by changes in margins on gasoline and other refined products.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to lose significant rights and pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to our technology involve complex scientific, legal and factual questions and analysis. It is therefore difficult to accurately predict whether or not a third party will assert that we are infringing on its intellectual property or whether it would prevail. Although we are not currently aware of any infringement or of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, in many jurisdictions, patent applications remain confidential and are not published for about 5 to 6 months after filing. Thus, we may be unaware of other persons’ pending patent applications that relate to our processes. While at present we are unaware of competing patent applications, competing applications could potentially surface.

The defense and prosecution of intellectual property suits, patent opposition proceedings and related legal and administrative proceedings can be both costly and time consuming and may significantly divert the efforts and resources of our technical and management personnel. An adverse determination in any such litigation or proceedings to which we may become a party could subject us to significant liability to third parties, require us to seek licenses from third parties, to pay ongoing royalties, to redesign our products, or subject us to injunctions prohibiting the manufacture and sale of our products or the use of our technologies.

Risks Related to Our Financial Performance

We have incurred significant losses since our inception, and continued losses in the future could cause the trading price of our stock to decline further or have a material adverse effect on our results of operations, financial condition, our ability to pay our debts as they become due and cash flows.

We have incurred significant losses since inception. During fiscal 2009, we had a consolidated net loss of $(155.4) million. If we are not able to achieve overall profitability or maintain any profitability that we do achieve, the trading price of our stock could continue to decline and our financial condition could worsen as we could, among other things, continue to deplete our cash, cash equivalents and marketable securities.

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009. We incurred a net loss in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and we would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. We had an accumulated deficit at July 31, 2009 of $251.9 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of July 31, 2009 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute our business plan.

We hold significant cash, cash equivalents, marketable securities and investments that are subject to various market risks.

As of July 31, 2009, we had cash, cash equivalents, restricted cash and cash equivalents, marketable securities and investments of $196.7 million. In addition, as of July 31, 2009, our assets of discontinued operations included cash and cash equivalents of $13.1 million, of which we will retain approximately $10 million held by IDT Financial Services pursuant to regulatory requirements upon completion of the proposed sale, in addition to the $3 million that we expect to receive from the buyer. We incurred losses in fiscal 2009 and fiscal 2008 upon the disposal of unprofitable investments. In addition, we hold auction rate securities with a cost of $14.3 million that are not currently liquid and have declined in value. As of July 31, 2009, the estimated fair value of our auction rate securities was $0.6 million. Furthermore, we hold a portion of our total asset portfolio in holdings of pooled investment vehicles including hedge funds; as of July 31, 2009, the carrying value of our investments in such pooled investment vehicles was approximately $12.4 million, of which $0.6 million is included in “Investments-short term” and $11.8 million is included in “Investments-long-term” in our consolidated balance sheet. These pooled investment vehicles carry a degree of risk, as there can be no assurance that we can redeem these investments at any time and that the managers of the hedge funds in which we have invested will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

Intellectual Property, Tax, Regulatory and Litigation Risks

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

We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved.

We are subject to audit by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such liabilities, but we do not reserve for liabilities that we do not reasonably expect to be imposed.

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

On June 5, 2007, we were notified by USAC that it intended to audit our FCC Form 499-A filings for calendar years 2005 and 2006. This audit took place over the subsequent months and on April 30, 2008 USAC issued an Audit Report from its IAD finding, as it found in its prior Audit Report, that we incorrectly reported certain revenues on Forms 499-A. USAC directed us to refile our Forms 499-A for calendar year 2005 in a manner consistent with the IAD’s findings. We did not refile the Forms 499-A, as we believed the IAD is mistaken in certain conclusions regarding the treatment of our revenues. Whereas USAC filed certain Forms 499-A on our behalf over our objection in the first audit, USAC has not yet filed any Forms 499-A on our behalf as a result of the second audit. However, we think it is likely they will do so in the future. It remains IDT’s position that it would be impermissible under the FCC’s rules and regulations for USAC to file on IDT’s behalf. We filed with the FCC a “Request for Review” of the Audit Report, which remains pending as of the date we are filing this Annual Report.

USAC’s revisions in both audits to our filing methodology resulted in additional regulatory payments for the years covered by the audit. Because we believe in the accuracy of our filing methodology and our Request remains pending, we have not revised our methodology for post-audit Form 499-A filings. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request is denied and/or our methodology is not upheld on appeal, and we have made payments on amounts that have been invoiced to us by USAC and/or other agencies. We anticipate receiving additional invoices in the near future for our more recent audit. If we receive such invoices, we will remit payment for those invoices while our Requests for Review remain pending. The accrual amount for the years covered by the audit and subsequent years, as of July 31, 2009, was $19.8 million. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

The Internal Revenue Service, in the ordinary course of business, may audit some or all of our tax filings. In fiscal 2006, the IRS commenced an audit of our U.S. federal tax returns for fiscal years 2001, 2002, 2003 and 2004. As a result of this audit, we owed approximately $75 million in taxes for fiscal 2001 and approximately $1 million for adjustments carried forward to fiscal 2005 and $39.5 million in interest. In connection therewith, we paid $10.0 million of the amount owed in July 2008 and paid the remaining amount owed to the IRS, an aggregate of $108.4 million, in monthly installments from October 2008 through June 2009. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest. The IRS granted our request for abatement of a portion of the interest and penalties that were incurred while we were making installment payments, and the IRS applied these payments to the amount owed for fiscal 2005. The fiscal 2006 and fiscal 2007 audits are ongoing.

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner.

On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.4 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.1 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appro-

priate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. We cannot be certain of the ultimate outcome of this matter at this time.

We are also subject to audits in various jurisdictions for various other taxes, including sales and use tax, gross receipts tax, payroll tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which we have accrued an aggregate of $5.6 million as of July 31, 2009. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Federal and state regulations may be passed that could harm Net2Phone’s business.

Net2Phone’s ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. As such, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Congress, the FCC and several states are examining this issue. If these regulators decide to increase VoIP regulations, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic or other charges and fees. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that regulations requiring compliance with federal Truth in Billing requirements could place a significant financial burden on us depending on the technical changes required to accommodate the requirements. Also, pending FCC and/or judicial actions regarding interconnected VoIP may result in the application of new or additional regulatory obligations, such as contributing to state universal service funds, thereby requiring us to pay additional charges and taxes. As a result, our business, financial condition and results of operations could be materially and adversely affected.

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

We are subject to legal proceedings in the ordinary course of business that may have a material adverse effect on our results of operations, cash flows or financial condition.

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows or financial condition. See, for example, the T-Mobile USA, Inc. matter as set forth in detail in Item 3 below.

Risks Related to Our Capital Structure

Holders of our Class B common stock have significantly less voting power than holders of our Class A common stock and our common stock.

Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to three votes per share and holders of our common stock are entitled to one vote per share. As a result, the ability of holders of our Class B common stock to influence our management is limited.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.

Howard S. Jonas, our Chairman of the Board, Chief Executive Officer and founder, has voting power over 4,764,039 shares of our common stock (which includes 3,272,326 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 1,827,650 shares of our Class B common stock, representing approximately 75.7% of the combined voting power of our outstanding capital stock, as of October 9, 2009. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Risks Related to Our Publicly Traded Equity

The price of our common and Class B common stock has decreased significantly, and may continue to decrease and be subject to volatility.

The price of our common stock and our Class B common stock have depreciated significantly during the past two fiscal years, and have been subject to substantial volatility. As of the close of business on October 26, 2009, the price of our common stock and Class B common stock were $3.48 and $3.83, respectively. See Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of this annual report for more information on the history of the closing prices of our common stock and our Class B common stock. The prices of our common stock and our Class B common stock may continue to decrease and may continue to be subject to substantial volatility.

Our common stock is deemed to be a “Penny Stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

The SEC has adopted regulations that define a “penny stock,” generally, to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling our securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of shareholders to sell their shares.

The New York Stock Exchange has notified us that we are not in compliance with its continued listing criteria. If we are delisted by the NYSE, the price and liquidity of our common stock and Class B common stock will be negatively affected.

On September 30, 2008 and October 8, 2008, we received notices from the NYSE that we were no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. We submitted a plan to the NYSE to regain compliance with the market capitalization standard, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures if we fail to meet the milestones set forth in our plan. We have until March 2010 to regain compliance with the $100 million market capitalization standard. In addition, according to the rules of the NYSE, the NYSE will promptly initiate suspension and delisting procedures with respect to a listed company that is determined to have average global market capitalization over a consecutive 30 trading-day period of less than $25 million. As of October 26, 2009, we had a 30-day average market capitalization of $71.3 million. We are currently in compliance with this $25 million threshold, but not the $100 million threshold. On April 8, 2009, the NYSE notified us that the stock price for each of our listed equity securities was above the NYSE’s minimum requirement of a $1.00 average share price over the preceding 30 trading days and a $1.00 share price on the close of the last trading day of the six-month cure period (April 8, 2009), thus restoring our compliance with the minimum share price requirement for continued listing on the NYSE.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Newark, N.J. in a building that contains approximately 500,000 square feet along with an 800 car parking garage that we acquired in the third quarter of fiscal 2008 and is subject to a mortgage. We also lease a 75,000 square foot space in Newark, New Jersey. Collectively, these two buildings currently serve as the base for each of our operating segments.

We also occupy space in both leased and owned properties in New Jersey, Los Angeles, California, Washington, D.C. and other locations in metropolitan areas primarily to house telecommunications equipment.

We previously owned a 45,000 square foot building in Puerto Rico. The building was sold during the first quarter of fiscal 2010.

In June 2009, the Company completed the sale of the majority of its 102,000 square foot building in Jerusalem, Israel. The Company retained ownership of a 12,400 square foot condominium interest in the building.

AMSO, LLC is one of three holders of research, development and demonstration leases granted by the U.S. Bureau of Land Management in Colorado. The lease provides AMSO, LLC with the ability to research, test and demonstrate the potential for commercial shale oil production on 160 acres in western Colorado. The lease includes the right to convert over to a commercial lease for up to 5,120 contiguous acres if AMSO, LLC can demonstrate viable production of commercial quantities of shale oil without unacceptable environmental consequences. AMSO, LLC has 10 years (the term of the research, development and demonstration lease) to convert over to the commercial lease; however, the 10 year period can be extended for an additional five years if AMSO, LLC is in compliance with the terms of the lease.

We maintain our European headquarters in London, England (corporate and carrier operations) and Dublin, Ireland (retail operations). We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates, all local exchange carriers (collectively, Plaintiffs), filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from our subsidiaries IDT Telecom, Inc., Entrix Telecom Inc. and several as of yet unidentified entities affiliated with us. The complaint alleges that our subsidiaries failed to pay hundreds of thousands, and potentially millions of dollars of “switched access service” charges for calls made by consumers using our subsidiaries’ prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, we filed a motion to stay or in the alternative to dismiss the complaint. At this stage of the proceedings, we are unable to estimate our potential liability for Plaintiffs’ claim.

On May 15, 2009, a complaint (which was subsequently amended) was filed by T-Mobile USA, Inc. (T-Mobile) against a subsidiary of ours, IDT Domestic Telecom, Inc., or Domestic Telecom, in the Superior Court of the State of Washington, King County. The complaint alleges that Domestic Telecom breached a Wholesale Supply Agreement entered into between T-Mobile and Domestic Telecom in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that Domestic Telecom purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. We answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of our prepaid wireless unit, TúYo Mobile. T-Mobile answered the counterclaims. T-Mobile filed a motion for judgment on the pleadings, seeking an order awarding T-Mobile damages in the amount of approximately $44 million or in the alternative an order granting partial summary judgment on the issue of liability. We filed our opposition to the motion on October 21, 2009 and a hearing is scheduled for November 24, 2009. We believe that we have valid defenses to T-Mobile’s allegations and intend to conduct a vigorous legal defense. This matter is in its early stages and therefore we are unable to form an estimate of any potential liabilities to us related to this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (Aerotel) filed a complaint against us in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal, all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008. The settlement also required us to make available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, we accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against us in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between us and Aerotel. The complaint alleged Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. The parties reached a settlement and on June 26, 2009 finalized a Settlement Agreement, the terms of which are subject to a confidentiality provision. The lawsuit was dismissed. In connection with this matter, we accrued an additional expense of $6 million in the fourth quarter of fiscal 2008.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. We alleged that the defendants breached a settlement agreement that they had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that the defendants did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted our motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting our motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to us and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, we filed our request for reargument, or in the alternative, for leave to appeal to the Court of Appeals. On December 30, 2008, the Appellate Division granted our request for leave to appeal to the Court of Appeals. On May 18, 2009, the parties submitted the briefs on that appeal and oral argument was held on September 15, 2009. On October 22, 2009, the Court of Appeals issued an Order affirming the Appellate Division’s order.

On March 29, 2004, D. Michael Jewett, a former employee whose employment we terminated less than seven months after he was first hired, filed a complaint against us in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act, or CEPA; (iii) violations of the New Jersey Law Against Discrimination, or LAD; (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress, or IIED. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. We deny liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which we moved to dismiss. Plaintiff opposed our motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part our motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties participated in non-binding mediation on December 15, 2008, which was not successful. Fact discovery is complete and the parties are now engaged in expert discovery.

On April 1, 2004, Jewett sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Jewett alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, or DOJ, the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. We and the Audit Committee of our Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither of our or the Audit Committee’s investigations have found any evidence that we made any such improper payments to foreign officials. We continue to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

On June 1, 2006, we filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (Skype) infringed patents owned by us. Our complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by us. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to our claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. A request has been filed with the United States Patent and Trademark Office, or USPTO, to reexamine the patents in question. Subsequently, Skype filed a motion to stay the New Jersey litigation pending the USPTO’s decision on the request for reexamination. The motion to stay was denied. Efforts to reach a settlement of this matter are ongoing. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that we, Net2Phone, Inc., IDT Telecom, Inc. and UTA infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining us from infringing the patent and an undetermined amount of monetary damages in connection with our alleged infringement. On April 23, 2008, we answered eBay’s complaint and denied all wrongdoing. We also filed counterclaims against eBay for infringement of Net2Phone patents: U.S. Patents numbers 6,275,490, 5,974,414 and 6,631,399. We asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. The Court held a claim construction hearing on February 24-25, 2009. Fact discovery closed on September 25, 2009. The Parties have mutually agreed to continue all prior noticed depositions and reserve the right to supplement discovery in accordance with the Federal Rules of Procedure. On October 22, 2009, the parties filed a Joint Motion to Continue the Case Deadlines by 120 days in both the New Jersey litigation and the Arkansas litigation, and the trial date of March 15, 2010 has been vacated.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. We sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied our motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, we settled with five of the defendant groups. The litigation is continuing against the non-settling STi defendants. On February 11, 2009, the STi defendants filed motions for summary judgment, which we opposed. These motions are pending with the Court. The parties are scheduled to participate in non-binding mediation on November 10, 2009. The trial is expected to begin on March 1, 2010.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of the Company’s management, none of the other legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT” and our common stock trades on the New York Stock Exchange under the symbol “IDT.C.,” but both have been assigned a “.BC” indicator by the New York Stock Exchange to signify that we are not currently in compliance with their listing standards.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated. A one-for-three reverse stock split of all of the Company’s outstanding common stock, Class A common stock and Class B common stock was effective on February 24, 2009. All share prices in the tables below have been retroactively adjusted to reflect the one-for-three reverse stock split.

	High	Low
Fiscal year ended July 31, 2008
First Quarter	$37.74	$23.01
Second Quarter	$28.62	$17.82
Third Quarter	$21.21	$10.14
Fourth Quarter	$12.06	$4.23
Fiscal year ended July 31, 2009
First Quarter	$5.70	$1.53
Second Quarter	$3.24	$.72
Third Quarter	$1.69	$.76
Fourth Quarter	$2.64	$1.29

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2008
First Quarter	$35.55	$20.67
Second Quarter	$25.95	$18.00
Third Quarter	$19.68	$8.94
Fourth Quarter	$10.41	$3.30
Fiscal year ended July 31, 2008
First Quarter	$4.98	$1.02
Second Quarter	$4.32	$.45
Third Quarter	$1.47	$.70
Fourth Quarter	$2.44	$1.03

On October 9, 2009, there were 124 holders of record of our Class B common stock and 57 holders of record of our common stock. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 9, 2009, the last sales price reported on the New York Stock Exchange for the Class B common stock was $3.49 per share and for the common stock was $3.29 per share.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2009, and which is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by the Company of its shares during the fourth quarter of fiscal 2009.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs		Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2009	0		$0	0		6,952,983
June 1 – 30, 2009	0		$0	0		6,952,983
July 1 – 31, 2009	897,586	(2)	$1.97	891,100	(3)	6,061,883
Total	897,586		$1.97	891,100

(1) Under our stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and our common stock, without regard to class. On December 17, 2008, our Board of Directors amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the approximately 3.3 million shares that remained available to repurchase to 8.3 million shares.

(2) Includes 91,800 shares of common stock and 799,300 shares of Class B common stock purchased pursuant to the stock repurchase program, as well as 6,486 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

(3) Consists of 91,800 shares of common stock and 799,300 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 6,061,883 shares that may yet be purchased under the stock repurchase program.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item. In accordance with Item 10(f)(2)(iii) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $50 million as of January 30, 2009, the last business day of our second fiscal quarter. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Annual Report on Form 10-K.

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

OVERVIEW

We are a multinational holding company with subsidiaries spanning several industries. Our principal businesses consist of:

•

IDT Telecom, which provides telecommunications services to consumers and businesses, including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services, wholesale carrier services and local, long distance and wireless phone services;

•	IDT Energy, which operates our ESCO in New York State;
•	Alternative Energy, which consists of AMSO, which manages our 50% interest in AMSO, LLC, our U.S. oil shale initiative, and IEI, our Israeli alternative energy venture; and
•	Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing.

We also hold assets including certain real estate investments and operate other smaller or early-stage initiatives and operations.

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution to our stockholders of the common stock of CTM Holdings. CTM Holdings’ businesses include: CTM Media Group, which is a distributor of print and online advertising and information in targeted North American tourist markets; IDW Publishing, which is a comic and book publisher with a diverse catalog of licensed and independent titles including classic collections; and WMET 1160AM, which is a paid programming radio station in the Washington, D.C. metropolitan area. Since CTM Holdings did not meet the criteria to be reported as discontinued operations until September 14, 2009, the assets, liabilities, results of operations and cash flows of CTM Holdings and its subsidiaries are included in our continuing operations for all periods presented.

Prior to completing the CTM Spin-Off, the following subsidiaries of ours were transferred to CTM Holdings: (i) CTM Media Group, Inc.; (ii) IDT Local Media, Inc.; (iii) IDT Internet Mobile Group, which holds a majority interest in Idea and Design Works, LLC (IDW Publishing); and (iv) Beltway Acquisition Corporation, which holds the broadcast license of the WMET-AM radio station. The record date for the distribution to our stockholders was August 3, 2009. As of September 14, 2009, each of our stockholders received: (i) one share of CTM Holdings Class A common stock for every three shares of our common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of our Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of our Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock. CTM Holdings met the criteria to be reported as a discontinued operation on September 14, 2009, therefore the assets, liabilities, results of operations and cash flows of CTM Holdings and its subsidiaries will be classified in discontinued operations in the first quarter of fiscal 2010.

We conduct our business through the following three reportable segments: Telecom Platform Services, Consumer Phone Services and IDT Energy. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. We expect that Alternative Energy, which is included in All Other, will be a reportable business segment beginning in the first quarter of fiscal 2010.

Discontinued Operations and Other Dispositions

Hillview Avenue Realty, LLC

On July 31, 2009, Hillview Avenue Realty, LLC, or Hillview, a majority owned subsidiary of ours, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The property consisted of two interconnected office buildings located on 6.68 acres. The sales price was $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, transaction expenses and the interests of the other owners of Hillview, were $3.1 million, which was received in August 2009. This sale met the criteria to be reported as discontinued operations as of July 31, 2009 and accordingly, the assets, liabilities, results of operations and cash flows of the property are classified as discontinued operations for all periods presented. We recognized a gain of $0.2 million in the fourth quarter of fiscal 2009 in connection with the sale of Hillview’s property.

As a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, we also assessed the recoverability of certain of our long-lived assets in accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As a result of our assessment, in the third quarter of fiscal 2009, we recorded impairment of $2.0 million related to the Hillview property.

European Prepaid Payment Services Business

On July 9, 2009, we entered into an agreement for the sale of the capital stock of IDT Financial Services, our European prepaid payment services business, for approximately $3 million, subject to adjustment based on changes in the net assets of IDT Financial Services. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. In addition, we will retain the approximately $10 million held by IDT Financial Services pursuant to regulatory requirements which is included in “Cash and cash equivalents” of discontinued operations at July 31, 2009. As of July 31, 2009, IDT Financial Services met the criteria to be classified as held for sale and reported as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of IDT Financial Services are classified as discontinued operations for all periods presented.

Union Telecard Dominicana, S.A and Ethnic Grocery Brands LLC

On June 24, 2009, we acquired the 49% interest in UTA that we did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in UTA DR held by UTA, (e) the assignment of an 80% ownership interest in EGB held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, the seller may receive up to an additional $1.7 million for post-closing contingencies. The aggregate purchase price was $9.7 million, which included the aggregate estimated fair value of the interests in UTA DR and EGB of $2.0 million. UTA is the distributor of our prepaid calling cards in the United States. UTA DR and EGB met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of UTA DR and EGB are classified as discontinued operations for all periods presented. We recognized a loss in connection with the assignments of UTA DR and EGB of $2.5 million in the fourth quarter of fiscal 2009, which is included in “Loss on disposal/sale of discontinued operations” in the accompanying consolidated statement of operations.

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

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on disposal/sale of discontinued operations in fiscal 2009 and fiscal 2008 of $0.3 million and $4.9 million, respectively, included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

Summary Financial Data of Discontinued Operations

Revenues, loss before income taxes and net loss of Hillview, IDT Financial Services, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2009	2008
REVENUES:
Hillview	$6,630	$6,552
IDT Financial Services	2,732	2,833
UTA DR	59,416	41,080
EGB	23,242	26,348
IDT Carmel	16,535	45,651
TOTAL	$108,555	$122,464
LOSS BEFORE INCOME TAXES:
Hillview	$(2,396)	$(1,507)
IDT Financial Services	(1,821)	(6,996)
UTA DR	(257)	(967)
EGB	(2,514)	(4,765)
IDT Carmel	(38,867)	(25,297)
TOTAL	$(45,855)	$(39,532)
NET LOSS:
Hillview	$(2,396)	$(1,507)
IDT Financial Services	(1,821)	(6,997)
UTA DR	(262)	(967)
EGB	(2,514)	(4,768)
IDT Carmel	(38,867)	(25,347)
TOTAL	$(45,860)	$(39,586)

IDT Global Israel

In the fourth quarter of fiscal 2008, we disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million. In fiscal 2009, we disposed of the remaining 20% of the issued and outstanding shares of IDT Global Israel. We retained exclusive control over the sale of IDT Global Israel’s building. We agreed to use a certain amount of IDT Global Israel’s call center services for one year after the disposal. The disposal did not meet the criteria to be reported as a discontinued operation; therefore IDT Global Israel’s historical results of operations are included in continuing operations.

At July 31, 2008, the estimated sales price of the building net of costs to sell of $18.2 million was included in “Other current assets” and the balance of the obligations secured by the building of $7.1 million was included in “Other current liabilities”. In fiscal 2009, we recorded an impairment of $3.5 million, which reduced the carrying value of the building to its estimated fair value at the time. In June 2009, the building was sold for $12.7 million of which $6.4 million was used to repay the obligations secured by the building and $0.8 million was held in escrow. We retained a floor in the building and reclassified $1.6 million from “Other current assets” to “Property, plant and equipment”. We received the net proceeds of $5.4 million from the sale and recognized a loss of $0.5 million on the sale.

Our results of operations for fiscal 2009 and fiscal 2008 included revenues generated by IDT Global Israel’s operations of nil and $5.2 million, respectively, and loss from operations of nil and $10.3 million, respectively.

Investment in American Shale Oil, LLC

In April 2008, our wholly owned subsidiary AMSO acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million.

AMSO, LLC is one of three holders of leases granted by the U.S. BLM to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease. The acquisition of AMSO, LLC was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which included the amounts assigned to AMSO, LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in the third quarter of fiscal 2009 in connection with the sale. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

We consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, we account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we no longer control AMSO, LLC. Pursuant to Financial Accounting Standards Board, or FASB, Interpretation 46(R), Consolidation of Variable Interest Entities, AMSO, LLC is a variable interest entity, however, we are not the primary beneficiary because we will not absorb a majority of the expected losses or receive a majority of the expected residual returns.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions described below where the amount could be greater or lesser. Total has the option of withdrawing from AMSO, LLC and terminating its obligation to make capital contributions at the end of the first phase, and in that case AMSO’s commitment would be reduced to $5.3 million.

Although, subject to certain exceptions, AMSO and Total are not obligated to make additional contributions beyond their respective shares (which for AMSO is $10.0 million), they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares for additional funding.

Total can increase AMSO’s initial required funding commitment of $10.0 million up to an additional $8.75 million if Total wishes to continue to fund the pilot test up to an agreed upon commitment level.

At July 31, 2009, our estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $8.1 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at July 31, 2009 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(807)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1,074)
Estimated maximum exposure to additional loss	$8,119

AMSO’s total committed investment in AMSO, LLC and its estimated maximum exposure to additional loss is subject to certain exceptions where the amounts could be greater. One exception is the additional funding that may be necessary to fund the pilot test as described above. The other significant exception is additional capital contributions that may be required to fund unexpected liabilities outside the purview of the traditional research, development and demonstration operations incorporated in AMSO, LLC’s budgeting and planning. However, any additional capital contributions for such liabilities would have to be authorized by both AMSO and Total.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 80.2% and 83.1% of our total revenues from continuing operations in fiscal 2009 and fiscal 2008, respectively.

Our Telecom Platform Services segment markets and sells primarily prepaid and rechargeable calling cards in the United States and abroad. We sell prepaid and rechargeable calling cards under the “IDT,” “Entrix,” “DSA”, “LA LEYENDA”, “BOSS”, “Playball”, “GOOOL”, “RED”, “Feliz” and “PT-1” brand names, among others, providing telephone access to more than 230 countries and territories. We also sell select cards under the Net2Phone brand name, including the “Net2Phone Direct” and “Penny Talk” calling cards. Our calling card business worldwide sells the great majority of its prepaid calling cards to distributors at a discount to their face values of different denominations, and records the sales as deferred revenues. These deferred revenues are recognized into revenues when telecommunications services are provided and/or administrative fees are imposed. Calling cards are also sold to national retailers, as well as private label cards that are specially branded for a specific retail chain of stores. In addition, cards are branded for companies seeking to use them as promotional items. We also offer rechargeable calling cards, marketed primarily to consumers and business customers nationwide. These cards can be automatically recharged using a credit card number provided by the customer at the time of initial card activation.

Our Telecom Platform Services segment also carries our international traffic and the telecommunication traffic of other telecommunications companies. Telecom Platform Services also includes our cable telephony services. Our wholesale carrier services business continues to expand our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In fiscal 2010, we plan to continue expanding these direct relationships with mobile network providers.

Our Consumer Phone Services segment provides consumer local and long distance services in the United States. Since calendar 2005, this business has been in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers, and we attempt to maximize profits by optimally managing both the life-cycle of our customer base as well as the costs associated with operating this business.

Direct costs related to our telecom businesses consist primarily of three major categories: termination and origination costs, toll-free costs and network costs.

Termination costs represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnections with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to our retail consumer phone services business consists primarily of leased lines from the RBOCs, which are billed to us as a monthly fee. Toll-free costs are variable costs paid to providers of toll-free services.

Network costs, which are also called connectivity costs, are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. In May 2009, we completed the migration of our global network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will often likely result in incrementally higher network costs.

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

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, professional fees, rent and other administrative costs. IDT Telecom’s calling cards and consumer phone services generally have higher selling, general and administrative expenses associated with them than does its wholesale carrier services business.

Telecom Competition

In all of our IDT Telecom businesses, our competitors continue to aggressively price their services. In addition, we often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction in our gross revenues and profits. We also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to wireless services. We expect pricing of wireless services to continue to decrease, which may result in increased substitution of calling cards by wireless services and increased pricing pressure on our calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues. Minutes-of-use in our global calling card business has generally declined each quarter beginning in the third quarter of fiscal 2006, from 4.23 billion in the second quarter of fiscal 2006 to 1.75 billion in the fourth quarter of fiscal 2009.

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

UTA Acquisition

On June 24, 2009, we acquired the 49% interest in UTA that we did not own. Our consolidated financial statements included the results of operations, financial position and cash flows of UTA prior to the acquisition of the 49% interest since UTA was one of our controlled subsidiaries prior to the acquisition. The primary reasons for the acquisition of the 49% interest in UTA that we did not own were (1) to streamline our operations in the domestic prepaid calling card business, (2) to enhance our capacity to develop marketing and distribution strategies for prepaid calling card products to deliver high-quality, competitively priced products to our customers, and (3) to increase revenues from the network of sub-distributors that sell our calling cards to retail outlets throughout most of the United States.

IDT Energy

Through our retail energy business, we operate an Energy Service Company, or ESCO, that resells both natural gas and electricity to customers throughout seven utility markets in New York State, including those currently served by Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid (including Keyspan), and Rochester Gas and Electric. IDT Energy’s revenues represented 17.2% and 14.2% of our total revenues from continuing operations in fiscal 2009 and fiscal 2008, respectively.

We sell electricity and natural gas at contracted prices based on the real-time demand or usage of our customers. Direct costs for our retail energy business consist primarily of gas and electricity we purchase for resale. We do not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. We purchase gas through wholesale suppliers and various utility companies. We buy electric capacity, energy and ancillary services through the wholesale markets administrated by the New York Independent System Operator, Inc., or NYISO. The NYISO performs real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or LDC for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited by the NYISO or the LDCs for balancing the electricity and natural gas purchased and sold for our account. We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs and the NYISO. Also included in direct energy costs are scheduling costs, ISO fees, pipeline costs and utility service charges.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP pursuant to which BP will be IDT Energy’s preferred provider of electricity and natural gas in New York State. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable, or POR, programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. IDT Energy will purchase electricity and natural gas from BP and pay a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

Selling expenses in our energy business consist primarily of sales commissions paid to independent agents and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include salaries, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers collectively accounted for 6.7% and 7.6% of total consolidated revenues from continuing operations in fiscal 2009 and fiscal 2008, respectively. Our customers with the five largest receivables balances collectively accounted for 24.6% and 15.9% of the consolidated gross trade accounts receivable at July 31, 2009 and 2008, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom, wholesale carrier and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale carrier customers by offsetting trade accounts receivable from these wholesale customers with trade accounts payable due to them for purchases of telecommunications services (including both termination and connectivity). In this way, IDT Telecom can continue to sell services to these wholesale customers, and reduce its risk position, through the offset of receivables and payables. In addition, when it is practical to do so, IDT Telecom will increase its purchases from wholesale customers with trade accounts receivable balances that exceed IDT Telecom’s trade accounts payable in order to maximize the offset and reduce its credit risk.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. We base our allowances on our determination of the likelihood of recoverability of trade accounts receivable based on past experience and current collection trends that are expected to continue. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balances. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowances accordingly, however actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill and Intangible Assets with Indefinite Useful Lives

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Other intangible assets with definite lives are amortized over their estimated useful lives.

The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount (which is known as Step 1). If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

Valuation of Long-Lived Assets including Intangible Assets with Finite Useful Lives

We test the recoverability of our long-lived assets including identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

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

Income and Other Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowances as well as certain other tax and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and nonrecurring items. Assessment of the appropriate amount and classification of income and other taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of Internal Revenue Service (IRS) tax audits of the Company’s Federal tax returns, other tax-related or regulatory fee-related audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees. As a result, the actual tax and/or regulatory fee payments may materially differ from these estimates.

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND STANDARDS NOT YET ADOPTED

In February 2008, the FASB issued FASB Staff Position, or FSP, No. FAS 157-2, Effective Date of FASB Statement No. 157, which postponed the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). Nonrecurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities initially measured at fair value for exit or disposal activities. We adopted SFAS 157 for nonrecurring nonfinancial assets and nonfinancial liabilities on August 1, 2009, which did not have a material impact on our financial position, results of operations or cash flows. We will apply the provisions of SFAS 157 to nonrecurring nonfinancial assets and nonfinancial liabilities at such time as a fair value measurement is required, which may result in a fair value that is materially different than would have been measured prior to the adoption of SFAS 157.

On August 1, 2009, we adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. We will change the classification and presentation of noncontrolling interests in our financial statements, which is referred to as minority interests in the accompanying consolidated financial statements, for the quarter ending October 31, 2009. We do not expect the adoption of SFAS 160 to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R) with regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. We are required to apply SFAS 141(R) and FSP 141(R)-1 to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changed many aspects of previous accounting requirements for business combinations. As such, if we enter into any business combinations, a transaction may significantly impact our financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under previous U.S. GAAP.

On August 1, 2009, we adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 had no impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. FSP 107-1 became effective for our financial statements beginning on May 1, 2009. We will include the disclosures required by FSP 107-1 in our consolidated financial statements for the quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish principles and requirements for subsequent events, in particular: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, our management evaluated events or transactions that occurred after July 31, 2009 through October 29, 2009 for potential recognition or disclosure in the financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by (a) eliminating the concept of a qualifying special-purpose entity, or QSPE, (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. We are required to adopt SFAS 166 on August 1, 2010. We are currently evaluating the impact of SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FIN 46(R), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. We are required to adopt SFAS 167 on August 1, 2010. We are currently evaluating the impact of SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification™ (or Codification) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification organizes and simplifies U.S. GAAP literature by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure. The Codification is not intended change or alter existing U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, all references to U.S. GAAP in our financial statements for the quarter ending October 31, 2009 will follow the Codification. We do not expect SFAS 168 to have any impact of our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Year Ended July 31, 2009 compared to Year Ended July 31, 2008

The following table sets forth certain items in our statements of operations as a percentage of our total revenues from continuing operations:

Year ended July 31,	2009	2008
REVENUES:
IDT Telecom	80.2%	83.1%
IDT Energy	17.2	14.2
All Other	2.6	2.7
TOTAL REVENUES	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	76.3	78.4
Selling, general and administrative	19.1	23.8
Depreciation and amortization	3.2	3.7
Bad debt	0.5	0.8
Research and development	0.6	0.7
Impairments	4.6	1.6
Restructuring charges	0.7	2.0
TOTAL COSTS AND EXPENSES	105.0	111.0
Gain on sale of interest in AMSO, LLC	0.2	—
Arbitration award income	—	2.3
Loss on disposal of businesses	—	(0.5)
LOSS FROM OPERATIONS	(4.8)	(9.2)
Interest (expense) income, net	(0.1)	0.5
Other expense, net	(2.2)	(1.1)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS AND INCOME TAXES	(7.1)%	(9.8)%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Revenues
IDT Telecom	$1,234.4	$1,459.7	$(225.3)	(15.4)%
IDT Energy	264.7	248.9	15.8	6.4
All Other	39.5	47.0	(7.5)	(16.0)
Total revenues	$1,538.6	$1,755.6	$(217.0)	(12.4)%

Revenues.  The decrease in consolidated revenues in fiscal 2009 compared to fiscal 2008 was primarily due to a decline in IDT Telecom revenues, partially offset by an increase in IDT Energy revenues. The decrease in IDT Telecom revenues in fiscal 2009 compared to fiscal 2008 resulted from decreases in the revenues of both of the IDT Telecom segments. Approximately $53.5 million of the decrease in IDT Telecom revenues in fiscal 2009 compared to fiscal 2008 was due to changes in foreign currency exchange rates. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) declined 6.6% from 23.134 billion in fiscal 2008 to 21.601 billion in fiscal 2009.

The increase in IDT Energy revenues in fiscal 2009 compared to fiscal 2008 was primarily the result of an increase in natural gas revenues mostly due to increased consumption by the larger customer base of IDT Energy.

The decrease in All Other revenues in the fiscal 2009 compared to fiscal 2008 is primarily due to the disposition of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008, as well as the disposition of an additional business in the first quarter of fiscal 2009. These two businesses generated aggregate revenues of $0.1 million and $8.9 million in fiscal 2009 and fiscal 2008, respectively.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Costs and expenses
Direct cost of revenues	$1,173.6	$1,376.1	$(202.5)	(14.7)%
Selling, general and administrative	293.7	418.2	(124.5)	(29.8)
Depreciation and amortization	49.3	65.7	(16.4)	(25.0)
Bad debt	8.1	13.5	(5.4)	(39.7)
Research and development	9.0	11.6	(2.6)	(21.9)
Impairments	71.0	28.3	42.7	150.7
Restructuring charges	10.0	34.6	(24.6)	(71.0)
Total costs and expenses	$1,614.7	$1,948.0	$(333.3)	(17.1)%

Direct Cost of Revenues.  The decrease in direct cost of revenues in fiscal 2009 compared to fiscal 2008 was due primarily to the decline in direct cost of revenues of IDT Telecom, which reflects the decline in IDT Telecom’s revenues, reductions in connectivity costs and approximately $51.1 million due to changes in foreign currency exchange rates. In addition, the decrease in IDT Energy’s direct cost of revenues in fiscal 2009 compared to fiscal 2008 was primarily due to significant decreases in the average unit cost of electricity. Overall gross margin increased from 21.6% in fiscal 2008 to 23.7% in fiscal 2009 due to increases in gross margins in IDT Energy and All Other, partially offset by lower gross margins in IDT Telecom.

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2009 compared to fiscal 2008 was due to reductions in the selling, general and administrative expenses of IDT Telecom, All Other and corporate, offset by an increase in the selling, general and administrative expenses of IDT Energy. The reductions in the selling, general and administrative expenses of IDT Telecom, All Other and corporate were largely due to our cost savings program and reduction in force. The reduction in IDT Telecom’s selling, general and administrative expenses in fiscal 2009 compared to fiscal 2008 was primarily due to reductions in headcount, changes to employee benefit and bonus programs, reductions in facilities and maintenance costs, as well as reduced advertising and marketing expenses and lower legal and other professional fees. All Other selling, general and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 primarily due to the divestiture of many non-profitable non-core businesses during the past year as we continue to focus on our core operations, as well as a decrease in legal fees in connection with ongoing litigation related to certain of our intellectual property. Corporate general and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 primarily due to decreases in payroll and related expenses, legal fees and charitable contributions. In addition, fiscal 2008 included an accrual of $10.5 million related to a jury award for an employee matter. IDT Energy’s selling, general and administrative expenses increased in fiscal 2009 compared to fiscal 2008 due primarily to increases in compensation expense, billing related fees and customer acquisition costs. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 23.8% in fiscal 2008 to 19.1% in fiscal 2009 as selling, general and administrative expenses decreased at a faster rate than total revenues.

We have successfully executed the majority of our cost-cutting initiatives in fiscal 2009, such that our current level of selling, general and administrative expenses offer comparatively modest opportunities for additional reductions.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $3.4 million in fiscal 2009 compared to $4.3 million in fiscal 2008.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman and as of October 22, 2009 our Chief Executive Officer. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. In fiscal 2009, we recognized $0.5 million of the compensation cost related to this agreement.

On November 5, 2008, we and Mr. James A. Courter, our Vice Chairman and until his retirement on October 21, 2009 our Chief Executive Officer, entered into an amendment to Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of our Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. In fiscal 2009, we recognized $0.6 million of the compensation cost related to this amendment. In the first quarter of fiscal 2010, we recognized the remaining $0.2 million of the compensation cost related to this amendment.

On October 21, 2009, upon his retirement as our Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of our Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of our Class B common stock. All of the restricted shares were vested on the date of grant. For a period of five years from the grant date, and subject to certain conditions, 0.2 million of the shares of our common stock will be convertible, at the option of Mr. Courter, into the number of shares of Genie Energy Corporation equal to 1% of the outstanding equity of Genie Energy Corporation at the time of conversion. In the first quarter of fiscal 2010, we recognized $0.6 million of stock based compensation as a result of the grant of the restricted stock.

Depreciation and Amortization.  The decrease in depreciation and amortization expense in fiscal 2009 compared to fiscal 2008 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures.

Bad Debt Expense.  Bad debt expense decreased in fiscal 2009 compared to fiscal 2008 due primarily to a decrease in IDT Telecom’s bad debt expense, partially offset by an increase in IDT Energy’s bad debt expense. The decrease in IDT Telecom’s bad debt expense in fiscal 2009 compared to fiscal 2008 was primarily due to the decrease in revenues and due to evaluations of the outstanding receivables in fiscal 2009 that resulted in adjustments to provisions. The increase in IDT Energy’s bad debt expense in fiscal 2009 compared to fiscal 2008 was due primarily to the increase in revenues and the resulting increase in the allowance for receivables that were not guaranteed under POR programs.

Research and Development.  Research and development expenses in fiscal 2009 and fiscal 2008 consist of the following:

(in millions)
Year ended July 31,	2009	2008
Telecom Platform Services Segment:
Fabrix T.V., Ltd.	$2.7	$4.7
Alternative Energy:
AMSO	3.2	6.6
Israel Energy Initiatives, Ltd.	3.1	0.3
Total research and development expenses	$9.0	$11.6

Fabrix T.V., Ltd. is our majority-owned venture developing a video content delivery and storage platform. Alternative Energy includes (1) AMSO, which commenced its research and development activities in the third quarter of fiscal 2008 upon its acquisition of AMSO, LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) IEI, our Israeli alternative energy venture, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore certain public lands for potential production of shale oil. In April 2008, we acquired equity interests of approximately 90% in AMSO, LLC primarily in exchange for cash of $5.5 million in transactions accounted for under the purchase method of accounting. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which included the amounts assigned to AMSO, LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We no longer consolidate AMSO, LLC as of the closing of the transaction with Total, instead, we account for our 50% ownership interest in AMSO, LLC using the equity method.

Impairments.  Impairments in fiscal 2009 and fiscal 2008 consist of the following:

(in millions)
Year ended July 31,	2009	2008
Goodwill:
Telecom Platform Services – Rechargeable reporting unit	$29.0	$17.9
Telecom Platform Services – Wholesale Carrier reporting unit	—	5.8
Local Media – CTM Media Group	29.7	—
Local Media – WMET	1.2	—
Local Media – IDW Publishing	1.8	—
Total goodwill	61.7	23.7
FCC licenses	5.3	—
Other assets	4.0	4.6
Total impairments	$71.0	$28.3

We recorded aggregate impairments of $71.0 million in fiscal 2009, including $61.7 million related to goodwill. At July 31, 2009, the carrying amount of our remaining goodwill was $17.3 million. Our operating results for fiscal 2009, which included these significant impairment charges, are not necessarily indicative of the results that may be expected in the future. Impairment charges are not cash expenditures, therefore the impairments did not impact our liquidity at July 31, 2009, nor will these charges impact our future liquidity.

In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of the following reporting units: Rechargeable, CTM Media Group, WMET and IDW Publishing. We therefore performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded aggregate goodwill impairment of $61.7 million. The goodwill impairment reduced the carrying amount of the goodwill in each of these reporting units to zero. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

The primary drivers in our assumptions that resulted in the goodwill impairment in fiscal 2009 were (1) lower than expected revenues since our prior annual goodwill impairment test conducted as of May 1, 2008 that caused us to reduce our revenue and cash flow projections at December 31, 2008, the date of our interim impairment test, (2) an increase in the discount rates used at December 31, 2008 compared to May 1, 2008, (3) reductions in the terminal value growth rates used at December 31, 2008 compared to May 1, 2008, and (4) no expectation of an economic recovery in our cash flow projections. The primary drivers behind our changed expectations for future results, cash flows and liquidity were (1) the global economic slowdown,

(2) lower than expected revenues including a decrease in customer spending, (3) certain of our customers experiencing financial challenges including bankruptcy, and (4) specifically related to CTM Media Group, new lines of business that did not perform as expected and were discontinued beginning in the fourth quarter of fiscal 2008. All of these factors contributed to the reduction in the revenue and cash flow projections at December 31, 2008 compared to May 1, 2008.

IDT Spectrum, which is included in All Other, recorded an impairment in the second quarter of fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. We estimated the fair value of these FCC licenses based on continuing operating losses and projected losses for the foreseeable future.

We recorded an impairment of $3.5 million in the second quarter of fiscal 2009, which reduced the carrying value of IDT Global Israel’s building in Israel to its estimated fair value at the time. We retained exclusive control over the sale of this building after we disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. In June 2009, the building was sold for $12.7 million of which $6.4 million was used to repay the obligations secured by the building and $0.8 million was held in escrow. We received the net proceeds of $5.4 million from the sale and recognized a loss of $0.5 million on the sale.

As a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, we also assessed the recoverability of certain of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. Our cash flow estimates were derived from our annual planning process and interim forecasting. We believe that our procedures for projecting future cash flows were reasonable and consistent with market conditions at the time of estimation. As a result of our assessment under SFAS 144, in fiscal 2009, we recorded aggregate impairments of $2.3 million related to certain leasehold interests, of which $2.0 million related to the Hillview property and is included in discontinued operations.

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into considerably less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At July 31, 2009, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $49.9 million and the mortgage payable balance was $26.3 million. At July 31, 2009, we evaluated the land, building and improvements at 520 Broad Street for impairment and determined that the carrying value was recoverable. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

We recorded aggregate impairments of $28.3 million in fiscal 2008, including $23.7 million related to IDT Telecom’s goodwill and $4.6 million related to other assets. In the fourth quarter of fiscal 2008, we assessed the value and evaluated the performance of our reporting units. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. As a result of this analysis, we recorded goodwill impairment of $17.9 million in Rechargeable and $5.8 million in Wholesale Carrier, both of which are reporting units within our Telecom Platform Services segment. In addition, in the fourth quarter of fiscal 2008, we assessed the recoverability of certain of our long-lived assets in accordance with SFAS 144. As a result of this assessment, we recorded an impairment charge of $3.5 million on certain of WMET’s property, plant and equipment.

Restructuring Charges.  The restructuring charges in fiscal 2009 and fiscal 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of July 31, 2009, these programs resulted in the termination of approximately 1,570 employees since the third quarter of fiscal 2006. As of July 31, 2009, we had a total of approximately 1,400 employees, of which approximately 1,010 are located in the United States and approximately 390 are located at our international operations. The restructuring charges in fiscal 2009 also included costs for the shutdown or consolidation of certain facilities of $0.5 million in Corporate and $0.7 million in IDT Telecom. In fiscal 2009, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees. In fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following tables summarize the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

(in millions)	Balance at July 31, 2008	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2009
IDT Telecom(a)	$10.9	$5.5	$(13.4)	$—	$3.0
IDT Energy	—	—	—	—	—
All Other	0.5	1.6	(2.1)	—	—
Corporate	7.1	3.6	(7.1)	—	3.6
TOTAL	$18.5	$10.7	$(22.6)	$—	$6.6

	Balance at July 31, 2007	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2008
IDT Telecom	$8.7	$23.9	$(21.5)	$(0.2)	$10.9
IDT Energy	—	0.1	(0.1)	—	—
All Other	0.8	3.2	(2.6)	(0.9)	0.5
Corporate	8.3	7.4	(8.7)	0.1	7.1
TOTAL	$17.8	$34.6	$(32.9)	$(1.0)	$18.5

(a)	IDT Telecom restructuring charges in fiscal 2009 included $0.7 million that is included in “Loss from discontinued operations” in the consolidated statement of operations.

Gain on Sale of Interest in AMSO, LLC.  In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in the third quarter of fiscal 2009 in connection with the sale, which is included in loss from operations.

Arbitration Award Income.  In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded income of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in loss from operations.

Loss on Disposal of Businesses.  Loss from operations in fiscal 2008 includes loss on disposal of businesses of $9.6 million. In the fourth quarter of fiscal 2008, we disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Loss from operations	$(73.5)	$(162.1)	$88.6	54.7%
Interest (expense) income, net	(2.6)	9.2	(11.8)	(128.9)
Other expense, net	(33.4)	(18.5)	(14.9)	(80.9)
Minority interests	(1.9)	1.4	(3.3)	(235.4)
Benefit from (provision for) income taxes	4.5	(9.8)	14.3	145.8
Loss from continuing operations	(106.9)	(179.8)	72.9	40.5
Loss from discontinued operations	(48.5)	(44.5)	(4.0)	(9.0)
Net loss	$(155.4)	$(224.3)	$68.9	30.7%

Our loss from operations in fiscal 2009 was negatively impacted by the impairments and restructuring charges described above. We expect impairments and restructuring charges to be significantly reduced in fiscal 2010 compared to fiscal 2009. As a result, we expect our results from operations in fiscal 2010 will more closely track the performance of our businesses.

Interest (Expense) Income, net.  The decrease in net interest in fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances and lower yields on our interest bearing securities.

Other Expense, net.  Other expense, net consists of the following:

Year ended July 31, (in millions)	2009	2008
Realized losses on marketable securities	$(1.5)	$(6.5)
Other than temporary decline in value of marketable securities	(6.8)	(14.7)
Gain on sale of subsidiary stock	0.3	—
Losses on investments	(21.1)	(6.0)
Equity in net loss of AMSO, LLC	(0.7)	—
Foreign currency transaction (losses) gains	(2.2)	4.4
(Loss) gain on sales of buildings	(0.3)	4.1
Other	(1.1)	0.2
Total other expense, net	$(33.4)	$(18.5)

In fiscal 2009 and fiscal 2008, other expense, net included other than temporary decline in value of auction rate securities of $6.8 million and $7.2 million, respectively, and in fiscal 2008, other than temporary decline in value of marketable securities also included $7.5 million related to certain equity securities. On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We recorded the effect of changes in our ownership interest resulting from the issuance of equity by one of our subsidiaries in the consolidated statement of operations until August 1, 2009, the date we were required to adopt SFAS 160. Accordingly, in fiscal 2009, we recorded a gain of $0.3 million on the sale of Zedge stock. Other expense, net also included a loss of $0.3 million and a gain of $4.1 million on the sales of buildings in fiscal 2009 and fiscal 2008, respectively, as a result of the sale of IDT Global Israel’s building and the sale of Hillview’s property in fiscal 2009 and the sale of a building in Newark, New Jersey in fiscal 2008.

Minority Interests.  Minority interests were mostly related to the minority owners of UTA, from the minority owner of our real estate business and from the 46.67% minority owners of IDW Publishing. The change in minority interests in fiscal 2009 compared to fiscal 2008 was primarily due to the change in minority interest related to UTA and IDW Publishing.

Income Taxes.  The benefit from income taxes in fiscal 2009 is primarily due to a reversal of $16.0 million related to interest on federal income tax. The provision for income taxes in fiscal 2009, excluding the effect of the reversal, decreased compared to fiscal 2008 due primarily to a decrease in federal income tax expense, offset by increases in state and local and foreign income tax expense. State and local income taxes increased as a result of the increase in IDT Energy’s profits. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States. Our foreign income tax expense in fiscal 2009 also included $1.9 million related to an income tax audit in Belgium. Our federal income tax expense included interest of $4.6 million and $7.0 million in fiscal 2009 and fiscal 2008, respectively.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, we paid $10.0 million of the amount owed in July 2008 and paid the remaining amount owed to the IRS, an aggregate of $108.4 million, in monthly installments from October 2008 through June 2009. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest. The IRS granted our request for abatement of a portion of the interest and penalties that were incurred while we were making installment payments, and the IRS applied these payments to the amount owed for fiscal 2005.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

IDT Telecom operates two business segments: Telecom Platform Services and Consumer Phone Services. Beginning in the second quarter of fiscal 2009, the Prepaid Products segment and the Wholesale Telecommunications Services segment were combined into the Telecom Platform Services segment, and consumer phone services outside the United States were transferred from the Consumer Phone Services segment to Telecom Platform Services. The changes in delineating the segments made in the second quarter of fiscal 2009 reflect the overlap in the methods used to provide consumer phone services outside the United States, prepaid products and wholesale telecommunications services, as well as the way operating results are reported and reviewed by our chief operating decision maker. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

(in millions, except revenue per minute)			Change
Year ended July 31,	2009	2008	$	%
Revenues
Telecom Platform Services	$1,180.7	$1,379.2	$(198.5)	(14.4)%
Consumer Phone Services	53.7	80.5	(26.8)	(33.3)
Total revenues	$1,234.4	$1,459.7	$(225.3)	(15.4)%
Minutes of use
Retail calling cards	7,463	8,647	(1,184)	(13.7)%
Wholesale carrier	14,138	14,487	(349)	(2.4)
Total minutes of use	21,601	23,134	(1,533)	(6.6)%
Average revenue per minute
Retail calling cards	$0.0729	$0.0797	$(0.0068)	(8.6)%
Wholesale carrier	0.0428	0.0457	(0.0029)	(6.3)
Total average revenue per minute	$0.0532	$0.0584	$(0.0052)	(8.9)%

Revenues.  We experienced revenue declines in fiscal 2009 compared to fiscal 2008 in both of the IDT Telecom segments. Approximately $53.5 million of the decrease in IDT Telecom revenues in fiscal 2009 compared to fiscal 2008 was due to changes in foreign currency exchange rates. As a percentage of IDT Telecom’s total revenues from continuing operations, Telecom Platform Services revenues increased from 94.5% in fiscal 2008 to 95.7% in fiscal 2009, and Consumer Phone Services revenues decreased from 5.5% in fiscal 2008 to 4.3% in fiscal 2009.

Telecom Platform Services revenues declined 14.4% in fiscal 2009 compared to fiscal 2008 primarily due to lower minutes of use worldwide, lower per minute price realizations and the negative effect from currency translation.

Total minutes of use for Telecom Platform Services declined by 6.6% in fiscal 2009 compared to fiscal 2008. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities decreased 2.4% in fiscal 2009 compared to fiscal 2008 as the overall economy softened and we focused on generating traffic from higher margin destinations. Minutes of use from our retail activities declined 13.7% in fiscal 2009 compared to fiscal 2008 primarily due to continued weakness in our calling card businesses in the United States, Europe, and South America, partially offset by an increase in our retail business in Asia. The decline in calling card minutes of use arose as a result of lower calling card sales stemming from competitive pressures and economic softness, as well as due to our decision to reduce discount pricing on our newly introduced calling cards. In addition, we believe that there may be a gradual shift in demand industry-wide away from calling cards and into wireless products.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 8.9% in fiscal 2009 compared to fiscal 2008. More specifically, in our retail calling card businesses, average revenue per minute declined 8.6% in fiscal 2009 compared to fiscal 2008 as a result of decreases in the average revenue per minute for all our regions. In our wholesale carrier business, average revenue per minute decreased 6.3% in fiscal 2009 compared to fiscal 2008 due primarily to continued aggressive competition.

Consumer Phone Services revenues declined 33.3% in fiscal 2009 compared to fiscal 2008 as we continue to fully harvest the business. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 29,000 as of July 31, 2009 compared to 46,300 as of July 31, 2008. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 99,400 as of July 31, 2009 compared to 133,300 as of July 31, 2008.

(in millions, except cost per minute)			Change
Year ended July 31,	2009	2008	$	%
Direct cost of revenues
Telecom Platform Services	$942.2	$1,091.5	$(149.3)	(13.7)%
Consumer Phone Services	23.5	36.3	(12.8)	(35.4)
Total direct cost of revenues	$965.7	$1,127.8	$(162.1)	(14.4)%
Average termination cost per minute
Retail calling cards	$0.0557	$0.0606	$(0.0049)	(8.0)%
Wholesale carrier	0.0381	0.0395	(0.0014)	(3.4)
Total average termination cost per minute	$0.0442	$0.0473	$(0.0031)	(6.5)%

Direct Cost of Revenues.  Direct cost of revenues of IDT Telecom decreased in fiscal 2009 compared to fiscal 2008 primarily as a result of the decline in minutes of use volume, a lower average termination cost per minute and a declining customer base in our Consumer Phone Services segment. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment. Approximately $51.1 million of the decrease in IDT Telecom’s direct cost of revenues in fiscal 2009 compared to fiscal 2008 was due to changes in foreign currency exchange rates. In addition, Telecom Platform Services direct cost of revenues decreased due to reductions in connectivity costs as we reduced excess capacity in our network. In May 2009, we completed the migration of our network from dedicated capacity TDM circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Telecom Platform Services direct cost of revenues in fiscal 2009 and fiscal 2008 is net of the reversal of accrued regulatory fees of $3.3 million and $16.7 million, respectively, as a result of the completion of an audit of our U.S. calling card business by the Universal Service Administration Corporation for calendar years 2005 and 2006.

Direct cost of revenues for Consumer Phone Services decreased in fiscal 2009 compared to fiscal 2008 due primarily to lower revenues stemming from the reduction in customers. The decrease in direct cost of revenues for Consumer Phone Services would have been greater if not for the favorable settlement in the third quarter of fiscal 2008 of a long-standing dispute with one our connectivity suppliers which reduced the direct cost of revenues in fiscal 2008.

Year ended July 31,	2009	2008	Change
Gross margin percentage
Telecom Platform Services	20.2%	20.9%	(0.7)%
Consumer Phone Services	56.3	54.8	1.5
Total gross margin percentage	21.8%	22.7%	(0.9)%

Gross Margins.  Gross margins in our Telecom Platform Services segment decreased in fiscal 2009 compared to fiscal 2008 primarily due to lower profit per minute derived from our U.S. prepaid calling card and our wholesale carrier businesses, partially offset by a higher profit per minute on our calling card sales in other regions.

Gross margins in our Consumer Phone Services segment increased in fiscal 2009 compared to fiscal 2008 due to a change in our customer mix towards higher margin long distance-only customers, which have been churning at a slower rate than our bundled, unlimited local and long distance customers, and as a result of certain price increases that we implemented beginning in the fourth quarter of fiscal 2008.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Selling, general and administrative expenses
Telecom Platform Services	$199.2	$263.2	$(64.0)	(24.3)%
Consumer Phone Services	11.2	14.4	(3.2)	(22.0)
Total selling, general and administrative expenses	$210.4	$277.6	$(67.2)	(24.2)%

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in IDT Telecom in fiscal 2009 compared to fiscal 2008 was primarily due to reductions in headcount, changes to employee benefit and bonus programs, reductions in facilities and maintenance costs, as well as reduced advertising and marketing expenses and lower legal and other professional fees. Compensation and benefit costs in fiscal 2009 included an aggregate reduction of $1.4 million related to the 401(k) plan employer matching contributions and a refund of New Jersey unemployment taxes. Compensation and benefit costs are expected to decline in future periods as a result of the headcount reductions and other initiatives in fiscal 2008 and fiscal 2009. As a percentage of IDT Telecom’s total revenues from continuing operations, selling, general and administrative expenses decreased from 19.0% in fiscal 2008 to 17.0% in fiscal 2009 as IDT Telecom’s selling, general and administrative expenses decreased at a faster rate than its revenues.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Depreciation and amortization
Telecom Platform Services	$42.4	$53.7	$(11.3)	(21.0)%
Consumer Phone Services	0.5	2.9	(2.4)	(83.3)
Total depreciation and amortization	$42.9	$56.6	$(13.7)	(24.2)%

Depreciation and amortization.  The decrease in depreciation and amortization expense in the fiscal 2009 compared to fiscal 2008 was primarily due to property, plant and equipment becoming fully depreciated and a decrease in capital expenditures.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Bad debt expense
Telecom Platform Services	$6.1	$7.2	$(1.1)	(14.9)%
Consumer Phone Services	(0.1)	3.9	(4.0)	(103.5)
Total bad debt expense	$6.0	$11.1	$(5.1)	(46.1)%

Bad Debt Expense.  The decrease in bad debt expense in both of the IDT Telecom segments in fiscal 2009 compared to fiscal 2008 was primarily due to the decrease in revenues and due to evaluations of the outstanding receivables in fiscal 2009 that resulted in adjustments to our provisions.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Research and development expenses
Telecom Platform Services	$2.7	$4.7	$(2.0)	(40.0)%
Consumer Phone Services	—	—	—	—
Total research and development expenses	$2.7	$4.7	$(2.0)	(40.0)%

Research and Development.  Research and development expenses in our Telecom Platform Services segment in fiscal 2009 and fiscal 2008 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Impairments
Telecom Platform Services	$29.1	$24.7	$4.4	17.9%
Consumer Phone Services	—	—	—	—
Total impairments	$29.1	$24.7	$4.4	17.9%

Impairments.  In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of IDT Telecom’s reporting units may be below their carrying value. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of IDT Telecom’s Rechargeable reporting unit exceeded its estimated fair value, therefore we performed additional steps to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded a goodwill impairment of $29.0 million, which reduced the carrying amount of Rechargeable’s goodwill to zero. On July 31, 2009, IDT Telecom’s remaining goodwill was $10.4 million. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

We recorded aggregate impairments of $23.7 million in fiscal 2008 related to Telecom Platform Services segment goodwill. In the fourth quarter of fiscal 2008, we assessed the value and evaluated the performance of IDT Telecom’s reporting units. We measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. As a result of this analysis, in fiscal 2008, we recorded goodwill impairments of $17.9 million in Rechargeable and $5.8 million in Wholesale Carrier, both of which are reporting units within our Telecom Platform Services segment.

Impairments of other assets in fiscal 2009 and fiscal 2008 were $0.1 million and $1.0 million, respectively.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Restructuring charges
Telecom Platform Services	$4.8	$22.8	$(18.0)	(79.1)%
Consumer Phone Services	—	1.1	(1.1)	(100.0)
Total restructuring charges	$4.8	$23.9	$(19.1)	(80.0)%

Restructuring Charges.  The restructuring charges in fiscal 2009 and fiscal 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The restructuring charges in fiscal 2009 also included costs for the shutdown or consolidation of certain facilities of $0.7 million, and are net of the reversal of accrued severance of $2.6 million in the first quarter of fiscal 2009 as a result of modifications to retention and/or severance agreements with certain employees.

Arbitration Award Income.  In November 2007, our Net2Phone Cable Telephony subsidiary, which is included in our Telecom Platform Services segment, was awarded approximately €23 million, plus interest from November 2005, in an arbitration proceeding against Altice One S.A. and certain of its affiliates. The arbitration proceeding related to Altice’s termination of cable telephony license agreements Net2Phone Cable Telephony had entered into in November 2004. We recorded income of $40.0 million for this arbitration award, including accrued interest, in the first quarter of fiscal 2008, which is included in loss from operations.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
(Loss) income from operations
Telecom Platform Services	$(45.8)	$(48.5)	$2.7	5.6%
Consumer Phone Services	18.6	21.8	(3.2)	(14.6)
Total loss from operations	$(27.2)	$(26.7)	$(0.5)	(1.7)%

IDT Energy Segment

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Revenues	$264.7	$248.9	$15.8	6.4%
Direct cost of revenues	192.5	221.1	(28.6)	(12.9)
Selling, general and administrative	25.7	20.9	4.8	23.2
Depreciation and amortization	0.1	0.1	—	59.3
Bad debt	1.0	0.7	0.3	29.4
Restructuring charges	—	0.1	(0.1)	(76.3)
Income from operations	$45.4	$6.0	$39.4	650.3%

In fiscal 2009, IDT Energy capitalized on unusually favorable energy market conditions to generate $45.4 million in income from operations. Recently, those conditions have largely dissipated as energy market rates have stabilized. Moreover, IDT Energy’s rate of customer acquisition has slowed significantly, so that fiscal 2009’s gross margins and amount of income from operations are not reliable indicators of future performance.

Revenues.  IDT Energy’s revenues consisted of electricity sales of $157.2 million in fiscal 2009 compared to $155.6 million in fiscal 2008, and natural gas sales of $107.5 million in fiscal 2009 compared to $93.3 million in fiscal 2008. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use. In fiscal 2009, approximately 83% of IDT Energy’s natural gas revenues were generated in the second and third fiscal quarters and approximately 55% of electricity revenues were generated in the first and fourth fiscal quarters. Commodity prices are generally higher during these peak demand seasons, and, therefore contribute to the seasonal fluctuation in revenues. After peaking in the first month of fiscal 2009, commodity costs declined sharply and steadily throughout the remainder of the fiscal year. Consequently IDT Energy’s rates were higher in the first and second quarters of fiscal 2009 for both natural gas and electricity.

IDT Energy experienced slightly higher electricity revenues and higher natural gas revenues in fiscal 2009 compared to fiscal 2008 primarily as a result of increased consumption by the larger customer base, although average electricity and natural gas rates charged to customers declined. As of July 31, 2009, IDT Energy’s customer base consisted of approximately 397,000 meters (228,000 electric and 169,000 natural gas) compared to 376,000 meters (216,000 electric and 160,000 natural gas) as of July 31, 2008.

IDT Energy reorganized its sales teams and restructured its marketing approach during the fourth quarter of fiscal 2009 to create a significantly smaller, but better trained external sales force. As a result of this initiative, IDT Energy expects to reduce customer churn and focus acquisition efforts on higher value generating customers. This re-programming effort slowed the pace of new meter acquisitions significantly during the fourth quarter of fiscal 2009, resulting in a net loss of approximately 17,000 meters compared to the customer base on April 30, 2009. Given current market conditions and the focus on reducing churn, IDT Energy expects to return to positive net customer acquisitions during the first half of fiscal 2010, although at a rate of growth below that achieved during the first half of fiscal 2009.

IDT Energy continues to expand its customer base opportunistically in New York with the goal of acquiring profitable customers in low-risk markets; more specifically in regions where receivables are guaranteed under POR programs, billing is handled by the utility, and commodity procurement can be effectuated on a real-time market basis. IDT Energy also regularly monitors other deregulated or deregulating markets to determine if they are appropriate for entry. IDT Energy’s management is encouraged by positive steps recently adopted by regulatory agencies and utilities in several other states to deregulate energy markets and is presently working on various options for geographic expansion.

Direct Cost of Revenues. IDT Energy purchases natural gas through wholesale suppliers and various utility companies, and electricity through the New York State competitive wholesale market for capacity, energy and ancillary services administrated by the NYISO—New York’s Independent System Operator. IDT Energy’s direct cost of revenues consisted of electricity cost of $102.1 million in fiscal 2009 compared to $136.9 million in fiscal 2008, and cost of natural gas of $90.4 million in fiscal 2009 compared to $84.2 million in fiscal 2008. Direct cost of revenues for electricity decreased in fiscal 2009 compared to fiscal 2008 primarily due to significant decreases in the average unit cost during the periods. Direct cost of revenues for natural gas increased in fiscal 2009 compared to fiscal 2008 primarily due to the increase in consumption although the average unit cost decreased.

Gross margins in IDT Energy increased to 27.3% in fiscal 2009 compared to 11.2% in fiscal 2008. Comprising these figures were gross margins on electricity sales in fiscal 2009 of 35.0% compared to 12.0% in fiscal 2008 and gross margins on natural gas sales in fiscal 2009 of 15.9% compared to 9.7% in fiscal 2008. The gross margin increases in the fiscal 2009 compared to fiscal 2008 occurred primarily because our average unit cost of electricity and natural gas decreased due to unusually favorable market conditions. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise.

Selling, General and Administrative.  The increase in selling, general and administrative expenses in fiscal 2009 compared to fiscal 2008 was due primarily to increases in compensation expense, billing related fees and customer acquisition costs. Compensation expense increased in fiscal 2009 compared to fiscal 2008 primarily due to an increase in bonus expense, which is based on a profit sharing plan that was finalized subsequent to the first quarter of fiscal 2008. The increase in billing related fees in fiscal 2009 compared to fiscal 2008 was a result of increases in the fees charged by certain utilities for their POR programs, which reflected the increase in bad debt risk assumed by the utilities through these programs, as well as the transition of a significant portion of IDT Energy’s unguaranteed receivables to a POR program in the third quarter of fiscal 2009. Customer acquisition costs increased in fiscal 2009 compared to fiscal 2008 primarily due to an increase in the commission paid to acquire new customers subsequent to the first quarter of fiscal 2008. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 8.4% in fiscal 2008 to 9.7% in fiscal 2009 due to the increases in selling, general and administrative expenses described above.

Bad Debt Expense.  The increase in bad debt expense in fiscal 2009 compared to fiscal 2008 was due primarily to the increase in revenues and the resulting increase in the allowance for receivables that were not guaranteed under POR programs. A significant portion of IDT Energy’s unguaranteed receivables transitioned to a POR program in the third quarter of fiscal 2009.

All Other

On September 14, 2009, we completed the CTM Spin-Off. Prior to completing the CTM Spin-Off, the following subsidiaries of ours were transferred to CTM Holdings: (i) CTM Media Group, Inc.; (ii) IDT Local Media, Inc.; (iii) IDT Internet Mobile Group, which holds a majority interest in Idea and Design Works, LLC (IDW Publishing); and (iv) Beltway Acquisition Corporation, which holds the broadcast license of the WMET-AM radio station. CTM Holdings’ businesses were included in Local Media in All Other during fiscal 2009 and fiscal 2008. CTM Holdings met the criteria to be reported as a discontinued operation on September 14, 2009, therefore the assets, liabilities, results of operations and cash flows of CTM Holdings and its subsidiaries will be classified in discontinued operations in the first quarter of fiscal 2010.

In the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to All Other, and IDW Publishing was transferred from the IDT Internet Mobile Group in All Other to Local Media in All Other. The other component of the IDT Internet Mobile Group, Zedge, is now included in the “other” lines of business in All Other. To the extent possible, comparative historical results for All Other and Corporate have been reclassified and restated to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

We expect that Alternative Energy, which is included in All Other, will be a reportable business segment beginning in the first quarter of fiscal 2010.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Revenues
Local Media	$33.7	$32.6	$1.1	3.3%
Alternative Energy	—	—	—	—
Other	5.8	14.4	(8.6)	(59.6)
Total revenues	$39.5	$47.0	$(7.5)	(16.0)%

Revenues.  The decrease in All Other revenues in fiscal 2009 compared to fiscal 2008 was due to a decrease in revenues in the “other” lines of business, partially offset by an increase in Local Media revenues. Revenues in the “other” lines of business decreased in fiscal 2009 compared to fiscal 2008 primarily due to the disposition of IDT Global Israel, Ltd., our call center operations in Israel, in the fourth quarter of fiscal 2008, as well as the disposition of an additional business in the first quarter of fiscal 2009. These two businesses generated aggregate revenues of $0.1 million and $8.9 million in fiscal 2009 and fiscal 2008, respectively. Local Media revenues increased in fiscal 2009 compared to fiscal 2008 primarily as a result of an increase in IDW Publishing revenues partially offset by a decrease in CTM Media Group revenues. IDW Publishing revenues increased primarily as a result of an increase in titles sold. CTM Media Group revenues decreased primarily as a result of the economic slowdown which reduced its brochure distribution business in the third quarter of fiscal 2009, offset by rate increases, the addition of new customers and the addition of two new lines of business, all of which occurred in the first half of fiscal 2009.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Direct cost of revenues
Local Media	$14.6	$12.6	$2.0	16.5%
Alternative Energy	—	—	—	—
Other	0.7	14.6	(13.9)	(95.0)
Total direct cost of revenues	$15.3	$27.2	$(11.9)	(43.6)%

Direct Cost of Revenues.  The decrease in direct cost of revenues in fiscal 2009 compared to fiscal 2008 was primarily due to a decrease in the direct cost of revenues in the “other” lines of business, which was primarily due to the disposition of IDT Global Israel in the fourth quarter of fiscal 2008 and an additional business in the first quarter of fiscal 2009. These two businesses incurred aggregate direct cost of revenues of $0.3 million and $13.3 million in fiscal 2009 and fiscal 2008, respectively.

All Other aggregate gross margin increased from 42.0% in fiscal 2008 to 61.1% in fiscal 2009 primarily due to the disposition of IDT Global Israel in the fourth quarter of fiscal 2008. IDT Global Israel had negative gross margins throughout fiscal 2008. Local Media’s gross margin declined from 61.5% in fiscal 2008 to 56.5% in fiscal 2009 primarily due to the increase in direct cost of revenues which exceeded the increase in revenues.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Selling, general and administrative expenses
Local Media	$16.2	$21.7	$(5.5)	(25.4)%
Alternative Energy	0.2	—	0.2	Nm
Other	12.8	37.2	(24.4)	(65.7)
Total selling, general and administrative expenses	$29.2	$58.9	$(29.7)	(50.6)%

nm—not meaningful

Selling, General and Administrative.  Selling, general and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 primarily due to a decrease in the selling, general and administrative expenses in the “other” lines of business. The “other” decrease was due to the divestiture of many non-profitable non-core businesses during the past year as we continue to focus on our core operations, as well as a decrease in legal fees in connection with ongoing litigation related to certain of our intellectual property, and in the second quarter of fiscal 2009, a $1.7 million real estate tax refund for prior periods awarded to us on appeal. As a percentage of the All Other aggregate revenues from continuing operations, selling, general and administrative expenses decreased from 125.3% in fiscal 2008 to 73.7% in fiscal 2009.

Research and Development.   Research and development expenses in fiscal 2009 and fiscal 2008 consist of the following:

(in millions)
Year ended July 31,	2009	2008
Alternative Energy:
AMSO	$3.2	$6.6
Israel Energy Initiatives, Ltd.	3.1	0.3
Total research and development expenses	$6.3	$6.9

Alternative Energy includes (1) AMSO, which commenced its research and development activities in the third quarter of fiscal 2008 upon its acquisition of AMSO, LLC, which is one of three holders of 10-year leases granted by the U.S. Bureau of Land Management to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado, and (2) IEI, our Israeli alternative energy venture, which was granted a license in Israel in the fourth quarter of fiscal 2008 to explore certain public lands for potential production of shale oil. In April 2008, we acquired equity interests of approximately 90% in AMSO, LLC primarily in exchange for cash of $5.5 million in transactions accounted for under the purchase method of accounting. We charged an aggregate of $5.5 million to research and development expense at the acquisition date, which included the amounts assigned to AMSO, LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We no longer consolidate AMSO, LLC as of the closing of the transaction with Total, instead, we account for our 50% ownership interest in AMSO, LLC using the equity method.

Impairments.  Impairments in fiscal 2009 and fiscal 2008 consist of the following:

(in millions)
Year ended July 31,	2009	2008
Goodwill:
Local Media – CTM Media Group	$29.7	$—
Local Media – WMET	1.2	—
Local Media – IDW Publishing	1.8	—
Total goodwill	32.7	—
FCC licenses	5.3	—
Other assets	3.9	3.7
Total impairments	$41.9	$3.7

In the second quarter of fiscal 2009, certain events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of our CTM Media Group, WMET and IDW Publishing reporting units exceeded their estimated fair value, therefore we performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded aggregate goodwill impairments of $32.7 million. The goodwill impairment reduced the carrying amount of the goodwill in each of CTM Media Group, WMET and IDW Publishing to zero. On July 31, 2009, the remaining goodwill in All Other was $3.2 million. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

IDT Spectrum recorded an impairment in the second quarter of fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. We estimated the fair value of these FCC licenses based on continuing operating losses and projected losses for the foreseeable future.

We recorded an impairment of $3.5 million in the second quarter of fiscal 2009, which reduced the carrying value of IDT Global Israel’s building in Israel to its estimated fair value at the time. We retained exclusive control over the sale of this building after we disposed of 80% of the issued and outstanding shares of IDT Global Israel in the fourth quarter of fiscal 2008. In June 2009, the building was sold for $12.7 million of which $6.4 million was used to repay the obligations secured by the building and $0.8 million was held in escrow. We received the net proceeds of $5.4 million from the sale and recognized a loss of $0.5 million on the sale.

In the fourth quarter of fiscal 2008, we assessed the recoverability of certain of our long-lived assets in accordance with SFAS 144. As a result of this assessment, we recorded an impairment charge of $3.5 million on certain of WMET’s property, plant and equipment.

Restructuring Charges.  Restructuring charges in fiscal 2009 and fiscal 2008 were $1.6 million and $3.2 million, respectively. These charges were primarily for severance related to the company-wide cost savings program and reduction in force. In fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

Gain on Sale of Interest in AMSO, LLC.  In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in the third quarter of fiscal 2009 in connection with the sale, which is included in Alternative Energy’s loss from operations.

Loss on Disposal of Businesses.  Loss from operations in fiscal 2008 includes loss on disposal of businesses of $9.6 million. In the fourth quarter of fiscal 2008, we disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
Loss from operations
Local Media	$(33.0)	$(7.9)	$(25.1)	(319.6)%
Alternative Energy	(3.8)	(7.0)	3.2	45.2
Other	(21.6)	(56.6)	35.0	62.0
Total loss from operations	$(58.4)	$(71.5)	$13.1	18.4%

Corporate

In the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to All Other. To the extent possible, comparative historical results for Corporate and All Other have been reclassified and restated to conform to the current business segment presentation, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

(in millions)			Change
Year ended July 31,	2009	2008	$	%
General and administrative expenses	$28.4	$60.8	$(32.4)	(53.3)%
Depreciation and amortization	1.3	1.7	(0.4)	(23.5)
Restructuring charges	3.6	7.4	(3.8)	(51.0)
Loss from operations	$33.3	$69.9	$(36.6)	(52.4)%

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

General and Administrative.  Corporate general and administrative expenses decreased in fiscal 2009 compared to fiscal 2008 primarily due to decreases in payroll and related expenses, legal fees and charitable contributions. In addition, fiscal 2008 included an accrual of $10.5 million related to a jury award for an employment matter. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses decreased from 3.5% in fiscal 2008 to 1.8% in fiscal 2009 because corporate general and administrative expenses decreased at a faster rate than the decrease in our consolidated revenues.

Restructuring Charges.  Restructuring charges in fiscal 2009 and fiscal 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. Restructuring charges in fiscal 2009 also include costs for the shutdown or consolidation of certain facilities of $0.5 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties.

As of July 31, 2009, we had cash, cash equivalents, restricted cash and cash equivalents, marketable securities and investments of $196.7 million and working capital (current assets less current liabilities) of $62.2 million. In addition, as of July 31, 2009, our assets of discontinued operations included cash and cash equivalents of $13.1 million, of which we will retain approximately $10 million held by IDT Financial Services pursuant to regulatory requirements upon completion of the proposed sale. As of July 31, 2009, investments included $12.4 million in holdings of pooled investment vehicles, including hedge funds, of which $0.6 million is included in “Investments-short term” and $11.8 million is included in “Investments-long-term” in our consolidated balance sheet.

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

As of July 31, 2009, cash and cash equivalents of $65.0 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Also, as of July 31, 2009, marketable securities of $5.1 million were restricted primarily against letters of credit and were included in “Marketable securities” in our consolidated balance sheet. The letters of credit outstanding at July 31, 2009 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure equipment financing and mortgage repayments on various buildings. As a result of IDT Energy’s Preferred Supplier Agreement with BP, as of October 28, 2009, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that were collateral for IDT Energy have been reduced to $7.8 million.

Our marketable securities at July 31, 2009 included auction rate securities with a cost of $14.3 million and an estimated fair value of $0.6 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association (Fannie Mae) or the Federal Home Loan Mortgage Corporation (Freddie Mac). The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. At July 31, 2008, we determined that there was an other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $7.2 million expense and reduced the auction rate securities balance to an estimated fair value of

$7.1 million. On September 7, 2008, the Federal Housing Finance Agency (FHFA) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. In fiscal 2009, we determined that there was an additional other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $6.8 million expense that was included in “Other expense, net” in our consolidated statement of operations.

On September 30, 2008 and October 8, 2008, we received notices from the NYSE that we were no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. We submitted a plan to the NYSE to regain compliance with the market capitalization standard, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures if we fail to meet the milestones set forth in our plan. We have until March 2010 to regain compliance with the $100 million market capitalization standard. As of October 26, 2009, we had a 30-day average market capitalization of $71.3 million. On April 8, 2009, the NYSE notified us that the stock price for each of our listed equity securities was above the NYSE’s minimum requirement of a $1.00 average share price over the preceding 30 trading days and a $1.00 share price on the close of the last trading day of the six-month cure period (April 8, 2009), thus restoring our compliance with the minimum share price requirement for continued listing on the NYSE.

(in millions) Year ended July 31,	2009	2008
Cash flows (used in) provided by
Operating activities	$(101.4)	$(141.1)
Investing activities	45.8	270.5
Financing activities	(18.5)	(76.8)
Effect of exchange rate changes on cash and cash equivalents	(3.0)	3.5
Decrease (increase) in cash and cash equivalents from continuing operations	(77.1)	56.1
Net cash provided by (used in) discontinued operations	36.6	(42.6)
Decrease (increase) in cash and cash equivalents	$(40.5)	$13.5

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

As of July 31, 2009, our company-wide cost savings program and our reduction in force have resulted in the termination of approximately 1,570 employees since the third quarter of fiscal 2006. Severance and other payments related to these costs savings programs were $22.6 million and $32.9 million in fiscal 2009 and fiscal 2008, respectively. As of July 31, 2009, $6.6 million remained accrued for the ultimate payment of severance and other costs related to these cost savings initiatives.

As a result of an IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, we paid $10.0 million of the amount owed in July 2008 and paid the remaining amount owed to the IRS, an aggregate of $108.4 million, in monthly installments from October 2008 through June 2009. In December 2008, the IRS commenced an audit of our federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest. The IRS granted our request for abatement of a portion of the interest and penalties that were incurred while we were making installment payments, and the IRS applied these payments to the amount owed for fiscal 2005. In addition, an audit in the Netherlands of one of our subsidiaries was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008.

We are currently subject to audits in various jurisdictions for various other taxes, including audits relating to value added tax, or VAT, sales and use tax, payroll tax, gross receipts tax and property tax. On September 4,

2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.4 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.1 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. We cannot be certain of the ultimate outcome of this matter at this time.

Two of the more significant other audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which we have accrued an aggregate of $5.6 million as of July 31, 2009. Our management believes that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

In fiscal 2009 and fiscal 2008, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $93.0 million and $246.8 million, respectively.

Our capital expenditures were $15.3 million in fiscal 2009 compared to $18.1 million in fiscal 2008. We currently anticipate that total capital expenditures for all of our divisions in fiscal 2010 will be in the $7.5 million to $12.5 million range. In May 2009, we completed the migration of our global network from dedicated capacity TDM circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

We purchased our headquarters office building in February 2008 for $24.8 million in cash plus the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to us that was secured by an interest in the building.

In fiscal 2009 and fiscal 2008, cash used for investments and acquisitions was $8.0 million and $21.8 million, respectively. In fiscal 2009, $5.9 million was used to acquire the 49% interest in UTA that we did not own, including cash of UTA DR and EGB that were assigned to the seller in the transaction, $1.0 million was used for a short-term certificate of deposit, and $1.1 million was used for capital contributions to AMSO, LLC. The fiscal 2008 amount included cash used for our investment in AMSO LLC of $5.5 million and additional investments in pooled investment vehicles including hedge funds of $15.9 million.

We received $28.6 million in fiscal 2009 from the redemption of certain of our investments in pooled investment vehicles. We received $70.1 million in fiscal 2008 from the sale or redemption of certain of our investments, including investments in pooled investment vehicles.

Restricted cash and cash equivalents increased $60.9 million in fiscal 2009 as a result of our shifting balances from restricted marketable securities to restricted cash and cash equivalents, and increased $1.7 million in fiscal 2008. Restricted cash, cash equivalents and marketable securities serve as collateral for letters of credit for IDT Energy’s purchases of natural gas and electric capacity, energy and ancillary services, as well as to secure equipment financing and mortgage repayments on various buildings.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures.

In fiscal 2009, we received proceeds from sales of buildings of $4.9 million for the sale of IDT Global Israel’s building and the sale of Hillview’s property, plus we received cash of $3.1 million in August 2009 related to the sale of Hillview’s property. We sold a building in Newark, New Jersey in fiscal 2008 and received cash of $4.9 million from the sale. We recorded a loss of $0.3 million and a gain of $4.1 million on the sales of the buildings in fiscal 2009 and fiscal 2008, respectively.

Financing Activities

We distributed cash of $2.8 million and $4.1 million in fiscal 2009 and fiscal 2008, respectively, to the minority equity holders of subsidiaries.

On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. In November 2008, we sold a 10% minority interest in Israel Energy Initiatives, Ltd. to one of Israel Energy Initiatives, Ltd.’s employees for cash of $0.2 million.

In fiscal 2008, we received proceeds from the exercise of our stock options of $0.1 million. We received proceeds from purchases under our employee stock purchase plan of less than $0.1 million in fiscal 2009 and $1.2 million in fiscal 2008.

Repayments of capital lease obligations were $7.7 million and $25.6 million in fiscal 2009 and fiscal 2008, respectively. We also repaid other borrowings of $0.9 million and $3.0 million in fiscal 2009 and fiscal 2008, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. On December 17, 2008, our Board of Directors increased the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In fiscal 2009, we repurchased 3.2 million shares of Class B common stock and 1.5 million shares of common stock for an aggregate purchase price of $8.3 million. In fiscal 2008, we repurchased 1.8 million shares of Class B common stock and 0.2 million shares of common stock for an aggregate purchase price of $44.5 million. As of July 31, 2009, 6.1 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2009 and fiscal 2008, we acquired in each year less than 0.1 million shares of our Class B common stock held by certain of our employees for less than $0.1 million and $0.9 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock awards.

CHANGES IN TRADE ACCOUNTS RECEIVABLE, ALLOWANCE FOR DOUBTFUL ACCOUNTS AND DEFERRED REVENUE

Gross trade accounts receivable decreased to $158.1 million at July 31, 2009 from $193.5 million at July 31, 2008 mostly due to reductions in revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 10.4% at July 31, 2009 from 10.8% at July 31, 2008 mainly because the allowance balance decreased 21.6% while the gross trade accounts receivable balance decreased 18.3%.

Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. Deferred revenue arises primarily from the sales by IDT Telecom of our calling cards and consumer phone services. Deferred revenue decreased to $69.2 million at July 31, 2009 from $88.6 million at July 31, 2008 primarily due to a decline in activations of our calling cards in the U.S. and Europe, partially offset by increased calling card activations in Asia, and the decline in our consumer phone services business.

Other Sources and Uses of Cash

We intend to, where appropriate, make limited strategic investments and small acquisitions to complement, expand and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses, to add qualitatively to the range of businesses in our portfolio and to achieve operational synergies. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful. In addition from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business and IDT Carmel’s debt portfolios). We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate.

On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. At July 31, 2009, the carrying value of the land and building was $6.7 million and the mortgage payable balance was $6.2 million.

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009. We incurred a net loss in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and we would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. We had an accumulated deficit at July 31, 2009 of $251.9 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of July 31, 2009 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute our business plan.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2009:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations (including interest)	$13.8	$7.9	$5.8	$0.1	$—
Operating leases	14.8	6.2	6.4	2.2	—
Other obligations(1)	2.1	1.2	0.5	0.4	—
Notes payable (including interest)	74.2	3.5	6.8	7.1	56.8
TOTAL CONTRACTUAL OBLIGATIONS(2)	$104.9	$18.8	$19.5	$9.8	$56.8

(1) Includes purchase commitments and other obligations.

(2) The above table does not include the following due to the uncertainty of the amount and timing of any such payments. In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we are eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (the Contingent Value), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, which is included in “Other long-term liabilities” in the consolidated balance sheet.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$70.4	$67.4	$0.2	$0.1	$2.7

The letters of credit outstanding at July 31, 2009 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure equipment financing and mortgage repayments on various buildings. As a result of IDT Energy’s Preferred Supplier Agreement with BP, as of October 28, 2009, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that were collateral for IDT Energy have been reduced to $7.8 million.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 33.8% and 35.9% of our consolidated revenues from continuing operations for fiscal 2009 and fiscal 2008, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

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

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and as a result of the material weakness described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2008 that was remediated as of July 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded as of July 31, 2009, that our disclosure controls and procedures were effective and were designed to ensure that material information relating to our and our consolidated subsidiaries would be accumulated and communicated to them by others within those entities to allow timely decisions regarding required disclosure.

As described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2008, during the audit of our financial statements as of July 31, 2008 and for the year then ended, a material weak-

ness existed relating to our lack of internal expertise and resulting failure to properly execute control procedures designed to prepare and evaluate the annual testing for impairment of goodwill and other intangible assets not subject to amortization as required by SFAS No. 142, “Goodwill and Other Intangible Assets.” This material weakness resulted in a material audit adjustment for an impairment charge with respect to goodwill.

Consequently, our consolidated financial statements as of July 31, 2008 and for the year then ended properly reflected the results of the goodwill impairment testing.

To remediate this material weakness, we performed a more rigorous fact gathering process and consideration of the relevant valuation assumptions in our Step 1 analysis under SFAS 142. In addition, in May 2009, certain of our personnel received training on valuation techniques to improve our internal expertise. We also enhanced and expanded our review procedures to include additional personnel who were involved in a timelier manner. We believe these measures adequately addressed the material weakness that existed at July 31, 2008 related to the annual testing for impairment required by SFAS 142. Our remediation effort was completed with our annual testing for impairment required by SFAS 142. Regarding our interim test for impairment conducted for our fiscal quarter ended April 30, 2009, we engaged a valuation consulting firm to assist us with our analysis. We will continue to evaluate and monitor our remediation of the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is included in this Annual Report on Form 10-K on page 76 and is incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board and Chief Executive Officer

Bill Pereira—Chief Financial Officer and Treasurer

Ira A. Greenstein—President

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Secretary

Douglas W. Mauro—Chief Tax Officer

Liore Alroy—Executive Vice President

Claude Pupkin—Executive Vice President

Directors

Howard S. Jonas

James A. Courter—Vice Chairman of the Board of Directors of IDT Corporation

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

The remaining information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2009, and which is incorporated by reference herein.

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of the company’s public disclosure. In December 2008, our former Chief Executive Officer submitted to the New York Stock Exchange a certificate certifying that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2009, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in the Company’s Proxy Statement for its Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2009, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.06, 10.07, 10.08, 10.09, 10.10, 10.15, 10.17 and 10.18 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Second Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Employment Agreement between the Registrant and James Courter.

10.02(3)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.03(3)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.04(4)	Amendment No. 3 to Employment Agreement, dated May 12, 2005, between IDT Corporation and James A. Courter.

10.05(5)	Amendment No. 4 to Employment Agreement, dated January 29, 2007, between IDT Corporation and James A. Courter.

10.06(6)	Amendment No. 5 to Employment Agreement, dated March 13, 2007, between IDT Corporation and James A. Courter.

10.07(7)	Amendment No. 6 to Employment Agreement, dated November 5, 2008, between the Registrant and James A. Courter.

10.08(7)	Amended and Restated Employment Agreement, dated October 31, 2008, between the Registrant and Howard S. Jonas.

10.09(8)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.10(9)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.11(10)	Purchase and Sale Agreement dated August 11, 2006, between Liberty Media Corporation (and its subsidiaries) and IDT Corporation (and TLL Dutch Holdings B.V.).

10.12(11)	Share Sale and Purchase Agreement, dated September 7, 2006, by and among IDT Dutch Holdings BV, IDT Corporation and Pipex Communications PLC.

10.13(12)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.14(13)	Purchase and Sale Contract among the Registrant, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC, and its predecessors and Sherman Originator III LLC dated January 30, 2009.

Exhibit Number	Description of Exhibits
10.15(9)	Employment Letter Agreement between the Registrant and Claude Pupkin dated August 3, 2007.

10.16(9)	Separation and General Release Agreement, dated January 2, 2009, between the Registrant and Stephen Brown.

10.17(9)	Consulting Agreement, dated January 2, 2009, between the Registrant and Stephen Brown.

10.18(14)	Employment Agreement, dated April 29, 2009, between the Registrant and Bill Pereira.

10.19**	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.20**	Preferred Supplier Agreement, dated as of June 29, 2009, by and among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc.

14.01*	Code of Business Ethics and Conduct, Updated as of June 15, 2009.

16.01(15)	Letter from Ernst & Young, LLP, the Company’s former independent accountant.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

** This exhibit is filed herewith but reflects a redacted copy of the agreement. We have filed a confidentiality request with the Securities and Exchange Commission with respect to certain portions of the agreement.

  (1) Incorporated by reference to Form 8-K, filed February 25, 2009.

  (2) Incorporated by reference to Form 8-K, filed September 23, 2009.

  (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.

  (4) Incorporated by reference to Form 8-K, filed May 16, 2005.

  (5) Incorporated by reference to Form 8-K, filed February 2, 2007.

  (6) Incorporated by reference to Form 8-K, filed March 16, 2007.

  (7) Incorporated by reference to Form 8-K, filed November 6, 2008.

  (8) Incorporated by reference to Schedule 14A, filed November 3, 2004.

  (9) Incorporated by reference to Form 10-Q for fiscal quarter ended January 31, 2009 filed March 17, 2009.

  (10) Incorporated by reference to Form 8-K, filed August 14, 2006.

  (11) Incorporated by reference to Form 8-K, filed September 13, 2006.

  (12) Incorporated by reference to Form 8-K, filed November 9, 2007.

  (13) Incorporated by reference to Form 8-K, filed February 5, 2009.

  (14) Incorporated by reference to Form 8-K, filed May 1, 2009.

  (15) Incorporated by reference to Form 8-K, filed March 27, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman and Chief Executive Officer

Date:    October 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 29, 2009

/s/ Bill Pereira Bill Pereira	Chief Financial Officer and Treasurer (Principal Financial Officer)	October 29, 2009

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 29, 2009

/s/ James A. Courter James A. Courter	Vice Chairman and Director	October 29, 2009

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 29, 2009

/s/ James R. Mellor James R. Mellor	Director	October 29, 2009

/s/ Judah Schorr Judah Schorr	Director	October 29, 2009

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2009. Based on this assessment, we believe that the internal control over financial reporting of the Company as of July 31, 2009 was effective and through operation provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, as a result of the remediation of a material weakness in the Company’s internal controls and procedures, as described below.

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

To remediate this material weakness, we performed a more rigorous fact gathering process and consideration of the relevant valuation assumptions in our Step 1 analysis under SFAS 142. In addition, in May 2009, certain of our personnel received training on valuation techniques to improve our internal expertise. We also enhanced and expanded our review procedures to include additional personnel who were involved in a timelier manner. We believe these measures adequately addressed the material weakness that existed at July 31, 2008 related to the annual testing for impairment required by SFAS 142. Our remediation effort was completed with our annual testing for impairment required by SFAS 142. Regarding our interim test for impairment conducted for our fiscal quarter ended April 30, 2009, we engaged a valuation consulting firm to assist us with our analysis. We will continue to evaluate and monitor our remediation of the material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

/s/ Howard S. Jonas

Howard S. Jonas
Chairman and Chief Executive Officer

/s/ Bill Pereira

Bill Pereira
Chief Financial Officer and Treasurer

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

October 29, 2009

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$111,255	$158,265
Restricted cash and cash equivalents (Note 18)	64,992	4,133
Marketable securities (Note 18)	5,702	105,030
Trade accounts receivable, net of allowance for doubtful accounts of $16,413 and $20,933 at July 31, 2009 and 2008, respectively	141,648	172,519
Prepaid expenses	18,034	19,307
Investments-short-term	1,655	22,563
Other current assets	18,802	50,528
Assets of discontinued operations	14,532	162,996
TOTAL CURRENT ASSETS	376,620	695,341
Property, plant and equipment, net	133,468	164,861
Goodwill	17,275	74,509
Licenses and other intangibles, net	5,938	9,394
Investments—long-term	13,099	40,295
Deferred income tax assets, net	—	2,300
Other assets	13,220	16,275
TOTAL ASSETS	$559,620	$1,002,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$67,474	$75,684
Accrued expenses	160,131	201,718
Deferred revenue	69,236	88,618
Income taxes payable	2,031	123,000
Capital lease obligations—current portion	7,280	9,316
Notes payable—current portion	820	1,052
Other current liabilities	5,415	13,956
Liabilities of discontinued operations	1,998	70,008
TOTAL CURRENT LIABILITIES	314,385	583,352
Capital lease obligations—long-term portion	5,737	11,148
Notes payable—long-term portion	43,281	42,543
Other liabilities	16,775	17,745
TOTAL LIABILITIES	380,178	654,788
Minority interests	3,148	5,850
Commitments and contingencies
STOCKHOLDERS’ EQUITY:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 and 8,358 shares issued and 4,202 and 4,847 shares outstanding at July 31, 2009 and 2008, respectively	92	84
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at July 31, 2009 and 2008	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 22,913 and 21,301 shares issued and 15,503 and 17,083 shares outstanding at July 31, 2009 and 2008, respectively	229	213
Additional paid-in capital	720,804	717,256
Treasury stock, at cost, consisting of 5,039 and 3,511 shares of common stock and 7,410 and 4,218 shares of Class B common stock at July 31, 2009 and 2008, respectively	(293,901)	(285,536)
Accumulated other comprehensive income	953	6,754
Accumulated deficit	(251,916)	(96,467)
TOTAL STOCKHOLDERS’ EQUITY	176,294	342,337
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$559,620	$1,002,975

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2009	2008
REVENUES	$1,538,610	$1,755,526
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,173,554	1,376,144
Selling, general and administrative (i)	293,667	418,236
Depreciation and amortization	49,285	65,686
Bad debt	8,130	13,488
Research and development	9,035	11,567
Impairments	70,968	28,311
Restructuring charges	10,028	34,613
TOTAL COSTS AND EXPENSES	1,614,667	1,948,045
Gain on sale of interest in AMSO, LLC	2,598	—
Arbitration award income	—	40,000
Loss on disposal of businesses	—	(9,569)
Loss from operations	(73,459)	(162,088)
Interest (expense) income, net	(2,656)	9,195
Other expense, net	(33,466)	(18,497)
Loss from continuing operations before minority interests and income taxes	(109,581)	(171,390)
Minority interests	(1,901)	1,404
Benefit from (provision for) income taxes	4,521	(9,870)
Loss from continuing operations	(106,961)	(179,856)
Discontinued operations, net of tax:
Loss from discontinued operations	(45,860)	(39,586)
Loss on disposal/sale of discontinued operations	(2,628)	(4,888)
Total discontinued operations	(48,488)	(44,474)
NET LOSS	$(155,449)	$(224,330)
Earnings per share:
Basic and diluted:
Loss from continuing operations	$(4.75)	$(7.09)
Total discontinued operations	(2.15)	(1.75)
Net loss	$(6.90)	$(8.84)
Weighted-average number of shares used in calculation of basic and diluted earnings per share	22,542	25,390
(i) Stock based compensation included in selling, general and administrative expense	$3,407	$4,285

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2007	25,075	$251	9,817	98	63,261	$633	$711,103	$(240,355)	$10,750	$147,682	$630,162
Reverse stock split	(16,717)	(167)	(6,545)	(65)	(42,174)	(422)	654	—	—	—	—
BALANCE AT JULY 31, 2007 AFTER REVERSE STOCK SPLIT	8,358	84	3,272	33	21,087	211	711,757	(240,355)	10,750	147,682	630,162
Adoption of FASB Interpretation No. 48	—	—	—	—	—	—	—	—	—	(19,819)	(19,819)
Exercise of stock options, net of 5 shares issued from treasury	—	—	—	—	4	—	(79)	173	—	—	94
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	125	1	1,172	—	—	—	1,173
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(897)	—	—	(897)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(44,457)	—	—	(44,457)
Stock based compensation	—	—	—	—	—	—	4,407	—	—	—	4,407
Restricted Class B common stock issued to employees	—	—	—	—	85	1	(1)	—	—	—	—
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(2,616)	—	(2,616)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,380)	—	(1,380)
Net loss for the year ended July 31, 2008	—	—	—	—	—	—	—	—	(224,330)	(224,330)	(224,330)

Comprehensive loss									$(228,326)
BALANCE AT JULY 31, 2008	8,358	84	3,272	33	21,301	213	717,256	(285,536)	6,754	(96,467)	342,337
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	36	—	36	—	—	—	36
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(45)	—	—	(45)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(8,320)	—	—	(8,320)
Stock based compensation	—	—	—	—	—	—	3,356	—	—	—	3,356
Restricted stock issued to employees	883	8	—	—	1,576	16	(24)	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	180	—	—	—	180
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	3,173	—	3,173
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(8,974)	—	(8,974)
Net loss for the year ended July 31, 2009	—	—	—	—	—	—	—	—	(155,449)	(155,449)	(155,449)

Comprehensive loss									$(161,250)
BALANCE AT JULY 31, 2009	9,241	$92	3,272	$33	22,913	$229	$720,804	$(293,901)	$953	$(251,916)	$176,294

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2009	2008
OPERATING ACTIVITIES
Net (loss) income	$(155,449)	$(224,330)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Net loss from discontinued operations	48,488	44,474
Depreciation and amortization	49,285	65,686
Restructuring charges	(12,485)	9,069
Impairments	70,968	28,311
Minority interests	1,901	(1,404)
Deferred income taxes	2,300	5,832
Write-off of acquired research and development assets	—	6,672
Provision for doubtful accounts receivable	8,130	13,633
Net realized losses from sales of marketable securities and investments	9,192	17,365
Gain on sale of interest in AMSO, LLC	(2,598)	—
Loss (gain) on sales of buildings	311	(4,146)
(Gain) loss on sale/disposal of businesses	(272)	9,569
Gain on sale of stock of subsidiary	(336)	—
Interest in the equity of investments	21,950	6,078
Stock-based compensation	3,407	4,285
Change in assets and liabilities, net of effects from dispositions/sales of businesses:
Trade accounts receivable	13,474	(35,407)
Prepaid expenses, other current assets and other assets	19,215	11,506
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(40,669)	(64,129)
Income taxes payable	(120,969)	(10,000)
Deferred revenue	(17,244)	(24,139)
Net cash used in operating activities	(101,401)	(141,075)
INVESTING ACTIVITIES
Capital expenditures	(15,253)	(18,121)
Purchase of building	—	(24,778)
Repayment of notes receivable, net	201	15,003
Investments and acquisitions	(7,950)	(21,782)
Proceeds from sales and redemptions of investments	28,601	70,105
Restricted cash and cash equivalents	(60,859)	(1,693)
Proceeds from sale of interest in AMSO, LLC	3,199	—
Proceeds from sales of buildings	4,892	4,872
Proceeds from sales and maturities of marketable securities	148,985	689,789
Purchases of marketable securities	(56,035)	(442,945)
Net cash provided by investing activities	45,781	270,450
FINANCING ACTIVITIES
Distributions to minority shareholders of subsidiaries	(2,760)	(4,087)
Proceeds from sales of stock of subsidiaries	1,187	—
Proceeds from exercise of stock options	—	94
Proceeds from employee stock purchase plan	36	1,173
Repayments of capital lease obligations	(7,701)	(25,644)
Repayments of borrowings	(916)	(2,984)
Repurchases of common stock and Class B common stock	(8,365)	(45,354)
Net cash used in financing activities	(18,519)	(76,802)
DISCONTINUED OPERATIONS
Net cash provided by (used in) operating activities	776	(2,134)
Net cash provided by (used in) investing activities	36,969	(39,918)
Net cash used in financing activities	(1,106)	(590)
Net cash provided by (used in) discontinued operations	36,639	(42,642)
Effect of exchange rate changes on cash and cash equivalents	(3,004)	3,551
Net (decrease) increase in cash and cash equivalents	(40,504)	13,482
Cash and cash equivalents (including discontinued operations) at beginning of year	164,886	151,404
Cash and cash equivalents (including discontinued operations) at end of year	124,382	164,886
Less cash and cash equivalents of discontinued operations at end of year	(13,127)	(6,621)
Cash and cash equivalents (excluding discontinued operations) at end of year	$111,255	$158,265
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$8,865	$9,711
Cash payments made for income taxes	$113,552	$13,090
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Aggregate of note payable issued, note receivable forgiven, ownership interests assigned and other consideration for the UTA acquisition	$4,833	$—
Assumption of mortgage payable in connection with the purchase of building	$—	$26,851
Purchases of property, plant and equipment through capital lease obligations	$299	$398

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with subsidiaries spanning several industries. The Company’s principal businesses include: IDT Telecom, which provides telecommunications services to consumers and businesses, including prepaid and rechargeable calling cards, a range of voice over Internet protocol (“VoIP”) communications services, wholesale carrier services, and local, long distance and wireless phone services; IDT Energy, which operates an Energy Services Company, or ESCO, in New York State; Alternative Energy, which consists of American Shale Oil Corporation (“AMSO”), which manages the Company’s 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture; and Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing.

On September 14, 2009, the Company completed a pro rata distribution of the common stock of CTM Media Holdings, Inc. (“CTM Holdings”) to the Company’s stockholders of record as of the close of business on August 3, 2009 (the “CTM Spin-Off”) (see Note 22). CTM Holdings’ businesses include: CTM Media Group, which is a distributor of print and online advertising and information in targeted North American tourist markets; IDW Publishing, which is a comic and book publisher with a diverse catalog of licensed and independent titles; and WMET 1160AM, which is a paid programming radio station in the Washington, D.C. metropolitan area. Since CTM Holdings did not meet the criteria to be reported as discontinued operations until September 14, 2009, the assets, liabilities, results of operations and cash flows of CTM Holdings and its subsidiaries are included in the Company’s continuing operations for all periods presented.

On September 30, 2008 and October 8, 2008, the Company received notices from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. The Company submitted a plan to the NYSE to regain compliance with the market capitalization standard, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures if the Company fails to meet the milestones set forth in its plan. The Company has until March 2010 to regain compliance with the $100 million market capitalization standard. As of October 26, 2009, the Company had a 30-day average market capitalization of $71.3 million. On April 8, 2009, the NYSE notified the Company that the stock price for each of the Company’s listed equity securities was above the NYSE’s minimum requirement of a $1.00 average share price over the preceding 30 trading days and a $1.00 share price on the close of the last trading day of the six-month cure period (April 8, 2009), thus restoring the Company’s compliance with the minimum share price requirement for continued listing on the NYSE.

The Company has the following three reportable business segments: Telecom Platform Services, Consumer Phone Services and IDT Energy. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division.

A one-for-three reverse stock split of all of the Company’s outstanding common stock, Class A common stock and Class B common stock was effective on February 24, 2009 (see Note 12). All share, weighted average share and per share amounts in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split. The one-for-three reverse stock split did not affect the number of authorized shares or the par value per share.

The Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009. The Company incurred a net loss in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and the Company would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. The Company also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. The Company had an accumulated deficit at July 31, 2009 of $251.9 million. Historically, the Company satisfied its cash requirements primarily through a combination of its existing cash

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. The Company currently expects its operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that it held as of July 31, 2009 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of its segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that the Company will collect its receivables, effectively manage its working capital requirements, prevail in legal actions and other claims initiated against it, and maintain its revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. In addition, the Company has not identified any variable interests in which the Company is the primary beneficiary. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Pursuant to the guidance in Emerging Issues Task Force (“EITF”) Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies, investments in pooled investment vehicles including hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies. Equity and cost method investments are included in “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other expense, net” in the accompanying consolidated statements of operations, and a new basis in the investment is established.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 2, certain subsidiaries have been reclassified to discontinued operations for all periods presented. At July 31, 2008, restricted cash and cash equivalents of $4.1 million previously included in cash and cash equivalents have been stated separately in the consolidated balance sheet. Restricted cash and cash equivalents of $4.1 million and $2.4 million at July 31, 2008 and 2007, respectively, previously included in cash and cash equivalents have been excluded from cash and cash equivalents in the consolidated statements of cash flows. Impairments and restructuring charges in fiscal 2008 that were previously combined in one line have been stated separately in the consolidated statements of operations and cash flows. As described in Note 21, business segment results for fiscal 2008 have been reclassified and restated to conform to the current year’s presentation.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Traditional voice and VoIP telephony services are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards is deferred upon sale of the cards and are recognized as revenue when call usage of the cards occur and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. Revenues from IDT Energy, the Company’s retail energy business, are recognized based on deliveries of electricity and natural gas to customers.

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

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale” under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS 115, available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The fair values of the Company’s investments in marketable securities are determined in accordance with SFAS No. 157, Fair Value Measurements. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other expense, net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

On May 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the guidance in U.S. GAAP for assessing whether an impairment of a debt security is other than temporary, and revises the presentation and disclosure in the financial statements of other than temporary impairments of debt and equity securities. In addition, in April 2009, the Securities and Exchange Commission (“SEC”) amended Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities to exclude debt securities from its scope. Topic 5.M. as amended maintains the staff’s previous views related to equity securities. The adoption of FSP 115-2 and the amendment to Topic 5.M. did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Goodwill and Other Intangibles

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount. If the carrying value of the reporting unit exceeds its estimated fair value, additional steps are followed to determine if an impairment of goodwill is required. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record additional impairments to its goodwill in future periods and such impairments could be material.

Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the trademark and patents licenses. The fair value of customer lists, trademark and non-compete agreements acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: customer lists are amortized ratably over the approximately 15 year period of expected cash flows; trademark is amortized on a straight-line basis over the 5 year period of expected cash flows; and non-compete agreement is amortized on a straight-line basis over the 3 year term of the agreement.

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

On February 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosure about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The adoption of SFAS 161 had no impact on the Company’s consolidated financial statements, other than the enhanced required disclosures that are included in Note 10.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Energy supplies electricity and natural gas to its retail customers. IDT Energy utilizes forward physical delivery contracts for a substantial amount of its purchases of electricity and natural gas. These physical delivery contracts are defined as commodity derivative contracts under SFAS 133. Using the exemption available for qualifying contracts under SFAS 133, IDT Energy applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, IDT Energy recognizes revenue from customer sales as energy is delivered to retail customers, and the related energy under the forward physical delivery contract is recognized as direct cost of revenues when it is received from suppliers. In addition, IDT Energy may enter into forward contracts designated as hedges against unfavorable fluctuations in electricity and natural gas prices. Such contracts do not qualify to be accounted for under hedge accounting in accordance with SFAS 133 and are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

The Company may also enter into foreign exchange and commodity prices forward contracts, designated as economic hedges or as speculative, which do not qualify to be accounted for under hedge accounting in accordance with SFAS 133. These contracts are designed to minimize the effect of fluctuations in foreign currencies or to take advantage of market trends and fluctuations in commodity prices. Such contracts are recorded at fair value as a current derivative asset or liability and any changes in fair value are recorded in “Other expense, net” in the consolidated statements of operations.

Advertising Expense

The majority of the Company’s advertising expense is incurred by IDT Telecom. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. In fiscal 2009 and fiscal 2008, advertising expense included in selling, general and administrative expenses was $13.5 million and $19.7 million, respectively.

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

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year in accordance with Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2009 and fiscal 2008 was $10.5 million and $13.7 million, respectively. Unamortized capitalized internal use software costs at July 31, 2009 and 2008 were $10.8 million and $16.5 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets.

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

Effective August 1, 2007, the Company adopted FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109 and prescribes that a company should use a more-likely-than-not recognition threshold based on the technical merits of the tax position taken or expected to be taken. Tax positions that meet the more-likely-than-not recognition threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

The following securities have been excluded from the dilutive earnings per share computation because the Company reported losses from continuing operations for those years, and the impact of the assumed exercise of stock options, vesting of restricted stock and issuance of contingently issuable shares would have been anti-dilutive:

July 31 (in thousands)	2009	2008
Stock options	1,984	2,317
Non-vested restricted stock	2,493	131
Contingently issuable shares	—	8
TOTAL	4,477	2,456

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments granted subsequent to August 1, 2005 based on the grant-date fair value estimated in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. In accordance with Staff Accounting Bulletin (“SAB”) No. 107, stock-based compensation is included in selling, general and administrative expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

On February 1, 2007, the Company adopted EITF No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). EITF 06-3 provides guidance regarding accounting for certain taxes assessed by a governmental authority that are imposed on and concurrent with specific revenue-producing transactions between a seller and a customer. These taxes include, among others, Universal Service Fund (“USF”) charges, sales, use, value added and some excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $2.8 million and $3.8 million in fiscal 2009 and fiscal 2008, respectively, were recorded on a gross basis.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2009 or fiscal 2008. However, the Company’s five largest customers collectively accounted for 6.7% and 7.6% of its consolidated revenues from continuing operations in fiscal 2009 and fiscal 2008, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 24.6% and 15.9% of the consolidated gross trade accounts receivable at July 31, 2009 and 2008, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale customers with receivable balances that exceed the Company’s payable in order to maximize the offset and reduce its credit risk.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance. The allowance is determined based on known troubled accounts, historical experience and other currently available evidence. The change in the allowance for doubtful accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2009
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$20,933	$8,130	$(12,650)	$16,413
2008
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$19,102	$13,633	$(11,802)	$20,933

(1) Primarily uncollectible accounts written off, net of recoveries.

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2009 and 2008, the carrying value of the Company’s trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations—current portion, notes payable—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2009 and 2008, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in U.S. GAAP, establishes a hierarchy that categorizes and prioritizes the sources to be used to estimate fair value, and expands disclosures about fair value measurements. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. To increase consistency and comparability in fair value measurements and related disclosures, the SFAS 157 fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into the following three broad levels:

Level 1 –	quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2 –	quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3 –	unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which postponed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). Nonrecurring nonfinancial assets and nonfinancial liabilities include those measured at fair value in goodwill impairment testing, indefinite lived intangible assets measured at fair value for impairment testing, those initially measured at fair value in a business combination, and nonfinancial liabilities initially measured at fair value for exit or disposal activities. The Company adopted SFAS 157 except as permitted under FSP 157-2 as of August 1, 2008, which did not have a material impact on its financial position, results of operations or cash flows. The Company adopted SFAS 157 for nonrecurring nonfinancial assets and nonfinancial liabilities on August 1, 2009, which did not have a material impact on its financial position, results of operations or cash flows. The Company will apply the provisions of SFAS 157 to nonrecurring nonfinancial assets and nonfinancial liabilities at such time as a fair value measurement is required, which may result in a fair value that is materially different than would have been measured prior to the adoption of SFAS 157.

On October 10, 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies application of SFAS 157 in a market that is not active. FSP 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. On April 9, 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which superseded FSP 157-3. FSP 157-4 provides additional guidance on (a) how to determine when markets become inactive and thus potentially require significant adjustment to transactions or quoted prices and (b) how to determine if a transaction or group of transactions is forced or distressed (that is, not orderly), and amends the disclosure provisions of SFAS 157. The Company was required to apply FSP 157-4 beginning on May 1, 2009. FSP 157-4 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Other Recently Adopted Accounting Standards

On August 1, 2009, the Company adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, SFAS 160 requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, SFAS 160 requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. The Company will change the classification and presentation of noncontrolling interests in its financial statements, which is referred to as minority interests in the accompanying consolidated financial statements, for the quarter ending October 31, 2009. The Company does not expect the adoption of SFAS 160 to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations. SFAS 141(R) establishes principles and requirements for how the acquirer: (a) recognizes and measures the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (b) recognizes and measures

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the goodwill acquired in the business combination or a gain from a bargain purchase, and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires the acquiring entity in a business combination to recognize the full fair value of the assets acquired and liabilities assumed in the transaction at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date; the immediate expense recognition of transaction costs; changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense; and restructuring plans will be accounted for separately from the business combination, among other things. In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies SFAS 141(R) with regards to the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company is required to apply SFAS 141(R) and FSP 141(R)-1 to business combinations with an acquisition date on or after August 1, 2009. SFAS 141(R) fundamentally changed many aspects of previous accounting requirements for business combinations. As such, if the Company enters into any business combinations, a transaction may significantly impact the Company’s financial position and results of operations, but not cash flows, when compared to acquisitions accounted for under previous U.S. GAAP.

In June 2009, the SEC issued SAB No. 112 to amend or rescind portions of the interpretive guidance included in the Staff Accounting Bulletin Series in order to make the relevant interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. Specifically, the staff updated the Series in order to bring existing guidance into conformity with SFAS 141(R) and SFAS 160. SAB 112 was effective in June 2009. The adoption of SAB 112 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2009, the Company adopted FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The adoption of FSP 142-3 had no impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. FSP 107-1 became effective for the Company’s financial statements beginning on May 1, 2009. The Company will include the disclosures required by FSP 107-1 in its consolidated financial statements for the quarter ending October 31, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, to establish principles and requirements for subsequent events, in particular: (a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. In accordance with SFAS 165, the Company’s management evaluated events or transactions that occurred after July 31, 2009 through October 29, 2009 for potential recognition or disclosure in the financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140. SFAS 166 amends SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The Company is required to adopt SFAS 166 on August 1, 2010. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends FIN 46(R), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). SFAS 167 also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FAS No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company is required to adopt SFAS 167 on August 1, 2010. The Company is currently evaluating the impact of SFAS 166 on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification™ (or Codification) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification organizes and simplifies U.S. GAAP literature by reorganizing U.S. GAAP pronouncements into approximately 90 accounting topics within a consistent structure. The Codification is not intended change or alter existing U.S. GAAP. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Therefore, all references to U.S. GAAP in the Company’s financial statements for the quarter ending October 31, 2009 will follow the Codification. The Company does not expect SFAS 168 to have any impact on its financial position, results of operations or cash flows.

Note 2—Discontinued Operations and Other Dispositions

Hillview Avenue Realty, LLC

On July 31, 2009, Hillview Avenue Realty, LLC (“Hillview”), a majority owned subsidiary of the Company, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. The Company has a 69.27% ownership interest in Hillview. The property consisted of two interconnected office buildings located on 6.68 acres. The sales price was $62.7 million. The Company’s net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, transaction expenses and the interests of the other owners of Hillview, were $3.1

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million, which was received in August 2009. This sale met the criteria to be reported as discontinued operations as of July 31, 2009 and accordingly, the assets, liabilities, results of operations and cash flows of the property are classified as discontinued operations for all periods presented. The Company recognized a gain of $0.2 million in the fourth quarter of fiscal 2009 in connection with the sale of Hillview’s property.

As a result of the Company’s conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009 (see Note 6), the Company also assessed the recoverability of certain of its long-lived assets in accordance with SFAS 144. As a result of the Company’s assessment, in the third quarter of fiscal 2009, the Company recorded impairment of $2.0 million related to the Hillview property.

European Prepaid Payment Services Business

On July 9, 2009, the Company entered into an agreement for the sale of the capital stock of IDT Financial Services Holding Limited (“IDT Financial Services”), the Company’s European prepaid payment services business, for approximately $3 million, subject to adjustment based on changes in the net assets of IDT Financial Services. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. In addition, the Company will retain the approximately $10 million held by IDT Financial Services pursuant to regulatory requirements which is included in “Cash and cash equivalents” of discontinued operations at July 31, 2009. As of July 31, 2009, IDT Financial Services met the criteria to be classified as held for sale and reported as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of IDT Financial Services are classified as discontinued operations for all periods presented.

Union Telecard Dominicana, S.A and Ethnic Grocery Brands LLC

On June 24, 2009, the Company acquired the 49% interest in Union Telecard Alliance, LLC (“UTA”) that it did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in Union Telecard Dominicana, S.A. (“UTA DR”) held by UTA, (e) the assignment of an 80% ownership interest in Ethnic Grocery Brands LLC (“EGB”) held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, the seller may receive up to an additional $1.7 million for post-closing contingencies. The aggregate purchase price was $9.7 million, which included the aggregate estimated fair value of the interests in UTA DR and EGB of $2.0 million. UTA is the distributor of the Company’s prepaid calling cards in the United States. UTA DR and EGB met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of UTA DR and EGB are classified as discontinued operations for all periods presented. The Company recognized a loss in connection with the assignments of UTA DR and EGB of $2.5 million in the fourth quarter of fiscal 2009, which is included in “Loss on disposal/sale of discontinued operations” in the accompanying consolidated statement of operations.

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

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on disposal/sale of discontinued operations in fiscal 2009 and fiscal 2008 of $0.3 million and $4.9 million, respectively, included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant Accounting Policies of Discontinued Operations

The Company purchased debt portfolios that experienced deterioration of credit quality at a significantly lower price than their contractual amount. Upon acquisition of debt portfolios, static pools of accounts were established, which were aggregated based on certain common risk criteria. Each static pool was recorded at cost, which included external acquisition costs, and was accounted for as a single unit for the recognition of income, principal payments and loss provision. Once pools were established, they were not changed unless replaced, returned or sold.

The Company accounted for its purchased debt portfolios in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, which provided for recognition of the excess of the undiscounted collections expected at acquisition over the cost of the purchased debt as income. Income was recognized on a level-yield basis over the expected life of the debt (the “effective yield method”) based on the expected internal rate of return (“IRR”). Subsequent increases in cash flows expected to be collected were generally recognized prospectively through an increase to the IRR over the debt’s remaining life. Decreases in cash flows expected to be collected were recognized as impairment. Recognition of income under the effective yield method was dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company used the cost recovery method to account for a portfolio if it could not reasonably predict the timing and amount of collections from the portfolio. Under the cost recovery method, no income was recognized until the Company fully collected the cost of the portfolio.

Summary Financial Data of Discontinued Operations

Revenues, loss before income taxes and net loss of Hillview, IDT Financial Services, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2009	2008
REVENUES:
Hillview	$6,630	$6,552
IDT Financial Services	2,732	2,833
UTA DR	59,416	41,080
EGB	23,242	26,348
IDT Carmel	16,535	45,651
TOTAL	$108,555	$122,464
LOSS BEFORE INCOME TAXES:
Hillview	$(2,396)	$(1,507)
IDT Financial Services	(1,821)	(6,996)
UTA DR	(257)	(967)
EGB	(2,514)	(4,765)
IDT Carmel	(38,867)	(25,297)
TOTAL	$(45,855)	$(39,532)
NET LOSS:
Hillview	$(2,396)	$(1,507)
IDT Financial Services	(1,821)	(6,997)
UTA DR	(262)	(967)
EGB	(2,514)	(4,768)
IDT Carmel	(38,867)	(25,347)
TOTAL	$(45,860)	$(39,586)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of IDT Financial Services at July 31, 2009, and Hillview, IDT Financial Services, UTA DR, EGB and IDT Carmel at July 31, 2008, which are included in discontinued operations, consist of the following:

July 31 (in thousands)	2009	2008
ASSETS
Cash and cash equivalents	$13,127	$6,621
Marketable securities	—	6,432
Trade accounts receivable, net	957	6,123
Purchased debt portfolios	—	63,059
Property, plant and equipment, net	—	65,070
Other assets	448	15,691
TOTAL ASSETS OF DISCONTINUED OPERATIONS	$14,532	$162,996
LIABILITIES
Trade accounts payable	$1,670	$7,230
Accrued expenses	328	1,769
Notes payable	—	58,670
Other liabilities	—	2,339
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$1,998	$70,008

IDT Global Israel

In the fourth quarter of fiscal 2008, the Company disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., its call center operations in Israel, in a transaction with the Chief Executive Officer of IDT Global Israel for a nominal amount and recorded a loss of $8.8 million. In fiscal 2009, the Company disposed of the remaining 20% of the issued and outstanding shares of IDT Global Israel. The Company retained exclusive control over the sale of IDT Global Israel’s building. The Company agreed to use a certain amount of IDT Global Israel’s call center services for one year after the disposal. The disposal did not meet the criteria to be reported as a discontinued operation; therefore IDT Global Israel’s historical results of operations are included in continuing operations.

At July 31, 2008, the estimated sales price of the building net of costs to sell of $18.2 million was included in “Other current assets” and the balance of the obligations secured by the building of $7.1 million was included in “Other current liabilities”. In fiscal 2009, the Company recorded an impairment of $3.5 million, which reduced the carrying value of the building to its estimated fair value at the time. In June 2009, the building was sold for $12.7 million of which $6.4 million was used to repay the obligations secured by the building and $0.8 million was held in escrow. The Company retained a floor in the building and reclassified $1.6 million from “Other current assets” to “Property, plant and equipment”. The Company received the net proceeds of $5.4 million from the sale and recognized a loss of $0.5 million on the sale.

The Company’s results of operations for fiscal 2009 and fiscal 2008 included revenues generated by IDT Global Israel’s operations of nil and $5.3 million, respectively, and loss from operations of $1.1 million and $10.3 million, respectively.

Note 3—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company intends to maintain a liquid portfolio to take advantage of investment opportunities. Therefore, all marketable securities are classified as “short-term.”

The Company’s marketable securities at July 31, 2009 and 2008 included auction rate securities with a cost of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions. At July 31, 2008, the Company determined that there was an other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $7.2 million expense that was included in “Other expense, net” in the accompanying consolidated statement of operations and reduced the auction rate securities balance to an estimated fair value of $7.1 million. On September 7, 2008, the Federal Housing Finance Agency (“FHFA”) placed Fannie Mae and Freddie Mac into conservatorship administered by the FHFA. One result of the conservatorship and related actions of the FHFA was a significant decline in the market value of Fannie Mae and Freddie Mac’s preferred stock. In fiscal 2009, the Company determined that there was an additional other than temporary decline in the value of these auction rate securities, and accordingly, recorded a $6.8 million expense that was included in “Other expense, net” in the accompanying consolidated statement of operations.

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2009:
Available-for-sale securities:
Corporate and other debt securities	$5,508	$232	$(52)	$5,688
Equity securities	15	—	(1)	14
TOTAL	$5,523	$232	$(53)	$5,702
July 31, 2008:
Available-for-sale securities:
U.S. Government Agency Obligations	$76,313	$50	$(863)	$75,500
Corporate and other debt securities	30,800	—	(1,292)	29,508
Equity securities	19	6	(3)	22
TOTAL	$107,132	$56	$(2,158)	$105,030

Proceeds from sales and maturities of available-for-sale securities and the gross realized losses that have been included in earnings as a result of those sales in fiscal 2009 were $149.0 million and $(9.2) million, respectively. Proceeds from sales and maturities of available-for-sale securities and the gross realized losses that have been included in earnings as a result of those sales in fiscal 2008 were $689.8 million and $(21.3) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2009 are as follows:

(in thousands)	Fair Value
Within one year	$5,685
After one year through five years	3
After five years through ten years	—
TOTAL	$5,688

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following available-for-sale securities are in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2009:
Corporate and other debt securities	$52	$5,103
Equity securities	1	14
TOTAL	$53	$5,117
July 31, 2008:
U.S. Government Agency Obligations	$863	$67,109
Corporate and other debt securities	1,292	22,408
Equity securities	3	1
TOTAL	$2,158	$89,518

The following available-for-sale securities were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2008:
Available-for-sale securities:
U.S. Government Agency Obligations	$600	$9,400
Corporate and other debt securities	265	1,735
TOTAL	$865	$11,135

At July 31, 2008, the Company concluded that the decline in the fair value of these marketable debt securities was temporary, since collection was probable and the Company had the intent and ability to hold these securities until the forecasted recovery of fair value up to the cost of the securities. At July 31, 2009, there were no available-for-sale securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of July 31, 2009:

(in thousands)	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
Assets:
Marketable securities	$17	$—	$5,103	$5,120
Auction rate securities included in marketable securities	—	—	582	582
Total marketable securities	$17	$—	$5,685	$5,702
Liabilities:
Derivative contracts	$493	$—	$686	$1,179

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

The Company’s marketable securities at July 31, 2009 included auction rate securities with a cost of $14.3 million. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3. The Company’s investments in pooled investment vehicles including hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying consolidated

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the guidance in EITF Topic D-46, Accounting for Limited Partnership Investments and EITF 03-16, Accounting for Investments in Limited Liability Companies. The Company’s investments in pooled investment vehicles including hedge funds are therefore excluded from the fair value measurements table above.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1 and (2) an embedded derivative in a structured note that must be bifurcated, which is classified as Level 3. The fair values of the structured note, which is included in marketable securities and is classified as Level 3, and the embedded derivative were estimated primarily based on pricing information from the counterparty.

The following table summarizes the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 31, 2009:

Year ended July 31 (in thousands)	2009
	Assets	Liabilities
Balance, beginning of year	$53,265	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other expense, net”	(8,671)	(831)
Included in other comprehensive loss	3,171	—
Purchases, sales, issuances and settlements	(42,080)	300
Transfers in (out) of Level 3	—	—
Balance, end of year	$5,685	$(686)
The amount of total gains or losses for the year included in earnings in “Other expense, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year	$(6,750)	$(531)

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2009	2008
Equipment	$451,430	$453,130
Land and buildings	66,139	64,767
Computer software	84,101	87,328
Leasehold improvements	48,379	48,685
Furniture and fixtures	11,715	12,593
	661,764	666,503
Less accumulated depreciation and amortization	(528,296)	(501,642)
Property, plant and equipment, net	$133,468	$164,861

On February 7, 2008, the Company completed the purchase of its headquarters office building at 520 Broad Street in Newark, New Jersey in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. In addition, an affiliate of the seller repaid its $16.9 million note payable to the Company that was secured by an interest in the building. In the fourth quarter of fiscal 2009, the Company consolidated its operations into considerably less office space that the Company is leasing at 550 Broad Street, Newark, New Jersey. The Company will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At July 31, 2009, the carrying

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the land, building and improvements at 520 Broad Street was $49.9 million and the mortgage payable balance was $26.3 million. At July 31, 2009, the Company evaluated the land, building and improvements at 520 Broad Street for impairment and determined that the carrying value was recoverable. The Company is assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

On October 23, 2009, the Company sold its land and building in San Juan, Puerto Rico that was used for the Company’s domestic call center operations. The sales price was cash of $7.4 million. At July 31, 2009, the carrying value of the land and building was $6.7 million and the mortgage payable balance was $6.2 million.

In the fourth quarter of fiscal 2008, the Company assessed the value of its WMET radio station in the Washington, D.C. metropolitan area. The Company measured WMET’s fair value by discounting its estimated future cash flows using an appropriate discount rate. As a result of this assessment, the Company recorded an impairment charge of $3.5 million on certain of WMET’s property, plant and equipment, measured by the excess of the carrying amount of the asset group over the estimated fair value.

Property, plant and equipment under capital leases were $52.7 million and $51.7 million at July 31, 2009 and 2008, respectively. The accumulated depreciation related to these assets under capital leases was $44.8 million and $33.7 million at July 31, 2009 and 2008, respectively. Depreciation of property, plant and equipment under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations. Depreciation and amortization expense of property, plant and equipment was $46.2 million and $60.7 million in fiscal 2009 and fiscal 2008, respectively.

Note 6—Goodwill, Licenses and Other Intangibles

On June 24, 2009, the Company acquired the 49% interest in UTA that it did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in UTA DR held by UTA, (e) the assignment of an 80% ownership interest in EGB held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, the seller may receive up to an additional $1.7 million for post-closing contingencies. The aggregate purchase price was $9.7 million, which included the aggregate estimated fair value of the interests in UTA DR and EGB of $2.0 million. The aggregate purchase price is subject to adjustment when the post-closing contingencies are resolved. The acquisition was accounted for under the purchase method and accordingly, the Company recorded goodwill of $4.8 million that represented the excess purchase price paid over the fair value of the net assets acquired. All of the goodwill recorded for this acquisition is expected to be deductible for income tax purposes. The consolidated financial statements included the results of operations, financial position and cash flows of UTA prior to the acquisition of the 49% interest since UTA was one of the Company’s controlled subsidiaries prior to the acquisition. The primary reasons for the acquisition of the 49% interest in UTA that the Company did not own were (1) to streamline the Company’s operations in the domestic prepaid calling card business, (2) to enhance the Company’s capacity to develop marketing and distribution strategies for prepaid calling card products to deliver high-quality, competitively priced products to its customers, and (3) to increase revenues from the network of sub-distributors that sell the Company’s calling cards to retail outlets throughout most of the United States.

The following table summarizes the allocation of the aggregate purchase price to the assets acquired as of the acquisition date:

(in thousands)
ASSETS
Intangible assets—customer lists	$3,154
Intangible assets—trademark	1,632
Intangible assets—non-compete agreement	183
Goodwill	4,752
TOTAL ASSETS ACQUIRED	$9,721

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2009, the Company recorded impairment charges of $61.7 million related to goodwill and $5.3 million related to Federal Communications Commission (“FCC”) licenses. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of the following reporting units: IDW Publishing, CTM Media Group, and WMET radio, all of which are included in All Other, and Rechargeable, which is a unit of the Telecom Platform Services segment. The Company therefore performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, the Company recorded goodwill impairment of $1.8 million in IDW Publishing, $29.7 million in CTM Media Group, $1.2 million in WMET and $29.0 million in Rechargeable, which reduced the carrying amount of the goodwill in each of these reporting units to zero.

IDT Spectrum, which is included in All Other, recorded an impairment in fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. IDT Spectrum holds a significant number of FCC licenses for commercial fixed wireless spectrum. The events and circumstances in the second quarter of fiscal 2009 described above indicated that the FCC licenses may be impaired. The Company estimated the fair value of these FCC licenses based on continuing operating losses and projected losses for the foreseeable future.

In fiscal 2008, the Company recorded goodwill impairment of $23.7 million in its Telecom Platform Services segment. In the fourth quarter of fiscal 2008, the Company assessed the value and evaluated the financial performance of its reporting units. The Company measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. As a result of this analysis, the Company recorded goodwill impairment of $17.9 million in Rechargeable and $5.8 million in Wholesale Carrier.

In fiscal 2008, the purchase price allocations were completed for acquisitions in fiscal 2007. The final purchase price allocations resulted in the allocation in All Other of $0.9 million from goodwill to other intangible assets, and the allocation in the Telecom Platform Services segment of $1.2 million related to the acquisition of Fabrix T.V., Ltd., the Company’s majority-owned venture developing a video content delivery and storage platform, from goodwill to research and development expense.

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2007 to July 31, 2009:

(in thousands)	Telecom Platform Services	IDT Energy	All Other	Corporate	Total
Balance as of July 31, 2007	$59,598	$3,663	$36,214	$499	$99,974
Acquisitions	—	—	62	—	62
Purchase price allocation	(1,184)	—	(924)	—	(2,108)
Foreign currency translation adjustments	288	—	—	—	288
Impairments	(23,707)	—	—	—	(23,707)
Balance as of July 31, 2008	34,995	3,663	35,352	499	74,509
Reclassification	—	—	499	(499)	—
Acquisition	4,752	—	—	—	4,752
Foreign currency translation adjustments	(303)	—	(27)	—	(330)
Impairments	(29,039)	—	(32,617)	—	(61,656)
Balance as of July 31, 2009	$10,405	$3,663	$3,207	$—	$17,275

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information on the Company’s licenses and other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
As of July 31, 2009
Intangible assets with indefinite life:
FCC licenses	Indefinite life	$499	$—	$499
Amortized intangible assets:
Trademarks and patents	4.8 years	9,514	(7,466)	2,048
Customer lists	14.9 years	13,814	(10,732)	3,082
Other	2.6 years	7,600	(7,291)	309
Total licenses and other intangibles		$31,427	$(25,489)	$5,938
As of July 31, 2008
Intangible assets with indefinite life:
FCC licenses	Indefinite life	$5,841	$—	$5,841
Amortized intangible assets:
Trademarks and patents	4.2 years	7,996	(5,657)	2,339
Customer lists	3.5 years	10,614	(10,435)	179
Other	3.0 years	7,446	(6,411)	1,035
Total licenses and other intangibles		$31,897	$(22,503)	$9,394

Amortization expense of licenses and other intangible assets was $3.1 million and $5.0 million in fiscal 2009 and fiscal 2008, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $1.8 million, $1.0 million, $0.7 million, $0.6 million and $0.5 million in fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014, respectively.

Note 7—Impairments

The Company’s impairments by business segment consist of the following:

Year ended July 31 (in thousands)	2009	2008
Telecom Platform Services	$29,063	$24,656
All Other	41,905	3,655
TOTAL	$70,968	$28,311

The Company recorded aggregate impairment charges of $71.0 million in fiscal 2009 of which $61.7 million related to goodwill, $5.3 million related to FCC licenses and $4.0 million related to other assets. In fiscal 2009, the Company recorded goodwill impairment of $29.0 million in its Telecom Platform Services segment and $32.7 million in All Other.

IDT Spectrum, which is included in All Other, recorded an impairment in fiscal 2009 related to its FCC licenses of $5.3 million. Also in fiscal 2009, the Company recorded an impairment of $3.5 million which reduced the carrying value of IDT Global Israel’s building in Israel, and aggregate impairments of $0.5 million primarily related to certain leasehold interests.

In fiscal 2008, the Company recorded impairment charges related to goodwill of $23.7 million in its Telecom Platform Services segment. Also in fiscal 2008, WMET recorded impairment of $3.5 million related to certain of its fixed assets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Investment in American Shale Oil, LLC

In April 2008, AMSO, a wholly owned subsidiary of the Company, acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, the Company acquired an additional 14.9437% equity interest in AMSO, LLC in exchange for cash of $3.0 million.

AMSO, LLC is one of three holders of leases granted by the U.S. Bureau of Land Management (“BLM”) to research, develop and demonstrate in-situ technologies for potential commercial shale oil production (“RD&D Lease”) in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease. The acquisition of AMSO, LLC was accounted for under the purchase method of accounting, and accordingly, the net assets and results of operations of the acquired business were included in the consolidated financial statements from the date of acquisition. The Company charged an aggregate of $5.5 million to research and development expense at the acquisition date, which included the amounts assigned to AMSO, LLC’s tangible and intangible assets to be used in its research and development project that have no alternative future use.

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, (“Total”), a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. The Company recognized a gain of $2.6 million in fiscal 2009 in connection with the sale. While AMSO will operate the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

The Company consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, the Company accounts for its 50% ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it no longer controls AMSO, LLC. Pursuant to FIN 46(R), AMSO, LLC is a variable interest entity, however, the Company is not the primary beneficiary because it will not absorb a majority of the expected losses or receive a majority of the expected residual returns.

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC beginning with Total’s acquisition of a 50% interest in AMSO, LLC. The investment in AMSO, LLC is included in “Investments-long-term” in the consolidated balance sheet and equity in net loss of AMSO, LLC is included in “Other expense, net” in the consolidated statement of operations.

(in thousands)
Balance, March 2, 2009	$(65)
Capital contributions	1,074
Equity in net loss of AMSO, LLC	(731)
Balance, July 31, 2009	$278

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions described below where the amount could be greater or

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lesser. Total has the option of withdrawing from AMSO, LLC and terminating its obligation to make capital contributions at the end of the first phase, and in that case AMSO’s commitment would be reduced to $5.3 million.

Although, subject to certain exceptions, AMSO and Total are not obligated to make additional contributions beyond their respective shares (which for AMSO is $10.0 million), they could dilute or forfeit their ownership interests in AMSO, LLC if they fail to contribute their respective shares for additional funding.

Total can increase AMSO’s initial required funding commitment of $10.0 million up to an additional $8.75 million if Total wishes to continue to fund the pilot test up to an agreed upon commitment level.

At July 31, 2009, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $8.1 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at July 31, 2009 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(807)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1,074)
Estimated maximum exposure to additional loss	$8,119

AMSO’s total committed investment in AMSO, LLC and its estimated maximum exposure to additional loss is subject to certain exceptions where the amounts could be greater. One exception is the additional funding that may be necessary to fund the pilot test as described above. The other significant exception is additional capital contributions that may be required to fund unexpected liabilities outside the purview of the traditional research, development and demonstration operations incorporated in AMSO, LLC’s budgeting and planning. However, any additional capital contributions for such liabilities would have to be authorized by both AMSO and Total.

Summarized unaudited balance sheet data of AMSO, LLC is as follows:

July 31 (in thousands)	2009	2008
ASSETS
Cash and cash equivalents	$2,088	$679
Other current assets	451	—
Equipment, net	8	—
TOTAL ASSETS	$2,547	$679
LIABILITIES AND MEMBERS’ INTERESTS
Current liabilities	$960	$105
Other liabilities	—	1,586
Members’ interests	1,587	(1,012)
TOTAL LIABILITIES AND MEMBERS’ INTERESTS	$2,547	$679

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized unaudited statement of operations data of AMSO, LLC is as follows:

Year ended July 31 (in thousands)	2009	2008
REVENUES	$—	$—
COST AND EXPENSES:
Research and development	6,813	1,015
TOTAL COSTS AND EXPENSES	6,813	1,015
Loss from operations	(6,813)	(1,015)
Other income	4	3
NET LOSS	$(6,809)	$(1,012)

Note 9—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2009	2008
$11.0 million secured term loan due August 2015(a)	$10,431	$10,591
$26.9 million secured term loan due April 2020(b)	26,282	26,589
$7.2 million secured term loan due May 2035(c)	6,177	6,415
$1.2 million note due June 2012(d)	1,211	—
Total notes payable	44,101	43,595
Less current portion	(820)	(1,052)
Notes payable—long term portion	$43,281	$42,543

The estimated future principal payments for the notes payable as of July 31, 2009 are as follows:

(in thousands)
Year ending July 31:
2010	$820
2011	833
2012	810
2013	501
2014	647
Thereafter	40,490
Total notes payable	$44,101

(a) On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of two properties used to house the Company’s telecom network infrastructure. The loan bears interest at the rate of 5.60% per annum and is payable in monthly installments consisting of principal and interest of $0.1 million beginning on October 1, 2005, with the last installment of $9.2 million payable on August 1, 2015. The loan is secured by a mortgage on the two properties.

(b) On February 7, 2008, the Company completed the purchase of its headquarters office building at 520 Broad Street in Newark, New Jersey in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum. The maturity date of the note is April 1, 2020. Effective April 1, 2009, the Company and the note holder entered into a mortgage loan modification agreement pursuant to which the note was modified as follows: (1) during the period from April 1, 2009 through March 31, 2013 (the “Modification Period”), the note will continue to incur interest at the rate of 8.9% per annum, however the Company will only pay interest at the rate of 6.9% per annum, (2) the Company will not pay any monthly principal payments during the Modification Period, (3) the interest of 2.0% per annum will be added to the principal balance during the Modification Period (an aggregate of $2.1 million), although this interest will not accrue interest during the Modification Period, (4) monthly payments

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of principal and interest of $0.2 million will commence at the end of the Modification Period, (5) the maturity date of the note remains April 1, 2020, and (6) a final balloon payment of $25.5 million is due on the maturity date.

(c) On June 30, 2005, the Company entered into a $7.2 million term loan payable over 30 years to finance the cost of a property in San Juan, Puerto Rico that was used for the Company’s domestic call center operations. The loan bears interest at the three month LIBOR plus 1.00% and is payable in monthly installments consisting of principal and interest beginning on July 31, 2005, with the last installment payable on May 30, 2035. The loan is secured by a mortgage on the property. The effective interest rate on July 31, 2009 and 2008 was 1.52% and 3.79%, respectively. On October 23, 2009, the Company sold its property in San Juan, Puerto Rico. The sales price was cash of $7.4 million.

(d) On June 24, 2009, the Company issued a promissory note in the principal amount of $1.2 million in connection with the acquisition of the 49% interest in UTA that it did not own. The note bears interest at 0.76% per annum. The principal and interest are payable in thirty six equal, monthly installments beginning on July 24, 2009 with the last payment on June 24, 2012.

Note 10—Derivative Instruments

The primary risks managed by the Company using derivative instruments are commodity price risk and interest rate risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. An interest rate swap was used to achieve a fixed interest rate on a portion of the Company’s variable-rate debt. In addition, one of the Company’s marketable securities is a structured note that contains an embedded derivative feature.

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of July 31, 2009, IDT Energy had the following outstanding forward contracts:

Commodity	Settlement Date	Volume
Electricity	August 2009	9,200 MW h
Electricity	September 2009	8,400 MW h
Natural gas	January 2010	77,500 mmbtu
Natural gas	February 2010	70,000 mmbtu
Natural gas	March 2010	77,500 mmbtu

The Company had an interest rate swap related to the variable rate obligations secured by the IDT Global Israel building. In June 2009, the building was sold, at which time the obligations were repaid and the interest rate swap was canceled (see Note 2).

The structured note included in marketable securities as of July 31, 2009 has a par value of $5.0 million and matures in November 2009.

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

July 31 (in thousands)		2009	2008
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments under SFAS 133:
Energy contracts	Other current liabilities	$493	$—
Structured note embedded derivative	Other current liabilities	686	—
Total liability derivatives		$1,179	$—

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Year ended July 31 (in thousands)		2009	2008
	Location of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as hedging instruments under SFAS 133:
Energy contracts	Direct cost of revenues	$(950)	$668
Interest rate contracts	Other expense, net	(300)	—
Structured note embedded derivative	Other expense, net	(531)	—
Total		$(1,781)	$668

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with creditworthy counterparties.

Note 11—Income Taxes

Significant components of the Company’s deferred income tax assets and deferred income tax liabilities consist of the following:

July 31 (in thousands)	2009	2008
Deferred income tax assets:
Bad debt reserve	$4,616	$4,409
Accrued expenses	8,163	15,209
Exercise of stock options and lapsing of restrictions on restricted stock	24,403	24,503
Charitable contributions	16,142	18,286
Unrecognized loss on securities	41,307	13,751
Net operating loss	386,801	361,637
Depreciation	189	—
Other	1,552	1,552
Total deferred income tax assets	483,173	439,347

Deferred income tax liabilities:
Gain on sales of subsidiary stock	(91,013)	(90,879)
Depreciation	—	(4,159)
Total deferred income tax liabilities	(91,013)	(95,038)
Valuation allowance	(392,160)	(342,009)
DEFERRED INCOME TAX ASSETS, NET	$—	$2,300

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from (provision for) income taxes consists of the following:

Year ended July 31 (in thousands)	2009	2008
Current:
Federal	$13,410	$(6,684)
State and local	(3,412)	(3,488)
Foreign	(3,177)	(1,998)
	6,821	(12,170)
Deferred:
Federal	—	—
State and local	—	—
Foreign	(2,300)	2,300
	(2,300)	2,300
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$4,521	$(9,870)

The benefit from income taxes in fiscal 2009 is primarily due to a reversal of $16.0 million related to interest on federal income tax.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2009	2008
U.S. federal income tax benefit at statutory rate	$39,017	$59,495
Valuation allowance	(34,329)	(42,139)
Foreign tax rate differential	(10,287)	(16,204)
Nondeductible expenses	(100)	(950)
Interest on income taxes	11,428	(8,936)
Other	222	(1,815)
Prior year tax benefit	2,204	1,550
State and local income tax, net of federal benefit	(3,634)	(871)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$4,521	$(9,870)

At July 31, 2009, the Company had federal and state net operating loss carryforwards of approximately $265 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2010, with fiscal 2009’s loss expiring in fiscal 2030. The Company has foreign net operating losses of approximately $220 million, which will start to expire in fiscal 2011. The Company’s subsidiary, Net2Phone, which provides VoIP communications services, has additional net operating losses of approximately $569 million which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, these losses will be limited under Internal Revenue Service (“IRS”) section 382 to approximately $7 million per year.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $443 million at July 31, 2009. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and foreign withholding taxes, however, it is not practicable to determine the amount, if any, which would be paid.

As a result of an IRS audit of the Company’s federal tax returns for fiscal years 2001, 2002, 2003 and 2004, the Company owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company paid $10.0 million of the amount owed in July 2008 and paid the remaining amount owed to the IRS, an aggregate of $108.4 million, in monthly installments from October 2008 through June 2009. In December 2008, the IRS commenced an audit of the Company’s federal tax returns for fiscal years 2005, 2006 and 2007. In May 2009, the IRS assessed a liability of $1.2 million for fiscal year 2005 which represents the approximately $1 million previously agreed to plus interest. The IRS granted our request for abatement of a portion of the interest and penalties that were incurred while the Company was making installment payments, and the IRS applied these payments to the amount owed for fiscal 2005.

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

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2009	2008
Balance at beginning of year (excluding interest)	$5,500	$323,793
Additions based on tax positions related to the current year	3,495	—
Additions for tax positions of prior years	1,900	125,019
Reductions for tax positions of prior years	(1,100)	(89,984)
Settlements	(4,400)	(353,328)
Lapses of statutes of limitations	—	—
Balance at end of year	$5,395	$5,500

The reduction in unrecognized income tax benefits in fiscal 2008 was a result of the IRS audit, and was offset by a reduction in the Company’s net operating loss carryforwards and an adjustment to the Company’s valuation allowance. There was no impact on the Company’s effective income tax rate. An audit in the Netherlands of a subsidiary of the Company was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008. In fiscal 2009, the Company accrued $1.9 million related to an income tax audit in Belgium. All of the $5.4 million of unrecognized income tax benefits at July 31, 2009 would affect the Company’s effective income tax rate if recognized.

The Company classifies interest and penalties on income taxes as a component of income tax expense. As of August 1, 2007, accrued interest relating to the unrecognized tax benefits was $40.0 million. In fiscal 2009 and fiscal 2008, the Company recorded interest of $4.6 million and $8.9 million, respectively. Also in fiscal 2009, the Company reversed $16.0 million of interest on federal income tax. As of July 31, 2009 and 2008, accrued interest included in current income taxes payable was $37.5 million and $48.9 million, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2005 to fiscal 2009, state and local tax returns generally for fiscal 2001 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. Management of the Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Stockholders’ Equity

One-for-Three Reverse Stock Split

On December 17, 2008, the Company’s Board of Directors approved, authorized and recommended to the Company’s stockholders to amend and restate the Company’s Restated Certificate of Incorporation to affect a one-for-three reverse split of each of the outstanding shares of the Company’s common stock, Class A common stock and Class B common stock. On January 20, 2009, Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer, and his affiliates, the record holders of shares representing a majority of the aggregate voting power of the Company’s outstanding capital stock, delivered to the Company a written consent in lieu of a special meeting of stockholders representing approximately 71% of the voting power of the Company’s stock, approving the amended Restated Certificate of Incorporation thereby approving the one-for-three reverse stock split. The one-for-three reverse stock split was effective on February 24, 2009. The one-for-three reverse stock split was intended to satisfy compliance with the NYSE’s price criteria for continued listing. All share, weighted average share and per share amounts, as well as stock option, non-vested restricted stock and contingently issuable share amounts, in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split. The one-for-three reverse stock split did not affect the number of authorized shares or the par value per share.

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

Treasury Stock

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. On December 17, 2008, the Company’s Board of Directors increased the aggregate number of shares of the Company’s Class B common stock and common stock, without regard to class, that the Company is authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In fiscal 2009, the Company repurchased 3.2 million shares of Class B common stock and 1.5 million shares of common stock for an aggregate purchase price of $8.3 million. In fiscal 2008, the Company repurchased 1.8 million shares of Class B common stock and 0.2 million shares of common stock for an aggregate purchase price of $44.5 million. As of July 31, 2009, 6.1 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2009 and fiscal 2008, the Company acquired in each year less than 0.1 million of its Class B common stock held by certain of its employees for less than $0.1 million and $0.9 million, respectively, to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock awards. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Sales of Stock of Subsidiaries

On September 23, 2008, the Company sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. The Company recorded in its consolidated statement of operations the effect of changes in its ownership interest resulting from the issuance of equity by one of its subsidiaries until August 1, 2009, the date upon which the Company was required to adopt SFAS 160. Accordingly, in fiscal 2009, the Company recorded a gain of $0.3 million on the sale of Zedge stock. One of the limited partners in Shaman II, L.P. was a former employee of the Company.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2008, the Company sold a 10% minority interest in Israel Energy Initiatives, Ltd. to one of Israel Energy Initiatives, Ltd.’s employees for cash of $0.2 million. Since Israel Energy Initiatives, Ltd. was a newly formed, research and development entity, the sale of the equity interest was accounted for as an increase in consolidated additional paid-in capital.

Note 13—Stock Based Compensation

Share-Based Compensation Plans

The Company’s 2005 Stock Option and Incentive Plan is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2005 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. On December 17, 2008, the Company’s stockholders adopted an amendment to the 2005 Stock Option and Incentive Plan to (a) increase the number of shares automatically granted to each non-employee director each year to 4,167 shares of Class B common stock for service on the Board of Directors and an additional 4,167 shares of Class B common stock for service as a member of one or more Committees of the Board of Directors of the Company; (b) increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 1.3 million shares; (c) reserve 1.0 million shares of the Company’s common stock available for the grant of awards thereunder; and (d) remove the restriction that prohibits a grantee from receiving more than 0.7 million options to purchase common stock or Class B common stock or more than 0.7 million shares of restricted stock or deferred stock units during a calendar year. At July 31, 2009, the Company had 3.2 million shares of Class B common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.6 million shares were available for future grants. In addition, at July 31, 2009, the Company had 1.0 million shares of common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.1 million shares were available for future grants.

In September 2009, the Company’s Board of Directors authorized and approved an amendment to the 2005 Stock Option and Incentive Plan to increase by 0.7 million shares the amount of the Company’s Class B common stock that is reserved for issuance under the 2005 Stock Option and Incentive Plan. This amendment is subject to the approval of the Company’s stockholders at their next annual meeting.

Compensation cost is generally recognized using the accelerated method over the vesting period. No income tax benefits were recognized in the consolidated statements of operations for share-based compensation arrangements during fiscal 2009 or fiscal 2008. The Company does not currently recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its share-based compensation because the Company does not currently expect to realize the tax benefit due to the uncertainty of future taxable income.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options are estimated on the date of the grant using a Black-Scholes valuation model that uses the assumptions noted in the following table. No option awards were granted in fiscal 2009. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

2008
ASSUMPTIONS
Average risk-free interest rate	4.26%
Expected dividend yield	—
Expected volatility	25%
Expected term	5.2 years

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2008	2,317	$29.78
Granted	—	—
Exercised	—	—
Cancelled / Forfeited	(333)	34.69
OUTSTANDING AT JULY 31, 2009	1,984	$28.96	4.2	$—
EXERCISABLE AT JULY 31, 2009	1,845	$28.66	3.9	$—

The weighted-average grant-date fair value of options granted by the Company during fiscal 2008 was $7.80. The total intrinsic value of options exercised during fiscal 2008 was $0.1 million.

On October 21, 2009, upon the retirement of Mr. James A. Courter as the Company’s Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of the Company’s Class B common stock. All of the restricted shares were vested on the date of grant. For a period of five years from the grant date, and subject to certain conditions, 0.2 million of the shares of the Company’s Class B common stock will be convertible, at the option of Mr. Courter, into the number of shares of Genie Energy Corporation equal to 1% of the outstanding equity of Genie Energy Corporation at the time of conversion. The Company’s subsidiary, Genie Energy Corporation, was organized in August 2009 and is comprised of IDT Energy and Alternative Energy (which consists of AMSO and the Company’s interest in Israel Energy Initiatives, Ltd.). In the first quarter of fiscal 2010, the Company recognized $0.6 million of stock based compensation as a result of the grant of the restricted stock.

Restricted Stock

The fair value of nonvested shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Jonas. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. In fiscal 2009, the Company recognized $0.5 million of the compensation cost related to this agreement.

On November 5, 2008, the Company amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of the Company’s Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation cost on the grant date was $0.8 million. In fiscal 2009, the Company recognized $0.6 million of the compensation cost related to this amendment. In the first quarter of fiscal 2010, the Company recognized the remaining $0.2 million of the compensation cost related to this amendment.

A summary of the status of the Company’s nonvested shares as of July 31, 2009 and changes in fiscal 2009 is presented below:

(in thousands)	Number of Nonvested Shares	Weighted- Average Grant- Date Fair Value
Nonvested shares at July 31, 2008	131	$39.67
Granted	2,452	2.60
Vested	(89)	14.65
Forfeited	(1)	35.61
Nonvested shares at July 31, 2009	2,493	$4.11

As of July 31, 2009 and 2008, there was $5.9 million and $1.2 million, respectively, of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the Company’s 2005 Stock Option and Incentive Plan. The unrecognized compensation cost as of July 31, 2009 is expected to be recognized over a weighted-average period of 2.5 years. The total grant date fair value of shares vested in fiscal 2009 and fiscal 2008 was $1.3 million and $5.5 million, respectively. The total cost of non-vested restricted shares granted by the Company that was recognized as compensation during fiscal 2009 and fiscal 2008 was $2.8 million and $2.3 million, respectively.

Employee Stock Purchase Plan

The Company maintained an Employee Stock Purchase Plan (“ESPP”) which offered eligible employees of the Company the ability to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the ESPP were limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. The Company’s ESPP was terminated as of January 1, 2009. In fiscal 2009 and fiscal 2008, the Company received less than $0.1 million and $1.2 million, respectively, in proceeds and issued less than 0.1 million and 0.1 million shares, respectively, of the Company’s Class B common stock under the ESPP.

Note 14—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) in available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2007	$(377)	$11,127	$10,750
Change during the period	(2,616)	(1,380)	(3,996)
Balance at July 31, 2008	(2,993)	9,747	6,754
Change during the period	3,173	(8,974)	(5,801)
BALANCE AT JULY 31, 2009	$180	$773	$953

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Restructuring Charges

The Company’s restructuring charges consist of the following:

Year ended July 31 (in thousands)	2009	2008
Telecom Platform Services	$4,777	$22,810
Consumer Phone Services	—	1,127
IDT Energy	23	97
All Other	1,616	3,208
Corporate	3,612	7,371
TOTAL	$10,028	$34,613

The restructuring charges in fiscal 2009 and fiscal 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of July 31, 2009, these programs resulted in the termination of approximately 1,570 employees since the third quarter of fiscal 2006. The restructuring charges in fiscal 2009 also included costs for the shutdown or consolidation of certain facilities of $0.5 million in Corporate and $0.7 million in IDT Telecom. In fiscal 2009, IDT Telecom reversed accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees. In fiscal 2008, IDT Spectrum reversed $0.4 million of restructuring charges recorded in fiscal 2006 for a contract termination.

The following tables summarize the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

(in thousands)	Balance at July 31, 2008	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2009
IDT Telecom(a)	$10,854	$5,452	$(13,388)	$—	$2,918
IDT Energy	—	23	(23)	—	—
All Other	526	1,616	(2,126)	—	16
Corporate	7,076	3,612	(7,066)	—	3,622
TOTAL	$18,456	$10,703	$(22,603)	$—	$6,556

	Balance at July 31, 2007	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2008
IDT Telecom	$8,711	$23,937	$(21,502)	$(292)	$10,854
IDT Energy	—	97	(97)	—	—
All Other	834	3,208	(2,612)	(904)	526
Corporate	8,250	7,371	(8,680)	135	7,076
TOTAL	$17,795	$34,613	$(32,891)	$(1,061)	$18,456

(a) IDT Telecom restructuring charges in fiscal 2009 included $0.7 million that is included in “Loss from discontinued operations” in the consolidated statement of operations.

Note 16—Arbitration Award Income

On November 4, 2004, Net2Phone entered into cable telephony license agreements with three Altice One cable properties (collectively “Altice”), to enable Altice to offer Net2Phone VoIP communications services to its subscribers in Belgium, Luxembourg and France. The agreements with Altice provided that, in the event of a change in control to any of Altice’s cable systems, Altice was required to either terminate the agreements and remit a predetermined buyout payment to Net2Phone, or cause the acquirer of a controlling interest to be bound by the agreements. On November 15, 2005, Altice notified Net2Phone that a third party had acquired a controlling interest in Altice, that the third party would not agree to be bound by all of Altice’s obligations under the agreements, and that therefore, the agreements were being terminated. As a result, in fiscal 2006 Altice wired an $18.8 million buyout payment to Net2Phone. This amount was materially less than the predetermined buyout payment required by the agreements. Net2Phone initiated arbitration proceedings in

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with the agreements, and in fiscal 2008, Net2Phone was awarded approximately €23 million, plus interest from November 2005, in the arbitration proceeding. The Company recorded income of $40.0 million for this arbitration award, including accrued interest, in fiscal 2008. The Company received €29.3 million in March 2008, which included interest from November 2005.

Note 17—Legal Proceedings

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates, all local exchange carriers (collectively, “Plaintiffs”), filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company’s subsidiaries IDT Telecom, Inc., Entrix Telecom Inc. and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay hundreds of thousands, and potentially millions of dollars of “switched access service” charges for calls made by consumers using the Company’s subsidiaries’ prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, the Company filed a motion to stay or in the alternative to dismiss the complaint. At this stage of the proceedings, the Company is unable to estimate its potential liability for Plaintiffs’ claim.

On May 15, 2009, a complaint (which was subsequently amended) was filed by T-Mobile USA, Inc. (“T-Mobile”) against a subsidiary of the Company, IDT Domestic Telecom, Inc. (“Domestic Telecom”), in the Superior Court of the State of Washington, King County. The complaint alleges that Domestic Telecom breached a Wholesale Supply Agreement entered into between T-Mobile and Domestic Telecom in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that Domestic Telecom purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit, TuYo. T-Mobile answered the counterclaims. T-Mobile filed a motion for judgment on the pleadings, seeking an order awarding T-Mobile damages in the amount of approximately $44 million or in the alternative an order granting partial summary judgment on the issue of liability. The Company filed its opposition to the motion on October 21, 2009 and a hearing is scheduled for November 24, 2009. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. This matter is in its early stages and therefore the Company is unable to form an estimate of any potential liabilities to the Company related to this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (“Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. The parties reached a settlement and pursuant to a stipulation of dismissal, all claims and counterclaims have been dismissed. The settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The settlement also required the Company to make available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with this settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United States District Court Southern District of New York related to a dispute concerning the settlement agreement between the Company and Aerotel. The complaint alleged Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. The parties reached a settlement and on June 26, 2009 finalized a Settlement Agreement, the terms of which are subject to a confidentiality provision. The lawsuit was dismissed. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. The parties completed pre-trial discovery and each party filed motions for summary judgment. On July 11, 2007, the Court granted the Company’s motion for partial summary judgment on liability, and granted its motion for summary judgment on Tyco’s counterclaims. On November 21, 2007, Tyco filed a notice of appeal of the order granting the Company’s motion for summary judgment on liability. On January 24, 2008, the Appellate Court granted a motion made by Tyco and stayed proceedings in the trial court until the appeal is decided. On August 19, 2008, the Appellate Division issued a decision and order reversing the trial court’s grant of partial summary judgment on the issue of liability to the Company and granted the portion of defendants’ cross motion seeking summary judgment dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On September 18, 2008, the Company filed its request for reargument, or in the alternative, for leave to appeal to the Court of Appeals. On December 30, 2008, the Appellate Division granted the Company’s request for leave to appeal to the Court of Appeals. On May 18, 2009, the parties submitted the briefs on that appeal and oral argument was held on September 15, 2009. On October 22, 2009, the Court of Appeals issued an Order affirming the Appellate Division’s order.

On March 29, 2004, D. Michael Jewett (“Jewett”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, Judge Chesler issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. Judge Chesler also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint. Judge Chesler dismissed plaintiff’s abuse of process and defamation claims with prejudice. However, the judge denied the motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss plaintiff’s IIED claim in the amended supplemental complaint, which the plaintiff opposed. On February 19, 2008, Judge Chesler issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. The parties participated in non-binding mediation on December 15, 2008, which was not successful. Fact discovery is complete and the parties are now engaged in expert discovery.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. A request has been filed with the United States Patent and Trademark Office (“USPTO”) to reexamine the patents in question. Subsequently, Skype filed a motion to stay the New Jersey litigation pending the USPTO’s decision on the request for reexamination. The motion to stay was denied. Efforts to reach a settlement of this matter are ongoing. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and UTA infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay for infringement of Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. The Court held a claim construction hearing on February 24-25, 2009. Fact discovery closed on September 25, 2009. The parties have mutually agreed to continue all prior noticed depositions and reserve the right to supplement discovery in accordance with the Federal Rules of Procedure. On October 22, 2009, the parties filed a Joint Motion to Continue the Case Deadlines by 120 days in both the New Jersey litigation and the Arkansas litigation, and the trial date of March 15, 2010 has been vacated.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the Company settled with five of the defendant groups. The litigation is continuing against the non-settling STi defendants. On February 11, 2009, the STi defendants filed motions for summary judgment, which the Company opposed. These motions are pending with the Court. The parties are scheduled to participate in non-binding mediation on November 10, 2009. The trial is expected to begin on March 1, 2010.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, in the opinion of the Company’s management, none of the other legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 18—Commitments and Contingencies

FCC Notice of Apparent Liability

On July 10, 2008, the FCC released a Notice of Apparent Liability (“NAL”) of $1.3 million related to one of the Company’s international telecommunications service agreements. The NAL claimed that the Company violated section 220 of the Telecom Act, and section 43.51 of the FCC’s rules by willfully and repeatedly failing to file with the FCC, within thirty days of execution, a copy of an agreement with Telecommunications

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

D’Haiti S.A.M. and each of four amendments thereto governing, among other things, the exchange of services, routing of traffic, accounting rates, and division of tolls on the U.S.-Haiti route. On October 29, 2008, the FCC released an order adopting an October 29, 2008 Consent Decree entered into between the Company and the FCC’s Enforcement Bureau resolving the matter. As part of the Consent Decree, in November 2008 the Company made a voluntary contribution to the United States Treasury in the amount of $0.4 million and, in fiscal 2009, the Company implemented a revised FCC compliance plan.

Value Added Tax

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.4 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.1 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. The Company cannot be certain of the ultimate outcome of this matter at this time. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

Other Taxes

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which the Company has accrued an aggregate of $5.6 million as of July 31, 2009. Management of the Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

Lease Commitments

The future minimum payments for capital and operating leases as of July 31, 2009 are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2010	$6,201	$7,873
2011	3,871	5,517
2012	2,556	269
2013	1,764	97
2014	423	35
Thereafter	—	—
Total payments	$14,815	13,791
Less amount representing interest		(774)
Less current portion		(7,280)
Capital lease obligations—long-term portion		$5,737

Rental expense under operating leases was $4.3 million and $9.5 million in fiscal 2009 and fiscal 2008, respectively. In addition, connectivity charges under operating leases were $35.4 million and $49.0 million in fiscal 2009 and fiscal 2008, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Commitments and Contingencies

The Company had purchase commitments and other obligations of $2.1 million as of July 31, 2009.

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, for which $3.5 million is included in “Other long-term liabilities” in the consolidated balance sheet.

IDT Telecom in the U.S. is required to pay various regulatory agency fees including: Telecommunications Relay Services Fund, FCC, North American Numbering Plan, Local Number Portability and USF. As of July 31, 2009 and 2008, the accrued expense balance for these fees was $19.8 million and $22.9 million, respectively. In April 2008, the Universal Service Administration Corporation completed an audit of the Company’s Form 499-A filings for calendar years 2005 and 2006, and as a result, in fiscal 2009 and fiscal 2008 the Company reduced its accrued expense balance for these fees by an aggregate of $3.3 million and $16.7 million, respectively.

As of July 31, 2009, the Company had letters of credit outstanding totaling $70.4 million, the majority of which expire by July 31, 2010. As of July 31, 2009 and 2008, cash and cash equivalents of $65.0 million and $4.1 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets. Also, as of July 31, 2009 and 2008, marketable securities of $5.1 million and $78.7 million, respectively were restricted primarily against letters of credit, and were included in “Marketable securities” in the Company’s consolidated balance sheets. The letters of credit outstanding at July 31, 2009 and 2008 were primarily collateral for IDT Energy’s purchases of natural gas through wholesale bilateral contracts with suppliers and various utility companies and electric capacity, energy and ancillary services through the wholesale markets, as well as to secure equipment financing and mortgage repayments on various buildings.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP will be IDT Energy’s preferred provider of electricity and natural gas in New York State. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy will purchase electricity and natural gas from BP and pay a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As a result of this agreement, as of October 28, 2009, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that were collateral for IDT Energy have been reduced to $7.8 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Related Party Transactions

See Note 2 for a description of the IDT Global Israel transaction under “IDT Global Israel” and Note 12 for descriptions of the Zedge and Israel Energy Initiatives, Ltd. transactions under “Sales of Stock of Subsidiaries.”

The Company provides certain connectivity and other services to Jonas Media Group (formerly Jonas Publishing), a publishing firm owned by the Company’s Chairman and Chief Executive Officer, Mr. Jonas. Billings for such services were $0.2 million and $0.2 million in fiscal 2009 and fiscal 2008, respectively. The net balance owed to the Company by Jonas Media Group was $0.3 million and $0.5 million as of July 31, 2009 and 2008, respectively.

The Company, through its former subsidiary CTM Media Group (see Note 22) distributed brochures for a distribution firm controlled by Mr. Jonas. Billings by CTM Media Group for such distribution services were less than $0.1 million in each of fiscal 2009 and fiscal 2008. The distribution firm also distributes brochures for CTM Media Group. Billings to CTM Media Group for such services were $0.1 million in each of fiscal 2009 and fiscal 2008. The net balance owed to CTM by the distribution firm was less than $0.1 million at July 31, 2009 and 2008.

The Company obtains insurance policies from several insurance brokers. Some of the policies were arranged through a company affiliated with individuals related to both Mr. Jonas and the General Counsel of the Company. The aggregate premiums paid by the Company with respect to these policies in fiscal 2009 and fiscal 2008 were $0.1 million and $1.5 million, respectively. The Company also paid premiums of $0.7 million and $1.4 million in fiscal 2009 and fiscal 2008, respectively to certain third party brokers that in turn shared commissions with respect to these premiums with the affiliated company. Other third party brokers wrote policies without the affiliated company receiving or sharing in any of the commissions. An outside insurance consultant reviews all insurance coverage of the Company to ensure that its insurance policies and their related costs are both necessary and reasonable.

The Vice-Chairman and former Chief Executive Officer of the Company, Mr. Courter, is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. Fees paid to this law firm by the Company were less than $0.1 million in fiscal 2009 and $0.3 million in fiscal 2008.

Beginning in August 2009, UTA, a subsidiary of the Company, leases space in a building in the Bronx, New York. Mr. Jonas and Mr. Samuel Jonas, the Company’s Vice President of Operations and the son of Mr. Jonas, are members of the limited liability company that owns the building. UTA is renting 3,304 square feet for two years for $0.1 million per year and incurred costs of less than $0.1 million to build-out the space. In August 2009, UTA paid the limited liability company an aggregate of $0.3 million for the lease and the build-out costs.

In 2006, the Company, as managing member of 494 Broad, LLC, engaged Atlantic C&P, Inc., a company owned by Mr. Samuel Jonas, to build-out and run a cafeteria on the property located at 494 Broad Street in Newark, New Jersey. Atlantic C&P paid $0.2 million to build-out the space, including the cost of equipment. On March 8, 2007, the Company entered into a Purchase and Sale Agreement for 494 Broad Street, pursuant to which the buyer required the removal of all of the improvements. In August 2009, the Company reimbursed Atlantic C&P for its $0.2 million loss for the build-out. The Company recorded the $0.2 million expense in fiscal 2009.

The Company had loans receivable outstanding from employees aggregating $0.5 million and $2.2 million as of July 31, 2009 and 2008, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in the Company’s Class B common stock. The discretionary matching contributions vest over five years. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2009 and fiscal 2008, the Company’s contributions to the Plan were $0.4 million and $1.9 million, respectively. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants.

Note 21—Business Segment Information

The Company has the following three reportable business segments: Telecom Platform Services, Consumer Phone Services and IDT Energy. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of VoIP communications services, and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s Energy Services Company, or ESCO, in New York State. All Other includes Zedge (which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing), Alternative Energy (which consists of AMSO, which manages the Company’s 50% interest in AMSO, LLC, the Company’s U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture), certain real estate investments and other smaller businesses. Corporate costs include certain services, such as corporate executive compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

On September 14, 2009, the Company completed the CTM Spin-Off (see Notes 1 and 22). CTM Holdings’ businesses, principally CTM Media Group, IDW Publishing and WMET, were included in All Other during fiscal 2009 and fiscal 2008.

In fiscal 2008, the telecommunications termination network services and costs incurred by IDT Telecom on behalf of all of its segments were treated as belonging to the Wholesale Telecommunications Services segment, which then recovered a portion of such services and costs, plus an agreed-upon mark-up profit, through an inter-segment billing process. IDT Telecom’s senior management changed in the second half of fiscal 2008, and began to treat such termination network services and costs as a pass-through shared cost to all its segments rather than a profit center within Wholesale Telecommunications Services. As such, beginning in the first quarter of fiscal 2009, Wholesale Telecommunications Services ceased charging for the telecommunications services it provides to other segments, and the allocation of such services and related costs within IDT Telecom was revised accordingly. Beginning in the second quarter of fiscal 2009, the Prepaid Products segment and the Wholesale Telecommunications Services segment were combined into the Telecom Platform Services segment, and consumer phone services outside the United States were transferred from the Consumer Phone Services segment to Telecom Platform Services. The changes in delineating the segments made in the second quarter of fiscal 2009 reflect the overlap in the methods used to provide consumer phone services outside the United

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

States, prepaid products and wholesale telecommunications services, as well as the way the operating results are reported and reviewed by the Company’s chief operating decision maker. In addition, in the first quarter of fiscal 2009, certain real estate investments that were historically included in Corporate were transferred to All Other. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2009 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	All Other	Corporate	Total
Year ended July 31, 2009
Revenues	$1,180,723	$53,677	$264,709	$39,501	$—	$1,538,610
Operating (loss) income	(45,789)	18,627	45,364	(58,355)	(33,306)	(73,459)
Depreciation and amortization	42,383	479	118	5,035	1,270	49,285
Impairments	29,063	—	—	41,905	—	70,968
Restructuring charges	4,777	—	23	1,616	3,612	10,028
Year ended July 31, 2008
Revenues	$1,379,152	$80,483	$248,890	$47,001	$—	$1,755,526
Operating (loss) income	(48,523)	21,817	6,046	(71,493)	(69,935)	(162,088)
Depreciation and amortization	53,672	2,868	74	7,412	1,660	65,686
Impairments	24,656	—	—	3,655	—	28,311
Restructuring charges	22,810	1,127	97	3,208	7,371	34,613

Loss from operations in All Other in fiscal 2009 is net of a gain of $2.6 million from the sale of a 50% interest in AMSO, LLC (see Note 8). The Telecom Platform Services segment’s loss from operations in fiscal 2008 is net of arbitration award income of $40.0 million (see Note 16). Loss from operations in All Other in fiscal 2008 includes an aggregate $9.6 million loss on the disposal of businesses (see Note 2).

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Revenues from customers located outside of the United States represented 34% and 36% of total revenues from continuing operations in fiscal 2009 and fiscal 2008, respectively. Western Europe represented 24% and 23% of total revenues from continuing operations in fiscal 2009 and fiscal 2008, respectively. In fiscal 2009, the United Kingdom represented approximately 11% of total revenues from continuing operations. In fiscal 2008, there was no single foreign country that represented more than 10% of total revenues from continuing operations. Revenues by country are determined based on selling location. Net long-lived assets and total assets held outside of the United States, primarily in Western Europe, totaled approximately $29.8 million and $124.9 million, respectively, as of July 31, 2009 and $33.9 million and $152.0 million, respectively, as of July 31, 2008.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—CTM Spin-Off

On September 14, 2009, the Company completed the CTM Spin-Off. Prior to completing the CTM Spin-Off, the following subsidiaries of the Company were transferred to CTM Holdings: (i) CTM Media Group, Inc.; (ii) IDT Local Media, Inc.; (iii) IDT Internet Mobile Group, which holds a majority interest in Idea and Design Works, LLC (IDW Publishing); and (iv) Beltway Acquisition Corporation, which holds the broadcast license of the WMET-AM radio station.

The CTM Spin-Off was accomplished through a pro rata distribution of CTM Holdings’ common stock to the Company’s stockholders. As of September 14, 2009, each of the Company’s stockholders of record as of the close of business on the record date of August 3, 2009 received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock held on the record date; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock held on the record date; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock held on the record date; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

CTM Holdings met the criteria to be reported as a discontinued operation on September 14, 2009, therefore the assets, liabilities, results of operations and cash flows of CTM Holdings and its subsidiaries will be classified in discontinued operations in the first quarter of fiscal 2010.

The assets and liabilities of CTM Holdings and subsidiaries at July 31, 2009 consist of the following:

(in thousands)
ASSETS
Cash and cash equivalents	$6,480
Trade accounts receivable, net	3,908
Prepaid expenses	980
Investment-short-term	1,024
Other current assets	1,408
Property, plant and equipment, net	4,243
Licenses and other intangibles, net	588
Other assets	159
TOTAL ASSETS	$18,790
LIABILITIES
Trade accounts payable	$1,024
Accrued expenses	1,433
Deferred revenue	1,731
Capital lease obligations-current portion	222
Other current liabilities	563
Due to affiliates	31,897
Capital lease obligations-long-term portion	526
Other liabilities	3
Minority interests	1,967
TOTAL LIABILITIES AND MINORITY INTERESTS	$39,366

In September 2009, prior to the CTM Spin-Off, the Company funded CTM Holdings with an additional $2.0 million in cash.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters for fiscal 2009 and fiscal 2008:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	(Loss) income from operations	(Loss) income from continuing operations	Net (loss) income	(Loss) income per share —basic		(Loss) income per share —diluted
						From continuing operations	Net (loss) income	From continuing operations	Net (loss) income
2009:
October 31(a)	$412,059	$316,159	$(11,155)	$(35,500)	$(37,258)	$(1.46)	$(1.53)	$(1.46)	$(1.53)
January 31(b)	410,582	313,165	(8,322)	(26,707)	(61,986)	(1.17)	(2.71)	(1.17)	(2.71)
April 30(c)	363,371	274,776	(55,827)	(57,469)	(63,436)	(2.61)	(2.88)	(2.61)	(2.88)
July 31(d)	352,598	269,454	1,845	12,715	7,231	0.61	0.35	0.61	$0.35
TOTAL	$1,538,610	$1,173,554	$(73,459)	$(106,961)	$(155,449)	$(4.75)	$(6.90)	$(4.75)	$(6.90)
2008:
October 31(e)	$438,922	$343,695	$4,861	$11,624	$6,780	$0.44	$0.26	$0.43	$0.25
January 31(f)	445,195	351,514	(37,342)	(44,921)	(62,469)	(1.80)	(2.50)	(1.80)	(2.50)
April 30(g)	421,873	335,606	(70,433)	(81,805)	(82,211)	(3.27)	(3.29)	(3.27)	(3.29)
July 31(h)	449,536	345,329	(59,174)	(64,754)	(86,430)	(2.59)	(3.46)	(2.59)	(3.46)
TOTAL	$1,755,526	$1,376,144	$(162,088)	$(179,856)	$(224,330)	$(7.09)	$(8.84)	$(7.09)	$(8.84)

(a) Included in loss from continuing operations is other expense, net of $21.9 million. Other expense, net included losses on investments of $12.7 million, other than temporary decline in value of auction rate securities of $6.3 million and realized losses on marketable securities of $1.8 million.

(b) Included in loss from operations are impairments of $10.6 million and restructuring charges of $6.2 million. Included in loss from continuing operations is other expense, net of $12.2 million and provision for income taxes of $6.2 million. Other expense, net included losses on investments of $8.8 million. Included in net loss is loss from discontinued operations of $35.3 million, which was primarily due to a loss of $34.3 million on the sale of IDT Carmel’s debt portfolios.

(c) Included in loss from operations is impairments of $60.1 million.

(d) Included in income from continuing operations is a reversal of income taxes payable of $16.0 million. Included in net income is loss from discontinued operations of $3.1 million and loss on disposal/sale of discontinued operations of $2.4 million.

(e) Included in income from operations is income from an arbitration award of $40.0 million.

(f) Included in net loss is loss from discontinued operations of $15.3 million, which was primarily due to IDT Carmel’s bad debt expense of $16.1 million.

(g) Included in loss from operations is research and development expense of $8.9 million and restructuring charges of $16.5 million. Research and development expense included $5.5 million related to the acquisition of approximately 90% of the equity interests in AMSO, LLC.

(h) Direct cost of revenues is net of a reversal of accrued regulatory fees of $10.9 million. Included in loss from operations are impairments of $28.0 million, restructuring charges of $14.2 million and loss on disposal of businesses of $9.6 million. Included in loss from continuing operations is other expense of $7.2 million from an other than temporary decline in the value of auction rate securities. Included in net loss is loss from discontinued operations of $21.3 million, which was primarily due to IDT Carmel’s bad debt expense of $15.6 million.