Form 10-Q
period 2009-10-31
IDT CORP
filed 2009-12-15
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 11, 2009, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	3,811,254 shares outstanding (excluding 5,430,241 treasury shares)
Class A common stock, $.01 par value:	3,272,326 shares outstanding
Class B common stock, $.01 par value:	15,607,425 shares outstanding (excluding 7,585,848 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
	October 31, 2009	July 31, 2009
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$166,189	$117,902
Restricted cash and cash equivalents (Note 13)	15,214	64,992
Marketable securities (Note 13)	5,594	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $12,851 at October 31, 2009 and $15,740 at July 31, 2009	116,312	138,697
Prepaid expenses	18,829	17,597
Investments—short-term	2,420	631
Other current assets	18,786	17,394
Assets of discontinued operations	—	18,790

Total current assets	343,344	381,705
Property, plant and equipment, net	116,324	129,066
Goodwill	17,423	17,275
Licenses and other intangibles, net	4,900	5,350
Investments—long-term	9,833	13,099
Other assets	12,270	13,125

Total assets	$504,094	$559,620

Liabilities and equity
Current liabilities:
Trade accounts payable	$62,330	$68,120
Accrued expenses	139,608	159,032
Deferred revenue	71,195	67,505
Income taxes payable	2,031	2,031
Capital lease obligations—current portion	6,583	7,058
Notes payable—current portion	585	820
Other current liabilities	5,121	4,852
Liabilities of discontinued operations	—	5,496

Total current liabilities	287,453	314,914
Capital lease obligations—long-term portion	3,996	5,211
Notes payable—long-term portion	36,439	43,281
Other liabilities	16,363	16,772

Total liabilities	344,251	380,178
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 and 9,241 shares issued and 3,811 and 4,202 shares outstanding at October 31, 2009 and July 31, 2009, respectively	92	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at October 31, 2009 and July 31, 2009	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,193 and 22,913 shares issued and 15,607 and 15,503 shares outstanding at October 31, 2009 and July 31, 2009, respectively	232	229
Additional paid-in capital	708,014	720,804
Treasury stock, at cost, consisting of 5,430 and 5,039 shares of common stock and 7,586 and 7,410 shares of Class B common stock at October 31, 2009 and July 31, 2009, respectively	(295,370)	(293,901)
Accumulated other comprehensive income	1,969	953
Accumulated deficit	(255,397)	(251,916)

Total IDT Corporation stockholders’ equity	159,573	176,294
Noncontrolling interests	270	3,148

Total equity	159,843	179,442

Total liabilities and equity	$504,094	$559,620

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2009	2008
	(In thousands, except per share data)
Revenues	$327,329	$403,792
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	258,176	312,933
Selling, general and administrative (i)	57,099	85,554
Depreciation and amortization	9,383	12,862
Bad debt	448	1,636
Research and development	2,109	1,644
Restructuring and impairment charges	(41)	1,214

Total costs and expenses	327,174	415,843

Income (loss) from operations	155	(12,051)
Interest (expense) income, net	(1,332)	358
Other expense, net	(1,188)	(20,998)

Loss from continuing operations before income taxes	(2,365)	(32,691)
Provision for income taxes	(1,152)	(2,800)

Loss from continuing operations	(3,517)	(35,491)
Discontinued operations, net of tax:
Income (loss) from discontinued operations	7	(1,900)
Loss on sale of discontinued operations	(147)	(231)

Total discontinued operations	(140)	(2,131)

Net loss	(3,657)	(37,622)
Net loss attributable to noncontrolling interests	176	364

Net loss attributable to IDT Corporation	$(3,481)	$(37,258)

Amounts attributable to IDT Corporation common stockholders:
Loss from continuing operations	$(3,441)	$(35,106)
Loss from discontinued operations	(40)	(2,152)

Net loss	$(3,481)	$(37,258)

Earnings per share attributable to IDT Corporation common stockholders:
Basic and diluted:
Loss from continuing operations	$(0.17)	$(1.44)
Loss from discontinued operations	—	(0.09)

Net loss	$(0.17)	$(1.53)

Weighted-average number of shares used in calculation of basic and diluted earnings per share	20,190	24,320

(i)Stock-based compensation included in selling, general and administrative expenses	$1,205	$1,323

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended October 31,
	2009	2008
	(in thousands)
Net cash provided by (used in) operating activities	$2,227	$(52,397)
Investing activities
Capital expenditures	(2,824)	(2,508)
Repayment of notes receivable, net	50	15
Capital contributions to AMSO, LLC	(303)	—
Proceeds from sale and redemption of investments	507	5,000
Restricted cash and cash equivalents	49,778	(17,977)
Proceeds from sales of buildings	5,150	—
Proceeds from sales and maturities of marketable securities	—	52,312
Purchases of marketable securities	—	(19,890)

Net cash provided by investing activities	52,358	16,952
Financing activities
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	(9,775)	—
Distributions to holders of noncontrolling interests in subsidiaries	(649)	(299)
Proceeds from sale of stock of subsidiary	—	987
Repayments of capital lease obligations	(1,689)	(2,180)
Repayments of borrowings	(183)	(251)
Repurchases of common stock and Class B common stock	(1,468)	(2,894)

Net cash used in financing activities	(13,764)	(4,637)
Discontinued operations
Net cash provided by (used in) operating activities	930	(632)
Net cash (used in) provided by investing activities	(44)	3,224
Net cash used in financing activities	(471)	(675)

Net cash provided by discontinued operations	415	1,917
Effect of exchange rate changes on cash and cash equivalents	571	(4,320)

Net increase (decrease) in cash and cash equivalents	41,807	(42,485)
Cash and cash equivalents (including discontinued operations) at beginning of period	124,382	164,886

Cash and cash equivalents (including discontinued operations) at end of period	166,189	122,401
Less cash and cash equivalents of discontinued operations at end of period	—	(6,084)

Cash and cash equivalents (excluding discontinued operations) at end of period	$166,189	$116,317

Supplemental schedule of non-cash financing and investing activities
Mortgage note payable settled in connection with the sale of building	$(6,137)	$—

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$(6,014)	$—

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2010 refers to the fiscal year ending July 31, 2010).

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 14). In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 2, certain subsidiaries have been reclassified to discontinued operations for all periods presented, and a subsidiary has been reclassified from discontinued operations to continuing operations for all periods presented. As described in Note 11, business segment results for the three months ended October 31, 2008 have been reclassified and restated to conform to the current year’s presentation.

The Company’s management evaluated events or transactions that occurred after October 31, 2009 through December 15, 2009 for potential recognition or disclosure in the financial statements.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.6 million and $0.8 million in the three months ended October 31, 2009 and 2008, respectively, were recorded on a gross basis.

On September 30, 2008, the Company received notice from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s $100 million average market capitalization threshold over a 30-day trading period requirement required for continued listing. The Company submitted a plan to the NYSE to regain compliance with the market capitalization standard, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures if the Company fails to meet the milestones set forth in its plan. The Company has until March 2010 to regain compliance with the $100 million market capitalization standard. As of December 11, 2009, the Company had a 30-day average market capitalization of $83.9 million.

The Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009 and in the three months ended October 31, 2009. The Company incurred a net loss in the three months ended October 31, 2009, and in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of IDT Entertainment. The Company also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. The Company had an accumulated deficit at October 31, 2009 of $255.4 million. Historically, the Company satisfied its cash requirements primarily through a combination of its existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. The Company currently expects its operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that it held as of October 31, 2009 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of its segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that the Company will collect its receivables, effectively manage its working capital requirements, prevail in legal actions and other claims initiated against it, and maintain its revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, the Company completed a pro rata distribution of the common stock of CTM Media Holdings, Inc. (“CTM Holdings”) to the Company’s stockholders of record as of the close of business on August 3, 2009 (the “CTM Spin-Off”). CTM Holdings’ businesses include: CTM Media Group, which is a distributor of print and online advertising and information in targeted North American tourist markets; IDW Publishing, which is a comic and book publisher with a diverse catalog of licensed and independent titles; and WMET 1160AM, which is a paid programming radio station in the Washington, D.C. metropolitan area. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of the Company’s stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, the Company funded CTM Holdings with an additional $2.0 million in cash.

Hillview Avenue Realty, LLC

On July 31, 2009, Hillview Avenue Realty, LLC (“Hillview”), a majority owned subsidiary of the Company, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. The Company has a 69.27% ownership interest in Hillview. The property consisted of two interconnected office buildings located on 6.68 acres. The sales price was $62.7 million. The Company’s proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, the Company paid $1.5 million of the proceeds to the other owners of Hillview. This sale met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of the property are classified as discontinued operations for all periods presented.

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

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. Loss on sale of discontinued operations in the three months ended October 31, 2009 of $0.1 million included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on sale of discontinued operations in the three months ended October 31, 2008 of $0.2 million included compensation which arose from and was directly related to the operations of IDT Entertainment prior to its disposal.

Significant Accounting Policies of Discontinued Operations

IDT Carmel purchased debt portfolios that experienced deterioration of credit quality at a significantly lower price than their contractual amount. Upon acquisition of debt portfolios, static pools of accounts were established, which were aggregated based on certain common risk criteria. Each static pool was recorded at cost, which included external acquisition costs, and was accounted for as a single unit for the recognition of income, principal payments and loss provision. Once pools were established, they were not changed unless replaced, returned or sold.

The Company, through IDT Carmel, accounted for its purchased debt portfolios in accordance with the accounting standard relating to certain loans or debt securities acquired in a transfer, which provided for recognition of the excess of the undiscounted collections expected at acquisition over the cost of the purchased debt as income. Income was recognized on a level-yield basis over the expected life of the debt (the “effective yield method”) based on the expected internal rate of return (“IRR”). Subsequent increases in cash flows expected to be collected were generally recognized prospectively through an increase to the IRR over the debt’s remaining life. Decreases in cash flows expected to be collected were recognized as impairment. Recognition of income under the effective yield method was dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. IDT Carmel used the cost recovery method to account for a portfolio if it could not reasonably predict the timing and amount of collections from the portfolio. Under the cost recovery method, no income was recognized until IDT Carmel fully collected the cost of the portfolio.

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net loss of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Revenues:
CTM Holdings and subsidiaries	$4,045	$9,057
Hillview	—	1,655
UTA DR	—	11,171
EGB	—	6,827
IDT Carmel	—	8,852

Total	$4,045	$37,562

Income (loss) income before income taxes:
CTM Holdings and subsidiaries	$217	$4
Hillview	—	(235)
UTA DR	—	(78)
EGB	—	(713)
IDT Carmel	—	(710)

Total	$217	$(1,732)

Net income (loss):
CTM Holdings and subsidiaries	$7	$(164)
Hillview	—	(235)
UTA DR	—	(78)
EGB	—	(713)
IDT Carmel	—	(710)

Total	$7	$(1,900)

    The assets and liabilities of CTM Holdings and subsidiaries at July 31, 2009 included in discontinued operations consist of the following:

(in thousands)
Assets
Cash and cash equivalents	$6,480
Trade accounts receivable, net	3,908
Prepaid expenses	980
Investments-short-term	1,024
Other current assets	1,408
Property, plant and equipment, net	4,243
Licenses and other intangibles, net	588
Other assets	159

Assets of discontinued operations	$18,790

Liabilities
Trade accounts payable	$1,024
Accrued expenses	1,427
Deferred revenues	1,731
Capital lease obligations-current portion	222
Other current liabilities	563
Capital lease obligations-long-term portion	526
Other liabilities	3

Liabilities of discontinued operations	$5,496

European Prepaid Payment Services Business

On July 9, 2009, the Company entered into an agreement for the sale of the capital stock of IDT Financial Services Holding Limited (“IDT Financial Services”), the Company’s European prepaid payment services business. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. In the fourth quarter of fiscal 2009, IDT Financial Services met the criteria to be classified as held for sale and reported as discontinued operations. On October 31, 2009, as a result of certain events that indicated that the buyer was unlikely to complete the transaction, the Company concluded that the sale was no longer probable. Therefore, IDT Financial Services no longer met the criteria to be classified as held for sale and reported as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of IDT Financial Services are classified as continuing operations for all periods presented.

Note 3—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company’s marketable securities at October 31, 2009 and July 31, 2009 included auction rate securities with a cost of $14.3 million and an estimated fair value of $0.5 million and $0.6 million, respectively. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities.

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2009:
Available-for-sale securities:
Corporate and other debt securities	$5,508	$119	$(47)	$5,580
Equity securities	15	—	(1)	14

Total	$5,523	$119	$(48)	$5,594

July 31, 2009:
Available-for-sale securities:
Corporate and other debt securities	$5,508	$232	$(52)	$5,688
Equity securities	15	—	(1)	14

Total	$5,523	$232	$(53)	$5,702

There were no sales and maturities of available-for-sale securities in the three months ended October 31, 2009. Proceeds from sales and maturities of available-for-sale securities and the gross realized losses that have been included in earnings as a result of those sales in the three months ended October 31, 2008 were $52.3 million and $(8.1) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2009 are as follows:

Fair Value
(in thousands)
Within one year	$5,577
After one year through five years	3
After five years through ten years	—

Total	$5,580

The following available-for-sale securities are in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2009:
Corporate and other debt securities	$47	$5,108
Equity securities	1	14

Total	$48	$5,122

July 31, 2009:
Corporate and other debt securities	$52	$5,103
Equity securities	1	14

Total	$53	$5,117

At October 31, 2009 and July 31, 2009, there were no available-for-sale securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2009:
Assets:
Corporate and other debt securities	$3	$—	$5,577	$5,580
Equity securities	14	—	—	14

Total marketable securities	$17	$—	$5,577	$5,594

Liabilities:
Derivative contracts	$293	$—	$888	$1,181

July 31, 2009:
Assets:
Corporate and other debt securities	$3	$—	$5,685	$5,688
Equity securities	14	—	—	14

Total marketable securities	$17	$—	$5,685	$5,702

Liabilities:
Derivative contracts	$493	$—	$686	$1,179

_________________
(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s marketable securities at October 31, 2009 and July 31, 2009 included auction rate securities with a cost of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3.

The Company’s investments in pooled investment vehicles including hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying condensed consolidated balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the accounting standards relating to investments in limited partnerships and in limited liability companies. The Company’s investments in pooled investment vehicles including hedge funds are therefore excluded from the fair value measurements table above.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, and (2) an embedded derivative in a structured note that must be bifurcated, which was classified as Level 3. The fair values of the structured note, which was included in marketable securities and was classified as Level 3, and the embedded derivative were estimated primarily based on pricing information from the counterparty.

The following table summarizes the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31, 2009		Three Months Ended October 31, 2008
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$5,685	$(686)	$53,265	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other expense, net”	—	(202)	(8,235)	—
Included in other comprehensive loss	(108)	—	2,455	—
Purchases, sales, issuances and settlements	—	—	(33,080)	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$5,577	$(888)	$14,405	$(155)

The amount of total gains or losses for the period included in earnings in “Other expense, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$(202)	$(6,314)	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At October 31, 2009 and July 31, 2009, the carrying value of the Company’s trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations—current portion, notes payable—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At October 31, 2009 and July 31, 2009, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Note 5—Derivative Instruments

The primary risks managed by the Company using derivative instruments are commodity price risk and interest rate risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. An interest rate swap was used until June 2009 to achieve a fixed interest rate on a portion of the Company’s variable-rate debt. In addition, one of the Company’s marketable securities was a structured note that contained an embedded derivative feature.

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of October 31, 2009, IDT Energy had the following outstanding forward contracts:

Commodity	Settlement Date	Volume
Natural gas	January 2010	77,500 mmbtu
Natural gas	February 2010	70,000 mmbtu
Natural gas	March 2010	77,500 mmbtu

The structured note was included in marketable securities as of October 31, 2009 and had a par value of $5.0 million. The structured note matured in November 2009.

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	October 31, 2009	July 31, 2009
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$293	$493
Structured note embedded derivative	Other current liabilities	888	686

Total liability derivatives		$1,181	$1,179

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended October 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2009	2008
		(in thousands)
Energy contracts	Direct cost of revenues	$200	$(489)
Structured note embedded derivative	Other expense, net	(202)	—

Total		$(2)	$(489)

The Company is exposed to credit loss in the event of nonperformance by counterparties on the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with creditworthy counterparties.

Note 6—Investment in American Shale Oil, LLC

In April 2008, American Shale Oil Corporation (“AMSO”), a wholly-owned subsidiary of the Company, acquired a 75% equity interest in American Shale Oil, L.L.C. (“AMSO, LLC”), in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, the Company acquired an additional 14.9437% equity interest in AMSO, LLC in exchange for cash of $3.0 million.

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

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, (“Total”), a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

	Three Months Ended October 31, 2009	Period from March 2, 2009 to July 31, 2009
	(in thousands)
Balance, beginning of period	$278	$(65)
Capital contributions	303	1,074
Equity in net loss of AMSO, LLC	(369)	(731)

Balance, end of period	$212	$278

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

At October 31, 2009, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $7.8 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at October 31, 2009 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(807)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1,377)
Estimated maximum exposure to additional loss	$7,816

AMSO’s total committed investment in AMSO, LLC and its estimated maximum exposure to additional loss is subject to certain exceptions where the amounts could be greater. One exception is the additional funding that may be necessary to fund the pilot test as described above. The other significant exception is additional capital contributions that may be required to fund unexpected liabilities, in the event they occur, outside the purview of the traditional research, development and demonstration operations incorporated in AMSO, LLC’s budgeting and planning. However, any additional capital contributions for such liabilities would have to be authorized by both AMSO and Total.

Summarized unaudited balance sheet data of AMSO, LLC is as follows:

	October 31, 2009	July 31, 2009
	(in thousands)
Assets
Cash and cash equivalents	$1,942	$2,088
Other current assets	353	451
Equipment, net	20	8
Other assets	433	—

Total assets	$2,748	$2,547

Liabilities and members’ interests
Current liabilities	$1,300	$960
Other liabilities	194	—
Members’ interests	1,254	1,587

Total liabilities and members’ interests	$2,748	$2,547

Summarized unaudited statement of operations data of AMSO, LLC is as follows:

	Three Months Ended October 31,
	2009	2008
	(In thousands)
Revenues	$—	$—
Costs and expenses:
Research and development	1,847	697

Total costs and expenses	1,847	697

Loss from operations	(1,847)	(697)
Other income	—	1

Net loss	$(1,847)	$(696)

Note 7—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2009
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2009	$176,294	$3,148	$179,442
Repurchases of common stock and Class B common stock through repurchase program	(1,468)	—	(1,468)
Distributions	—	(1,084)	(1,084)
CTM Spin-Off	(14,171)	(1,618)	(15,789)
Stock based compensation	1,205	—	1,205
Comprehensive loss:
Net loss	(3,481)	(176)	(3,657)
Other comprehensive income	1,194	—	1,194

Comprehensive loss	(2,287)	(176)	(2,463)

Balance, October 31, 2009	$159,573	$270	$159,843

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 14).

On October 21, 2009, upon the retirement of Mr. James A. Courter as the Company’s Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of the Company’s Class B common stock. All of the restricted shares were vested on the date of grant. For a period of five years from the grant date, and subject to certain conditions and adjustments for certain changes in the capitalization of the Company or the Company’s subsidiary, Genie Energy Corporation, 0.2 million of the shares of the Company’s Class B common stock will be convertible, at the option of Mr. Courter, into the number of shares of Genie Energy Corporation equal to 1% of the outstanding equity of Genie Energy Corporation as of Mr. Courter’s retirement date. Genie Energy Corporation was organized in August 2009 and will be comprised of IDT Energy and Alternative Energy (which consists of AMSO and the Company’s interest in Israel Energy Initiatives, Ltd.). In the three months ended October 31, 2009, the Company recognized $0.6 million of stock based compensation as a result of the grant of the restricted stock.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. The Company recognized $0.2 million and nil of the compensation cost related to this agreement in the three months ended October 31, 2009 and 2008, respectively.

On November 5, 2008, the Company amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of the Company’s Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. The Company recognized $0.2 million and nil of the compensation cost related to this agreement in the three months ended October 31, 2009 and 2008, respectively.

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. On December 17, 2008, the Company’s Board of Directors increased the aggregate number of shares of the Company’s Class B common stock and common stock, without regard to class, that the Company is authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the three months ended October 31, 2009, the Company repurchased an aggregate of 0.2 million shares of Class B common stock and 0.4 million shares of common stock for an aggregate purchase price of $1.5 million. In the three months ended October 31, 2008, the Company repurchased an aggregate of 1.2 million shares of Class B common stock and 0.3 million shares of common stock for an aggregate purchase price of $2.9 million. As of October 31, 2009, 5.5 million shares remained available for repurchase under the stock repurchase program.

Note 8—Earnings Per Share

Basic earnings per share is computed by dividing net loss attributable to all classes of common stockholders by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options and contingently issuable shares using the treasury stock method, unless the effect of such increase is anti-dilutive. For the three months ended October 31, 2009 and 2008, the diluted earnings per share equals basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive. The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	At October 31,
	2009	2008
	(in thousands)
Stock options	902	2,158
Non-vested restricted stock	2,136	2,171
Contingently issuable shares	—	22

Total	3,038	4,351

Note 9—Comprehensive Loss

The Company’s comprehensive loss consists of the following:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Net loss	$(3,657)	$(37,622)
Foreign currency translation adjustments	1,302	(11,229)
Unrealized (loss) gains on available-for-sale securities	(108)	2,508

Comprehensive loss	(2,463)	(46,343)
Comprehensive loss attributable to noncontrolling interests	176	364

Comprehensive loss attributable to IDT Corporation	$(2,287)	$(45,979)

Note 10—Restructuring and Impairment Charges

The Company’s restructuring and impairment charges by business segment consist of the following:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Telecom Platform Services:
Restructuring charges	$(60)	$(780)
Impairments	28	—
IDT Energy – restructuring charges	—	15
All Other:
Restructuring charges	(28)	651
Impairments	(106)	—
Corporate – restructuring charges	125	1,328

Total	$(41)	$1,214

       The restructuring charges in the three months ended October 31, 2009 and 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of October 31, 2009, these programs resulted in the termination of approximately 1,580 employees since the third quarter of fiscal 2006. As of October 31, 2009, the Company had a total of approximately 1,220 employees, of which approximately 860 are located in the United States and approximately 360 are located at the Company’s international operations. The impairment charges in All Other in the three months ended October 31, 2009 included a reversal of $0.1 million related to the Company’s building in San Juan, Puerto Rico that was sold in October 2009. The Telecom Platform Services segment’s restructuring charges in the three months ended October 31, 2008 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and/or severance agreements with certain employees.

The following table summarizes the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2009	Charged to Expense	Payments	Non-cash Charges and Other	Balance at October 31, 2009
	(in thousands)
IDT Telecom	$2,918	$(32)	$(1,576)	$—	$1,310
All Other	16	(134)	54	104	40
Corporate	3,622	125	(1,053)	—	2,694

Total	$6,556	$(41)	$(2,575)	$104	$4,044

Note 11—Business Segment Information

The Company has the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Alternative Energy. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. IDT Energy and Alternative Energy comprise the Genie Energy division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, in New York State. The Alternative Energy segment consists of AMSO, which holds and manages the Company’s 50% interest in AMSO, LLC, the Company’s U.S. oil shale initiative, and the Company’s 89% interest in Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture. All Other includes Zedge, which provides a web-based, worldwide destination for free, user-generated mobile content distribution and sharing, certain real estate and other smaller businesses. Corporate costs include certain services, such as corporate compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Alternative Energy, which was previously included in All Other, is a reportable business segment beginning in the first quarter of fiscal 2010. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2010 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Alternative Energy	All Other	Corporate	Total
Three Months Ended October 31, 2009
Revenues	$275,184	$10,367	$40,312	$—	$1,466	$—	$327,329
Operating (loss) income	(4,780)	3,876	10,494	(1,496)	(1,973)	(5,966)	155
Restructuring and impairment charges	(32)	—	—	—	(134)	125	(41)

Three Months Ended October 31, 2008
Revenues	$320,140	$15,401	$67,160	$—	$1,091	$—	$403,792
Operating (loss) income	(9,297)	5,588	11,104	(876)	(5,858)	(12,712)	(12,051)
Restructuring and impairment charges	(780)	—	15	—	651	1,328	1,214

Note 12—Legal Proceedings

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), all local exchange carriers, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company’s subsidiaries IDT Telecom, Inc., Entrix Telecom Inc. and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay hundreds of thousands, and potentially millions of dollars of “switched access service” charges for calls made by consumers using the Company’s subsidiaries’ prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, the Company filed a motion to stay or in the alternative to dismiss the complaint, which Southwestern Bell opposed. The Company’s reply is due on December 29, 2009. At this stage of the proceedings, the Company is unable to estimate its potential liability for this claim.

On May 15, 2009, a complaint (which was subsequently amended) was filed by T-Mobile USA, Inc. (“T-Mobile”) against a subsidiary of the Company, IDT Domestic Telecom, Inc. (“Domestic Telecom”), in the Superior Court of the State of Washington, King County. The complaint alleges that Domestic Telecom breached a Wholesale Supply Agreement entered into between T-Mobile and Domestic Telecom in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that Domestic Telecom purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court recently denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million, and discovery will commence shortly. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. This matter is in its early stages and therefore the Company is unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division granted summary judgment in favor of defendants dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On November 17, 2009, the Company sent the defendants a letter demanding that they comply with their obligations under the settlement agreement. The defendants responded to the Company’s letter and requested a meeting to discuss the matter further.

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

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. A request has been filed with the United States Patent and Trademark Office (“USPTO”) to reexamine the patents in question. Subsequently, Skype filed a motion to stay the New Jersey litigation pending the USPTO’s decision on the request for reexamination. The motion to stay was denied. Efforts to reach a settlement of this matter are ongoing. On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and UTA infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay for infringement of Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. The Court held a claim construction hearing on February 24-25, 2009. Fact discovery closed on September 25, 2009. The parties have mutually agreed to continue all prior noticed depositions and reserve the right to supplement discovery in accordance with the Federal Rules of Procedure. On October 22, 2009, the parties filed a Joint Motion to Continue the Case Deadlines by 120 days in both the New Jersey litigation and the Arkansas litigation, and the trial date of March 15, 2010 has been vacated. The parties are scheduled to participate in non-binding mediation on January 12 – 13, 2010.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleges that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit, and also denied motions to dismiss filed by all of the non-settling defendants who claimed that the Court lacked jurisdiction. In 2007, the Company settled with five of the defendant groups. The litigation is continuing against the non-settling STi defendants. On February 11, 2009, the STi defendants filed motions for summary judgment, which the Company opposed. These motions are set for January 4, 2010 before Chief Judge Brown and will be decided on the papers. The parties attempted to mediate this case but were unsuccessful. The trial is expected to begin on March 1, 2010.

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

Note 13—Commitments and Contingencies

The Company had purchase commitments and other obligations of $1.6 million as of October 31, 2009.

The Company currently remains subject to examinations of its income tax returns as follows: U.S. federal tax returns for fiscal 2005 to fiscal 2009, state and local tax returns generally for fiscal 2001 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. The Internal Revenue Service is currently conducting an audit of the Company’s U.S. federal tax returns for fiscal years 2006, 2007 and 2008. Management of the Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.2 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($14.8 million) and SEK 22 million ($2.9 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court. The Company cannot be certain of the ultimate outcome of this matter at this time. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which the Company has accrued an aggregate of $5.7 million as of October 31, 2009. Management of the Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

As of October 31, 2009, the Company had letters of credit outstanding totaling $21.4 million, the majority of which expire by October 31, 2010. As of October 31, 2009 and July 31, 2009, cash and cash equivalents of $15.2 million and $65.0 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. Also, as of October 31, 2009 and July 31, 2009, marketable securities of $5.1 million and $5.1 million, respectively were restricted primarily against letters of credit, and were included in “Marketable securities” in the Company’s condensed consolidated balance sheets. The letters of credit outstanding at October 31, 2009 and July 31, 2009 were collateral to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas in New York State. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $7.0 million at October 31, 2009.

As of October 31, 2009 and July 31, 2009, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million, for which $3.5 million is included in “Other long-term liabilities” in the condensed consolidated balance sheet.

Note 14—Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In September 2009, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (or Codification) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2009, the FASB issued a standard that amends the requirements for disclosures about fair value of financial instruments, which were previously only required in the annual financial statements of publicly traded companies. The standard requires such disclosures for interim reporting periods of publicly traded companies as well. The standard also requires entities to disclose the methods and significant assumptions used to estimate fair value of financial instruments in interim financial statements, and to highlight any changes in the methods and assumptions from prior periods. This standard was effective for the Company’s financial statements beginning on May 1, 2009. The adoption of this standard had no impact on the Company’s consolidated financial statements, other than the required disclosures that are included in Note 4.

In June 2009, the FASB issued changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The Company is required to adopt these changes on August 1, 2010. The Company is currently evaluating the impact of these changes on its consolidated financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity (“VIE”) including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The Company is required to adopt these changes on August 1, 2010. The Company is currently evaluating the impact of these changes on its consolidated financial statements.

Item 2.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (or SEC).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2009. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2009.

Overview

General

We are a consumer services focused, multinational holding company with operations primarily in the telecommunications and energy industries. Our principal businesses consist of:

•	IDT Telecom, which provides retail and wholesale telecommunications services and products, including prepaid and rechargeable calling cards and wholesale carrier services; and

•
Genie Energy, which is comprised of IDT Energy and Alternative Energy. IDT Energy operates our energy services company, or ESCO, in New York State, which provides electricity and natural gas to residential and small business customers. Alternative Energy consists of American Shale Oil Corporation, or AMSO, which holds and manages our 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our U.S. oil shale initiative, and Israel Energy Initiatives, Ltd., or IEI, our Israeli alternative energy venture.

We also hold assets including certain real estate and operate other smaller or early-stage initiatives and operations.

We conduct our business through the following four reportable segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Alternative Energy. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. IDT Energy and Alternative Energy comprise the Genie Energy division.

Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution of the common stock of CTM Media Holdings, Inc., or CTM Holdings, to our stockholders of record as of the close of business on August 3, 2009. CTM Holdings’ businesses include: CTM Media Group, which is a distributor of print and online advertising and information in targeted North American tourist markets; IDW Publishing, which is a comic and book publisher with a diverse catalog of licensed and independent titles; and WMET 1160AM, which is a paid programming radio station in the Washington, D.C. metropolitan area. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of our stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Hillview Avenue Realty, LLC

On July 31, 2009, Hillview Avenue Realty, LLC, or Hillview, a majority owned subsidiary of ours, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The property consisted of two interconnected office buildings located on 6.68 acres. The sales price was $62.7 million. Our proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the other owners of Hillview. This sale met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of the property are classified as discontinued operations for all periods presented.

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

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. Loss on sale of discontinued operations in the three months ended October 31, 2009 of $0.1 million included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on sale of discontinued operations in the three months ended October 31, 2008 of $0.2 million included compensation which arose from and was directly related to the operations of IDT Entertainment prior to its disposal.

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net loss of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2009	2008
	(in thousands)
Revenues:
CTM Holdings and subsidiaries	$4,045	$9,057
Hillview	—	1,655
UTA DR	—	11,171
EGB	—	6,827
IDT Carmel	—	8,852

Total	$4,045	$37,562

Income (loss) before income taxes:
CTM Holdings and subsidiaries	$217	$4
Hillview	—	(235)
UTA DR	—	(78)
EGB	—	(713)
IDT Carmel	—	(710)

Total	$217	$(1,732)

Net income (loss):
CTM Holdings and subsidiaries	$7	$(164)
Hillview	—	(235)
UTA DR	—	(78)
EGB	—	(713)
IDT Carmel	—	(710)

Total	$7	$(1,900)

European Prepaid Payment Services Business

On July 9, 2009, we entered into an agreement for the sale of the capital stock of IDT Financial Services Holding Limited, or IDT Financial Services, our European prepaid payment services business. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. In the fourth quarter of fiscal 2009, IDT Financial Services met the criteria to be classified as held for sale and reported as discontinued operations. On October 31, 2009, as a result of certain events that indicated that the buyer was unlikely to complete the transaction, we concluded that the sale was no longer probable. Therefore, IDT Financial Services no longer met the criteria to be classified as held for sale and reported as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of IDT Financial Services are classified as continuing operations for all periods presented.

Investment in American Shale Oil, LLC

In April 2008, AMSO acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9437% equity interest in AMSO, LLC in exchange for cash of $3.0 million.

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

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, or Total, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

At October 31, 2009, our estimated maximum exposure to additional loss as a result of the required investment in AMSO, LLC was $7.8 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at October 31, 2009 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(0.8)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1.4)

Estimated maximum exposure to additional loss	$7.8

AMSO’s total committed investment in AMSO, LLC and its estimated maximum exposure to additional loss is subject to certain exceptions where the amounts could be greater. One exception is the additional funding that may be necessary to fund the pilot test as described above. The other significant exception is additional capital contributions that may be required to fund unexpected liabilities, in the event they occur, outside the purview of the traditional research, development and demonstration operations incorporated in AMSO, LLC’s budgeting and planning. However, any additional capital contributions for such liabilities would have to be authorized by both AMSO and Total.

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 87.2% of our total revenues from continuing operations in the three months ended October 31, 2009, compared to 83.1% in the three months ended October 31, 2008.

In all of our significant IDT Telecom lines of business, our competitors continue to aggressively price their services. In addition, we often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, resulting in a reduction in our gross revenues and profits. We also believe that there may have been a gradual shift in demand industry-wide away from calling cards and into wireless products, which, among other things, may have further eroded pricing power. The continued growth of the use of wireless services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to wireless services. We expect pricing of wireless services to continue to decrease, which may result in increased substitution of calling cards by wireless services and increased pricing pressure on our calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues.

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

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into considerably less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At October 31, 2009, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $49.3 million and the mortgage payable balance was $25.5 million. At October 31, 2009, we evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2009. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2009.

Results of Operations

Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Revenues
IDT Telecom	$285.6	$335.5	$(49.9)	(14.9)%
IDT Energy	40.3	67.2	(26.9)	(40.0)
Alternative Energy	—	—	—	—
All Other	1.4	1.1	0.3	34.3

Total revenues	$327.3	$403.8	$(76.5)	(18.9)%

Revenues. The decrease in IDT Telecom revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 resulted from revenue declines in both of the IDT Telecom segments. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) declined 5.8% from 5.08 billion in the three months ended October 31, 2008 to 4.78 billion in the three months ended October 31, 2009. The decrease in IDT Energy revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily the result of lower average rates charged to customers and, to a lesser degree, to lower consumption. As of October 31, 2009, IDT Energy’s customer base consisted of approximately 372,000 meters compared to 392,000 meters as of October 31, 2008.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$258.2	$312.9	$(54.7)	(17.5)%
Selling, general and administrative	57.1	85.6	(28.5)	(33.3)
Depreciation and amortization	9.4	12.9	(3.5)	(27.1)
Bad debt	0.4	1.6	(1.2)	(72.6)
Research and development	2.1	1.6	0.5	28.3
Restructuring and impairment charges	—	1.2	(1.2)	(103.4)

Total costs and expenses	$327.2	$415.8	$(88.6)	(21.3)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was due to the decline in direct cost of revenues of IDT Telecom and IDT Energy. The decrease in IDT Telecom’s direct cost of revenues reflects the decline in IDT Telecom’s revenues as well as reductions in connectivity costs. The decrease in IDT Energy’s direct cost of revenues was primarily due to significant decreases in the average unit costs of electricity and natural gas. Overall gross margin decreased from 22.5% in the three months ended October 31, 2008 to 21.1% in the three months ended October 31, 2009 due to the decline in gross margins in IDT Telecom partially offset by an increase in gross margin in IDT Energy.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was due to reductions in the selling, general and administrative expenses of IDT Telecom, corporate and IDT Energy. These reductions were largely due to our cost savings program and reductions in force instituted in fiscal 2008 and fiscal 2009. We successfully executed the majority of our cost-cutting initiatives in fiscal 2009, such that our current level of selling, general and administrative expenses offer comparatively modest opportunities for additional reductions.

The reduction in IDT Telecom’s selling, general and administrative expenses was primarily due to significant reductions in headcount and compensation, as well as in legal services and facilities costs. Corporate general and administrative expenses decreased primarily due to decreases in payroll and related expenses, legal fees, consulting fees and other professional fees. IDT Energy’s selling, general and administrative expenses decreased due primarily to decreases in customer acquisition costs, compensation expense and billing related fees. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 21.2% in the three months ended October 31, 2008 to 17.4% in the three months ended October 31, 2009 as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $1.2 million in the three months ended October 31, 2009 compared to $1.3 million in the three months ended October 31, 2008.

On October 21, 2009, upon the retirement of Mr. James A. Courter as our Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of our Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of our Class B common stock. All of the restricted shares were vested on the date of grant. For a period of five years from the grant date, and subject to certain conditions and adjustments for certain changes in our capitalization or the capitalization of our subsidiary, Genie Energy Corporation, 0.2 million of the shares of our Class B common stock will be convertible, at the option of Mr. Courter, into the number of shares of Genie Energy Corporation equal to 1% of the outstanding equity of Genie Energy Corporation as of Mr. Courter’s retirement date. Genie Energy Corporation was organized in August 2009 and will be comprised of our Genie Energy division. In the three months ended October 31, 2009, we recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. The Company recognized $0.2 million and nil of the compensation cost related to this agreement in the three months ended October 31, 2009 and 2008, respectively.

On November 5, 2008, we amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of our Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. We recognized $0.2 million and nil of the compensation cost related to this agreement in the three months ended October 31, 2009 and 2008, respectively.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

Bad Debt Expense. Bad debt expense decreased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 due to decreases in IDT Telecom and IDT Energy’s bad debt expense. The decrease in IDT Telecom’s bad debt expense was primarily due to the decrease in revenues. The decrease in IDT Energy’s bad debt expense was due primarily to the transition of a significant portion of IDT Energy’s unguaranteed receivables to a purchase of receivables program in the third quarter of fiscal 2009.

Research and Development. Research and development expenses consist of the following:

	Three months ended October 31,
	2009	2008
	(in millions)
Telecom Platform Services Segment:
Fabrix T.V., Ltd.	$0.9	$0.8
Alternative Energy Segment:
Israel Energy Initiatives, Ltd.	1.2	0.1
AMSO	—	0.7

Total research and development expenses	$2.1	$1.6

Fabrix T.V., Ltd. is our majority-owned venture developing a video content delivery and storage platform. In March 2008, we formed IEI which holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year license (which can be extended to a total of seven years) covers approximately 238 square kilometers in the south of the Shfela region in Israel, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years. In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other expense, net” in the consolidated statement of operations. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D lease area.

Restructuring and Impairment Charges. Restructuring and impairment charges in the three months ended October 31, 2009 included a reversal of impairment charges of $0.1 million related to our building in San Juan, Puerto Rico that was sold in October 2009. Restructuring and impairment charges in the three months ended October 31, 2008 consisted of severance related to a company-wide cost savings program and reduction in force, net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain IDT Telecom employees. As of October 31, 2009, these programs resulted in the termination of approximately 1,580 employees since the third quarter of fiscal 2006. As of October 31, 2009, we had a total of approximately 1,220 employees, of which approximately 860 are located in the United States and approximately 360 are located at our international operations.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2009	Charged to Expense	Payments	Non-cash Charges and Other	Balance at October 31, 2009
	(in millions)
IDT Telecom	$3.0	$—	$(1.6)	$(0.1)	$1.3
All Other	—	(0.1)	0.1	—	—
Corporate	3.6	0.1	(1.1)	0.1	2.7
Total	$6.6	$—	$(2.6)	$—	$4.0

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Income (loss) from operations	$0.1	$(12.1)	$12.2	101.3%
Interest (expense) income, net	(1.3)	0.4	(1.7)	(472.1)
Other expense, net	(1.2)	(21.0)	19.8	94.3
Provision for income taxes	(1.2)	(2.8)	1.6	58.9

Loss from continuing operations	(3.6)	(35.5)	31.9	90.1
Loss from discontinued operations	(0.1)	(2.1)	2.0	93.4

Net loss	(3.7)	(37.6)	33.9	90.3
Net loss attributable to noncontrolling interests	0.2	0.3	(0.1)	(51.6)

Net loss attributable to IDT Corporation	$(3.5)	$(37.3)	$33.8	90.7%

Interest (Expense) Income, net. The decrease in net interest in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances, as well as finance charges of $0.3 million in the three months ended October 31, 2009 from the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP) dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas in New York State.

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2009	2008
	(in millions)
Other than temporary decline in value of marketable securities	$—	$(6.3)
Losses on investments	(0.9)	(13.1)
Equity in net loss of AMSO, LLC	(0.4)	—
Other	0.1	(1.6)

Total other expense, net	$(1.2)	$(21.0)

In the three months ended October 31, 2008, other expense, net included other than temporary decline in value of $6.3 million related to auction rate securities. On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. We recorded the effect of changes in our ownership interest resulting from the issuance of equity by one of our subsidiaries in the condensed consolidated statement of operations until August 1, 2009, the date we adopted the accounting standard relating to noncontrolling interests. Accordingly, in the three months ended October 31, 2008, we recorded a gain of $0.3 million on the sale of Zedge stock.

Income Taxes. Income tax expense decreased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 due primarily to a decrease in interest on income taxes, which is classified as a component of income tax expense, partially offset by an increase in state and local income tax expense. Interest on income taxes was $0.3 million and $2.3 million in the three months ended October 31, 2009 and 2008, respectively. State and local income taxes increased as a result of an increase in IDT Energy’s tax provision. Our foreign income tax expense results from income generated by our foreign subsidiaries that cannot be offset against losses generated in the United States.

We currently remain subject to examinations of our income tax returns as follows: U.S. federal tax returns for fiscal 2005 to fiscal 2009, state and local tax returns generally for fiscal 2001 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. The Internal Revenue Service is currently conducting an audit of our U.S. federal tax returns for fiscal years 2006, 2007 and 2008. Our management believes that we have adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$275.2	$320.1	$(44.9)	(14.0)%
Consumer Phone Services	10.4	15.4	(5.0)	(32.7)

Total revenues	$285.6	$335.5	$(49.9)	(14.9)%

Minutes of use
Retail calling cards	2,355	2,672	(317)	(11.9)%
Wholesale carrier	2,428	2,408	20	0.8

Total minutes of use	4,783	5,080	(297)	(5.8)%

Average revenue per minute
Retail calling cards	$0.0685	$0.0711	$(0.0026)	(3.6)%
Wholesale carrier	0.0469	0.0540	(0.0071)	(13.3)

Total average revenue per minute	$0.0575	$0.0630	$(0.0055)	(8.7)%

Revenues. We experienced revenue declines in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 in both of the IDT Telecom segments. As a percentage of IDT Telecom’s total revenues from continuing operations, Telecom Platform Services revenues increased from 95.4% in the three months ended October 31, 2008 to 96.4% in the three months ended October 31, 2009, and Consumer Phone Services revenues decreased from 4.6% in the three months ended October 31, 2008 to 3.6% in the three months ended October 31, 2009.

Telecom Platform Services revenues declined 14.0% in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 primarily due lower revenues in our global retail and wholesale carrier businesses. Approximately $3.2 million of the decrease in Telecom Platform Services revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was due to changes in foreign currency exchange rates. Global retail revenues fell 15.4% primarily due to continued competitive pressures. In addition, we believe that there may be a gradual shift in demand industry-wide away from calling cards and into wireless products. Following our acquisition of the remaining 49% interest in UTA, our calling card distribution subsidiary in the fourth quarter of fiscal 2009, we focused on marketing and distributing a newly launched calling card brand for the U.S. market. This initiative helped to slow the rate of decline in U.S. calling card revenues, but it contributed to the reductions in average revenue per minute and gross margins in the three months ended October 31, 2009 compared to the similar period in fiscal 2009. Partially offsetting the decline in calling card revenue, international mobile top-up, or IMTU, experienced strong growth. IMTU enables customers to transfer minutes purchased in the U.S. directly to accounts held by friends and family at participating wireless carriers overseas. We are continuing to expand the IMTU product line in the U.S., and we expect to aggressively grow this business and add new destinations in the coming year. Europe and Asia retail revenue increased on the strength of aggressive pricing and new calling card offerings, while retail revenues in South America declined. We invested in our calling card businesses in Europe and in the U.S. in an attempt to increase our worldwide minutes of use which has the additional benefit of stabilizing or reducing our wholesale carrier average termination cost per minute. Despite slight growth in wholesale carrier minutes of use in the three months ended October 31, 2009 compared to the similar period in fiscal 2009, wholesale carrier revenue declined 12.5% as competition in this market continues to intensify.

Total minutes of use for Telecom Platform Services declined by 5.8% in the three months ended October 31, 2009 compared to the similar period in fiscal 2009. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities increased 0.8% as a result of lower prices that generated more traffic to our network. Minutes of use from our retail activities declined 11.9% due to continued weakness in our calling card businesses in the United States and South America, partially offset by increases in Europe and Asia.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 8.7% in the three months ended October 31, 2009 compared to the similar period in fiscal 2009. Average revenue per minute in our wholesale carrier business decreased 13.3% due primarily to continued aggressive competition.

Consumer Phone Services revenues declined 32.7% in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 as we continue to fully harvest the business. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 25,800 as of October 31, 2009 compared to 40,700 as of October 31, 2008. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 92,200 as of October 31, 2009 compared to 125,300 as of October 31, 2008.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$227.9	$258.1	$(30.2)	(11.7)%
Consumer Phone Services	4.3	7.3	(3.0)	(40.6)

Total direct cost of revenues	$232.2	$265.4	$(33.2)	(12.5)%

Average termination cost per minute
Retail calling cards	$0.0533	$0.0526	$0.0007	1.3%
Wholesale carrier	0.0421	0.0488	(0.0067)	(13.6)

Total average termination cost per minute	$0.0476	$0.0508	$(0.0032)	(6.2)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom decreased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 primarily as a result of the decline in minutes of use volume, a lower average termination cost per minute and a declining customer base in our Consumer Phone Services segment. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment. Approximately $2.6 million of the decrease in Telecom Platform Services’ direct cost of revenues in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was due to changes in foreign currency exchange rates. In addition, Telecom Platform Services direct cost of revenues decreased due to reductions in connectivity costs. In May 2009, we completed the migration of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Direct cost of revenues in our Consumer Phone Services segment in the three months ended October 31, 2009 were also reduced by the reversal of $0.6 million that was recorded in a prior period.

	Three months ended October 31,
	2009	2008	Change
Gross margin percentage
Telecom Platform Services	17.2%	19.4%	(2.2)%
Consumer Phone Services	58.1	52.4	5.7

Total gross margin percentage	18.7%	20.9%	(2.2)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009. The investments in our new calling card brand in the U.S. and in our aggressively priced calling cards in Europe, as well as the growth in IMTU sales, which is a relatively low margin business, were largely responsible for this decline.

Gross margins in our Consumer Phone Services segment increased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 primarily due to the reversal of direct cost of revenues of $0.6 million that was recorded in a prior period, which accounted for primarily all of the gross margin percentage increase.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$42.6	$57.8	$(15.2)	(26.2)%
Consumer Phone Services	1.9	3.3	(1.4)	(42.7)

Total selling, general and administrative expenses	$44.5	$61.1	$(16.6)	(27.1)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in IDT Telecom in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to significant reductions in headcount and compensation, as well as in legal services and facilities costs. Compensation and benefit costs are expected to decline in fiscal 2010 compared to prior periods as a result of the headcount reductions and other initiatives instituted in fiscal 2008 and fiscal 2009. Selling, general and administrative expenses in Consumer Phone Services decreased in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 as these costs are being continuously adjusted to the needs of the declining business. As a percentage of IDT Telecom’s total revenues from continuing operations, selling, general and administrative expenses decreased from 18.2% in the three months ended October 31, 2008 to 15.6% in the three months ended October 31, 2009 as IDT Telecom’s selling, general and administrative expenses decreased at a faster rate than its revenues.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$8.4	$11.1	$(2.7)	(24.4)%
Consumer Phone Services	—	0.3	(0.3)	(90.2)

Total depreciation and amortization	$8.4	$11.4	$(3.0)	(26.3)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Bad debt expense
Telecom Platform Services	$0.2	$2.4	$(2.2)	(90.1)%
Consumer Phone Services	0.2	(1.2)	1.4	116.1

Total bad debt expense	$0.4	$1.2	$(0.8)	(65.6)%

Bad Debt Expense. The decrease in bad debt expense in our Telecom Platform Services segment in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to the decrease in revenues. The increase in bad debt expense in our Consumer Phone Services segment in the three months ended October 31, 2009 compared to the similar period in fiscal 2009 was primarily due to evaluations of the outstanding receivables in the three months ended October 31, 2008 that resulted in unusually large reductions to the provisions.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Research and development expenses
Telecom Platform Services	$0.9	$0.8	$0.1	2.5%
Consumer Phone Services	—	—	—	—

Total research and development expenses	$0.9	$0.8	$0.1	2.5%

Research and Development. Research and development expenses in our Telecom Platform Services segment in the three months ended October 31, 2009 and 2008 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Restructuring charges
Telecom Platform Services	$—	$(0.8)	$(0.8)	(92.3)%
Consumer Phone Services	—	—	—	—

Total restructuring charges	$—	$(0.8)	$(0.8)	(92.3)%

Restructuring Charges. The restructuring charges in the three months ended October 31, 2008 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees. The restructuring charges in the three months ended October 31, 2008 consisted of severance related to a company-wide cost savings program and reduction in force.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
(Loss) income from operations
Telecom Platform Services	$(4.8)	$(9.3)	$4.5	48.6%
Consumer Phone Services	3.9	5.6	(1.7)	(30.6)

Total loss from operations	$(0.9)	$(3.7)	$2.8	75.6%

IDT Energy Segment

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Revenues	$40.3	$67.2	$(26.9)	(40.0)%
Direct cost of revenues	25.7	47.0	(21.3)	(45.3)
Selling, general and administrative	4.1	8.7	(4.6)	(52.8)
Bad debt expense	—	0.4	(0.4)	(97.6)

Income from operations	$10.5	$11.1	$(0.6)	(5.5)%

In fiscal 2009, IDT Energy capitalized on unusually favorable energy market conditions to generate $45.4 million in income from operations. However, as described below, IDT Energy’s rate of customer acquisition slowed significantly in the fourth quarter of fiscal 2009. As a result, the amount of income from operations in fiscal 2009 is not a reliable indicator of future performance.

Revenues. IDT Energy’s revenues consisted of electricity sales of $32.8 million in the three months ended October 31, 2009 compared to $53.9 million in the same period in fiscal 2009, and natural gas sales of $7.5 million in the three months ended October 31, 2009 compared to $13.3 million in the same period in fiscal 2009. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

IDT Energy’s electricity and natural gas revenues declined in the three months ended October 31, 2009 compared to the same period in fiscal 2009 primarily reflecting declines in the average rates charged to customers and, to a lesser extent, a decline in consumption. Electric rates declined 37.8% and natural gas rates declined 41.1%, reflecting declines in the underlying commodity costs. Both electric and natural gas consumption declined slightly compared to the same period in fiscal 2009.

As of October 31, 2009, IDT Energy’s customer base consisted of approximately 372,000 meters (213,000 electric and 159,000 natural gas) compared to 392,000 meters (223,000 electric and 169,000 natural gas) as of October 31, 2008.

IDT Energy reorganized its sales teams and restructured its marketing approach during the fourth quarter of fiscal 2009 to create a significantly smaller, but better trained external sales force. As a result of this initiative, IDT Energy expects to reduce customer churn and focus acquisition efforts on higher value generating customers. This re-programming effort slowed the pace of new meter acquisitions significantly during the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010, resulting in gross meter acquisitions of 13,600 in the three months ended October 31, 2009 compared to 92,100 in the same period in fiscal 2009. Reduced prices for electricity and natural gas in the three months ended October 31, 2009 also contributed to the reduction in new meter acquisitions since lower prices tend to decrease the productivity of IDT Energy’s sales and marketing efforts.

New meter acquisitions were more than offset by customer churn in the three months ended October 31, 2009, which resulted in a net loss of approximately 25,000 meters. The rate of churn fell significantly compared to the same period in fiscal 2009, from 6.1% in the three months ended October 31, 2008 to 2.7% in the three months ended October 31, 2009 as a result of enhanced customer acquisition procedures and the lower churn rates that typically accompany relatively low energy prices.

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

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $20.1 million in the three months ended October 31, 2009 compared to $34.8 million in the same period in fiscal 2009, and cost of natural gas of $5.6 million in the three months ended October 31, 2009 compared to $12.2 million in the same period in fiscal 2009. Direct cost of revenues for electricity and natural gas decreased in the three months ended October 31, 2009 compared to the same period in fiscal 2009 primarily due to significant decreases in the average unit costs.

Gross margins in IDT Energy increased to 36.3% in the three months ended October 31, 2009 compared to 30.1% in the comparable period in fiscal 2009. Comprising these figures were gross margins on electricity sales in the three months ended October 31, 2009 of 38.8% compared to 35.4% in the comparable period in fiscal 2009 and gross margins on natural gas sales in the three months ended October 31, 2009 of 25.4% compared to 8.7% in the comparable period in fiscal 2009. The gross margin increases in the three months ended October 31, 2009 compared to the same period in fiscal 2009 occurred primarily because our average unit cost of electricity and natural gas decreased due to continuing favorable market conditions. We do not believe that these levels of gross margins are sustainable on a consistent basis going forward. However, IDT Energy has been successful in maintaining strong margins despite fluctuating market conditions over the past several quarters. IDT Energy plans to continue to target margins per unit that will achieve income from operations, and plans to take advantage of opportunities to maximize the margin per unit as they arise.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three months ended October 31, 2009 as compared to the comparable period in fiscal 2009 was due primarily to decreases in customer acquisition costs, compensation expense and billing related fees. Customer acquisition costs decreased in the three months ended October 31, 2009 as compared to the comparable period in fiscal 2009 due to the decrease in the number of new customers acquired as a result of the sales teams’ reorganization and marketing approach restructuring during the fourth quarter of fiscal 2009 described above. Compensation expense decreased in the three months ended October 31, 2009 as compared to the comparable period in fiscal 2009 primarily due to a decrease in bonus expense. The decrease in billing related fees in the three months ended October 31, 2009 as compared to the comparable period in fiscal 2009 was a result of decreases in the fees charged by certain utilities for their POR programs, which reflected the decrease in revenues. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 13.0% in the three months ended October 31, 2008 to 10.2% in the three months ended October 31, 2009 due to the decreases described above.

Bad Debt Expense. The decrease in bad debt expense in the three months ended October 31, 2009 as compared to the comparable period in fiscal 2009 was due primarily to the transition of a significant portion of IDT Energy’s unguaranteed receivables to a POR program in the third quarter of fiscal 2009.

Alternative Energy Segment

Alternative Energy, which was previously included in All Other, is a reportable business segment beginning in the first quarter of fiscal 2010. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2010 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
Revenues	$—	$—	$—	—%
Direct cost of revenues	—	—	—	—
Selling, general and administrative	0.3	0.1	0.2	217.3
Research and development	1.2	0.8	0.4	55.9

Loss from operations	$(1.5)	$(0.9)	$(0.6)	(70.8)%

Research and Development. Research and development expenses consist of the following:

	Three months ended October 31,
	2009	2008
	(in millions)
Israel Energy Initiatives, Ltd.	$1.2	$0.1
AMSO	—	0.7

Total research and development expenses	$1.2	$0.8

In March 2008, we formed IEI which holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year license (which can be extended to a total of seven years) covers approximately 238 square kilometers in the south of the Shfela region in Israel, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in approximately one year. The resource appraisal is comprised primarily of a drilling operation conducted in the license area by a local vendor. The resource appraisal plan includes drilling and coring six wells to depths of over 600 meters. The resource appraisal and characterization study also includes well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. The subsequent pilot stage is projected to be conducted during 2010 and 2011, and commercial viability will be determined based on the results from the pilot as well as the process to obtain a commercial lease and all relevant environmental and other approvals.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other expense, net” in the consolidated statement of operations.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D lease area. AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process. We currently plan to initiate the pilot test at the end of calendar 2010 or the beginning of 2011, and are working with outside contractors and consultants to construct the pilot facilities. In parallel, AMSO, LLC will be developing other technologies to address carbon management and advanced heating techniques. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D lease into a commercial lease.

Corporate

	Three months ended October 31,		Change
	2009	2008	$	%
	(in millions)
General and administrative expenses	$5.5	$11.1	$(5.6)	(49.8)%
Depreciation and amortization	0.3	0.3	—	(12.1)
Restructuring charges	0.1	1.3	(1.2)	(90.6)

Loss from operations	$5.9	$12.7	$(6.8)	(53.1)%

Corporate costs include certain services, such as corporate compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, public and investor relations, corporate insurance, corporate legal, and business development, and other corporate-related general and administrative expenses, including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expenses decreased in the three months ended October 31, 2009 as compared to the similar period in fiscal 2009 primarily due to decreases in payroll and related expenses, legal fees, consulting fees and other professional fees, partially offset by an increase in stock-based compensation expense. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses decreased from 2.7% in the three months ended October 31, 2008 to 1.7% in the three months ended October 31, 2009 because corporate general and administrative expenses decreased at a faster rate than the decrease in our total consolidated revenues from continuing operations.

Restructuring Charges. Restructuring charges in the three months ended October 31, 2008 consisted primarily of severance related to a company-wide cost savings program and reduction in force.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties.

As of October 31, 2009, we had cash, cash equivalents, restricted cash and cash equivalents and marketable securities of $187.0 million and working capital (current assets less current liabilities) of $55.9 million. As of October 31, 2009, we also had $11.0 million in pooled investment vehicles, including hedge funds, of which $2.4 million is included in “Investments-short term” and $8.6 million is included in “Investments-long-term” in our condensed consolidated balance sheet.

As of October 31, 2009, cash and cash equivalents of $15.2 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our condensed consolidated balance sheet. Also, as of October 31, 2009, marketable securities of $5.1 million were restricted primarily against letters of credit and were included in “Marketable securities” in our condensed consolidated balance sheet. The letters of credit outstanding at October 31, 2009 were collateral to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of October 31, 2009, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

Our marketable securities at October 31, 2009 included auction rate securities with a cost of $14.3 million and an estimated fair value of $0.5 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities.

On September 30, 2008, we received notice from the New York Stock Exchange (or NYSE) that we were no longer in compliance with the NYSE’s $100 million average market capitalization threshold over a 30-day trading period requirement required for continued listing. We submitted a plan to the NYSE to regain compliance with the market capitalization standard, and that plan was accepted. The NYSE monitors compliance with the plan and may commence delisting procedures if we fail to meet the milestones set forth in its plan. We have until March 2010 to regain compliance with the $100 million market capitalization standard. As of December 11, 2009, we had a 30-day average market capitalization of $83.9 million.

	Three months ended October 31,
	2009	2008
	(in millions)
Cash flows provided by (used in):
Operating activities	$2.2	$(52.4)
Investing activities	52.4	16.9
Financing activities	(13.8)	(4.6)
Effect of exchange rate changes on cash and cash equivalents	0.6	(4.3)

Increase (decrease) in cash and cash equivalents from continuing operations	41.4	(44.4)
Net cash provided by discontinued operations	0.4	1.9

Increase (decrease) in cash and cash equivalents	$41.8	$(42.5)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

As of October 31, 2009, our company-wide cost savings program and our reduction in force have resulted in the termination of approximately 1,580 employees since the third quarter of fiscal 2006. Severance and other payments related to these cost savings programs were $2.6 million and $6.5 million in the three months ended October 31, 2009 and 2008, respectively. As of October 31, 2009, $4.0 million remained accrued for the ultimate payment of severance and other costs related to these cost savings initiatives.

We currently remain subject to examinations of our income tax returns as follows: U.S. federal tax returns for fiscal 2005 to fiscal 2009, state and local tax returns generally for fiscal 2001 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. The Internal Revenue Service is currently conducting an audit of our U.S. federal tax returns for fiscal years 2006, 2007 and 2008. Our management believes that we have adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

We are currently subject to audits in various jurisdictions for various other taxes, including audits relating to value added tax, or VAT, sales and use tax, payroll tax, gross receipts tax and property tax. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.2 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($14.8 million) and SEK 22 million ($2.9 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court. We cannot be certain of the ultimate outcome of this matter at this time.

Two of the more significant other audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which we have accrued an aggregate of $5.7 million as of October 31, 2009. Our management believes that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

In the three months ended October 31, 2009 and 2008, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were nil and $32.4 million, respectively.

Our capital expenditures were $2.8 million in the three months ended October 31, 2009 compared to $2.5 million in the three months ended October 31, 2008. We currently anticipate that total capital expenditures for all of our divisions for the year ending October 31, 2010 will be in the $7.5 million to $12.5 million range. In May 2009, we completed the migration of our global network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. We expect to fund our capital expenditures with our cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the three months ended October 31, 2009 and 2008, cash used for capital contributions to AMSO, LLC was $0.3 million and nil, respectively. We received $0.5 million and $5.0 million in the three months ended October 31, 2009 and 2008, respectively, from the redemption of certain of our investments in pooled investment vehicles.

Restricted cash and cash equivalents decreased $49.8 million in the three months ended October 31, 2009 primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. Restricted cash and cash equivalents increased $18.0 million in the three months ended October 31, 2008 as a result of our shifting balances from restricted marketable securities to restricted cash and cash equivalents during the period. Restricted cash, cash equivalents and marketable securities serve as collateral for letters of credit to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas in New York State. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $7.0 million at October 31, 2009.

Proceeds from sales of buildings of $5.2 million in the three months ended October 31, 2009 includes $4.4 million from the sale of the Hillview Avenue property and $0.8 million from the sale of our land and building in San Juan, Puerto Rico. On July 31, 2009, Hillview closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the other owners of Hillview. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our net proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in the three months ended October 31, 2009.

Financing Activities

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution of the common stock of CTM Holdings to our stockholders of record as of the close of business on August 3, 2009. CTM Holdings and subsidiaries were deconsolidated as of the date of the CTM Spin-Off. Cash and cash equivalents of CTM Holdings and subsidiaries of $9.8 million were deconsolidated as a result of the CTM Spin-Off.

We distributed cash of $0.6 million and $0.3 million in the three months ended October 31, 2009 and 2008, respectively, to the holders of noncontrolling interests in subsidiaries.

Repayments of capital lease obligations were $1.7 million and $2.2 million in the three months ended October 31, 2009 and 2008, respectively. We also repaid other borrowings of $0.2 million and $0.3 million in the three months ended October 31, 2009 and 2008, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. On December 17, 2008, our Board of Directors increased the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the three months ended October 31, 2009, we repurchased an aggregate of 0.2 million shares of Class B common stock and 0.4 million shares of common stock for an aggregate purchase price of $1.5 million. In the three months ended October 31, 2008, we repurchased an aggregate of 1.2 million shares of Class B common stock and 0.3 million shares of common stock for an aggregate purchase price of $2.9 million. As of October 31, 2009, 5.5 million shares remained available for repurchase under the stock repurchase program.

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

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $129.2 million at October 31, 2009 from $154.4 million at July 31, 2009 mostly due to reductions in revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 9.9% at October 31, 2009 from 10.2% at July 31, 2009 mainly because the allowance balance decreased 18.4% while the gross trade accounts receivable balance decreased 16.4%.

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

We incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009 and in the three months ended October 31, 2009. We incurred a net loss in the three months ended October 31, 2009, and in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of IDT Entertainment. We also had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. We had an accumulated deficit at October 31, 2009 of $255.4 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, arbitration awards and litigation settlements, and borrowings from third parties. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and pooled investment vehicles including hedge funds that we held as of October 31, 2009 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements, and to fund any potential operating cash flow deficits within any of our segments for at least the next twelve months. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute our business plan.

Foreign Currency Risk

Revenues from our international operations represented 39.4% and 35.4% of our consolidated revenues from continuing operations for the three months ended October 31, 2009 and 2008, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recently Issued Accounting Standards Not Yet Adopted

In June 2009, the Financial Accounting Standards Board, or FASB, issued changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity, or QSPE, (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

In June 2009, the FASB issued changes to the consolidation guidance applicable to a variable interest entity, or VIE, including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. We are required to adopt these changes on August 1, 2010. We are currently evaluating the impact of these changes on our consolidated financial statements.

Item 3.               Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.               Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.            Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the first quarter of fiscal 2010.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1–31, 2009 (2)	424,000	$2.49	424,000	5,637,883
September 1–30, 2009 (3)	143,500	$2.75	143,500	5,494,383
October 1–31, 2009	—	$—	—	5,494,383

Total	567,500	$2.56	567,500
______________
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

(2)
Consists of 347,500 shares of common stock and 76,500 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 5,637,883 shares that may yet be purchased under the stock repurchase program.

(3)
Consists of 43,700 shares of common stock and 99,800 shares of Class B common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 5,494,383 shares that may yet be purchased under the stock repurchase program.

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

IDT CORPORATION

December 15, 2009	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman and Chief Executive Officer

December 15, 2009	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer and Treasurer