Form 10-Q
period 2010-01-31
IDT CORP
filed 2010-03-17
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐    No  ☒

As of March 9, 2010, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	3,728,654 shares outstanding (excluding 5,512,841 treasury shares)
Class A common stock, $.01 par value:	3,272,326 shares outstanding
Class B common stock, $.01 par value:	15,632,425 shares outstanding (excluding 7,585,847 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2010	July 31, 2009
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$174,183	$117,902
Restricted cash and cash equivalents (Note 14)	19,671	64,992
Marketable securities (Note 14)	432	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $12,518 at January 31, 2010 and $15,740 at July 31, 2009	117,232	138,697
Prepaid expenses	16,697	17,597
Investments—short-term	3,136	631
Other current assets	18,378	17,394
Assets of discontinued operations	—	18,790

Total current assets	349,729	381,705
Property, plant and equipment, net	110,076	129,066
Goodwill	17,236	17,275
Licenses and other intangibles, net	4,478	5,350
Investments—long-term	7,857	13,099
Other assets	11,841	13,125

Total assets	$501,217	$559,620

Liabilities and equity
Current liabilities:
Trade accounts payable	$57,321	$68,120
Accrued expenses	145,105	159,032
Deferred revenue	70,154	67,505
Income taxes payable	2,031	2,031
Capital lease obligations—current portion	8,062	7,058
Notes payable—current portion	588	820
Other current liabilities	2,713	4,852
Liabilities of discontinued operations	—	5,496

Total current liabilities	285,974	314,914
Capital lease obligations—long-term portion	1,115	5,211
Notes payable—long-term portion	36,377	43,281
Other liabilities	15,393	16,772

Total liabilities	338,859	380,178
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 and 9,241 shares issued and 3,745 and 4,202 shares outstanding at January 31, 2010 and July 31, 2009, respectively	92	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at January 31, 2010 and July 31, 2009	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,218 and 22,913 shares issued and 15,632 and 15,503 shares outstanding at January 31, 2010 and July 31, 2009, respectively	232	229
Additional paid-in capital	708,700	720,804
Treasury stock, at cost, consisting of 5,496 and 5,039 shares of common stock and 7,586 and 7,410 shares of Class B common stock at January 31, 2010 and July 31, 2009, respectively	(295,624)	(293,901)
Accumulated other comprehensive income	742	953
Accumulated deficit	(251,688)	(251,916)

Total IDT Corporation stockholders’ equity	162,487	176,294
Noncontrolling interests	(129)	3,148

Total equity	162,358	179,442

Total liabilities and equity	$501,217	$559,620

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$362,672	$403,941	$690,001	$807,733
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	288,483	310,023	546,659	622,956
Selling, general and administrative (i)	54,667	66,332	111,766	151,886
Depreciation and amortization	8,443	12,157	17,826	25,019
Bad debt	462	2,117	910	3,753
Research and development	1,383	4,740	3,492	6,384
Impairments	(28)	8,800	(106)	8,800
Restructuring charges	1,632	5,970	1,669	7,184

Total costs and expenses	355,042	410,139	682,216	825,982

Income (loss) from operations	7,630	(6,198)	7,785	(18,249)
Interest expense, net	(1,957)	(533)	(3,289)	(175)
Other income (expense), net	107	(10,743)	(1,081)	(31,741)

Income (loss) from continuing operations before income taxes	5,780	(17,474)	3,415	(50,165)
Provision for income taxes	(1,640)	(6,201)	(2,792)	(9,001)

Income (loss) from continuing operations	4,140	(23,675)	623	(59,166)
Discontinued operations, net of tax:
Loss from discontinued operations	(177)	(38,864)	(170)	(40,764)
Loss on sale of discontinued operations	(44)	—	(191)	(231)

Total discontinued operations	(221)	(38,864)	(361)	(40,995)

Net income (loss)	3,919	(62,539)	262	(100,161)
Net (income) loss attributable to noncontrolling interests	(210)	553	(34)	917

Net income (loss) attributable to IDT Corporation	$3,709	$(61,986)	$228	$(99,244)

Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$3,930	$(24,010)	$488	$(59,116)
Loss from discontinued operations	(221)	(37,976)	(260)	(40,128)

Net income (loss)	$3,709	$(61,986)	$228	$(99,244)

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.19	$(1.05)	$0.02	$(2.51)
Loss from discontinued operations	(0.01)	(1.66)	(0.01)	(1.70)

Net income (loss)	$0.18	$(2.71)	$0.01	$(4.21)

Weighted-average number of shares used in calculation of basic earnings per share	20,563	22,872	20,377	23,596

Diluted:
Income (loss) from continuing operations	$0.18	$(1.05)	$0.02	$(2.51)
Loss from discontinued operations	(0.01)	(1.66)	(0.01)	(1.70)

Net income (loss)	$0.17	$(2.71)	$0.01	$(4.21)

Weighted-average number of shares used in calculation of diluted earnings per share	21,453	22,872	21,027	23,596

(i)Stock-based compensation included in selling, general and administrative expenses	$685	$621	$1,890	$1,944

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$15,264	$(92,905)
Investing activities
Capital expenditures	(4,866)	(5,321)
Repayment of notes receivable, net	80	168
Capital contributions to AMSO, LLC	(744)	—
Proceeds from sale and redemption of investments	980	24,311
Restricted cash and cash equivalents	45,321	(49,156)
Proceeds from sales of buildings	5,150	—
Proceeds from sales and maturities of marketable securities	4,618	135,318
Purchases of marketable securities	—	(36,045)

Net cash provided by investing activities	50,539	69,275
Financing activities
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	(9,775)	—
Distributions to holders of noncontrolling interests in subsidiaries	(1,259)	(775)
Proceeds from sale of stock of subsidiary	—	1,187
Proceeds from employee stock purchase plan	—	36
Repayments of capital lease obligations	(3,216)	(4,125)
Repayments of borrowings	(327)	(505)
Repurchases of common stock and Class B common stock	(1,723)	(5,088)

Net cash used in financing activities	(16,300)	(9,270)
Discontinued operations
Net cash provided by (used in) operating activities	930	(273)
Net cash (used in) provided by investing activities	(44)	10,249
Net cash used in financing activities	(471)	(944)

Net cash provided by discontinued operations	415	9,032
Effect of exchange rate changes on cash and cash equivalents	(117)	(5,369)
Net increase (decrease) in cash and cash equivalents	49,801	(29,237)
Cash and cash equivalents (including discontinued operations) at beginning of period	124,382	164,886

Cash and cash equivalents (including discontinued operations) at end of period	174,183	135,649
Less cash and cash equivalents of discontinued operations at end of period	—	(6,775)

Cash and cash equivalents (excluding discontinued operations) at end of period	$174,183	$128,874

Supplemental schedule of non-cash financing and investing activities
Mortgage note payable settled in connection with the sale of building	$(6,137)	$—

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$(6,011)	$—

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2010 refers to the fiscal year ending July 31, 2010).

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 15). In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 2, certain subsidiaries have been reclassified to discontinued operations for all periods presented, and a subsidiary has been reclassified from discontinued operations to continuing operations for all periods presented. As described in Note 12, business segment results for the three and six months ended January 31, 2009 have been reclassified and restated to conform to the current year’s presentation.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.6 million and $1.2 million in the three and six months ended January 31, 2010, respectively, and $0.7 million and $1.5 million in the three and six months ended January 31, 2009, respectively, were recorded on a gross basis.

On September 30, 2008, the Company received a notice from the New York Stock Exchange (“NYSE”) that it was no longer in compliance with the NYSE’s $100 million average market capitalization threshold over a 30-day trading period required for continued listing. The Company submitted a plan, which was accepted by the NYSE, to regain compliance with the continued listing standard by March 30, 2010. The NYSE monitors compliance with the plan and may commence delisting procedures if the Company fails to meet the milestones set forth in its plan. In the event that either the Company’s market capitalization is below $100 million on March 30, 2010, or its average market capitalization for the 30 trading days beginning February 17, 2010 through and including March 30, 2010 is below $100 million, the NYSE is likely to initiate the delisting process. Should the NYSE commence the delisting process, the Company would seek to transition its stock listings to an alternative exchange. Currently, the Company meets the initial quantitative listing standards for the NASDAQ Global Market and NYSE Amex. As of March 15, 2010, the Company had a market capitalization of $119.4 million and its average market capitalization for the period beginning February 17, 2010 through and including March 15, 2010 was $106.6 million.

Although the Company had income from continuing operations and net income in the six months ended January 31, 2010, the Company incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009. In addition, the Company incurred a net loss in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of IDT Entertainment. Also, the Company had positive cash flow from operating activities in the six months ended January 31, 2010, however the Company had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. The Company had an accumulated deficit at January 31, 2010 of $251.7 million. Historically, the Company satisfied its cash requirements primarily through a combination of its existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards and litigation settlements, and borrowings from third parties. In addition, in the six months ended January 31, 2010, the Company had net cash provided by operating activities of $15.3 million. The Company currently expects its operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and investments in hedge funds that it held as of January 31, 2010 will be sufficient to meet its currently anticipated working capital and capital expenditure requirements. The foregoing is based on a number of assumptions, including that the Company will collect its receivables, effectively manage its working capital requirements, prevail in legal actions and other claims initiated against it, and maintain its revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on the Company’s results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute its business plan.

Note 2—Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, the Company completed a pro rata distribution of the common stock of CTM Media Holdings, Inc. (“CTM Holdings”) to the Company’s stockholders of record as of the close of business on August 3, 2009 (the “CTM Spin-Off”). CTM Holdings’ businesses at the time of the CTM Spin-Off included CTM Media Group, IDW Publishing and WMET 1160AM. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of the Company’s stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, the Company funded CTM Holdings with an additional $2.0 million in cash.

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. In the three and six months ended January 31, 2010, the Company’s selling, general and administrative expenses were reduced by $0.4 million and $0.6 million, respectively, for the amounts charged to CTM Holdings. At January 31, 2010, other current assets included $0.2 million due from CTM Holdings.

The Company and CTM Holdings entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, the Company indemnifies CTM Holdings from all liability for taxes of CTM Holdings and its subsidiaries for periods ending on or before September 14, 2009, and CTM Holdings indemnifies the Company from all liability for taxes of CTM Holdings and its subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, the Company shall have the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. CTM Holdings shall have the right to participate jointly in any proceeding that may affect its tax liability unless the Company has indemnified CTM Holdings. Finally, CTM Holdings and its subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for the account of the Company.

Hillview Avenue Realty, LLC

On July 31, 2009, Hillview Avenue Realty, LLC (“Hillview”), a majority owned subsidiary of the Company, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. The Company has a 69.27% ownership interest in Hillview. The property consisted of two interconnected office buildings located on 6.68 acres. The sales price was $62.7 million. The Company’s proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, the Company paid $1.5 million of the proceeds to the minority owners of Hillview. This sale met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of the property are classified as discontinued operations for all periods presented.

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

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. Loss on sale of discontinued operations in the three and six months ended January 31, 2010 of $0.1 million and $0.2 million, respectively, included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on sale of discontinued operations in the six months ended January 31, 2009 of $0.2 million included compensation which arose from and was directly related to the operations of IDT Entertainment prior to its disposal.

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

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net (loss) income of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Revenues:
CTM Holdings and subsidiaries	$—	$7,244	$4,045	$16,301
Hillview	—	1,658	—	3,313
UTA DR	—	18,250	—	29,421
EGB	—	6,197	—	13,024
IDT Carmel	—	6,750	—	15,602

Total	$—	$40,099	$4,045	$77,661

(Loss) income before income taxes:
CTM Holdings and subsidiaries	$(177)	$(2,715)	$40	$(2,711)
Hillview	—	69	—	(166)
UTA DR	—	(373)	—	(451)
EGB	—	(607)	—	(1,320)
IDT Carmel	—	(35,249)	—	(35,959)

Total	$(177)	$(38,875)	$40	$(40,607)

Net (loss) income:
CTM Holdings and subsidiaries	$(177)	$(2,704)	$(170)	$(2,868)
Hillview	—	69	—	(166)
UTA DR	—	(373)	—	(451)
EGB	—	(607)	—	(1,320)
IDT Carmel	—	(35,249)	—	(35,959)

Total	$(177)	$(38,864)	$(170)	$(40,764)

The assets and liabilities of CTM Holdings and subsidiaries at July 31, 2009 included in discontinued operations consist of the following:

(in thousands)
Assets
Cash and cash equivalents	$6,480
Trade accounts receivable, net	3,908
Prepaid expenses	980
Investments-short-term	1,024
Other current assets	1,408
Property, plant and equipment, net	4,243
Licenses and other intangibles, net	588
Other assets	159

Assets of discontinued operations	$18,790

Liabilities
Trade accounts payable	$1,024
Accrued expenses	1,427
Deferred revenues	1,731
Capital lease obligations-current portion	222
Other current liabilities	563
Capital lease obligations-long-term portion	526
Other liabilities	3

Liabilities of discontinued operations	$5,496

European Prepaid Payment Services Business

On July 9, 2009, the Company entered into an agreement for the sale of the capital stock of IDT Financial Services Holding Limited (“IDT Financial Services”), the Company’s European prepaid payment services business. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. In the fourth quarter of fiscal 2009, IDT Financial Services met the criteria to be classified as held for sale and reported as discontinued operations. On October 31, 2009, as a result of certain events that indicated that the buyer was unlikely to complete the transaction, the Company concluded that the sale was no longer probable. Therefore, IDT Financial Services no longer met the criteria to be classified as held for sale and reported as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of IDT Financial Services are classified as continuing operations for all periods presented. The Company currently intends to operate and further develop IDT Financial Services.

Note 3—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company’s marketable securities at January 31, 2010 and July 31, 2009 included auction rate securities with a cost of $14.3 million and an estimated fair value of $0.4 million and $0.6 million, respectively. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities.

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2010:
Available-for-sale securities:
Debt securities	$353	$79	$—	$432

July 31, 2009:
Available-for-sale securities:
Corporate and other debt securities	$5,508	$232	$(52)	$5,688
Equity securities	15	—	(1)	14

Total	$5,523	$232	$(53)	$5,702

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains that have been included in earnings as a result of those sales and maturities in the six months ended January 31, 2010 were $4.6 million and $0.3 million, respectively. Proceeds from sales and maturities of available-for-sale securities and the gross realized losses that have been included in earnings as a result of those sales and maturities in the six months ended January 31, 2009 were $135.3 million and $(10.9) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2010 were as follows:

Fair Value
(in thousands)
Within one year	$—
After one year through five years	3
After five years through ten years	—
After ten years	429

Total	$432

At January 31, 2010, there were no securities in an unrealized loss position. At July 31, 2009, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
Corporate and other debt securities	$52	$5,103
Equity securities	1	14

Total	$53	$5,117

At January 31, 2010 and July 31, 2009, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2010:
Assets:
Debt securities	$3	$—	$429	$432

Liabilities:
Derivative contracts	$139	$—	$—	$139

July 31, 2009:
Assets:
Corporate and other debt securities	$3	$—	$5,685	$5,688
Equity securities	14	—	—	14

Total marketable securities	$17	$—	$5,685	$5,702

Liabilities:
Derivative contracts	$493	$—	$686	$1,179

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s marketable securities at January 31, 2010 and July 31, 2009 included auction rate securities with a cost of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3.

The Company’s investments in hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying condensed consolidated balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the accounting standards relating to investments in limited partnerships and in limited liability companies. The Company’s investments in hedge funds are therefore excluded from the fair value measurements table above.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, and (2) an embedded derivative in a structured note that must be bifurcated, which was classified as Level 3. The fair values of the structured note, which was included in marketable securities and was classified as Level 3, and the embedded derivative were estimated primarily based on pricing information from the counterparty. This structured note matured in November 2009.

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31, 2010		Three Months Ended January 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$5,577	$(888)	$14,405	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	(156)	488	(336)	(2,688)
Included in other comprehensive loss	8	—	550	—
Purchases, sales, issuances and settlements	(5,000)	400	(9,000)	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$429	$—	$5,619	$(2,843)

The amount of total gains or losses for the period included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$—	$(336)	$(2,688)

	Six Months Ended January 31, 2010		Six Months Ended January 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$5,685	$(686)	$53,265	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	(156)	286	(8,571)	(2,688)
Included in other comprehensive loss	(100)	—	3,005	—
Purchases, sales, issuances and settlements	(5,000)	400	(42,080)	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$429	$—	$5,619	$(2,843)

The amount of total gains or losses for the period included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$—	$(6,650)	$(2,688)

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At January 31, 2010 and July 31, 2009, the carrying value of the Company’s trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations—current portion, notes payable—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At January 31, 2010 and July 31, 2009, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations and the Company’s other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

Note 5—Derivative Instruments

The primary risks managed by the Company using derivative instruments are commodity price risk and interest rate risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. An interest rate swap was used until June 2009 to achieve a fixed interest rate on a portion of the Company’s variable-rate debt. In addition, one of the Company’s marketable securities was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of January 31, 2010, IDT Energy had the following outstanding forward contract:

Commodity	Settlement Date	Volume
Natural gas	March 2010	77,500 mmbtu

The Company had an interest rate swap related to the variable rate obligations secured by a building. In June 2009, the building was sold, at which time the obligation was repaid and the interest rate swap was canceled.

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	January 31, 2010	July 31, 2009
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$139	$493
Structured note embedded derivative	Other current liabilities	—	686

Total liability derivatives		$139	$1,179

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain (Loss)	January 31,		January 31,
Derivatives not designated or not qualifying as hedging instruments	Recognized on Derivatives	2010	2009	2010	2009
		(in thousands)
Energy contracts	Direct cost of revenues	$155	$(288)	$355	$(777)
Interest rate contracts	Other income (expense), net	—	(375)	—	(375)
Structured note embedded derivative	Other income (expense), net	488	(2,313)	286	(2,313)

Total		$643	$(2,976)	$641	$(3,465)

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

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC beginning with Total’s acquisition of a 50% interest in AMSO, LLC. The investment in AMSO, LLC is included in “Investments-long-term” in the consolidated balance sheet and equity in net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations.

	Six Months Ended January 31, 2010	Period from March 2, 2009 to July 31, 2009
	(in thousands)
Balance, beginning of period	$278	$(65)
Capital contributions	744	1,074
Equity in net loss of AMSO, LLC	(712)	(731)

Balance, end of period	$310	$278

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

At January 31, 2010, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $7.4 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at January 31, 2010 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(807)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1,818)

EsEstimated maximum exposure to additional loss	$7,375

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

Summarized unaudited balance sheet data of AMSO, LLC is as follows:

	January 31, 2010	July 31, 2009
	(in thousands)
Assets
Cash and cash equivalents	$2,231	$2,088
Other current assets	369	451
Equipment, net	20	8
Other assets	433	—

Total assets	$3,053	$2,547

Liabilities and members’ interests
Current liabilities	$1,114	$960
Other liabilities	194	—
Members’ interests	1,745	1,587

Total liabilities and members’ interests	$3,053	$2,547

Summarized unaudited statement of operations data of AMSO, LLC is as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	1,712	2,330	3,559	3,026

Total costs and expenses	1,712	2,330	3,559	3,026

Net loss	$(1,712)	$(2,330)	$(3,559)	$(3,026)

Note 7—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2010
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2009	$176,294	$3,148	$179,442
Repurchases of common stock and Class B common stock through repurchase program	(1,723)	—	(1,723)
Distributions	—	(1,694)	(1,694)
CTM Spin-Off	(14,169)	(1,617)	(15,786)
Stock based compensation	1,890	—	1,890
Comprehensive loss:
Net income	228	34	262
Other comprehensive loss	(33)	—	(33)

Comprehensive income	195	34	229

Balance, January 31, 2010	$162,487	$(129)	$162,358

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 15).

On October 21, 2009, upon the retirement of Mr. James A. Courter as the Company’s Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of the Company’s Class B common stock. All of the restricted shares were vested on the date of grant. In the six months ended January 31, 2010, the Company recognized $0.6 million of stock based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by the Company and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange 0.2 million of the shares of the Company’s Class B common stock for the number of shares of common stock of Genie Energy Corporation equal to 1% of the outstanding equity of Genie Energy Corporation as of October 21, 2009. Genie Energy Corporation was organized in August 2009 and will be comprised of IDT Energy and Alternative Energy (which consists of AMSO and the Company’s interest in Israel Energy Initiatives, Ltd.).

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. The Company recognized compensation cost related to this agreement of $0.2 million and $0.4 million in the three and six months ended January 31, 2010, respectively, and $0.1 million in the three and six months ended January 31, 2009.

On November 5, 2008, the Company amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of the Company’s Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. The Company recognized compensation cost related to this agreement of $0.2 million in the three and six months ended January 31, 2010 and $0.1 million in the three and six months ended January 31, 2009.

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. On December 17, 2008, the Company’s Board of Directors increased the aggregate number of shares of the Company’s Class B common stock and common stock, without regard to class, that the Company is authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the six months ended January 31, 2010, the Company repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.7 million. In the six months ended January 31, 2009, the Company repurchased an aggregate of 1.4 million shares of Class B common stock and 1.0 million shares of common stock for an aggregate purchase price of $5.1 million. As of January 31, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Note 8—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include non-vested restricted stock and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Basic weighted-average number of shares	20,563	22,872	20,377	23,596
Effect of dilutive securities:
Non-vested restricted common stock	466	—	382	—
Non-vested restricted Class B common stock	424	—	268	—

Diluted weighted-average number of shares	21,453	22,872	21,027	23,596

The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	At January 31,
	2010	2009
	(in thousands)
Stock options	883	2,101
Non-vested restricted common stock	—	883
Non-vested restricted Class B common stock	—	1,644

Total	883	4,628

For the three and six months ended January 31, 2010, outstanding stock options were not included in the diluted earnings per share because they were anti-dilutive, since the exercise prices of the stock options were greater than the average market price of the Company’s stock during the periods. For the three and six months ended January 31, 2009, the diluted earnings per share equals basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and non-vested restricted stock would have been anti-dilutive.

Note 9—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$3,919	$(62,539)	$262	$(100,161)
Foreign currency translation adjustments	(1,235)	(2,836)	67	(14,065)
Unrealized gains (loss) on available-for-sale securities	8	490	(100)	2,998

Comprehensive income (loss)	2,692	(64,885)	229	(111,228)
Comprehensive (income) loss attributable to noncontrolling interests	(210)	553	(34)	917

Comprehensive income (loss) attributable to IDT Corporation	$2,482	$(64,332)	$195	$(110,311)

Note 10—Impairments

The Company’s impairments by business segment consist of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Telecom Platform Services	$(28)	$13	$—	$13
All Other	—	8,787	(106)	8,787

Total	$(28)	$8,800	$(106)	$8,800

The Company recorded aggregate impairment charges of $8.8 million in the three and six months ended January 31, 2009 of which $5.3 million related to Federal Communications Commission (“FCC”) licenses and $3.5 million related to other assets. IDT Spectrum, which is included in All Other, holds a significant number of FCC licenses for commercial fixed wireless spectrum. Certain events and circumstances in the three months ended January 31, 2009 indicated that these FCC licenses may be impaired. IDT Spectrum recorded impairment in the three months ended January 31, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The Company estimated the fair value of these FCC licenses based on IDT Spectrum’s continuing operating losses and projected losses for the foreseeable future. Also in the three months ended January 31, 2009, the Company recorded an impairment of $3.5 million which reduced the carrying value of a building held for sale. The building was sold in June 2009.

Note 11—Restructuring Charges

The Company’s restructuring charges by business segment consist of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in thousands)
Telecom Platform Services	$638	$4,670	$578	$3,890
IDT Energy	63	—	63	15
All Other	52	287	24	938
Corporate	879	1,013	1,004	2,341

Total	$1,632	$5,970	$1,669	$7,184

The restructuring charges in the three and six months ended January 31, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of January 31, 2010, these programs resulted in the termination of approximately 1,590 employees since the third quarter of fiscal 2006. As of January 31, 2010, the Company had a total of approximately 1,170 employees, of which approximately 840 are located in the United States and approximately 330 are located at the Company’s international operations. The Telecom Platform Services segment’s restructuring charges in the six months ended January 31, 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees. The restructuring charges in the six months ended January 31, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.4 million in Corporate and $0.8 million in Telecom Platform Services.

The following table summarizes the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2009	Charged to Expense	Payments	Balance at January 31, 2010
	(in thousands)
IDT Telecom	$2,918	$578	$(2,419)	$1,077
IDT Energy	—	63	(63)	—
All Other	16	24	(15)	25
Corporate	3,622	1,004	(1,702)	2,924

Total	$6,556	$1,669	$(4,199)	$4,026

Note 12—Business Segment Information

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

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, in New York State. The Alternative Energy segment consists of AMSO, which holds and manages the Company’s 50% interest in AMSO, LLC, the Company’s U.S. oil shale initiative, and the Company’s 89% interest in Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture. All Other includes (1) Zedge, a worldwide destination for the discovery and distribution of mobile content, (2) certain real estate and (3) other smaller businesses. Corporate costs include certain services, such as corporate compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Alternative Energy	All Other	Corporate	Total
Three Months Ended January 31, 2010
Revenues	$290,417	$9,922	$60,746	$—	$1,587	$—	$362,672
Operating income (loss)	137	3,152	11,780	(1,115)	(2,354)	(3,970)	7,630
Impairments	(28)	—	—	—	—	—	(28)
Restructuring charges	638	—	63	—	52	879	1,632

Three Months Ended January 31, 2009
Revenues	$293,951	$14,139	$93,892	$—	$1,959	$—	$403,941
Operating (loss) income	(6,059)	6,136	16,440	(3,966)	(11,407)	(7,342)	(6,198)
Impairments	13	—	—	—	8,787	—	8,800
Restructuring charges	4,670	—	—	—	287	1,013	5,970

Six Months Ended January 31, 2010
Revenues	$565,601	$20,289	$101,059	$—	$3,052	$—	$690,001
Operating (loss) income	(4,643)	7,028	22,274	(2,611)	(4,327)	(9,936)	7,785
Impairments	—	—	—	—	(106)	—	(106)
Restructuring charges	578	—	63	—	24	1,004	1,669

Six Months Ended January 31, 2009
Revenues	$614,091	$29,540	$161,052	$—	$3,050	$—	$807,733
Operating (loss) income	(15,356)	11,724	27,544	(4,842)	(17,265)	(20,054)	(18,249)
Impairments	13	—	—	—	8,787	—	8,800
Restructuring charges	3,890	—	15	—	938	2,341	7,184

Note 13—Legal Proceedings

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

On May 15, 2009, T-Mobile USA, Inc. (“T-Mobile”) filed a complaint (which was subsequently amended) against a subsidiary of the Company, IDT Domestic Telecom, Inc. (“Domestic Telecom”), in the Superior Court of the State of Washington, King County. The complaint alleges that Domestic Telecom breached a Wholesale Supply Agreement entered into between T-Mobile and Domestic Telecom in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that Domestic Telecom purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court recently denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties have commenced discovery. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. This matter is in its early stages and therefore the Company is unable to form an estimate of any potential liabilities to the Company related to this matter.

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants are systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they have bought. The Company sought an injunction barring the defendants from continuing their false promises as well as money damages and asserts that the defendants have violated the federal Lanham Act as well as several states’ false advertising and deceptive trade practices statutes. On May 9, 2007, the judge denied the Company’s motion for a preliminary injunction, which decision was affirmed by the Court of Appeals for the Third Circuit. In 2007, the Company settled with five of the defendant groups and the litigation continued against certain defendants affiliated with STi Prepaid, LLC (“STi defendants”). On January 29, 2010, the Company and the STi defendants reached a settlement in principle and the parties are currently negotiating the terms of the settlement agreement.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. A request has been filed with the United States Patent and Trademark Office (“USPTO”) to reexamine the patents in question. All of our claims were initially rejected, and we were given the opportunity to respond. We responded to those rejections and we await the next office action from the USPTO.

On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that IDT Corporation, Net2Phone, Inc., IDT Telecom, Inc. and UTA infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay for infringement of Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. Expert reports are due on April 1, 2010 and a trial date is set for August 23, 2010 in the Arkansas litigation.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division granted summary judgment in favor of defendants dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On November 17, 2009, the Company sent the defendants a letter demanding that they comply with their obligations under the settlement agreement. The parties are engaged in discussions about the Wavelengths.

On March 29, 2004, D. Michael Jewett (“Plaintiff”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Plaintiff filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, the Court issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Plaintiff’s direct supervisor. The Court also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint, and dismissed Plaintiff’s abuse of process and defamation claims with prejudice. However, the Court denied the Company’s motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss Plaintiff’s IIED claim in the amended supplemental complaint, which the Plaintiff opposed. On February 19, 2008, the Court issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. Fact discovery and expert discovery is complete. On February 25, 2010, the Company filed a motion for summary judgment. The Plaintiff’s opposition is due on March 29, 2010.

On April 1, 2004, Plaintiff sent a copy of his complaint to the United States Attorney’s Office because in his complaint, Plaintiff alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

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

Note 14—Commitments and Contingencies

The Company had purchase commitments and other obligations of $1.8 million as of January 31, 2010.

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

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.5 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.2 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was recently transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. The Company cannot be certain of the ultimate outcome of this matter at this time. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, payroll tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which the Company has accrued an aggregate of $5.8 million as of January 31, 2010. Management of the Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

As of January 31, 2010, the Company had letters of credit outstanding totaling $20.8 million, the majority of which expire by January 31, 2011. As of January 31, 2010 and July 31, 2009, cash and cash equivalents of $19.7 million and $65.0 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. Also, as of July 31, 2009, marketable securities of $5.1 million were restricted primarily against letters of credit, and were included in “Marketable securities” in the Company’s condensed consolidated balance sheet. The letters of credit outstanding at January 31, 2010 and July 31, 2009 were collateral to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas in New York State. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $6.4 million at January 31, 2010.

As of January 31, 2010 and July 31, 2009, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

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

Note 15—Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

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

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. In January 2010, the FASB amended the accounting standard relating to noncontrolling interests in consolidated financial statements (1) to address implementation issues related to the changes in ownership provisions of the standard and (2) to expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the standard. These amendments were effective for the Company when they were issued by the FASB. The adoption of the amendments to this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In January 2010, the FASB amended the accounting standard relating to extractive activities-oil and gas to align its oil and gas reserve estimation and disclosure requirements with the requirements of the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, that was issued on December 31, 2008. The amendments are designed to modernize and update the oil and gas disclosure requirements and related definitions to align them with current practices and changes in technology. One of the provisions of the amendments is the expansion of the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction. AMSO, LLC and Israel Energy Initiatives, Ltd. are currently performing research and development activities. Their activities will meet the new definition of oil- and gas-producing activities if and when either of them begins extraction or production of saleable hydrocarbons from oil shale. If and when this occurs, AMSO, LLC or Israel Energy Initiatives, Ltd. will comply with the amended disclosure requirements, as well as begin to account for their activities using one of the two accounting methods for oil and gas production under U.S. GAAP, namely full-cost or successful-efforts.

In January 2010, the FASB amended the accounting standard relating to fair value measurements primarily to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The Company is required to adopt these changes to its disclosures about fair value measurements on February 1, 2010, except for certain of the disclosures about the activity within Level 3, which are required to be adopted on August 1, 2011. The Company does not expect the adoption of these changes to its disclosures about fair value measurements to have an impact on its financial position, results of operations or cash flows.

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

In accordance with Item 10(f)(1)(i) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million as of January 29, 2010, the last business day of our second fiscal quarter. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q.

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

Overview

General

We are a consumer services focused, multinational holding company with operations primarily in the telecommunications and energy industries. Our principal businesses consist of:

●
IDT Telecom, which is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. Consumer Phone Services provides consumer local and long distance services in the United States.

●
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

Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution of the common stock of CTM Media Holdings, Inc., or CTM Holdings, to our stockholders of record as of the close of business on August 3, 2009. CTM Holdings’ businesses at the time of the CTM Spin-Off included CTM Media Group, IDW Publishing and WMET 1160AM. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of our stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Prior to the CTM Spin-Off, we provided certain services to CTM Holdings’ subsidiaries. We and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, we provide certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. In the three and six months ended January 31, 2010, our selling, general and administrative expenses were reduced by $0.4 million and $0.6 million, respectively, for the amounts charged to CTM Holdings. At January 31, 2010, other current assets included $0.2 million due from CTM Holdings.

We and CTM Holdings entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, we indemnify CTM Holdings from all liability for taxes of CTM Holdings and its subsidiaries for periods ending on or before September 14, 2009, and CTM Holdings indemnifies us from all liability for taxes of CTM Holdings and its subsidiaries accruing after September 14, 2009. Also, for periods ending on or before September 14, 2009, we shall have the right to control the conduct of any audit, examination or other proceeding brought by a taxing authority. CTM Holdings shall have the right to participate jointly in any proceeding that may affect its tax liability unless we have indemnified CTM Holdings. Finally, CTM Holdings and its subsidiaries agreed not to carry back any net operating losses, capital losses or credits for any taxable period ending after September 14, 2009 to a taxable period ending on or before September 14, 2009 unless required by applicable law, in which case any refund of taxes attributable to such carry back shall be for our account.

Hillview Avenue Realty, LLC

On July 31, 2009, Hillview Avenue Realty, LLC, or Hillview, a majority owned subsidiary of ours, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The property consisted of two interconnected office buildings located on 6.68 acres. The sales price was $62.7 million. Our proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. This sale met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of the property are classified as discontinued operations for all periods presented.

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

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. Loss on sale of discontinued operations in the three and six months ended January 31, 2010 of $0.1 million and $0.2 million, respectively, included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on sale of discontinued operations in the six months ended January 31, 2009 of $0.2 million included compensation which arose from and was directly related to the operations of IDT Entertainment prior to its disposal.

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net (loss) income of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2010	2009	2010	2009
	(in millions)
Revenues:
CTM Holdings and subsidiaries	$—	$7.2	$4.0	$16.3
Hillview	—	1.7	—	3.3
UTA DR	—	18.3	—	29.4
EGB	—	6.2	—	13.1
IDT Carmel	—	6.7	—	15.6

Total	$—	$40.1	$4.0	$77.7

(Loss) income before income taxes:
CTM Holdings and subsidiaries	$(0.2)	$(2.7)	$—	$(2.7)
Hillview	—	0.1	—	(0.2)
UTA DR	—	(0.4)	—	(0.4)
EGB	—	(0.6)	—	(1.3)
IDT Carmel	—	(35.3)	—	(36.0)

Total	$(0.2)	$(38.9)	$—	$(40.6)

Net (loss) income:
CTM Holdings and subsidiaries	$(0.2)	$(2.7)	$(0.2)	$(2.9)
Hillview	—	0.1	—	(0.2)
UTA DR	—	(0.4)	—	(0.4)
EGB	—	(0.6)	—	(1.3)
IDT Carmel	—	(35.3)	—	(36.0)

Total	$(0.2)	$(38.9)	$(0.2)	$(40.8)

European Prepaid Payment Services Business

On July 9, 2009, we entered into an agreement for the sale of the capital stock of IDT Financial Services Holding Limited, or IDT Financial Services, our European prepaid payment services business. IDT Financial Services provides prepaid MasterCard® products in the United Kingdom under the “Prime Card” brand. In the fourth quarter of fiscal 2009, IDT Financial Services met the criteria to be classified as held for sale and reported as discontinued operations. On October 31, 2009, as a result of certain events that indicated that the buyer was unlikely to complete the transaction, we concluded that the sale was no longer probable. Therefore, IDT Financial Services no longer met the criteria to be classified as held for sale and reported as discontinued operations. Accordingly, the assets, liabilities, results of operations and cash flows of IDT Financial Services are classified as continuing operations for all periods presented. We currently intend to operate and further develop IDT Financial Services.

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

At January 31, 2010, our estimated maximum exposure to additional loss as a result of the required investment in AMSO, LLC was $7.4 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at January 31, 2010 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(0.8)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1.8)

EsEstimated maximum exposure to additional loss	$7.4

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

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 84.9% of our total revenues from continuing operations in the six months ended January 31, 2010, compared to 79.7% in the six months ended January 31, 2009.

In all of our significant IDT Telecom lines of business, our competitors continue to aggressively price their services. In addition, we often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, revenues and profits. We also have noticed a gradual shift in demand industry-wide away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling cards. In our wholesale markets as well, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes, thereby reducing revenues.

We believe that recent trends of declining immigration in the United States may be negatively impacting the size of our potential customer base. Since immigrants are a target customer base for our calling card business, their declining rate may have adversely affected our revenues and profitability in that business. If these immigration trends continue or accelerate, our calling card revenues and profitability may continue to be adversely affected.

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into considerably less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At January 31, 2010, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $48.6 million and the mortgage payable balance was $25.6 million. At January 31, 2010, we evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Results of Operations

Three and Six Months Ended January 31, 2010 Compared to Three and Six Months Ended January 31, 2009

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Revenues
IDT Telecom	$300.3	$308.1	$(7.8)	(2.5)%	$585.9	$643.6	$(57.7)	(9.0)%
IDT Energy	60.8	93.9	(33.1)	(35.3)	101.1	161.1	(60.0)	(37.3)
Alternative Energy	—	—	—	—	—	—	—	—
All Other	1.6	1.9	(0.3)	(19.0)	3.0	3.0	—	—

Total revenues	$362.7	$403.9	$(41.2)	(10.2)%	$690.0	$807.7	$(117.7)	(14.6)%

Revenues. The decrease in IDT Telecom revenues in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 resulted from revenue declines in both of the IDT Telecom segments. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 13.2% from 4.65 billion in the three months ended January 31, 2009 to 5.26 billion in the three months ended January 31, 2010, and increased 3.3% from 9.73 billion in the six months ended January 31, 2009 to 10.04 billion in the six months ended January 31, 2010. The decrease in IDT Energy revenues in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was primarily the result of declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs and, secondarily, due to a decline in consumption. As of January 31, 2010, IDT Energy’s customer base consisted of approximately 366,000 meters compared to 408,000 meters as of January 31, 2009.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$288.5	$310.0	$(21.5)	(6.9)%	$546.7	$623.0	$(76.3)	(12.2)%
Selling, general and administrative	54.6	66.3	(11.7)	(17.6)	111.7	151.9	(40.2)	(26.4)
Depreciation and amortization	8.4	12.2	(3.8)	(30.5)	17.8	25.0	(7.2)	(28.8)
Bad debt	0.5	2.1	(1.6)	(78.2)	0.9	3.7	(2.8)	(75.8)
Research and development	1.4	4.7	(3.3)	(70.8)	3.5	6.4	(2.9)	(45.3)
Impairments	—	8.8	(8.8)	(100.0)	(0.1)	8.8	(8.9)	(101.2)
Restructuring charges	1.6	6.0	(4.4)	(72.7)	1.7	7.2	(5.5)	(76.8)

Total costs and expenses	$355.0	$410.1	$(55.1)	(13.4)%	$682.2	$826.0	$(143.8)	(17.4)%

Direct Cost of Revenues. The decrease in direct cost of revenues in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was primarily due to the decline in direct cost of revenues of IDT Energy. The decrease in IDT Energy’s direct cost of revenues was primarily due to significant decreases in the average unit costs of electricity and natural gas.  Direct cost of revenues of IDT Telecom increased in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 primarily due to the effect of changes in foreign currency exchange rates, as well as a result of the increase in minutes of use volume, partially offset by lower average termination cost per minute. Direct cost of revenues of IDT Telecom decreased in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 as a result of the lower average termination cost per minute and a declining customer base in our Consumer Phone Services segment, partially offset by the effect of changes in foreign currency exchange rates. Overall gross margin decreased from 23.3% and 22.9% in the three and six months ended January 31, 2009, respectively, to 20.5% and 20.8% in the three and six months ended January 31, 2010, respectively, due to the decline in gross margins in IDT Telecom partially offset by an increase in gross margins in IDT Energy.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was due to reductions in the selling, general and administrative expenses of IDT Telecom, IDT Energy and Corporate. These reductions were largely due to our cost savings program and reductions in force instituted in fiscal 2008 and fiscal 2009. We successfully executed the majority of our cost-cutting initiatives in fiscal 2009, such that our current level of selling, general and administrative expenses offer comparatively modest opportunities for additional reductions.

The reduction in IDT Telecom’s selling, general and administrative expenses was primarily due to significant reductions in headcount and compensation. In addition, IDT Telecom’s legal services and facilities costs declined in the six months ended January 31, 2010 compared to the similar period in fiscal 2009. IDT Energy’s selling, general and administrative expenses decreased due primarily to decreases in customer acquisition costs, compensation expense and purchase of receivable (or POR) fees. Corporate general and administrative expenses decreased primarily due to decreases in payroll and related expenses, consulting fees and charitable contributions, partially offset by an increase in stock-based compensation expense. In addition, reductions in medical benefits expense as a result of a smaller workforce and changes to our healthcare plan contributed to the decrease in consolidated selling, general and administrative expenses in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 16.4% and 18.8% in the three and six months ended January 31, 2009, respectively, to 15.1% and 16.2% in the three and six months ended January 31, 2010, respectively, as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $0.7 million and $1.9 million in the three and six months ended January 31, 2010, respectively, compared to $0.6 million and $1.9 million in the three and six months ended January 31, 2009, respectively.

On October 21, 2009, upon the retirement of Mr. James A. Courter as our Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of our Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of our Class B common stock. All of the restricted shares were vested on the date of grant. In the six months ended January 31, 2010, we recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by us and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange 0.2 million of the shares of our Class B common stock for the number of shares of common stock of Genie Energy Corporation equal to 1% of the outstanding equity of Genie Energy Corporation as of October 21, 2009. Genie Energy Corporation was organized in August 2009 and will be comprised of our Genie Energy division.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. We recognized compensation cost related to this agreement of $0.2 million and $0.4 million in the three and six months ended January 31, 2010, respectively, and $0.1 million in the three and six months ended January 31, 2009.

On November 5, 2008, we amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of our Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. We recognized compensation cost related to this agreement of $0.2 million in the three and six months ended January 31, 2010 and $0.1 million in the three and six months ended January 31, 2009.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

Bad Debt Expense. Bad debt expense decreased in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 due to decreases in IDT Telecom and IDT Energy’s bad debt expense. The decrease in IDT Telecom’s bad debt expense was primarily due to improved marketplace credit conditions particularly within our U.S. retail operations. The decrease in IDT Energy’s bad debt expense was due primarily to the transition to a POR program beginning in the third quarter of fiscal 2009 of a significant portion of IDT Energy’s receivables that were not previously included in a POR program.

Research and Development. Research and development expenses consist of the following:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in millions)
Telecom Platform Services Segment:
Fabrix T.V., Ltd.	$0.6	$0.7	$1.5	$1.6
Alternative Energy Segment:
Israel Energy Initiatives, Ltd.	0.8	1.7	2.0	1.8
AMSO	—	2.3	—	3.0

Total research and development expenses	$1.4	$4.7	$3.5	$6.4

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

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D lease area.

Impairments. Impairments consist of the following:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in millions)
All Other:
Other assets	$—	$3.5	$(0.1)	$3.5
FCC licenses	—	5.3	—	5.3

Total impairments	$—	$8.8	$(0.1)	$8.8

In the three months ended January 31, 2009, we recorded an impairment of $3.5 million which reduced the carrying value of a building held for sale. The building was sold in June 2009. In addition, IDT Spectrum, which is included in All Other, holds a significant number of Federal Communications Commission, or FCC, licenses for commercial fixed wireless spectrum. Certain events and circumstances in the three months ended January 31, 2009 indicated that these FCC licenses may be impaired. IDT Spectrum recorded impairment in the three months ended January 31, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. We estimated the fair value of these FCC licenses based on IDT Spectrum’s continuing operating losses and projected losses for the foreseeable future.

Restructuring Charges. Restructuring charges in the three and six months ended January 31, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. As of January 31, 2010, these programs resulted in the termination of approximately 1,590 employees since the third quarter of fiscal 2006. As of January 31, 2010, we had a total of approximately 1,170 employees, of which approximately 840 are located in the United States and approximately 330 are located at our international operations. The restructuring charges in the six months ended January 31, 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain IDT Telecom employees. In addition, the restructuring charges in the six months ended January 31, 2009 included costs for the shutdown or consolidation of certain facilities of $0.4 million in Corporate and $0.8 million in Telecom Platform Services.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2009	Charged to Expense	Payments	Balance at January 31, 2010
	(in millions)
IDT Telecom	$3.0	$0.6	$(2.5)	$1.1
IDT Energy	—	—	—	—
All Other	—	—	—	—
Corporate	3.6	1.0	(1.7)	2.9

Total	$6.6	$1.6	$(4.2)	$4.0

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Income (loss) from operations	$7.6	$(6.1)	$13.7	223.1%	$7.8	$(18.2)	$26.0	142.7%
Interest expense, net	(2.0)	(0.6)	(1.4)	(267.2)	(3.3)	(0.2)	(3.1)	nm
Other income (expense), net	0.1	(10.7)	10.8	101.0	(1.1)	(31.7)	30.6	96.6
Provision for income taxes	(1.6)	(6.2)	4.6	73.6	(2.8)	(9.0)	6.2	69.0

Income (loss) from continuing operations	4.1	(23.6)	27.7	117.5	0.6	(59.1)	59.7	101.1
Loss from discontinued operations	(0.2)	(38.9)	38.7	99.4	(0.4)	(41.0)	40.6	99.1

Net income (loss)	3.9	(62.5)	66.4	106.3	0.2	(100.1)	100.3	100.3
Net (income) loss attributable to noncontrolling interests	(0.2)	0.6	(0.8)	(138.0)	—	0.9	(0.9)	(103.7)

Net income (loss) attributable to IDT Corporation	$3.7	$(61.9)	$65.6	106.0%	$0.2	$(99.2)	$99.4	100.2%
_______________
nm—not meaningful

Interest Expense, net. The increase in interest expense, net in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was primarily due to a decrease in interest income as a result of lower interest bearing cash, cash equivalents and marketable securities balances, as well as finance charges of $0.5 million and $0.8 million in the three and six months ended January 31, 2010, respectively from the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP) dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas in New York State.

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in millions)
Other than temporary decline in value of marketable securities	$—	$(0.3)	$—	$(6.7)
Losses on investments	(0.7)	(8.9)	(1.6)	(22.0)
Equity in net loss of AMSO, LLC	(0.3)	—	(0.7)	—
Foreign currency transaction gains	0.5	1.2	0.7	1.2
Other	0.6	(2.7)	0.5	(4.2)

Total other income (expense), net	$0.1	$(10.7)	$(1.1)	$(31.7)

In the three and six months ended January 31, 2009, other income (expense), net included other than temporary decline in value of $0.3 million and $6.7 million, respectively, related to auction rate securities.

Income Taxes. Income tax expense decreased in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 due primarily to a decrease in interest on income taxes, which is classified as a component of income tax expense, as well as a decrease in foreign income tax expense. Interest on income taxes was $0.1 million and $0.4 million in the three and six months ended January 31, 2010, respectively, compared to $1.7 million and $4.0 million in the three and six months ended January 31, 2009, respectively. Our foreign income tax expense results from income generated by certain of our foreign subsidiaries that cannot be offset against losses of our other foreign subsidiaries.

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

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$290.4	$294.0	$(3.6)	(1.2)%	$565.6	$614.1	$(48.5)	(7.9)%
Consumer Phone Services	9.9	14.1	(4.2)	(29.8)	20.3	29.5	(9.2)	(31.3)

Total revenues	$300.3	$308.1	$(7.8)	(2.5)%	$585.9	$643.6	$(57.7)	(9.0)%

Minutes of use
Retail calling cards	2,704	2,493	211	8.4%	5,059	5,165	(106)	(2.0)%
Wholesale carrier	2,557	2,153	404	18.8	4,985	4,562	423	9.3

Total minutes of use	5,261	4,646	615	13.2%	10,044	9,727	317	3.3%

Average revenue per minute
Retail calling cards	$0.0636	$0.0716	$(0.0080)	(11.2)%	$0.0659	$0.0713	$(0.0054)	(7.7)%
Wholesale carrier	0.0464	0.0536	(0.0072)	(13.6)	0.0466	0.0538	(0.0072)	(13.4)

Total average revenue per minute	$0.0552	$0.0633	$(0.0081)	(12.7)%	$0.0563	$0.0631	$(0.0068)	(10.8)%

Revenues. We experienced revenue declines in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 in both of the IDT Telecom segments. As a percentage of IDT Telecom’s total revenues from continuing operations, Telecom Platform Services revenues increased from 95.4% in the six months ended January 31, 2009 to 96.5% in the six months ended January 31, 2010, and Consumer Phone Services revenues decreased from 4.6% in the six months ended January 31, 2009 to 3.5% in the six months ended January 31, 2010.

Telecom Platform Services revenues declined 1.2% and 7.9% in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009 primarily due to lower total revenues in our retail business, as well as lower revenues in our wholesale carrier business in the six months ended January 31, 2010 compared to the similar period in fiscal 2009. The decrease in Telecom Platform Services revenues was partially offset by the effect of changes in foreign currency exchange rates, which increased revenues by approximately $8.7 million and $5.5 million in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009. U.S. and South America calling card revenues fell in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 primarily due to continued competitive pressures. In addition, particularly in the U.S., we are experiencing a gradual shift in demand industry-wide away from calling cards and into wireless and IP-based products and services. Europe and Asia retail revenue increased in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 on the strength of aggressive pricing and new calling card offerings.

 International mobile top-up calling cards, or IMTU cards, experienced strong revenue growth in fiscal 2010, which partially offset the decline in our U.S. core calling card business. IMTU cards enable customers to transfer minutes purchased in the U.S. directly to accounts held by friends and family at participating wireless carriers overseas. We are continuing to expand the IMTU card product line in the U.S., and we expect to add new destinations in the coming year.

Wholesale carrier revenue increased 2.6% in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 primarily due to an increase in minutes of use. Wholesale carrier revenue declined 5.4% in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 despite growth in wholesale carrier minutes of use, because pricing competition in this market continues to intensify.

Total minutes of use for Telecom Platform Services increased 13.2% and 3.3% in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities increased 18.8% and 9.3% in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009 as a result of lower prices that generated more traffic to our network.

Minutes of use from our retail activities increased 8.4% in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 and decreased 2.0% in the six months ended January 31, 2010 compared to the similar period in fiscal 2009. In fiscal 2010, minutes of use of our calling card businesses in Europe and Asia have increased compared to the similar periods in fiscal 2009, and minutes of use of our calling card businesses in the United States and South America have decreased compared to the similar periods in fiscal 2009. Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 12.7% and 10.8% in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009. Average revenue per minute in our wholesale carrier business and our retail business decreased due primarily to continued aggressive competition, and our desire to compete for minutes of use growth.

Consumer Phone Services revenues declined 29.8% and 31.3% in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009 as we continue to fully harvest the business. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 23,500 as of January 31, 2010 compared to 35,900 as of January 31, 2009. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 85,900 as of January 31, 2010 compared to 116,300 as of January 31, 2009.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$239.3	$233.9	$5.4	2.3%	$467.2	$491.9	$(24.7)	(5.0)%
Consumer Phone Services	4.6	4.7	(0.1)	(3.3)	8.9	12.1	(3.2)	(25.9)

Total direct cost of revenues	$243.9	$238.6	$5.3	2.2%	$476.1	$504.0	$(27.9)	(5.5)%

Average termination cost per minute
Retail calling cards	$0.0492	$0.0531	$(0.0039)	(7.4)%	$0.0511	$0.0529	$(0.0018)	(3.3)%
Wholesale carrier	0.0416	0.0471	(0.0055)	(11.8)	0.0418	0.0480	(0.0062)	(12.8)

Total average termination cost per minute	$0.0455	$0.0503	$(0.0048)	(9.6)%	$0.0465	$0.0506	$(0.0041)	(8.0)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three months ended January 31, 2010 compared to the similar period in fiscal 2009 primarily due to the effect of changes in foreign currency exchange rates, as well as a result of the increase in minutes of use volume, partially offset by lower average termination cost per minute. Direct cost of revenues of IDT Telecom decreased in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 as a result of the lower average termination cost per minute and a declining customer base in our Consumer Phone Services segment, partially offset by the effect of changes in foreign currency exchange rates. The effect of changes in foreign currency exchange rates increased direct cost of revenues by approximately $7.9 million and $5.3 million in the three and six months ended January 31, 2010, respectively, compared to the similar periods in fiscal 2009. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment. In addition, Telecom Platform Services direct cost of revenues decreased due to reductions in connectivity costs. In May 2009, we completed the migration of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Direct cost of revenues in our Consumer Phone Services segment in the six months ended January 31, 2010 were also reduced by the reversal of $0.6 million that was originally recorded in a prior period.

	Three months ended January 31,		Change	Six months ended January 31,		Change
	2010	2009		2010	2009
Gross margin percentage
Telecom Platform Services	17.6%	20.4%	(2.8)%	17.4%	19.9%	(2.5)%
Consumer Phone Services	53.8	66.5	(12.7)	56.0	59.2	(3.2)

Total gross margin percentage	18.8%	22.6%	(3.8)%	18.7%	21.7%	(3.0)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009, which reflects pressures on the pricing of international long distance minutes of use, as a result of lower price offerings across both the wholesale carrier and retail business lines and the launch of new, lower margin, calling card offerings, as well as the growth in IMTU card sales, which is a relatively lower margin business.

Gross margins in our Consumer Phone Services segment decreased in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 primarily due to unusually low direct cost of revenues in the three months ended January 31, 2009 as the result of the reversal of certain costs that were originally recorded in a prior period. The decline in gross margins in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 would have been larger except for the reversal of direct cost of revenues of $0.6 million in the first quarter of fiscal 2010 that was originally recorded in a prior period.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$42.2	$48.9	$(6.7)	(13.6)%	$84.8	$106.7	$(21.9)	(20.5)%
Consumer Phone Services	1.9	2.8	(0.9)	(31.8)	3.8	6.1	(2.3)	(37.8)

Total selling, general and administrative expenses	$44.1	$51.7	$(7.6)	(14.6)%	$88.6	$112.8	$(24.2)	(21.4)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in IDT Telecom in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was primarily due to significant reductions in headcount and compensation. In addition, legal services and facilities costs declined in the six months ended January 31, 2010 compared to the similar period in fiscal 2009. Compensation and benefit costs are expected to decline in fiscal 2010 compared to prior periods as a result of the headcount reductions and other initiatives instituted in fiscal 2008 and fiscal 2009. Selling, general and administrative expenses in Consumer Phone Services decreased in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 as these costs are being continuously adjusted to the needs of the declining business. As a percentage of IDT Telecom’s total revenues from continuing operations, selling, general and administrative expenses decreased from 16.8% and 17.5% in the three and six months ended January 31, 2009, respectively, to 14.7% and 15.1% in the three and six months ended January 31, 2010, respectively, as IDT Telecom’s selling, general and administrative expenses decreased at a faster rate than its revenues.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$7.4	$10.7	$(3.3)	(31.2)%	$15.8	$21.8	$(6.0)	(27.8)%
Consumer Phone Services	—	0.1	(0.1)	(56.3)	—	0.4	(0.4)	(84.8)

Total depreciation and amortization	$7.4	$10.8	$(3.4)	(31.4)%	$15.8	$22.2	$(6.4)	(28.7)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and six months ended January 31, 2010 compared to the similar periods in fiscal 2009 was primarily due to property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Bad debt expense
Telecom Platform Services	$0.2	$1.1	$(0.9)	(82.5)%	$0.4	$3.6	$(3.2)	(87.7)%
Consumer Phone Services	0.3	0.4	(0.1)	(38.2)	0.5	(0.8)	1.3	158.7

Total bad debt expense	$0.5	$1.5	$(1.0)	(70.4)%	$0.9	$2.8	$(1.9)	(68.3)%

Bad Debt Expense. The decrease in total bad debt expense in the three months ended January 31, 2010 compared to the similar period in fiscal 2009, and in our Telecom Platform Services segment in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 was primarily due to improved marketplace credit conditions particularly within our U.S. retail operations. The increase in bad debt expense in our Consumer Phone Services segment in the six months ended January 31, 2010 compared to the similar period in fiscal 2009 was primarily due to evaluations of the outstanding receivables in the six months ended January 31, 2009 that resulted in unusually large reductions to the provisions.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Research and development expenses
Telecom Platform Services	$0.6	$0.7	$(0.1)	(15.9)%	$1.5	$1.6	$(0.1)	(6.0)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total research and development expenses	$0.6	$0.7	$(0.1)	(15.9)%	$1.5	$1.6	$(0.1)	(6.0)%

Research and Development. Research and development expenses in our Telecom Platform Services segment in the three and six months ended January 31, 2010 and 2009 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Restructuring charges
Telecom Platform Services	$0.6	$4.7	$(4.1)	(86.3)%	$0.6	$3.9	$(3.3)	(85.1)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total restructuring charges expenses	$0.6	$4.7	$(4.1)	(86.3)%	$0.6	$3.9	$(3.3)	(85.1)%

Restructuring Charges. The restructuring charges in the three and six months ended January 31, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The restructuring charges in the six months ended January 31, 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees. In addition, the restructuring charges in the six months ended January 31, 2009 included costs for the shutdown or consolidation of certain facilities of $0.8 million.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$0.2	$(6.0)	$6.2	102.3%	$(4.6)	$(15.3)	$10.7	69.8%
Consumer Phone Services	3.1	6.1	(3.0)	(48.6)	7.0	11.7	(4.7)	(40.1)

Total income (loss) from operations	$3.3	$0.1	$3.2	nm	$2.4	$(3.6)	$6.0	165.7%
_______________
nm—not meaningful

IDT Energy Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Revenues	$60.8	$93.9	$(33.1)	(35.3)%	$101.1	$161.1	$(60.0)	(37.3)%
Direct cost of revenues	44.4	71.1	(26.7)	(37.5)	70.1	118.0	(47.9)	(40.6)
Selling, general and administrative	4.5	5.8	(1.3)	(22.9)	8.6	14.5	(5.9)	(40.8)
Depreciation	—	—	—	—	—	0.1	(0.1)	(11.4)
Bad debt expense	—	0.6	(0.6)	(100.0)	—	0.9	(0.9)	(99.1)
Restructuring charges	0.1	—	0.1	nm	0.1	—	0.1	322.3

Income from operations	$11.8	$16.4	$(4.6)	(28.3)%	$22.3	$27.6	$(5.3)	(19.1)%
_______________
nm—not meaningful

Revenues. IDT Energy’s revenues consisted of electricity sales of $29.1 million and $61.9 million in the three and six months ended January 31, 2010, respectively, compared to $40.8 million and $94.7 million in the same periods in fiscal 2009, and natural gas sales of $31.7 million and $39.2 million in the three and six months ended January 31, 2010, respectively, compared to $53.1 million and $66.4 million in the same periods in fiscal 2009. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

IDT Energy’s electricity and natural gas revenues declined in the three and six months ended January 31, 2010 compared to the same periods in fiscal 2009 primarily reflecting declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs and, secondarily, due to a decline in consumption. The electric rates declined 25.7% and 32.6% in the three and six months ended January 31, 2010, respectively, compared to the same periods in fiscal 2009 and natural gas rates declined 26.3% and 29.9% in the three and six months ended January 31, 2010, respectively, compared to the same periods in fiscal 2009. Electric consumption declined 4.1% and 3.0% in the three and six months ended January 31, 2010, respectively, compared to the same periods in fiscal 2009 and natural gas consumption declined 19.1% and 15.9% in the three and six months ended January 31, 2010, respectively, compared to the same periods in fiscal 2009.

The decline in consumption is partially due to the decline in customers since January 31, 2009 and partially due to lower consumption per meter for natural gas. As of January 31, 2010, IDT Energy’s customer base consisted of approximately 366,000 meters (208,000 electric and 158,000 natural gas) compared to 408,000 meters (234,000 electric and 174,000 natural gas) as of January 31, 2009.

Partly as a result of the initiative to reorganize its sales teams and restructure its marketing approach that began during the fourth quarter of fiscal 2009, as well as the impact of relatively low energy prices, IDT Energy’s churn fell significantly compared to the same period in fiscal 2009, from 5.0% and 5.5% in the three and six months ended January 31, 2009, respectively, to 2.6% and 2.7% in the three and six months ended January 31, 2010, respectively.

The initiative to create a significantly smaller but better trained external sales force and restructure the marketing approach slowed the pace of new meter acquisitions during the fourth quarter of fiscal 2009 and in the three and six months ended January 31, 2010, resulting in gross meter acquisitions of 28,000 and 41,600 in the three and six months ended January 31, 2010, respectively, compared to 68,100 and 160,200 in the same periods in fiscal 2009. The reduction in electricity and natural gas rates in the three and six months ended January 31, 2010 compared to the same periods in fiscal 2009 also contributed to the reduction in new meter acquisitions since lower prices tend to decrease the productivity of IDT Energy’s sales and marketing efforts. New meter acquisitions were more than offset by customer churn in the three and six months ended January 31, 2010, which resulted in a net loss of approximately 6,400 and 31,400 meters, respectively. However, the net meter loss in December 2009 was relatively small and IDT Energy had a nominal increase in meters in January 2010. IDT Energy’s management anticipates returning to net meter growth during the third or fourth quarter of fiscal 2010, but does not expect to attain the gross acquisition levels that were realized prior to the reorganization and restructuring.

IDT Energy continues to monitor developments in other states with deregulated or deregulating markets and has begun to test several new markets for potential growth opportunities.

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $20.0 million and $40.1 million in the three and six months ended January 31, 2010, respectively, compared to $26.6 million and $61.3 million in the same periods in fiscal 2009, and cost of natural gas of $24.4 million and $30.0 million in the three and six months ended January 31, 2010, respectively, compared to $44.5 million and $56.7 million in the same periods in fiscal 2009. Direct cost of revenues for electricity and natural gas decreased in the three and six months ended January 31, 2010 compared to the same periods in fiscal 2009 primarily due to significant decreases in the average unit costs.

Gross margins in IDT Energy increased to 26.9% and 30.7% in the three and six months ended January 31, 2010, respectively, compared to 24.3% and 26.7% in the comparable periods in fiscal 2009. Comprising these figures were gross margins on electricity sales in the three and six months ended January 31, 2010 of 31.4% and 35.3%, respectively, compared to 35.0% and 35.2% in the comparable periods in fiscal 2009 and gross margins on natural gas sales in the three and six months ended January 31, 2010 of 22.7% and 23.2%, respectively, compared to 16.1% and 14.6% in the comparable periods in fiscal 2009. The gross margins on electricity sales decreased in the three months ended January 31, 2010 compared to the same period in fiscal 2009 because the decrease in IDT Energy’s average unit cost of electricity was less than the decrease in average rates charged to customers. In the three months ended January 31, 2009, IDT Energy’s average electric rates charged to customers, as well as the total electricity revenues, were exceptionally high. The gross margins on electricity sales was basically unchanged in the six months ended January 31, 2010 compared to the same period in fiscal 2009. The gross margins on natural gas sales increased in the three and six months ended January 31, 2010 compared to the same periods in fiscal 2009 primarily because IDT Energy’s average unit cost of natural gas decreased due to continuing favorable market conditions. The levels of gross margins achieved in fiscal 2009 and in the first half of fiscal 2010 may not be sustainable on a consistent basis going forward.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and six months ended January 31, 2010 as compared to the comparable periods in fiscal 2009 was due primarily to decreases in customer acquisition costs, compensation expense and purchase of receivables (or POR) fees. Customer acquisition costs decreased in the three and six months ended January 31, 2010 compared to the comparable periods in fiscal 2009 due to the decrease in the number of new customers acquired as described above. Compensation expense decreased in the three and six months ended January 31, 2010 compared to the comparable periods in fiscal 2009 primarily due to a decrease in bonus expense. The decrease in POR fees in the three and six months ended January 31, 2010 compared to the comparable periods in fiscal 2009 was due to the decrease in revenues, although POR fees as a percentage of IDT Energy’s revenues increased in the three and six months ended January 31, 2010 compared to the comparable periods in fiscal 2009 as a result of certain of the utilities’ annual increase in the fee. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 6.2% in the three months ended January 31, 2009 to 7.4% in the three months ended January 31, 2010 primarily because IDT Energy’s revenues were exceptionally high in the three months ended January 31, 2009. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 9.0% in the six months ended January 31, 2009 to 8.5% in the six months ended January 31, 2010 due to the decreases described above.

Bad Debt Expense. The decrease in bad debt expense in the three and six months ended January 31, 2010 compared to the comparable periods in fiscal 2009 was due primarily to the transition to a POR program beginning in the third quarter of fiscal 2009 of a significant portion of IDT Energy’s receivables that were not previously included in a POR program.

Restructuring Charges. The restructuring charges in the three and six months ended January 31, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force.

Alternative Energy Segment

Alternative Energy, which was previously included in All Other, is a reportable business segment beginning in the first quarter of fiscal 2010. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2010 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods. Alternative Energy does not currently generate any revenues, nor does it incur any direct cost of revenues.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
General and administrative expenses	$0.3	$(0.1)	$0.4	873.3%	$0.6	$—	$0.6	nm
Research and development	0.8	4.0	(3.2)	(80.8)	2.0	4.8	(2.8)	(58.2)%

Loss from operations	$1.1	$3.9	$(2.8)	(71.9)%	$2.6	$4.8	$(2.2)	(46.1)%
_______________
nm—not meaningful

Research and Development. Research and development expenses consist of the following:

	Three months ended January 31,		Six months ended January 31,
	2010	2009	2010	2009
	(in millions)
Israel Energy Initiatives, Ltd.	$0.8	$1.7	$2.0	1.8
AMSO	—	2.3	—	3.0

Total research and development expenses	$0.8	$4.0	$2.0	$4.8

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

IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in the first quarter of calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area by a local vendor. The resource appraisal plan includes drilling and coring six wells to depths of over 600 meters. The resource appraisal and characterization study also includes well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. The subsequent pilot stage is projected to be conducted during 2011, and commercial viability will be determined based on the results from the pilot as well as the process to obtain a commercial lease and all relevant environmental and other approvals.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations.

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

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
General and administrative expenses	$2.8	$6.0	$(3.2)	(53.2)%	$8.4	$17.1	$(8.7)	(51.0)%
Depreciation and amortization	0.3	0.3	—	(13.4)	0.5	0.7	(0.2)	(12.8)
Restructuring charges	0.9	1.0	(0.1)	(13.2)	1.0	2.3	(1.3)	(57.1)

Loss from operations	$4.0	$7.3	$(3.3)	(46.0)%	$9.9	$20.1	$(10.2)	(50.5)%

Corporate costs include certain services, such as corporate compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses, including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expenses decreased in the three and six months ended January 31, 2010 as compared to the similar periods in fiscal 2009 primarily due to decreases in payroll and related expenses, consulting fees and charitable contributions, partially offset by an increase in stock-based compensation expense. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses decreased from 1.5% and 2.1% in the three and six months ended January 31, 2009, respectively, to 0.8% and 1.2% in the three and six months ended January 31, 2010, respectively, because corporate general and administrative expenses decreased at a faster rate than the decrease in our total consolidated revenues from continuing operations.

Restructuring Charges. Restructuring charges in the three and six months ended January 31, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. Restructuring charges in the six months ended January 31, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.4 million.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards and litigation settlements, and borrowings from third parties. In addition, in the six months ended January 31, 2010, we had net cash provided by operating activities of $15.3 million.

As of January 31, 2010, we had cash, cash equivalents, restricted cash and cash equivalents and marketable securities of $194.3 million and working capital (current assets less current liabilities) of $63.8 million. As of January 31, 2010, we also had $9.6 million in investments in hedge funds, of which $3.1 million is included in “Investments-short term” and $6.5 million is included in “Investments-long-term” in our condensed consolidated balance sheet.

As of January 31, 2010, cash and cash equivalents of $19.7 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our condensed consolidated balance sheet. The letters of credit outstanding at January 31, 2010 were collateral to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of January 31, 2010, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

Our marketable securities at January 31, 2010 included auction rate securities with a cost of $14.3 million and an estimated fair value of $0.4 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities.

On September 30, 2008, we received a notice from the New York Stock Exchange (or NYSE) that we were no longer in compliance with the NYSE’s $100 million average market capitalization threshold over a 30-day trading period required for continued listing. We submitted a plan, which was accepted by the NYSE, to regain compliance with the continued listing standard by March 30, 2010. The NYSE monitors compliance with the plan and may commence delisting procedures if we fail to meet the milestones set forth in our plan. In the event that either our market capitalization is below $100 million on March 30, 2010, or our average market capitalization for the 30 trading days beginning February 17, 2010 through and including March 30, 2010 is below $100 million, the NYSE is likely to initiate the delisting process. Should the NYSE commence the delisting process, we would seek to transition our stock listings to an alternative exchange. Currently, we meet the initial quantitative listing standards for the NASDAQ Global Market and NYSE Amex. As of March 15, 2010, we had a market capitalization of $119.4 million and our average market capitalization for the period beginning February 17, 2010 through and including March 15, 2010 was $106.6 million.

	Six months ended January 31,
	2010	2009
	(in millions)
Cash flows provided by (used in):
Operating activities	$15.3	$(92.9)
Investing activities	50.5	69.3
Financing activities	(16.3)	(9.3)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(5.3)

Increase (decrease) in cash and cash equivalents from continuing operations	49.4	(38.2)
Net cash provided by discontinued operations	0.4	9.0

Increase (decrease) in cash and cash equivalents	$49.8	$(29.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

As of January 31, 2010, our company-wide cost savings program and our reduction in force have resulted in the termination of approximately 1,590 employees since the third quarter of fiscal 2006. Severance and other payments related to these cost savings programs were $4.2 million and $11.3 million in the six months ended January 31, 2010 and 2009, respectively. As of January 31, 2010, $4.0 million remained accrued for the ultimate payment of severance and other costs related to these cost savings initiatives.

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

We are currently subject to audits in various jurisdictions for various other taxes, including audits relating to value added tax, or VAT, sales and use tax, payroll tax, gross receipts tax and property tax. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.5 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.2 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was recently transferred to a new County Administrative Court in Gothenburg and we are awaiting the Court’s decision. We cannot be certain of the ultimate outcome of this matter at this time.

Two of the more significant other audits relate to sales and use tax in New Jersey and payroll tax in Newark, New Jersey, for which we have accrued an aggregate of $5.8 million as of January 31, 2010. Our management believes that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

In the six months ended January 31, 2010 and 2009, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $4.6 million and $99.3 million, respectively.

Our capital expenditures were $4.9 million in the six months ended January 31, 2010 compared to $5.3 million in the six months ended January 31, 2009. We currently anticipate that total capital expenditures for all of our divisions for the year ending January 31, 2011 will be in the $7.5 million to $12.5 million range. In May 2009, we completed the migration of our global network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the six months ended January 31, 2010 and 2009, cash used for capital contributions to AMSO, LLC was $0.7 million and nil, respectively. We received $1.0 million and $24.3 million in the six months ended January 31, 2010 and 2009, respectively, from the redemption of certain of our investments in pooled investment vehicles including hedge funds.

Restricted cash and cash equivalents decreased $45.3 million in the six months ended January 31, 2010 primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. Restricted cash and cash equivalents increased $49.2 million in the six months ended January 31, 2009 as a result of our shifting balances from restricted marketable securities to restricted cash and cash equivalents during the period. Restricted cash, cash equivalents and marketable securities serve as collateral for letters of credit to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas in New York State. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $6.4 million at January 31, 2010.

Net proceeds from sales of buildings were $5.2 million in the six months ended January 31, 2010. On July 31, 2009, Hillview closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our net proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in the six months ended January 31, 2010.

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

We distributed cash of $1.3 million and $0.8 million in the six months ended January 31, 2010 and 2009, respectively, to the holders of noncontrolling interests in subsidiaries.

Repayments of capital lease obligations were $3.2 million and $4.1 million in the six months ended January 31, 2010 and 2009, respectively. We also repaid other borrowings of $0.3 million and $0.5 million in the six months ended January 31, 2010 and 2009, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. On December 17, 2008, our Board of Directors increased the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the six months ended January 31, 2010, we repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.7 million. In the six months ended January 31, 2009, we repurchased an aggregate of 1.4 million shares of Class B common stock and 1.0 million shares of common stock for an aggregate purchase price of $5.1 million. As of January 31, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. One of the limited partners in Shaman II, L.P. was a former employee of ours. In the six months ended January 31, 2009, we sold a 10% ownership interest in IEI for cash of $0.2 million.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $129.8 million at January 31, 2010 from $154.4 million at July 31, 2009 mostly due to the decline in IDT Telecom’s gross trade accounts receivable, which reflects the reductions in IDT Telecom’s revenues. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 9.6% at January 31, 2010 from 10.2% at July 31, 2009 mainly because the allowance balance decreased 20.5% while the gross trade accounts receivable balance decreased 16.0%. The allowance for doubtful accounts in IDT Telecom decreased compared to the July 31, 2009 balance primarily due to improved marketplace credit conditions particularly within our U.S. retail operations. IDT Energy’s allowance for doubtful accounts is a small portion of the consolidated balance since IDT Energy’s bad debt risk is reduced by its participation in purchase of receivable programs for a significant portion of its receivables.

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

Although we had income from continuing operations and net income in the six months ended January 31, 2010, we incurred a loss from continuing operations in each of the five years in the period ended July 31, 2009. In addition, we incurred a net loss in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and would have incurred a net loss in fiscal 2007 except for a gain on the sale of IDT Entertainment. Also, we had positive cash flow from operating activities in the six months ended January 31, 2010, however we had negative cash flow from operating activities in each of the three years in the period ended July 31, 2009. We had an accumulated deficit at January 31, 2010 of $251.7 million. Historically, we satisfied our cash requirements primarily through a combination of our existing cash and cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards and litigation settlements, and borrowings from third parties. In addition, in the six months ended January 31, 2010, we had net cash provided by operating activities of $15.3 million. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and investments in hedge funds that we held as of January 31, 2010 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows. The recoverability of assets is highly dependent on the ability of management to execute our business plan.

Foreign Currency Risk

Revenues from our international operations represented 34.7% and 33.3% of our consolidated revenues from continuing operations for the six months ended January 31, 2010 and 2009, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset the majority of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

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

In January 2010, the FASB amended the accounting standard relating to extractive activities-oil and gas to align its oil and gas reserve estimation and disclosure requirements with the requirements of the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, that was issued on December 31, 2008. The amendments are designed to modernize and update the oil and gas disclosure requirements and related definitions to align them with current practices and changes in technology. One of the provisions of the amendments is the expansion of the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction. AMSO, LLC and IEI are currently performing research and development activities. Their activities will meet the new definition of oil- and gas-producing activities if and when either of them begins extraction or production of saleable hydrocarbons from oil shale. If and when this occurs, AMSO, LLC or IEI will comply with the amended disclosure requirements, as well as begin to account for their activities using one of the two accounting methods for oil and gas production under U.S. GAAP, namely full-cost or successful-efforts.

In January 2010, the FASB amended the accounting standard relating to fair value measurements primarily to improve the disclosures about fair value measurements in financial statements. The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. We are required to adopt these changes to our disclosures about fair value measurements on February 1, 2010, except for certain of the disclosures about the activity within Level 3, which are required to be adopted on August 1, 2011. We do not expect the adoption of these changes to our disclosures about fair value measurements to have an impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the second quarter of fiscal 2010.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1–30, 2009	—	$—	—	5,494,383
December 1–31, 2009	—	$—	—	5,494,383
January 1–31, 2010 (2)	65,800	$3.84	65,800	5,428,583

Total	65,800	$3.84	65,800

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

(2)
Consists of 65,800 shares of common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 5,428,583 shares that may yet be purchased under the stock repurchase program.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Reserved

Item 5.  Other Information

The stockholders of the Company voted on one item at the Annual Meeting of Stockholders held on December 17, 2009:
Election of five Directors to serve for a term of one year until the 2010 Annual Meeting of Stockholders, or until their successors are duly elected and qualified. The nominees for director were elected based on the following vote:

Nominees	Votes For	Votes Against	Abstentions
Lawrence E. Bathgate, II	14,174,484	186,298	34,787
Eric F. Cosentino	14,129,098	235,803	30,668
James A. Courter	13,472,146	913,186	10,237
Howard S. Jonas	13,414,106	962,440	19,023
Judah Schorr	14,123,952	235,001	36,616

Item 6.  Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
______________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 17, 2010	By:	/s/ HOWARD S. JONAS
Howard S. Jonas
Chairman and Chief Executive Officer

March 17, 2010	By:	/s/ BILL PEREIRA
Bill Pereira
Chief Financial Officer and Treasurer