Form 10-K/A
period 2009-07-31
IDT CORP
filed 2010-03-25
CIK 1005731

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

As of March 25, 2010, the registrant had outstanding 15,632,425 shares of Class B common stock, 3,272,326 shares of Class A common stock, and 3,728,654 shares of common stock. Excluded from these numbers are 7,585,847 shares of Class B common stock and 5,512,841 shares of common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, held December 17, 2009, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

EXPLANATORY NOTE

We are filing this amendment (“Amendment”) to our Annual Report on Form 10-K for the year ended July 31, 2009 (“Annual Report”) for the sole purpose of re-filing (i) the Purchase Agreement among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez, dated as of June 16, 2009, filed as Exhibit 10.19 to this Amendment, and (ii) the Preferred Supplier Agreement among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc. dated as of June 29, 2009, filed as Exhibit 10.20 to this Amendment.

The foregoing two agreements were previously filed as exhibits to the Annual Report, and we are amending the Annual Report to include certain additional schedules to such exhibits and to indicate where certain other additional schedules have been omitted in connection with our amended request for confidential treatment submitted to the Securities and Exchange Commission.

This Amendment does not otherwise update or amend the disclosures contained in the Annual Report.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Second Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Employment Agreement between the Registrant and James Courter.

10.02(3)	Amendment to the Employment Agreement between the Registrant and James A. Courter.

10.03(3)	Amendment No. 2 to the Employment Agreement between the Registrant and James A. Courter.

10.04(4)	Amendment No. 3 to Employment Agreement, dated May 12, 2005, between IDT Corporation and James A. Courter.

10.05(5)	Amendment No. 4 to Employment Agreement, dated January 29, 2007, between IDT Corporation and James A. Courter.

10.06(6)	Amendment No. 5 to Employment Agreement, dated March 13, 2007, between IDT Corporation and James A. Courter.

10.07(7)	Amendment No. 6 to Employment Agreement, dated November 5, 2008, between the Registrant and James A. Courter.

10.08(7)	Amended and Restated Employment Agreement, dated October 31, 2008, between the Registrant and Howard S. Jonas.

10.09(8)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.10(9)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.11(10)	Purchase and Sale Agreement dated August 11, 2006, between Liberty Media Corporation (and its subsidiaries) and IDT Corporation (and TLL Dutch Holdings B.V.).

10.12(11)	Share Sale and Purchase Agreement, dated September 7, 2006, by and among IDT Dutch Holdings BV, IDT Corporation and Pipex Communications PLC.

10.13(12)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.14(13)	Purchase and Sale Contract among the Registrant, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC, and its predecessors and Sherman Originator III LLC dated January 30, 2009.

10.15(9)	Employment Letter Agreement between the Registrant and Claude Pupkin dated August 3, 2007.

10.16(9)	Separation and General Release Agreement, dated January 2, 2009, between the Registrant and Stephen Brown.

10.17(9)	Consulting Agreement, dated January 2, 2009, between the Registrant and Stephen Brown.

10.18(14)	Employment Agreement, dated April 29, 2009, between the Registrant and Bill Pereira.

10.19**	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.20**	Preferred Supplier Agreement, dated as of June 29, 2009, by and among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc.

Exhibit Number	Description of Exhibits
14.01*	Code of Business Ethics and Conduct, Updated as of June 15, 2009.

16.01(15)	Letter from Ernst & Young, LLP, the Company’s former independent accountant.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* filed on October 29, 2009.

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
Howard S. Jonas Chairman and Chief Executive Officer

Date:    March 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2010
Howard S. Jonas

/s/ Bill Pereira	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 25, 2010
Bill Pereira

/s/ Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 25, 2010
Mitch Silberman

/s/ James A. Courter	Vice Chairman and Director	March 25, 2010
James A. Courter

/s/ Eric F. Cosentino	Director	March 25, 2010
Eric F. Cosentino

/s/ Lawrence E. Bathgate, II	Director	March 25, 2010
Lawrence E. Bathgate, II

/s/ Judah Schorr	Director	March 25, 2010
Judah Schorr