Form 10-Q
period 2010-04-30
IDT CORP
filed 2010-06-14
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 10, 2010, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	3,728,654 shares outstanding (excluding 5,512,841 treasury shares)
Class A common stock, $.01 par value:	3,272,326 shares outstanding
Class B common stock, $.01 par value:	15,619,999 shares outstanding (excluding 7,586,607 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2010	July 31, 2009
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$215,471	$117,902
Restricted cash and cash equivalents (Note 14)	13,776	64,992
Marketable securities (Note 14)	587	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $14,851 at April 30, 2010 and $15,740 at July 31, 2009	106,037	138,697
Prepaid expenses	14,509	17,597
Investments—short-term	1,804	631
Other current assets	16,065	17,394
Assets of discontinued operations	—	18,790

Total current assets	368,249	381,705
Property, plant and equipment, net	103,724	129,066
Goodwill	18,668	17,275
Licenses and other intangibles, net	4,073	5,350
Investments—long-term	7,879	13,099
Other assets	10,900	13,125

Total assets	$513,493	$559,620

Liabilities and equity
Current liabilities:
Trade accounts payable	$48,908	$68,120
Accrued expenses	147,143	159,032
Deferred revenue	71,934	67,505
Income taxes payable	2,431	2,031
Capital lease obligations—current portion	7,144	7,058
Notes payable—current portion	592	820
Other current liabilities	2,022	4,852
Liabilities of discontinued operations	—	5,496

Total current liabilities	280,174	314,914
Capital lease obligations—long-term portion	730	5,211
Notes payable—long-term portion	36,394	43,281
Other liabilities	16,040	16,772

Total liabilities	333,338	380,178
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 and 9,241 shares issued and 3,728 and 4,202 shares outstanding at April 30, 2010 and July 31, 2009, respectively	92	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at April 30, 2010 and July 31, 2009	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,207 and 22,913 shares issued and 15,620 and 15,503 shares outstanding at April 30, 2010 and July 31, 2009, respectively	232	229
Additional paid-in capital	712,732	720,804
Treasury stock, at cost, consisting of 5,513 and 5,039 shares of common stock and 7,587 and 7,410 shares of Class B common stock at April 30, 2010 and July 31, 2009, respectively	(295,696)	(293,901)
Accumulated other comprehensive income	554	953
Accumulated deficit	(239,081)	(251,916)

Total IDT Corporation stockholders’ equity	178,866	176,294
Noncontrolling interests	1,289	3,148

Total equity	180,155	179,442

Total liabilities and equity	$513,493	$559,620

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands, except per share data)
Revenues	$355,423	$356,892	$1,045,424	$1,164,625
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	281,242	272,179	827,901	895,135
Selling, general and administrative	52,625	67,354	164,391	219,240
Depreciation and amortization	7,614	10,915	25,440	35,934
Bad debt	1,194	2,438	2,104	6,191
Research and development	2,269	1,548	5,761	7,932
Impairments	5	29,344	(101)	38,144
Restructuring charges	2,883	536	4,552	7,720

Total costs and expenses	347,832	384,314	1,030,048	1,210,296
Gains on settlements, net	8,985	—	8,985	—
Gain on sale of interest in AMSO, LLC	—	2,606	—	2,606

Income (loss) from operations	16,576	(24,816)	24,361	(43,065)
Interest expense, net	(1,559)	(847)	(4,848)	(1,022)
Other income (expense), net	978	1,153	(103)	(30,588)

Income (loss) from continuing operations before income taxes	15,995	(24,510)	19,410	(74,675)
Provision for income taxes	(3,465)	(1,706)	(6,257)	(10,707)

Income (loss) from continuing operations	12,530	(26,216)	13,153	(85,382)
Discontinued operations, net of tax:
Loss from discontinued operations	—	(36,398)	(170)	(77,162)
Loss on sale of discontinued operations	(39)	—	(230)	(231)

Total discontinued operations	(39)	(36,398)	(400)	(77,393)

Net income (loss)	12,491	(62,614)	12,753	(162,775)
Net (income) loss attributable to noncontrolling interests	116	(822)	82	95

Net income (loss) attributable to IDT Corporation	$12,607	$(63,436)	$12,835	$(162,680)

Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$12,646	$(27,038)	$13,134	$(86,154)
Loss from discontinued operations	(39)	(36,398)	(299)	(76,526)

Net income (loss)	$12,607	$(63,436)	$12,835	$(162,680)

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.61	$(1.23)	$0.64	$(3.73)
Loss from discontinued operations	—	(1.65)	(0.01)	(3.32)

Net income (loss)	$0.61	$(2.88)	$0.63	$(7.05)

Weighted-average number of shares used in calculation of basic earnings per share	20,523	22,052	20,425	23,081

Diluted:
Income (loss) from continuing operations	$0.58	$(1.23)	$0.61	$(3.73)
Loss from discontinued operations	—	(1.65)	(0.01)	(3.32)

Net income (loss)	$0.58	$(2.88)	$0.60	$(7.05)

Weighted-average number of shares used in calculation of diluted earnings per share	21,878	22,052	21,310	23,081

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2010	2009
	(in thousands)
Net cash provided by (used in) operating activities	$47,467	$(98,317)
Investing activities
Capital expenditures	(6,593)	(10,249)
Repayment of notes receivable, net	71	168
Capital contributions to AMSO, LLC	(744)	(904)
Acquisition of intangible asset	—	(600)
Proceeds from sale and redemption of investments	2,349	26,351
Restricted cash and cash equivalents	51,216	(54,538)
Proceeds from sales of buildings	5,150	—
Proceeds from insurance	250	—
Proceeds from sale of interest in AMSO, LLC	—	3,198
Proceeds from sales and maturities of marketable securities	4,618	145,316
Purchases of marketable securities	—	(56,035)

Net cash provided by investing activities	56,317	52,707
Financing activities
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	(9,775)	—
Distributions to holders of noncontrolling interests in subsidiaries	(1,499)	(1,945)
Proceeds from sales of stock of subsidiaries	5,690	1,187
Proceeds from employee stock purchase plan	—	36
Repayments of capital lease obligations	(4,519)	(5,856)
Repayments of borrowings	(475)	(780)
Repurchases of common stock and Class B common stock	(1,795)	(6,568)

Net cash used in financing activities	(12,373)	(13,926)
Discontinued operations
Net cash provided by (used in) operating activities	930	(1,220)
Net cash (used in) provided by investing activities	(44)	28,233
Net cash used in financing activities	(471)	(1,316)

Net cash provided by discontinued operations	415	25,697
Effect of exchange rate changes on cash and cash equivalents	(737)	(4,728)

Net increase (decrease) in cash and cash equivalents	91,089	(38,567)
Cash and cash equivalents (including discontinued operations) at beginning of period	124,382	164,886

Cash and cash equivalents (including discontinued operations) at end of period	215,471	126,319
Less cash and cash equivalents of discontinued operations at end of period	—	(6,001)

Cash and cash equivalents (excluding discontinued operations) at end of period	$215,471	$120,318

Supplemental schedule of non-cash financing and investing activities
Mortgage note payable settled in connection with the sale of building	$(6,137)	$—

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$(6,011)	$—

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2010. The balance sheet at July 31, 2009 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2009, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2010 refers to the fiscal year ending July 31, 2010).

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 15). In addition, certain prior year amounts have been reclassified to conform to the current year’s presentation. As described in Note 2, certain subsidiaries have been reclassified to discontinued operations for all periods presented, and a subsidiary has been reclassified from discontinued operations to continuing operations for all periods presented. As described in Note 12, business segment results for the three and nine months ended April 30, 2009 have been reclassified and restated to conform to the current year’s presentation.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.5 million and $1.7 million in the three and nine months ended April 30, 2010, respectively, and $0.6 million and $2.1 million in the three and nine months ended April 30, 2009, respectively, were recorded on a gross basis.

On April 1, 2010, the Company received notification from the New York Stock Exchange (“NYSE”) that it had regained full compliance with the NYSE’s quantitative continued listing standards by achieving market capitalization of $140.9 million on March 30, 2010 and 30 trading day trailing average market capitalization through and including March 30, 2010 of $120.8 million.

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

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. In the three and nine months ended April 30, 2010, the Company’s selling, general and administrative expenses were reduced by $0.2 million and $0.8 million, respectively, for the amounts charged to CTM Holdings. At April 30, 2010, other current assets included $0.1 million due from CTM Holdings.

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

Union Telecard Dominicana, S.A and Ethnic Grocery Brands LLC

On June 24, 2009, the Company acquired the 49% interest in Union Telecard Alliance, LLC (“UTA”) that it did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in Union Telecard Dominicana, S.A. (“UTA DR”) held by UTA, (e) the assignment of an 80% ownership interest in Ethnic Grocery Brands LLC (“EGB”) held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, effective March 2010, the Company accrued an additional $1.6 million upon the resolution of post-closing contingencies that was recorded as goodwill. The aggregate purchase price was $11.3 million, which included the aggregate estimated fair value of the interests in UTA DR and EGB of $2.0 million. UTA is the distributor of the Company’s prepaid calling cards in the United States. UTA DR and EGB met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of UTA DR and EGB are classified as discontinued operations for all periods presented.

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. Loss on sale of discontinued operations in the three and nine months ended April 30, 2010 of less than $0.1 million and $0.2 million, respectively, included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on sale of discontinued operations in the nine months ended April 30, 2009 of $0.2 million included compensation which arose from and was directly related to the operations of IDT Entertainment prior to its disposal.

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

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net (loss) income of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Revenues:
CTM Holdings and subsidiaries	$—	$7,120	$4,045	$23,421
Hillview	—	1,655	—	4,968
UTA DR	—	16,939	—	46,360
EGB	—	6,384	—	19,408
IDT Carmel	—	933	—	16,535

Total	$—	$33,031	$4,045	$110,692

(Loss) income before income taxes:
CTM Holdings and subsidiaries	$—	$(31,675)	$40	$(34,386)
Hillview	—	(1,921)	—	(2,087)
UTA DR	—	280	—	(171)
EGB	—	(396)	—	(1,716)
IDT Carmel	—	(3,039)	—	(38,998)

Total	$—	$(36,751)	$40	$(77,358)

Net (loss) income:
CTM Holdings and subsidiaries	$—	$(31,322)	$(170)	$(34,190)
Hillview	—	(1,921)	—	(2,087)
UTA DR	—	280	—	(171)
EGB	—	(396)	—	(1,716)
IDT Carmel	—	(3,039)	—	(38,998)

Total	$—	$(36,398)	$(170)	$(77,162)

The assets and liabilities of CTM Holdings and subsidiaries at July 31, 2009 included in discontinued operations consist of the following:

(in thousands)
Assets
Cash and cash equivalents	$6,480
Trade accounts receivable, net	3,908
Prepaid expenses	980
Investments-short-term	1,024
Other current assets	1,408
Property, plant and equipment, net	4,243
Licenses and other intangibles, net	588
Other assets	159

Assets of discontinued operations	$18,790

Liabilities
Trade accounts payable	$1,024
Accrued expenses	1,427
Deferred revenues	1,731
Capital lease obligations-current portion	222
Other current liabilities	563
Capital lease obligations-long-term portion	526
Other liabilities	3

Liabilities of discontinued operations	$5,496

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

Note 3—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company’s marketable securities at April 30, 2010 and July 31, 2009 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.6 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities.

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2010:
Available-for-sale securities:
Debt securities	$353	$234	$—	$587

July 31, 2009:
Available-for-sale securities:
Corporate and other debt securities	$5,508	$232	$(52)	$5,688
Equity securities	15	—	(1)	14
Total	$5,523	$232	$(53)	$5,702

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains that have been included in earnings as a result of those sales and maturities in the nine months ended April 30, 2010 were $4.6 million and $0.3 million, respectively. Proceeds from sales and maturities of available-for-sale securities and the gross realized losses that have been included in earnings as a result of those sales and maturities in the nine months ended April 30, 2009 were $145.3 million and $(10.7) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2010 were as follows:

Fair Value
(in thousands)
Within one year	$3
After one year through five years	—
After five years through ten years	—
After ten years	584

Total	$587

At April 30, 2010, there were no securities in an unrealized loss position. At July 31, 2009, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
Corporate and other debt securities	$52	$5,103
Equity securities	1	14

Total	$53	$5,117

At April 30, 2010 and July 31, 2009, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2010:
Assets:
Debt securities	$3	$—	$584	$587

Liabilities:
Derivative contracts	$91	$—	$200	$291

July 31, 2009:
Assets:
Corporate and other debt securities	$3	$—	$5,685	$5,688
Equity securities	14	—	—	14

Total marketable securities	$17	$—	$5,685	$5,702

Liabilities:
Derivative contracts	$493	$—	$686	$1,179

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

The Company’s marketable securities at April 30, 2010 and July 31, 2009 included auction rate securities with an original cost of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and are therefore classified as Level 3.

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

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, (2) an option to purchase shares of a subsidiary, which is classified as Level 3, and (3) an embedded derivative in a structured note that must be bifurcated, which was classified as Level 3 at July 31, 2009. The stock option was granted in April 2010 by the Company’s subsidiary, Genie Energy Corporation (“Genie”). The Genie stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million, and was fully vested on the date of grant. The fair value of the Genie stock option was estimated using a Black-Scholes valuation model. The fair values of the structured note and the embedded derivative were estimated primarily based on pricing information from the counterparty. The structured note, which was included in marketable securities and was classified as Level 3 at July 31, 2009, matured in November 2009.

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30, 2010		Three Months Ended April 30, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$429	$—	$5,619	$(2,843)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	—	—	(100)	371
Included in other comprehensive loss	155	—	23	—
Purchases, sales, issuances and settlements	—	(200)	—	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$584	$(200)	$5,542	$(2,472)

The amount of total gains or losses for the period included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$—	$(100)	$371

	Nine Months Ended April 30, 2010		Nine Months Ended April 30, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$5,685	$(686)	$53,265	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	(156)	286	(8,671)	(2,317)
Included in other comprehensive loss	55	—	3,028	—
Purchases, sales, issuances and settlements	(5,000)	200	(42,080)	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$584	$(200)	$5,542	$(2,472)

The amount of total gains or losses for the period included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$—	$(6,750)	$(2,317)

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At April 30, 2010 and July 31, 2009, the carrying value of the Company’s financial instruments included in trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations—current portion, notes payable—current portion and other current liabilities approximate fair value because of the short period of time to maturity. At April 30, 2010 and July 31, 2009, the carrying value of the long term portion of the Company’s notes payable and capital lease obligations and the Company’s other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at April 30, 2010 and July 31, 2009 included investments in the equity of certain privately held entities that are accounted at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $0.9 million and $3.1 million at April 30, 2010 and July 31, 2009, respectively, which the Company believes was not impaired.

Note 5—Derivative Instruments

The primary risks managed by the Company using derivative instruments are commodity price risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. An interest rate swap was used until June 2009 to achieve a fixed interest rate on a portion of the Company’s variable-rate debt. In addition, one of the Company’s marketable securities was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of April 30, 2010, IDT Energy had the following outstanding forward contracts:

Commodity	Settlement Date	Volume
Electricity	April 2010	8,800 MWh
Electricity	May 2010	8,000 MWh
Natural gas	November 2010	75,000 mmbtu
Natural gas	December 2010	77,500 mmbtu
Natural gas	January 2011	77,500 mmbtu
Natural gas	February 2011	70,000 mmbtu
Natural gas	March 2011	77,500 mmbtu

The Company’s subsidiary, Genie Energy Corporation, granted an option to purchase shares of its common stock in April 2010 that is subject to derivative accounting. The Genie stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million, and was fully vested on the date of grant.

The Company had an interest rate swap related to the variable rate obligations secured by a building. In June 2009, the building was sold, at which time the obligation was repaid and the interest rate swap was settled.

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	April 30, 2010	July 31, 2009
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$91	$493
Structured note embedded derivative	Other current liabilities	—	686
Genie stock option	Other liabilities	200	—

Total liability derivatives		$291	$1,179

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2010	2009	2010	2009
		(in thousands)
Energy contracts	Direct cost of revenues	$48	$(290)	$402	$(1,067)
Interest rate contracts	Other income (expense), net	—	54	—	(321)
Structured note embedded derivative	Other income (expense), net	—	317	286	(1,996)

Total		$48	$81	$688	$(3,384)

The Company is exposed to credit loss in the event of nonperformance by counterparties on certain of the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with counterparties that the Company considers creditworthy.

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

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, (“Total”), a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. The Company recognized a gain of $2.6 million in the three months ended April 30, 2009 in connection with the sale. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

	Nine Months Ended April 30, 2010	Period from March 2, 2009 to July 31, 2009
	(in thousands)
Balance, beginning of period	$278	$(65)
Capital contributions	744	1,074
Equity in net loss of AMSO, LLC	(1,148)	(731)

Balance, end of period	$(126)	$278

On May 3, 2010, AMSO made an additional capital contribution to AMSO, LLC of $0.5 million.

The investment in AMSO, LLC is included in the consolidated balance sheet in current liabilities at April 30, 2010 and in “Investments-long-term” at July 31, 2009, and equity in net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations.

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

At April 30, 2010, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $7.4 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at April 30, 2010 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(807)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1,818)

Estimated maximum exposure to additional loss	$7,375

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

Summarized unaudited balance sheets of AMSO, LLC are as follows:

	April 30, 2010	July 31, 2009
	(in thousands)
Assets
Cash and cash equivalents	$2,653	$2,088
Other current assets	204	451
Equipment, net	18	8
Other assets	453	—

Total assets	$3,328	$2,547

Liabilities and members’ interests
Current liabilities	$1,475	$960
Other liabilities	194	—
Members’ interests	1,659	1,587

Total liabilities and members’ interests	$3,328	$2,547

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	2,181	1,086	5,740	4,113

Total costs and expenses	2,181	1,086	5,740	4,113

Loss from operations	(2,181)	(1,086)	(5,740)	(4,113)
Other (expense) income	(1)	2	(1)	2

Net loss	$(2,182)	$(1,084)	$(5,741)	$(4,111)

Note 7—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2010
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2009	$176,294	$3,148	$179,442
Restricted Class B common stock purchased from employee	(5)	—	(5)
Repurchases of common stock and Class B common stock through repurchase program	(1,790)	—	(1,790)
Distributions	—	(1,934)	(1,934)
Sales of stock of subsidiaries	3,716	1,774	5,490
CTM Spin-Off	(14,169)	(1,617)	(15,786)
Stock based compensation	2,207	—	2,207
Comprehensive loss:
Net income	12,835	(82)	12,753
Other comprehensive loss	(222)	—	(222)

Comprehensive income	12,613	(82)	12,531

Balance, April 30, 2010	$178,866	$1,289	$180,155

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements (see Note 15).

Stock Repurchase Program

In June 2006, the Company’s Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. On December 17, 2008, the Company’s Board of Directors increased the aggregate number of shares of the Company’s Class B common stock and common stock, without regard to class, that the Company is authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the nine months ended April 30, 2010, the Company repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. In the nine months ended April 30, 2009, the Company repurchased an aggregate of 2.4 million shares of Class B common stock and 1.4 million shares of common stock for an aggregate purchase price of $6.5 million. As of April 30, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Sales of Stock of Subsidiaries

In April 2010, Genie sold shares of its common stock and an option to purchase additional shares of Genie for an aggregate of $5.4 million. Michael Steinhardt, the Chairman of the Board of Israel Energy Initiatives, Ltd. (“IEI”), purchased a minority interest in Genie and an option to purchase additional shares of Genie for $5.0 million. The option is exercisable until April 9, 2015 at an exercise price of $5.0 million, and the option was fully vested on the date of grant. In addition, Wes Perry, the Chairman of the Board of Genie, purchased a minority interest in Genie for $0.4 million. At April 30, 2010, the estimated fair value of the option of $0.2 million was included in “Other liabilities” in the accompanying consolidated balance sheet.

On March 29, 2010, Shaman II, L.P. purchased additional shares in the Company’s subsidiary, Zedge Holdings, Inc. (“Zedge”), for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

Stock Based Compensation

On October 21, 2009, upon the retirement of Mr. James A. Courter as the Company’s Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of the Company’s Class B common stock. All of the restricted shares were vested on the date of grant. In the nine months ended April 30, 2010, the Company recognized $0.6 million of stock based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by the Company and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange 0.2 million of the shares of the Company’s Class B common stock for the number of shares of common stock of Genie equal to 1% of the outstanding equity of Genie as of October 21, 2009.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. The Company recognized compensation cost related to this agreement of $0.2 million and $0.6 million in the three and nine months ended April 30, 2010, respectively, and $0.2 million and $0.3 million in the three and nine months ended April 30, 2009, respectively.

On November 5, 2008, the Company amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of the Company’s Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. The Company recognized compensation cost related to this agreement of nil and $0.2 million in the three and nine months ended April 30, 2010, respectively, and $0.2 million and $0.3 million in the three and nine months ended April 30, 2009, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Basic weighted-average number of shares	20,523	22,052	20,425	23,081
Effect of dilutive securities:
Non-vested restricted common stock	610	—	458	—
Non-vested restricted Class B common stock	745	—	427	—

Diluted weighted-average number of shares	21,878	22,052	21,310	23,081

The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	At April 30,
	2010	2009
	(in thousands)
Stock options	771	2,029
Non-vested restricted common stock	—	883
Non-vested restricted Class B common stock	—	1,630

Total	771	4,542

For the three and nine months ended April 30, 2010, outstanding stock options were not included in the diluted earnings per share because they were anti-dilutive, since the exercise prices of the stock options were greater than the average market price of the Company’s stock during the periods. For the three and nine months ended April 30, 2009, the diluted earnings per share equals basic earnings per share because the Company had losses from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of non-vested restricted stock would have been anti-dilutive.

Note 9—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Net income (loss)	$12,491	$(62,614)	$12,753	$(162,775)
Foreign currency translation adjustments	(343)	1,060	(276)	(13,005)
Unrealized gains on available-for-sale securities	154	35	54	3,033

Comprehensive income (loss)	12,302	(61,519)	12,531	(172,747)
Comprehensive (income) loss attributable to noncontrolling interests	116	(822)	82	95

Comprehensive income (loss) attributable to IDT Corporation	$12,418	$(62,341)	$12,613	$(172,652)

Note 10—Impairments

The Company’s impairments by business segment consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Telecom Platform Services	$5	$29,039	$5	$29,052
All Other	—	305	(106)	9,092

Total	$5	$29,344	$(101)	$38,144

The Company recorded aggregate impairment charges of $38.1 million in the nine months ended April 30, 2009 of which $29.0 million related to goodwill, $5.3 million related to Federal Communications Commission (“FCC”) licenses and $3.8 million related to other assets. Certain events and circumstances in the second quarter of fiscal 2009 indicated that the fair value of certain of the Company’s reporting units may be below their carrying value. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of certain reporting units, therefore the Company performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the nine months ended April 30, 2009, the Company recorded goodwill impairment of $29.0 million in its Telecom Platform Services - Rechargeable reporting unit, which reduced the carrying amount of the goodwill to zero. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates and assumptions prove to be incorrect, the Company may record additional goodwill impairment in future periods and such impairments could be material.

IDT Spectrum, which is included in All Other, holds a significant number of FCC licenses for commercial fixed wireless spectrum. Certain events and circumstances in the second quarter of fiscal 2009 indicated that these FCC licenses may be impaired. IDT Spectrum recorded impairment charges in the nine months ended April 30, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The Company estimated the fair value of these FCC licenses based on IDT Spectrum’s continuing operating losses and projected losses for the foreseeable future.

Also in the nine months ended April 30, 2009, the Company recorded an impairment charge of $3.5 million which reduced the carrying value of a building held for sale. The building was sold in June 2009.

Note 11—Restructuring Charges

The Company’s restructuring charges by business segment consist of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in thousands)
Telecom Platform Services	$820	$301	$1,398	$4,191
IDT Energy	—	—	63	15
All Other	8	(33)	32	905
Corporate	2,055	268	3,059	2,609

Total	$2,883	$536	$4,552	$7,720

The restructuring charges in the three and nine months ended April 30, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The Telecom Platform Services segment’s restructuring charges in the nine months ended April 30, 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees. The restructuring charges in the nine months ended April 30, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.7 million in Corporate and $0.8 million in Telecom Platform Services.

The following table summarizes the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2009	Charged to Expense	Payments	Non-cash Charges	Balance at April 30, 2010
	(in thousands)
IDT Telecom	$2,918	$1,398	$(3,343)	$30	$1,003
IDT Energy	—	63	(63)	—	—
All Other	16	32	(45)	—	3
Corporate	3,622	3,059	(2,260)	(383)	4,038

Total	$6,556	$4,552	$(5,711)	$(353)	$5,044

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

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, in New York State that resells electricity and natural gas to residential and small business customers. In addition, in the third quarter of fiscal 2010, IDT Energy began testing customer acquisition programs in a limited number of utility territories within New Jersey and Pennsylvania. The Alternative Energy segment consists of (1) AMSO, which holds and manages the Company’s 50% interest in AMSO, LLC, the Company’s U.S. oil shale initiative, and (2) the Company’s 89% interest in Israel Energy Initiatives, Ltd., the Company’s Israeli alternative energy venture. All Other includes (1) Zedge, a worldwide destination for the discovery and distribution of mobile content, (2) certain real estate and (3) other smaller businesses. Corporate costs include certain services, such as corporate compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Alternative Energy	All Other	Corporate	Total
Three Months Ended April 30, 2010
Revenues	$291,345	$8,623	$53,832	$—	$1,623	$—	$355,423
Operating income (loss)	11,903	2,439	9,922	(1,984)	(2,005)	(3,699)	16,576
Impairments	5	—	—	—	—	—	5
Restructuring charges	820	—	—	—	8	2,055	2,883

Three Months Ended April 30, 2009
Revenues	$276,273	$12,577	$66,669	$—	$1,373	$—	$356,892
Operating (loss) income	(33,269)	3,588	12,819	1,832	(3,398)	(6,388)	(24,816)
Impairments	29,039	—	—	—	305	—	29,344
Restructuring charges	301	—	—	—	(33)	268	536

Nine Months Ended April 30, 2010
Revenues	$856,946	$28,912	$154,891	$—	$4,675	$—	$1,045,424
Operating income (loss)	7,260	9,467	32,196	(4,595)	(6,332)	(13,635)	24,361
Impairments	5	—	—	—	(106)	—	(101)
Restructuring charges	1,398	—	63	—	32	3,059	4,552

Nine Months Ended April 30, 2009
Revenues	$890,364	$42,117	$227,720	$—	$4,424	$—	$1,164,625
Operating (loss) income	(48,625)	15,312	40,363	(3,010)	(20,663)	(26,442)	(43,065)
Impairments	29,052	—	—	—	9,092	—	38,144
Restructuring charges	4,191	—	15	—	905	2,609	7,720

Telecom Platform Services’ operating income in the three and nine months ended April 30, 2010 included a gain of $10.0 million from the settlement of litigation with certain defendants affiliated with STi Prepaid, LLC (see Note 13).

All Other’s operating loss in the three and nine months ended April 30, 2010 included a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd., net of expense of $1.5 million for the settlement of certain other claims. In fiscal 2008 and fiscal 2009, the Company disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the Chief Executive Officer of IDT Global Israel. On March 31, 2010, the Company settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

Alternative Energy’s operating income (loss) in the three and nine months ended April 30, 2009 included a gain on the sale of a 50% interest in AMSO, LLC of $2.6 million (see Note 6).

Note 13—Legal Proceedings

On March 8, 2007, IDT Telecom, Inc. and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, the Company settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, IDT Telecom, Inc., UTA and STi Phonecard, Inc., Telco Group, Inc., VOIP Enterprises, Inc., and Find & Focus Abilities, Inc. (together, the “Telco Companies”), citing the significant sums expended and anticipated high costs of continuing the litigation, agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) the Telco Companies paid IDT Telecom, Inc. and UTA cash of $10.0 million, (ii) IDT Telecom, Inc. and UTA dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases. In addition, IDT Telecom, Inc. and UTA entered into mutual releases with STi Prepaid, LLC and Leucadia National Corp., on behalf of themselves and their affiliates, in connection with allegations and claims related to the above described litigation and a related lawsuit by IDT Telecom, Inc. and UTA against Leucadia which is not being dismissed pursuant to the Settlement Agreement, but was dismissed by the New York State Supreme Court. As a result of the settlement, in the three months ended April 30, 2010, the Company recorded a gain from the settlement of litigation of $10.0 million, which is included in “Gains on settlements, net” in the condensed consolidated statement of operations.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), all local exchange carriers, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company’s subsidiaries IDT Telecom, Inc., Entrix Telecom Inc. and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay hundreds of thousands, and potentially millions of dollars of “switched access service” charges for calls made by consumers using the Company’s subsidiaries’ prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, the Company filed a motion to stay or in the alternative to dismiss the complaint, which Southwestern Bell opposed. On June 3, 2010, the Judge issued an Order denying the Company’s motion to stay and motion to dismiss. At this stage of the proceedings, the Company is unable to estimate its potential liability for this claim.

On May 15, 2009, T-Mobile USA, Inc. (“T-Mobile”) filed a complaint (which was subsequently amended) against a subsidiary of the Company, IDT Domestic Telecom, Inc. (“Domestic Telecom”), in the Superior Court of the State of Washington, King County. The complaint alleges that Domestic Telecom breached a Wholesale Supply Agreement entered into between T-Mobile and Domestic Telecom in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that Domestic Telecom purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court recently denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties have commenced discovery. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On June 1, 2006, the Company filed a complaint in the United States District Court for the District of New Jersey alleging that eBay, Inc., Skype Technologies SA, Skype, Inc. and several as of yet unidentified business entities (collectively, “Skype”) infringed patents owned by the Company. The Company’s complaint was amended to include claims for Skype’s alleged infringement of additional patents, all owned by the Company. The lawsuit seeks, among other things, an injunction enjoining Skype from infringing these patents and monetary damages in connection with Skype’s alleged infringement. Skype has answered the complaint and amended complaints, denying any liability with respect to the Company’s claims and asserted counterclaims. The parties have exchanged expert reports, are completing pre-trial discovery and submitted a final pre-trial order to the Court in December 2008. A request was filed with the United States Patent and Trademark Office (“USPTO”) to reexamine the patents in question. All of the claims underlying the Company’s patents in question were initially rejected by the USPTO, and the Company was given the opportunity to respond. The Company responded to those rejections. On May 10, 2010 and May 11, 2010, the USPTO issued Office Actions or Notices relating to three of the reexamination requests filed. On May 10, 2010, the USPTO issued an Office Action in which the rejections of claims 1-3 and 5-6 (claims not the subject of the suit by the Company against Skype) of U.S. Patent No. 6,009,469 were withdrawn by the USPTO examiner and the patentability of those claims was confirmed, but maintaining the rejection of claims 8, 9 and 14-18 of those patents. On May 11, 2010, the USPTO: (i) issued a Notice of Intent to Issue a Re-Exam Certificate which indicates that the patentability of claims 1-3 of U.S. Patent No. 6,701,365 has been confirmed, and (ii) issued an Office Action in which the rejections of all of the pending claims for which reexamination was sought on U.S. Patent No. 6,108,704 (other than claims 43 and 44) were withdrawn by the USPTO examiner and the patentability of those claims was confirmed, but maintaining the rejection of claims 43 and 44 of that patent. Finally, on May 17, 2010, the USPTO issued Office Actions relating to the remaining two patents that underlie the Company’s claims in the New Jersey suit. With respect to U.S. Patent No. 6,513,066, the USPTO maintained the rejection of claims 1-3 and 6-8 and with respect to U.S. Patent No. 6,131,121, the USPTO maintained the rejection of claims 6-11 but withdrew the rejections of claims 12-14 and confirmed the patentability of those claims. In addition, on April 9, 2010, the Company filed a motion to transfer venue for this New Jersey action to the Western District of Arkansas, which the Defendants opposed. Oral argument was held on May 26, 2010, at which time the Court granted the Company’s motion to transfer.

On February 20, 2008, eBay, Inc. filed a complaint (which was subsequently amended) in the United States District Court for the Western District of Arkansas alleging that the Company, Net2Phone, Inc., IDT Telecom, Inc. and UTA infringed U.S. Patent No. 6,067,350 that is owned by eBay, Inc. The lawsuit seeks, among other things, an injunction enjoining the Company from infringing the patent and an undetermined amount of monetary damages in connection with the Company’s alleged infringement. On April 23, 2008, the Company answered eBay’s complaint and denied all wrongdoing. The Company also filed counterclaims against eBay for infringement of Net2Phone patents: U.S. Patents numbers 6,275,490; 5,974,414; and 6,631,399. The Company asked the court in Arkansas to enjoin those portions of eBay’s auction business that infringe Net2Phone patents and to award Net2Phone damages as a result of eBay’s patent infringement. eBay has answered Net2Phone’s counterclaims, denied all wrongdoing and asserted counterclaims. The parties exchanged expert reports on April 1, 2010 and filed motions for summary judgment on May 24, 2010. On June 7, 2010, the Company filed its opposition to eBay’s motion, and on June 10, 2010, eBay filed its opposition to the Company’s motion. Trial is set for August 23, 2010.

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

On March 29, 2004, D. Michael Jewett (“Plaintiff”), a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Plaintiff filed an amended supplemental pleading which the Company moved to dismiss. Plaintiff opposed the Company’s motion. On September 11, 2007, the Court issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Plaintiff’s direct supervisor. The Court also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint, and dismissed Plaintiff’s abuse of process and defamation claims with prejudice. However, the Court denied the Company’s motion to dismiss the count for IIED. Thereafter, defendants were permitted to file another motion to dismiss Plaintiff’s IIED claim in the amended supplemental complaint, which the Plaintiff opposed. On February 19, 2008, the Court issued an Opinion and Order dismissing plaintiff’s IIED claim. Plaintiff also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. Fact discovery and expert discovery is complete. On February 25, 2010, the Company filed a motion for summary judgment, which the Plaintiff opposed. On June 7, 2010, the Court issued an Opinion and Order which denied the Company’s motion for summary judgment regarding plaintiff’s CEPA claim, but granted the Company’s motion for summary judgment regarding plaintiff’s LAD claim and common law defamation claim.

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

Note 14—Commitments and Contingencies

The Company had purchase commitments of $3.5 million as of April 30, 2010.

On December 31, 2008, upon Stephen Brown’s retirement as the Company’s Chief Financial Officer and Treasurer, the Company entered into a consulting arrangement with Mr. Brown under which he would receive $0.3 million per year for five years in exchange for consulting services to be provided to the Company. On April 21, 2010, the Company and Mr. Brown agreed to terminate this commitment for consulting services in exchange for (1) a payment by the Company to Mr. Brown of $0.6 million, of which $0.4 million was paid in April 2010 and $0.2 million will be paid on or before February 1, 2011, (2) the cancelation of Mr. Brown’s note payable to the Company with a principal amount of $0.4 million and (3) the forfeit and cancelation of approximately nine thousand unvested shares of the Company’s Class B common stock which were granted to Mr. Brown in October 2008.

In June 2010, the Company agreed to adjustments that the Internal Revenue Service proposed based upon audits of its U.S. federal tax returns for fiscal years 2006, 2007 and 2008. These adjustments reduced the Company’s pending refund claim by $0.4 million to $1.8 million, and reduced its domestic net operating loss carryforward by $41.3 million to approximately $215 million at April 30, 2010. The Company expects the IRS to finalize these audits in July 2010.

The Company currently remains subject to examinations of its income tax returns as follows: U.S. federal tax return for fiscal 2009, state and local tax returns generally for fiscal 2005 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. Management of the Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.8 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.4 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. The Company cannot be certain of the ultimate outcome of this matter at this time. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which the Company has accrued an aggregate of $3.0 million as of April 30, 2010. Management of the Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

As of April 30, 2010, the Company had letters of credit outstanding totaling $15.0 million, the majority of which expire by April 30, 2011. As of April 30, 2010 and July 31, 2009, cash and cash equivalents of $13.8 million and $65.0 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets. Also, as of July 31, 2009, marketable securities of $5.1 million were restricted primarily against letters of credit, and were included in “Marketable securities” in the Company’s condensed consolidated balance sheet. The letters of credit outstanding at April 30, 2010 and July 31, 2009 were collateral to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years until June 29, 2011, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of April 30, 2010, cash and cash equivalents of $0.2 million and trade accounts receivable of $20.3 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.0 million as of April 30, 2010. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $1.7 million at April 30, 2010.

As of April 30, 2010 and July 31, 2009, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

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

On February 1, 2010, the Company adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements (see Note 4). The main provisions of the amendment require new disclosures about (1) transfers in and out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarifies existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The adoption of the changes to the disclosures about fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. Pursuant to the amendment, the adoption of certain of the disclosures about the activity within Level 3 is not required until August 1, 2011. The Company does not expect the adoption of these changes to its disclosures about fair value measurements to have an impact on its financial position, results of operations or cash flows.

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

•
Genie Energy, which is comprised of IDT Energy and Alternative Energy. IDT Energy operates our energy services company, or ESCO, in New York State, that resells electricity and natural gas to residential and small business customers. In addition, in the third quarter of fiscal 2010, IDT Energy began acquiring customers in New Jersey and Pennsylvania. Alternative Energy consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages our 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our U.S. oil shale initiative, and (2) our 89% interest in Israel Energy Initiatives, Ltd., or IEI, our Israeli alternative energy venture.

We also hold assets including certain real estate and operate other smaller or early-stage initiatives and operations.

We conduct our business through the following four reportable segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Alternative Energy. All other operating segments that are not reportable individually are included in All Other.

Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, we completed the pro rata distribution of the common stock of CTM Media Holdings, Inc., or CTM Holdings, to our stockholders of record as of the close of business on August 3, 2009 (which we refer to following as the CTM Spin-Off). CTM Holdings’ businesses at the time of the CTM Spin-Off included CTM Media Group, IDW Publishing and WMET 1160AM. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of our stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Prior to the CTM Spin-Off, we provided certain services to CTM Holdings’ subsidiaries. We and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, we provide certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. In the three and nine months ended April 30, 2010, our selling, general and administrative expenses were reduced by $0.2 million and $0.8 million, respectively, for the amounts charged to CTM Holdings. At April 30, 2010, other current assets included $0.1 million due from CTM Holdings.

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

Union Telecard Dominicana, S.A and Ethnic Grocery Brands LLC

On June 24, 2009, we acquired the 49% interest in Union Telecard Alliance, LLC, or UTA, that we did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in Union Telecard Dominicana, S.A., or UTA DR, held by UTA, (e) the assignment of an 80% ownership interest in Ethnic Grocery Brands LLC, or EGB, held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, effective March 2010, we accrued an additional $1.6 million upon the resolution of post-closing contingencies that was recorded as goodwill. The aggregate purchase price was $11.3 million, which included the aggregate estimated fair value of the interests in UTA DR and EGB of $2.0 million. UTA is the distributor of our prepaid calling cards in the United States. UTA DR and EGB met the criteria to be reported as discontinued operations and accordingly, the assets, liabilities, results of operations and cash flows of UTA DR and EGB are classified as discontinued operations for all periods presented.

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. Loss on sale of discontinued operations in the three and nine months ended April 30, 2010 of less than $0.1 million and $0.2 million, respectively, included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on sale of discontinued operations in the nine months ended April 30, 2009 of $0.2 million included compensation which arose from and was directly related to the operations of IDT Entertainment prior to its disposal.

Summary Financial Data of Discontinued Operations

Revenues, (loss) income before income taxes and net (loss) income of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2010	2009	2010	2009
	(in millions)
Revenues:
CTM Holdings and subsidiaries	$—	$7.1	$4.0	$23.4
Hillview	—	1.7	—	5.0
UTA DR	—	17.0	—	46.4
EGB	—	6.3	—	19.4
IDT Carmel	—	0.9	—	16.5

Total	$—	$33.0	$4.0	$110.7

(Loss) income before income taxes:
CTM Holdings and subsidiaries	$—	$(31.7)	$—	$(34.4)
Hillview	—	(1.9)	—	(2.1)
UTA DR	—	0.2	—	(0.2)
EGB	—	(0.4)	—	(1.7)
IDT Carmel	—	(3.0)	—	(39.0)

Total	$—	$(36.8)	$—	$(77.4)

Net (loss) income:
CTM Holdings and subsidiaries	$—	$(31.3)	$(0.2)	$(34.2)
Hillview	—	(1.9)	—	(2.1)
UTA DR	—	0.2	—	(0.2)
EGB	—	(0.4)	—	(1.7)
IDT Carmel	—	(3.0)	—	(39.0)

Total	$—	$(36.4)	$(0.2)	$(77.2)

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

In March 2009, pursuant to a Member Interest Purchase Agreement entered into on December 19, 2008, TOTAL E&P Research & Technology USA, or Total, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in the three months ended April 30, 2009 in connection with the sale. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

At April 30, 2010, our estimated maximum exposure to additional loss as a result of the required investment in AMSO, LLC was $7.4 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at April 30, 2010 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(0.8)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(1.8)

Estimated maximum exposure to additional loss	$7.4

On May 3, 2010, AMSO made an additional capital contribution to AMSO, LLC of $0.5 million.

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

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 84.7% of our total revenues from continuing operations in the nine months ended April 30, 2010, compared to 80.1% in the nine months ended April 30, 2009.

Over the past few years, our IDT Telecom calling card business has been negatively affected by many outside factors. We often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, revenues and profits. In April 2010, the Federal Communications Commission, or FCC, sent inquiry letters to a number of prepaid calling card providers concerning their marketing practices. The letters seek broad classes of documents, including advertisements for prepaid cards, contracts with distributors and rate decks for the carrier’s services. The letters also ask for detailed information about the provisioning of prepaid card services, and an identification of which entities perform certain functions related to the marketing, distribution and use of prepaid calling cards. All responses must include a sworn declaration from an officer confirming that all requested information was provided. One of our subsidiaries received one of these letters from the FCC and we complied with the FCC’s requests. Prior to this action, prepaid card enforcement activities have been conducted in private litigation, before certain state attorneys general and before the Federal Trade Commission.

We have also conducted private litigation related to such misleading marketing practices. On March 8, 2007, IDT Telecom and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, IDT Telecom, UTA and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid IDT Telecom and UTA cash of $10.0 million, (ii) IDT Telecom and UTA dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

Over the past few years, we have also experienced a gradual shift in demand industry-wide away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling cards.

In all of our significant IDT Telecom lines of business, our competitors continue to aggressively price their services. In our wholesale operations, we have generally had to pass along portions of our per-minute cost savings to our customers in the form of lower prices. These trends have impacted our telecom businesses, and as a result, we have generally experienced declines in both our revenues and overall per-minute price realizations. At times, though, we have chosen to raise prices, particularly within our calling card business, in an effort to increase per-minute price realizations, which generally results in a negative impact on minute volumes.

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into considerably less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At April 30, 2010, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $47.0 million and the mortgage payable balance was $25.8 million. At April 30, 2010, we evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. We are assessing a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Results of Operations

Three and Nine Months Ended April 30, 2010 Compared to Three and Nine Months Ended April 30, 2009

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Revenues
IDT Telecom	$300.0	$288.8	$11.2	3.8%	$885.9	$932.5	$(46.6)	(5.0)%
IDT Energy	53.8	66.7	(12.9)	(19.3)	154.9	227.7	(72.8)	(32.0)
Alternative Energy	—	—	—	—	—	—	—	—
All Other	1.6	1.4	0.2	18.2	4.6	4.4	0.2	5.7

Total revenues	$355.4	$356.9	$(1.5)	(0.4)%	$1,045.4	$1,164.6	$(119.2)	(10.2)%

Revenues. The increase in IDT Telecom revenues in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was due to an increase in the revenues of our Telecom Platform Services segment, which more than offset a decline in the revenues of our Consumer Phone Services segment. The decrease in IDT Telecom revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 resulted from revenue declines in both of the IDT Telecom segments. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 18.4% from 4.53 billion in the three months ended April 30, 2009 to 5.36 billion in the three months ended April 30, 2010, and increased 8.1% from 14.26 billion in the nine months ended April 30, 2009 to 15.41 billion in the nine months ended April 30, 2010. The decrease in IDT Energy revenues in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily because of lower natural gas rates charged to customers, a net decrease in the customer base and declines in consumption. The decrease in IDT Energy revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily the result of declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs and, secondarily, due to a decline in consumption. As of April 30, 2010, IDT Energy’s customer base consisted of approximately 364,000 meters compared to 414,000 meters as of April 30, 2009. In the third quarter of fiscal 2010, IDT Energy began testing customer acquisition programs in a limited number of utility territories within New Jersey and Pennsylvania.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$281.2	$272.2	$9.0	3.3%	$827.9	$895.2	$(67.3)	(7.5)%
Selling, general and administrative	52.6	67.4	(14.8)	(21.9)	164.4	219.3	(54.9)	(25.0)
Depreciation and amortization	7.6	10.9	(3.3)	(30.2)	25.4	35.9	(10.5)	(29.2)
Bad debt	1.2	2.5	(1.3)	(51.0)	2.1	6.2	(4.1)	(66.0)
Research and development	2.3	1.5	0.8	46.7	5.8	7.9	(2.1)	(27.4)
Impairments	—	29.3	(29.3)	(100.0)	(0.1)	38.1	(38.2)	(100.3)
Restructuring charges	2.9	0.5	2.4	437.5	4.5	7.7	(3.2)	(41.0)

Total costs and expenses	$347.8	$384.3	$(36.5)	(9.5)%	$1,030.0	$1,210.3	$(180.3)	(14.9)%

Direct Cost of Revenues. The increase in direct cost of revenues in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 was due to an increase in the direct cost of revenues of IDT Telecom, partially offset by a decrease in the direct cost of revenues of IDT Energy. The decrease in direct cost of revenues in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily due to the decline in direct cost of revenues of IDT Energy. Direct cost of revenues of IDT Telecom increased in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 due to the translation effect of the strengthening of European currencies, as well as a result of the increase in minutes of use volume, partially offset by lower average termination cost per minute and lower network connectivity costs. Direct cost of revenues of IDT Telecom decreased in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 as a result of lower average termination cost per minute and lower network connectivity costs, as well as a declining customer base in our Consumer Phone Services segment, partially offset by currency translation effects. The decrease in IDT Energy’s direct cost of revenues was primarily due to decreases in average unit costs, although direct cost of revenues for electricity increased in the three months ended April 30, 2010 compared to the same period in fiscal 2009 primarily due to an increase in the average unit costs.  Overall gross margin decreased from 23.7% and 23.1% in the three and nine months ended April 30, 2009, respectively, to 20.9% and 20.8% in the three and nine months ended April 30, 2010, respectively, primarily due to the decline in gross margins in IDT Telecom. The gross margins in IDT Energy also decreased in the three months ended April 30, 2010 compared to the same period in fiscal 2009, and increased in the nine months ended April 30, 2010 compared to the same period in fiscal 2009.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 was due to reductions in the selling, general and administrative expenses of IDT Telecom, IDT Energy and Corporate. These reductions were largely due to our cost savings program and reductions in force instituted in fiscal 2008 and fiscal 2009. We successfully executed the majority of our cost-cutting initiatives in fiscal 2009, such that our current level of selling, general and administrative expenses offer comparatively modest opportunities for additional reductions.

The reduction in IDT Telecom’s selling, general and administrative expenses was primarily due to reductions in compensation and benefits, commissions and professional fees, as well as in facilities and equipment/software maintenance costs. In addition, IDT Telecom’s selling, general and administrative expenses were reduced due to a non-routine adjustment to payroll taxes. IDT Energy’s selling, general and administrative expenses decreased due primarily to decreases in customer acquisition costs and purchase of receivable (or POR) fees. The decrease in Corporate general and administrative expenses was primarily attributable to non-routine reductions in certain employee-related expenses, including an adjustment to payroll taxes as well as a tax credit from the New Jersey State Business Employment Incentive Program. In addition, Corporate general and administrative expenses decreased in the nine months ended April 30, 2010 as compared to the similar period in fiscal 2009 due to the company-wide cost savings program that resulted in decreases in payroll, as well as a reduction in consulting fees. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 18.9% and 18.8% in the three and nine months ended April 30, 2009, respectively, to 14.8% and 15.7% in the three and nine months ended April 30, 2010, respectively, as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $0.3 million and $2.2 million in the three and nine months ended April 30, 2010, respectively, compared to $0.8 million and $2.7 million in the three and nine months ended April 30, 2009, respectively.

On October 21, 2009, upon the retirement of Mr. James A. Courter as our Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of our Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of our Class B common stock. All of the restricted shares were vested on the date of grant. In the nine months ended April 30, 2010, we recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by us and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange 0.2 million of the shares of our Class B common stock for the number of shares of common stock of Genie Energy Corporation, or Genie, equal to 1% of the outstanding equity of Genie as of October 21, 2009.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost is expected to be recognized over the vesting period from January 1, 2009 through December 31, 2013. We recognized compensation cost related to this agreement of $0.2 million and $0.6 million in the three and nine months ended April 30, 2010, respectively, and $0.2 million and $0.3 million in the three and nine months ended April 30, 2009, respectively.

On November 5, 2008, we amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of our Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. We recognized compensation cost related to this agreement of nil and $0.2 million in the three and nine months ended April 30, 2010, respectively, and $0.2 million and $0.3 million in the three and nine months ended April 30, 2009, respectively.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

Bad Debt Expense. Bad debt expense decreased in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 due to decreases in IDT Telecom and IDT Energy’s bad debt expense. The decrease in IDT Telecom’s bad debt expense was primarily due to improved marketplace credit conditions particularly within our U.S. retail operations. The decrease in IDT Energy’s bad debt expense was due primarily to the transition to a POR program beginning in the third quarter of fiscal 2009 of a significant portion of IDT Energy’s receivables that were not previously included in a POR program.

Research and Development. Research and development expenses consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in millions)
Telecom Platform Services Segment:
Fabrix T.V., Ltd.	$0.6	$0.8	$2.1	$2.4
Alternative Energy Segment:
Israel Energy Initiatives, Ltd.	1.7	0.6	3.7	2.4
AMSO	—	0.1	—	3.1

Total research and development expenses	$2.3	$1.5	$5.8	$7.9

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

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D lease area and is currently in the process of building the facilities to conduct a pilot test during fiscal 2011.

Impairments. Impairments consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in millions)
Telecom Platform Services:
Goodwill	$—	$29.0	$—	$29.0
All Other:
Other assets	—	0.3	(0.1)	3.8
FCC licenses	—	—	—	5.3

Total impairments	$—	$29.3	$(0.1)	$38.1

Certain events and circumstances in the second quarter of fiscal 2009 indicated that the fair value of certain of our reporting units may be below their carrying value. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of certain reporting units, therefore we performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in the three and nine months ended April 30, 2009, we recorded goodwill impairment of $29.0 million in our Telecom Platform Services - Rechargeable reporting unit, which reduced the carrying amount of the unit’s goodwill to zero. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates and assumptions prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

At April 30, 2010, the carrying amount of our goodwill was $18.7 million. Our operating results for fiscal 2009, which included significant impairment charges, are not necessarily indicative of the results that may be expected in the future. Impairment charges are not cash expenditures, therefore the impairments in fiscal 2009 did not impact our liquidity, nor will these charges impact our future liquidity.

The primary drivers in our assumptions that resulted in the goodwill impairment in fiscal 2009 were (1) lower than expected revenues since our prior annual goodwill impairment test conducted as of May 1, 2008 that caused us to reduce our revenue and cash flow projections at December 31, 2008, the date of our interim impairment test, (2) an increase in the discount rates used at December 31, 2008 compared to May 1, 2008, (3) reductions in the terminal value growth rates used at December 31, 2008 compared to May 1, 2008, and (4) no expectation of an economic recovery in our cash flow projections. The primary drivers behind our changed expectations for future results, cash flows and liquidity were (1) the global economic slowdown, (2) lower than expected revenues including a decrease in customer spending, and (3) certain of our customers experiencing financial challenges including bankruptcy. All of these factors contributed to the reduction in the revenue and cash flow projections at December 31, 2008 compared to May 1, 2008.

In the nine months ended April 30, 2009, we recorded an impairment charge of $3.5 million which reduced the carrying value of a building held for sale. The building was sold in June 2009. In addition, IDT Spectrum, which is included in All Other, holds a significant number of FCC licenses for commercial fixed wireless spectrum. Certain events and circumstances in the second quarter of fiscal 2009 indicated that these FCC licenses may be impaired. IDT Spectrum recorded impairment charges in the nine months ended April 30, 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. We estimated the fair value of these FCC licenses based on IDT Spectrum’s continuing operating losses and projected losses for the foreseeable future.

Restructuring Charges. Restructuring charges in the three and nine months ended April 30, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The restructuring charges in the nine months ended April 30, 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain IDT Telecom employees. In addition, the restructuring charges in the nine months ended April 30, 2009 included costs for the shutdown or consolidation of certain facilities of $0.7 million in Corporate and $0.8 million in Telecom Platform Services.

The following table summarizes the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

	Balance at July 31, 2009	Charged to Expense	Payments	Non-cash Charges	Balance at April 30, 2010
	(in millions)
IDT Telecom	$3.0	$1.4	$(3.4)	$—	$1.0
IDT Energy	—	—	—	—	—
All Other	—	—	—	—	—
Corporate	3.6	3.1	(2.3)	(0.4)	4.0

Total	$6.6	$4.5	$(5.7)	$(0.4)	$5.0

Gains on settlements, net. Gains on settlements, net in the three and nine months ended April 30, 2010 of $9.0 million, which is included in income from operations, was comprised of (1) a gain of $10.0 million from the settlement of litigation and (2) a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd., net of (3) $1.5 million for the settlement of certain other claims. On March 8, 2007, IDT Telecom and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, IDT Telecom, UTA and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid IDT Telecom and UTA cash of $10.0 million, (ii) IDT Telecom and UTA dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

In fiscal 2008 and fiscal 2009, we disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the Chief Executive Officer of IDT Global Israel. On March 31, 2010, we settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Income (loss) from operations	$16.6	$(24.8)	$41.4	166.8%	$24.4	$(43.1)	$67.5	156.6%
Interest expense, net	(1.6)	(0.8)	(0.8)	(84.1)	(4.8)	(1.0)	(3.8)	(374.4)
Other income (expense), net	1.0	1.1	(0.1)	(15.2)	(0.1)	(30.6)	30.5	99.7
Provision for income taxes	(3.5)	(1.7)	(1.8)	(103.1)	(6.3)	(10.7)	4.4	41.6

Income (loss) from continuing operations	12.5	(26.2)	38.7	147.8	13.2	(85.4)	98.6	115.4
Loss from discontinued operations	—	(36.4)	36.4	99.9	(0.4)	(77.4)	77.0	99.5

Net income (loss)	12.5	(62.6)	75.1	119.9	12.8	(162.8)	175.6	107.8
Net (income) loss attributable to noncontrolling interests	0.1	(0.8)	0.9	114.1	—	0.1	(0.1)	(13.7)

Net income (loss) attributable to IDT Corporation	$12.6	$(63.4)	$76.0	119.9%	$12.8	$(162.7)	$175.5	107.9%

Interest Expense, net. The increase in interest expense, net in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 was due to finance charges of $0.5 million and $1.3 million in the three and nine months ended April 30, 2010, respectively from the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP) dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas, as well as a decrease in interest income in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009.

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in millions)
Other than temporary decline in value of auction rate securities	$—	$(0.1)	$—	$(6.8)
Gain (loss) on investments	0.3	(0.2)	(1.3)	(22.2)
Equity in net loss of AMSO, LLC	(0.4)	(0.2)	(1.1)	(0.2)
Foreign currency transaction gains	0.7	1.2	1.4	2.4
Other	0.4	0.4	0.9	(3.8)

Total other income (expense), net	$1.0	$1.1	$(0.1)	$(30.6)

Income Taxes. Income tax expense increased in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 due primarily to an increase in state and local income tax expense as a result of an increase in IDT Telecom’s taxable income. Income tax expense decreased in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 due primarily to a decrease in interest on income taxes, which is classified as a component of income tax expense, as well as a decrease in foreign income tax expense. Interest on income taxes was $0.1 million and $0.5 million in the three and nine months ended April 30, 2010, respectively, compared to $0.5 million and $4.5 million in the three and nine months ended April 30, 2009, respectively. Our foreign income tax expense results from income generated by certain of our foreign subsidiaries that cannot be offset against losses of our other foreign subsidiaries.

In June 2010, we agreed to adjustments that the Internal Revenue Service proposed based upon audits of our U.S. federal tax returns for fiscal years 2006, 2007 and 2008. These adjustments reduced our pending refund claim by $0.4 million to $1.8 million, and reduced our domestic net operating loss carryforward by $41.3 million to approximately $215 million at April 30, 2010. We expect the IRS to finalize these audits in July 2010.

We currently remain subject to examinations of our income tax returns as follows: U.S. federal tax return for fiscal 2009, state and local tax returns generally for fiscal 2005 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. Our management believes that we have adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$291.4	$276.3	$15.1	5.5%	$857.0	$890.4	$(33.4)	(3.8)%
Consumer Phone Services	8.6	12.5	(3.9)	(31.4)	28.9	42.1	(13.2)	(31.4)

Total revenues	$300.0	$288.8	$11.2	3.8%	$885.9	$932.5	$(46.6)	(5.0)%

Minutes of use
Retail calling cards	2,747	2,383	364	15.2%	7,806	7,548	258	3.4%
Wholesale carrier	2,617	2,148	469	21.8	7,601	6,710	891	13.3

Total minutes of use	5,364	4,531	833	18.4%	15,407	14,258	1,149	8.1%

Average revenue per minute
Retail calling cards	$0.0638	$0.0666	$(0.0028)	(4.1)%	$0.0652	$0.0698	$(0.0046)	(6.7)%
Wholesale carrier	0.0443	0.0547	(0.0104)	(19.0)	0.0458	0.0541	(0.0083)	(15.3)

Total average revenue per minute	$0.0543	$0.0610	$(0.0067)	(10.9)%	$0.0556	$0.0624	$(0.0068)	(10.9)%

Revenues. IDT Telecom revenues increased in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. We experienced revenue declines in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 in both of the IDT Telecom segments. As a percentage of IDT Telecom’s total revenues from continuing operations, Telecom Platform Services revenues increased from 95.5% in the nine months ended April 30, 2009 to 96.7% in the nine months ended April 30, 2010, and Consumer Phone Services revenues decreased from 4.5% in the nine months ended April 30, 2009 to 3.3% in the nine months ended April 30, 2010.

Telecom Platform Services revenues increased 5.5% in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 primarily due to increased revenues in our retail business, partially offset by lower revenues in our wholesale carrier business. In addition, Telecom Platform Services revenues benefitted from the year-over-year strengthening of European currencies, which translated into increased revenues of approximately $5.3 million in the three months ended April 30, 2010 compared to the similar period in fiscal 2009. Within our U.S. retail business, revenue growth was generated primarily by international mobile top-up calling cards, or IMTU cards, and prepaid calling cards. IMTU cards enable customers to transfer minutes purchased in the U.S. directly to accounts held by friends and family at participating wireless carriers overseas. We are continuing to expand the IMTU card product line in the U.S. and more recently in Europe, and we expect to add new wireless carrier destinations in the coming year. Our calling card revenues in the U.S. and Europe increased primarily due to aggressive pricing and new calling card offerings. Our prepaid solutions business includes private label calling cards sold to major retailers and IDT-branded calling cards sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores. Revenues in our prepaid solutions business declined in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 primarily due to a decline in both the number of retail accounts and customers that we service, as well as due to continued price competition.

Telecom Platform Services revenues declined 3.8% in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009, as both our retail and wholesale carrier businesses faced revenue softness. The decrease in Telecom Platform Services revenues was partially offset by the year-over-year strengthening of European currencies, which translated into increased revenues of approximately $10.8 million in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009. Our calling card revenues in the U.S. and South America, as well as revenues in our prepaid solutions business, fell in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009. These revenue declines were partially offset by strong revenue growth for our IMTU cards in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009. In addition, retail revenue in Europe and Asia increased in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 on the strength of aggressive pricing and new calling card offerings.

Wholesale carrier revenue declined 1.3% and 4.1% in the three and nine months ended April 30, 2010, respectively, compared to the similar periods in fiscal 2009 despite growth in wholesale carrier minutes of use, because pricing competition in this market continues to intensify.

Total minutes of use for Telecom Platform Services increased 18.4% and 8.1% in the three and nine months ended April 30, 2010, respectively, compared to the similar periods in fiscal 2009. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities increased 21.8% and 13.3% in the three and nine months ended April 30, 2010, respectively, compared to the similar periods in fiscal 2009 as a result of lower pricing per minute that generated more traffic to our network.

Minutes of use from our retail activities increased 15.2% and 3.4% in the three and nine months ended April 30, 2010, respectively, compared to the similar periods in fiscal 2009. In fiscal 2010, minutes of use of our calling card businesses in Europe and Asia have increased compared to the similar periods in fiscal 2009, and minutes of use of our calling card businesses in the U.S. and South America decreased compared to the similar periods in fiscal 2009. Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 10.9% in both the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009. Average revenue per minute in our wholesale carrier business and our retail business decreased due to continued aggressive competition, and our desire to compete for minutes of use growth.

Consumer Phone Services revenues declined 31.4% in both the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 21,500 as of April 30, 2010 compared to 32,300 as of April 30, 2009. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 80,200 as of April 30, 2010 compared to 108,200 as of April 30, 2009.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$238.7	$219.1	$19.6	9.0%	$705.9	$711.0	$(5.1)	(0.7)%
Consumer Phone Services	4.1	5.9	(1.8)	(31.2)	13.0	18.0	(5.0)	(27.7)

Total direct cost of revenues	$242.8	$225.0	$17.8	7.9%	$718.9	$729.0	$(10.1)	(1.4)%

Average termination cost per minute
Retail calling cards	$0.0489	$0.0485	$0.0004	0.8%	$0.0503	$0.0515	$(0.0012)	(2.2)%
Wholesale carrier	0.0399	0.0481	(0.0082)	(17.2)	0.0412	0.0480	(0.0068)	(14.3)

Total average termination cost per minute	$0.0445	$0.0483	$(0.0038)	(7.9)%	$0.0458	$0.0499	$(0.0041)	(8.1)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three months ended April 30, 2010 compared to the similar period in fiscal 2009 due to the translation effect of the strengthening of European currencies, as well as a result of the increase in minutes of use volume, partially offset by lower average termination cost per minute and lower network connectivity costs. Direct cost of revenues of IDT Telecom decreased in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 as a result of lower average termination cost per minute and lower network connectivity costs, as well as a declining customer base in our Consumer Phone Services segment, partially offset by currency translation effects. The impact on direct cost of revenues due to currency translation was an increase of approximately $4.8 million and $10.2 million in the three and nine months ended April 30, 2010, respectively, compared to the similar periods in fiscal 2009. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment.

In May 2009, we completed the migration of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost.

Direct cost of revenues in our Consumer Phone Services segment in the nine months ended April 30, 2010 were also reduced by the reversal of $0.6 million that was originally recorded in a prior period.

	Three months ended April 30,			Nine months ended April 30,
	2010	2009	Change	2010	2009	Change
Gross margin percentage
Telecom Platform Services	18.1%	20.7%	(2.6)%	17.6%	20.1%	(2.5)%
Consumer Phone Services	53.0	53.2	(0.2)	55.1	57.4	(2.3)

Total gross margin percentage	19.1%	22.1%	(3.0)%	18.8%	21.8%	(3.0)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009, primarily due to pricing competition and product mix changes, as discussed above.

Gross margins in our Consumer Phone Services segment remained basically the same in the three months ended April 30, 2010 compared to the similar period in fiscal 2009. Gross margins in our Consumer Phone Services segment decreased in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 primarily due to a reversal, during the second quarter of fiscal 2009, of certain costs that were originally recorded in previous years. The decline in gross margins in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 would have been larger except for the reversal of direct cost of revenues of $0.6 million in the first quarter of fiscal 2010.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$41.7	$48.4	$(6.7)	(14.0)%	$126.5	$155.1	$(28.6)	(18.5)%
Consumer Phone Services	1.9	2.7	(0.8)	(27.2)	5.8	8.8	(3.0)	(34.5)

Total selling, general and administrative expenses	$43.6	$51.1	$(7.5)	(14.7)%	$132.3	$163.9	$(31.6)	(19.3)%

Selling, General and Administrative. The decrease in selling, general and administrative expenses in IDT Telecom in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 was primarily due to reductions in compensation and benefits, commissions and professional fees, as well as in facilities and equipment/software maintenance costs. In addition, IDT Telecom’s selling, general and administrative expenses were reduced due to a non-routine adjustment to payroll taxes. Compensation and benefit costs have declined in fiscal 2010 as a result of the headcount reductions and other initiatives instituted in fiscal 2008 and fiscal 2009. With its reductions in force and other initiatives largely completed, compensation costs in Telecom Platform Services stabilized during the second and third quarters of fiscal 2010. Selling, general and administrative expenses in Consumer Phone Services decreased in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 as the cost structure is right-sized to the needs of this declining revenue business. As a percentage of IDT Telecom’s total revenues from continuing operations, selling, general and administrative expenses decreased from 17.7% and 17.6% in the three and nine months ended April 30, 2009, respectively, to 14.5% and 14.9% in the three and nine months ended April 30, 2010, respectively.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$6.6	$9.8	$(3.2)	(33.3)%	$22.3	$31.6	$(9.3)	(29.5)%
Consumer Phone Services	—	0.1	(0.1)	(45.8)	0.1	0.4	(0.3)	(80.3)

Total depreciation and amortization	$6.6	$9.9	$(3.3)	(33.4)%	$22.4	$32.0	$(9.6)	(30.2)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2010 compared to the similar periods in fiscal 2009 was primarily due to property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Bad debt expense
Telecom Platform Services	$1.1	$2.0	$(0.9)	(48.8)%	$1.5	$5.6	$(4.1)	(73.5)%
Consumer Phone Services	0.1	0.4	(0.3)	(60.5)	0.6	(0.4)	1.0	241.5

Total bad debt expense	$1.2	$2.4	$(1.2)	(50.5)%	$2.1	$5.2	$(3.1)	(60.1)%

Bad Debt Expense. The decrease in total bad debt expense in the three months ended April 30, 2010 compared to the similar period in fiscal 2009, and in our Telecom Platform Services segment in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily due to improved marketplace credit conditions particularly within our U.S. retail operations. The increase in bad debt expense in our Consumer Phone Services segment in the nine months ended April 30, 2010 compared to the similar period in fiscal 2009 was primarily due to a reversal of a provision for bad debt in fiscal 2009.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Research and development expenses
Telecom Platform Services	$0.6	$0.8	$(0.2)	(22.4)%	$2.1	$2.4	$(0.3)	(11.6)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total research and development expenses	$0.6	$0.8	$(0.2)	(22.4)%	$2.1	$2.4	$(0.3)	(11.6)%

Research and Development. Research and development expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2010 and 2009 were related to Fabrix T.V., Ltd., our majority-owned venture developing a video content delivery and storage platform.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Impairments
Telecom Platform Services	$—	$29.0	$(29.0)	(100.0)%	$—	$29.0	$(29.0)	(100.0)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total impairments	$—	$29.0	$(29.0)	(100.0)%	$—	$29.0	$(29.0)	(100.0)%

Impairments. Certain events and circumstances in the second quarter of fiscal 2009 indicated that the fair value of IDT Telecom’s reporting units may be below their carrying value. We measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of IDT Telecom’s Rechargeable reporting unit exceeded its estimated fair value, therefore we performed additional steps to determine whether an impairment of goodwill was required. As a result of this analysis, in the three and nine months ended April 30, 2009, we recorded goodwill impairment of $29.0 million in the Rechargeable reporting unit, which reduced the carrying amount of the unit’s goodwill to zero. On April 30, 2010 and July 31, 2009, IDT Telecom’s remaining goodwill was $11.8 million and $10.4 million, respectively. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates and assumptions prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Restructuring charges
Telecom Platform Services	$0.8	$0.3	$0.5	172.0%	$1.4	$4.2	$(2.8)	(66.6)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total restructuring charges expenses	$0.8	$0.3	$0.5	172.0%	$1.4	$4.2	$(2.8)	(66.6)%

Restructuring Charges. The restructuring charges in the three and nine months ended April 30, 2010 and 2009 consisted primarily of severance related to a reduction in force. The restructuring charges in the nine months ended April 30, 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees, and also included costs for the shutdown or consolidation of certain facilities of $0.8 million.

Gain from the Settlement of Litigation. On March 8, 2007, IDT Telecom and UTA filed a complaint and on April 2, 2007 an amended complaint in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, IDT Telecom, UTA and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid IDT Telecom and UTA cash of $10.0 million, (ii) IDT Telecom and UTA dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases. As a result of the settlement, in the three months ended April 30, 2010, we recorded a gain from the settlement of litigation of $10.0 million, which is included in the Telecom Platform Services income from operations.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$11.9	$(33.3)	$45.2	135.8%	$7.3	$(48.6)	$55.9	114.9%
Consumer Phone Services	2.4	3.6	(1.2)	(32.0)	9.4	15.3	(5.9)	(38.2)

Total income (loss) from operations	$14.3	$(29.7)	$44.0	148.3%	$16.7	$(33.3)	$50.0	150.2%

IDT Energy Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%			$	%
	(in millions)
Revenues	$53.8	$66.7	$(12.9)	(19.3)%	$154.9	$227.7	$(72.8)	(32.0)%
Direct cost of revenues	38.1	46.9	(8.8)	(18.6)	108.2	164.9	(56.7)	(34.4)
Selling, general and administrative	5.7	6.9	(1.2)	(16.9)	14.3	21.4	(7.1)	(33.1)
Depreciation	0.1	—	0.1	nm	0.1	—	0.1	nm
Bad debt expense	—	0.1	(0.1)	(100.0)	—	1.0	(1.0)	(99.1)
Restructuring charges	—	—	—	—	0.1	—	0.1	322.3

Income from operations	$9.9	$12.8	$(2.9)	(22.6)%	$32.2	$40.4	$(8.2)	(20.2)%

nm—not meaningful

Revenues. IDT Energy’s revenues consisted of electricity sales of $29.4 million and $91.3 million in the three and nine months ended April 30, 2010, respectively, compared to $30.3 million and $125.0 million in the same periods in fiscal 2009, and natural gas sales of $24.4 million and $63.6 million in the three and nine months ended April 30, 2010, respectively, compared to $36.4 million and $102.7 million in the same periods in fiscal 2009. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use, and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use.

IDT Energy’s electricity revenues slightly declined in the three months ended April 30, 2010 compared to the same period in fiscal 2009 reflecting a decline in consumption, partially offset by an increase in the average rates charged to customers. IDT Energy’s electricity revenues declined in the nine months ended April 30, 2010 compared to the same period in fiscal 2009 primarily reflecting declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs and, secondarily, due to a decline in consumption. The decline in consumption in the three and nine months ended April 30, 2010 compared to the same periods in fiscal 2009 was in part due to a decline in meters. The electric rate increased 6.4% and declined 23.2% in the three and nine months ended April 30, 2010, respectively, compared to the same periods in fiscal 2009 and electric consumption declined 8.9% and 4.9% in the three and nine months ended April 30, 2010, respectively, compared to the same periods in fiscal 2009.

IDT Energy’s natural gas revenues declined in the three months ended April 30, 2010 compared to the same period in fiscal 2009 primarily due to a decline in consumption as well as declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs. The decline in natural gas consumption in the three months ended April 30, 2010 compared to the same period in fiscal 2009 reflects, in part, a decline in meters, warmer weather and a reduction in consumption per meter due to strategic changes in the territory mix of our customer base. IDT Energy’s natural gas revenues declined in the nine months ended April 30, 2010 compared to the same period in fiscal 2009 primarily reflecting declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs and, secondarily, due to a decline in consumption. The natural gas rates declined 8.3% and 22.3% in the three and nine months ended April 30, 2010, respectively, compared to the same periods in fiscal 2009 and natural gas consumption declined 26.7% and 20.4% in the three and nine months ended April 30, 2010, respectively, compared to the same periods in fiscal 2009.

The decline in consumption is partially due to the decline in customers since April 30, 2009 and partially due to lower consumption per meter for natural gas. As of April 30, 2010, IDT Energy’s customer base consisted of approximately 364,000 meters (205,000 electric and 159,000 natural gas) compared to 414,000 meters (236,000 electric and 178,000 natural gas) as of April 30, 2009. IDT Energy continues to monitor developments in other states with deregulated or deregulating markets, and in the third quarter of fiscal 2010, IDT Energy began testing customer acquisition programs in a limited number of utility territories within New Jersey and Pennsylvania. Customer acquisitions in these territories were modest in the quarter, and no revenues were recognized from these customers. IDT Energy will recognize revenues from the new customers in New Jersey and Pennsylvania beginning in the fourth quarter of fiscal 2010.

Partly as a result of the initiative to reorganize its sales teams and restructure its marketing approach that began during the fourth quarter of fiscal 2009, IDT Energy’s churn fell compared to the same period in fiscal 2009, from 4.5% and 5.2% in the three and nine months ended April 30, 2009, respectively, to 3.5% and 3.0% in the three and nine months ended April 30, 2010, respectively.

The initiative to create a significantly smaller but better trained external sales force and restructure the marketing approach slowed the pace of new meter acquisitions during the fourth quarter of fiscal 2009 and in the three and nine months ended April 30, 2010, resulting in gross meter acquisitions of 32,400 and 74,100 in the three and nine months ended April 30, 2010, respectively, compared to 50,400 and 210,600 in the same periods in fiscal 2009. New meter acquisitions were more than offset by customer churn in the three and nine months ended April 30, 2010, which resulted in a net loss of approximately 1,700 and 33,200 meters, respectively. IDT Energy’s management anticipates that customer acquisitions in all territories will substantially keep pace with customer churn resulting in a relatively stable customer meter count as it continues testing the market for expansion in New Jersey and Pennsylvania.

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $19.3 million and $59.4 million in the three and nine months ended April 30, 2010, respectively, compared to $18.0 million and $79.3 million in the same periods in fiscal 2009, and cost of natural gas of $18.8 million and $48.8 million in the three and nine months ended April 30, 2010, respectively, compared to $28.9 million and $85.6 million in the same periods in fiscal 2009. Direct cost of revenues for electricity increased in the three months ended April 30, 2010 compared to the same period in fiscal 2009 primarily due to an increase in the average unit costs, which was partially reflected in the increase in the average rates charged to customers. Direct cost of revenues for electricity decreased in the nine months ended April 30, 2010 compared to the same period in fiscal 2009 primarily due to significant decreases in the average unit costs. Direct cost of revenues for natural gas decreased in the three and nine months ended April 30, 2010 compared to the same periods in fiscal 2009 due to decreases in the average unit costs.

Gross margins in IDT Energy decreased to 29.1% in the three months ended April 30, 2010 compared to 29.7% in the comparable period in fiscal 2009, and gross margins in IDT Energy increased to 30.1% in the nine months ended April 30, 2010 compared to 27.6% in the comparable period in fiscal 2009. Comprising these figures were gross margins on electricity sales in the three and nine months ended April 30, 2010 of 34.2% and 35.0%, respectively, compared to 40.8% and 36.5% in the comparable periods in fiscal 2009 and gross margins on natural gas sales in the three and nine months ended April 30, 2010 of 23.1% and 23.2%, respectively, compared to 20.4% and 16.7% in the comparable periods in fiscal 2009. The gross margins on electricity sales decreased in the three months ended April 30, 2010 compared to the same period in fiscal 2009 because the increase in IDT Energy’s average rates charged to customers was less than the increase in the average unit cost of electricity. In addition, IDT Energy’s gross margin on electricity sales of 40.8% in the three months ended April 30, 2009 was exceptionally high. The gross margin on electricity sales decreased in the nine months ended April 30, 2010 compared to the same period in fiscal 2009 because the decrease in IDT Energy’s average rates charged to customers was greater than the decrease in the average unit cost of electricity. The gross margins on natural gas sales increased in the three and nine months ended April 30, 2010 compared to the same periods in fiscal 2009 primarily because IDT Energy’s average unit cost of natural gas decreased due to continuing favorable market conditions. The levels of gross margins achieved in fiscal 2009 and through the third quarter of fiscal 2010 may not be sustainable on a consistent basis going forward.

Selling, General and Administrative. The decrease in selling, general and administrative expenses in the three and nine months ended April 30, 2010 as compared to the comparable periods in fiscal 2009 was due primarily to decreases in customer acquisition costs and purchase of receivables (or POR) fees. Customer acquisition costs decreased in the three and nine months ended April 30, 2010 compared to the comparable periods in fiscal 2009 due to the decrease in the number of new customers acquired as described above. The decrease in POR fees in the three and nine months ended April 30, 2010 compared to the comparable periods in fiscal 2009 was due to the decrease in revenues, although POR fees as a percentage of IDT Energy’s revenues increased in the three and nine months ended April 30, 2010 compared to the comparable periods in fiscal 2009 as a result of certain of the utilities’ annual increase in the fee. In addition, compensation expense increased in the three months ended April 30, 2010 compared to the comparable period in fiscal 2009 primarily due to a bonus expense accrual as a result of IDT Energy’s favorable operating results, although compensation expense decreased in the nine months ended April 30, 2010 compared to the comparable period in fiscal 2009 primarily due to decreases in salaries and bonus expense. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 10.4% in the three months ended April 30, 2009 to 10.7% in the three months ended April 30, 2010 because IDT Energy’s revenues decreased at a faster rate than its selling, general and administrative expenses. As a percentage of total IDT Energy revenues, selling, general and administrative expenses decreased from 9.4% in the nine months ended April 30, 2009 to 9.2% in the nine months ended April 30, 2010 primarily due to the decreases described above.

Bad Debt Expense. The decrease in bad debt expense in the three and nine months ended April 30, 2010 compared to the comparable periods in fiscal 2009 was due primarily to the transition to a POR program beginning in the third quarter of fiscal 2009 of a significant portion of IDT Energy’s receivables that were not previously included in a POR program.

Restructuring Charges. The restructuring charges in the nine months ended April 30, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%			$	%
	(in millions)
General and administrative expenses	$(0.3)	$(0.1)	$(0.2)	nm	$(0.9)	$(0.1)	$(0.8)	nm
Research and development	(1.7)	(0.7)	(1.0)	(120.7)%	(3.7)	(5.5)	1.8	34.1%
Gain on sale of interest in AMSO, LLC	—	2.6	(2.6)	(100.0)	—	2.6	(2.6)	(100.0)

(Loss) income from operations	$(2.0)	$1.8	$(3.8)	(208.3)%	$(4.6)	$(3.0)	$(1.6)	(52.6)%

nm—not meaningful

Research and Development. Research and development expenses consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2010	2009	2010	2009
	(in millions)
Israel Energy Initiatives, Ltd.	$1.7	$0.6	$3.7	2.4
AMSO	—	0.1	—	3.1

Total research and development expenses	$1.7	$0.7	$3.7	$5.5

In March 2008, we formed IEI which holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year license (which can be extended to a total of seven years) covers 238 square kilometers in the south of the Shfela region in Israel, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in the second quarter of calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area by a local vendor. The resource appraisal plan includes drilling and coring several wells to depths of over 600 meters. The resource appraisal and characterization study also includes well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. IEI has begun permitting and other preparatory work required prior to construction and operation of a pilot plant. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from shale. Pilot test operations could begin as early as calendar 2011, and results would serve as the basis for permitting and designing any future commercial project.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in the three months ended April 30, 2009 in connection with the sale. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D lease area. AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process. AMSO, LLC currently plans to initiate the pilot test during fiscal 2011, and is currently working with outside contractors and consultants to construct the pilot facilities. In parallel, AMSO, LLC will be developing other technologies to address carbon management and advanced heating techniques. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D lease into a commercial lease.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2010	2009	$	%	2010	2009	$	%
	(in millions)
General and administrative expenses	$1.4	$5.8	$(4.4)	(76.2)%	$9.7	$22.9	$(13.2)	(57.4)%
Depreciation and amortization	0.3	0.3	—	(16.4)	0.8	0.9	(0.1)	(13.9)
Restructuring charges	2.0	0.3	1.7	667.0	3.1	2.6	0.5	17.3

Loss from operations	$3.7	$6.4	$(2.7)	(42.1)%	$13.6	$26.4	$(12.8)	(48.4)%

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

General and Administrative.The decrease in Corporate general and administrative expenses in the three and nine months ended April 30, 2010 as compared to the similar periods in fiscal 2009 was primarily attributable to non-routine reductions in certain employee-related expenses, including an adjustment to payroll taxes as well as a tax credit from the New Jersey State Business Employment Incentive Program. In addition, Corporate general and administrative expenses decreased in the nine months ended April 30, 2010 as compared to the similar period in fiscal 2009 due to the company-wide cost savings program that resulted in decreases in payroll, as well as a reduction in consulting fees. As a percentage of our total consolidated revenues from continuing operations, corporate general and administrative expenses decreased from 1.6% and 2.0% in the three and nine months ended April 30, 2009, respectively, to 0.4% and 0.9% in the three and nine months ended April 30, 2010, respectively, because corporate general and administrative expenses decreased at a faster rate than the decrease in our total consolidated revenues from continuing operations.

Restructuring Charges. Restructuring charges in the three and nine months ended April 30, 2010 and 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. Restructuring charges in the nine months ended April 30, 2009 also included costs for the shutdown or consolidation of certain facilities of $0.7 million.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards and litigation settlements, and borrowings from third parties. In addition, in the nine months ended April 30, 2010, we had net cash provided by operating activities of $47.5 million. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and investments in hedge funds that we held as of April 30, 2010 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

As of April 30, 2010, we had cash, cash equivalents, restricted cash and cash equivalents and marketable securities of $229.8 million and working capital (current assets less current liabilities) of $88.1 million. As of April 30, 2010, we also had $8.8 million in investments in hedge funds, of which $1.8 million was included in “Investments-short term” and $7.0 million was included in “Investments-long-term” in our condensed consolidated balance sheet.

As of April 30, 2010, cash and cash equivalents of $13.8 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our condensed consolidated balance sheet. The letters of credit outstanding at April 30, 2010 were collateral to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of April 30, 2010, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

Our marketable securities at April 30, 2010 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.6 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which cannot be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities.

On April 1, 2010, we received notification from the New York Stock Exchange (or NYSE) that we had regained full compliance with the NYSE’s quantitative continued listing standards by achieving market capitalization of $140.9 million on March 30, 2010 and 30 trading day trailing average market capitalization through and including March 30, 2010 of $120.8 million.

	Nine months ended April 30,
	2010	2009
	(in millions)
Cash flows provided by (used in):
Operating activities	$47.5	$(98.3)
Investing activities	56.3	52.7
Financing activities	(12.4)	(13.9)
Effect of exchange rate changes on cash and cash equivalents	(0.7)	(4.8)

Increase (decrease) in cash and cash equivalents from continuing operations	90.7	(64.3)
Net cash provided by discontinued operations	0.4	25.7

Increase (decrease) in cash and cash equivalents	$91.1	$(38.6)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Severance and other payments related to a company-wide cost savings program and reduction in force were $5.7 million and $18.4 million in the nine months ended April 30, 2010 and 2009, respectively. As of April 30, 2010, $5.0 million remained accrued for the ultimate payment of severance and other costs related to these cost savings initiatives.

We currently remain subject to examinations of our income tax returns as follows: U.S. federal tax return for fiscal 2009, state and local tax returns generally for fiscal 2005 to fiscal 2009 and foreign tax returns generally for fiscal 2002 to fiscal 2009. Our management believes that we have adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

We are currently subject to audits in various jurisdictions for various other taxes, including audits relating to value added tax, or VAT, sales and use tax, utility excise tax, gross receipts tax and property tax. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.8 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.4 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and we are awaiting the Court’s decision. We cannot be certain of the ultimate outcome of this matter at this time.

Two of the more significant other audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which we have accrued an aggregate of $3.0 million as of April 30, 2010. Our management believes that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

On December 31, 2008, upon Stephen Brown’s retirement as our Chief Financial Officer and Treasurer, we entered into a consulting arrangement with Mr. Brown under which he would receive $0.3 million per year for five years in exchange for consulting services to be provided to us. On April 21, 2010, we and Mr. Brown agreed to terminate this commitment for consulting services in exchange for (1) a payment by us to Mr. Brown of $0.6 million, of which $0.4 million was paid in April 2010 and $0.2 million will be paid on or before February 1, 2011, (2) the cancelation of Mr. Brown’s note payable to us with a principal amount of $0.4 million and (3) the forfeit and cancelation of approximately nine thousand unvested shares of our Class B common stock which were granted to Mr. Brown in October 2008.

Investing Activities

In the nine months ended April 30, 2010 and 2009, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $4.6 million and $89.3 million, respectively.

Our capital expenditures were $6.6 million in the nine months ended April 30, 2010 compared to $10.2 million in the nine months ended April 30, 2009. We currently anticipate that total capital expenditures for all of our divisions for the year ending April 30, 2011 will be in the $7.5 million to $12.5 million range. In May 2009, we completed the migration of our global network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the nine months ended April 30, 2010 and 2009, cash used for capital contributions to AMSO, LLC was $0.7 million and $0.9 million, respectively. In the nine months ended April 30, 2009, $0.6 million was used to acquire rights to use certain intangible assets. We received $2.3 million and $26.4 million in the nine months ended April 30, 2010 and 2009, respectively, from the redemption of certain of our investments in pooled investment vehicles including hedge funds.

Restricted cash and cash equivalents decreased $51.2 million in the nine months ended April 30, 2010 primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. Restricted cash and cash equivalents increased $54.5 million in the nine months ended April 30, 2009 as a result of our shifting balances from restricted marketable securities to restricted cash and cash equivalents during the period. Restricted cash and cash equivalents serve as collateral for letters of credit to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by its receivables from its customers and under certain circumstances the posting of letters of credit. The term of this agreement is two years until June 29, 2011, with an automatic renewal for an additional year unless either party objects. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of April 30, 2010, cash and cash equivalents of $0.2 million and trade accounts receivable of $20.3 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.0 million as of April 30, 2010. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $1.7 million at April 30, 2010.

Net proceeds from sales of buildings were $5.2 million in the nine months ended April 30, 2010. On July 31, 2009, Hillview closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our net proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in the nine months ended April 30, 2010.

Proceeds from insurance of $0.3 million in the nine months ended April 30, 2010 related to water damage in our building located at 520 Broad Street in Newark, New Jersey. We are negotiating the settlement of this claim with our insurance carrier, and we are currently unable to estimate the amount of additional proceeds to be received for this claim.

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

We distributed cash of $1.5 million and $1.9 million in the nine months ended April 30, 2010 and 2009, respectively, to the holders of noncontrolling interests in subsidiaries.

Proceeds from sales of stock of subsidiaries of $5.7 million and $1.2 million in the nine months ended April 30, 2010 and 2009, respectively, consisted of the following:

•
On March 29, 2010, Shaman II, L.P. purchased additional shares in Zedge Holdings, Inc., or Zedge, for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

•	In April 2010, Genie sold shares of its common stock and an option to purchase additional shares of Genie for an aggregate of $5.4 million.

•	On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million.

•	In November 2008, we sold a 10% ownership interest in IEI for cash of $0.2 million.

Repayments of capital lease obligations were $4.5 million and $5.9 million in the nine months ended April 30, 2010 and 2009, respectively. We also repaid other borrowings of $0.5 million and $0.8 million in the nine months ended April 30, 2010 and 2009, respectively.

In June 2006, our Board of Directors authorized a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. On December 17, 2008, our Board of Directors increased the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase under the stock repurchase program from the 3.3 million shares that remained available for repurchase to 8.3 million shares. In the nine months ended April 30, 2010, we repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. In the nine months ended April 30, 2009, we repurchased an aggregate of 2.4 million shares of Class B common stock and 1.4 million shares of common stock for an aggregate purchase price of $6.5 million. As of April 30, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $120.9 million at April 30, 2010 from $154.4 million at July 31, 2009 mostly due to the decline in IDT Telecom’s gross trade accounts receivable, which reflects the reductions in IDT Telecom’s revenues as well as the write-off of certain reserved receivable balances and the effect of changes in foreign currency exchange rates. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 12.3% at April 30, 2010 from 10.2% at July 31, 2009 mainly because the gross trade accounts receivable balance decreased 21.7% while the allowance balance decreased 5.6%.

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

Foreign Currency Risk

Revenues from our international operations represented 34.8% and 33.4% of our consolidated revenues from continuing operations for the nine months ended April 30, 2010 and 2009, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. In connection with the CTM Spin-Off, we and CTM Holdings entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, among other things, we indemnify CTM Holdings from all liability for taxes of CTM Holdings and its subsidiaries for periods ending on or before September 14, 2009, and CTM Holdings indemnifies us from all liability for taxes of CTM Holdings and its subsidiaries accruing after September 14, 2009.

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

In January 2010, the FASB amended the accounting standard relating to fair value measurements primarily to improve the disclosures about fair value measurements in financial statements. The adoption of certain of the disclosures about the activity within Level 3 of the fair value hierarchy is not required until August 1, 2011. We do not expect the adoption of these changes to our disclosures about fair value measurements to have an impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.      Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.   Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by the Company of its shares during the third quarter of fiscal 2010.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1–28, 2010 (2)	16,800	$3.97	16,800	5,411,783
March 1–31, 2010	—	$—	—	5,411,783
April 1–30, 2010 (3)	760	$6.75	—	5,411,783

Total	17,560	$4.09	16,800

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

(2)
Consists of 16,800 shares of common stock purchased pursuant to the stock repurchase program, resulting in an aggregate of 5,411,783 shares that may yet be purchased under the stock repurchase program.

(3)
Consists of 760 shares of Class B common stock that were tendered by an employee of the Company to satisfy the employee’s tax withholding obligations in connection with the vesting of awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Reserved

Item 5.      Other Information

None

Item 6.      Exhibits

Exhibit Number	Description

10.1*	Termination of the Amended and Restated Consulting Agreement, dated April 21, 2010, between IDT Corporation, Credit Freedom Fighters, LLC, and Stephen Brown.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 14, 2010	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman and Chief Executive Officer

June 14, 2010	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer and Treasurer