Form 10-K
period 2010-07-31
IDT CORP
filed 2010-10-28
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2010, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ]    No [✓]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 29, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $4.45 and of the common stock of $3.68, as reported on the New York Stock Exchange, was approximately $47,933,000.

As of October 21, 2010, the registrant had outstanding 15,627,814 shares of Class B common stock, 3,272,326 shares of Class A common stock, and 3,728,655 shares of common stock. Excluded from these numbers are 7,594,541 shares of Class B common stock and 5,512,840 shares of common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 16, 2010, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2010 refers to the fiscal year ended July 31, 2010).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and energy industries. Our principal businesses consist of:

•

IDT Telecom, which is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol (VoIP) communications services and wholesale carrier services. Consumer Phone Services provides consumer local and long distance services in the United States.

•

Genie Energy, which is comprised of IDT Energy and Genie Oil & Gas (formerly called “Alternative Energy”). IDT Energy operates our energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York State, and, to a lesser degree, in New Jersey and Pennsylvania. Genie Oil & Gas consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages our 50% interest in American Shale Oil, LLC, or AMSO, LLC, our shale oil initiative in Colorado, and (2) our 89% interest in Israel Energy Initiatives, Ltd., or IEI, our shale oil initiative in Israel.

We also hold assets including real estate and operate other smaller or early-stage initiatives and operations, such as Zedge.net and Fabrix T.V., Ltd.

We have the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil & Gas. All other operating segments that are not reportable individually are included in All Other.

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

We completed an initial public offering of our common stock on March 15, 1996. Our common stock was quoted on the NASDAQ National Market until February 26, 2001, at which time it became listed on the New York Stock Exchange, where it now trades under the symbol “IDT.C.” On May 31, 2001, we distributed a stock dividend of one share of our Class B common stock for each outstanding share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, our Class B common stock was listed on the New York Stock Exchange and now trades under the symbol “IDT.” On September 30, 2008 and October 8, 2008, we received notices from the New York Stock Exchange, or NYSE, that we were no longer in compliance with the NYSE’s $100 million market capitalization threshold and the $1.00 average closing price over a consecutive 30-day trading period requirement, respectively, required for continued listing. In April 2009, we regained compliance with the $1.00 average closing price over a consecutive 30-day trading period requirement after a one-for-three reverse stock split of all of our outstanding common stock, Class A common stock and Class B common stock was effected on February 24, 2009. On April 1, 2010, we received notification from the NYSE that we had regained full compliance with the NYSE’s quantitative continued listing standards by achieving market capitalization of $140.9 million on March 30, 2010 and 30 trading day trailing average market capitalization through and including March 30, 2010 of $120.8 million. On October 18, 2010, we had a market capitalization of $324.5 million.

We entered the Internet telephony market in 1996 with our introduction, through our subsidiary Net2Phone, Inc., of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

We began marketing prepaid calling cards in January 1997.

In November 2004, we launched our retail energy business in New York State, and beginning in the third quarter of fiscal 2010, IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania.

In February 2008, we formed AMSO, which holds and manages our 50% interest in AMSO, LLC, our shale oil initiative in Colorado. Additionally, in the fourth quarter of fiscal 2008, our subsidiary, IEI, was granted a license in Israel to explore oil shale for potential production of shale oil.

On June 24, 2009, we acquired the 49% interest in Union Telecard Alliance, LLC, or UTA, that we did not previously own.

RECENT DEVELOPMENTS

Investment in Genie Energy Division

In April 2010, Michael Steinhardt, the Chairman of the Board of IEI, purchased a minority interest in our subsidiary Genie Energy Corporation, or Genie, and an option to purchase additional shares of Genie for $5.0 million. The option is exercisable until April 9, 2015 at an exercise price of $5.0 million. In addition, in April 2010, oil and gas entrepreneur W. Wesley Perry, the Chairman of the Board of Genie, purchased a minority interest in Genie for $0.4 million. Mr. Perry became a member of our Board in September 2010.

Spin-Off of CTM Media Holdings

On September 14, 2009, we completed the pro rata distribution of the common stock of CTM Media Holdings, Inc., or CTM Holdings, to our stockholders of record as of the close of business on August 3, 2009. We refer to that process as the CTM Spin-Off. CTM Holdings’ businesses at the time of the CTM Spin-Off included CTM Media Group, IDW Publishing and WMET 1160AM. In the CTM Spin-Off, each of our stockholders received: (i) one share of CTM Holdings Class A common stock for every three shares of our common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of our Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of our Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

IDT TELECOM

IDT Telecom is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides various telecommunications services, including prepaid and rechargeable calling cards, a range of VoIP communications services and wholesale carrier services. Our Consumer Phone Services segment provides the consumer local and long distance services in the United States.

In fiscal 2010, IDT Telecom had revenues of $1,193.9 million, representing 85.2% of our total consolidated revenues from continuing operations, and operating income of $26.9 million, as compared with revenues of $1,237.2 million and operating loss of $(27.2) million in fiscal 2009.

Telecom Platform Services

During fiscal 2010, our Telecom Platform Services segment generated $1,156.7 million in revenues worldwide and had operating income of $14.4 million, as compared with revenues of $1,183.5 million and operating loss of $(45.8) million in fiscal 2009. Our prepaid products businesses accounted for 51% of the revenues of our Telecom Platform Services segment in fiscal 2010.

We sell prepaid and rechargeable calling cards under the “IDT,” “Entrix,” “DSA,” “LA LEYENDA,” “BOSS,” “Playball,” “GOOOL,” “RED,” “Feliz,” “PT-1” and “PennyTalk” brand names, among others, providing telephone access to more than 230 countries and territories. We sell more than 1,000 different calling cards in the United States and more than 700 different cards abroad, with specific cards featuring favorable rates to specific international destinations.

Our calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia, Latin America and Africa that tend to generate high levels of international volume.

In the United States, we distribute our prepaid cards products through our subsidiary UTA. UTA utilizes a network of several hundred sub-distributors that sell to retail outlets throughout most of the United States. We also sell prepaid products to major national retailers who sell them primarily in high-traffic stores.

Our prepaid calling card business has traditionally been strongest in the northeastern United States because of UTA’s extensive local distribution network and our competitive rates to countries that immigrants in the northeastern United States tend to call.

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

Our Telecom Platform Services segment also markets:

•	Customized (Private Label) Calling Cards. We print these products with the retailer’s name and logo and provide them to the retailer who, in turn, sells them to its customers.
•

IDT-Branded Calling Cards. These prepaid calling cards are printed with the IDT logo and design and are sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores, for resale to their customers.

•

International Mobile Top Up, or IMTU. This product enables purchasers to top up (recharge / purchase airtime minutes for) a prepaid mobile telephone in another country. IMTU appeals to residents, particularly immigrants, in developed countries such as the United States who communicate regularly with or send money (remit) to friends or family members in a developing country. Our IMTU offerings work by combining our prepaid platform capabilities, our distribution reach into immigrant communities and our relationships with mobile operators in developing countries, into a simple and reliable service.

Introduced in fiscal 2008, IMTU sales increased substantially in fiscal 2010 and represented a significant portion in the growth of TPS’ retail revenues in the fiscal year. IMTU’s margins are generally at the lower end of our retail product offerings and the focus on increasing sales of the product represents IDT Telecom’s effort to introduce new products and grow revenues. IMTU leverages our distribution network and customer platform that is well positioned to manage the flows of funds and minutes from the point of purchase to the foreign destination.

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

We also resell a limited amount of calling cards, as well as “top up” wireless cards, of other providers of telecommunications, to small and medium-sized retail chains.

Our Telecom Platform Services segment carries our international telecommunications traffic and the international traffic of other telecommunications companies globally.

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

During fiscal 2010, IDT Telecom terminated approximately 21 billion minutes, making us one of the largest carriers of long distance minutes worldwide.

We have a significant number of direct connections from one of our switches to Tier 1 providers outside the United States, particularly Tier 1 providers in Asia, Africa and the Middle East. These direct connections increase the quality of the telephone calls and reduce the cost, which enables us to generate more traffic with higher margins to that foreign locale. Tier 1 providers are the largest recognized licensed carriers in a country. We also have direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In fiscal 2011, we plan to continue expanding these direct relationships with mobile network providers.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high quality connections that these providers often require. To that end, we offer higher-priced, premium services in which we offer higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our customers, who are providing services to high-value, quality-conscious retail customers. As of July 31, 2010, our wholesale carrier services business had more than 600 customers. Including vendors, IDT has over 1,100 carrier relationships globally.

International Operations

In Europe, we market our prepaid products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, France, Ireland, Italy, Luxembourg, Sweden, Finland, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the demographic opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe.

We maintain our European corporate and carrier services operations in London, England, and our prepaid products business headquarters in Dublin, Ireland. IDT also operates satellite offices in Germany, Belgium, Spain and Greece.

We also provide wholesale carrier services to European telecom companies, including foreign state-owned or state-sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $311.0 million of revenues in fiscal 2010, a 2.2% decrease from the $317.8 million of revenues generated during fiscal 2009. Our European operations’ revenues constituted 26.0% of IDT Telecom’s revenues from continuing operations in fiscal 2010, as compared to 25.7% in fiscal 2009.

In Asia, we sell prepaid products in Hong Kong, Singapore, Australia, Japan, Korea and Malaysia. We are one of the top providers to the Filipino segment and the Indonesian segment, the two largest overseas worker segments in Hong Kong. In addition, in Singapore, we are a market leader for the Indian segment, which is the largest ethnic segment in Singapore. In fiscal 2010, we generated $14.3 million in revenues from the sale of calling cards and postpaid international calling in the Asia Pacific region.

In Latin America, we market prepaid products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2010, we generated $19.0 million in revenues from the sale of retail products in Latin America.

Sales, Marketing and Distribution

In the United States, we distribute our prepaid calling cards primarily to retail outlets through our UTA subsidiary. In addition, our customized calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our own internal sales force, although from time to time we may utilize third-party agents or brokers to acquire accounts. IMTU has been marketed in the United States, primarily through UTA’s distribution network and through various big box retailers. The balances can be added to mobile phones of family members or friends with various wireless carriers in Honduras, Guatemala, El Salvador, Columbia, Nicaragua, Haiti and the Philippines. In the first quarter of fiscal 2011, we commenced marketing of IMTU in select markets in Europe.

In Europe, we sell our prepaid calling cards and our customized and IDT-branded calling cards through independent distributors and our own internal sales force. Wholesale carrier services are sold through IDT’s internal wholesale sales team.

Telecommunications Network Infrastructure

We maintain a global telecommunications switching and transmission infrastructure as well as many eCommerce and B2B web sites and services that enable us to provide an array of telecommunications services to our customers worldwide. Our network is continuously monitored by our Network Operations Centers in the United States, Europe and Asia.

Our global telecommunications network’s architecture implements an internal IP-softswitch and a hybrid TDM & IP edge. Our soft-switching capacity is located in the United States, United Kingdom, Argentina, Peru, Brazil and Hong Kong. We also maintain a host of points of presence, or POPs, providing interconnect capabilities in numerous countries. Our global network is interconnected through leased and owned fiber connections, as well as through the public IP network.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. Our bundled local/long distance service, offered predominantly to residential customers, includes unlimited local, regional toll and domestic long distance calling and popular calling features. A second plan is available, providing unlimited local service with IDT long distance included for as low as 3.9 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. We also offer stand-alone long distance service throughout the United States. Due to changes in the U.S. regulatory environment in 2005 that adversely affected our cost of providing bundled local/long distance phone services and due to increased competition, we ceased marketing activities for the service, and as a result, the revenues and number of customers have declined significantly.

As of July 31, 2010, we had approximately 19,700 active customers for our bundled local/long distance plans and approximately 75,400 customers for our long distance-only plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

Our Consumer Phone Services segment generated revenues of $37.2 million and operating income of $12.5 million in fiscal 2010, as compared to revenues of $53.7 million and operating income of $18.6 million in fiscal 2009.

IDT ENERGY

Our IDT Energy segment operates our energy service company, or ESCO, that resells natural gas and electricity to residential and small business customers in eight utility markets in New York State. In the third quarter of fiscal 2010, IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania.

IDT Energy’s business, particularly its sales of natural gas, is a seasonal business. In fiscal 2010, approximately 81% of our annual natural gas revenues were generated during IDT Energy’s second and third fiscal quarters when demand for heating is highest. The demand for electricity is not as seasonal as natural gas, but is higher during IDT Energy’s first and fourth fiscal quarters when air conditioning usage peaks. Revenues from sales of electricity in the first and fourth quarters of fiscal 2010 represented approximately 56% of total revenues from electricity sales for the fiscal year.

In fiscal 2010, IDT Energy generated revenues of $201.4 million comprised of $132.2 million from sales of electricity and $69.2 million from sales of natural gas, as compared with revenues of $264.7 million in fiscal 2009. In fiscal 2010, IDT Energy’s revenues represent 14.4% of our total consolidated revenues from continuing operations. In addition in fiscal 2010, IDT Energy had operating income of $37.8 million, as compared with operating income of $45.4 million in fiscal 2009.

Customers

IDT Energy’s customer contracts are primarily variable rate contracts which enable it to recover its costs for electricity and natural gas through adjustments to the rates charged to its customers. The frequency and degree of these adjustments are determined by IDT Energy, and are not subject to regulation. While IDT’s contract rates are not subject to regulation, IDT is required to comply with various reporting requirements in order to maintain eligibility to operate as an ESCO. The electricity and natural gas IDT Energy sells are generally metered and delivered to IDT Energy customers by the local utilities. As such, IDT Energy does not have a maintenance or service staff for customer locations. These utilities also provide billing and collection services for the majority of IDT Energy’s customers on its behalf. For a small number of direct bill customers, IDT performs its own billing and collection. Additionally, IDT Energy’s receivables are generally purchased by the utilities in whose areas IDT Energy operates for a percentage of their face value (as of July 31, 2010, approximately 98%) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against IDT Energy.

IDT Energy markets its energy services primarily through direct marketing methods, including door-to-door sales, outbound telemarketing, and Internet signup. The substantial customer growth since inception can be attributed to IDT Energy’s successful expansion into many of the local distribution companies, or LDCs, territories in New York State. As of July 31, 2010, IDT Energy serviced approximately 369,000 meters (210,000 electric and 159,000 natural gas), as compared to approximately 397,000 meters serviced at the end of fiscal 2009 (228,000 electric and 169,000 natural gas). This decline was due to a result of IDT Energy’s restructuring of its sales and marketing efforts undertaken during the fourth quarter of fiscal 2009, which shifted the focus from customer acquisition to lowering the average net churn rate, which declined from 4.9% in fiscal 2009 to 3.1% in fiscal 2010, and evaluating the potential customer base. In addition, the decline in natural gas consumption reflects our concentration of meter acquisitions into territories with lower consumption per meter but higher gross margin opportunities. The New York State Public Service Commission, or NYPSC, as published on its website in September 2010, indicates that approximately 19.2% (electric) and 17.6% (gas) of eligible New York customers participated in the deregulation of the market by migrating from a utility to an ESCO. According to these statistics, as of July 31, 2010, IDT Energy had captured approximately 19.3% (gas) and 16.4% (electric) of the migrated customers. Many of IDT Energy’s customers reside in Con Edison territory in New York State with IDT Energy capturing approximately 26% of Con Ed’s territory’s migrated electric customers and 24% of the territory’s migrated gas customers.

IDT Energy’s strategy is to acquire profitable customers in low-risk markets, specifically where the utilities have adopted a portfolio of ESCO-friendly, regulatory-driven programs. Key among these is where utilities are contractually obligated to purchase customer receivables at a pre-determined fixed discount under purchase of receivables (POR) programs. Under POR programs, utilities offer consolidated billing, where the utilities have the responsibility of billing the individual customer. Additionally, IDT Energy targets markets in which it can effectuate commodity procurement on a real-time market basis. This, coupled with IDT Energy’s strategy to primarily sell a variable-rate product, allows IDT Energy to reflect a true market cost base and opportunistically vary its rates to its customers taking into account its competitors who are purchasing their commodity at longer intervals.

In the third quarter of fiscal 2010, after consideration of the factors described above, IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania.

IDT Energy also regularly monitors other deregulated or deregulating markets to determine if they are appropriate for entry, and may initiate the licensing process in a selected region should deregulated conditions develop favorably.

Acquisition and Management of Gas and Electric Supply

IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively BP) during the fourth quarter of fiscal 2009 pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have POR programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. Effective January 20, 2010, the agreement with BP was amended to cover the territories in which we operate in New Jersey and Pennsylvania. Effective October 1, 2010, the agreement with BP was modified and extended with a new termination date of June 30, 2014, and with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

Prior to entering into the Preferred Supplier Agreement with BP, IDT Energy purchased natural gas from wholesale suppliers such as Sempra Energy Trading and Nexen as well as from various utility companies, and purchased electricity through wholesale markets administrated by the New York Independent System Operator, Inc., or NYISO. The NYISO operates the high-voltage electric transmission network in New York State, and administers and monitors New York’s wholesale electricity markets.

As an ESCO, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. IDT Energy contracts primarily with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline and Texas Eastern Transmission for natural gas pipeline, storage and transportation services, and utilizes the NYISO and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. PJM is a regional transmission organization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey and Pennsylvania) and the District of Columbia.

The NYISO and PJM perform real-time load balancing for each of the electrical power grids in which IDT Energy operates. Similarly, load balancing is performed by the utilities or LDC for each of the natural gas markets in which IDT Energy operates. Load balancing ensures that the amount of electricity and natural gas that IDT Energy purchases is equal to the amount necessary to service its customers’ demands at any specific point in time. IDT Energy is charged or credited for balancing the electricity and natural gas purchased and sold for its account by its suppliers and the LDCs. IDT Energy manages the differences between the actual electricity and natural gas demands of its customers and its bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by the LDCs, NYISO and PJM.

GENIE OIL & GAS

American Shale Oil, LLC

American Shale Oil Corporation, or AMSO, was formed as a wholly owned subsidiary of ours in February 2008. AMSO’s initial foray into the oil shale business occurred in April 2008, when AMSO acquired a 75% equity interest in American Shale Oil, LLC, or AMSO, LLC, in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million, bringing our total interest in AMSO, LLC to approximately 90%.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration, or RD&D expenditures. According to the terms of the transaction, AMSO will operate the project during the RD&D phase. Total will provide a majority of the funding during this phase of the project, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. After the consummation of the Total transaction, AMSO owned 50% of AMSO, LLC.

Oil shale is an organic-rich fine-grained sedimentary rock and contains significant amounts of kerogen (a solid mixture of organic chemical compounds) from which liquid hydrocarbons can be extracted. Generally, oil shale can be mined and processed to generate oil similar to oil produced from conventional oil wells. However, extracting oil from oil shale is more complex than conventional oil recovery and is more expensive. Rather than pumping it directly out of the ground like liquid oil, the oil shale can be mined and then heated to a high temperature through a process called surface retorting, with the resultant liquid separated and collected. An alternative which AMSO, LLC and others are researching and developing is in situ retorting, which involves heating the oil shale while it is still underground, and then pumping the resulting liquid and or gases to the surface. In situ retorting is considered to be less environmentally invasive than surface retorting and can offer significant economic advantages.

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

In 2005, the U.S. Bureau of Land Management, or the BLM, began implementation of the Energy Policy Act passed by Congress, seeking proposals from the private sector to develop the oil shale resources in economically and environmentally responsible ways. In June 2005, nominations were solicited and twenty proposals were submitted, including the proposal of AMSO, LLC (which was then known as E.G.L. Oil Shale LLC). The proposals, which included technical operational plans, were evaluated by an inter-disciplinary team including representatives from the affected states, as well as the Department of Energy and the Department of Defense. A central feature of AMSO, LLC’s proposal was its then patent pending in-situ shale oil extraction process, Conduction, Convection, Reflux (CCR, currently U.S. Patent 7,743,826). Further, proposals were subjected to environmental analysis under the terms of the National Environmental Policy Act and brought before public meetings in Colorado and Utah. The BLM issued a Finding of No Significant Impact for AMSO, LLC’s proposed plan of operations; and effective January 1, 2007, AMSO, LLC received a lease for research, development and demonstration, or RD&D Lease, in western Colorado. Out of twenty applications for RD&D Leases submitted, three companies were awarded leases in Colorado to test in-situ technologies (Shell, Chevron and AMSO, LLC), and one company in Utah (OSEC) was awarded a lease for testing above ground retorting processes.

The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten-year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres covered by its RD&D Lease. AMSO, LLC’s initial plan is to target the illite-rich mining interval where the “illite” rich oil shale is located. As technologies are developed to facilitate environmentally sound extraction processes from additional areas of the oil shale formation, we would expect to pursue the remaining reserves within our commercial lease.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D Lease area. AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process, as described above. AMSO, LLC currently plans to conduct the pilot test during calendar 2011, and is currently working with outside contractors and consultants to construct the pilot facilities. In parallel, AMSO, LLC will be developing other technologies to address carbon management and advanced heating techniques. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease.

Through the development of its technology and implementation of its plan of operations, AMSO, LLC hopes to provide a significant domestic supply of liquid fuels at a competitive price and with acceptable environmental impacts. AMSO, LLC believes that its technical and operating approaches could minimize the potential for adverse environmental impacts. AMSO, LLC’s patented CCR heating process and well layout plan have been, and continue to be, designed to maximize energy efficiency and minimize the number of wells needed and the impact on the surface of the lease area. By targeting the deep illite-rich oil shale under the known aquifers, AMSO, LLC expects to maintain the geologic barriers between retorts and protected water sources, and to minimize the amount of clean water needed for its operations. AMSO, LLC is also working diligently to meet emission standards, reduce carbon dioxide generation through thermal efficiency, and develop methods to sequester carbon dioxide generated during heating operations.

Israel Energy Initiatives, Ltd.

In March 2008, we formed Israel Energy Initiatives, Ltd., an Israeli company. IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year license (which can be extended to a total of seven years) covers approximately 238 square kilometers in the South of the Shfela region in Israel, which is estimated to hold approximately 40 billion barrels of oil equivalent in the form of oil shale, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

IEI believes that Israel presents a unique opportunity for the development of a commercial scale shale oil industry. The country is almost 100% dependent on imported oil for its transportation needs, and energy security is therefore a significant strategic issue, as well as a material burden on the Israeli economy. Compared with other oil shale resources worldwide, IEI believes that the Shfela basin resource is relatively thick, shallow and dry. Short distances in Israel significantly reduce infrastructure and operating costs. Israel has existing complex refining capacity, an existing pipeline infrastructure and the license area is a relatively short distance from the Mediterranean Sea, a potential water source. IEI believes that environmental concerns are materially mitigated by the fact that the local aquifer is geologically confined and located well below the target oil shale layer and thus is highly unlikely to be contaminated in the proposed process being developed. Further, IEI believes that no direct competition currently exists in Israel.

IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in the second quarter of calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area by a local vendor. The resource appraisal plan includes drilling and coring several wells to depths of over 600 meters. The resource appraisal and characterization study also includes well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. To date, the results from the appraisal process confirm IEI’s expectations as to the attractiveness of the oil shale in our license area from the standpoint of richness, thickness and hydrology. IEI has begun permitting and other preparatory work required prior to construction and operation of a pilot plant. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from shale. Pilot test construction could begin as early as calendar 2011, and pilot test operations could begin as early as calendar 2012. The pilot test results would serve as the basis for permitting and designing any future commercial project. However, construction may be delayed or even suspended if IEI loses its license as a result of the legal proceeding filed by the Israel Union for Environmental Defense as discussed more fully in Item 3 Legal Proceedings below.

On August 31, 2010, Genie Energy formed a Strategic Advisory Board to advise management on strategic, financial, operational, and public policy matters related to Genie’s shale oil ventures. Members of the Genie

Strategic Advisory Board include Alan K. Burnham, PhD; former Vice President of the United States Dick Cheney; W. Wesley Perry, Chairman of the Board of Genie Energy; Allan Sass, PhD; Michael Steinhardt; Stephen M. Trauber; Harold Vinegar, PhD; Robert K. Murdoch and Eugene A. Renna.

ALL OTHER

All other operating segments that are not reportable individually are collectively included in All Other. All Other includes (1) Zedge, a worldwide destination for the discovery and distribution of mobile content, (2) Fabrix T.V., Ltd., our majority-owned venture, that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) certain real estate and (4) other smaller businesses and investments.

During fiscal 2010, All Other generated $6.1 million in revenues, representing 0.4% of our total consolidated revenues from continuing operations, and an operating loss of $(10.1) million, as compared with revenues of $5.8 million and an operating loss of $(24.4) million in fiscal 2009.

Zedge

In December 2006, we acquired 90% of the Norway-based Zedge.net. Zedge provides a web-based, worldwide destination for the discovery and distribution of mobile content. As of July 31, 2010, there were approximately 17 million registered users of Zedge.net who had downloaded an average of over 3.5 million daily downloads. Zedge also currently receives over 20 million unique visitors monthly. In March 2010, Shaman II, L.P. purchased additional shares in Zedge, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours. We currently own approximately 82% of Zedge.

Fabrix T.V., Ltd.

We continue investing in Fabrix.T.V, Ltd., an Israeli company in which we are a majority stake holder. Fabrix licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is needed by cable, telecommunications, Internet service providers and web based video portals interested in offering personalized television applications and remote DVR storage capabilities. In August 2010, a major cable operator licensed our software to empower its cloud-based DVR offering.

COMPETITION

IDT Telecom

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

We compete with other providers of calling cards as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including at&t and Verizon, currently market prepaid calling cards, which in certain cases compete with our cards. Our largest competitors in the national retail chain store market are InComm, Blackhawk Network and Coinstar. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

We often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, revenues and profits. In April 2010, the Federal Communications Commission, or FCC, sent inquiry letters to a number of prepaid calling card providers concerning their marketing practices. The letters seek broad classes of documents, including advertisements for prepaid cards, contracts with distributors and rate decks for the carrier’s services. The letters also ask for detailed information about the provisioning of prepaid card services, and an identification of which entities perform certain functions related to the marketing, distribution and use of prepaid calling cards. All responses must include a sworn declaration from an officer confirming that all requested information was provided. One of our subsidiaries received one of these letters from the FCC and we complied with the FCC’s requests. Prior to this action, other similar prepaid card enforcement activities have been conducted in private litigation, before certain state attorneys general and before the Federal Trade Commission.

We have also conducted private litigation related to such misleading marketing practices. In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

Over the past few years, we have also experienced a gradual shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

Wholesale Carrier Business

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service.

In our wholesale carrier services business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as at&t, Verizon and Qwest;
•	historically stated-owned or state-sanctioned post, telephone or telegraph companies such as Telefonica, France Telecom and KDD;
•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;
•	other VoIP providers;
•	other providers of international long distance services; and
•	alliances between large multinational carriers that provide wholesale carrier services.

We believe that our extensive network of interconnect and termination agreements, as well as the significant volume of traffic to specific locations generated by our wholesale carrier and calling card businesses, provide us with a competitive advantage and the ability to offer quality services at competitive prices. We have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

Consumer Phone Services

We offer long distance phone services to residential and business customers in the United States. In 11 states we also offer local and long distance phone services bundled for a flat monthly rate. The U.S. consumer phone services industry is characterized by intense competition, with numerous providers competing for a declining number of wireline customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

The regional bell operating companies, or RBOCs, remain our primary competitors in the local exchange market. We are also competing with providers offering communications service over broadband connections using VoIP technology, such as cable companies and independent VoIP providers. Companies also provide voice telephone services over broadband Internet connections, allowing users of these Internet services, such as Vonage and Skype, to obtain communications services without subscribing to a conventional telephone line. Mobile wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets (in the form of “last mile” connections to the customer’s premises), very large back-office support organizations and access to low-cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

Due to changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services and increased competition, we ceased marketing activities for this service, and as a result, our business has declined significantly. We expect this trend to continue in fiscal 2011.

IDT Energy

IDT Energy competes with the local utility companies in the areas where it provides service, including Con Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid USA, National Grid dba Keyspan, Rochester Gas and Electric, Public Service Enterprise Group (PSEG) and PPL Corporation. In addition to the local utilities and their ESCO affiliates, IDT Energy also competes with several large vertically integrated energy companies as well as many smaller independent ESCOs. The fierce competition with the utilities and ESCOs exposes IDT Energy to the risk of losing customers, but also allows IDT Energy to potentially gain customers.

There are several licensed ESCOs in each of the State of New York, the State of New Jersey and the Commonwealth of Pennsylvania. In each major utility service territory there are several ESCOs serving residential natural gas customers and residential electric customers. While it is unclear whether there will be new entrants in these markets, IDT Energy believes ESCO competition in the residential market (which represents the principal market focus for IDT Energy) is not as intense as in the enterprise and commercial markets because the majority of ESCOs, unlike IDT Energy, have focused their activities on the enterprise and commercial markets, which are comprised of larger customers who prefer to enter into longer term contracts.

Genie Oil & Gas

If AMSO, LLC and/or IEI are successful developing and producing commercial quantities of shale oil in an environmentally acceptable manner and receive all the necessary regulatory approvals, then, in the commercial production phases of operations, AMSO, LLC and/or IEI will likely face competition from conventional and unconventional oil producers, other fossil fuels and other alternative energy providers in marketing and selling refined products and natural gas. Many of the potential competitors, including national oil companies, are larger and have substantially greater resources to be able to withstand the volatility of the oil and gas market (i.e. price, availability, refining capacity, etc.).

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

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). In addition, beginning in October 2006, interconnected VoIP providers, such as our subsidiary Net2Phone, are required to contribute to the Universal Service Fund. These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover all of our contributions from our customers. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund and Other Funds contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If these exemptions become unavailable, it could materially increase our federal Universal Service Fund or Other Funds contributions and have a material adverse effect on the cost of our operations and therefore development and growth of our business.

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

Access Charges

As a provider of long distance, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic becomes intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

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

Customer Proprietary Network Information

In 2007, the FCC increased its regulatory oversight of Customer Proprietary Network Information, or CPNI. The FCC took this increased role in response to several high-profile cases of “pretexting,” which occurs when an individual secures, through deception, from a communications provider the private phone records of another person. We have a CPNI compliance policy in place and we believe we currently meet or exceed all FCC requirements for the protection of CPNI. However, we cannot be assured that we are in full compliance and if the FCC were to conclude that we were not in compliance, we could be subject to fines or other forms of sanction.

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local and in-state long distance services, are subject to the jurisdiction of that state’s public utility commission. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state public utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for originating and terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

Regulation of Internet Telephony

The use of the Internet and private IP networks to provide voice communications services is largely unregulated within the United States, although several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. Net2Phone’s ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. As such, VoIP providers can currently avoid paying some of the charges that traditional telephone companies must pay. Local exchange carriers are lobbying the FCC and the states to regulate VoIP on the same basis as traditional telephone services. Congress, the FCC and several states are examining this issue. If these regulators decide to increase VoIP regulations, they may impose surcharges, taxes or additional regulations upon providers of Internet telephony. These surcharges could include access charges payable to local exchange carriers to carry and terminate traffic or other charges and fees. The imposition of any such additional fees, charges, taxes and regulations on IP communications services could materially increase our costs and may limit or eliminate our competitive pricing advantages. In addition, we expect that regulations requiring compliance with federal Truth in Billing requirements could place a significant financial burden on us depending on the technical changes required to accommodate the requirements.

Regulation of IDT Spectrum

Our subsidiary IDT Spectrum holds a significant number of FCC licenses for commercial fixed wireless spectrum, although it provides only a limited amount of service over its spectrum. The FCC regulates the grant, administration, and renewal of spectrum licenses in the United States. The FCC and the International Telecommunications Union, or ITU, also regulate a variety of spectrum interference, coordination, and power emission standards and authorizations.

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

Renewal of 39 GHz and 28 GHz Local Multipoint Distribution Service (LMDS) Licenses and Extension of “Substantial Service” Deadline

As of October 14, 2010, IDT Spectrum had renewed 633 of its 39 GHz licenses, which established a new expiration date of October 2020, with the balance of its previously owned 39 GHz licenses having lapsed without renewal. On August 8, 2008, the FCC adopted an order extending the substantial service deadline for all of IDT Spectrum’s 39 GHz licenses until June 1, 2012. IDT Spectrum will need to satisfy the FCC’s substantial service performance obligations for those licenses by June 1, 2012 in order to maintain the renewal status of those licenses until 2020.

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

The failure of IDT Spectrum to satisfy the FCC’s substantial service test for its 39 GHz and LMDS licenses would result in the loss of those licenses (assuming no FCC waiver or extension of the build-out deadlines), which would have a material adverse impact upon the business of IDT Spectrum.

We are currently in the process of trying to sell certain of the licenses referred to above.

Regulation of IDT Energy

IDT Energy currently operates in eight utility markets in New York State and two utility territories in New Jersey and Pennsylvania. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the federal government, and related public service commissions, among others, establish the rules and regulations for our ESCO operations. IDT Energy is affected by the actions of governmental agencies, mostly on the state level (such as the New York, New Jersey and Pennsylvania Public Service Commissions, or PSCs), and other organizations (such as NYISO and PJM) and indirectly the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. IDT Energy may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations. Further, if IDT Energy enters markets outside of the utility regions within which it currently operates in New York, New Jersey and Pennsylvania, or markets outside of these states, it would need to be licensed and would be subject to the rules and regulations of such states or municipalities and respective utilities.

Regulation of Genie Oil & Gas

AMSO, LLC was granted an RD&D Lease by the BLM for 10 years with up to a 5-year extension upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued. The terms of the RD&D Lease do not guarantee that the BLM will grant an application to convert the lease to a commercial lease. In order for the RD&D Lease to be converted into a commercial lease, the BLM must determine, following an analysis based on the National Environmental Policy Act, that commercial scale operations can be conducted without unacceptable environmental consequences. The BLM will have a fair amount of discretion in making this determination. In order to convert over to a commercial lease, AMSO, LLC will have to demonstrate the production of shale oil in commercial quantities, which is defined to mean production of shale oil where there is a reasonable expectation that the expanded operation would provide a positive return after all costs of production have been met, including the amortized costs of the capital investment. AMSO, LLC will also have to (a) demonstrate that it consulted with state and local officials to develop a plan for mitigating the socioeconomic impacts of commercial development on communities and infrastructure;

(b) submit a nonrecurring conversion payment, which pursuant to applicable rules and regulations, will be equivalent to the greater of $1,000 per acre or the Fair Market Value (to be determined) of the commercial lease; (c) provide adequate bonding; and (d) conduct commercial operations in accordance with all applicable laws, rules, regulations or stipulations provided for.

IEI holds an exclusive Shale Oil Exploration and Production License that expires in July 2011. While the license may be extended for an additional four years and IEI may also apply for a new license, there is no guarantee the license will be extended or that a new license would be granted. As set forth more fully in the Item 3 Legal Proceedings below, IEI could also potentially lose its license if the legal proceeding filed by the Israel Union for Environmental Defense seeking to set aside or cancel the license is successful. In addition, the license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license.

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

Intellectual Property

We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All of our employees sign confidentiality agreements. These agreements provide that the employee may not use or disclose our confidential information except as expressly permitted in connection with the performance of his or her duties for us, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived of by the employee while employed by us do not vest in the Company automatically by operation of law, the employee is required to assign his or her rights to us.

We own at least 214 trademark and service mark registrations and pending applications in the United States and at least 186 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. Excluding those issued to Net2Phone, discussed below, we own 5 issued patents and 10 patent applications in the United States and 14 patents issued abroad with 17 patent applications pending abroad.

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

IDT Telecom

IDT Telecom currently owns 5 issued patents and has 10 pending patent applications in the United States.

Net2Phone currently owns 38 issued patents and has no pending patent applications in the United States. Net2Phone has 24 foreign issued patents, and 4 patent applications pending abroad. Many of these patents relate to VoIP communications.

Net2Phone owns at least 28 trademark and service mark registrations and pending applications in the United States. Net2Phone owns at least 135 trademark and service mark registrations and pending applications in various foreign countries. Net2Phone’s most important mark is “NET2PHONE.” Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries.

American Shale Oil, LLC

In connection with the RD&D process, AMSO, LLC owns one issued patent in the U.S. and has a pending patent application and provisional patent application in the United States. AMSO, LLC has at least six pending foreign patent applications. AMSO has filed three trademark applications in the United States.

Other

We also currently own one pending patent application and 3 registrations in the United States as well as 14 foreign issued patents and 5 patent applications pending abroad that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We spent $8.0 million and $9.1 million on research and development during fiscal 2010 and fiscal 2009, respectively, related to IEI and Fabrix T.V., Ltd., and in fiscal 2009, AMSO.

EMPLOYEES

As of October 1, 2010, we had a total of approximately 1,200 employees of which approximately 1,180 are full-time employees.

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

Risks Related to Our Telecommunications Businesses

Each of our telecommunications lines of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, both in our prepaid services and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or increase, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

Because our calling cards generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in this business, and we continue to face significant competition in our calling card business which has adversely affected our revenue and profitability in recent years and may continue to adversely affect our revenue and profitability.

Because of the significant percentage of our revenues generated by our prepaid products business, our results of operations and future growth significantly depend on the performance of our prepaid products business. We compete in the calling card market with many of the established facilities-based carriers, such as at&t and Verizon. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in the calling card market could significantly impact our ability to compete against them successfully.

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

The continued growth of the use of wireless services and Internet protocol-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

If we are not able to increase or maintain our revenue and margins generated from calling cards sales, our overall results of operations could materially suffer. Further, if our competitors continue to utilize their greater resources or to operate at lower levels of profitability in order to more aggressively market their products and services, this significant portion of our business could be adversely affected.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations.

Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes-of-use demands and geographic footprint, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in a higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

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

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced. Moreover, the after effects of the most recent economic recession both in the United States and elsewhere may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.8% of our total consolidated revenues from continuing operations in fiscal 2010 compared with 5.5% in fiscal 2009. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will continue to suffer if our distributors and sales representatives fail to effectively market and distribute our prepaid calling card products and other services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. Our UTA subsidiary utilizes a network of several hundred sub-distributors that sell our prepaid calling cards to retail outlets throughout most of the United States.

In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products of other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable distributors, retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Natural or man-made disasters could have an adverse effect on our technological infrastructure.

Natural disasters, terrorist acts, acts of war, cyber attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Our inability to operate our telecommunications networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

Risks Related to IDT Energy

The ESCO business is highly competitive, so we may be forced to cut prices or incur additional costs.

IDT Energy faces substantial competition both from the traditional incumbent utilities as well as from other ESCOs, including ESCO affiliates of the utilities. As a result, we may be forced to reduce prices, incur increased costs or lose market share. We compete on the basis of provision of services, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage.

IDT Energy’s growth depends on its ability to enter new markets.

New markets for our business are determined based on many factors, which include the regulatory environment, as well IDT Energy’s ability to effectuate commodity procurement on a real-time market basis. Once new markets are determined to be suitable for IDT Energy, we will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets.

Unfair business practices by competitors may adversely affect us.

Competitors in the highly competitive ESCO market often engage in unfair business practices to sign up new customers. Competitors engaging in unfair business practices unfortunately create an unfavorable impression about our industry on consumers. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base.

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

Regulation over the electricity and natural gas markets has been in flux at the state and federal levels. In particular, any changes adopted by the FERC or changes in state or federal laws or regulations (including greenhouse gas laws) may affect the prices at which IDT Energy purchases electricity or natural gas for its customers. While we seek to pass along increases in energy costs to our customers pursuant to our variable rate customer contracts, we may not always be able to do so due to competitive market forces and the risk of losing our customer base. In addition, potential regulatory changes may impact our ability to use our established sales and marketing channels. Any changes in these factors, or any significant changes in industry development, could have an adverse effect on our revenues, profitability and growth or threaten the viability of our current growth strategy.

We face risks that are beyond our control.

Our ability to provide energy delivery and commodity services depends on the operations and facilities of third parties, including, among others, BP, the NYISO and PJM. Our reliance on the electrical power generation and transmission infrastructure within the U.S. makes us vulnerable to large-scale power blackouts. The loss of use or destruction of the facilities of third parties that are used in providing our services due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce our potential earnings and cash flows.

The successes, failures or other activities of various LDCs and other retail marketers within the markets that we serve may impact how we are perceived in the market.

We are susceptible to downturns in general economic conditions, which could have a material adverse affect on our business, results of operations and financial condition.

A revision to certain best practices and programs in which we participate and with which we comply could disrupt our operations and adversely affect our results and operations.

Certain retail access “best practices” and programs proposed and/or required by state regulators have been implemented by utilities in most of the service territories in which we operate. One such practice in New York is participation in purchase of receivables programs under which certain utilities purchase customer receivables for approximately 98% of their face value in exchange for a first priority lien in the customer receivables without recourse against the ESCO. This program is a key component of our control of bad debt risk in our ESCO business in New York and Pennsylvania. In the event that any of these best practices or programs was to be revised or eliminated by state regulators or the individual utilities, we would need to adjust our current strategy regarding customer acquisition and our focus on the growth of our customer base. We would also need to adjust our current business plan to reduce our exposure to existing customers who may pose a bad debt risk. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability.

In addition, on June 23, 2008, the NYPSC, issued its Order Establishing Energy Efficiency Portfolio Standard (EEPS) and Approving Programs setting a goal of gradually reducing electricity usage by 15% statewide by 2015 and requiring the utilities to file energy efficiency programs consistent with the policies and cost/benefit factors adopted by the NYPSC. Through January 2010, the Commission has approved 45 electric and 45 natural gas energy efficiency programs to implement the EEPS policy. On June 24, 2010, the Commission approved 3 new electric and gas EEPS programs. We cannot predict the impact of the EEPS on the electricity usage of our customers. There could be an adverse effect on the result of operations of our ESCO business if the EEPS results in a reduction in the aggregate amount of customer demand.

In a territory within New Jersey, customers who are delinquent in paying their invoice will no longer receive a consolidated utility invoice. A consolidated utility invoice is similar to a purchase of receivables program since the utility has the responsibility to bill the customer and collect the receivable. Instead, those customers will be switched to a dual bill arrangement whereby IDT Energy will be responsible to bill and collect the commodity portion of the customers’ invoices. Once we invoice these customers under a dual bill arrangement, we will have bad debt risk associated with that portion of our revenues. Economic conditions, the creditworthiness of our customers in that territory and our ability to collect from these customers, among other things, may impact our profitability.

The ESCO business, including our relationship with our suppliers, is dependent on access to capital and liquidity, which may be limited under current circumstances.

Our business involves entering into contracts to purchase large quantities of electricity or natural gas. Because of seasonal fluctuations, we generally are required to purchase electricity or natural gas in advance and finance that purchase until we can recover such amounts from revenues. IDT Energy has a Preferred Supplier Agree-

ment with BP pursuant to which BP is our preferred provider of electricity and natural gas. In addition to other advantages of this agreement, we are no longer required to post security with most suppliers other than BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration in June 2014. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

The ESCO business depends on the continuing efforts of our management team and our personnel with strong industry or operational knowledge and our efforts may be severely disrupted if we lose their services.

Our success depends on key members of our management team, the loss of whom could disrupt our business operation. Our business also requires a capable, well-trained workforce to operate effectively. There can be no assurance that we will be able to retain our qualified personnel, the loss of which may adversely affect our business, prospects and financial conditions.

The ESCO business relies on information systems.

We expend extensive resources to convert, improve and maintain our information systems and related computer hardware. Failure to continue to successfully do so may result in a negative impact on our results of operations, financial condition, cash flow and reputation with our customers and/or regulators.

Risks Related to Genie Oil & Gas

We have no current production of shale oil and we may never have any.

We do not have any current production of shale oil. We cannot assure you that we will produce shale oil at all or in commercially profitable quantities. Our ability to produce shale oil may depend upon our ability to develop and operate our planned projects and facilities, which may be affected by events or conditions that impact the advancement, operation, cost or results of such projects or facilities, including:

•	The occurrence of unforeseen technical difficulties;
•	The outcome of negotiations with potential partners, governments, suppliers, customers or others;
•	Changes in operating conditions and costs, including costs of third-party equipment or services such as drilling and processing and access to power sources; and
•	Security concerns or acts of terrorism that threaten or disrupt the safe operation of company facilities.

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

IEI holds an exclusive Shale Oil Exploration and Production License that expires in July 2011. While the license may be extended for an additional four years and IEI may also apply for a new license, there is no guarantee the license will be extended, that a new license would be granted or that the license will not be successfully challenged by environmental groups. In addition, the license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license.

In-situ technology for the extraction of shale oil is in its early stages of development, has not been deployed commercially and AMSO, LLC and IEI may not be able to develop environmentally acceptable and economically viable technology in connection therewith.

Our strategy is predicated on the production and extraction of shale oil using unconventional methodologies, defined as any method other than the traditional oil well. In-situ shale oil production is typically more costly and is less established than traditional methods and therefore incurs a higher degree of technology risk. The greater cost increases the risk that we will not be profitable given commodity price fluctuations, assuming we enter into commercial production.

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

AMSO, LLC’s and IEI’s potential future production and processing of shale oil will result in some emission of greenhouse gases. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various phases of discussion or implementation. The Kyoto Protocol and other actual or pending federal, state and local regulations, envision a reduction of greenhouse gas emissions through market-based trading schemes. As a result of these and other potential environmental regulations, we can expect to incur additional capital, compliance, operating, maintenance and remediation costs. To the extent these costs are not ultimately reflected in the price of the products we sell, our operating results will be adversely affected.

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

Risks Related to Our Financial Performance

We have incurred significant losses in prior periods, and losses in the future could cause the trading price of our stock to decline or have a material adverse effect on our financial condition, our ability to pay our debts as they become due and cash flows.

We have incurred significant losses in prior periods. Although we had consolidated net income of $20.3 million in fiscal 2010, our accumulated deficit at July 31, 2010 was $(231.6) million. We incurred a net loss in fiscal 2009, fiscal 2008, fiscal 2006 and fiscal 2005, and we would have incurred a net loss in fiscal 2007 except for a gain on the sale of a discontinued operation. If we are not able to maintain profitability in the future, the trading price of our stock could decline and our financial condition could deteriorate as we could, among other things, deplete our cash, cash equivalents and investments.

We hold significant cash, cash equivalents and investments that are subject to various market risks.

As of July 31, 2010, we had cash, cash equivalents, restricted cash and cash equivalents and marketable securities of $233.8 million. As of July 31, 2010, we also had $8.2 million in investments in hedge funds, of which $1.2 million was included in “Investments-short term” and $7.0 million was included in “Investments-long-term” in our consolidated balance sheet. These hedge funds carry a degree of risk, as there can be no assurance that we can redeem these investments at any time and that the managers of the hedge funds in which we have invested will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents and investments could be materially and adversely affected.

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

On June 5, 2007, we were notified by USAC that it intended to audit our FCC Form 499-A filings for calendar years 2005 and 2006. This audit took place over the subsequent months and, on April 30, 2008, USAC issued an Audit Report from its IAD finding, as it found in its prior Audit Report, that we incorrectly reported certain revenues on Forms 499-A. USAC directed us to refile our Forms 499-A for calendar year 2005 in a manner consistent with the IAD’s findings. We did not refile the Forms 499-A, as we believed the IAD is mistaken in certain conclusions regarding the treatment of our revenues. Whereas USAC filed certain Forms 499-A on our behalf over our objection in the first audit, USAC has not yet filed any Forms 499-A on our behalf as a result of the second audit. We filed with the FCC a “Request for Review” of the Audit Report, which remains pending as of the date we are filing this Annual Report.

USAC’s revisions in both audits to our filing methodology resulted in additional regulatory payments for the years covered by the audit. Because we believe in the accuracy of our filing methodology and our Request remains pending, we have not revised our methodology for post-audit Form 499-A filings. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request is denied and/or our methodology is not upheld on appeal, and we have made payments on amounts that have been invoiced to us by USAC and/or other agencies. We anticipate receiving additional invoices in the near future for our more recent audit. If we receive such invoices, we will remit payment for those invoices while our Requests for Review remain pending. As of July 31, 2010, our accrued expenses included $21.1 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2010. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner.

On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.8 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.5 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and we are awaiting the Court’s decision. We cannot be certain of the ultimate outcome of this matter at this time.

We are also subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which we have accrued an aggregate of $3.0 million as of July 31, 2010. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved.

Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Federal and state regulations may be passed that could harm Net2Phone’s business.

Net2Phone’s ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. The use of the Internet and private IP networks to provide voice communications services is largely unregulated within the United States, although several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. If interconnected VoIP services become subject to state regulation and/or additional regulation by the FCC, such regulation will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds, by virtue of its lesser regulatory oversight, over traditional telecommunications services. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition and results of operations.

Our ability to offer services outside of the United States is subject to the local regulatory environment, which may be unfavorable, complicated and often uncertain.

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

We are subject to legal proceedings in the ordinary course of business that may have a material adverse effect on our business, results of operations, cash flows or financial condition.

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows or financial condition. See, for example, the T-Mobile USA, Inc. and Southwestern Bell matters as set forth in detail in Item 3 Legal Proceedings below.

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

Howard S. Jonas, our Chairman of the Board, Chief Executive Officer and founder, has voting power over 4,764,039 shares of our common stock (which includes 3,272,326 shares of our Class A common stock, which are convertible into shares of our common stock on a 1-for-1 basis) and 1,825,329 shares of our Class B common stock, representing approximately 76% of the combined voting power of our outstanding capital stock, as of October 21, 2010. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Risks Related to Our Publicly Traded Equity

The price of our common stock and Class B common stock decreased significantly in prior periods, and may continue to be subject to volatility.

The price of our common stock and our Class B common stock decreased significantly in fiscal 2008 and fiscal 2009, although the prices increased in fiscal 2010 but not to the previous levels. The prices of our common stock and our Class B common stock have been subject to substantial volatility during these fiscal years. As of the close of business on October 25, 2010, the price of our common stock and Class B common stock were $11.58 and $14.78, respectively. See Part II, Item 5 (Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities) of this annual report for more information on the history of the closing prices of our common stock and our Class B common stock. The prices of our common stock and our Class B common stock may continue to be subject to substantial volatility.

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

AMSO, LLC is one of three holders of research, development and demonstration leases granted by the U.S. Bureau of Land Management in Colorado. The lease provides AMSO, LLC with the ability to research, test and demonstrate the potential for commercial shale oil production on 160 acres in western Colorado. The lease includes the right to convert over to a commercial lease for up to 5,120 contiguous acres if AMSO, LLC can demonstrate viable production of commercial quantities of shale oil without unacceptable environmental consequences. AMSO, LLC has 10 years (the term of the research, development and demonstration lease) to convert over to the commercial lease; however, the 10 year period can be extended for an additional five years upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued.

IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year license (which can be extended to a total of seven years) covers approximately 238 square kilometers in the South of the Shfela region in Israel and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility.

We maintain our European headquarters in London, England (corporate and carrier operations), Dublin, Ireland (retail operations) and we own a 12,400 square foot condominium interest in a building in Jerusalem, Israel (IEI). We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC filed a complaint against us in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (referred to as the 2007 Settlement) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008. The 2007 Settlement also required us to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, we accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against us in the United Stated District Court, Southern District of New York (referred to as the 2008 Lawsuit) related to a dispute concerning the 2007 Settlement alleging Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. On June 29, 2009, the parties finalized a Settlement Agreement (referred to as the 2009 Settlement Agreement), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with the 2009 Settlement Agreement, we accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served us with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges Breach of Contract, Anticipatory Breach, Breach of Covenant of Good Faith and Fair Dealing, Common Law Fraud, Negligence and Deceptive Business Practices. Our Notice of Defense is due by November 6, 2010. Aerotel is seeking damages of at least $25 million and attorneys’ fees. As of July 31, 2010, our remaining accrual for these matters was $14.6 million. We are reviewing the claims to determine our response and are currently unable to form an estimate of any potential liabilities to us related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI’s response is due on November 30, 2010. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse affect on IEI’s oil shale venture in Israel.

As of August 4, 2010, we, our subsidiaries that were party to the cases, eBay Inc., Skype Technologies SA, Skype Communications, S.A.R.L. and Skype, Inc. settled all outstanding disputes among the parties, including two patent infringement lawsuits that were pending in the United States District Court for the Western District of Arkansas. On June 1, 2006, Net2Phone instituted a lawsuit against eBay Inc., Skype Technologies SA, and Skype, Inc. in the United States District Court for the District of New Jersey (the New Jersey Action) alleging infringement of certain United States Patents owned by Net2Phone. The defendants denied any liability with respect to our claims and certain of them asserted counterclaims. On February 20, 2008, eBay Inc. instituted a lawsuit against us and certain of our subsidiaries in the United States District Court for the Western District of Arkansas (the Arkansas Action) alleging infringement of United States Patent No. 6,067,350 and we counterclaimed for, among other things, declarations of non-infringement and invalidity of the patent, and alleged infringement of certain United States Patents. In August 2010, we and the other parties entered into a settlement, release and cross-license agreement in order to resolve the New Jersey Action, the Arkansas Action and all other pending or threatened claims and disputes between the parties without further litigation and without any admissions with respect to the claims and counterclaims. Financial and other terms of the settlement are confidential.

On March 8, 2007, we commenced litigation in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups and, on March 22, 2010, we and the remaining defendants (the Telco Companies), citing the significant sums expended and anticipated high costs of continuing the litigation, agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) the Telco Companies paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases. In addition, we entered into mutual releases with STi Prepaid, LLC and Leucadia National Corp., on behalf of themselves and their affiliates, in connection with allegations and claims related to the above described litigation and a related lawsuit by us against Leucadia which is not being dismissed pursuant to the Settlement Agreement, but was dismissed by the New York State Supreme Court. As a result of the settlement, in fiscal 2010, we recorded a gain from the settlement of litigation of $10.0 million, which is included in “Gains on settlements and other, net” in the consolidated statement of operations.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively Southwestern Bell), all local exchange carriers, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from certain of our subsidiaries and several as of yet unidentified entities affiliated with us. The complaint alleges that our subsidiaries failed to pay hundreds of thousands and potentially millions, of dollars of “switched access service” charges for calls made by consumers using our subsidiaries’ prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, we filed a motion to stay or in the alternative to dismiss the complaint, which Southwestern Bell opposed. On June 3, 2010, the Court issued an Order denying our motion to stay and motion to dismiss. The parties are engaged in discovery. A trial date is set for March 5, 2012. We are currently unable to form an estimate of any potential liabilities to us related to this matter.

On May 15, 2009, T-Mobile USA, Inc. filed a complaint (which was subsequently amended) against a subsidiary of ours in the Superior Court of the State of Washington, King County. The complaint alleges that the subsidiary breached a Wholesale Supply Agreement entered into between T-Mobile and the subsidiary in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that the subsidiary purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. We answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of our prepaid wireless unit. The Court denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties have commenced discovery. A trial date is set for May 3, 2011. We believe that we have valid defenses to T-Mobile’s allegations and intend to conduct a vigorous legal defense. We are currently unable to form an estimate of any potential liabilities to us related to this matter.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. We alleged that the defendants breached a settlement agreement that they had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that the defendants did not provide to us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of defendants dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying our appeal and affirming the Appellate Division’s order. On November 17, 2009, we sent the defendants a letter demanding that they comply with their obligations under the settlement agreement. The parties are engaged in discussions about the Wavelengths.

On March 29, 2004, D. Michael Jewett, a former employee whose employment we terminated less than seven months after he was first hired, filed a complaint against us in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act, or CEPA; (iii) violations of the New Jersey Law Against Discrimination, or LAD; (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress, or IIED. Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. We deny liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which we moved to dismiss. Jewett opposed our motion. On September 11, 2007, the Court issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. The Court also granted in part and denied in part our motion to dismiss the supplemental complaint, and dismissed Jewett’s abuse of process and defamation claims with prejudice. However, the Court denied our motion to dismiss the count for IIED. Thereafter, we were permitted to file another motion to dismiss Jewett’s IIED claim in the amended supplemental complaint, which Jewett opposed. On February 19, 2008, the Court issued an Opinion and Order dismissing Jewett’s IIED claim. Jewett also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. On February 25, 2010, we filed a motion for summary judgment, which Jewett opposed. On June 7, 2010, the Court issued an Opinion and Order which denied our motion for summary judgment regarding Jewett’s CEPA claim, but granted our motion for summary judgment regarding Jewett’s LAD claim and common law defamation claim. On September 13, 2010, the parties attended a pre-trial conference before Magistrate Judge Shipp. On October 14, 2010 and on October 28, 2010, the parties appeared for settlement conferences before the Court, but no settlement was reached.

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

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, none of the other legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. (Removed and Reserved).

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

	High	Low
Fiscal year ended July 31, 2009
First Quarter	$5.70	$1.53
Second Quarter	$3.24	$.72
Third Quarter	$1.69	$.76
Fourth Quarter	$2.64	$1.29
Fiscal year ended July 31, 2010
First Quarter	$4.05	$2.40
Second Quarter	$5.00	$3.50
Third Quarter	$11.00	$4.45
Fourth Quarter	$19.70	$7.81

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2009
First Quarter	$4.98	$1.02
Second Quarter	$4.32	$.45
Third Quarter	$1.47	$.70
Fourth Quarter	$2.44	$1.03
Fiscal year ended July 31, 2010
First Quarter	$3.59	$2.25
Second Quarter	$3.92	$2.98
Third Quarter	$8.53	$3.67
Fourth Quarter	$16.38	$6.12

On October 25, 2010, there were 108 holders of record of our Class B common stock, 64 holders of record of our common stock and 6 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 25, 2010, the last sales price reported on the New York Stock Exchange for the Class B common stock was $14.78 per share and for the common stock was $11.58 per share.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2010, and which is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2010.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2010	9,166	(2)	$7.49	0	5,411,783
June 1 – 30, 2010	7,934	(3)	$10.61	0	5,411,783
July 1 – 31, 2010	0		$0.00	0	5,411,783
Total	17,100		$8.94	0

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

(2) Consists of 9,166 shares of Class B common stock cancelled pursuant to an amended Consulting Agreement with a former executive officer. Such shares were cancelled by us based on their fair market value on the trading day immediately prior to the vesting date.

(3) Consists of 7,934 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and energy industries. Our principal businesses consist of:

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

•

Genie Energy, which is comprised of IDT Energy and Genie Oil & Gas (formerly Alternative Energy). IDT Energy operates our energy services company that resells electricity and natural gas to residential and small business customers in New York State, and, to a lesser degree, in New Jersey and Pennsylvania. Genie Oil & Gas consists of (1) AMSO, which holds and manages our 50% interest in AMSO, LLC, our shale oil initiative in Colorado, and (2) our 89% interest in IEI, our shale oil initiative in Israel.

We also hold assets including real estate and operate other smaller or early-stage initiatives and operations.

We conduct our business through the following four reportable segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil & Gas. All other operating segments that are not reportable individually are included in All Other.

Discontinued Operations and Other Dispositions

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

We assessed the recoverability of certain of our long-lived assets during fiscal 2009 as a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009. In the third quarter of fiscal 2009, we recorded impairment of $2.0 million related to the Hillview property.

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

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. IDT Carmel recognized a loss of $34.3 million in the second quarter of fiscal 2009 in connection with the sale of its debt portfolios. Loss on disposal/sale of discontinued operations in fiscal 2010 of $0.2 million included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, we completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on disposal/sale of discontinued operations in fiscal 2009 of $0.3 million included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

Summary Financial Data of Discontinued Operations

Revenues, income (loss) before income taxes and net loss of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

Year ended July 31 (in millions)	2010	2009
REVENUES:
CTM Holdings and subsidiaries	$4.0	$33.7
Hillview	—	6.6
UTA DR	—	59.4
EGB	—	23.2
IDT Carmel	—	16.6
TOTAL	$4.0	$139.5
INCOME (LOSS) BEFORE INCOME TAXES:
CTM Holdings and subsidiaries	$0.1	$(33.0)
Hillview	—	(2.4)
UTA DR	—	(0.3)
EGB	—	(2.5)
IDT Carmel	—	(39.0)
TOTAL	$0.1	$(77.2)
NET LOSS:
CTM Holdings and subsidiaries	$(0.2)	$(33.1)
Hillview	—	(2.4)
UTA DR	—	(0.3)
EGB	—	(2.5)
IDT Carmel	—	(39.0)
TOTAL	$(0.2)	$(77.3)

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

IDT Global Israel

In the fourth quarter of fiscal 2008, we disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., our call center operations in Israel, in a transaction with the former Chief Executive Officer of IDT Global Israel and, in fiscal 2009, we disposed of the remaining 20% of the issued and outstanding shares of IDT Global Israel. We retained exclusive control over the sale of IDT Global Israel’s building. In fiscal 2009, we recorded an impairment of $3.5 million, which reduced the carrying value of the building to its estimated fair value at the time. In June 2009, the majority of the building was sold for $12.7 million of which $6.4 million was used to repay the obligations secured by the building and $0.8 million was held in escrow. We retained a floor in the building and reclassified $1.6 million from “Other current assets” to “Property, plant and equipment”. We received the net proceeds of $5.4 million from the sale and recognized a loss of $0.5 million on the sale.

On March 31, 2010, we settled various claims related to IDT Global Israel and recorded a gain of $0.5 million, which is included in “Gains on settlements and other, net” in the accompanying consolidated statement of operations.

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

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in fiscal 2009 in connection with the sale. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

At July 31, 2010, our estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $6.1 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at July 31, 2010 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(0.8)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(3.1)
Estimated maximum exposure to additional loss	$6.1

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

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 85.2% and 82.0% of our total revenues from continuing operations in fiscal 2010 and fiscal 2009, respectively.

Our Telecom Platform Services segment sells prepaid and rechargeable calling cards, as well as other prepaid products, in the United States and abroad under the “IDT,” “Entrix,” “DSA,” “LA LEYENDA,” “BOSS,” “Playball,” “GOOOL,” “RED,” “Feliz,” “PT-1” and “Penny Talk” brand names, among others, providing telephone access to more than 230 countries and territories. Our calling card business worldwide sells the great majority of its products to distributors at a discount to their face values, and records the sales as deferred revenues. These deferred revenues are recognized into revenues when telecommunications services are provided and/or administrative fees are imposed. Calling cards and other prepaid products are also sold to national retailers, as well as customized (private label) calling cards that are specially branded for a specific retail chain of stores. We also offer rechargeable calling cards, marketed primarily to consumers and business customers nationwide. These cards can be automatically recharged using a credit card number provided by the customer at the time of initial card activation.

In fiscal 2008, our Telecom Platform Services segment introduced an international mobile top up product, or IMTU, which enables purchasers to top up (recharge / purchase airtime minutes for) a prepaid mobile telephone in another country. IMTU appeals to residents, particularly immigrants, in developed countries such as the United States who communicate regularly with or send money (remit) to friends or family members in a developing country. Our IMTU offerings work by combining our prepaid platform capabilities, our distribution reach into immigrant communities and our relationships with mobile operators in developing countries, into a simple and reliable service.

Our Telecom Platform Services segment also carries our international telecommunications traffic and the international traffic of other telecommunications companies globally. Telecom Platform Services also includes our cable telephony services. Our wholesale carrier services business continues to expand our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In fiscal 2011, we plan to continue expanding these direct relationships with mobile network providers.

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

Termination costs represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnections with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to our Consumer Phone Services segment consists primarily of leased lines from the RBOCs, which are billed to us as a monthly fee. Toll-free costs are variable costs paid to providers of toll-free services.

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

Direct costs related to our telecom business include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Subsequent adjustments to these estimates may occur after the invoices are received for the actual costs incurred, but these adjustments generally are not material to our results of operations.

During any given fiscal quarter, our calling card business, particularly in the United States, may experience gross margin fluctuations. Historically, the fluctuations were significantly dependent on whether the business was in “investment” mode—where we introduce new, aggressively-priced, lower-margin cards in an attempt to enter into new markets or to increase market share in existing markets—or in “harvest” mode, where we raise rates on many cards even at the expense of minute volumes in order to improve margins. Calling card revenues, although largely driven by whether the business is in investment or harvest mode and other competitive factors, also tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. IDT Telecom’s calling cards and consumer phone services offerings generally have higher selling, general and administrative expenses associated with them than does its wholesale carrier services business.

Telecom Competition

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per minute price realizations and our average per minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, both in our prepaid services and wholesale markets.

Over the past few years, we have also experienced a gradual shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

We often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, revenues and profits. In April 2010, the FCC sent inquiry letters to a number of prepaid calling card providers concerning their marketing practices. The letters seek broad classes of documents, including advertisements for prepaid cards, contracts with distributors and rate decks for the carrier’s services. The letters also ask for detailed information about the provisioning of prepaid card services, and an identification of which entities perform certain functions related to the marketing, distribution and use of prepaid calling cards. All responses must include a sworn declaration from an officer confirming that all requested information was provided. One of our subsidiaries received one of these letters from the FCC and we complied with the FCC’s requests. Prior to this action, other similar prepaid card enforcement activities have been conducted in private litigation, before certain state attorneys general and before the Federal Trade Commission.

We have also conducted private litigation related to such misleading marketing practices. In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale carrier services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

UTA Acquisition

On June 24, 2009, we acquired the 49% interest in UTA that we did not own. Our consolidated financial statements included the results of operations, financial position and cash flows of UTA prior to the acquisition of the 49% interest since UTA was one of our controlled subsidiaries prior to the acquisition. The primary reasons for the acquisition of the 49% interest in UTA that we did not own were (1) to streamline our operations in the domestic calling card market, (2) to enhance our capacity to develop marketing and distribution strategies for calling card products to deliver high-quality, competitively priced products to our customers, and (3) to increase revenues from the network of sub-distributors that sell our calling cards to retail outlets throughout most of the United States.

IDT Energy

Our IDT Energy segment operates our energy service company, or ESCO, that resells electricity and natural gas to residential and small business customers in eight utility markets in New York State. In the third quarter of fiscal 2010, IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania. IDT Energy’s revenues represented 14.4% and 17.6% of our total revenues from continuing operations in fiscal 2010 and fiscal 2009, respectively.

IDT Energy’s direct cost of revenues consists primarily of gas and electricity purchased for resale. As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable, or POR, programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In October 2010, the term of the agreement was extended until June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

Prior to entering into the Preferred Supplier Agreement with BP, IDT Energy purchased natural gas from wholesale suppliers and various utility companies, and purchased electricity through the wholesale markets administrated by the New York Independent System Operator, Inc., or NYISO.

Since we do not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities, IDT Energy has contracts with various pipeline and distribution companies for natural gas pipeline, storage and transportation services, and utilizes the NYISO and PJM for electric transmission and distribution. Our direct cost of revenues includes scheduling costs, independent system operator, or ISO, fees, pipeline costs and utility service charges for the purchase of these services.

The NYISO and PJM perform real-time load balancing for each of the electrical power grids in which we operate. Similarly, load balancing is performed by the utilities or LDC for each of the natural gas markets in which we operate. Load balancing ensures that the amount of electricity and natural gas that we purchase is equal to the amount necessary to service our customers’ demands at any specific point in time. We are charged or credited for balancing the electricity and natural gas purchased and sold for our account by our suppliers and the LDCs. We manage the differences between the actual electricity and natural gas demands of our customers and our bulk or block purchases by buying and selling any shortfall or excess in the spot market, and through monthly cash settlements and/or adjustments to future deliveries in accordance with the load balancing performed by utilities, LDCs, NYISO and PJM.

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

Selling expenses in our energy business consist primarily of sales commissions paid to independent agents and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include compensation, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Concentration of Customers

Our most significant customers consist of either distributors of IDT Telecom’s calling cards or long distance carriers to whom IDT Telecom provides wholesale telecommunications services. While they may vary from quarter to quarter, our five largest customers collectively accounted for 7.2% and 6.8% of total consolidated revenues from continuing operations in fiscal 2010 and fiscal 2009, respectively. Our customers with the five largest receivables balances collectively accounted for 14.4% and 25.2% of the consolidated gross trade accounts receivable at July 31, 2010 and 2009, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom, wholesale carrier and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale carrier customers by also buying services from the customer in question. In this way, IDT Telecom can continue to sell services to these wholesale customers, and reduce its risk position, through the offset of receivables and payables. When it is practical to do so, IDT Telecom will increase its purchases from wholesale customers with trade accounts receivable balances that exceed IDT Telecom’s trade accounts payable in order to maximize the offset and reduce its credit risk. IDT Energy reduces its credit risk by its participation in purchase of receivable programs for a significant portion of its receivables.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill and Intangible Assets with Indefinite Useful Lives

Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

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

If we determine that the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Income and Other Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowances as well as certain other tax and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount and classification of income and other taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of Internal Revenue Service (IRS) audits of the Company’s federal income tax returns, other tax-related or regulatory fee-related audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees. As a result, the actual tax and/or regulatory fee payments may materially differ from our estimates.

Contingent Liabilities

We are subject to a number of lawsuits, investigations and claims that arise out of the conduct of our global business operations. We recognize a liability for such contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy related to the matter.

RECENTLY ADOPTED ACCOUNTING STANDARDS AND RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

On February 1, 2010, we adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements. Pursuant to the amendment, the adoption of certain of the disclosures about the activity within Level 3 of the fair value hierarchy is not required until August 1, 2011. We do not expect the adoption of these changes to our disclosures about fair value measurements to have an impact on our financial position, results of operations or cash flows.

On August 1, 2010, we adopted the changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity, or QSPE, (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The adoption of these changes had no impact on our financial position, results of operations or cash flows.

On August 1, 2010, we adopted the changes to the consolidation guidance applicable to a variable interest entity, or VIE, including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of these changes had no impact on our financial position, results of operations or cash flows.

In January 2010, the Financial Accounting Standards Board amended the accounting standard relating to extractive activities-oil and gas to align its oil and gas reserve estimation and disclosure requirements with the requirements of the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, that was issued on December 31, 2008. The amendments are designed to modernize and update the oil and gas disclosure requirements and related definitions to align them with current practices and changes in technology. One of the provisions of the amendments is the expansion of the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, shale, coalbeds, or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction. AMSO, LLC and IEI are currently performing research and development activities. Their activities will meet the new definition of oil- and gas-producing activities if and when either of them begins extraction or production of saleable hydrocarbons from oil shale. If and when this occurs, AMSO, LLC or IEI will comply with the amended disclosure requirements, as well as begin to account for their activities using one of the two accounting methods for oil and gas production under U.S. GAAP, namely full-cost or successful-efforts.

RESULTS OF OPERATIONS

Year Ended July 31, 2010 compared to Year Ended July 31, 2009

The following table sets forth certain items in our statements of operations as a percentage of our total revenues from continuing operations:

Year ended July 31,	2010	2009
REVENUES:
IDT Telecom	85.2%	82.0%
IDT Energy	14.4	17.6
Genie Oil & Gas	—	—
All Other	0.4	0.4
TOTAL REVENUES	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	79.2	77.0
Selling, general and administrative	15.6	18.7
Depreciation and amortization	2.4	3.2
Bad debt	0.3	0.5
Research and development	0.6	0.6
Impairments	—	2.5
Restructuring and severance charges	0.3	0.6
TOTAL COSTS AND EXPENSES	98.4	103.1
Gains on settlements and other, net	0.7	—
Gain on sale of interest in AMSO, LLC	—	0.2
INCOME (LOSS) FROM OPERATIONS	2.3	(2.9)
Interest expense, net	(0.4)	(0.2)
Other income (expense), net	—	(2.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.9%	(5.2)%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Revenues
IDT Telecom	$1,193.9	$1,237.2	$(43.3)	(3.5)%
IDT Energy	201.4	264.7	(63.3)	(23.9)
Genie Oil & Gas	—	—	—	—
All Other	6.1	5.8	0.3	7.5
Total revenues	$1,401.4	$1,507.7	$(106.3)	(7.0)%

Revenues.  The decrease in IDT Telecom revenues in fiscal 2010 compared to fiscal 2009 resulted from revenue declines in both of the IDT Telecom segments. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 10.5% from 19.00 billion in fiscal 2009 to 20.99 billion in fiscal 2010. Total average revenue per minute declined 11.5% in fiscal 2010 compared to fiscal 2009 due to continued aggressive competition, and our desire to compete for minutes of use growth. The decrease in IDT Energy revenues in fiscal 2010 compared to fiscal 2009 was primarily the result of declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs, and a decline in consumption, particularly natural gas consumption. As of July 31, 2010, IDT Energy’s customer base consisted of approximately 369,000 meters compared to 397,000 meters as of July 31, 2009. In the third quarter of fiscal 2010, IDT Energy began adding customers in a limited number of utility territories within New Jersey and Pennsylvania.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Costs and expenses
Direct cost of revenues	$1,110.7	$1,160.1	$(49.4)	(4.3)%
Selling, general and administrative	218.6	281.9	(63.3)	(22.5)
Depreciation and amortization	33.4	47.7	(14.3)	(29.9)
Bad debt	3.8	7.1	(3.3)	(47.0)
Research and development	8.0	9.1	(1.1)	(11.4)
Impairments	—	38.4	(38.4)	(100.0)
Restructuring and severance charges	4.9	9.3	(4.4)	(48.1)
Total costs and expenses	$1,379.4	$1,553.6	$(174.2)	(11.2)%

Direct Cost of Revenues.  The decrease in direct cost of revenues in fiscal 2010 compared to fiscal 2009 was due primarily to the decline in direct cost of revenues of IDT Energy. Direct cost of revenues of IDT Telecom slightly decreased in fiscal 2010 compared to fiscal 2009 due to the decrease in the direct cost of revenues in our Consumer Phone Services segment primarily as a result of the declining customer base, partially offset by an increase in the direct cost of revenues in our Telecom Platform Services segment due to the increase in minutes of use volume and the translation effect of the strengthening of various foreign currencies, partially offset by lower average termination cost per minute and lower connectivity costs. The decrease in IDT Energy’s direct cost of revenues was the result of a decline in consumption and decreases in the average unit costs. Overall gross margin decreased from 23.1% in fiscal 2009 to 20.7% in fiscal 2010 primarily due to a decline in gross margins in IDT Telecom.

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2010 compared to fiscal 2009 was due to reductions in the selling, general and administrative expenses of IDT Telecom, IDT Energy and Corporate. The reductions were largely due to our cost savings program and reduction in force commenced in fiscal 2008 and substantially completed by fiscal 2010. We successfully executed the majority of our cost-cutting initiatives in fiscal 2009 and fiscal 2010, such that our current level of selling, general and administrative expenses offer comparatively modest opportunities for additional reductions. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 18.7% in fiscal 2009 to 15.6% in fiscal 2010 as selling, general and administrative expenses decreased at a faster rate than total revenues.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $2.5 million in fiscal 2010 compared to $3.4 million in fiscal 2009.

On October 21, 2009, upon the retirement of Mr. James A. Courter as our Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of our Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of our Class B common stock. All of the restricted shares vested on the date of grant. In fiscal 2010, we recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by us and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange up to 0.2 million of the shares of our Class B common stock for the number of shares of common stock of Genie Energy Corporation, or Genie, equal to up to 1% of the outstanding equity of Genie as of October 21, 2009.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and, as of October 22, 2009, our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $4.2 million at July 31, 2010 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. We recognized compensation cost related to this agreement of $0.8 million and $0.5 million in fiscal 2010 and fiscal 2009, respectively.

On November 5, 2008, we amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of our Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. We recognized compensation cost related to this agreement of $0.2 million and $0.6 million in fiscal 2010 and fiscal 2009, respectively.

Depreciation and Amortization.  The decrease in depreciation and amortization expense in fiscal 2010 compared to fiscal 2009 was primarily due to IDT Telecom property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

Bad Debt Expense.  Bad debt expense decreased in fiscal 2010 compared to fiscal 2009 due to decreases in IDT Telecom and IDT Energy’s bad debt expense. The decrease in IDT Telecom’s bad debt expense was primarily due to an improvement in the quality and ageing of our receivables across most of our domestic and international business units, likely as a result of somewhat better economic conditions and better working capital management by both us and our customers. The decrease in IDT Energy’s bad debt expense was due primarily to the transition to a POR program beginning in the third quarter of fiscal 2009 of a significant portion of IDT Energy’s receivables that were not previously included in a POR program.

Research and Development.  Research and development expenses consist of the following:

(in millions)
Year ended July 31,	2010	2009
Genie Oil & Gas:
Israel Energy Initiatives, Ltd.	$5.2	$3.1
AMSO	—	3.2
Total Genie Oil & Gas	5.2	6.3
All Other:
Fabrix T.V., Ltd.	2.8	2.8
Total research and development expenses	$8.0	$9.1

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

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D Lease area and is currently in the process of building the facilities to conduct a pilot test during calendar 2011.

Fabrix T.V., Ltd. is our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is needed by cable, telecommunications, Internet service providers and web based video portals interested in offering personalized television applications and remote DVR storage capabilities. In August 2010, a major cable operator licensed our software to empower its cloud-based DVR offering.

Impairments.  Impairments consist of the following:

(in millions)
Year ended July 31,	2010	2009
Goodwill – Telecom Platform Services – Rechargeable reporting unit	$—	$29.0
FCC licenses	—	5.3
Other assets	—	4.1
Total impairments	$—	$38.4

We recorded aggregate impairments of $38.4 million in fiscal 2009, including $29.0 million related to goodwill. At July 31, 2010 and 2009, the carrying amount of our remaining goodwill was $18.4 million and $17.3 million, respectively. Our operating results for fiscal 2009, which included these significant impairment charges, are not necessarily indicative of the results that may be expected in the future. Impairment charges are not cash expenditures; therefore, the impairments did not impact our liquidity at July 31, 2009, nor will these charges impact our future liquidity.

In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of our reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. We measured the fair value of our reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of certain reporting units; therefore, we performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded aggregate goodwill impairment of $29.0 million in our Telecom Platform Services – Rechargeable reporting unit, which reduced the carrying amount of the goodwill in that reporting unit to zero. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may record additional impairments to our goodwill in future periods and such impairments could be material.

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

IDT Spectrum, which is included in All Other, holds a significant number of FCC licenses for commercial fixed wireless spectrum. Certain events and circumstances in the second quarter of fiscal 2009 indicated that these FCC licenses may be impaired. IDT Spectrum recorded impairment charges in fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. We estimated the fair value of these FCC licenses based on IDT Spectrum’s continuing operating losses and projected losses for the foreseeable future.

In fiscal 2009, we recorded an impairment charge of $3.5 million which reduced the carrying value of IDT Global Israel’s building in Israel to its estimated fair value at the time.

As a result of our conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009, we also assessed the recoverability of certain of our long-lived assets. The assessment of long-lived assets was based on projected undiscounted future cash flows of the long-lived asset groups compared to their carrying values. Our cash flow estimates were derived from our annual planning process and interim forecasting. We believe that our procedures for projecting future cash flows were reasonable and consistent with market conditions at the time of estimation. As a result of this assessment, in fiscal 2009, we recorded aggregate impairments of $2.3 million related to certain leasehold interests, of which $2.0 million related to the Hillview property and is included in discontinued operations.

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At July 31, 2010, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $46.5 million and the mortgage payable balance was $25.9 million. At July 31, 2010, we evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Restructuring and Severance Charges.  The restructuring and severance charges in fiscal 2010 and fiscal 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The restructuring and severance charges in fiscal 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain IDT Telecom employees. In addition, the restructuring and severance charges in fiscal 2009 included costs for the shutdown or consolidation of certain facilities of $0.5 million in Corporate and $0.7 million in Telecom Platform Services.

The following tables summarize the changes in the reserve balances related to our restructuring activities (substantially all of which relates to workforce reductions):

(in millions)	Balance at July 31, 2009	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2010
Telecom Platform Services	$3.0	$1.6	$(3.8)	$—	$0.8
IDT Energy	—	0.1	(0.1)	—	—
Corporate	3.6	3.2	(3.3)	(0.4)	3.1
TOTAL	$6.6	$4.9	$(7.2)	$(0.4)	$3.9

	Balance at July 31, 2008	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2009
Telecom Platform Services(a)	$10.9	$5.5	$(13.4)	$—	$3.0
IDT Energy	—	—	—	—	—
All Other	0.5	0.9	(1.4)	—	—
Corporate	7.1	3.6	(7.1)	—	3.6
TOTAL	$18.5	$10.0	$(21.9)	$—	$6.6

(a)	Telecom Platform Services’ restructuring and severance charges in fiscal 2009 included $0.7 million that is classified as “Loss from discontinued operations” in the consolidated statement of operations.

Gains on settlements and other, net.  Gains on settlements and other, net in fiscal 2010 of $10.1 million, which are included in income from operations, were comprised of (1) a gain of $10.0 million from the settlement of litigation, (2) a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd., (3) a gain of $0.7 million on the sale of land and building, and (4) a gain of $0.4 million for the settlement of certain other claims, net of (5) a loss of $1.5 million for the settlement of certain claims. In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

In fiscal 2008 and fiscal 2009, we disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. On March 31, 2010, we settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

On July 28, 2010, we sold land and a building in Piscataway, New Jersey for cash of $3.1 million. We were required to use $2.7 million of the proceeds to repay a portion of the mortgage payable secured by the property. We recorded a gain of $0.7 million on the sale in fiscal 2010.

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

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Income (loss) from operations	$32.2	$(43.3)	$75.5	174.3%
Interest expense, net	(6.3)	(2.6)	(3.7)	(137.2)
Other income (expense), net	0.1	(32.5)	32.6	100.1
(Provision for) benefit from income taxes	(5.3)	4.6	(9.9)	(213.9)
Income (loss) from continuing operations	20.7	(73.8)	94.5	128.0
Loss from discontinued operations	(0.4)	(79.9)	79.5	99.5
Net income (loss)	20.3	(153.7)	174.0	113.2
Net (income) loss attributable to noncontrolling interests	—	(1.7)	1.7	101.0
Net income (loss) attributable to IDT Corporation	$20.3	$(155.4)	$175.7	113.1%

Interest Expense, net.  The increase in interest expense, net in fiscal 2010 compared to fiscal 2009 was due to finance charges of $1.8 million in fiscal 2010 from the Preferred Supplier Agreement between IDT Energy and BP dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas, as well as a decrease in interest income in fiscal 2010 compared to fiscal 2009.

Other Income (Expense), net.  Other income (expense), net consists of the following:

Year ended July 31, (in millions)	2010	2009
Other than temporary decline in value of auction rate securities	$—	$(6.8)
Loss on investments	(1.7)	(21.1)
Equity in net loss of AMSO, LLC	(1.6)	(0.7)
Foreign currency transaction gains (losses)	2.4	(0.3)
Other	1.0	(3.6)
Total other income (expense), net	$0.1	$(32.5)

Income Taxes.  The benefit from income taxes in fiscal 2009 is primarily due to a reversal of $16.0 million related to interest on federal income tax, which is classified as a component of income tax expense. Excluding the effect of the reversal of expense in fiscal 2009, the provision for income taxes in fiscal 2010 decreased compared to fiscal 2009 due primarily to a decrease in interest on income taxes, as well as a decrease in foreign income tax expense, partially offset by an increase in state and local income tax expense. Interest on income taxes was $0.5 million and $4.6 million in fiscal 2010 and fiscal 2009, respectively. Our foreign income tax expense results from income generated by certain of our foreign subsidiaries that cannot be offset against losses of our other foreign subsidiaries. Our foreign income tax expense in fiscal 2009 included $1.9 million related to an income tax audit in Belgium.

In August 2010, the Internal Revenue Service completed an audit of our U.S. federal tax returns for fiscal years 2006, 2007 and 2008. As a result of the audit, our pending refund claim was reduced by $0.4 million to $1.8 million, and our domestic net operating loss carryforward was reduced by $41.3 million. At July 31, 2010, our federal and state net operating loss carryforwards were approximately $225 million.

We currently remain subject to examinations of our income tax returns as follows: U.S. federal tax return for fiscal 2009 and fiscal 2010, state and local tax returns generally for fiscal 2005 to fiscal 2010 and foreign tax returns generally for fiscal 2005 to fiscal 2010. We believe that we have adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

Beginning in the fourth quarter of fiscal 2010, Fabrix T.V., Ltd., which was historically included in the Telecom Platform Services segment, was transferred to All Other. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2010 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

(in millions, except revenue per minute)			Change
Year ended July 31,	2010	2009	$	%
Revenues
Telecom Platform Services	$1,156.7	$1,183.5	$(26.8)	(2.3)%
Consumer Phone Services	37.2	53.7	(16.5)	(30.7)
Total revenues	$1,193.9	$1,237.2	$(43.3)	(3.5)%
Minutes of use
Retail calling cards	10,610	9,924	686	6.9%
Wholesale carrier	10,381	9,077	1,304	14.4
Total minutes of use	20,991	19,001	1,990	10.5%
Average revenue per minute
Retail calling cards	$0.0656	$0.0700	$(0.0044)	(6.4)%
Wholesale carrier	0.0444	0.0538	(0.0094)	(17.5)
Total average revenue per minute	$0.0551	$0.0623	$(0.0072)	(11.5)%

Revenues.  We experienced revenue declines in fiscal 2010 compared to fiscal 2009 in both of the IDT Telecom segments. As a percentage of IDT Telecom’s total revenues from continuing operations, Telecom Platform Services revenues increased from 95.7% in fiscal 2009 to 96.9% in fiscal 2010, and Consumer Phone Services revenues decreased from 4.3% in fiscal 2009 to 3.1% in fiscal 2010.

Telecom Platform Services revenues declined 2.3% in fiscal 2010 compared to fiscal 2009, as both our prepaid services and wholesale carrier businesses faced revenue softness. The decrease in Telecom Platform Services revenues was partially offset by the year-over-year strengthening of various foreign currencies, in particular European currencies, which translated into increased revenues of $5.0 million in fiscal 2010 compared to fiscal 2009. Our calling card revenues in the U.S. and South America fell in fiscal 2010 compared to the similar period in fiscal 2009. These revenue declines were partially offset by strong revenue growth for IMTU cards in fiscal 2010 compared to fiscal 2009. We continue to expand our IMTU product offerings in the U.S. and Europe. However, IMTU card revenues are not likely to increase as significantly in fiscal 2011 as in fiscal 2010. In addition, revenues in Europe and Asia increased in fiscal 2010 compared to fiscal 2009 on the strength of both aggressive pricing and new calling card offerings. Our private label calling card sales to retailers, as well as our IDT-branded calling card sales to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores declined in fiscal 2010 compared to fiscal 2009, primarily due to a decline in both the number of retail accounts and customers that we service, as well as due to continued price competition.

Wholesale carrier revenue declined 5.6% in fiscal 2010 compared to fiscal 2009 despite growth in wholesale carrier minutes of use, because pricing competition in this market continues to intensify.

Total minutes of use for Telecom Platform Services increased 10.5% in fiscal 2010 compared to fiscal 2009. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities increased 14.4% in fiscal 2010 compared to fiscal 2009 as a result of lower pricing per minute that generated more traffic to our network.

Minutes of use from our retail calling card activities increased 6.9% in fiscal 2010 compared to fiscal 2009. In fiscal 2010, minutes of use of our calling card businesses in Europe and Asia have increased compared to fiscal 2009, and minutes of use of our calling card businesses in the U.S. and South America decreased compared to fiscal 2009. Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 11.5% in fiscal 2010 compared to fiscal 2009. Average revenue per minute in both our wholesale carrier and our retail calling card offerings decreased due to continued aggressive competition, and our desire to compete for minutes of use growth.

Consumer Phone Services revenues declined 30.7% in fiscal 2010 compared to fiscal 2009 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 19,700 as of July 31, 2010 compared to 29,000 as of July 31, 2009. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 75,400 as of July 31, 2010 compared to 99,400 as of July 31, 2009.

(in millions, except cost per minute)			Change
Year ended July 31,	2010	2009	$	%
Direct cost of revenues
Telecom Platform Services	$949.9	$943.4	$6.5	0.7%
Consumer Phone Services	16.3	23.5	(7.2)	(30.6)
Total direct cost of revenues	$966.2	$966.9	$(0.7)	(0.1)%
Average termination cost per minute
Retail calling cards	$0.0506	$0.0513	$(0.0007)	(1.3)%
Wholesale carrier	0.0398	0.0479	(0.0081)	(16.9)
Total average termination cost per minute	$0.0453	$0.0496	$(0.0043)	(8.9)%

Direct Cost of Revenues.  Direct cost of revenues of IDT Telecom declined 0.1% in fiscal 2010 compared to fiscal 2009 due to the decrease in the direct cost of revenues of our Consumer Phone Services segment primarily as a result of the declining customer base, partially offset by an increase in the direct cost of revenues of our Telecom Platform Services segment due to the increase in minutes of use volume and the translation effect of the strengthening of various foreign currencies, partially offset by lower average termination costs per minute and lower network connectivity costs. The impact on direct cost of revenues due to currency translation, in particular European currency translations, was an increase of $5.0 million in fiscal 2010 compared to fiscal 2009. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment.

In May 2009, we completed the migration of our network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost.

Direct cost of revenues in our Consumer Phone Services segment in fiscal 2010 were also reduced by the reversal of certain costs that were originally recorded in a prior period. Direct cost of revenues in our Telecom Platform Services segment in fiscal 2009 was net of the reversal of accrued regulatory fees of $3.3 million as a result of the completion of an audit of our U.S. calling card business by the Universal Service Administration Corporation for calendar years 2005 and 2006.

Year ended July 31,	2010	2009	Change
Gross margin percentage
Telecom Platform Services	17.9%	20.3%	(2.4)%
Consumer Phone Services	56.2	56.3	(0.1)
Total gross margin percentage	19.1%	21.8%	(2.7)%

Gross Margins.  Gross margins in our Telecom Platform Services segment decreased in fiscal 2010 compared to fiscal 2009 primarily due to pricing competition and product mix changes. We pursued a global top-line growth strategy for our prepaid service offerings, coupled with increased revenues in the U.S. from the relatively lower gross margin IMTU cards, partially offset by the phase-out of very low-margin third party mobile domestic top-up cards. The focus on increasing IMTU card revenues even though the gross margins are generally at the lower end of our various other calling card offerings represents our effort to leverage our distribution network and customer platform and introduce new revenue streams.

Gross margins in our Consumer Phone Services segment remained basically the same in fiscal 2010 compared to fiscal 2009.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Selling, general and administrative expenses
Telecom Platform Services	$169.0	$203.6	$(34.6)	(17.0)%
Consumer Phone Services	7.5	11.2	(3.7)	(33.2)
Total selling, general and administrative expenses	$176.5	$214.8	$(38.3)	(17.9)%

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in IDT Telecom in fiscal 2010 compared to fiscal 2009 was primarily due to reductions in compensation and benefits, third party commissions, legal services, and facilities and network maintenance costs. In addition, IDT Telecom’s selling, general and administrative expenses were reduced due to a non-routine adjustment to payroll taxes in fiscal 2010. Compensation and benefit costs declined in fiscal 2010 as a result of the headcount reductions and other initiatives instituted in fiscal 2008 and fiscal 2009. Compensation and benefit costs in fiscal 2009 were net of an aggregate reduction of $1.4 million related to the 401(k) plan employer matching contributions and a refund of New Jersey unemployment taxes. With its reductions in force and other initiatives largely completed, compensation costs in Telecom Platform Services stabilized during fiscal 2010. Selling, general and administrative expenses in Consumer Phone Services decreased in fiscal 2010 compared to fiscal 2009 as the cost structure was right-sized to the needs of this declining revenue business. As a percentage of IDT Telecom’s total revenues from continuing operations, selling, general and administrative expenses decreased from 17.4% in fiscal 2009 to 14.8% in fiscal 2010.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Depreciation and amortization
Telecom Platform Services	$29.2	$42.2	$(13.0)	(30.7)%
Consumer Phone Services	0.1	0.5	(0.4)	(77.0)
Total depreciation and amortization	$29.3	$42.7	$(13.4)	(31.2)%

Depreciation and amortization.  The decrease in depreciation and amortization expense in the fiscal 2010 compared to fiscal 2009 was primarily due to property, plant and equipment becoming fully depreciated and a decrease in capital expenditures in recent periods.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Bad debt expense
Telecom Platform Services	$3.0	$6.2	$(3.2)	(51.5)%
Consumer Phone Services	0.7	(0.1)	0.8	628.4
Total bad debt expense	$3.7	$6.1	$(2.4)	(38.5)%

Bad Debt Expense.  The decrease in our Telecom Platform Services segment’s bad debt expense in fiscal 2010 compared to fiscal 2009 was primarily due to an improvement in the quality and ageing of our receivables across most of our domestic and international business units, likely as a result of somewhat better economic conditions and better working capital management by both us and our customers. The increase in bad debt expense in our Consumer Phone Services segment in fiscal 2010 compared to fiscal 2009 was primarily due to a reversal of a provision for bad debt in fiscal 2009.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Impairments
Telecom Platform Services	$—	$29.1	$(29.1)	(100.0)%
Consumer Phone Services	—	—	—	—
Total impairments	$—	$29.1	$(29.1)	(100.0)%

Impairments.  Certain events and circumstances in the second quarter of fiscal 2009 indicated that the fair value of IDT Telecom’s reporting units may be below their carrying value. We measured the fair value of the reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill of IDT Telecom’s Rechargeable reporting unit exceeded its estimated fair value, therefore, we performed additional steps to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, we recorded goodwill impairment of $29.0 million in the Rechargeable reporting unit, which reduced the carrying amount of the goodwill in that reporting unit to zero. On July 31, 2010 and 2009, IDT Telecom’s remaining goodwill was $11.6 million and $10.4 million, respectively. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions. Should these estimates or assumptions prove to be incorrect, we may record additional goodwill impairment in future periods and such impairments could be material.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Restructuring and severance charges
Telecom Platform Services	$1.6	$4.8	$(3.2)	(67.5)%
Consumer Phone Services	—	—	—	—
Total restructuring and severance charges	$1.6	$4.8	$(3.2)	(66.2)%

Restructuring and Severance Charges.  The restructuring and severance charges in fiscal 2010 and fiscal 2009 consisted primarily of severance related to a reduction in force. The restructuring and severance charges in fiscal 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees, and also included costs for the shutdown or consolidation of certain facilities of $0.7 million.

Gains on Settlements.  Gains on settlements of $10.4 million, which are included in Telecom Platform Services income from operations, were comprised of a gain of $10.0 million from the settlement of litigation and a gain of $0.4 million for the settlement of certain other claims. In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Income (loss) from operations
Telecom Platform Services	$14.4	$(45.8)	$60.2	131.5%
Consumer Phone Services	12.5	18.6	(6.1)	(33.0)
Total income (loss) from operations	$26.9	$(27.2)	$54.1	199.0%

IDT Energy Segment

(in millions)			Change
Year ended July 31,	2010	2009	$	%
Revenues	$201.4	$264.7	$(63.3)	(23.9)%
Direct cost of revenues	143.6	192.5	(48.9)	(25.5)
Selling, general and administrative	19.8	25.7	(5.9)	(22.9)
Depreciation and amortization	0.1	0.1	—	(27.6)
Bad debt	—	1.0	(1.0)	(99.2)
Restructuring and severance charges	0.1	—	0.1	330.4
Income from operations	$37.8	$45.4	$(7.6)	(16.6)%

Revenues.  IDT Energy resells electricity and natural gas to residential and small business customers in New York State, and beginning in the third quarter of fiscal 2010, IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania. IDT Energy’s revenues consisted of electricity sales of $132.2 million in fiscal 2010 compared to $157.2 million in fiscal 2009, and natural gas sales of $69.2 million in fiscal 2010 compared to $107.5 million in fiscal 2009. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use. Approximately 81% and 83% of IDT Energy’s natural gas revenues were generated in the second and third fiscal quarters of fiscal 2010 and fiscal 2009, respectively, and approximately 56% and 55% of electricity revenues were generated in the first and fourth fiscal quarters of fiscal 2010 and fiscal 2009, respectively.

IDT Energy’s electricity and natural gas revenues declined in fiscal 2010 compared to fiscal 2009 reflecting declines in the average rates charged to customers, which resulted from declines in the underlying commodity costs, and a decline in consumption, particularly natural gas consumption. The average electric rate declined 14.0% in fiscal 2010 compared to fiscal 2009 and electric consumption declined 2.2% in fiscal 2010 compared to fiscal 2009. The average natural gas rates declined 18.9% in fiscal 2010 compared to fiscal 2009 and natural gas consumption declined 20.6% in fiscal 2010 compared to fiscal 2009. The decline in natural gas consumption reflects our concentration of meter acquisitions into territories with lower consumption per meter but higher gross margin opportunities.

The decline in consumption is partially due to the decline in customers since July 31, 2009 and partially due to lower consumption per meter for natural gas. As of July 31, 2010, IDT Energy’s customer base consisted of approximately 369,000 meters (210,000 electric and 159,000 natural gas) compared to 397,000 meters (228,000 electric and 169,000 natural gas) as of July 31, 2009.

Partly as a result of the initiative to reorganize its sales teams and restructure its marketing approach that began during the fourth quarter of fiscal 2009, IDT Energy’s churn fell in fiscal 2010 compared to fiscal 2009, from 4.9% in fiscal 2009 to 3.1% in fiscal 2010.

The initiative to create a significantly smaller but better trained external sales force and restructure the marketing approach slowed the pace of new meter acquisitions during the fourth quarter of fiscal 2009 and in fiscal 2010, resulting in gross meter acquisitions of 109,700 in fiscal 2010 compared to 247,100 in fiscal 2009. New meter acquisitions were more than offset by customer churn in fiscal 2010, which resulted in a net loss of approximately 27,600 meters. However, IDT Energy’s customer base increased by approximately 5,000 meters from April 30, 2010 to July 31, 2010. This increase in meters in the fourth quarter of fiscal 2010 was the result of new meter acquisitions in New Jersey and Pennsylvania since customer churn in New York State exceeded new meter acquisitions. IDT Energy anticipates that its aggregate customer acquisitions will keep pace with customer churn resulting in a relatively stable customer meter count for the foreseeable future.

Direct Cost of Revenues.  IDT Energy’s direct cost of revenues consisted of electricity cost of $89.8 million in fiscal 2010 compared to $102.1 million in fiscal 2009, and cost of natural gas of $53.8 million in fiscal 2010 compared to $90.4 million in fiscal 2009. Direct cost of revenues for both electricity and natural gas decreased in fiscal 2010 compared to fiscal 2009 as a result of the decline in consumption and decreases in the average unit costs.

Gross margins in IDT Energy increased to 28.7% in fiscal 2010 compared to 27.3% in fiscal 2009. Comprising these figures were gross margins on electricity sales in fiscal 2010 of 32.0% compared to 35.0% in fiscal 2009 and gross margins on natural gas sales in fiscal 2010 of 22.4% compared to 15.9% in fiscal 2009. The gross margin on electricity sales decreased in fiscal 2010 compared to fiscal 2009 because the decrease in IDT Energy’s average rates charged to customers was greater than the decrease in the average unit cost of electricity. The gross margins on natural gas sales increased in fiscal 2010 compared to fiscal 2009 primarily because IDT Energy’s average unit cost of natural gas decreased due to continuing favorable market conditions. The levels of gross margins achieved in fiscal 2009 and fiscal 2010 may not be sustainable on a consistent basis going forward. IDT Energy expects downward pressures on its gross margins due to less favorable market conditions and the impact of expansion into new, highly competitive markets in New Jersey and Pennsylvania, where IDT Energy expects to sacrifice some gross margin to gain market share.

Selling, General and Administrative.  The decrease in selling, general and administrative expenses in fiscal 2010 compared to fiscal 2009 was due primarily to decreases in customer acquisition costs, POR fees and compensation expense. Customer acquisition costs decreased due to the decrease in the number of new customers acquired as described above. The decrease in POR fees was due to the decrease in revenues, although POR fees as a percentage of IDT Energy’s revenues increased in fiscal 2010 compared to fiscal 2009 as a result of certain of the utilities’ annual increase in the fee. Compensation expense decreased due to decreases in payroll and bonus expense. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 9.7% in fiscal 2009 to 9.8% in fiscal 2010 primarily due to the decreases in revenues described above. IDT Energy anticipates that its selling, general and administrative expenses will increase in fiscal 2011 as a result of continuing customer acquisition programs in new markets.

Bad Debt Expense.  The decrease in bad debt expense in fiscal 2010 compared to fiscal 2009 was due primarily to the transition, beginning in the third quarter of fiscal 2009, to a POR program of a significant portion of IDT Energy’s receivables that were not previously included in a POR program.

Restructuring and Severance Charges.  The restructuring and severance charges in fiscal 2010 consisted primarily of severance charges.

Genie Oil & Gas Segment

Genie Oil & Gas, which was previously included in All Other, is a reportable business segment beginning in the first quarter of fiscal 2010. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2010 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods. Genie Oil & Gas does not currently generate any revenues, nor does it incur any direct cost of revenues.

(in millions)			Change
Year ended July 31,	2010	2009	$	%
General and administrative expenses	$(1.3)	$(0.1)	$(1.2)	(610.6)%
Research and development	(5.2)	(6.3)	1.1	16.4
Gain on sale of interest in AMSO, LLC	—	2.6	(2.6)	(100.0)
Loss from operations	$(6.5)	$(3.8)	$(2.7)	(69.1)%

Research and Development.  Research and development expenses consist of the following:

(in millions)
Year ended July 31,	2010	2009
Israel Energy Initiatives, Ltd.	$5.2	$3.1
AMSO	—	3.2
Total research and development expenses	$5.2	$6.3

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

IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in the second quarter of calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area by a local vendor. The resource appraisal plan includes drilling and coring several wells to depths of over 600 meters. The resource appraisal and characterization study also includes well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. IEI has begun permitting and other preparatory work required prior to construction and operation of a pilot plant. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from shale. If not delayed by regulatory action or pending litigation, pilot test construction could begin as early as calendar 2011, and pilot test operations could begin as early as calendar 2012. The pilot test results would serve as the basis for permitting and designing any future commercial project.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. We recognized a gain of $2.6 million in fiscal 2009 in connection with the sale. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO’s equity in the net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statement of operations.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D Lease area. AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process. AMSO, LLC currently plans to conduct the pilot test during calendar 2011, and is currently working with outside contractors and consultants to construct the pilot facilities. In parallel, AMSO, LLC will be developing other technologies to address carbon management and advanced heating techniques. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease.

Corporate

(in millions)			Change
Year ended July 31,	2010	2009	$	%
General and administrative expenses	$11.8	$28.4	$(16.6)	(58.6)%
Depreciation and amortization	1.0	1.3	(0.3)	(18.0)
Restructuring and severance charges	3.2	3.6	(0.4)	(12.2)
Loss from operations	$16.0	$33.3	$(17.3)	(52.0)%

Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses, including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative.  The decrease in Corporate general and administrative expenses in fiscal 2010 compared to fiscal 2009 was primarily attributable to the company-wide cost savings program that resulted in decreases in payroll and related expenses, as well as non-routine reductions in certain employee-related expenses, including an adjustment to payroll taxes as well as a tax credit from the New Jersey State Business Employment Incentive Program. In addition, Corporate general and administrative expenses decreased due to reductions in consulting fees, legal fees and charitable contributions. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.9% in fiscal 2009 to 0.8% in fiscal 2010 because Corporate general and administrative expenses decreased at a faster rate than the decrease in our total consolidated revenues from continuing operations.

Restructuring and Severance Charges.  Restructuring and severance charges in fiscal 2010 and fiscal 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. Restructuring and severance charges in fiscal 2009 also included costs for the shutdown or consolidation of certain facilities of $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, and proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards, litigation and other settlements, and borrowings from third parties. In addition, in fiscal 2010, we had net cash provided by operating activities of $56.2 million. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, marketable securities and investments in hedge funds that we held as of July 31, 2010 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the same period. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation and overall decline in consumer demand. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

As of July 31, 2010, we had cash, cash equivalents, restricted cash and cash equivalents and marketable securities of $233.8 million and working capital (current assets less current liabilities) of $96.1 million. As of July 31, 2010, we also had $8.2 million in investments in hedge funds, of which $1.2 million was included in “Investments-short term” and $7.0 million was included in “Investments-long-term” in our consolidated balance sheet.

As of July 31, 2010, cash and cash equivalents of $11.8 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our consolidated balance sheet.

The letters of credit outstanding at July 31, 2010 were collateral to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of July 31, 2010, “Cash and cash equivalents” in our consolidated balance sheet included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

Our marketable securities at July 31, 2010 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.2 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and our assumptions. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, we received cash of $7.7 million in exchange for these auction rate securities as a result of the settlement of our arbitration claim. We incurred legal fees and other costs in connection with the arbitration and settlement of $2.0 million.

On April 1, 2010, we received notification from the NYSE that we had regained full compliance with the NYSE’s quantitative continued listing standards by achieving market capitalization of $140.9 million on March 30, 2010 and 30 trading day trailing average market capitalization through and including March 30, 2010 of $120.8 million.

(in millions) Year ended July 31,	2010	2009
Cash flows provided by (used in)
Operating activities	$56.2	$(100.8)
Investing activities	55.7	54.8
Financing activities	(14.4)	(18.0)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(3.0)
Increase (decrease) in cash and cash equivalents from continuing operations	97.0	(67.0)
Net cash provided by discontinued operations	0.4	26.5
Increase (decrease) in cash and cash equivalents	$97.4	$(40.5)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Severance and other payments related to our company-wide costs savings program and reduction in force were $7.2 million and $21.9 million in fiscal 2010 and fiscal 2009, respectively. As of July 31, 2010, $3.9 million remained accrued for the payment of severance and other costs related to these cost savings initiatives.

We currently remain subject to examinations of our income tax returns as follows: U.S. federal tax return for fiscal 2009 and fiscal 2010, state and local tax returns generally for fiscal 2005 to fiscal 2010 and foreign tax returns generally for fiscal 2005 to fiscal 2010. We believe that we have adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

As a result of the IRS audit of our federal tax returns for fiscal years 2001, 2002, 2003 and 2004, we paid an aggregate of $108.4 million for income taxes in fiscal 2009. In addition, an audit in the Netherlands of one of our subsidiaries was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in fiscal 2009.

We are currently subject to audits in various jurisdictions for various other taxes, including audits relating to VAT, sales and use tax, utility excise tax, gross receipts tax and property tax. On September 4, 2008, a

Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.8 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.5 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and we are awaiting the Court’s decision. We cannot be certain of the ultimate outcome of this matter at this time.

Two of the more significant other audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which we have accrued an aggregate of $3.0 million as of July 31, 2010. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

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

Investing Activities

In fiscal 2010 and fiscal 2009, proceeds from sales and maturities of marketable securities net of purchases of marketable securities were $4.6 million and $100.3 million, respectively.

Our capital expenditures were $8.3 million in fiscal 2010 compared to $14.6 million in fiscal 2009. We currently anticipate that total capital expenditures in fiscal 2011 will be in the $7.5 million to $12.5 million range. In May 2009, we completed the migration of our global network from dedicated capacity TDM circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In fiscal 2010 and fiscal 2009, cash used for capital contributions to AMSO, LLC was $2.0 million and $1.1 million, respectively.

In fiscal 2010, we used cash of $0.4 million for additional investments. In fiscal 2009, we used cash of $5.9 million to acquire the 49% interest in UTA that we did not own, including cash held by UTA DR and EGB that was assigned to the seller in the transaction.

We received $2.8 million and $28.6 million in fiscal 2010 and fiscal 2009, respectively, from the sales and redemptions of certain of our investments in pooled investment vehicles including hedge funds.

Restricted cash and cash equivalents decreased $53.2 million in fiscal 2010 primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services resulting from our agreement with BP. Restricted cash and cash equivalents increased $60.9 million in fiscal 2009 as a result of our shifting balances from restricted marketable securities to restricted cash and cash equivalents during the period. Restricted cash and cash equivalents serve as collateral for letters of credit to secure equipment financing, mortgage repayments on various buildings and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In October 2010, the term of the agreement was extended until June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of July 31, 2010, cash and cash equivalents of $0.2 million and trade accounts receivable of $27.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $14.6 million as of July 31, 2010. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $2.0 million at July 31, 2010.

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures.

Net proceeds from sales of buildings were $5.3 million and $4.9 million in fiscal 2010 and fiscal 2009, respectively. On July 31, 2009, Hillview closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We have a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our net proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in fiscal 2010. On July 28, 2010, we sold land and a building in Piscataway, New Jersey for cash of $3.1 million. Our net proceeds from the sale, after payment of a portion of the mortgage payable secured by the property and transaction expenses were $0.1 million. We recorded a gain of $0.7 million on the sale in fiscal 2010. In fiscal 2009, we received $4.9 million from the sale of the majority of IDT Global Israel’s building and the sale of Hillview’s property. We recorded a loss of $0.3 million in fiscal 2009 on the sales of the buildings.

Proceeds from insurance of $0.5 million in fiscal 2010 related to water damage in our building located at 520 Broad Street in Newark, New Jersey. In October 2010, we received additional insurance proceeds of $2.7 million. We are negotiating the settlement of this claim with our insurance carrier, and we are currently unable to estimate the amount of additional proceeds to be received in the future for this claim.

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

We distributed cash of $1.9 million and $2.4 million in fiscal 2010 and fiscal 2009, respectively, to the noncontrolling interests in our subsidiaries.

Proceeds from sales of stock of subsidiaries of $5.7 million and $1.2 million in fiscal 2010 and fiscal 2009, respectively, consisted of the following:

•

On March 29, 2010, Shaman II, L.P. purchased shares in Zedge for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

•	In April 2010, Genie sold shares of its common stock and an option to purchase additional shares of Genie for an aggregate of $5.4 million.
•	On September 23, 2008, we sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million.
•	In November 2008, we sold a 10% ownership interest in IEI for cash of $0.2 million.

Repayments of capital lease obligations were $6.0 million and $7.5 million in fiscal 2010 and fiscal 2009, respectively. We also repaid other borrowings of $0.6 million and $0.9 million in fiscal 2010 and fiscal 2009, respectively.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. In fiscal 2010, we repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. In fiscal 2009, we repurchased 3.2 million shares of Class B common stock and 1.5 million shares of common stock for an aggregate purchase price of $8.3 million. As of July 31, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable decreased to $117.9 million at July 31, 2010 from $154.4 million at July 31, 2009 mostly due to the decline in IDT Telecom’s gross trade accounts receivable, which reflects the reductions in IDT Telecom’s revenues as well as the write-off of certain reserved receivable balances and the effect of changes in foreign currency exchange rates. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 10.7% at July 31, 2010 from 10.2% at July 31, 2009 mainly because IDT Telecom’s allowance for doubtful accounts as a percentage of its gross trade accounts receivable balance increased to 13.7% at July 31, 2010 from 11.8% at July 31, 2009.

Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. Deferred revenue arises primarily from IDT Telecom’s sales of calling cards and consumer phone services. Deferred revenue increased to $69.2 million at July 31, 2010 from $67.5 million at July 31, 2009 primarily due to an increase in activations of our calling cards in the U.S. and South America, partially offset by the decline in our consumer phone services business.

Other Sources and Uses of Cash; Investments; Acquisitions; Dispositions and Spin-offs

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

In addition from time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business, IDT Carmel’s debt portfolios) and we recently completed the CTM Spin-Off to our stockholders. In connection with some of those transactions, we made capital infusions in the businesses to obtain the best results for us and our stockholders. We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate or to spin-off certain other business units or operations if we believe that separation or creation of “pure plays” would increase the value of the respective businesses.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2010:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations (including interest)	$6.6	$6.2	$0.4	$—	$—
Operating leases	8.7	4.3	3.6	0.8	—
Purchase and other obligations(1)	11.6	9.2	2.4	—	—
Notes payable (including interest)	59.1	3.3	6.3	6.5	43.0
TOTAL CONTRACTUAL OBLIGATIONS(2)	$86.0	$23.0	$12.7	$7.3	$43.0

(1) Includes purchase commitments of $3.4 million, IDT Energy’s forward contracts of $2.1 million and AMSO’s total committed additional investment in AMSO, LLC of $6.1 million. As of July 31, 2010, the fair value of IDT Energy’s forward contracts of $0.1 million was included in “Other current liabilities” in the consolidated balance sheet. AMSO’s total committed investment in AMSO, LLC is subject to certain exceptions where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

(2) The above table does not include the following due to the uncertainty of the amount and/or timing of any such payments:

•

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we are eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (the Contingent Value), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. We estimate that our liability for this commitment is $3.5 million, which is included in “Other long-term liabilities” in the consolidated balance sheet.

•

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. As of July 31, 2010, the balance of our unrecognized income tax benefits for uncertain tax positions was $3.1 million. Currently, we are not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$13.2	$10.1	$0.3	$2.8	$—

FOREIGN CURRENCY RISK

Revenues from our international operations represented 34% of our consolidated revenues from continuing operations in both fiscal 2010 and fiscal 2009. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

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

Item 8. Financial Statements and Supplementary Data.

Our Consolidated Financial Statements and supplementary data and the report of the independent registered public accounting firm thereon set forth starting on page F-1 herein are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K that ensure that information relating to us which is required to be disclosed in this Annual Report is recorded, processed, summarized and reported, within the required time periods. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 31, 2010, our disclosure controls and procedures were effective.

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting is included in this Annual Report on Form 10-K on page 68 and is incorporated herein by reference.

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

Samuel (Shmuel) Jonas—Chief Operating Officer

Ira A. Greenstein—President

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Secretary

Liore Alroy—Executive Vice President

Claude Pupkin—Executive Vice President

Directors

Howard S. Jonas

James A. Courter—Vice Chairman of the Board of Directors of IDT Corporation; Senior Partner in the law firm of Courter, Kobert & Cohen.

Lawrence E. Bathgate II—co-founder and partner at Bathgate, Wegener & Wolf, P.C. in Lakewood, New Jersey.

Eric F. Cosentino—Rector of the Episcopal Church of the Divine Love in Montrose, New York.

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception.

W. Wesley Perry—Owner of S.E.S. Investments, Ltd., an oil and gas investments company; the Mayor of Midland, Texas.

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2010, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure. In December 2009, our Chief Executive Officer submitted to the New York Stock Exchange a certificate certifying that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2010, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2010, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.08, 10.09 and 10.10 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Second Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Agreement, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.02(3)	Warrant to Purchase Common Stock, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.03(4)	Amended and Restated Employment Agreement, dated October 31, 2008, between the Registrant and Howard S. Jonas.

10.04(5)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(6)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.06(7)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.07(8)	Purchase and Sale Contract among the Registrant, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC, and its predecessors and Sherman Originator III LLC dated January 30, 2009.

10.08(9)	Termination of the Amended and Restated Consulting Agreement, dated April 21, 2010, between the IDT Corporation, Credit Freedom Fighters, LLC and Stephen Brown.

10.09(10)	Employment Agreement, dated April 29, 2009, between the Registrant and Bill Pereira.

10.10(11)	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.11(11)	Preferred Supplier Agreement, dated as of June 29, 2009, by and among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description of Exhibits

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

  (1) Incorporated by reference to Form 8-K, filed February 25, 2009.

  (2) Incorporated by reference to Form 8-K, filed September 23, 2009.

  (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.

  (4) Incorporated by reference to Form 8-K, filed November 6, 2008.

  (5) Incorporated by reference to Schedule 14A, filed November 3, 2004.

  (6) Incorporated by reference to Form 10-Q for fiscal quarter ended January 31, 2009 filed March 17, 2009.

  (7) Incorporated by reference to Form 8-K, filed November 9, 2007.

  (8) Incorporated by reference to Form 8-K, filed February 5, 2009.

  (9) Incorporated by reference to Form 10-Q for fiscal quarter ended April 30, 2010 filed June 14, 2010.

  (10) Incorporated by reference to Form 8-K, filed May 1, 2009.

  (11) Incorporated by reference to Form 10-K/A for fiscal year ended July 31, 2009, filed March 25, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board and Chief Executive Officer

Date:    October 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 28, 2010

/s/ Bill Pereira Bill Pereira	Chief Financial Officer and Treasurer (Principal Financial Officer)	October 28, 2010

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 28, 2010

/s/ James A. Courter James A. Courter	Vice Chairman and Director	October 28, 2010

/s/ Lawrence E. Bathgate II Lawrence E. Bathgate II	Director	October 28, 2010

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 28, 2010

/s/ Judah Schorr Judah Schorr	Director	October 28, 2010

/s/ W. Wesley Perry W. Wesley Perry	Director	October 28, 2010

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

Management has assessed the effectiveness of the Company’s internal controls over financial reporting as of July 31, 2010. Based on this assessment, we believe that the internal control over financial reporting of the Company as of July 31, 2010 was effective and through operation provided reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

/s/ Howard S. Jonas

Howard S. Jonas
Chairman of the Board and Chief Executive Officer

/s/ Bill Pereira

Bill Pereira
Chief Financial Officer and Treasurer

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries as of July 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, on August 1, 2009, the Company adopted the new accounting standard for noncontrolling interests, and retrospectively adjusted all periods presented for the adoption.

/s/ GRANT THORNTON LLP

New York, New York

October 28, 2010

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$221,753	$117,902
Restricted cash and cash equivalents	11,831	64,992
Marketable securities	221	5,702
Trade accounts receivable, net of allowance for doubtful accounts of $12,628 and $15,740 at July 31, 2010 and 2009, respectively	105,232	138,697
Prepaid expenses	25,476	17,597
Investments-short-term	1,517	631
Other current assets	15,084	17,394
Assets of discontinued operations	—	18,790
TOTAL CURRENT ASSETS	381,114	381,705
Property, plant and equipment, net	96,892	129,066
Goodwill	18,429	17,275
Other intangibles, net	3,675	5,350
Investments—long-term	8,375	13,099
Other assets	9,310	13,125
TOTAL ASSETS	$517,795	$559,620
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$52,957	$68,120
Accrued expenses	143,822	151,530
Deferred revenue	69,186	67,505
Income taxes payable	10,085	9,533
Capital lease obligations—current portion	6,032	7,058
Notes payable—current portion	628	820
Other current liabilities	2,272	4,852
Liabilities of discontinued operations	—	5,496
TOTAL CURRENT LIABILITIES	284,982	314,914
Capital lease obligations—long-term portion	407	5,211
Notes payable—long-term portion	33,640	43,281
Other liabilities	12,793	16,772
TOTAL LIABILITIES	331,822	380,178
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 and 9,241 shares issued and 3,728 and 4,202 shares outstanding at July 31, 2010 and 2009, respectively	92	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at July 31, 2010 and 2009	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,213 and 22,913 shares issued and 15,625 and 15,503 shares outstanding at July 31, 2010 and 2009, respectively	232	229
Additional paid-in capital	711,701	720,804
Treasury stock, at cost, consisting of 5,513 and 5,039 shares of common stock and 7,588 and 7,410 shares of Class B common stock at July 31, 2010 and 2009, respectively	(295,626)	(293,901)
Accumulated other comprehensive (loss) income	(1,017)	953
Accumulated deficit	(231,626)	(251,916)
Total IDT Corporation stockholders’ equity	183,789	176,294
Noncontrolling interests	2,184	3,148
TOTAL EQUITY	185,973	179,442
TOTAL LIABILITIES AND EQUITY	$517,795	$559,620

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended July 31 (in thousands, except per share data)	2010	2009
REVENUES	$1,401,449	$1,507,659
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,110,723	1,160,121
Selling, general and administrative	218,595	281,896
Depreciation and amortization	33,426	47,698
Bad debt	3,777	7,122
Research and development	8,008	9,035
Impairments	—	38,351
Restructuring and severance charges	4,841	9,332
TOTAL COSTS AND EXPENSES	1,379,370	1,553,555
Gains on settlements and other, net	10,084	—
Gain on sale of interest in AMSO, LLC	—	2,598
Income (loss) from operations	32,163	(43,298)
Interest expense, net	(6,262)	(2,640)
Other income (expense), net	27	(32,459)
Income (loss) from continuing operations before income taxes	25,928	(78,397)
(Provision for) benefit from income taxes	(5,275)	4,633
Income (loss) from continuing operations	20,653	(73,764)
Discontinued operations, net of tax:
Loss from discontinued operations	(151)	(77,287)
Loss on disposal/sale of discontinued operations	(229)	(2,628)
Total discontinued operations	(380)	(79,915)
NET INCOME (LOSS)	20,273	(153,679)
Net loss (income) attributable to noncontrolling interests	17	(1,770)
NET INCOME (LOSS) ATTRIBUTABLE TO IDT CORPORATION	$20,290	$(155,449)
Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$20,569	$(74,249)
Loss from discontinued operations	(279)	(81,200)
Net income (loss)	$20,290	$(155,449)
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$1.00	$(3.30)
Loss from discontinued operations	(0.01)	(3.60)
Net income (loss)	$0.99	$(6.90)
Weighted-average number of shares used in calculation of basic earnings per share	20,451	22,542
Diluted:
Income (loss) from continuing operations	$0.95	$(3.30)
Loss from discontinued operations	(0.01)	(3.60)
Net income (loss)	$0.94	$(6.90)
Weighted-average number of shares used in calculation of diluted earnings per share	21,546	22,542

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	IDT Corporation Stockholders
	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2008	8,358	$84	3,272	$33	21,301	$213	$717,256	$(285,536)	$6,754	$(96,467)	$5,850	$348,187
Issuance of shares of Class B common stock through employee stock purchase plan	—	—	—	—	36	—	36	—	—	—	—	36
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(45)	—	—	—	(45)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(8,320)	—	—	—	(8,320)
Stock-based compensation	—	—	—	—	—	—	3,356	—	—	—	—	3,356
Restricted stock issued to employees and directors	883	8	—	—	1,576	16	(24)	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	180	—	—	—	671	851
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(4,376)	(4,376)
Other	—	—	—	—	—	—	—	—	—	—	(767)	(767)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	3,173	—	—	3,173
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(8,974)	—	—	(8,974)
Net loss for the year ended July 31, 2009	—	—	—	—	—	—	—	—	(155,449)	(155,449)	1,770	(153,679)

Comprehensive (loss) income									$(161,250)		$1,770	$(159,480)
BALANCE AT JULY 31, 2009	9,241	92	3,272	33	22,913	229	720,804	(293,901)	953	(251,916)	3,148	179,442
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(89)	—	—	—	(89)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(1,790)	—	—	—	(1,790)
Exercise of stock options, net of 7 shares issued from treasury	—	—	—	—	6	—	(64)	154	—	—	—	90
Stock-based compensation	—	—	—	—	—	—	2,541	—	—	—	—	2,541
Restricted stock issued to employees and directors	—	—	—	—	294	3	(3)	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	2,415	—	—	—	3,075	5,490
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,374)	(2,374)
CTM Spin-Off	—	—	—	—	—	—	(13,992)	—	(177)	—	(1,617)	(15,786)
Change in unrealized gain (loss) on available-for-sale securities	—	—	—	—	—	—	—	—	(311)	—	—	(311)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(1,482)	—	(31)	(1,513)
Net income for the year ended July 31, 2010	—	—	—	—	—	—	—	—	20,290	20,290	(17)	20,273

Comprehensive income (loss)									$18,497		$(48)	$18,449
BALANCE AT JULY 31, 2010	9,241	$92	3,272	$33	23,213	$232	$711,701	$(295,626)	$(1,017)	$(231,626)	$2,184	$185,973

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2010	2009
OPERATING ACTIVITIES
Net income (loss)	$20,273	$(153,679)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net loss from discontinued operations	380	79,915
Depreciation and amortization	33,426	47,698
Restructuring and severance payments	(2,371)	(12,485)
Impairments	(86)	38,351
Deferred income taxes	—	2,300
Provision for doubtful accounts receivable	3,777	7,122
Net realized (gains) losses from sales of marketable securities	(336)	9,192
Gain on sale of interest in AMSO, LLC	—	(2,598)
(Gain) loss on sales of buildings	(675)	311
Gain on sale/disposal of businesses	—	(272)
Gain on sale of stock of subsidiary	—	(336)
Interest in the equity of investments	3,467	21,950
Stock-based compensation	2,541	3,409
Change in assets and liabilities, net of effects from sales/dispositions of businesses:
Trade accounts receivable	21,672	13,950
Prepaid expenses, other current assets and other assets	(8,072)	22,418
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(21,348)	(40,387)
Income taxes payable	552	(120,755)
Deferred revenue	3,003	(16,857)
Net cash provided by (used in) operating activities	56,203	(100,753)
INVESTING ACTIVITIES
Capital expenditures	(8,310)	(14,564)
Collection of notes receivable, net	130	201
Capital contributions to AMSO, LLC	(1,991)	(1,074)
Investments and acquisitions	(400)	(5,876)
Proceeds from sales and redemptions of investments	2,762	28,601
Restricted cash and cash equivalents	53,161	(60,859)
Proceeds from sale of interest in AMSO, LLC	—	3,199
Proceeds from sales of buildings	5,270	4,892
Proceeds from insurance	500	—
Proceeds from sales and maturities of marketable securities	4,618	156,307
Purchases of marketable securities	—	(56,035)
Net cash provided by investing activities	55,740	54,792
FINANCING ACTIVITIES
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	(9,775)	—
Distributions to noncontrolling interests	(1,939)	(2,420)
Proceeds from sales of stock of subsidiaries	5,690	1,187
Proceeds from exercise of stock options	90	—
Proceeds from employee stock purchase plan	—	36
Repayments of capital lease obligations	(5,955)	(7,518)
Repayments of borrowings	(622)	(916)
Repurchases of common stock and Class B common stock	(1,879)	(8,365)
Net cash used in financing activities	(14,390)	(17,996)
DISCONTINUED OPERATIONS
Net cash provided by operating activities	930	128
Net cash (used in) provided by investing activities	(44)	27,958
Net cash used in financing activities	(471)	(1,629)
Net cash provided by discontinued operations	415	26,457
Effect of exchange rate changes on cash and cash equivalents	(597)	(3,004)
Net increase (decrease) in cash and cash equivalents	97,371	(40,504)
Cash and cash equivalents (including discontinued operations) at beginning of year	124,382	164,886
Cash and cash equivalents (including discontinued operations) at end of year	221,753	124,382
Less cash and cash equivalents of discontinued operations at end of year	—	(6,480)
Cash and cash equivalents (excluding discontinued operations) at end of year	$221,753	$117,902
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$4,822	$8,865
Cash payments made for income taxes	$4,898	$113,552
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
Mortgage notes payable settled in connection with the sales of buildings	$8,837	$63,607
Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$6,011	$—
Aggregate of note payable issued, note receivable forgiven, ownership interests assigned and other consideration for the UTA acquisition	$—	$4,833

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications and energy industries. The Company’s principal businesses consist of:

•

IDT Telecom, which is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol (“VoIP”) communications services and wholesale carrier services. Consumer Phone Services provides consumer local and long distance services in the United States.

•

Genie Energy, which is comprised of IDT Energy and Genie Oil & Gas (formerly Alternative Energy). IDT Energy operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York State, and, to a lesser degree, in New Jersey and Pennsylvania. Genie Oil & Gas consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages the Company’s 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s shale oil initiative in Colorado, and (2) the Company’s 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s shale oil initiative in Israel.

The Company also holds assets including real estate and operates other smaller or early-stage initiatives and operations.

The Company has the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil & Gas. All other operating segments that are not reportable individually are included in All Other.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. In addition, the Company has not identified any variable interests in which the Company is the primary beneficiary. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated. Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in pooled investment vehicles including hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies. Equity and cost method investments are included in “Investments-short term” or “Investments-long-term” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying consolidated statements of operations, and a new basis in the investment is established.

Noncontrolling Interests

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income (loss) to include the amounts attributable to both the parent and the noncontrolling interest, and it

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows. In January 2010, the Financial Accounting Standards Board (“FASB”) amended the accounting standard relating to noncontrolling interests in consolidated financial statements (1) to address implementation issues related to the changes in ownership provisions of the standard and (2) to expand the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of the standard. These amendments were effective for the Company when they were issued by the FASB. The adoption of the amendments to this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation:

•

At July 31, 2009, accrued state, local and foreign income taxes of $7.5 million previously included in “Accrued expenses” have been reclassified to “Income taxes payable” in the consolidated balance sheet, and the $0.2 million change in the accrued income tax balances in the year ended July 31, 2009 has been reclassified in the consolidated statement of cash flows;

•

As described in Note 2, certain subsidiaries have been reclassified to discontinued operations for all periods presented, and a subsidiary has been reclassified from discontinued operations to continuing operations for all periods presented; and

•	As described in Note 20, business segment results for fiscal 2009 have been reclassified and restated to conform to the current year’s presentation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

Traditional voice, VoIP and wholesale carrier telephony services, as well as international mobile top-up (“IMTU”), are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards is deferred upon sale of the cards and is recognized as revenue when the cards are used and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. IMTU enables purchasers to top up (recharge/purchase airtime minutes for) a prepaid mobile telephone in another country.

IDT Telecom enters into reciprocal transactions pursuant to which IDT Telecom is committed to purchase a specific number of minutes to specific destinations at specified rates, and the counterparty is committed to purchase from IDT a specific number of minutes to specific destinations at specified rates. The number of minutes purchased and sold in a reciprocal transaction is not necessarily equal. The rates in these reciprocal transactions are generally greater than prevailing market rates. In addition, IDT Telecom enters into transactions in which it swaps minutes with another carrier. The Company recognizes revenue and the related direct cost of revenue for these reciprocal and swap transactions based on the fair value of the minutes.

Revenues from IDT Energy are recognized based on deliveries of electricity and natural gas to customers.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct Cost of Revenues

Direct cost of revenues for IDT Telecom consists primarily of termination and origination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. These costs include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Subsequent adjustments to these estimates may occur after the invoices are received for the actual costs incurred, but these adjustments generally are not material to the Company’s results of operations. Direct cost of revenues for IDT Telecom also includes the cost of IMTU airtime minutes.

Direct cost of revenues for IDT Energy consists primarily of the cost of natural gas and electricity sold, and also includes scheduling costs, Independent System Operator, or ISO, fees, pipeline costs and utility service charges.

Direct cost of revenues excludes depreciation and amortization expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company has investments in marketable securities that are considered “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheets. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other income (expense), net” in the accompanying consolidated statements of operations and a new cost basis in the investment is established.

Long-Lived Assets

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

Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the relevant trademark and patent licenses. The fair value of customer lists, trademark and non-compete agreements acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: customer lists are amortized ratably over the approximately 15 year period of expected cash flows; trademark is amortized on a straight-line basis over the 5 year period of expected cash flows; and non-compete agreement is amortized on a straight-line basis over the 3 year term of the agreement.

The Company tests the recoverability of its long-lived assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

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

Derivative Instruments and Hedging Activities

The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company generally records changes in fair value in “Other income (expense), net” in the consolidated statements of operations, except for the IDT Energy contracts described below.

IDT Energy supplies electricity and natural gas to its retail customers. IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, IDT Energy applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, IDT Energy recognizes revenue from customer sales as energy is delivered to retail customers, and the related energy under the forward physical delivery contract is recognized as direct cost of revenues when it is received from suppliers. In addition, IDT Energy may enter into forward contracts designated as hedges against unfavorable fluctuations in electricity and natural gas prices. Such contracts do not qualify to be accounted for under hedge accounting and are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of operations.

Advertising Expense

The majority of the Company’s advertising expense is incurred by IDT Telecom. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. In fiscal 2010 and fiscal 2009, advertising expense included in selling, general and administrative expenses was $13.7 million and $13.3 million, respectively.

Research and Development Costs

Costs for research and development are expensed as incurred.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2010 and fiscal 2009 was $7.8 million and $10.5 million, respectively. Unamortized capitalized internal use software costs at July 31, 2010 and 2009 were $8.0 million and $10.7 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other income (expense), net” in the accompanying consolidated statements of operations.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the period in which related temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in its assessment of a valuation allowance. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date of such change.

The Company uses a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. The Company determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, the Company presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability.

The Company classifies interest and penalties on income taxes as a component of income tax expense.

Contingencies

The Company accrues for loss contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. When the Company accrues for loss contingencies and the reasonable estimate of the loss is within a range, the Company records its best estimate within the range. When no amount within the range is a better estimate than any other amount, the Company accrues the minimum amount in the range. The Company discloses an estimated possible loss or a range of loss when it is at least reasonably possible that a loss may have been incurred.

Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(non-vested) and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2010	2009
Basic weighted-average number of shares	20,451	22,542
Effect of dilutive securities:
Stock options	1	—
Non-vested restricted common stock	528	—
Non-vested restricted Class B common stock	566	—
Diluted weighted-average number of shares	21,546	22,542

The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

July 31 (in thousands)	2010	2009
Stock options	811	1,984
Non-vested restricted common stock	—	883
Non-vested restricted Class B common stock	—	1,610
TOTAL	811	4,477

For fiscal 2010, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were not included in the diluted earnings per share because their effect would have been anti-dilutive. For fiscal 2009, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of non-vested restricted stock would have been anti-dilutive.

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Stock-based compensation is included in selling, general and administrative expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects taxes from its customers that are remitted to governmental authorities in the normal course of its operations. These taxes are imposed on or are concurrent with specific revenue-producing transactions include Universal Service Fund (“USF”) charges, sales, use, value added and certain excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records others on a net basis. USF charges in the amount of $2.2 million and $2.8 million in fiscal 2010 and fiscal 2009, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of operations.

Vulnerability Due to Certain Concentrations and International Operations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, investments in hedge funds and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2010 or fiscal 2009. However, the Company’s five largest customers collectively accounted for 7.2% and 6.8% of its consolidated revenues from continuing operations in fiscal 2010 and fiscal 2009, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 14.4% and 25.2% of the consolidated gross trade accounts receivable at July 31, 2010 and 2009, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer in question, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale customers with receivable balances that exceed the Company’s payable in order to maximize the offset and reduce its credit risk. IDT Energy reduces its credit risk by its participation in purchase of receivable programs for a significant portion of its receivables.

The Company is also subject to risks associated with its international operations, including fluctuations in exchange rates and trade accounts receivable collections. The Company regularly monitors the creditworthiness of its international customers and believes that it has adequately provided for any exposure to potential credit losses.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$15,740	$3,777	$(6,889)	$12,628
2009
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$20,796	$7,122	$(12,178)	$15,740

(1) Primarily uncollectible accounts written off, net of recoveries.

Fair Value Measurements

Fair value of financial and non-financial assets and liabilities is defined as an exit price, which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The three-tier hierarchy for inputs used to measure fair value, which prioritizes the inputs to valuation techniques used to measure fair value, is as follows:

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

In September 2009, the Company adopted changes issued by the FASB to the authoritative hierarchy of U.S. GAAP. These changes establish the FASB Accounting Standards Codification™ (or Codification) as the source of authoritative U.S. GAAP for all non-governmental entities. Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification did not change or alter existing U.S. GAAP. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

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

On August 1, 2010, the Company adopted the changes to the accounting for transfers of financial assets. These changes include (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2010, the Company adopted the changes to the consolidation guidance applicable to a variable interest entity (“VIE”) including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB amended the accounting standard relating to extractive activities-oil and gas to align its oil and gas reserve estimation and disclosure requirements with the requirements of the SEC’s final rule, Modernization of the Oil and Gas Reporting Requirements, that was issued on December 31, 2008. The

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 2—Discontinued Operations and Other Dispositions

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

The Company assessed the recoverability of certain of its long-lived assets during fiscal 2009 as a result of the Company’s conclusion that an interim impairment test of goodwill was required during the second quarter of fiscal 2009. In the third quarter of fiscal 2009, the Company recorded impairment of $2.0 million related to the Hillview property.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which are subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. IDT Carmel met the criteria to be reported as a discontinued operation and accordingly, IDT Carmel’s assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. IDT Carmel recognized a loss of $34.3 million in the second quarter of fiscal 2009 in connection with the sale of its debt portfolios. Loss on disposal/sale of discontinued operations in fiscal 2010 of $0.2 million included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Entertainment

In the first quarter of fiscal 2007, the Company completed the sale of IDT Entertainment to Liberty Media Corporation. Loss on disposal/sale of discontinued operations in fiscal 2009 of $0.3 million included compensation, taxes and the costs of a lawsuit, all of which arose from and were directly related to the operations of IDT Entertainment prior to its disposal.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Financial Data of Discontinued Operations

Revenues, income (loss) before income taxes and net loss of CTM Holdings and subsidiaries, Hillview, UTA DR, EGB and IDT Carmel, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2010	2009
REVENUES:
CTM Holdings and subsidiaries	$4,045	$33,684
Hillview	—	6,630
UTA DR	—	59,416
EGB	—	23,242
IDT Carmel	—	16,535
TOTAL	$4,045	$139,507
INCOME (LOSS) BEFORE INCOME TAXES:
CTM Holdings and subsidiaries	$54	$(33,005)
Hillview	—	(2,396)
UTA DR	—	(257)
EGB	—	(2,514)
IDT Carmel	—	(38,998)
TOTAL	$54	$(77,170)
NET LOSS:
CTM Holdings and subsidiaries	$(151)	$(33,117)
Hillview	—	(2,396)
UTA DR	—	(262)
EGB	—	(2,514)
IDT Carmel	—	(38,998)
TOTAL	$(151)	$(77,287)

The assets and liabilities of CTM Holdings and subsidiaries at July 31, 2009 included in discontinued operations consist of the following:

July 31 (in thousands)	2009
ASSETS
Cash and cash equivalents	$6,480
Trade accounts receivable, net	3,908
Prepaid expenses	980
Investments-short-term	1,024
Other current assets	1,408
Property, plant and equipment, net	4,243
Licenses and other intangibles, net	588
Other assets	159
ASSETS OF DISCONTINUED OPERATIONS	$18,790
LIABILITIES
Trade accounts payable	$1,024
Accrued expenses	1,427
Deferred revenues	1,731
Capital lease obligations-current portion	222
Other current liabilities	563
Capital lease obligations-long-term portion	526
Other liabilities	3
LIABILITIES OF DISCONTINUED OPERATIONS	$5,496

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT Global Israel

In the fourth quarter of fiscal 2008, the Company disposed of 80% of the issued and outstanding shares of IDT Global Israel, Ltd., its call center operations in Israel, in a transaction with the former Chief Executive Officer of IDT Global Israel and, in fiscal 2009, the Company disposed of the remaining 20% of the issued and outstanding shares of IDT Global Israel. The Company retained exclusive control over the sale of IDT Global Israel’s building. In fiscal 2009, the Company recorded an impairment of $3.5 million, which reduced the carrying value of the building to its estimated fair value at the time. In June 2009, the majority of the building was sold for $12.7 million of which $6.4 million was used to repay the obligations secured by the building and $0.8 million was held in escrow. The Company retained a floor in the building and reclassified $1.6 million from “Other current assets” to “Property, plant and equipment”. The Company received the net proceeds of $5.4 million from the sale and recognized a loss of $0.5 million on the sale.

On March 31, 2010, the Company settled various claims related to IDT Global Israel and recorded a gain of $0.5 million, which is included in “Gains on settlements and other, net” in the accompanying consolidated statement of operations.

Note 3—Marketable Securities

The Company classifies all of its marketable securities as “available-for-sale” securities. Marketable securities are stated at estimated fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive (loss) income” in the accompanying consolidated balance sheets.

The Company’s marketable securities at July 31, 2010 and 2009 included auction rate securities with an original cost of $14.3 million. In fiscal 2009 and 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities, of which $6.8 million was recorded in fiscal 2009 and was included in “Other income (expense), net” in the accompanying consolidated statement of operations. In October 2010, the Company received cash of $7.7 million in exchange for these auction rate securities as a result of the settlement of the Company’s arbitration claim. The Company incurred legal fees and other costs in connection with the arbitration and settlement of $2.0 million. At July 31, 2010, the carrying value of these securities was $0.2 million.

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2010:
Available-for-sale securities:
Debt securities	$352	$—	$(131)	$221
July 31, 2009:
Available-for-sale securities:
Corporate and other debt securities	$5,508	$232	$(52)	$5,688
Equity securities	15	—	(1)	14
TOTAL	$5,523	$232	$(53)	$5,702

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Proceeds from sales and maturities of available-for-sale securities and the gross realized gains that have been included in earnings as a result of those sales in fiscal 2010 were $4.6 million and $0.3 million, respectively. Proceeds from sales and maturities of available-for-sale securities and the gross realized losses that have been included in earnings as a result of those sales in fiscal 2009 were $156.3 million and $(9.2) million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2010 are as follows:

(in thousands)	Fair Value
Within one year	$3
After one year through five years	—
After five years through ten years	—
After ten years	218
TOTAL	$221

The following available-for-sale securities are in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2010:
Debt securities	$131	$218
July 31, 2009:
Corporate and other debt securities	$52	$5,103
Equity securities	1	14
TOTAL	$53	$5,117

At July 31, 2010 and 2009, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
July 31, 2010:
Assets:
Debt securities	$3	$—	$218	$221
Liabilities:
Derivative contracts	$87	$—	$200	$287
July 31, 2009:
Assets:
Corporate and other debt securities	$3	$—	$5,685	$5,688
Equity securities	14	—	—	14
Total marketable securities	$17	$—	$5,685	$5,702
Liabilities:
Derivative contracts	$493	$—	$686	$1,179

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s marketable securities at July 31, 2010 and 2009 included auction rate securities with an original cost of $14.3 million. The underlying asset for these securities is preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were therefore classified as Level 3.

The Company’s investments in hedge funds, which are included in “Investments—short-term” and “Investments—long-term” in the accompanying consolidated balance sheets, are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies pursuant to the accounting standards relating to investments in limited partnership and in limited liability companies. The Company’s investments in hedge funds are therefore excluded from the fair value measurements table above.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, (2) an option to purchase shares of a subsidiary, which is classified as Level 3, and (3) an embedded derivative in a structured note that must be bifurcated, which was classified as Level 3 at July 31, 2009. The stock option was issued in April 2010 by the Company’s subsidiary, Genie Energy Corporation (“Genie”). The Genie stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million. The fair value of the Genie stock option was estimated using a Black-Scholes valuation model. The fair values of the structured note and the embedded derivative were estimated primarily based on pricing information from the counterparty. The structured note matured in November 2009. At July 31, 2009, the structured note was included in marketable securities and was classified as Level 3.

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31 (in thousands)	2010
	Assets	Liabilities
Balance, beginning of year	$5,685	$(686)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	(156)	286
Included in other comprehensive loss	(311)	—
Purchases, sales, issuances and settlements	(5,000)	200
Transfers in (out) of Level 3	—	—
Balance, end of year	$218	$(200)
The amount of total gains or losses for the year included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year	$—	$—

Year ended July 31 (in thousands)	2009
	Assets	Liabilities
Balance, beginning of year	$53,265	$(155)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	(8,671)	(831)
Included in other comprehensive loss	3,171	—
Purchases, sales, issuances and settlements	(42,080)	300
Transfers in (out) of Level 3	—	—
Balance, end of year	$5,685	$(686)
The amount of total gains or losses for the year included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year	$(6,750)	$(531)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2010 and 2009, the carrying value of the Company’s financial instruments included in trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2010 and 2009, the carrying value of the Company’s notes payable and capital lease obligations approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at July 31, 2010 and 2009 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.0 million and $3.1 million at July 31, 2010 and 2009, respectively, which the Company believes was not impaired.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2010	2009
Equipment	$429,173	$443,915
Land and buildings	55,248	66,139
Computer software	88,360	83,435
Leasehold improvements	44,912	47,915
Furniture and fixtures	6,540	6,809
	624,233	648,213
Less accumulated depreciation and amortization	(527,341)	(519,147)
Property, plant and equipment, net	$96,892	$129,066

In the fourth quarter of fiscal 2009, the Company consolidated its operations in Newark, New Jersey into less office space that the Company is leasing at 550 Broad Street. The Company will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At July 31, 2010, the carrying value of the land, building and improvements at 520 Broad Street, Newark, New Jersey that the Company acquired in fiscal 2008 was $46.5 million and the mortgage payable balance was $25.9 million. At July 31, 2010, the Company evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. The Company is considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material. In fiscal 2010, the Company received proceeds from insurance of $0.5 million related to water damage to portions of the building and improvements at 520 Broad Street with an estimated carrying value of $1.1 million. In October 2010, the Company received additional insurance proceeds of $2.7 million. The Company is negotiating the settlement of this claim with its insurance carrier, and it is currently unable to estimate the amount of additional proceeds to be received in the future for this claim.

On October 23, 2009, the Company sold its land and building in San Juan, Puerto Rico that was used for the Company’s domestic call center operations. The sales price was cash of $7.4 million. The proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. The Company recorded a nominal loss on the sale in fiscal 2010. At July 31, 2009, the carrying value of the land and building was $6.7 million and the mortgage payable balance was $6.2 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 28, 2010, the Company sold land and a building in Piscataway, New Jersey for cash of $3.1 million. The Company was required to use $2.7 million of the proceeds to repay a portion of the mortgage payable secured by the property. The Company recorded a gain of $0.7 million on the sale in fiscal 2010, which is included in “Gains on settlements and other, net” in the accompanying consolidated statement of operations. At July 31, 2009, the carrying value of the land and building was $2.2 million.

Property, plant and equipment under capital leases were $35.5 million and $51.7 million at July 31, 2010 and 2009, respectively. The accumulated depreciation related to these assets under capital leases was $33.5 million and $44.4 million at July 31, 2010 and 2009, respectively. Depreciation of property, plant and equipment under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

Depreciation and amortization expense of property, plant and equipment was $30.7 million and $44.8 million in fiscal 2010 and fiscal 2009, respectively.

Note 6—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2008 to July 31, 2010:

(in thousands)	Telecom Platform Services	IDT Energy	All Other	Corporate	Total
Balance as of July 31, 2008	$34,995	$3,663	$2,735	$499	$41,892
Reclassification	—	—	499	(499)	—
Acquisition of interest in UTA (see below)	4,752	—	—	—	4,752
Foreign currency translation adjustments	(303)	—	(27)	—	(330)
Impairment	(29,039)	—	—	—	(29,039)
Balance as of July 31, 2009	10,405	3,663	3,207	—	17,275
Resolution of post-closing contingencies related to acquisition of interest in UTA (see below)	1,556	—	—	—	1,556
Foreign currency translation adjustments	(402)	—	—	—	(402)
Balance as of July 31, 2010	$11,559	$3,663	$3,207	$—	$18,429

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2010
Amortized intangible assets:
Trademarks and patents	5.0 years	$3,148	$(1,746)	$1,402
Customer lists	7.4 years	3,154	(1,049)	2,105
Other	3.4 years	303	(135)	168
TOTAL		$6,605	$(2,930)	$3,675
July 31, 2009
Amortized intangible assets:
Trademarks and patents	4.8 years	$3,774	$(1,726)	$2,048
Customer lists	6.7 years	3,154	(81)	3,073
Other	3.4 years	296	(67)	229
TOTAL		$7,224	$(1,874)	$5,350

Amortization expense of intangible assets was $2.7 million and $2.9 million in fiscal 2010 and fiscal 2009, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$1.0 million, $0.8 million, $0.6 million, $0.5 million and $0.2 million in fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015, respectively.

On June 24, 2009, the Company acquired the 49% interest in UTA that it did not own in exchange for (a) $4.9 million in cash, (b) a promissory note in the principal amount of $1.2 million payable in thirty-six equal monthly installments, (c) the forgiveness of a note receivable in the amount of $1.2 million including principal and accrued interest, (d) the assignment of all of the interests in UTA DR held by UTA, (e) the assignment of an 80% ownership interest in EGB held by UTA, and (f) other consideration of $0.4 million. UTA retained a 10% ownership interest in EGB. In addition, effective March 2010, the Company accrued an additional $1.6 million upon the resolution of post-closing contingencies that was recorded as goodwill. The aggregate purchase price was $11.3 million, which included the aggregate estimated fair value of the interests in UTA DR and EGB of $2.0 million. The acquisition was accounted for under the purchase method and accordingly, the Company recorded aggregate goodwill of $6.3 million that represented the excess purchase price paid over the fair value of the net assets acquired. All of the goodwill recorded for this acquisition is expected to be deductible for income tax purposes. The consolidated financial statements included the results of operations, financial position and cash flows of UTA prior to the acquisition of the 49% interest since UTA was one of the Company’s controlled subsidiaries prior to the acquisition. The primary reasons for the acquisition of the 49% interest in UTA that the Company did not own were (1) to streamline the Company’s operations in the domestic calling card market, (2) to enhance the Company’s capacity to develop marketing and distribution strategies for calling card products to deliver high-quality, competitively priced products to its customers, and (3) to increase revenues from the network of sub-distributors that sell the Company’s calling cards to retail outlets throughout most of the United States. The following table summarizes the allocation of the aggregate purchase price to the assets acquired as of the acquisition date:

(in thousands)
ASSETS
Intangible assets—customer lists	$3,154
Intangible assets—trademark	1,632
Intangible assets—non-compete agreement	183
Goodwill	6,308
TOTAL ASSETS ACQUIRED	$11,277

The Company’s impairments by business segment consist of the following:

Year ended July 31 (in thousands)	2010	2009
Telecom Platform Services	$—	$29,063
All Other	—	9,288
TOTAL	$—	$38,351

In fiscal 2009, the Company recorded aggregate impairment charges of $38.4 million of which $29.0 million related to goodwill, $5.3 million related to Federal Communications Commission (“FCC”) licenses and $4.1 million related to other assets. In the second quarter of fiscal 2009, the following events and circumstances indicated that the fair value of certain of the Company’s reporting units may be below their carrying value: (1) a significant adverse change in the business climate, (2) operating losses of reporting units, (3) significant revisions to internal forecasts, and (4) plans to restructure operations including reductions in workforce. The Company measured the fair value of its reporting units by discounting their estimated future cash flows using an appropriate discount rate. The carrying value including goodwill exceeded the estimated fair value of certain reporting units; therefore, the Company performed additional steps for these reporting units to determine whether an impairment of goodwill was required. As a result of this analysis, in fiscal 2009, the Company recorded goodwill impairment of $29.0 million in its Telecom Platform Services—Rechargeable reporting unit, which reduced the carrying amount of the goodwill in that reporting unit to zero.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Spectrum, which is included in All Other, holds a significant number of FCC licenses for commercial fixed wireless spectrum. Certain events and circumstances in the second quarter of fiscal 2009 indicated that the FCC licenses may be impaired. IDT Spectrum recorded impairment charges in fiscal 2009 of $5.3 million, which reduced the carrying value of its FCC licenses to zero. The Company estimated the fair value of these FCC licenses based on IDT Spectrum’s continuing operating losses and projected losses for the foreseeable future.

Also in fiscal 2009, the Company recorded an impairment of $3.5 million which reduced the carrying value of IDT Global Israel’s building in Israel, and aggregate impairments of $0.5 million primarily related to certain leasehold interests.

Note 7—Gains on Settlements and Other, Net

The following table summarizes the gains on settlements and other, net by business segment:

Year ended July 31 (in thousands)	2010	2009
Telecom Platform Services—gain on settlement of litigation (Note 16)	$10,000	$—
Telecom Platform Services—gain on settlement of other claims	418	—
All Other—gain on settlement of IDT Global Israel claims (Note 2)	485	—
All Other—gain on sale of land and building (Note 5)	681	—
All Other—loss on settlement of other claims	(1,500)	—
TOTAL	$10,084	$—

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

it no longer controls AMSO, LLC. AMSO, LLC is a variable interest entity, however, the Company is not the primary beneficiary because it will not absorb a majority of the expected losses or receive a majority of the expected residual returns.

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC beginning with Total’s acquisition of a 50% interest in AMSO, LLC:

(in thousands)	Year ended July 31, 2010	Period from March 2, 2009 to July 31, 2009
Balance, beginning of period	$278	$(65)
Capital contributions	1,991	1,074
Equity in net loss of AMSO, LLC	(1,603)	(731)
Balance, end of period	$666	$278

The investment in AMSO, LLC is included in “Investments-long-term” in the consolidated balance sheets and equity in net loss of AMSO, LLC is included in “Other income (expense), net” in the consolidated statements of operations.

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

At July 31, 2010, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $6.1 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at July 31, 2010 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: 20% of capital contributions to AMSO, LLC prior to March 2, 2009	(807)
Less: cumulative capital contributions to AMSO, LLC on and after March 2, 2009	(3,065)
Estimated maximum exposure to additional loss	$6,128

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized balance sheets of AMSO, LLC are as follows:

July 31 (in thousands)	2010	2009
ASSETS
Cash and cash equivalents	$4,446	$2,088
Other current assets	210	451
Equipment, net	15	8
Other assets	453	—
TOTAL ASSETS	$5,124	$2,547
LIABILITIES AND MEMBERS’ INTERESTS
Current liabilities	$1,366	$960
Other liabilities	232	—
Members’ interests	3,526	1,587
TOTAL LIABILITIES AND MEMBERS’ INTERESTS	$5,124	$2,547

Summarized statements of operations of AMSO, LLC are as follows:

Year ended July 31 (in thousands)	2010	2009
REVENUES	$—	$—
COST AND EXPENSES:
Research and development	8,010	6,813
TOTAL COSTS AND EXPENSES	8,010	6,813
Loss from operations	(8,010)	(6,813)
Other (expense) income	(2)	4
NET LOSS	$(8,012)	$(6,809)

Note 9—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2010	2009
$11.0 million secured term loan due September 2015(a)	$7,561	$10,431
$26.9 million secured term loan due April 2020(b)	25,908	26,282
$1.2 million note due June 2012(c)	799	1,211
$7.2 million secured term loan(d)	—	6,177
Total notes payable	34,268	44,101
Less current portion	(628)	(820)
Notes payable—long term portion	$33,640	$43,281

The estimated future principal payments for the notes payable as of July 31, 2010 are as follows:

(in thousands)
Year ending July 31:
2011	$628
2012	611
2013	288
2014	450
2015	483
Thereafter	31,808
Total notes payable	$34,268

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a) On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of land and two buildings in Piscataway, New Jersey used by IDT Telecom. The loan bears interest at the rate of 5.60% per annum and is payable in monthly installments consisting of principal and interest of $0.1 million beginning on October 1, 2005, with the last installment of $9.2 million payable on September 1, 2015. The loan was secured by a mortgage on the two properties. On July 28, 2010, in connection with the sale of one of the buildings and the underlying land for cash of $3.1 million, the Company and the note holder entered into a mortgage modification agreement which included the following: (1) the Company was required to use $2.7 million of the proceeds to repay a portion of the loan payable secured by the property and (2) the last installment was reduced to $6.4 million payable on September 1, 2015. There was no change to the interest rate as a result of the modification agreement.

(b) On February 7, 2008, the Company completed the purchase of its headquarters office building at 520 Broad Street in Newark, New Jersey in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum. The maturity date of the note is April 1, 2020. Effective April 1, 2009, the Company and the note holder entered into a mortgage loan modification agreement pursuant to which the note was modified as follows: (1) during the period from April 1, 2009 through March 31, 2013 (the “Modification Period”), the note will continue to incur interest at the rate of 8.9% per annum, however the Company will only pay interest at the rate of 6.9% per annum, (2) the Company will not pay any monthly principal payments during the Modification Period, (3) the interest of 2.0% per annum that is accruing but is not payable during the Modification Period will be added to the principal balance (an aggregate of $2.1 million), although this deferred interest will not accrue interest during the Modification Period, (4) monthly payments of principal and interest of $0.2 million will commence at the end of the Modification Period, (5) the maturity date of the note remains April 1, 2020, and (6) a final balloon payment of $25.5 million will be due on the maturity date.

(c) On June 24, 2009, the Company issued a promissory note in the principal amount of $1.2 million in connection with the acquisition of the 49% interest in UTA that it did not own (see Note 6). The note bears interest at 0.76% per annum. The principal and interest are payable in thirty six equal, monthly installments beginning on July 24, 2009 with the last payment on June 24, 2012.

(d) On June 30, 2005, the Company entered into a $7.2 million term loan payable over 30 years to purchase land and a building in San Juan, Puerto Rico that was used for the Company’s domestic call center operations. The loan incurred interest at the three month LIBOR plus 1.00% and was payable in monthly installments consisting of principal and interest that began on July 31, 2005, with the last installment payable on May 30, 2035. The loan was secured by a mortgage on the property. The effective interest rate on July 31, 2009 was 1.52%. On October 23, 2009, the Company sold its land and building in San Juan, Puerto Rico. The sales price was cash of $7.4 million. The proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. The Company recorded a nominal loss on the sale in fiscal 2010.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of July 31, 2010, IDT Energy had the following outstanding forward contracts:

Commodity	Settlement Date	Volume
Natural gas	November 2010	75,000 mmbtu
Natural gas	December 2010	77,500 mmbtu
Natural gas	January 2011	77,500 mmbtu
Natural gas	February 2011	70,000 mmbtu
Natural gas	March 2011	77,500 mmbtu

The Company’s subsidiary, Genie Energy Corporation, issued an option to purchase shares of its common stock in April 2010 that is subject to derivative accounting. The Genie stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million.

The Company had an interest rate swap related to the variable rate obligations secured by the IDT Global Israel building. In June 2009, the majority of the building was sold, at which time the obligation was repaid and the interest rate swap was settled (see Note 2).

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2010	2009
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$87	$493
Structured note embedded derivative	Other current liabilities	—	686
Genie stock option	Other liabilities	200	—
Total liability derivatives		$287	$1,179

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Year ended July 31 (in thousands)		2010	2009
	Location of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Direct cost of revenues	$406	$(950)
Interest rate contracts	Other income (expense), net	—	(300)
Structured note embedded derivative	Other income (expense), net	286	(531)
Total		$692	$(1,781)

The Company is exposed to credit loss in the event of nonperformance by counterparties on certain of the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with counterparties that the Company considers creditworthy.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Income Taxes

Significant components of the Company’s deferred income tax assets and deferred income tax liabilities consist of the following:

July 31 (in thousands)	2010	2009
Deferred income tax assets:
Bad debt reserve	$4,257	$4,347
Accrued expenses	8,135	8,066
Exercise of stock options and lapsing of restrictions on restricted stock	22,308	24,321
Charitable contributions	17,803	16,142
Unrecognized loss on investments	31,284	28,260
Net operating loss	340,250	384,111
Other	2,390	1,552
Total deferred income tax assets	426,427	466,799

Deferred income tax liabilities:
Gain on sales of subsidiary stock	—	(91,013)
Depreciation	(855)	(1,202)
Total deferred income tax liabilities	(855)	(92,215)
Valuation allowance	(425,572)	(374,584)
DEFERRED INCOME TAX ASSETS, NET	$—	$—

The (provision for) benefit from income taxes consists of the following:

Year ended July 31 (in thousands)	2010	2009
Current:
Federal	$(858)	$13,410
State and local	(3,748)	(3,406)
Foreign	(669)	(3,071)
	(5,275)	6,933
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	(2,300)
	—	(2,300)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(5,275)	$4,633

The benefit from income taxes in fiscal 2009 is primarily due to a reversal of $16.0 million related to interest on federal income tax.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2010	2009
U.S. federal income tax at statutory rate	$(9,152)	$28,058
Valuation allowance	14,378	(23,162)
Foreign tax rate differential	(7,347)	(10,389)
Nondeductible expenses	(44)	(100)
Interest on income taxes	(254)	11,428
Other	(399)	222
Prior year tax benefit	(400)	2,204
State and local income tax, net of federal benefit	(2,057)	(3,628)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(5,275)	$4,633

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2010, the Company had federal and state net operating loss carryforwards of approximately $225 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2011, with fiscal 2010’s loss expiring in fiscal 2031. The Company has foreign net operating losses of approximately $214 million, which will start to expire in fiscal 2011. The Company’s subsidiary, Net2Phone, which provides VoIP communications services, has additional net operating losses of approximately $555 million which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, these losses are limited under Internal Revenue Code section 382 to approximately $7 million per year.

In fiscal 2010, the Company wrote-off its deferred tax liability for the gain on sales of subsidiary stock that was primarily related to Net2Phone’s initial public offering of its common stock in August 1999 and Net2Phone’s follow-on offering in December 1999 after the Company completed the integration of Net2Phone’s operations with IDT Telecom. As a result, in fiscal 2010, the Company increased its valuation allowance for deferred tax assets.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $339 million at July 31, 2010. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

As a result of an Internal Revenue Service (“IRS”) audit of the Company’s federal tax returns for fiscal years 2001, 2002, 2003 and 2004, the Company owed approximately $75 million in taxes for fiscal 2001, approximately $1 million for adjustments carried forward to fiscal 2005 and 2006, and $39.5 million in interest. In connection therewith, the Company paid $10.0 million of the amount owed in July 2008 and paid the remaining amount owed to the IRS, an aggregate of $108.4 million, in fiscal 2009. In August 2010, the IRS completed an audit of the Company’s U.S. federal tax returns for fiscal years 2006, 2007 and 2008. As a result of the audit, the Company’s pending refund claim was reduced by $0.4 million to $1.8 million, and its domestic net operating loss carryforward was reduced by $41.3 million to approximately $225 million at July 31, 2010.

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2010	2009
Balance at beginning of year	$5,395	$5,500
Additions based on tax positions related to the current year	—	3,495
Additions for tax positions of prior years	500	1,900
Reductions for tax positions of prior years	—	(1,100)
Settlements	(2,800)	(4,400)
Lapses of statutes of limitations	—	—
Balance at end of year	$3,095	$5,395

An audit in the Netherlands of a subsidiary of the Company was completed in October 2008 that resulted in a settlement of $4.4 million including interest, which was paid in December 2008. Also in fiscal 2009, the Company accrued $1.9 million related to an income tax audit in Belgium. All of the unrecognized income tax benefits at July 31, 2010 would affect the Company’s effective income tax rate if recognized. Settlements of $2.8 million in fiscal 2010 were primarily due to an agreement on certain state tax positions and the related payment of the taxes due.

In fiscal 2010 and fiscal 2009, the Company recorded interest on income taxes of $0.5 million and $4.6 million, respectively. Also in fiscal 2009, the Company reversed $16.0 million of interest on federal income tax.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2010 and 2009, accrued interest included in current income taxes payable was $0.6 million and less than $0.1 million, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2009 and fiscal 2010, state and local tax returns generally for fiscal 2005 to fiscal 2010 and foreign tax returns generally for fiscal 2005 to fiscal 2010. The Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

Note 12—Equity

Class A Common Stock, Class B Common Stock, and Common Stock

The rights of holders of Class A common stock, Class B common stock and common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock are entitled to three votes per share, the holders of Class B common stock are entitled to one-tenth of a vote per share, and the holders of common stock are entitled to one vote per share. Class A common stock is subject to certain limitations on transferability that do not apply to Class B common stock and common stock. Each share of Class A common stock may be converted into one share of common stock, at any time, at the option of the holder.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. In fiscal 2010, the Company repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. In fiscal 2009, the Company repurchased 3.2 million shares of Class B common stock and 1.5 million shares of common stock for an aggregate purchase price of $8.3 million. As of July 31, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Sales of Stock of Subsidiaries

In April 2010, Michael Steinhardt, the Chairman of the Board of IEI, purchased a minority interest in Genie and an option to purchase additional shares of Genie for $5.0 million. The option is exercisable until April 9, 2015 at an exercise price of $5.0 million. In addition, in April 2010, W. Wesley Perry, the Chairman of the Board of Genie, purchased a minority interest in Genie for $0.4 million. At July 31, 2010, the estimated fair value of the option of $0.2 million was included in “Other liabilities” in the accompanying consolidated balance sheet.

On March 29, 2010, Shaman II, L.P. purchased shares in the Company’s subsidiary, Zedge Holdings, Inc. (“Zedge”), for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

On September 23, 2008, the Company sold a 10% ownership interest in Zedge to Shaman II, L.P. for cash of $1.0 million. The Company recorded in its consolidated statement of operations the effect of changes in its ownership interest resulting from the issuance of equity by one of its subsidiaries until August 1, 2009, the date upon which the Company was required to adopt a change to the accounting for noncontrolling interests. Accordingly, in fiscal 2009, the Company recorded a gain of $0.3 million on the sale of Zedge stock.

In November 2008, the Company sold a 10% minority interest in IEI to one of IEI’s employees for cash of $0.2 million. Since IEI was a newly formed, research and development entity, the sale of the equity interest was accounted for as an increase in consolidated additional paid-in capital.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 2005 Stock Option and Incentive Plan and amendments are intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2005 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. At July 31, 2010, the Company had 3.2 million shares of Class B common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.5 million shares were available for future grants. In addition, at July 31, 2010, the Company had 1.0 million shares of common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.1 million shares were available for future grants.

Compensation cost is generally recognized using the accelerated method over the vesting period. No income tax benefits were recognized in the consolidated statements of operations for stock-based compensation arrangements during fiscal 2010 or fiscal 2009. The Company did not recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its stock-based compensation because the Company did not expect to realize the tax benefit due to the uncertainty of future taxable income.

Stock Options

No option awards were granted in fiscal 2010 or fiscal 2009. Option awards in prior years were generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2009	1,984	$28.96
Granted	—	—
Exercised	(13)	6.56
Cancelled / Forfeited	(1,278)	26.14
OUTSTANDING AT JULY 31, 2010	693	$34.61	3.8	$36
EXERCISABLE AT JULY 31, 2010	686	$34.71	3.8	$36

On October 21, 2009, upon the retirement of Mr. James A. Courter as the Company’s Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of the Company’s Class B common stock. All of the restricted shares vested on the date of grant. In fiscal 2010, the Company recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by the Company and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange up to 0.2 million of the shares of the Company’s Class B common stock for the number of shares of common stock of Genie equal to up to 1% of the outstanding equity of Genie as of October 21, 2009.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

The fair value of restricted shares of the Company’s common stock and Class B common stock is determined based on the closing price of the Company’s common stock or Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and, as of October 22, 2009, the Company’s Chief Executive Officer. Pursuant to this Agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $4.2 million at July 31, 2010 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. In fiscal 2010 and fiscal 2009, the Company recognized compensation cost related to this agreement of $0.8 million and $0.5 million, respectively.

On November 5, 2008, the Company amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of the Company’s Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. In fiscal 2010 and fiscal 2009, the Company recognized compensation cost related to this amendment of $0.2 million and $0.6 million, respectively.

A summary of the status of the Company’s grants of restricted shares of common stock and Class B common stock, including status as to whether the restrictions have lapsed (vesting), as of July 31, 2010 and changes in fiscal 2010 is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2009	2,493	$4.11
Granted	25	4.65
Vested	(424)	4.81
Forfeited	(10)	10.15
Non-vested shares at July 31, 2010	2,084	$3.95

As of July 31, 2010 and 2009, there was $4.3 million and $5.9 million, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2005 Stock Option and Incentive Plan. The unrecognized compensation cost as of July 31, 2010 is expected to be recognized over a weighted-average period of 2.2 years. The total grant date fair value of shares vested in fiscal 2010 and fiscal 2009 was $2.0 million and $1.3 million, respectively. The total cost of non-vested restricted shares granted by the Company that was recognized as compensation during fiscal 2010 and fiscal 2009 was $1.6 million and $2.8 million, respectively.

Employee Stock Purchase Plan

The Company maintained an Employee Stock Purchase Plan (“ESPP”) which offered eligible employees of the Company the ability to purchase shares of the Company’s Class B common stock through payroll deductions, not to exceed fifteen percent of the participant’s base wages or salary for a pay period, at eighty-five percent of

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lesser of (a) the fair market value of the Company’s Class B common stock on the offering date, as defined, or the fair market value of the Company’s Class B common stock on the second offering date, as defined, if the employee was not a participant on the offering date; or (b) the fair market value of the Company’s Class B common stock on the purchase date, as defined. Participant purchases of Class B common stock under the ESPP were limited to a fair market value of $25,000 or 2,000 shares of Class B common stock each calendar year. The Company’s ESPP was terminated as of January 1, 2009. In fiscal 2009, the Company received less than $0.1 million in proceeds and issued less than 0.1 million of the Company’s Class B common stock under the ESPP.

Note 14—Accumulated Other Comprehensive (Loss) Income

The accumulated balances for each classification of comprehensive (loss) income were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2008	$(2,993)	$9,747	$6,754
Change during the year	3,173	(8,974)	(5,801)
Balance at July 31, 2009	180	773	953
CTM Spin-Off	—	(177)	(177)
Change during the year	(311)	(1,482)	(1,793)
BALANCE AT JULY 31, 2010	$(131)	$(886)	$(1,017)

Note 15—Restructuring and Severance Charges

The Company’s restructuring and severance charges by business segment consist of the following:

Year ended July 31 (in thousands)	2010	2009
Telecom Platform Services	$1,570	$4,799
Consumer Phone Services	63	—
IDT Energy	99	23
All Other	(63)	898
Corporate	3,172	3,612
TOTAL	$4,841	$9,332

The restructuring and severance charges in fiscal 2010 and fiscal 2009 consisted primarily of severance related to a company-wide cost savings program and reduction in force. The Telecom Platform Services segment’s restructuring and severance charges in fiscal 2009 are net of the reversal of accrued severance of $2.6 million as a result of modifications to retention and severance agreements with certain employees. The restructuring and severance charges in fiscal 2009 also included costs for the shutdown or consolidation of certain facilities of $0.5 million in Corporate and $0.7 million in Telecom Platform Services.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the changes in the reserve balances related to the Company’s restructuring activities (substantially all of which relates to workforce reductions):

(in thousands)	Balance at July 31, 2009	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2010
Telecom Platform Services	$2,918	$1,570	$(3,700)	$(6)	$782
Consumer Phone Services	—	63	(63)	—	—
IDT Energy	—	99	(99)	—	—
All Other	16	(63)	(45)	95	3
Corporate	3,622	3,172	(3,263)	(383)	3,148
TOTAL	$6,556	$4,841	$(7,170)	$(294)	$3,933

	Balance at July 31, 2008	Charged to expense	Payments	Non-cash charges	Balance at July 31, 2009
Telecom Platform Services(a)	$10,854	$5,472	$(13,408)	$—	$2,918
IDT Energy	—	23	(23)	—	—
All Other	526	898	(1,408)	—	16
Corporate	7,076	3,612	(7,066)	—	3,622
TOTAL	$18,456	$10,005	$(21,905)	$—	$6,556

(a) Telecom Platform Services’ restructuring and severance charges in fiscal 2009 included $0.7 million that is classified as “Loss from discontinued operations” in the consolidated statement of operations.

Note 16—Legal Proceedings

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York (the “2008 Lawsuit”) related to a dispute concerning the 2007 Settlement alleging Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with the 2009 Settlement Agreement, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges Breach of Contract, Anticipatory Breach, Breach of Covenant of Good Faith and Fair Dealing, Common Law Fraud, Negligence and Deceptive Business Practices. The Company’s Notice of Defense is due by November 6, 2010. Aerotel is seeking damages of at least $25 million and attorneys’ fees. As of July 31, 2010, the Company’s remaining accrual for these matters was $14.6 million. The Company is reviewing the claims to determine its response and is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by appli cable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and plans. IEI’s response is due on November 30, 2010. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse affect on IEI’s oil shale venture in Israel.

As of August 4, 2010, the Company, its subsidiaries that were party to the cases, eBay Inc., Skype Technologies SA, Skype Communications, S.A.R.L. and Skype, Inc. settled all outstanding disputes among the parties, including two patent infringement lawsuits that were pending in the United States District Court for the Western District of Arkansas. On June 1, 2006, Net2Phone instituted a lawsuit against eBay Inc., Skype Technologies SA, and Skype, Inc. in the United States District Court for the District of New Jersey (the “New Jersey Action”) alleging infringement of certain United States Patents owned by Net2Phone. The defendants denied any liability with respect to the Company’s claims and certain of them asserted counterclaims. On February 20, 2008, eBay Inc. instituted a lawsuit against the Company and certain of its subsidiaries in the United States District Court for the Western District of Arkansas (the “Arkansas Action”) alleging infringement of United States Patent No. 6,067,350 and the Company counterclaimed for, among other things, declarations of non-infringement and invalidity of the patent, and alleged infringement of certain United States Patents. In August 2010, the Company and the other parties entered into a settlement, release and cross-license agreement in order to resolve the New Jersey Action, the Arkansas Action and all other pending or threatened claims and disputes between the parties without further litigation and without any admissions with respect to the claims and counterclaims. Financial and other terms of the settlement are confidential.

On March 8, 2007, the Company commenced litigation in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, the Company settled with five of the defendant groups and, on March 22, 2010, the Company and the remaining defendants (the “Telco Companies”), citing the significant sums expended and anticipated high costs of continuing the litigation, agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) the Telco Companies paid the Company cash of $10.0 million, (ii) the Company dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases. In addition, the Company entered into mutual releases with STi Prepaid, LLC and Leucadia National Corp., on behalf of themselves and their affiliates, in connection with allegations and claims related to the above described litigation and a related lawsuit by the Company against Leucadia which is not being dismissed pursuant to the Settlement Agreement, but was dismissed by the New York State Supreme Court. As a result of the settlement, in fiscal 2010, the Company recorded a gain from the settlement of litigation of $10.0 million, which is included in “Gains on settlements and other, net” in the consolidated statement of operations.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), all local exchange carriers, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from certain of the Company’s subsidiaries and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay hundreds of thousands and potentially millions, of dollars of “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, the Company filed a motion to stay or in the alternative to dismiss the complaint, which Southwestern Bell opposed. On June 3, 2010, the Court issued an Order denying the Company’s motion to stay and motion to dismiss. The parties are engaged in discovery. A trial date is set for March 5, 2012. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 15, 2009, T-Mobile USA, Inc. (“T-Mobile”) filed a complaint (which was subsequently amended) against a subsidiary of the Company in the Superior Court of the State of Washington, King County. The

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

complaint alleges that the subsidiary breached a Wholesale Supply Agreement entered into between T-Mobile and the subsidiary in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that the subsidiary purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties have commenced discovery. A trial date is set for May 3, 2011. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. The Company alleged that the defendants breached a settlement agreement that they had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that the defendants did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that TyCom Ltd. was deploying at that time. In June 2004, Tyco International (US) Inc. and Tyco Telecommunications (US) Inc. asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept the defendants’ offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of defendants dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On November 17, 2009, the Company sent the defendants a letter demanding that they comply with their obligations under the settlement agreement. The parties are engaged in discussions about the Wavelengths.

On March 29, 2004, D. Michael Jewett, a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act (“CEPA”); (iii) violations of the New Jersey Law Against Discrimination (“LAD”); (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress (“IIED”). Jewett is seeking damages of $31 million, plus attorneys’ fees. The Court dismissed the Anti-Racketeering claim and a portion of the LAD claim; and narrowed the remaining claims described above. The Company denies liability for the remaining claims. On January 25, 2006, Jewett filed an amended supplemental pleading which the Company moved to dismiss. Jewett opposed the Company’s motion. On September 11, 2007, the Court issued an order which dismissed the CEPA and LAD claims, without prejudice, against all individual defendants with the exception of Jewett’s direct supervisor. The Court also granted in part and denied in part the Company’s motion to dismiss the supplemental complaint, and dismissed Jewett’s abuse of process and defamation claims with prejudice. However, the Court denied the Company’s motion to dismiss the count for IIED. Thereafter, the Company was permitted to file another motion to dismiss Jewett’s IIED claim in the amended supplemental complaint, which the Jewett opposed. On February 19, 2008, the Court issued an Opinion and Order dismissing Jewett’s IIED claim. Jewett also sought leave to amend his complaint and supplemental complaint to add some additional claims, which was denied as well. On February 25, 2010, the Company filed a motion for summary judgment, which Jewett opposed. On June 7, 2010, the Court issued an Opinion and Order which denied the Company’s motion for summary judgment regarding Jewett’s CEPA claim, but granted the Company’s motion for summary judgment regarding Jewett’s LAD claim and common law defamation claim. On September 13, 2010, the parties attended a pre-trial conference before Magistrate Judge Shipp. On October 14, 2010 and on

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

October 28, 2010, the parties appeared for settlement conferences before the Court, but no settlement was reached.

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

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, none of the other legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 17—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $3.4 million as of July 31, 2010.

Value Added Tax

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($13.8 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($15.5 million) and SEK 22 million ($3.0 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. The Company cannot be certain of the ultimate outcome of this matter at this time. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

Other Taxes

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which the Company has accrued an aggregate of $3.0 million as of July 31, 2010. The Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The future minimum payments for capital and operating leases as of July 31, 2010 are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2011	$4,256	$6,225
2012	1,997	411
2013	1,660	—
2014	440	—
2015	373	—
Thereafter	—	—
Total payments	$8,726	6,636
Less amount representing interest		(197)
Less current portion		(6,032)
Capital lease obligations—long-term portion		$407

Rental expense under operating leases was $4.9 million and $4.2 million in fiscal 2010 and fiscal 2009, respectively. In addition, connectivity charges under operating leases were $21.8 million and $35.4 million in fiscal 2010 and fiscal 2009, respectively.

Other Commitments and Contingencies

As of July 31, 2010, the Company had letters of credit outstanding totaling $13.2 million, the majority of which expire by July 31, 2011. The letters of credit outstanding at July 31, 2010 were collateral to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of July 31, 2010 and 2009, cash and cash equivalents of $11.8 million and $65.0 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets. Also, as of July 31, 2009, marketable securities of $5.1 million were restricted primarily against letters of credit, and were included in “Marketable securities” in the Company’s consolidated balance sheet.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable purchase of receivables program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. In October 2010, the term of the agreement was extended until June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of July 31, 2010, cash and cash equivalents of $0.2 million and trade accounts receivable of $27.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $14.6 million as of July 31, 2010. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $2.0 million at July 31, 2010.

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company is eligible to receive additional consideration from Liberty Media based upon any

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. The Company estimates that its liability for this commitment is $3.5 million, which is included in “Other long-term liabilities” in the consolidated balance sheet.

As of July 31, 2010 and 2009, “Cash and cash equivalents” in the Company’s consolidated balance sheets included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services, our European prepaid payment services business.

Note 18—Related Party Transactions

See Note 2 for a description of the IDT Global Israel transaction under “IDT Global Israel” and Note 12 for descriptions of the Genie, Zedge and IEI transactions under “Sales of Stock of Subsidiaries.”

The Company provides office space, certain connectivity and other services to Jonas Media Group (formerly Jonas Publishing), a publishing firm owned by the Company’s Chairman and Chief Executive Officer, Howard S. Jonas. Billings for such services were $24,000 and $0.2 million in fiscal 2010 and fiscal 2009, respectively. The balance owed to the Company by Jonas Media Group was $0.3 million and $0.3 million as of July 31, 2010 and 2009, respectively.

The Company, through its former subsidiary CTM Media Group (see Note 2), distributed brochures for a distribution firm controlled by Howard Jonas. Billings by CTM Media Group for such distribution services were less than $0.1 million in each of fiscal 2010 and fiscal 2009. The distribution firm also distributes brochures for CTM Media Group. Billings to CTM Media Group for such services were $15,000 in fiscal 2010 and $0.1 million in fiscal 2009. The fiscal 2010 amounts are for the period from August 1, 2009 through September 14, 2009 (the date of the CTM Spin-Off). The net balance owed to CTM Media Group by the distribution firm was less than $0.1 million at July 31, 2009.

The Company obtains insurance policies from several insurance brokers. IGM Brokerage Corp. (“IGM”) acted as the Company’s insurance broker in fiscal 2010 and fiscal 2009. IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that (1) IGM received commissions and fees from payments made by the Company in the aggregate amounts of $15,000 and $22,000 (including payments from third party brokers) in fiscal 2010 and fiscal 2009, respectively, which fees and commissions inured to the benefit of Mr. Mason; (2) the $15,000 IGM received in fiscal 2010 represents IGM’s commission on various insurance policies held by the Company, for which the total payments by the Company to IGM were $0.2 million; and (3) IGM received $10,000 in payments from a third party broker in fiscal 2009 in connection with the role played by IGM in the transfer of responsibility for coverage previously arranged by IGM to such other broker (payment to such third party brokers for premiums (including broker fees and commissions) were $0.7 million in fiscal 2009). Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with Irwin Jonas and Jonathan Mason (and currently, Irwin Jonas’ widow).

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $24,000 in each of fiscal 2010 and fiscal 2009. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Vice-Chairman and former Chief Executive Officer of the Company, James A. Courter, is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. The Company paid less than $0.1 million to Courter, Kobert & Cohen, P.C. in each of fiscal 2010 and fiscal 2009.

Beginning in August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, leases space in a building in the Bronx, New York. Howard Jonas and Samuel (Shmuel) Jonas, the Company’s Chief Operating Officer effective June 24, 2010 and previously the Company’s Vice President of Operations, and the son of Howard Jonas, are members of the limited liability company that owns the building. IDT Domestic Telecom is renting 3,304 square feet for two years for $0.1 million per year and incurred costs of less than $0.1 million to build-out the space. In August 2009, the limited liability company was paid an aggregate of $0.3 million for the lease and the build-out costs.

In 2006, the Company, as managing member of 494 Broad, LLC, engaged Atlantic C&P, Inc., a company owned by Shmuel Jonas, to build-out and run a cafeteria on the property located at 494 Broad Street in Newark, New Jersey. Atlantic C&P paid $0.2 million to build-out the space, including the cost of equipment. On March 8, 2007, the Company entered into a Purchase and Sale Agreement for 494 Broad Street, pursuant to which the buyer required the removal of all of the improvements. In August 2009, Atlantic C&P informed the Company of the costs it had incurred related to the development of the space and the fact that those costs had never been reimbursed. Prior to Atlantic C&P informing the Company of the unreimbursed costs, the Company was not aware of any potential obligation to make the repayment. In August 2009, the Company reimbursed Atlantic C&P for its $0.2 million cost for the build-out. The Company recorded the $0.2 million expense in fiscal 2009.

The Company had loans receivable outstanding from employees aggregating $0.1 million and $0.5 million as of July 31, 2010 and 2009, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. Howard Jonas is the controlling stockholder and Chairman of the Board of CTM Holdings. In fiscal 2010, the Company’s selling, general and administrative expenses were reduced by $0.8 million for the amounts charged to CTM Holdings. At July 31, 2010, other current assets included less than $0.1 million receivable from CTM Holdings.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation, to be invested in the Company’s Class B common stock. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. The Company did not make any matching contributions to the Plan in fiscal 2010. In fiscal 2009, the Company contributed $0.4 million to the Plan. The Company’s common stock and Class B common stock are not investment options for the Plan’s participants.

Note 20—Business Segment Information

The Company has the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil & Gas. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. IDT Energy and Genie Oil & Gas comprise the Genie Energy division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of VoIP communications services, and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York State, and, to a lesser degree, in New Jersey and Pennsylvania. The Genie Oil & Gas segment consists of (1) AMSO, which holds and manages the Company’s 50% interest in AMSO, LLC, the Company’s shale oil initiative in Colorado, and (2) the Company’s 89% interest in IEI, the Company’s shale oil initiative in Israel. All Other includes (1) Zedge, a worldwide destination for the discovery and distribution of mobile content, (2) Fabrix T.V., Ltd., the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) certain real estate and (4) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Genie Oil & Gas, which was previously included in All Other, is a reportable business segment beginning in the first quarter of fiscal 2010. In addition, Fabrix T.V., Ltd., which was historically included in the Telecom Platform Services segment, was transferred to All Other in the fourth quarter of fiscal 2010. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2010 business segment structure existed in all periods presented, although these results may not be indicative of the results which would have been achieved had the business segment structure been in effect during those periods.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Genie Oil & Gas	All Other	Corporate	Total
Year ended July 31, 2010
Revenues	$1,156,664	$37,173	$201,358	$—	$6,254	$—	$1,401,449
Operating income (loss)	14,395	12,485	37,814	(6,481)	(10,064)	(15,986)	32,163
Depreciation and amortization	29,220	110	86	—	2,968	1,042	33,426
Impairments	—	—	—	—	—	—	—
Restructuring and severance charges	1,570	63	99	—	(63)	3,172	4,841
Year ended July 31, 2009
Revenues	$1,183,456	$53,677	$264,709	$—	$5,817	$—	$1,507,659
Operating (loss) income	(45,767)	18,627	45,364	(3,832)	(24,384)	(33,306)	(43,298)
Depreciation and amortization	42,164	479	118	—	3,667	1,270	47,698
Impairments	29,063	—	—	—	9,288	—	38,351
Restructuring and severance charges	4,799	—	23	—	898	3,612	9,332

Telecom Platform Services’ operating income in fiscal 2010 included a gain of $10.0 million from the settlement of litigation with certain defendants affiliated with STi Prepaid, LLC (see Note 16) and a gain of $0.4 million from the settlement of other claims.

All Other’s operating loss in fiscal 2010 included a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd. (see Note 2), and a gain of $0.7 million on the sale of land and building (see Note 5), net of a loss of $1.5 million on the settlement of other claims.

Genie Oil & Gas’ operating loss in fiscal 2009 is net of a gain of $2.6 million from the sale of a 50% interest in AMSO, LLC (see Note 8).

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Revenue from customers located outside of the United States was 34% of total revenues from continuing operations in both fiscal 2010 and fiscal 2009. Western Europe represented 28% and 25% of total revenues from continuing operations in fiscal 2010 and fiscal 2009, respectively. In both fiscal 2010 and fiscal 2009, the United Kingdom represented 12% of total revenues from continuing operations. Revenues by country are determined based on selling location.

Net long-lived assets and total assets held outside of the United States, primarily in Western Europe, totaled $24.1 million and $106.8 million, respectively, as of July 31, 2010 and $29.5 million and $121.6 million, respectively, as of July 31, 2009.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 21—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2010 and fiscal 2009:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income (loss) from operations	(Loss) income from continuing operations	Net (loss) income attributable to IDT Corporation	(Loss) income per share —basic		(Loss) income per share —diluted
						From continuing operations	Net (loss) income	From continuing operations	Net (loss) income
2010:
October 31	$327,329	$258,176	$155	$(3,517)	$(3,481)	$(0.17)	$(0.17)	$(0.17)	$(0.17)
January 31	362,672	288,483	7,630	4,140	3,709	0.19	0.18	0.18	0.17
April 30(a)	355,423	281,242	16,576	12,530	12,607	0.61	0.61	0.58	0.58
July 31(b)	356,025	282,822	7,802	7,500	7,455	0.36	0.36	0.33	0.33
TOTAL	$1,401,449	$1,110,723	$32,163	$20,653	$20,290	$1.00	$0.99	$0.95	$0.94
2009:
October 31(c)	$403,792	$312,933	$(12,051)	$(35,491)	$(37,258)	$(1.44)	$(1.53)	$(1.44)	$(1.53)
January 31(d)	403,941	310,023	(6,198)	(23,675)	(61,986)	(1.05)	(2.71)	(1.05)	(2.71)
April 30(e)	356,892	272,179	(24,816)	(26,216)	(63,436)	(1.23)	(2.88)	(1.23)	(2.88)
July 31(f)	343,034	264,986	(233)	11,618	7,231	0.57	0.35	0.57	0.35
TOTAL	$1,507,659	$1,160,121	$(43,298)	$(73,764)	$(155,449)	$(3.30)	$(6.90)	$(3.30)	$(6.90)

(a) Included in income from operations is gains on settlements and other, net of $9.0 million, which was comprised of (1) a gain of $10.0 million from the settlement of litigation and (2) a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd., net of (3) $1.5 million for the settlement of certain other claims.

(b) Included in income from operations is gains on settlements and other of $1.1 million, which was comprised of (1) a gain of $0.4 million from the settlement of certain claims and (2) a gain of $0.7 million on the sale of land and building.

(c) Included in loss from continuing operations is other expense, net of $21.0 million. Other expense, net included losses on investments of $13.1 million and other than temporary decline in value of auction rate securities of $6.3 million.

(d) Included in loss from operations are impairment charges of $8.8 million and restructuring and severance charges of $6.0 million. Included in loss from continuing operations is other expense, net of $10.7 million and provision for income taxes of $6.2 million. Other expense, net included losses on investments of $8.9 million. Included in net loss attributable to IDT Corporation is loss from discontinued operations of $38.9 million, which was primarily due to a loss of $34.3 million on the sale of IDT Carmel’s debt portfolios.

(e) Included in loss from operations are impairment charges of $29.3 million. Included in net loss attributable to IDT Corporation is loss from discontinued operations of $36.4 million, which included impairment charges of $30.8 million incurred by CTM Holdings and subsidiaries.

(f) Included in income from continuing operations is a reversal of income taxes payable of $16.0 million. Included in net income attributable to IDT Corporation is loss on disposal/sale of discontinued operations of $2.4 million.