Form 10-Q
period 2010-10-31
IDT CORP
filed 2010-12-15
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 10, 2010, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	3,728,655 shares outstanding (excluding 5,512,840 treasury shares)
Class A common stock, $.01 par value:	3,272,326 shares outstanding
Class B common stock, $.01 par value:	15,627,814 shares outstanding (excluding 7,594,541 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2010	July 31, 2010
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$226,888	$221,753
Restricted cash and cash equivalents	11,147	11,831
Certificates of deposit	4,706	300
Marketable securities	—	221
Trade accounts receivable, net of allowance for doubtful accounts of $13,079 at October 31, 2010 and $12,628 at July 31, 2010	113,436	105,232
Prepaid expenses	21,502	25,476
Investments—short-term	570	1,217
Other current assets	19,457	15,084

Total current assets	397,706	381,114
Property, plant and equipment, net	95,067	96,892
Goodwill	18,594	18,429
Other intangibles, net	3,358	3,675
Investments—long-term	9,164	8,375
Other assets	8,957	9,310

Total assets	$532,846	$517,795

Liabilities and equity
Current liabilities:
Trade accounts payable	$53,639	$52,957
Accrued expenses	132,650	143,822
Deferred revenue	83,608	69,186
Income taxes payable	7,619	10,085
Capital lease obligations—current portion	4,912	6,032
Notes payable—current portion	635	628
Other current liabilities	6,588	2,272

Total current liabilities	289,651	284,982
Capital lease obligations—long-term portion	89	407
Notes payable—long-term portion	33,609	33,640
Other liabilities	7,902	12,793

Total liabilities	331,251	331,822
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 shares issued and 3,728 shares outstanding at October 31, 2010 and July 31, 2010	92	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at October 31, 2010 and July 31, 2010	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,222 and 23,213 shares issued and 15,627 and 15,625 shares outstanding at October 31, 2010 and July 31, 2010, respectively	232	232
Additional paid-in capital	712,218	711,701
Treasury stock, at cost, consisting of 5,513 and 5,513 shares of common stock and 7,595 and 7,588 shares of Class B common stock at October 31, 2010 and July 31, 2010, respectively	(295,781)	(295,626)
Accumulated other comprehensive loss	(1,051)	(1,017)
Accumulated deficit	(215,978)	(231,626)

Total IDT Corporation stockholders’ equity	199,765	183,789
Noncontrolling interests	1,830	2,184

Total equity	201,595	185,973

Total liabilities and equity	$532,846	$517,795

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2010	2009
	(in thousands, except per share data)
Revenues	$357,372	$327,329
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	283,177	258,176
Selling, general and administrative	57,588	57,547
Depreciation and amortization	5,686	9,383
Research and development	2,441	2,109
Restructuring and severance charges	—	(41)

Total costs and expenses	348,892	327,174
Other operating gains	2,520	—

Income from operations	11,000	155
Interest expense, net	(1,678)	(1,332)
Other income (expense), net	5,377	(1,188)

Income (loss) from continuing operations before income taxes	14,699	(2,365)
Benefit from (provision for) income taxes	1,140	(1,152)

Income (loss) from continuing operations	15,839	(3,517)
Discontinued operations, net of tax:
Income from discontinued operations	—	7
Loss on sale of discontinued operations	—	(147)

Total discontinued operations	—	(140)

Net income (loss)	15,839	(3,657)
Net (income) loss attributable to noncontrolling interests	(191)	176

Net income (loss) attributable to IDT Corporation	$15,648	$(3,481)

Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$15,648	$(3,441)
Loss from discontinued operations	—	(40)

Net income (loss)	$15,648	$(3,481)

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.76	$(0.17)
Loss from discontinued operations	—	—

Net income (loss)	$0.76	$(0.17)

Weighted-average number of shares used in calculation of basic earnings per share	20,544	20,190

Diluted:
Income (loss) from continuing operations	$0.70	$(0.17)
Loss from discontinued operations	—	—

Net income (loss)	$0.70	$(0.17)

Weighted-average number of shares used in calculation of diluted earnings per share	22,378	20,190

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$5,618	$2,227
Investing activities
Capital expenditures	(3,328)	(2,824)
Collection of notes receivable, net	—	50
Capital contributions to AMSO, LLC	(1,100)	(303)
Increase in investments	(50)	—
Proceeds from sale and redemption of investments	534	507
Restricted cash and cash equivalents	684	49,778
Proceeds from sales of buildings	100	5,150
Proceeds from insurance	2,687	—
Proceeds from marketable securities	5,732	—
Purchases of certificates of deposit	(4,407)	—

Net cash provided by investing activities	852	52,358
Financing activities
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	—	(9,775)
Distributions to noncontrolling interests	(550)	(649)
Repayments of capital lease obligations	(1,438)	(1,689)
Repayments of borrowings	(152)	(183)
Repurchases of common stock and Class B common stock	—	(1,468)

Net cash used in financing activities	(2,140)	(13,764)
Discontinued operations
Net cash provided by operating activities	—	930
Net cash used in investing activities	—	(44)
Net cash used in financing activities	—	(471)

Net cash provided by discontinued operations	—	415
Effect of exchange rate changes on cash and cash equivalents	805	571

Net increase in cash and cash equivalents	5,135	41,807
Cash and cash equivalents at beginning of period	221,753	124,382

Cash and cash equivalents at end of period	$226,888	$166,189

Supplemental schedule of non-cash financing and investing activities
Mortgage note payable settled in connection with the sale of building	$—	$6,137

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$—	$6,014

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The balance sheet at July 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2011 refers to the fiscal year ending July 31, 2011).

Certain prior year amounts have been reclassified to conform to the current period’s presentation:

•
In the condensed consolidated balance sheet, certificates of deposit of $0.3 million at July 31, 2010 previously included in “Investments-short-term” have been reclassified to “Certificates of deposit”; and

•
In the condensed consolidated statement of operations, bad debt expense of $0.4 million in the three months ended October 31, 2009 previously stated separately has been included in “Selling, general and administrative expenses”.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.4 million and $0.6 million in the three months ended October 31, 2010 and 2009, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying condensed consolidated statements of operations.

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

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of CTM Holdings. In the three months ended October 31, 2010 and 2009, the Company’s selling, general and administrative expenses were reduced by $0.1 million and $0.2 million, respectively, for the amounts charged to CTM Holdings. At October 31, 2010, other current assets included $0.1 million receivable from CTM Holdings.

Revenues, income before income taxes and net income of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Revenues	$—	$4,045

Income before income taxes	$—	$217

Net income	$—	$7

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. Loss on sale of discontinued operations in the three months ended October 31, 2009 of $0.1 million included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Note 3—Marketable Securities

The Company classified all of its marketable securities as “available-for-sale” securities. Marketable securities were stated at estimated fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. At October 31, 2010, the Company had no marketable securities.

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
		(in thousands)
July 31, 2010:
Available-for-sale securities:
Debt securities	$352	$—	$(131)	$221

The Company’s marketable securities at July 31, 2010 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.2 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $7.7 million in exchange for these auction rate securities as a result of the settlement of the Company’s arbitration claim. The Company incurred legal fees and other costs of $2.0 million in connection with the arbitration and settlement. The Company recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other income (expense), net” in the accompanying condensed consolidated statement of operations.

Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in the three months ended October 31, 2010 were $5.7 million and $5.4 million, respectively. There were no sales and maturities of available-for-sale securities in the three months ended October 31, 2009. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
July 31, 2010:
Debt securities	$131	$218

At October 31, 2010 and July 31, 2010, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2010:
Liabilities:
Derivative contracts	$487	$—	$400	$887

July 31, 2010:
Assets:
Debt securities	$3	$—	$218	$221

Liabilities:
Derivative contracts	$87	$—	$200	$287

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

The Company’s marketable securities at July 31, 2010 included auction rate securities for which the underlying asset was preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were therefore classified as Level 3.

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, (2) an option purchased in September 2010 by IDT Energy to purchase electricity at a specified price in December 2010, which is classified as Level 1 and (3) an option to purchase shares of a subsidiary, which is classified as Level 3. The stock option was issued in April 2010 by the Company’s subsidiary, Genie Energy Corporation (“Genie”). The Genie stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million. The fair value of the Genie stock option was estimated using a Black-Scholes valuation model.

In the three months ended October 31, 2009, the Company’s debt securities and derivative contracts that were classified as Level 3 included a structured note with an embedded derivative that was bifurcated. The fair values of the structured note and the embedded derivative were estimated primarily based on pricing information from the counterparty. The structured note matured in November 2009.

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31, 2010		Three Months Ended October 31, 2009
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$218	$(200)	$5,685	$(686)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	5,379	(200)	—	(202)
Included in other comprehensive loss	131	—	(108)	—
Purchases, sales, issuances and settlements	(5,728)	—	—	—
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$(400)	$5,577	$(888)

The amount of total gains or losses for the period included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$(200)	$—	$(202)

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At October 31, 2010 and July 31, 2010, the carrying value of the Company’s financial instruments included in trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable and other current liabilities approximate fair value because of the short period of time to maturity. At October 31, 2010 and July 31, 2010, the carrying value of the Company’s notes payable, capital lease obligations and other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at October 31, 2010 and July 31, 2010 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.1 million and $1.0 million at October 31, 2010 and July 31, 2010, respectively, which the Company believes was not impaired.

Note 5—Derivative Instruments

The primary risks managed by the Company using derivative instruments are commodity price risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. In addition, IDT Energy purchased an option in September 2010 to purchase electricity at a specified price in December 2010. Also, one of the Company’s marketable securities was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

IDT Energy has entered into forward contracts and an option as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of October 31, 2010, IDT Energy had the following contracts outstanding:

Commodity	Settlement Date	Volume
Electricity	December 2010	18,400 MWh
Electricity	January 2011	16,800 MWh
Natural gas	December 2010	77,500 mmbtu
Natural gas	January 2011	77,500 mmbtu
Natural gas	February 2011	70,000 mmbtu
Natural gas	March 2011	77,500 mmbtu

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

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	October 31, 2010	July 31, 2010
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$487	$87
Genie stock option	Other liabilities	400	200

Total liability derivatives		$887	$287

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended October 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2010	2009
		(in thousands)
Energy contracts	Direct cost of revenues	$400	$200
Genie stock option	Other income (expense), net	200	—
Structured note embedded derivative	Other income (expense), net	—	(202)

Total		$600	$(2)

The Company is exposed to credit loss in the event of nonperformance by counterparties on certain of the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with counterparties that the Company considers creditworthy.

Note 6—Investment in American Shale Oil, LLC

In April 2008, American Shale Oil Corporation (“AMSO”), a wholly-owned subsidiary of the Company, acquired a 75% equity interest in American Shale Oil, L.L.C. (“AMSO, LLC”), in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, IDT Corporation acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million. Following this transaction, IDT Corporation owned 89.9% of the equity interests in AMSO, LLC, 75% through AMSO and the remainder directly.

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

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. Immediately prior to this transaction, all owners other than AMSO (which included IDT Corporation’s 14.9% direct equity interest) exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. IDT Corporation assigned the cash proceeds of its override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by IDT Corporation. Following the transaction with Total, AMSO and Total each owned a 50% interest in AMSO, LLC. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC:

	Three Months Ended October 31,
	2010	2009
	(in thousands)

Balance, beginning of period	$666	$278
Capital contributions	1,100	303
Equity in net loss of AMSO, LLC	(812)	(369)

Balance, end of period	$954	$212

The investment in AMSO, LLC is included in “Investments-long-term” in the condensed consolidated balance sheets and equity in net loss of AMSO, LLC is included in “Other income (expense), net” in the condensed consolidated statement of operations.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions described below where the amount could be greater or lesser.

At October 31, 2010, Total has contributed $19.9 million to the funding of AMSO, LLC. Total has the option to terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC after contributing an aggregate of $21.2 million to fund the initial $26.5 million of expenditures of AMSO, LLC. The Company currently expects Total will reach this level of capital contributions in January 2011. If Total exercises this option and withdraws as a member of AMSO, LLC, AMSO’s commitment would be reduced to $5.3 million.

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

At October 31, 2010, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $5.0 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at October 31, 2010 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: cumulative capital contributions to AMSO, LLC	(4,972)

Estimated maximum exposure to additional loss	$5,028

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

Summarized unaudited balance sheets of AMSO, LLC are as follows:

	October 31, 2010	July 31, 2010
	(in thousands)
Assets
Cash and cash equivalents	$6,425	$4,446
Other current assets	513	210
Equipment, net	18	15
Other assets	519	453

Total assets	$7,475	$5,124

Liabilities and members’ interests
Current liabilities	$2,252	$1,366
Other liabilities	259	232
Members’ interests	4,964	3,526

Total liabilities and members’ interests	$7,475	$5,124

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Revenues	$—	$—
Costs and expenses:
Research and development	4,062	1,847

Total costs and expenses	4,062	1,847

Loss from operations	(4,062)	(1,847)
Other income (expense)	—	—

Net loss	$(4,062)	$(1,847)

Note 7—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2010
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2010	$183,789	$2,184	$185,973
Distributions	—	(550)	(550)
Stock based compensation	362	—	362
Comprehensive income:
Net income	15,648	191	15,839
Other comprehensive loss	(34)	5	(29)

Comprehensive income	15,614	196	15,810

Balance, October 31, 2010	$199,765	$1,830	$201,595

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. There were no repurchases in the three months ended October 31, 2010. In the three months ended October 31, 2009, the Company repurchased an aggregate of 0.2 million shares of Class B common stock and 0.4 million shares of common stock for an aggregate purchase price of $1.5 million. As of October 31, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Stock Based Compensation

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.9 million at October 31, 2010 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. In the three months ended October 31, 2010 and 2009, the Company recognized compensation cost related to this agreement of $0.2 million.

Note 8—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Basic weighted-average number of shares	20,544	20,190
Effect of dilutive securities:
Stock options	2	—
Non-vested restricted common stock	780	—
Non-vested restricted Class B common stock	1,052	—

Diluted weighted-average number of shares	22,378	20,190

The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	October 31,
	2010	2009
	(in thousands)
Stock options	593	902
Non-vested restricted common stock	—	883
Non-vested restricted Class B common stock	—	1,253

Total	593	3,038

For the three months ended October 31, 2010, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were not included in the diluted earnings per share because their effect would have been anti-dilutive. For the three months ended October 31, 2009, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of non-vested restricted stock would have been anti-dilutive.

Note 9—Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of the following:

	Three Months Ended October 31,
	2010	2009
	(in thousands)
Net income (loss)	$15,839	$(3,657)
Foreign currency translation adjustments	(160)	1,302
Unrealized gains (loss) on available-for-sale securities	131	(108)

Comprehensive income (loss)	15,810	(2,463)
Comprehensive (income) loss attributable to noncontrolling interests	(196)	176

Comprehensive income (loss) attributable to IDT Corporation	$15,614	$(2,287)

Note 10—Business Segment Information

The Company has the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. IDT Energy and the Company’s 94.5% interest in Genie Oil and Gas (see Note 14) comprise the Genie Energy division. The Company owns 96.8% of the Genie Energy division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. The Genie Oil and Gas segment consists mainly of (1) AMSO, which holds and manages the Company’s 50% interest in AMSO, LLC, the Company’s shale oil initiative in Colorado, and (2) the Company’s 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s shale oil initiative in Israel. All Other includes (1) Zedge, a worldwide destination for the discovery and distribution of mobile content, (2) Fabrix T.V., Ltd., the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) certain real estate and (4) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Genie Oil and Gas	All Other	Corporate	Total
Three Months Ended October 31, 2010
Revenues	$302,478	$7,461	$45,508	$—	$1,925	$—	$357,372
Operating income (loss)	5,476	2,048	8,788	(2,128)	732	(3,916)	11,000
Restructuring and severance charges	—	—	—	—	—	—	—

Three Months Ended October 31, 2009
Revenues	$275,184	$10,367	$40,312	$—	$1,466	$—	$327,329
Operating (loss) income	(3,884)	3,876	10,494	(1,496)	(2,869)	(5,966)	155
Restructuring and severance charges	(32)	—	—	—	(134)	125	(41)

All Other’s operating income in the three months ended October 31, 2010 included a gain of $1.9 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey, and a gain of $0.6 million from the settlement of other claims.

Note 11—Legal Proceedings

On September 21, 2007, Alexsam, Inc. (“Alexsam”), a company focused on licensing patents that it owns, filed a complaint against the Company in the United States District Court, Eastern District of Texas, seeking damages for alleged infringement of two patents related to activation of phone and gift cards over a point-of-sale terminal. The parties are engaged in discovery. Jury selection is set for February 7, 2011. Alexsam has recently alleged damages of up to $10.7 million. The Company disputes that it infringes the patents-in-suit and believes that it has valid defenses to all the claims brought. As of October 31, 2010, the Company had $0.6 million in accrued expenses for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with the 2009 Settlement Agreement, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges Breach of Contract, Anticipatory Breach, Breach of Covenant of Good Faith and Fair Dealing, Common Law Fraud, Negligence and Deceptive Business Practices. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. As of October 31, 2010, the Company’s remaining accrual for these matters was $14.5 million. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse affect on IEI’s oil shale venture in Israel.

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

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd (collectively “Tyco”),. The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith.

On March 29, 2004, D. Michael Jewett, a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act; (iii) violations of the New Jersey Law Against Discrimination; (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. Jewett sought damages of $31 million, plus attorneys’ fees. At various times over the course of the action and on different motions, the Court dismissed many of the claims asserted. The Company denied liability for all claims. On or about November 5, 2010, Jewett and the Company reached a confidential settlement of this matter and are in the process of finalizing a settlement agreement and release.

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

Note 12—Commitments and Contingencies

The Company had purchase commitments of $3.1 million as of October 31, 2010.

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($15.0 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($16.9 million) and SEK 22 million ($3.4 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. Although the Company cannot be certain of the ultimate outcome of this matter, the Company believes that it is more likely than not that its appeal will be successful. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, gross receipts tax and property tax. Two of the more significant audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which the Company has accrued an aggregate of $3.3 million as of October 31, 2010. The Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

As of October 31, 2010, the Company had letters of credit outstanding totaling $12.4 million, the majority of which expire by October 31, 2011. The letters of credit outstanding at October 31, 2010 were collateral to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. As of October 31, 2010 and July 31, 2010, cash and cash equivalents of $11.1 million and $11.8 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable purchase of receivables program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of October 31, 2010, cash and cash equivalents of $0.1 million and trade accounts receivable of $17.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.7 million as of October 31, 2010.

As of October 31, 2010 and July 31, 2010, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services Holding Limited, the Company’s European prepaid payment services business.

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period following the closing of the transaction or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. At October 31, 2010, an estimated liability for this commitment of $3.5 million was included in “Other current liabilities” in the condensed consolidated balance sheet.

Note 13—Recent Accounting Standards

Recently Adopted Accounting Standards

In October 2009, the accounting standard update on revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. The Company adopted this standard update on August 1, 2010 for its revenue arrangements entered into or materially modified after the date of adoption. The adoption of this standard update had no impact on the Company’s financial position, results of operations or cash flows since the Company does not currently have multiple deliverable arrangements with its customers.

In October 2009, the accounting standard update on revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. The Company adopted this standard update on August 1, 2010 for its revenue arrangements entered into or materially modified after the date of adoption. The adoption of this standard update had no impact on the Company’s financial position, results of operations or cash flows since the Company does not currently sell tangible products that contain software and non-software elements.

Recently Issued Accounting Standards Not Yet Adopted

On February 1, 2010, the Company adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements (see Note 4). Pursuant to the amendment, the adoption of the new disclosures about the activity within Level 3 of the fair value hierarchy is not required until August 1, 2011. The Company does not expect the adoption of these new disclosures to have an impact on its financial position, results of operations or cash flows.

In July 2010, the accounting standard update on disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. The Company will adopt this standard update during the second quarter of fiscal 2011. The adoption of this standard update is not expected to have a significant impact on the disclosures in the Company’s consolidated financial statements.

Note 14—Subsequent Events

Receipt of Termination and Transition Payment

In December 2010, as a result of the merger of one of the Company’s cable telephony customers with another cable company, the customer paid the Company $14.9 million to terminate their cable telephony agreement and for network transition services. The Company will provide the network transition services until the earlier of the completion of the transition or June 30, 2011.

Dividends Declared and Paid

On November 2, 2010, the Company’s Board of Directors authorized a cash dividend of $0.22 per share for the first quarter of fiscal 2011 which was paid on November 23, 2010 to shareholders of record at the close of business on November 15, 2010 of the Company’s common stock, Class A common stock and Class B common stock. The aggregate dividend paid was $5.0 million. On December 6, 2010, the Company’s Board of Directors declared a cash dividend of $0.22 per share for the second quarter of fiscal 2011. The dividend will be paid on or about December 28, 2010 to shareholders of record at the close of business on December 16, 2010 to the holders of the Company’s common stock, Class A common stock and Class B common stock. The Board of Directors also stated its intent for the Company to pay future quarterly dividends based on operating performance and available resources.

Sales of Stock of Subsidiary

In November 2010, Lord (Jacob) Rothschild and Rupert Murdoch separately purchased equity interests in Genie Oil and Gas, Inc. equivalent to a cumulative 5.5% interest for an aggregate of $11.0 million, of which $10.0 million was paid in cash and a promissory note was issued for the remaining $1.0 million. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58%, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with these transactions, in November 2010 warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of Genie Oil and Gas, Inc. at an exercise price of up to $2 million that are excerisable through November 12, 2011. Genie Oil and Gas, Inc. consists mainly of the Company’s interests in AMSO and IEI.

Exchange Offer

On December 2, 2010, the Company commenced an offer to exchange one share of its Class B common stock (NYSE: IDT) for each share of common stock (NYSE: IDT.C) outstanding. As of December 1, 2010, there were 3,728,655 shares of the Company’s common stock outstanding. The offer will expire on January 4, 2011 unless extended. The exchange offer is being made to simplify the Company’s equity structure in light of the limited liquidity in the market for the common stock and the resulting disparity in the trading prices for the two classes despite the fact that the equity rights associated with the shares of each class are identical. The consummation of the exchange offer is conditioned on at least 1,115,970 shares of common stock being tendered and not properly withdrawn in the exchange offer by stockholders other than the Company's Chairman of the Board and Chief Executive Officer, Howard S. Jonas, and his affiliates.

Following the consummation of the exchange offer, if a sufficient number of shares of common stock are tendered, the New York Stock Exchange (“NYSE”) may delist or the Company may seek to delist the common stock from the NYSE and de-register the common stock. If less than all of the common stock is tendered, the Company intends to seek approval from its stockholders to amend its certificate of incorporation so that each remaining share of common stock will automatically be converted and reclassified into one share of Class B common stock. In that event, the Company would no longer have shares of common stock authorized or outstanding and only two classes of common stock would remain – Class A common stock, which is not publicly traded, and Class B common stock.

Mr. Jonas, who controls approximately 76% of the combined voting power of the Company’s outstanding capital stock, will adjust his holdings of Class A common stock and common stock so as not to increase his combined voting power as a result of the exchange offer and possible adjustment to the Company’s capital structure.

Potential Spin-offs and Other Initiatives

In November 2010, the Board of Directors directed the Company to pursue a spin-off of the Company’s Genie Energy division. The spin-off of Genie Energy under consideration is intended to be tax-free to the Company’s stockholders. No date has been set for the proposed spin-off as yet.

 The Board of Directors also directed the Company to explore options to license and defend certain intellectual property rights currently owned by IDT Telecom and Net2Phone related to VoIP and other aspects of the telecommunications industry including a possible spin-off of a separate entity.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (or SEC).

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2010.

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

•
Genie Energy, of which we own 96.8%, which is comprised of IDT Energy and our 94.5% interest in Genie Oil and Gas. IDT Energy operates our energy services company that resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. Genie Oil and Gas consists mainly of (1) American Shale Oil Corporation, or AMSO, which holds and manages our 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our shale oil initiative in Colorado, and (2) our 89% interest in Israel Energy Initiatives, Ltd., or IEI, our shale oil initiative in Israel.

We also hold assets including real estate and operate other smaller or early-stage initiatives and operations.

In November 2010, we sold a cumulative 5.5% equity interest in Genie Oil and Gas, Inc. to Lord (Jacob) Rothschild and Rupert Murdoch (see “Liquidity and Capital Resources” below).

We conduct our business through the following four reportable segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other.

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

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Revenues, income before income taxes and net income of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2010	2009
	(in millions)
Revenues	$—	$4.0

Income before income taxes	$—	$0.2

Net income	$—	$—

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. Loss on sale of discontinued operations in the three months ended October 31, 2009 of $0.1 million included costs which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Investment in American Shale Oil, LLC

In April 2008, our wholly owned subsidiary AMSO acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million. Following this transaction, we owned 89.9% of the equity interests in AMSO, LLC, 75% through AMSO and the remainder directly.

AMSO, LLC is one of three holders of leases granted by the U.S. Bureau of Land Management, or BLM, to research, develop and demonstrate in-situ technologies for potential commercial shale oil production, or RD&D Lease, in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. Once AMSO, LLC demonstrates the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. Immediately prior to this transaction, all owners other than AMSO (which included our 14.9% direct equity interest) exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. We assigned the cash proceeds of our override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by us. Following the transaction with Total, AMSO and Total each owned a 50% interest in AMSO, LLC.  While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical assistance throughout the life of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

At October 31, 2010, Total has contributed $19.9 million to the funding of AMSO, LLC. Total has the option to terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC after contributing an aggregate of $21.2 million to fund the initial $26.5 million of expenditures of AMSO, LLC. We currently expect Total will reach this level of capital contributions in January 2011. If Total exercises this option and withdraws as a member of AMSO, LLC, AMSO’s commitment would be reduced to $5.3 million.

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

At October 31, 2010, our estimated maximum exposure to additional loss as a result of the required investment in AMSO, LLC was $5.0 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at October 31, 2010 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: cumulative capital contributions to AMSO, LLC	(5.0)

Estimated maximum exposure to additional loss	$5.0

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

Telecom Competition

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 86.7% and 87.2% of our total revenues from continuing operations in the three months ended October 31, 2010 and 2009, respectively.

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

Over the past few years, we have also experienced a gradual shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes our pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, may have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale carrier services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At October 31, 2010, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $46.0 million and the mortgage payable balance was $26.0 million. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material. In fiscal 2010, we received proceeds from insurance of $0.5 million related to water damage to portions of the building and improvements at 520 Broad Street with an estimated carrying value of $1.1 million. In October 2010, we received additional insurance proceeds of $2.7 million. In the three months ended October 31, 2010, we recorded a gain of $1.9 million from this insurance claim which is included in “Other operating gains” in our condensed consolidated statement of operations. We are negotiating the final settlement of this claim with our insurance carrier, and we are currently unable to estimate the amount of additional proceeds to be received in the future for this claim.

Critical Accounting Policies

Our condensed consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2010. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2010.

Results of Operations

Three Months Ended October 31, 2010 Compared to Three Months Ended October 31, 2009

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Revenues
IDT Telecom	$309.9	$285.6	$24.3	8.5%
IDT Energy	45.5	40.3	5.2	12.9
Genie Oil and Gas	—	—	—	—
All Other	2.0	1.4	0.6	31.4

Total revenues	$357.4	$327.3	$30.1	9.2%

Revenues. The increase in IDT Telecom revenues in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was due to an increase in the revenues of our Telecom Platform Services segment, which more than offset a decline in the revenues of our Consumer Phone Services segment. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 30.2% from 4.68 billion in the three months ended October 31, 2009 to 6.09 billion in the three months ended October 31, 2010. The increase in IDT Energy revenues in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was primarily because of increases in the average rates charged to customers and, to a lesser extent, an increase in electricity consumption. As of October 31, 2010, IDT Energy’s customer base consisted of approximately 365,000 meters compared to 372,000 meters as of October 31, 2009. In the third quarter of fiscal 2010, IDT Energy began adding customers in a limited number of utility territories within New Jersey and Pennsylvania.

	Three months ended October 31,		Change
	2010	2009	$	%
		(in millions)
Costs and expenses
Direct cost of revenues	$283.2	$258.2	$25.0	9.7%
Selling, general and administrative	57.6	57.5	0.1	0.1
Depreciation and amortization	5.7	9.4	(3.7)	(39.4)
Research and development	2.4	2.1	0.3	15.7

Total costs and expenses	$348.9	$327.2	$21.7	6.6%

Direct Cost of Revenues. The increase in direct cost of revenues in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was due to increases in the direct cost of revenues of IDT Telecom and IDT Energy. Direct cost of revenues of IDT Telecom increased as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute as well as the translation effect of the weakening of various foreign currencies. The increase in IDT Energy’s direct cost of revenues was the result of increases in the average unit costs of electricity and natural gas as well as an increase in electricity consumption. Overall gross margin decreased from 21.1% in the three months ended October 31, 2009 to 20.8% in the three months ended October 31, 2010 primarily due to a decline in gross margins at IDT Energy.

Selling, General and Administrative. The nominal increase in selling, general and administrative expenses in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was primarily due to increases in the selling, general and administrative expenses of IDT Telecom and IDT Energy, partially offset by a decrease in Corporate selling, general and administrative expenses. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 17.6% in the three months ended October 31, 2009 to 16.1% in the three months ended October 31, 2010 as total revenues increased at a faster rate than selling, general and administrative expenses. We intend to keep selling, general and administrative expenses as a percentage of total revenue near the current level for the foreseeable future.

Stock-based compensation expense included in selling, general and administrative expenses, primarily relating to the vesting of restricted stock and stock option grants, was $0.4 million in the three months ended October 31, 2010 compared to $1.2 million in the three months ended October 31, 2009.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.9 million as of October 31, 2010 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. In the three months ended October 31, 2010 and 2009, we recognized compensation cost related to this agreement of $0.2 million.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was primarily due to more of IDT Telecom’s property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods.

Research and Development. Research and development expenses consist of the following:

	Three months ended October 31,
	2010	2009
	(in millions)
Genie Oil and Gas Segment:
Israel Energy Initiatives, Ltd.	$1.7	$1.2
All Other:
Fabrix T.V., Ltd.	0.7	0.9

Total research and development expenses	$2.4	$2.1

In March 2008, we formed IEI which holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The three-year license (which can be extended to a total of seven years) covers approximately 238 square kilometers in the south of the Shfela region in Israel, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI receives an extension to its license before it expires in July 2011, the pending lawsuit filed in August 2010 by the Israel Union for Environmental Defense is favorably resolved, and IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

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

Other Operating Gains. Other operating gains in the three months ended October 31, 2010 of $2.5 million, which is included in All Other’s income from operations, included (1) a gain of $1.9 million related to an insurance claim for water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey and (2) a gain of $0.6 million from the settlement of other claims.

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Income from operations	$11.0	$0.1	$10.9	nm
Interest expense, net	(1.7)	(1.3)	(0.4)	(26.0)%
Other income (expense), net	5.4	(1.2)	6.6	552.6
Benefit from (provision for) income taxes	1.1	(1.2)	2.3	199.0

Income (loss) from continuing operations	15.8	(3.6)	19.4	550.4
Loss from discontinued operations	—	(0.1)	0.1	100.0

Net income (loss)	15.8	(3.7)	19.5	533.1
Net (income) loss attributable to noncontrolling interests	(0.2)	0.2	(0.4)	(208.5)

Net income (loss) attributable to IDT Corporation	$15.6	$(3.5)	$19.1	549.5%

nm—not meaningful

Interest Expense, net. The increase in interest expense, net in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was due to an increase in finance charges from the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP) dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas, as well as an increase in other interest expense. The BP finance charges increased to $0.5 million in the three months ended October 31, 2010 compared to $0.3 million in the similar period in fiscal 2010.

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended October 31,
	2010	2009
	(in millions)
Equity in net loss of AMSO, LLC	$(0.8)	$(0.4)
Gain on settlement of auction rate securities arbitration claim	5.4	—
Foreign currency transaction gains	0.6	0.2
Gain (loss) on investments	0.3	(0.9)
Other	(0.1)	(0.1)

Total other income (expense), net	$5.4	$(1.2)

In March 2009, Total acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures. AMSO no longer consolidates AMSO, LLC as of the closing of the transaction with Total, instead, AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the shale oil resources in its RD&D Lease area. AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process. AMSO, LLC currently plans to conduct the pilot test during calendar 2011, and is currently working with outside contractors and consultants to construct the pilot facilities. Specifically, the pilot well drilling plan has been finalized and construction work on the surface oil and gas processing facilities is in process. In parallel, AMSO, LLC will be developing other technologies to address carbon management and advanced heating techniques. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease.

Our marketable securities included auction rate securities with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, we received cash of $7.7 million in exchange for these auction rate securities as a result of the settlement of our arbitration claim. We incurred legal fees and other costs of $2.0 million in connection with the arbitration and settlement. In the three months ended October 31, 2010, we recognized a gain of $5.4 million from the settlement of the arbitration claim.

Income Taxes. The benefit from income taxes in the three months ended October 31, 2010 is primarily due to a $2.0 million reversal of income tax expense related to an IRS audit that was completed in August 2010. In addition, state and local income tax expense decreased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 due to the reduction in IDT Energy’s income, and foreign income tax expense decreased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 due to a provision related to an audit last year. Interest on income taxes, which is classified as a component of income tax expense, was less than $0.1 million in the three months ended October 31, 2010 and and $0.3 million in the three months ended October 31, 2009. Our foreign income tax expense results from income generated by certain of our foreign subsidiaries that cannot be offset against losses of our other foreign subsidiaries.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$302.5	$275.2	$27.3	9.9%
Consumer Phone Services	7.4	10.4	(3.0)	(28.0)

Total revenues	$309.9	$285.6	$24.3	8.5%

Minutes of use
Prepaid services	2,968	2,224	744	33.5%
Wholesale carrier	3,118	2,452	666	27.2

Total minutes of use	6,086	4,676	1,410	30.2%

Average revenue per minute
Prepaid services	$0.0592	$0.0726	$(0.0134)	(18.4)%
Wholesale carrier	0.0406	0.0464	(0.0058)	(12.5)

Total average revenue per minute	$0.0497	$0.0589	$(0.0092)	(15.6)%

Revenues. IDT Telecom revenues increased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 96.4% in the three months ended October 31, 2009 to 97.6% in the three months ended October 31, 2010, and Consumer Phone Services revenues decreased from 3.6% in the three months ended October 31, 2009 to 2.4% in the three months ended October 31, 2010.

Telecom Platform Services revenues increased 9.9% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 due to increased revenues in both our prepaid services business and our wholesale carrier business. The increase in Telecom Platform Services revenues is net of the effect of the year-over-year weakening of various foreign currencies, in particular European currencies, which translated into a decrease in revenues of $4.2 million in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. Modest growth in revenues from traditional prepaid IDT branded calling cards and online prepaid calling products more than compensated for revenue lost as a result of our decision to discontinue selling third party domestic mobile top-up cards in the fourth quarter of fiscal 2010. Our calling card revenues in the U.S., Europe and South America increased primarily due to growth and strength of our distribution footprint. However, our calling card revenues in Asia declined in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. In addition, our private label calling card sales to large retailers, as well as our IDT-branded calling card sales to small and medium-sized retail chains, declined primarily due to a decline in both the number of retail accounts and customers that we service, as well as due to continued price competition. Finally, our international mobile top-up, or IMTU, cards continued to grow, but at a reduced rate compared to prior quarters.

Revenues from the wholesale carrier business were overall flat throughout fiscal 2010 reflecting the very competitive wholesale marketplace, however our wholesale carrier revenue increased 11.3% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. The increase was primarily due to the growth in wholesale carrier minutes of use as a result of more successful sales and marketing efforts, as well as due to lower pricing per minute that generated more traffic to our network.

Total minutes of use for Telecom Platform Services increased 30.2% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is relatively insignificant. Within Telecom Platform Services, minutes of use relating to wholesale carrier activities increased 27.2% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010.

Minutes of use from our retail calling card and other prepaid services increased 33.5% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. In the three months ended October 31, 2010, minutes of use of our prepaid services businesses in the U.S., Europe and South America have increased compared to the similar period in fiscal 2010, and minutes of use of our retail offerings in Asia decreased compared to the similar period in fiscal 2010. Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 15.6% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. Average revenue per minute in both our wholesale carrier and our prepaid services offerings decreased due to continued aggressive competition, and our desire to compete for minutes of use growth.

Consumer Phone Services revenues declined 28.0% in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the growth model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 18,300 as of October 31, 2010 compared to 25,800 as of October 31, 2009. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 69,200 as of October 31, 2010 compared to 92,200 as of October 31, 2009.

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$248.6	$227.9	$20.7	9.1%
Consumer Phone Services	3.5	4.3	(0.8)	(20.2)

Total direct cost of revenues	$252.1	$232.2	$19.9	8.6%

Average termination cost per minute
Prepaid services	$0.0463	$0.0565	$(0.0102)	(18.1)%
Wholesale carrier	0.0357	0.0417	(0.0060)	(14.4)

Total average termination cost per minute	$0.0409	$0.0487	$(0.0078)	(16.2)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute as well as the translation effect of the weakening of various foreign currencies. The impact on direct cost of revenues from currency translations, in particular European currency translations, was a decrease of $4.0 million in the three months ended October 31, 2010 compared to the similar period in fiscal 2010. Our average termination cost per minute represents the average direct cost for minutes purchased in order to terminate calls in our Telecom Platform Services segment.

	Three months ended October 31,
	2010	2009	Change
Gross margin percentage
Telecom Platform Services	17.8%	17.2%	0.6%
Consumer Phone Services	53.5	58.1	(4.6)

Total gross margin percentage	18.7%	18.7%	—%

Gross Margins. Gross margins in our Telecom Platform Services segment increased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 primarily due to product mix changes. In the three months ended October 31, 2010, gross margins in our calling card businesses in the U.S., Europe, South America and Asia increased compared to the similar period in fiscal 2010. In addition, the gross margins of our relatively lower gross margin IMTU cards increased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010.

Gross margins in our Consumer Phone Services segment decreased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 primarily due to a reversal in the three months ended October 31, 2009 of $0.6 million of costs that were originally recorded in a prior period that caused the gross margin in the three months ended October 31, 2009 to be unusually high.

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$43.6	$42.9	$0.7	1.8%
Consumer Phone Services	1.9	2.1	(0.2)	(8.9)

Total selling, general and administrative expenses	$45.5	$45.0	$0.5	1.3%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was primarily due to increases in compensation and benefits, third party commissions and bad debt expense, partially offset by decreases in calling card printing costs, consulting fees, and facilities and equipment maintenance costs, although none of these increases or decreases exceeded $1.0 million. The increase in third party commissions was partially a result of the continuing expansion of our global distribution network. Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 as the cost structure was right-sized to the needs of this declining revenue business. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 15.7% in the three months ended October 31, 2009 to 14.7% in the three months ended October 31, 2010.

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.8	$8.4	$(3.6)	(43.1)%
Consumer Phone Services	—	—	—	—

Total depreciation and amortization	$4.8	$8.4	$(3.6)	(43.1)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three months ended October 31, 2010 compared to the similar period in fiscal 2010 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods.

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$5.5	$(3.9)	$9.4	241.0%
Consumer Phone Services	2.0	3.9	(1.9)	(47.2)

Total income from operations	$7.5	$—	$7.5	nm

nm—not meaningful

IDT Energy Segment

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Revenues	$45.5	$40.3	$5.2	12.9%
Direct cost of revenues	30.8	25.7	5.1	19.9
Selling, general and administrative	5.9	4.1	1.8	44.0

Income from operations	$8.8	$10.5	$(1.7)	(16.3)%

Revenues. IDT Energy resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania in the third quarter of fiscal 2010. IDT Energy’s revenues consisted of electricity sales of $38.7 million in the three months ended October 31, 2010 compared to $32.8 million in the same period in fiscal 2010, and natural gas sales of $6.8 million in the three months ended October 31, 2010 compared to $7.5 million in the same period in fiscal 2010. IDT Energy’s revenues are impacted by, among other things, the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively, whereas milder than expected winters and/or summers may reduce the demand for natural gas and electricity, respectively.

IDT Energy’s electricity revenues increased in the three months ended October 31, 2010 compared to the same period in fiscal 2010 as a result of increases in the average rate charged to customers and in consumption. The average electric rate increased 13.0% and electric consumption increased 4.5% in the three months ended October 31, 2010 compared to the same period in fiscal 2010.

IDT Energy’s natural gas revenues declined in the three months ended October 31, 2010 compared to the same period in fiscal 2010 reflecting a decline in consumption, although the average rate charged to customers increased. Natural gas consumption declined 14.3% and the average natural gas rate increased 5.6% in the three months ended October 31, 2010 compared to the same period in fiscal 2010.

The increase in electric consumption reflects the 10.4% increase in consumption per meter for electricity in the three months ended October 31, 2010 compared to the same period in fiscal 2010, whereas the decline in natural gas consumption reflects the 11.4% decrease in consumption per meter for natural gas in the three months ended October 31, 2010 compared to the same period in fiscal 2010. The increase in electric consumption was the result of increased cooling degree days compared to the same period in fiscal 2010 coupled with the addition of relatively higher usage meters in new territories. The decrease in natural gas consumption was a result of acquiring a concentration of relatively low usage, downstate New York meters. The increases in the average rate charged to customers for both electricity and natural gas reflects the increases in the underlying commodity costs of both electricity and natural gas in the three months ended October 31, 2010 compared to the same period in fiscal 2010. The increase in demand due to the weather increased the underlying commodity costs in the three months ended October 31, 2010 compared to the same period in fiscal 2010.

As of October 31, 2010, IDT Energy’s customer base consisted of approximately 365,000 meters (207,000 electric and 158,000 natural gas) compared to 369,000 meters (210,000 electric and 159,000 natural gas) as of July 31, 2010 and 372,000 meters (213,000 electric and 159,000 natural gas) as of October 31, 2009.

Gross meter acquisitions in the three months ended October 31, 2010 were 42,000 compared to 13,600 in the same period in fiscal 2010. Our initiative to create a significantly smaller but better trained external sales force and restructure our marketing approach, which began in the fourth quarter of fiscal 2009, slowed the pace of new meter acquisitions in fiscal 2010, most significantly in the first quarter of fiscal 2010. The new meter acquisitions in the three months ended October 31, 2010 were more than offset by customer churn, which resulted in a net loss of approximately 4,000 meters since July 31, 2010. This net decrease in meters reflected a net loss in meters in New York State, partially offset by net meter acquisitions in New Jersey and Pennsylvania. Average monthly churn increased in the three months ended October 31, 2010 compared to the same period in fiscal 2010 from 2.7% to 4.7%. IDT Energy intends to pursue targeted customer acquisition programs in select utility territories in both New Jersey and Pennsylvania, while anticipating a continued decline in its New York State meter count as a result of intensified competition and escalating customer acquisition costs.

Despite the reduction in meter count, the average rates of annualized energy consumption, as measured by residential customer equivalents (“RCEs”), increased 19.5% in the three months ended October 31, 2010 compared to the same period in fiscal 2010, and 2.2% sequentially. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. The increases reflect a gradual shift in IDT Energy’s customer base to customers with higher electric consumption per meter as a result of targeted customer acquisition programs.

	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010	October 31, 2009	July 31, 2009
	(in thousands)
RCEs at end of fiscal quarter:
Electricity customers	129	123	105	98	95	92
Natural gas customers	88	89	89	87	86	89

Total RCEs	217	212	194	185	181	181

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $25.8 million in the three months ended October 31, 2010 compared to $20.1 million in the same period in fiscal 2010, and cost of natural gas of $5.0 million in the three months ended October 31, 2010 compared to $5.6 million in the same period in fiscal 2010. Direct cost of revenues for electricity increased in the three months ended October 31, 2010 compared to the same period in fiscal 2010 primarily as a result of the increase in the average unit cost as well as the increase in consumption. Direct cost of revenues for natural gas decreased in the three months ended October 31, 2010 compared to the same period in fiscal 2010 primarily due to the decline in consumption partially offset by an increase in the average unit cost.

Gross margins in IDT Energy decreased to 32.4% in the three months ended October 31, 2010 compared to 36.3% in the comparable period in fiscal 2010. Comprising these figures were gross margins on electricity sales in the three months ended October 31, 2010 of 33.4% compared to 38.8% in the comparable period in fiscal 2010 and gross margins on natural gas sales in the three months ended October 31, 2010 of 26.5% compared to 25.4% in the comparable period in fiscal 2010. Gross margin was pressured by increasing competition in New York State and the impact of expansion into new territories in New Jersey and Pennsylvania, where some gross margin was sacrificed to facilitate customer acquisitions.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2010 as compared to the comparable period in fiscal 2010 was due primarily to increases in customer acquisition costs and purchase of receivable, or POR, fees. Customer acquisition costs increased due to the significant increase in the number of new customers acquired and the expansion into new territories as described above. The increase in POR fees was due to the increase in revenues as well as an increase in POR fees as a percentage of IDT Energy’s revenues as a result of certain of the utilities’ annual increase in the fee. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 10.2% in the three months ended October 31, 2009 to 13.0% in the three months ended October 31, 2010 because IDT Energy’s selling, general and administrative expenses increased at a faster rate than its revenues.

Genie Oil and Gas Segment

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
Revenues	$—	$—	$—	—%
Direct cost of revenues	—	—	—	—
Selling, general and administrative	0.4	0.3	0.1	61.2
Research and development	1.7	1.2	0.5	38.4

Loss from operations	$(2.1)	$(1.5)	$(0.6)	(42.3)%

Research and Development. Research and development expenses in the three months ended October 31, 2010 and 2009 were entirely related to the operations of IEI in Israel. IEI began the resource appraisal and characterization study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan includes drilling and coring several wells to depths of approximately 600 meters. The resource appraisal and characterization study also includes well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. To date, the results from the appraisal process confirm IEI’s expectations as to the attractiveness of the oil shale in the license area from the standpoint of richness, thickness and hydrology. IEI has begun permitting and other preparatory work required prior to construction and operation of a pilot plant. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from shale. If not delayed by regulatory action or pending litigation (see Note 11-Legal Proceedings to the condensed consolidated financial statements), pilot test construction could begin as early as calendar 2011, and pilot test operations could begin as early as calendar 2012. Pilot test operations are contingent on receipt of an extension to the current three year license which expires in July 2011. The license may be extended to a total of seven years. The pilot test results would serve as the basis for permitting and designing any future commercial project. Assuming IEI receives an extension to the current license, the lawsuit is favorably resolved, and IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build a commercial facility. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

Corporate

	Three months ended October 31,		Change
	2010	2009	$	%
	(in millions)
General and administrative expenses	$3.7	$5.5	$(1.8)	(32.8)%
Depreciation and amortization	0.2	0.3	(0.1)	(36.6)
Restructuring and severance charges	—	0.1	(0.1)	(100.0)

Loss from operations	$3.9	$5.9	$(2.0)	(34.4)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended October 31, 2010 as compared to the similar period in fiscal 2010 was primarily due to decreases in payroll and related expenses, as well as stock-based compensation, and reductions in legal and professional fees. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.7% in the three months ended October 31, 2009 to 1.0% in the three months ended October 31, 2010 because Corporate general and administrative expenses decreased and our total consolidated revenues from continuing operations increased. We anticipate that our Corporate general and administrative expenses will be approximately $15 million in fiscal 2011.

Restructuring and Severance Charges. Restructuring and severance charges in the three months ended October 31, 2009 consisted primarily of severance related to a company-wide cost savings program and reductions in force that was substantially completed in fiscal 2010.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards, litigation and other settlements, and borrowings from third parties. In addition, in fiscal 2010 and in the first quarter of fiscal 2011, we had net cash provided by operating activities of $56.2 million and $5.6 million, respectively. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, certificates of deposit and investments in hedge funds that we held as of October 31, 2010 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the same period. The foregoing is based on a number of assumptions, including that we will collect our receivables, effectively manage our working capital requirements, prevail in legal actions and other claims initiated against us, and maintain our revenue levels and liquidity. Predicting these matters is particularly difficult in the current worldwide economic situation. Failure to generate sufficient revenue and operating income could have a material adverse effect on our results of operations, financial condition and cash flows.

As of October 31, 2010, we had cash, cash equivalents, restricted cash and cash equivalents and certificates of deposit of $242.7 million and working capital (current assets less current liabilities) of $108.1 million. As of October 31, 2010, we also had $8.0 million in investments in hedge funds, of which $0.6 million was included in “Investments-short term” and $7.4 million was included in “Investments-long-term” in our condensed consolidated balance sheet.

As of October 31, 2010, cash and cash equivalents of $11.1 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our condensed consolidated balance sheet. The letters of credit outstanding at October 31, 2010 were collateral to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of October 31, 2010, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $10 million that was held pursuant to regulatory requirements related to IDT Financial Services Holding Limited, our European prepaid payment services business.

	Three months ended October 31,
	2010	2009
	(in millions)
Cash flows provided by (used in):
Operating activities	$5.6	$2.2
Investing activities	0.9	52.4
Financing activities	(2.1)	(13.8)
Effect of exchange rate changes on cash and cash equivalents	0.7	0.6

Increase in cash and cash equivalents from continuing operations	5.1	41.4
Net cash provided by discontinued operations	—	0.4

Increase in cash and cash equivalents	$5.1	$41.8

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

We are currently subject to audits in various jurisdictions for various other taxes, including audits relating to value added tax, or VAT, sales and use tax, utility excise tax, gross receipts tax and property tax. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($15.0 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($16.9 million) and SEK 22 million ($3.4 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and we are awaiting the Court’s decision. Although we cannot be certain of the ultimate outcome of this matter at this time, we believe that it is more likely than not that our appeal will be successful.

Two of the more significant other audits relate to sales and use tax in New Jersey and utility excise tax in New York, for which we have accrued an aggregate of $3.3 million as of October 31, 2010. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $3.3 million in the three months ended October 31, 2010 compared to $2.8 million in the three months ended October 31, 2009. We currently anticipate that total capital expenditures for all of our divisions for the year ending October 31, 2011 will be in the $7.5 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the three months ended October 31, 2010 and 2009, cash used for capital contributions to AMSO, LLC was $1.1 million and $0.3 million, respectively.

We received $0.5 million in the three months ended October 31, 2010 and 2009 from the redemption of certain of our investments in hedge funds.

Restricted cash and cash equivalents decreased $0.7 million and $49.8 million in the three months ended October 31, 2010 and 2009, respectively. The decrease in the three months ended October 31, 2009 was primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services resulting from our agreement with BP. Restricted cash and cash equivalents serve as collateral for letters of credit to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of October 31, 2010, cash and cash equivalents of $0.1 million and trade accounts receivable of $17.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.7 million as of October 31, 2010.

Net proceeds from sales of buildings were $0.1 million and $5.2 million in the three months ended October 31, 2010 and 2009, respectively. On July 31, 2009, Hillview Avenue Realty, LLC, or Hillview, a majority owned subsidiary of ours, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We had a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. We received additional proceeds of $0.1 million in the three months ended October 31, 2010. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our net proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in the three months ended October 31, 2009.

Proceeds from insurance of $2.7 million in the three months ended October 31, 2010 related to water damage in our building located at 520 Broad Street, Newark, New Jersey. We recorded a gain of $1.9 million from this insurance claim in the three months ended October 31, 2010, which is included in “Other operating gains” in our condensed consolidated statement of operations. We are negotiating the final settlement of this claim with our insurance carrier, and we are currently unable to estimate the amount of additional proceeds to be received in the future for this claim.

Proceeds from marketable securities of $5.7 million in the three months ended October 31, 2010 was from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In the three months ended October 31, 2010, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other income (expense), net” in our condensed consolidated statement of operations.

We used cash of $4.4 million in the three months ended October 31, 2010 to purchase certificates of deposit at various banks.

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

We distributed cash of $0.6 million in the three months ended October 31, 2010 and 2009 to the noncontrolling interests in subsidiaries.

Repayments of capital lease obligations were $1.4 million and $1.7 million in the three months ended October 31, 2010 and 2009, respectively. We also repaid other borrowings of $0.2 million in the three months ended October 31, 2010 and 2009.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. There were no repurchases in the three months ended October 31, 2010. In the threee months ended October 31, 2009, we repurchased an aggregate of 0.2 million shares of Class B common stock and 0.4 million shares of common stock for an aggregate purchase price of $1.5 million. As of October 31, 2010, 5.4 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $126.5 million at October 31, 2010 from $117.9 million at July 31, 2010 mostly due to increases in IDT Telecom and Fabrix T.V., Ltd.’s gross trade accounts receivable, net of a decrease in IDT Energy’s gross trade accounts receivable. The increase in IDT Telecom’s gross trade accounts receivable was primarily due to billings in the three months ended October 31, 2010 in excess of collections during the period, as well as the effect of exchange rate changes. Fabrix T.V., Ltd.’s gross trade accounts receivable increased by $5.0 million as a result of its August 2010 license agreement with a major cable operator. The decrease in IDT Energy’s gross trade accounts receivable reflects collections and the seasonal decline in its revenues.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 10.3% at October 31, 2010 and 10.7% at July 31, 2010 because IDT Telecom’s allowance for doubtful accounts as a percentage of its gross trade accounts receivable balance decreased to 12.5% at October 31, 2010 from 13.7% at July 31, 2010. In addition, the change in the allowance for doubtful accounts as a percentage of gross trade accounts receivable was impacted by the significant increase in Fabrix T.V., Ltd.’s gross trade accounts receivable.

Other Sources and Uses of Cash; Dispositions; Exchange Offer; CTM Spin-Off and Potential Spin-offs

In December 2010, as a result of the merger of one of our cable telephony customers with another cable company, the customer paid us $14.9 million to terminate their cable telephony agreement and for network transition services. We will provide the network transition services until the earlier of the completion of the transition or June 30, 2011.

From time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business, and IDT Carmel’s debt portfolios) and in September 2009, we completed the CTM Spin-Off to our stockholders. In connection with some of those transactions, we made capital infusions in the businesses to obtain the best results for us and our stockholders. We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate or to spin-off certain other business units or operations if we believe that separation or creation of “pure plays” would increase the value of the respective businesses.

On November 2, 2010, our Board of Directors authorized a cash dividend of $0.22 per share for the first quarter of fiscal 2011 which was paid on November 23, 2010 to shareholders of record at the close of business on November 15, 2010 of our common stock, Class A common stock and Class B common stock. The aggregate dividend paid was $5.0 million. On December 6, 2010, our Board of Directors declared a cash dividend of $0.22 per share for the second quarter of fiscal 2011. The dividend will be paid on or about December 28, 2010 to shareholders of record at the close of business on December 16, 2010 to the holders of our common stock, Class A common stock and Class B common stock. Our Board of Directors also stated its intent for us to pay future quarterly dividends based on operating performance and available resources.

In November 2010, Lord (Jacob) Rothschild and Rupert Murdoch separately purchased equity interests in Genie Oil and Gas, Inc. equivalent to a cumulative 5.5% interest for an aggregate of $11.0 million, of which $10.0 million was paid in cash and a promissory note was issued for the remaining $1.0 million. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58%, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with these transactions, in November 2010 warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of Genie Oil and Gas, Inc. at an exercise price of up to $2 million that are excerisable through November 12, 2011. Genie Oil and Gas, Inc. consists mainly of our interests in AMSO and IEI.

On December 2, 2010, we commenced an offer to exchange one share of our Class B common stock (NYSE: IDT) for each share of common stock (NYSE: IDT.C) outstanding. As of December 1, 2010, there were 3,728,655 shares of our common stock outstanding. The offer will expire on January 4, 2011 unless extended. The exchange offer is being made to simplify our equity structure in light of the limited liquidity in the market for the common stock and the resulting disparity in the trading prices for the two classes despite the fact that the equity rights associated with the shares of each class are identical. The consummation of the exchange offer is conditioned on at least 1,115,970 shares of common stock being tendered and not properly withdrawn in the exchange offer by stockholders other than our Chairman of the Board and Chief Executive Officer Howard S. Jonas, and his affiliates.

Following the consummation of the exchange offer, if a sufficient number of shares of common stock are tendered, the New York Stock Exchange, or NYSE, may delist or we may seek to delist the common stock from the NYSE and de-register the common stock. If less than all of the common stock is tendered, we intend to seek approval from our stockholders to amend our certificate of incorporation so that each remaining share of common stock will automatically be converted and reclassified into one share of Class B common stock. In that event, we would no longer have shares of common stock authorized or outstanding and only two classes of common stock would remain – Class A common stock, which is not publicly traded, and Class B common stock.

Mr. Jonas, who controls approximately 76% of the combined voting power of our outstanding capital stock, will adjust his holdings of Class A common stock and common stock so as not to increase his combined voting power as a result of the exchange offer and possible adjustment to our capital structure.

In November 2010, our Board of Directors directed us to pursue a spin-off of our Genie Energy division. The spin-off of Genie Energy under consideration is intended to be tax-free to our stockholders. No date has been set for the proposed spin-off as yet.

Our Board of Directors also directed us to explore options to license and defend certain intellectual property rights currently owned by IDT Telecom and Net2Phone related to VoIP and other aspects of the telecommunications industry including a possible spin-off of a separate entity.

Foreign Currency Risk

Revenues from our international operations represented 33.7% and 33.8% of our consolidated revenues from continuing operations for the three months ended October 31, 2010 and 2009, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material. From time to time, we may enter into foreign exchange hedges, although there were none outstanding since the fourth quarter of fiscal 2008.

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

Recently Adopted Accounting Standards

In October 2009, the accounting standard update on revenue recognition for multiple deliverable arrangements was issued. This update requires the use of the relative selling price method when allocating revenue in these types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. We adopted this standard update on August 1, 2010 for our revenue arrangements entered into or materially modified after the date of adoption. The adoption of this standard update had no impact on our financial position, results of operations or cash flows since we do not currently have multiple deliverable arrangements with our customers.

In October 2009, the accounting standard update on revenue recognition for arrangements that include software elements was issued. This update requires tangible products that contain software and non-software elements that work together to deliver the products’ essential functionality to be evaluated under the accounting standard regarding multiple deliverable arrangements. We adopted this standard update on August 1, 2010 for our revenue arrangements entered into or materially modified after the date of adoption. The adoption of this standard update had no impact on our financial position, results of operations or cash flows since we do not currently sell tangible products that contain software and non-software elements.

Recently Issued Accounting Standards Not Yet Adopted

On February 1, 2010, we adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements. Pursuant to the amendment, the adoption of the new disclosures about the activity within Level 3 of the fair value hierarchy is not required until August 1, 2011. We do not expect the adoption of these new disclosures to have an impact on our financial position, results of operations or cash flows.

In July 2010, the accounting standard update on disclosures for finance receivables and allowances for credit losses was issued. This standard update requires that entities disclose information at more disaggregated levels than currently required. We will adopt this standard update during the second quarter of fiscal 2011. The adoption of this standard update is not expected to have a significant impact on the disclosures in our consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2010.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.        Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 11 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.     Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1–31, 2010	—	$—	—	5,411,783
September 1–30, 2010	—	$—	—	5,411,783
October 1–31, 2010	—	$—	—	5,411,783

Total	—	$—	—

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

IDT CORPORATION

December 15, 2010	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

December 15, 2010	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer and Treasurer