Form 10-Q
period 2011-01-31
IDT CORP
filed 2011-03-17
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 11, 2011, the registrant had the following shares outstanding:

Common Stock, $.01 par value:	1,812,121 shares outstanding (excluding 7,429,387 treasury shares)
Class A common stock, $.01 par value:	3,272,326 shares outstanding
Class B common stock, $.01 par value:	17,916,006 shares outstanding (excluding 5,677,994 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2011	July 31, 2010
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$252,056	$221,753
Restricted cash and cash equivalents	6,876	11,831
Certificates of deposit	3,875	300
Marketable securities	—	221
Trade accounts receivable, net of allowance for doubtful accounts of $13,699 at January 31, 2011 and $12,628 at July 31, 2010	134,492	105,232
Prepaid expenses	21,300	25,476
Investments—short-term	239	1,217
Other current assets	16,903	15,084

Total current assets	435,741	381,114
Property, plant and equipment, net	92,633	96,892
Goodwill	18,532	18,429
Other intangibles, net	3,104	3,675
Investments—long-term	7,861	8,375
Other assets	10,312	9,310

Total assets	$568,183	$517,795

Liabilities and equity
Current liabilities:
Trade accounts payable	$59,873	$52,957
Accrued expenses	152,921	143,822
Deferred revenue	80,490	69,186
Income taxes payable	8,318	10,085
Capital lease obligations—current portion	3,941	6,032
Notes payable—current portion	639	628
Other current liabilities	7,732	2,272

Total current liabilities	313,914	284,982
Capital lease obligations—long-term portion	—	407
Notes payable—long-term portion	33,578	33,640
Other liabilities	12,925	12,793

Total liabilities	360,417	331,822
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—100,000; 9,241 and 9,241 shares issued and 1,812 and 3,728 shares outstanding at January 31, 2011 and July 31, 2010	92	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and outstanding at January 31, 2011 and July 31, 2010	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,583 and 23,213 shares issued and 17,905 and 15,625 shares outstanding at January 31, 2011 and July 31, 2010, respectively	236	232
Additional paid-in capital	725,585	711,701
Treasury stock, at cost, consisting of 7,429 and 5,513 shares of common stock and 5,678 and 7,588 shares of Class B common stock at January 31, 2011 and July 31, 2010, respectively	(295,781)	(295,626)
Accumulated other comprehensive income (loss)	269	(1,017)
Accumulated deficit	(222,003)	(231,626)

Total IDT Corporation stockholders’ equity	208,431	183,789
Noncontrolling interests:
Noncontrolling interests	335	2,184
Receivable for issuance of equity	(1,000)	—

Total noncontrolling interests	(665)	2,184

Total equity	207,766	185,973

Total liabilities and equity	$568,183	$517,795

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues	$401,512	$362,672	$758,884	$690,001
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	329,286	288,483	612,463	546,659
Selling, general and administrative (i)	60,325	55,129	117,913	112,676
Depreciation and amortization	5,510	8,443	11,196	17,826
Research and development	2,102	1,383	4,543	3,492
Severance and other charges	1,053	1,604	1,053	1,563

Total costs and expenses	398,276	355,042	747,168	682,216
Other operating gains, net	4,869	—	7,389	—

Income from operations	8,105	7,630	19,105	7,785
Interest expense, net	(1,541)	(1,957)	(3,219)	(3,289)
Other (expense) income, net	(2,387)	107	2,990	(1,081)

Income from continuing operations before income taxes	4,177	5,780	18,876	3,415
(Provision for) benefit from income taxes	(987)	(1,640)	153	(2,792)

Income from continuing operations	3,190	4,140	19,029	623
Discontinued operations, net of tax	—	(221)	—	(361)

Net income	3,190	3,919	19,029	262
Net loss (income) attributable to noncontrolling interests	746	(210)	555	(34)

Net income attributable to IDT Corporation	$3,936	$3,709	$19,584	$228

Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$3,936	$3,930	$19,584	$488
Loss from discontinued operations	—	(221)	—	(260)

Net income	$3,936	$3,709	$19,584	$228

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$0.19	$0.19	$0.95	$0.02
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.19	$0.18	$0.95	$0.01

Weighted-average number of shares used in calculation of basic earnings per share	20,565	20,563	20,554	20,377

Diluted:
Income from continuing operations	$0.18	$0.18	$0.87	$0.02
Loss from discontinued operations	—	(0.01)	—	(0.01)

Net income	$0.18	$0.17	$0.87	$0.01

Weighted-average number of shares used in calculation of diluted earnings per share	22,460	21,453	22,419	21,027

Dividends declared per common share	$0.44	$—	$0.44	$—

(i) Stock-based compensation included in selling, general and administrative expenses	$2,229	$686	$2,592	$1,890

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$29,476	$15,264
Investing activities
Capital expenditures	(6,063)	(4,866)
Collection of notes receivable, net	—	80
Capital contributions to AMSO, LLC	(2,515)	(744)
Increase in investments	(50)	—
Proceeds from sale and redemption of investments	1,646	980
Decrease in restricted cash and cash equivalents	4,955	45,321
Proceeds from sales of buildings	100	5,150
Proceeds from insurance	3,524	—
Proceeds from marketable securities	5,731	4,618
Purchases of certificates of deposit	(5,220)	—
Proceeds from maturities of certificates of deposit	1,644	—

Net cash provided by investing activities	3,752	50,539
Financing activities
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	—	(9,775)
Dividends paid	(9,961)	—
Distributions to noncontrolling interests	(1,100)	(1,259)
Proceeds from sales of stock of subsidiary	10,000	—
Proceeds from exercise of stock options	442	—
Repayments of capital lease obligations	(2,547)	(3,216)
Repayments of borrowings	(309)	(327)
Repurchases of common stock and Class B common stock	—	(1,723)

Net cash used in financing activities	(3,475)	(16,300)
Discontinued operations
Net cash provided by operating activities	—	930
Net cash used in investing activities	—	(44)
Net cash used in financing activities	—	(471)

Net cash provided by discontinued operations	—	415
Effect of exchange rate changes on cash and cash equivalents	550	(117)

Net increase in cash and cash equivalents	30,303	49,801
Cash and cash equivalents at beginning of period	221,753	124,382

Cash and cash equivalents at end of period	$252,056	$174,183

Supplemental schedule of non-cash financing and investing activities
Receivable for issuance of equity of subsidiary	$1,000	$—

Mortgage note payable settled in connection with the sale of building	$—	$6,137

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$—	$6,011

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The balance sheet at July 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2011 refers to the fiscal year ending July 31, 2011).

Certain prior year amounts have been reclassified to conform to the current period’s presentation:

●
In the condensed consolidated balance sheet, certificates of deposit of $0.3 million at July 31, 2010 previously included in “Investments-short-term” have been reclassified to “Certificates of deposit”;

●
In the condensed consolidated statement of operations, bad debt expense of $0.5 million and $0.9 million in the three and six months ended January 31, 2010, respectively, previously stated separately has been included in “Selling, general and administrative expenses”; and

●
In the condensed consolidated statement of operations, reversals of impairment charges of less than $0.1 million and $0.1 million in the three and six months ended January 31, 2010, respectively, previously stated separately have been included in “Severance and other charges”.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.4 million and $0.8 million in the three and six months ended January 31, 2011, respectively, and $0.6 million and $1.2 million in the three and six months ended January 31, 2010, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying condensed consolidated statements of operations.

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

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of CTM Holdings. The Company’s selling, general and administrative expenses were reduced by less than $0.1 million and $0.1 million in the three and six months ended January 31, 2011, respectively, and $0.4 million and $0.6 million in the three and six months ended January 31, 2010, respectively, for the amounts charged to CTM Holdings. At January 31, 2011 and July 31, 2010, other current assets included nil and less than $0.1 million, respectively, receivable from CTM Holdings.

Revenues, income before income taxes and net income of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Revenues	$—	$—	$—	$4,045

(Loss) income before income taxes	$—	$(177)	$—	$40

Net loss	$—	$(177)	$—	$(170)

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. Included in “Discontinued operations, net of tax” in the three and six months ended January 31, 2010 were costs of $0.1 million and $0.2 million, respectively, which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Note 3—Other Operating Gains, Net

The following table summarizes the other operating gains, net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Telecom Platform Services-gain on termination of agreement	$14,375	$—	$14,375	$—
Telecom Platform Services-loss from alleged patent infringement	(9,763)	—	(9,763)	—
Corporate-other	(500)	—	(500)	—
All Other-gain on insurance claim	774	—	2,637	—
All Other-(loss) gain from the settlement of other claims	(17)	—	640	—

Total	$4,869	$—	$7,389	$—

Telecom Platform Services

In connection with CSC Holdings, LLC’s (“Cablevision”) acquisition of Bresnan Broadband Holdings, LLC (“BBH”), BBH exercised its option to terminate the services being provided by the Company to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid $14.4 million to the Company to terminate the Agreement.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by the Company of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal (see Note 12). The Company incurred legal fees of $0.7 million in connection with this matter. The Company does not expect that this decision will have a material impact on its future business operations.

All Other

As of January 31, 2011, the Company has received aggregate proceeds from insurance of $4.0 million in connection with water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the three and six months ended January 31, 2011, the Company recorded a gain of $0.8 million and $2.6 million, respectively, from this insurance claim.

Note 4—Marketable Securities

As of July 31, 2010, the Company classified all of its marketable securities as “available-for-sale” securities. Marketable securities were stated at estimated fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company had no marketable securities at January 31, 2011.

The following is a summary of marketable securities at July 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
Debt securities	$352	$—	$(131)	$221

The Company’s marketable securities at July 31, 2010 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.2 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $7.7 million in exchange for these auction rate securities as a result of the settlement of the Company’s arbitration claim. The Company incurred legal fees and other costs of $2.0 million in connection with the arbitration and settlement. The Company recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in the accompanying condensed consolidated statement of operations.

Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in the six months ended January 31, 2011 were $5.7 million and $5.4 million, respectively. Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in the six months ended January 31, 2010 were $4.6 million and $0.3 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

At July 31, 2010, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)

Debt securities	$131	$218

At January 31, 2011 and July 31, 2010, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2011:
Assets:
Derivative contract	$383	$—	$—	$383

Liabilities:
Derivative contracts	$98	$—	$980	$1,078

July 31, 2010:
Assets:
Debt securities	$3	$—	$218	$221

Liabilities:
Derivative contracts	$87	$—	$200	$287

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

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These contracts consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, (2) an option to purchase shares of a subsidiary, which is classified as Level 3 and (3) warrants to purchase shares of a subsidiary, which is classified as Level 3. The stock option was issued in April 2010 by the Company’s subsidiary, Genie Energy International Corporation (formerly Genie Energy Corporation) (“GEIC”). The GEIC stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million. The fair value of the GEIC stock option was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 32% based on historical volatility of comparable companies and other factors, (2) a discount rate of 1.93% and (3) expected term of 4.2 years. The warrants were issued in November 2010 by the Company’s subsidiary, Genie Oil and Gas, Inc. (“GOGI”). The GOGI warrants are exercisable until November 12, 2011 at an exercise price of up to $2 million. The fair value of the GOGI warrants were estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 104% based on historical volatility of comparable companies and other factors, (2) a discount rate of 0.3% and (3) expected term of 0.8 years.

In the three and six months ended January 31, 2010, the Company’s debt securities and derivative contracts that were classified as Level 3 included a structured note with an embedded derivative that was bifurcated. The fair values of the structured note and the embedded derivative were estimated primarily based on pricing information from the counterparty. The structured note matured in November 2009.

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31, 2011		Three Months Ended January 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$—	$(400)	$5,577	$(888)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	(80)	(156)	488
Included in earnings in “Selling, general and administrative expense”	—	56	—	—
Included in other comprehensive loss	—	—	8	—
Purchases, sales, issuances and settlements	—	(556)	(5,000)	400
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$(980)	$429	$—

The amount of total gains or losses for the period included in earnings in “Other (expense) income, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$(80)	$—	$—

	Six Months Ended January 31, 2011		Six Months Ended January 31, 2010
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$218	$(200)	$5,685	$(686)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	5,379	(280)	(156)	286
Included in earnings in “Selling, general and administrative expense”	—	56	—	—
Included in other comprehensive gain	131	—	(100)	—
Purchases, sales, issuances and settlements	(5,728)	(556)	(5,000)	400
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$(980)	$429	$—

The amount of total gains or losses for the period included in earnings in “Other (expense) income, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period	$—	$(280)	$—	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At January 31, 2011 and July 31, 2010, the carrying value of the Company’s financial instruments included in certificates of deposit, trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations and other current liabilities approximate fair value because of the short period of time to maturity. At January 31, 2011 and July 31, 2010, the carrying value of the Company’s notes payable and other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at January 31, 2011 and July 31, 2010 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.1 million and $1.0 million at January 31, 2011 and July 31, 2010, respectively, which the Company believes was not impaired.

Note 6—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity forward contracts are entered into to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates. Also, one of the Company’s marketable securities was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

IDT Energy has entered into forward contracts as hedges against unfavorable fluctuations in natural gas and electricity prices. These contracts do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of January 31, 2011, IDT Energy had the following contracts outstanding:

Commodity	Settlement Date	Volume
Electricity	February 2011	16,800 MWh
Natural gas	March 2011	77,500 mmbtu

The Company’s subsidiaries, GEIC and GOGI, issued an option and warrants, respectively that are subject to derivative accounting. The GEIC stock option was issued in April 2010 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGI warrants were issued in November 2010 and are exercisable until November 12, 2011 at an exercise price of up to $2 million.

The fair values of outstanding derivative instruments recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	January 31, 2011	July 31, 2010
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contract	Other current assets	$383	$—

The fair values of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	January 31, 2011	July 31, 2010
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$98	$87
GOGI warrants	Other current liabilities	500	—
GEIC stock option	Other liabilities	480	200

Total liability derivatives		$1,078	$287

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended January 31,		Six Months Ended January 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2011	2010	2011	2010
		(in thousands)
Energy contracts	Direct cost of revenues	$772	$155	$372	$355
GOGI warrants	Selling, general and administrative expense	(500)	—	(500)	—
GEIC stock option	Other (expense) income, net	(80)	—	(280)	—
Structured note embedded derivative	Other (expense) income, net	—	488	—	286

Total		$192	$643	$(408)	$641

The Company is exposed to credit loss in the event of nonperformance by counterparties on certain of the above derivative instruments. Although nonperformance is possible, the Company does not anticipate nonperformance by any of these parties primarily because the contracts are with counterparties that the Company considers creditworthy.

Note 7—Investment in American Shale Oil, LLC

In April 2008, American Shale Oil Corporation (“AMSO”), a wholly-owned subsidiary of GOGI, acquired a 75% equity interest in American Shale Oil, L.L.C. (“AMSO, LLC”), in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, IDT Corporation acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million. Following this transaction, IDT Corporation owned 89.9% of the equity interests in AMSO, LLC, 75% through AMSO and 14.9% directly.

AMSO, LLC is one of three holders of leases granted by the U.S. Bureau of Land Management (“BLM”) to research, develop and demonstrate in-situ technologies for potential commercial shale oil production (“RD&D Lease”) in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners (including IDT Corporation’s 14.9% direct equity interest) other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. IDT Corporation assigned the cash proceeds of its override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by IDT Corporation. Following the transaction with Total, AMSO and Total each owned a 50% interest in AMSO, LLC. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical and financial assistance throughout the RD&D and commercial stages. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC:

	Six Months Ended January 31,
	2011	2010
	(in thousands)

Balance, beginning of period	$666	$278
Capital contributions	2,515	744
Equity in net loss of AMSO, LLC	(1,750)	(712)

Balance, end of period	$1,431	$310

The investment in AMSO, LLC is included in “Investments-long-term” in the condensed consolidated balance sheets and equity in net loss of AMSO, LLC is included in “Other (expense) income, net” in the condensed consolidated statement of operations.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions described below where the amount could be greater or lesser.

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC.

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

At January 31, 2011, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $3.6 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at January 31, 2011 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: cumulative capital contributions to AMSO, LLC	(6,387)

Estimated maximum exposure to additional loss	$3,613

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

Summarized unaudited balance sheets of AMSO, LLC are as follows:

	January 31, 2011	July 31, 2010
	(in thousands)
Assets
Cash and cash equivalents	$9,552	$4,446
Other current assets	147	210
Equipment, net	20	15
Other assets	519	453

Total assets	$10,238	$5,124

Liabilities and members’ interests
Current liabilities	$2,610	$1,366
Other liabilities	276	232
Members’ interests	7,352	3,526

Total liabilities and members’ interests	$10,238	$5,124

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	4,687	1,712	8,749	3,559

Total costs and expenses	4,687	1,712	8,749	3,559

Loss from operations	(4,687)	(1,712)	(8,749)	(3,559)
Other income	1	—	1	—

Net loss	$(4,686)	$(1,712)	$(8,748)	$(3,559)

Note 8—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2011
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2010	$183,789	$2,184	$185,973
Dividends declared ($0.44 per share)	(9,961)	—	(9,961)
Exercise of stock options	442	—	442
Sales of stock of subsidiary	11,200	(1,200)	10,000
Distributions	—	(1,100)	(1,100)
Stock-based compensation	2,092	—	2,092
Comprehensive income:
Net income	19,584	(555)	19,029
Other comprehensive income	1,285	6	1,291

Comprehensive income (loss)	20,869	(549)	20,320

Balance, January 31, 2011	$208,431	$(665)	$207,766

Dividend Payments

On November 23, 2010, the Company paid a cash dividend of $0.22 per share for the first quarter of fiscal 2011 to shareholders of record at the close of business on November 15, 2010 of the Company’s common stock, Class A common stock and Class B common stock. On December 28, 2010, the Company paid a cash dividend of $0.22 per share for the second quarter of fiscal 2011 to shareholders of record at the close of business on December 16, 2010 of the Company’s common stock, Class A common stock and Class B common stock. The aggregate dividend paid was $10.0 million.

Sales of Stock of Subsidiary

In November 2010, Lord (Jacob) Rothschild and Rupert Murdoch separately purchased equity interests in GOGI equal to a cumulative 5.5% interest for an aggregate of $11.0 million, of which $10.0 million was paid in cash and a promissory note was issued for the remaining $1.0 million. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58%, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with these transactions, in November 2010 warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of GOGI at an exercise price of up to $2 million that are exercisable through November 12, 2011. GOGI consists of the Company’s interests in AMSO, Israel Energy Initiatives, Ltd. (“IEI”) and T.C.T. Thermal Cleaning Technologies, Ltd.

Stock-Based Compensation

In December 2010 and January 2011, an aggregate of 0.3 million restricted shares of the Company’s Class B common stock was granted to certain of the Company’s directors, officers and employees. Total unrecognized compensation cost on the grant date was $9.4 million. The unrecognized compensation cost of $8.2 million at January 31, 2011 is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $1.2 million in the three months ended January 31, 2011.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.7 million at January 31, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. The Company recognized compensation cost related to this agreement of $0.2 million in the three months ended January 31, 2011 and 2010 and $0.4 million in the six months ended January 31, 2011 and 2010.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock and common stock, without regard to class. There were no repurchases in the six months ended January 31, 2011. In the six months ended January 31, 2010, the Company repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.7 million. As of January 31, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

Exchange Offer and Conversion of the Company’s Common Stock

On January 24, 2011, in connection with the Company’s previously announced offer to exchange one share of its Class B common stock (NYSE: IDT) for each share of common stock (NYSE: IDT.C) outstanding, the Company exchanged 1.9 million shares of its Class B common stock for 1.9 million shares of its common stock.

 The Company’s Board of Directors has scheduled a Special Meeting of Stockholders to be held on April 4, 2011 in order to amend and restate the Company’s certificate of incorporation to (1) effect a conversion and reclassification of each outstanding share of common stock into one share of Class B common stock, (2) eliminate the common stock and provisions relating thereto, (3) provide for the conversion of Class A common stock into Class B common stock instead of common stock, and (4) revise the provision relating to dividends and distributions. If the proposed amendments become effective, the Company will no longer have any shares of common stock authorized or outstanding and will only have two classes of common stock remaining – Class A common stock, which is not publicly traded, and Class B common stock. Howard Jonas, who controls the right to exercise approximately 76% of the combined voting power of the Company’s outstanding capital stock, has indicated that he intends to vote all shares of the Company’s stock over which he exercises voting control in favor of the amendments to the certificate of incorporation.

Mr. Jonas has agreed to ensure that his voting power will not increase due to the exchange offer and the conversion. Promptly following the conversion, if it is approved and effected, Mr. Jonas will exchange 1.7 million shares of the Company’s Class A common stock (which is entitled to three votes per share) for shares of the Company’s Class B common stock (which is entitled to one-tenth of a vote per share) so that the voting power of shares of the Company’s capital stock over which Mr. Jonas exercises voting control will remain the same as it was immediately prior to the commencement of the exchange offer.

In addition, at the appropriate time, the Company intends to seek to delist its common stock from the New York Stock Exchange and apply to terminate the registration of that class of stock under the Securities Exchange Act of 1934, as amended.

Note 9—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Basic weighted-average number of shares	20,565	20,563	20,554	20,377
Effect of dilutive securities:
Stock options	5	—	3	—
Non-vested restricted common stock	809	466	795	382
Non-vested restricted Class B common stock	1,081	424	1,067	268

Diluted weighted-average number of shares	22,460	21,453	22,419	21,027

The following securities have been excluded from the dilutive earnings per share computations because their inclusion would have been anti-dilutive:

	January 31,
	2011	2010
	(in thousands)
Stock options	531	883
Non-vested restricted common stock	—	—
Non-vested restricted Class B common stock	—	—

Total	531	883

For the three and six months ended January 31, 2011 and 2010, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were not included in the diluted earnings per share because their effect would have been anti-dilutive.

Note 10—Comprehensive Income

The Company’s comprehensive income consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in thousands)
Net income	$3,190	$3,919	$19,029	$262
Foreign currency translation adjustments	1,322	(1,235)	1,162	67
Unrealized (loss) gains on available-for-sale securities	(2)	8	129	(100)

Comprehensive income	4,510	2,692	20,320	229
Comprehensive loss (income) attributable to noncontrolling interests	745	(210)	549	(34)

Comprehensive income attributable to IDT Corporation	$5,255	$2,482	$20,869	$195

Note 11—Business Segment Information

The Company has four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. IDT Energy and Genie Oil and Gas comprise the Genie Energy division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Company owns 96.8% of its subsidiary, Genie Energy International Corporation, which owns 100% of IDT Energy and 94.5% of Genie Oil and Gas, Inc.

The Telecom Platform Services segment provides various telecommunications solutions including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. The Genie Oil and Gas segment consists of (i) AMSO, which holds and manages a 50% interest in AMSO, LLC, the Company’s shale oil initiative in Colorado, (ii) an 89% interest in IEI, the Company’s shale oil initiative in Israel and (iii) an 84% interest in T.C.T. Thermal Cleaning Technologies Ltd., the Company’s in-situ thermal remediation services and technologies initiative in Israel. All Other includes (i) Zedge, a worldwide destination for the discovery and distribution of mobile content, (ii) Fabrix T.V., Ltd., the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (iii) certain real estate and (iv) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Genie Oil and Gas	All Other	Corporate	Total
Three Months Ended January 31, 2011
Revenues	$334,420	$6,904	$57,849	$—	$2,339	$—	$401,512
Operating income (loss)	9,392	1,994	5,399	(3,111)	(628)	(4,941)	8,105
Severance and other charges	926	—	—	—	—	127	1,053

Three Months Ended January 31, 2010
Revenues	$290,417	$9,922	$60,747	$—	$1,586	$—	$362,672
Operating income (loss)	982	3,144	11,780	(1,115)	(3,192)	(3,969)	7,630
Severance and other charges	610	—	63	—	52	879	1,604

Six Months Ended January 31, 2011
Revenues	$636,898	$14,365	$103,357	$—	$4,264	$—	$758,884
Operating income (loss)	14,868	4,042	14,187	(5,239)	104	(8,857)	19,105
Severance and other charges	926	—	—	—	—	127	1,053

Six Months Ended January 31, 2010
Revenues	$565,601	$20,289	$101,059	$—	$3,052	$—	$690,001
Operating (loss) income	(2,901)	7,020	22,274	(2,611)	(6,061)	(9,936)	7,785
Severance and other charges	578	—	63	—	(82)	1,004	1,563

Telecom Platform Services’ operating income in the three and six months ended January 31, 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 3) and an expense of $9.8 million related to an action alleging patent infringement (see Notes 3 and 12).

All Other’s operating income in the three and six months ended January 31, 2011 included a gain of $0.8 million and $2.6 million, respectively, related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey, and a gain of nil and $0.6 million, respectively, from the settlement of other claims (see Note 3).

Note 12—Legal Proceedings

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. Alexsam filed its complaint against the Company in September 2007. The Company intends to appeal the verdict. The Company does not expect that this decision will have a material impact on its future business operations. In the three months ended January 31, 2011, the Company recorded an expense of $9.8 million related to this matter, which is included in “Other operating gains, net” in the Company’s condensed consolidated statement of operations. As of January 31, 2011, the Company had $9.1 million in accrued expenses for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging Breach of Contract, Anticipatory Breach, and Breach of Covenant of Good Faith and Fair Dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with the 2009 Settlement Agreement, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges Breach of Contract, Anticipatory Breach, Breach of Covenant of Good Faith and Fair Dealing, Common Law Fraud, Negligence and Deceptive Business Practices. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. The parties participated in non-binding mediation on March 14 -15, 2011, which did not result in a resolution. However, the parties continue to discuss ways to reach an amicable resolution of this matter. As of January 31, 2011, the Company’s remaining accrual for these matters was $14.3 million. The Company is currently unable to form an estimate of any potential additional liabilities to the Company related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. The state attorney has been given until April 4, 2011 to respond. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse affect on IEI’s oil shale venture in Israel.

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

On May 15, 2009, T-Mobile USA, Inc. (“T-Mobile”) filed a complaint (which was subsequently amended) against a subsidiary of the Company in the Superior Court of the State of Washington, King County. The complaint alleges that the subsidiary breached a Wholesale Supply Agreement entered into between T-Mobile and the subsidiary in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that the subsidiary purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties are engaged in discovery. A trial date is set for August 1, 2011. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which the Company opposed.

On March 29, 2004, D. Michael Jewett, a former employee whose employment the Company terminated less than seven months after he was first hired, filed a complaint against the Company in the United States District Court, District of New Jersey, following his termination. The complaint alleges (i) violations of the New Jersey Anti-Racketeering Statute; (ii) violations of the New Jersey Conscientious Employee Protection Act; (iii) violations of the New Jersey Law Against Discrimination; (iv) common law defamation; and (v) New Jersey common law intentional infliction of emotional distress. Jewett sought damages of $31 million, plus attorneys’ fees. At various times over the course of the action and on different motions, the Court dismissed many of the claims asserted. The Company denied liability for all claims. On or about November 5, 2010, Jewett and the Company reached a confidential settlement of this matter. The settlement did not have a material effect on the Company’s results of operations, cash flows or financial condition.

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

Note 13—Commitments and Contingencies

The Company had purchase commitments of $2.8 million as of January 31, 2011.

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($15.3 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($17.2 million) and SEK 22 million ($3.4 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. Although the Company cannot be certain of the ultimate outcome of this matter, the Company believes that it is more likely than not that its appeal will be successful. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, gross receipts tax and property tax. As of January 31, 2011, the Company had accrued an aggregate of $4.9 million related to these audits. In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets. In January 2011, the Company received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit that included an aggregate assessment of tax, interest and penalties of $1.5 million. In addition, in April 2010 the Company received preliminary audit findings for a New York State excise tax audit that included an aggregate of $1.4 million due for tax and interest. The Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

As of January 31, 2011, the Company had letters of credit outstanding totaling $8.5 million, the majority of which expire by January 31, 2012. The letters of credit outstanding at January 31, 2011 were collateral to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. As of January 31, 2011 and July 31, 2010, cash and cash equivalents of $6.9 million and $11.8 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable purchase of receivables program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of January 31, 2011, cash and cash equivalents of $0.2 million and trade accounts receivable of $33.6 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $15.1 million as of January 31, 2011.

As of January 31, 2011 and July 31, 2010, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $9 million and $10 million, respectively, that was held pursuant to regulatory requirements related to IDT Financial Services Holding Limited, the Company’s European prepaid payment services business.

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period ending in August 2011 or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. At January 31, 2011, an estimated liability for this commitment of $3.5 million was included in “Other current liabilities” in the condensed consolidated balance sheet.

Note 14—Recently Issued Accounting Standards Not Yet Adopted

On February 1, 2010, the Company adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements (see Note 5). Pursuant to the amendment, the adoption of the new disclosures about the activity within Level 3 of the fair value hierarchy is not required until August 1, 2011. The Company does not expect the adoption of these new disclosures to have an impact on its financial position, results of operations or cash flows.

In December 2010, the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, was issued. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity will consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption, an entity must assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed as of the date of adoption to measure the amount of impairment, if any. The Company is required to adopt this standard update on August 1, 2011. The carrying amount of one of the Company’s reporting units in its Telecom Platform Services segment was negative in its fiscal 2010 goodwill impairment test. At January 31, 2011, this reporting unit had goodwill of $11.7 million. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

Note 15—Potential Spin-offs

On March 15, 2011, the Company’s subsidiary Innovative Communications Technologies, Inc. (“ICTI”) filed a Form 10 registration statement with the SEC related to the spin-off of ICTI to the Company’s stockholders. ICTI will own a portfolio of patents related primarily to communications over computer networks, including VoIP, and the licensing business related to those patents. It is currently contemplated that each of the Company’s stockholders will receive one share of ICTI for every five shares of the Company held on the record date. The record date and share distribution dates have not yet been determined. Upon completion of the spin-off, ICTI is expected to trade on the over-the-counter market. Completion of the spin-off is subject to final approval by the Company’s Board of Directors and confirmation of the tax-free nature of the transaction, as well as the effectiveness of the Form 10 registration statement. The Form 10 includes detailed information about ICTI, the spin-off and related matters. The Company’s Board of Directors reserves the right to amend, modify or abandon the spin-off and the related transactions at any time prior to the distribution date. Also on March 15, 2011, ICTI granted to two employees of the Company shares of ICTI’s Class B common stock representing 5.5% of ICTI’s outstanding equity. These ICTI shares vested immediately.

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

We followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q. In accordance with Item 10(f)(1)(i) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million as of January 29, 2010, the last business day of our second quarter in fiscal 2010. However, we believe that our public float was greater than $75 million as of January 31, 2011, the last business day of our second quarter in fiscal 2011. If our public float was greater than $75 million as of January 31, 2011, then in accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure available to smaller reporting companies to the disclosure requirements applicable to all other companies beginning with our Quarterly Report on Form 10-Q for our first quarter in fiscal 2012.

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

Overview

We are a multinational holding company with operations primarily in the telecommunications and energy industries. Our principal businesses consist of:

•
IDT Telecom, which is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides various telecommunications solutions including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. Consumer Phone Services provides consumer local and long distance services in the United States.

•
Genie Energy, of which we own 96.8%, which is comprised of IDT Energy and our 94.5% interest in Genie Oil and Gas. IDT Energy operates our energy services company that resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. Genie Oil and Gas consists of (i) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our shale oil initiative in Colorado, (ii) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our shale oil initiative in Israel and (iii) an 84% interest in T.C.T. Thermal Cleaning Technologies Ltd., our in-situ thermal remediation services and technology initiative in Israel.

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

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Revenues, income before income taxes and net income of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2011	2010	2011	2010
	(in millions)
Revenues	$—	$—	$—	$4.0

Loss before income taxes	$—	$(0.2)	$—	$—

Net loss	$—	$(0.2)	$—	$(0.2)

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. Included in “Discontinued operations, net of tax” in the three and six months ended January 31, 2010 were costs of $0.1 million and $0.2 million, respectively, which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Investment in American Shale Oil, LLC

In April 2008, AMSO acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million. Following this transaction, we owned 89.9% of the equity interests in AMSO, LLC, 75% through AMSO and 14.9% directly.

AMSO, LLC is one of three holders of leases granted by the U.S. Bureau of Land Management, or BLM, to research, develop and demonstrate in-situ technologies for potential commercial shale oil production, or RD&D Lease, in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment pursuant to the Oil Shale Management Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners (including our 14.9% direct equity interest) other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. We assigned the cash proceeds of our override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by us. Following the transaction with Total, AMSO and Total each owned a 50% interest in AMSO, LLC. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical and financial assistance throughout the RD&D and commercial stages. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

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

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC.

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

At January 31, 2011, our estimated maximum exposure to additional loss as a result of the required investment in AMSO, LLC was $3.6 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at January 31, 2011 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: cumulative capital contributions to AMSO, LLC	(6.4)

Estimated maximum exposure to additional loss	$3.6

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

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 85.8% and 84.9% of our total revenues from continuing operations in the six months ended January 31, 2011 and 2010, respectively.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per minute price realizations and our average per minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, both in our prepaid services and wholesale markets.

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

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into less office space that we are leasing at 550 Broad Street. We will remain at 550 Broad Street on an interim basis while evaluating other long term relocation options. At January 31, 2011, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $45.5 million and the mortgage payable balance was $26.2 million. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material. As of January 31, 2011, we have received aggregate proceeds from insurance of $4.0 million in connection with water damage to portions of the building and improvements at 520 Broad Street. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the three and six months ended January 31, 2011, we recorded a gain of $0.8 million and $2.6 million from this insurance claim which is included in “Other operating gains, net” in our condensed consolidated statement of operations.

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

Results of Operations

Three and Six Months Ended January 31, 2011 Compared to Three and Six Months Ended January 31, 2010

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenues
IDT Telecom	$341.3	$300.3	$41.0	13.7%	$651.3	$585.9	$65.4	11.2%
IDT Energy	57.8	60.8	(3.0)	(4.8)	103.3	101.1	2.2	2.3
Genie Oil and Gas	—	—	—	—	—	—	—	—
All Other	2.4	1.6	0.8	47.4	4.3	3.0	1.3	39.7

Total revenues	$401.5	$362.7	$38.8	10.7%	$758.9	$690.0	$68.9	10.0%

Revenues. The increase in IDT Telecom revenues in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was due to an increase in the revenues of our Telecom Platform Services segment, which more than offset a decline in the revenues of our Consumer Phone Services segment. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 28.9% from 5.08 billion in the three months ended January 31, 2010 to 6.55 billion in the three months ended January 31, 2011, and increased 29.5% from 9.76 billion in the six months ended January 31, 2010 to 12.64 billion in the six months ended January 31, 2011. The decrease in IDT Energy revenues in the three months ended January 31, 2011 compared to the similar period in fiscal 2010 was primarily a result of the decrease in natural gas revenues due to declines in the average rate charged to customers and in consumption. The increase in IDT Energy revenues in the six months ended January 31, 2011 compared to the similar period in fiscal 2010 was primarily because of an increase in electricity revenues partially offset by a decrease in natural gas revenues. As of January 31, 2011, IDT Energy’s customer base consisted of approximately 373,000 meters compared to 369,000 meters as of July 31, 2010 and 366,000 meters as of January 31, 2010. In the third quarter of fiscal 2010, IDT Energy began adding customers in a limited number of utility territories within New Jersey and Pennsylvania. In the second quarter of fiscal 2011, IDT Energy commenced customer acquisition activities in three additional utility territories in these states.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$329.3	$288.5	$40.8	14.1%	$612.5	$546.7	$65.8	12.0%
Selling, general and administrative	60.3	55.1	5.2	9.4	117.9	112.6	5.3	4.7
Depreciation and amortization	5.5	8.4	(2.9)	(34.7)	11.2	17.8	(6.6)	(37.2)
Research and development	2.1	1.4	0.7	52.0	4.5	3.5	1.0	30.1
Severance and other charges	1.1	1.6	(0.5)	(34.3)	1.1	1.6	(0.5)	(32.6)

Total costs and expenses	$398.3	$355.0	$43.3	12.2%	$747.2	$682.2	$65.0	9.5%

Direct Cost of Revenues. The increase in direct cost of revenues in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was due to increases in the direct cost of revenues of IDT Telecom and IDT Energy. Direct cost of revenues of IDT Telecom increased as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute as well as the translation effect of the weakening of various foreign currencies compared to the U.S. Dollar. The increase in IDT Energy’s direct cost of revenues was the result of increases in the average unit cost of electricity and in electricity consumption, which more than offset a decrease in the direct cost of revenues of natural gas. Overall gross margin decreased from 20.5% and 20.8% in the three and six months ended January 31, 2010, respectively, to 18.0% and 19.3% in the three and six months ended January 31, 2011, respectively, as a result of declines in gross margins of IDT Telecom and IDT Energy.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was due to increases in the selling, general and administrative expenses of IDT Telecom, IDT Energy, Genie Oil and Gas and, in the three months ended January 31, 2011, Corporate. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 15.2% and 16.3% in the three and six months ended January 31, 2010, respectively, to 15.0% and 15.5% in the three and six months ended January 31, 2011, respectively, as total revenues increased at a faster rate than selling, general and administrative expenses. We expect that selling, general and administrative expenses as a percentage of total revenue will remain near the current level for the foreseeable future.

Stock-based compensation expense included in selling, general and administrative expenses was $2.2 million and $2.6 million in the three and six months ended January 31, 2011, respectively, compared to $0.7 million and $1.9 million in the three and six months ended January 31, 2010, respectively. Stock-based compensation expense primarily results from the vesting of restricted stock and stock option grants, and in fiscal 2011 also includes expense related to warrants issued in November 2010 by our subsidiary, Genie Oil and Gas, Inc., or GOGI, in connection with the purchase of equity interests in GOGI by Lord (Jacob) Rothschild and Robert Murdoch. The GOGI warrants are recorded at fair value which is estimated using a Black-Scholes valuation model. The increase in stock-based compensation expense in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to expense of $1.2 million related to the vesting of restricted shares of our Class B common stock granted to certain of our directors, officers and employees in December 2010 and January 2011, as well as expense of $0.5 million related to the GOGI warrants. An aggregate of 0.3 million restricted shares of our Class B common stock were granted in December 2010 and January 2011. The unrecognized compensation cost of $8.2 million at January 31, 2011 related to the restricted stock grants is expected to be recognized over the remaining vesting period that ends in December 2013.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.7 million at January 31, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. We recognized compensation cost related to this agreement of $0.2 million in the three months ended January 31, 2011 and 2010 and $0.4 million in the six months ended January 31, 2011 and 2010.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to more of IDT Telecom’s property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect the reductions in depreciation and amortization expense in the future to be more modest.

Research and Development. Research and development expenses consist of the following:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in millions)
Genie Oil and Gas Segment:
Israel Energy Initiatives, Ltd.	$1.8	$0.8	$3.5	$2.0
All Other:
Fabrix T.V., Ltd.	0.3	0.6	1.0	1.5

Total research and development expenses	$2.1	$1.4	$4.5	$3.5

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

Fabrix T.V., Ltd. is our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable, telecommunications, Internet service providers and web based video portals who are interested in deep video storage or in offering personalized television applications and remote DVR capabilities. In August 2010, a major cable operator licensed our software to empower its cloud-based DVR offering, and in December 2010, a second cable operator licensed our software.

Severance and Other Charges. Severance and other charges in the three and six months ended January 31, 2011 consisted primarily of costs to terminate a contract for a technology development and support group. Severance and other charges in the three and six months ended January 31, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating Gains, net. The following table summarizes the other operating gains, net by business segment:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in millions)
Telecom Platform Services-gain on termination of agreement	$14.4	$—	$14.4	$—
Telecom Platform Services- loss from alleged patent infringement	(9.8)	—	(9.8)	—
Corporate-other	(0.5)	—	(0.5)	—
All Other-gain on insurance claim	0.8	—	2.6	—
All Other-gain from the settlement of other claims	—	—	0.7	—

Total	$4.9	$—	$7.4	$—

In connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of Bresnan Broadband Holdings, LLC (or BBH), BBH exercised its option to terminate the services being provided by us to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by us of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. We incurred legal fees of $0.7 million in connection with this matter. We do not expect that this decision will have a material impact on our future business operations.

As of January 31, 2011, we had received aggregate proceeds from insurance of $4.0 million in connection with water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. In the three and six months ended January 31, 2011, we recorded a gain of $0.8 million and $2.6 million, respectively, from this insurance claim.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Income from operations	$8.1	$7.6	$0.5	6.2%	$19.1	$7.8	$11.3	145.4%
Interest expense, net	(1.5)	(2.0)	0.5	21.3	(3.2)	(3.3)	0.1	2.1
Other (expense) income, net	(2.4)	0.1	(2.5)	nm	3.0	(1.1)	4.1	376.6
(Provision for) benefit from income taxes	(1.0)	(1.6)	0.6	39.8	0.1	(2.8)	2.9	105.5

Income from continuing operations	3.2	4.1	(0.9)	(22.9)	19.0	0.6	18.4	nm
Discontinued operations, net of tax	—	(0.2)	0.2	100.0	—	(0.4)	0.4	100.0

Net income	3.2	3.9	(0.7)	(18.6)	19.0	0.2	18.8	nm
Net loss (income) attributable to noncontrolling interests	0.7	(0.2)	0.9	455.2	0.6	—	0.6	nm

Net income attributable to IDT Corporation	$3.9	$3.7	$0.2	6.1%	$19.6	$0.2	$19.4	nm

nm—not meaningful

Interest Expense, net. The decrease in interest expense, net in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was due to an increase in interest income and a decrease in interest expense, partially offset by an increase in finance charges from the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP) dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The BP finance charges increased to $0.6 million and $1.1 million in the three and six months ended January 31, 2011, respectively, compared to $0.5 million and $0.8 million in the three and six months ended January 31, 2010, respectively.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2011	2010	2011	2010
	(in millions)
Equity in net loss of AMSO, LLC	$(0.9)	$(0.3)	$(1.7)	$(0.7)
Gain on settlement of auction rate securities arbitration claim	—	—	5.4	—
Foreign currency transaction (losses) gains	(0.1)	0.5	0.5	0.7
Loss on investments	(1.0)	(0.7)	(0.7)	(1.6)
Other	(0.4)	0.6	(0.5)	0.5

Total other (expense) income, net	$(2.4)	$0.1	$3.0	$(1.1)

AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the oil shale resources in its RD&D Lease area. AMSO, LLC intends to conduct a pilot test to confirm the accuracy of several of the key underlying assumptions of the proposed heating and retorting process. AMSO, LLC currently plans to conduct the pilot test during the second half of calendar 2011, and is currently working with outside contractors and consultants to construct the pilot surface facilities and drill and complete the required wells. Specifically, the pilot well drilling plan has been finalized and construction work on the surface oil and gas processing facilities is advanced. We expect continued, significant increases in AMSO, LLC’s expenses reflecting the costs of facility construction, drilling and operations of the pilot test. Upon successful completion of the pilot heating test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease.

Our marketable securities included auction rate securities with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, we received cash of $7.7 million in exchange for these auction rate securities as a result of the settlement of our arbitration claim. We incurred legal fees and other costs of $2.0 million in connection with the arbitration and settlement. In the six months ended January 31, 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim.

Income Taxes. Income tax expense decreased in the three months ended January 31, 2011 compared to the similar period in fiscal 2010 due to decreases in state and local and foreign income tax expense. The benefit from income taxes in the six months ended January 31, 2011 was primarily due to a $2.0 million reversal of income tax expense related to an IRS audit that was completed in August 2010. State and local income tax expense decreased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 due to the reduction in IDT Energy’s income, and foreign income tax expense decreased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 due to a provision related to an audit last year. Interest on income taxes, which is classified as a component of income tax expense, was less than $0.1 million in the three and six months ended January 31, 2011 compared to $0.1 million and $0.4 million in the three and six months ended January 31, 2010, respectively. Our foreign income tax expense results from income generated by certain of our foreign subsidiaries that cannot be offset against losses of our other foreign subsidiaries.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$334.4	$290.4	$44.0	15.2%	$636.9	$565.6	$71.3	12.6%
Consumer Phone Services	6.9	9.9	(3.0)	(30.4)	14.4	20.3	(5.9)	(29.2)

Total revenues	$341.3	$300.3	$41.0	13.7%	$651.3	$585.9	$65.4	11.2%

Minutes of use
Prepaid services	3,065	2,515	550	21.9%	6,033	4,739	1,294	27.3%
Wholesale carrier	3,487	2,567	920	35.8	6,605	5,019	1,586	31.6

Total minutes of use	6,552	5,082	1,470	28.9%	12,638	9,758	2,880	29.5%

Average revenue per minute
Prepaid services	$0.0615	$0.0683	$(0.0068)	(10.0)%	$0.0604	$0.0703	$(0.0099)	(14.1)%
Wholesale carrier	0.0418	0.0462	(0.0044)	(9.4)	0.0413	0.0463	(0.0050)	(10.9)

Total average revenue per minute	$0.0510	$0.0571	$(0.0061)	(10.7)%	$0.0504	$0.0580	$(0.0076)	(13.1)%

Revenues. IDT Telecom revenues increased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 96.5% in the six months ended January 31, 2010 to 97.8% in the six months ended January 31, 2011, and Consumer Phone Services revenues decreased from 3.5% in the six months ended January 31, 2010 to 2.2% in the six months ended January 31, 2011.

Telecom Platform Services revenues increased 15.2% and 12.6% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010 due to increased revenues in both our wholesale carrier business as well as in our prepaid services business. The increase in Telecom Platform Services revenues is net of the effect of the year-over-year weakening of various foreign currencies, in particular European currencies, compared to the U.S. Dollar, which translated into a decrease in revenues of $4.6 million and $8.9 million in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010. In the U.S., revenues from our pay-as-you-go BOSS Revolution cardless international calling service and international mobile top-up, or IMTU, cards significantly increased, which more than compensated for the decrease in revenues from third party provided domestic mobile top-up cards (which were discontinued in the fourth quarter of fiscal 2010) and from traditional, IDT-branded disposable calling cards. Our calling card revenues in South America increased while our calling card revenues in Europe and Asia declined. In addition, our private label calling card sales to large retailers as well as our IDT-branded calling card sales to small and medium-sized retail chains declined primarily due to a contraction in both the number of retail accounts and customers that we service, as well as due to continued price competition.

Revenues from the wholesale carrier business increased 23.0% and 17.3% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010. The increase was primarily due to the significant growth in wholesale carrier minutes of use as a result of more successful sales and marketing efforts, as well as due to lower pricing per minute that generated more traffic to our network.

Total minutes of use for Telecom Platform Services increased 28.9% and 29.5% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to our wholesale carrier business increased 35.8% and 31.6% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010.

Minutes of use from our calling cards and other retail services increased 21.9% and 27.3% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010. In the three and six months ended January 31, 2011, minutes of use of our prepaid services business in Europe increased compared to the similar periods in fiscal 2010, which more than offset the decreases in minutes of use of our retail offerings in the U.S. and Asia. Minutes of use in our prepaid services business in South America decreased in the three months ended January 31, 2011 compared to the similar period in fiscal 2010, and increased in the six months ended January 31, 2011 compared to the similar period in fiscal 2010.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 10.7% and 13.1% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010. Average revenue per minute in both our wholesale carrier and our prepaid services offerings decreased due to continued aggressive competition.

Consumer Phone Services revenues declined 30.4% and 29.2% in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 16,600 as of January 31, 2011 compared to 23,500 as of January 31, 2010. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 65,400 as of January 31, 2011 compared to 85,900 as of January 31, 2010.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$279.3	$239.2	$40.1	16.7%	$527.9	$467.1	$60.8	13.0%
Consumer Phone Services	3.0	4.6	(1.6)	(33.2)	6.5	8.9	(2.4)	(26.9)

Total direct cost of revenues	$282.3	$243.8	$38.5	15.8%	$534.4	$476.0	$58.4	12.3%

Average termination cost per minute
Prepaid services	$0.0484	$0.0529	$(0.0045)	(8.4)%	$0.0473	$0.0546	$(0.0073)	(13.2)%
Wholesale carrier	0.0375	0.0414	(0.0039)	(9.3)	0.0367	0.0416	(0.0049)	(11.7)

Total average termination cost per minute	$0.0426	$0.0471	$(0.0045)	(9.4)%	$0.0418	$0.0479	$(0.0061)	(12.7)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute as well as the translation effect of the weakening of various foreign currencies. The impact on direct cost of revenues from currency translations, in particular European currency translations, was a decrease of $4.3 million and $8.3 million in the three and six months ended January 31, 2011, respectively, compared to the similar periods in fiscal 2010.

	Three months ended January 31,			Six months ended January 31,
	2011	2010	Change	2011	2010	Change
Gross margin percentage
Telecom Platform Services	16.5%	17.6%	(1.1)%	17.1%	$17.4%	(0.3)%
Consumer Phone Services	55.6	53.8	1.8	54.5	56.0	(1.5)

Total gross margin percentage	17.3%	18.8%	$(1.5)%	17.9%	$18.8%	(0.9)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 primarily due to product mix changes. Specifically, revenues from our traditional, higher margin IDT-branded prepaid calling cards have declined, while revenues from relatively lower margin IMTU cards and wholesale carrier traffic have increased.

Gross margins in our Consumer Phone Services segment increased in the three months ended January 31, 2011 compared to the similar period in fiscal 2010 primarily due to product mix changes, as lower margin bundled services declined at a faster rate than our higher margin, long-distance only services. Gross margins in our Consumer Phone Services segment decreased in the six months ended January 31, 2011 compared to the similar period in fiscal 2010 primarily due to a reversal, in the first quarter of fiscal 2010, of $0.6 million of costs originally recorded in a prior period that caused the gross margin in the six months ended January 31, 2010 to be unusually high.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$44.7	$42.2	$2.5	5.8%	$88.3	$85.1	$3.2	3.8%
Consumer Phone Services	1.8	2.2	(0.4)	(15.6)	3.8	4.3	(0.5)	(12.3)

Total selling, general and administrative expenses	$46.5	$44.4	$2.1	4.8%	$92.1	$89.4	$2.7	3.0%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to increases in compensation and benefits, third party commissions and bad debt expense, partially offset by decreases in consulting fees and facilities and equipment maintenance costs. The increase in third party commissions was partially a result of the continuing expansion of our U.S. distribution network. Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 as the cost structure continues to be right-sized to the needs of this declining revenue business. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 14.8% and 15.3% in the three and six months ended January 31, 2010, respectively, to 13.6% and 14.1% in the three and six months ended January 31, 2011, respectively.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.7	$7.4	$(2.7)	(35.5)%	$9.5	$15.7	$(6.2)	(39.6)%
Consumer Phone Services	—	—	—	(37.6)	—	0.1	(0.1)	(38.7)

Total depreciation and amortization	$4.7	$7.4	$(2.7)	(35.5)%	$9.5	$15.8	$(6.3)	(39.6)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and six months ended January 31, 2011 compared to the similar periods in fiscal 2010 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect the reductions in depreciation and amortization expense in the future to be more modest.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Severance and other charges
Telecom Platform Services	$0.9	$0.6	$0.3	51.9%	$0.9	$0.6	$0.3	60.1%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total severance and other charges	$0.9	$0.6	$0.3	51.9%	$0.9	$0.6	$0.3	60.1%

 Severance and Other Charges. Severance and other charges in the three and six months ended January 31, 2011 consisted primarily of costs to terminate a contract for a technology development and support group. Severance and other charges in the three and six months ended January 31, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating Gain, net. Telecom Platform Services’ income from operations in the three and six months ended January 31, 2011 included a gain from the termination of an agreement and an expense related to an action alleging patent infringement. In connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of BBH, BBH exercised its option to terminate the services being provided by us to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement, which we recorded as a gain.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by us of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. We incurred legal fees of $0.7 million in connection with this matter. We do not expect that this decision will have a material impact on our future business operations.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$9.4	$1.0	$8.4	856.0%	$14.9	$(2.9)	$17.8	612.5%
Consumer Phone Services	2.0	3.1	(1.1)	(36.6)	4.0	7.0	(3.0)	(42.4)

Total income from operations	$11.4	$4.1	$7.3	176.0%	$18.9	$4.1	$14.8	359.2%

IDT Energy Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%			$	%
	(in millions)
Revenues	$57.8	$60.8	$(3.0)	(4.8)%	$103.3	$101.1	$2.2	2.3%
Direct cost of revenues	46.5	44.4	2.1	4.8	77.3	70.1	7.2	10.3
Selling, general and administrative	5.9	4.5	1.4	32.1	11.8	8.6	3.2	37.8
Severance and other charges	—	0.1	(0.1)	(100.0)	—	0.1	(0.1)	(100.0)

Income from operations	$5.4	$11.8	$(6.4)	(54.2)%	$14.2	$22.3	$(8.1)	(36.3)%

Revenues. IDT Energy resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania in the third quarter of fiscal 2010. In the second quarter of fiscal 2011, IDT Energy commenced customer acquisition activities in three additional utility territories in New Jersey and Pennsylvania. IDT Energy’s revenues consisted of electricity sales of $29.6 million and $68.3 million in the three and six months ended January 31, 2011, respectively, compared to $29.1 million and $61.9 million in the same periods in fiscal 2010, and natural gas sales of $28.2 million and $35.0 million in the three and six months ended January 31, 2011, respectively, compared to $31.7 million and $39.2 million in the same periods in fiscal 2010. IDT Energy’s revenues are impacted by, among other things, the cost of the underlying commodities as well as the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased gas heat use and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers may reduce the demand for natural gas and electricity, respectively.

IDT Energy’s electricity revenues increased in the three months ended January 31, 2011 compared to the same period in fiscal 2010 as a result of an increase in consumption. IDT Energy’s electricity revenues increased in the six months ended January 31, 2011 compared to the same period in fiscal 2010 as a result of increases in the average rate charged to customers and in consumption. The average electric rate charged to customers decreased 1.0% in the three months ended January 31, 2011 and increased 6.5% in the six months ended January 31, 2011 compared to the same periods in fiscal 2010. Electric consumption increased 2.8% and 3.7% in the three and six months ended January 31, 2011, respectively, compared to the same periods in fiscal 2010.

IDT Energy’s natural gas revenues declined in the three and six months ended January 31, 2011 compared to the same periods in fiscal 2010 due to declines in the average rate charged to customers and in consumption. The average natural gas rate charged to customers decreased 10.1% and 6.8% in the three and six months ended January 31, 2011, respectively, compared to the same periods in fiscal 2010. Natural gas consumption declined 0.7% and 4.0% in the three and six months ended January 31, 2011, respectively, compared to the same periods in fiscal 2010.

The decreases in the average rates charged to customers for both electricity and natural gas in the three months ended January 31, 2011 compared to the same period in fiscal 2010 reflects discounted promotional rates for new customers as well as an effort to manage churn through rate adjustments. The increase in the average electric rate charged to customers in the six months ended January 31, 2011 compared to the same period in fiscal 2010 and the decrease in the average natural gas rate charged to customers in the six months ended January 31, 2011 compared to the same period in fiscal 2010 reflect the increases in the average rates charged to customers in the first quarter of fiscal 2011 compared to the similar period in fiscal 2010 of 13.0% and 5.6% for electricity and natural gas, respectively, offset by the decreases in the average rates charged to customers in the second quarter of fiscal 2011 compared to the similar period in fiscal 2010 as described above.

The increase in electric consumption reflects 3.7% and 7.6% increases in consumption per meter for electricity in the three and six months ended January 31, 2011, respectively, compared to the same periods in fiscal 2010, whereas the decline in natural gas consumption reflects 1.8% and 2.7% decreases in consumption per meter for natural gas in the three and six months ended January 31, 2011, respectively, compared to the same periods in fiscal 2010. The increase in electric consumption was the result of relatively higher usage meters added in the new territories coupled with, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, warmer temperatures. The decrease in natural gas consumption was a result of the loss of relatively high usage meters in upstate New York and the addition of a concentration of relatively low usage meters.

As of January 31, 2011, IDT Energy’s customer base consisted of approximately 373,000 meters (211,000 electric and 162,000 natural gas) compared to 369,000 meters (210,000 electric and 159,000 natural gas) as of July 31, 2010 and 366,000 meters (208,000 electric and 158,000 natural gas) as of January 31, 2010.

Gross meter acquisitions in the three and six months ended January 31, 2011 were 47,000 and 89,000, respectively, compared to 28,000 and 41,600 in the same periods in fiscal 2010. The new meter acquisitions in the three and six months ended January 31, 2011 were partially offset by customer churn, which resulted in net gains of approximately 8,000 meters since October 31, 2010 and approximately 4,000 meters since July 31, 2010. Average monthly churn increased compared to the same periods in fiscal 2010 from 2.8% in the three and six months ended January 31, 2010 to 4.6% and 4.7% in the three and six months ended January 31, 2011, respectively. IDT Energy intends to pursue targeted customer acquisition programs in select utility territories in both New Jersey and Pennsylvania, while anticipating a continued decline in its New York State meter count as a result of intensified competition and escalating customer acquisition costs.

The average rates of annualized energy consumption, as measured by residential customer equivalents (“RCEs”), increased 16.0% and 15.6% in the three and six months ended January 31, 2011, respectively, compared to the same periods in fiscal 2010, and 2.7% sequentially. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. The increases reflect a gradual shift in IDT Energy’s customer base to customers with higher electric consumption per meter as a result of targeted customer acquisition programs.

	January 31, 2011	October 31, 2010*	July 31, 2010*	April 30, 2010*	January 31, 2010	October 31, 2009	July 31, 2009
	(in thousands)
RCEs at end of fiscal quarter:
Electricity customers	124	122	117	103	98	95	92
Natural gas customers	91	87	88	88	87	86	89

Total RCEs	215	209	205	191	185	181	181

*—revised

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $24.5 million and $50.3 million in the three and six months ended January 31, 2011, respectively, compared to $20.0 million and $40.1 million in the same periods in fiscal 2010, and cost of natural gas of $22.0 million and $27.0 million in the three and six months ended January 31, 2011, respectively, compared to $24.4 million and $30.0 million in the same periods in fiscal 2010. Direct cost of revenues for electricity increased in the three and six months ended January 31, 2011 compared to the same periods in fiscal 2010 primarily as a result of the increase in the average unit cost as well as the increase in consumption. Direct cost of revenues for natural gas decreased in the three and six months ended January 31, 2011 compared to the same periods in fiscal 2010 primarily due to the decline in the average unit cost as well as the decrease in consumption.

Gross margins in IDT Energy decreased to 19.6% and 25.2% in the three and six months ended January 31, 2011, respectively, compared to 26.9% and 30.7% in the same periods in fiscal 2010. Comprising these figures were gross margins on electricity sales in the three and six months ended January 31, 2011 of 17.2% and 26.4%, respectively, compared to 31.4% and 35.3% in the same periods in fiscal 2010 and gross margins on natural gas sales in the three and six months ended January 31, 2011 of 22.0% and 22.8%, respectively, compared to 22.7% and 23.2% in the same periods in fiscal 2010. Gross margins were pressured by increasing competition in New York State and the impact of expansion into new territories in New Jersey and Pennsylvania, where some gross margin was sacrificed to facilitate customer acquisitions. The significant decline in electricity gross margin in the three months ended January 31, 2011 compared to the same period in fiscal 2010 was the result of higher average unit cost which was not reflected in the average rates charged to customers because of discounted promotional rates for new customers as well as an effort to manage churn through rate adjustments.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and six months ended January 31, 2011 as compared to the same periods in fiscal 2010 was due primarily to increases in customer acquisition costs which increased due to the significant increase in the number of new customers acquired and the expansion into new territories as described above. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 7.4% and 8.5% in the three and six months ended January 31, 2010, respectively, to 10.2% and 11.4% in the three and six months ended January 31, 2011, respectively, because of the significant increase in IDT Energy’s selling, general and administrative expenses compared to the change in its revenues.

 Severance and Other Charges. Severance and other charges in the three and six months ended January 31, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Genie Oil and Gas Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenues	$—	$—	$—	—%	$—	$—	$—	—%
Direct cost of revenues	—	—	—	—	—	—	—	—
General and administrative	1.3	0.3	1.0	270.7	1.7	0.6	1.1	181.7
Research and development	1.8	0.8	1.0	137.3	3.5	2.0	1.5	76.3

Loss from operations	$(3.1)	$(1.1)	$(2.0)	(178.7)%	$(5.2)	$(2.6)	$(2.6)	(100.6)%

General and Administrative. The increase in general and administrative expenses in the three and six months ended January 31, 2011 as compared to the same periods in fiscal 2010 was due primarily to an increase in stock-based compensation, which increased to $0.8 million in the three and six months ended January 31, 2011 from $0.2 million in the three and six months ended January 31, 2010. This increase was primarily a result of the issuance of the GOGI warrants in November 2010 in connection with the purchase of equity interests in GOGI by Lord (Jacob) Rothschild and Robert Murdoch. The GOGI warrants are recorded at fair value which is estimated using a Black-Scholes valuation model. Stock-based compensation expense related to the GOGI warrants was $0.5 million in the three and six months ended January 31, 2011 compared to nil in the three and six months ended January 31, 2010. In addition, the increase in general and administrative expenses in the three and six months ended January 31, 2011 as compared to the same periods in fiscal 2010 also included increases in payroll, consulting and professional fees.

Research and Development. Research and development expenses in the three and six months ended January 31, 2011 and 2010 were entirely related to the operations of IEI in Israel. IEI began its resource appraisal study in the third quarter of calendar 2009, and it is estimated that this phase will be finalized in calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan includes drilling and coring several wells to depths of approximately 600 meters as well as well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests. To date, the results from the appraisal process confirm IEI’s expectations as to the attractiveness of the oil shale resource in the license area from the standpoint of richness, thickness and hydrology. IEI has begun permitting and other preparatory work required prior to construction and operation of a pilot plant. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from shale. If not delayed by permitting, regulatory action or pending litigation (see Note 12-Legal Proceedings to the condensed consolidated financial statements), pilot test construction could begin during the second half of calendar 2011, and pilot test operations could begin as early as calendar 2012. Pilot test operations are contingent on receipt of an extension to the current three year license which expires in July 2011. The license may be extended for an additional four years. Assuming IEI receives an extension to the current license, the pending lawsuit is favorably resolved, and IEI successfully demonstrates a commercially viable technology, IEI intends to apply for a long-term commercial lease from the Israeli government to build and operate a commercial project. Under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

We expect continued, significant increases in the expenses of our Genie Oil and Gas segment reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing for operations and new business development activities.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
General and administrative expenses	$4.1	$2.8	$1.3	47.6%	$7.9	$8.4	$(0.5)	(5.8)%
Depreciation and amortization	0.2	0.3	(0.1)	(41.0)	0.4	0.5	(0.1)	(38.7)
Severance and other charges	0.1	0.9	(0.8)	(85.5)	0.1	1.0	(0.9)	(87.3)
Other operating loss	0.5	—	0.5	nm	0.5	—	0.5	nm

Loss from operations	$4.9	$4.0	$0.9	24.5%	$8.9	$9.9	$(1.0)	(10.9)%

nm—not meaningful

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

General and Administrative. The increase in Corporate general and administrative expenses in the three months ended January 31, 2011 as compared to the similar period in fiscal 2010 was primarily due to increases in legal fees and stock-based compensation, partially offset by a decrease in charitable contributions. The increase in stock-based compensation was the result of the vesting of restricted shares of our Class B common stock granted to certain of our directors, officers and employees in December 2010 and January 2011. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses increased from 0.8% in the three months ended January 31, 2010 to 1.0% in the three months ended January 31, 2011 because Corporate general and administrative expenses increased at a faster rate than our total consolidated revenues from continuing operations. The decrease in Corporate general and administrative expenses in the six months ended January 31, 2011 as compared to the similar period in fiscal 2010 was primarily due to decreases in payroll and related expenses and charitable contributions, partially offset by increases in legal and professional fees. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.2% in the six months ended January 31, 2010 to 1.0% in the six months ended January 31, 2011 because Corporate general and administrative expenses decreased and our total consolidated revenues from continuing operations increased. We anticipate that our Corporate general and administrative expenses excluding stock-based compensation will be approximately $15 million in fiscal 2011.

 Severance and Other Charges. Severance and other charges in the three and six months ended January 31, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards, litigation and other settlements, and borrowings from third parties. In addition, in fiscal 2010 and in the six months ended January 31, 2011, we had net cash provided by operating activities of $56.2 million and $29.5 million, respectively. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, certificates of deposit and short-term investments that we held as of January 31, 2011 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending January 31, 2012.

As of January 31, 2011, we had cash, cash equivalents, restricted cash and cash equivalents and certificates of deposit of $262.8 million and working capital (current assets less current liabilities) of $121.8 million. As of January 31, 2011, we also had $5.9 million in investments in hedge funds, of which $0.2 million was included in “Investments-short term” and $5.7 million was included in “Investments-long-term” in our condensed consolidated balance sheet.

As of January 31, 2011, cash and cash equivalents of $6.9 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our condensed consolidated balance sheet. The letters of credit outstanding at January 31, 2011 were collateral to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of January 31, 2011, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $9 million that was held pursuant to regulatory requirements related to IDT Financial Services Holding Limited, our European prepaid payment services business.

	Six months ended January 31,
	2011	2010
	(in millions)
Cash flows provided by (used in):
Operating activities	$29.5	$15.3
Investing activities	3.8	50.5
Financing activities	(3.5)	(16.3)
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)

Increase in cash and cash equivalents from continuing operations	30.3	49.4
Net cash provided by discontinued operations	—	0.4

Increase in cash and cash equivalents	$30.3	$49.8

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

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($15.3 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($17.2 million) and SEK 22 million ($3.4 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. Although we cannot be certain of the ultimate outcome of this matter, we believe that it is more likely than not that our appeal will be successful.

We are subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, gross receipts tax and property tax. As of January 31, 2011, we had accrued an aggregate of $4.9 million related to these audits. In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets. In January 2011, we received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit that included an aggregate assessment of tax, interest and penalties of $1.5 million. In addition, in April 2010 we received preliminary audit findings for a New York State excise tax audit that included an aggregate of $1.4 million due for tax and interest. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $6.1 million in the six months ended January 31, 2011 compared to $4.9 million in the six months ended January 31, 2010. We currently anticipate that total capital expenditures for all of our divisions for the twelve month period ending January 31, 2012 will be in the $10.0 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand. From time to time, we may also finance a portion of our capital expenditures through capital leases.

In the six months ended January 31, 2011 and 2010, cash used for capital contributions to AMSO, LLC was $2.5 million and $0.7 million, respectively.

We received $1.6 million and $1.0 million in the six months ended January 31, 2011 and 2010 from the redemption of certain of our investments in hedge funds.

Restricted cash and cash equivalents decreased $5.0 million and $45.3 million in the six months ended January 31, 2011 and 2010, respectively. The decrease in the six months ended January 31, 2010 was primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services resulting from our agreement with BP. Restricted cash and cash equivalents serve as collateral for letters of credit to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of January 31, 2011, cash and cash equivalents of $0.2 million and trade accounts receivable of $33.6 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $15.1 million as of January 31, 2011.

Net proceeds from sales of buildings were $0.1 million and $5.2 million in the six months ended January 31, 2011 and 2010, respectively. On July 31, 2009, Hillview Avenue Realty, LLC, or Hillview, a majority owned subsidiary of ours, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We had a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our net proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. We received additional proceeds of $0.1 million in the six months ended January 31, 2011. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our net proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in the six months ended January 31, 2010.

Proceeds from insurance of $3.5 million in the six months ended January 31, 2011 related to water damage in our building located at 520 Broad Street, Newark, New Jersey. As of January 31, 2011, we had received aggregate proceeds from insurance of $4.0 million in connection with this water damage claim. We recorded a gain of $2.6 million from this insurance claim in the six months ended January 31, 2011, which is included in “Other operating gains, net” in our condensed consolidated statement of operations.

In the six months ended January 31, 2011 and 2010, proceeds from marketable securities were $5.7 million and $4.6 million, respectively. Proceeds from marketable securities in the six months ended January 31, 2011 was from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In the six months ended January 31, 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in our condensed consolidated statement of operations. Proceeds from marketable securities in the six months ended January 31, 2010 was from the sale and maturities of marketable securities during the period.

We used cash of $5.2 million in the six months ended January 31, 2011 to purchase certificates of deposit at various banks. We received cash of $1.6 million in the six months ended January 31, 2011 from the maturity of certificates of deposit.

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

In each of November and December 2010, we paid cash dividends of $0.22 per share on our common stock, Class A common stock and Class B common stock. The aggregate dividends paid were $10.0 million. Our Board of Directors has stated its intent for us to continue to pay quarterly dividends based on operating performance and available resources, at least through the consummation of the proposed spin-off of Genie Energy (see below).

We distributed cash of $1.1 million and $1.3 million in the six months ended January 31, 2011 and 2010, respectively, to the noncontrolling interests in subsidiaries.

In November 2010, Lord (Jacob) Rothschild and Rupert Murdoch separately purchased equity interests in Genie Oil and Gas, Inc. equal to a cumulative 5.5% interest for an aggregate of $11.0 million, of which $10.0 million was paid in cash and a promissory note was issued for the remaining $1.0 million. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58%, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with these transactions, in November 2010 warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of Genie Oil and Gas, Inc. at an exercise price of up to $2 million that are exercisable through November 12, 2011. Genie Oil and Gas, Inc. consists of our interests in AMSO, IEI and T.C.T. Thermal Cleaning Technologies, Ltd.

We received proceeds from the exercise of our stock options of $0.4 million and nil in the six months ended January 31, 2011 and 2010, respectively.

Repayments of capital lease obligations were $2.5 million and $3.2 million in the six months ended January 31, 2011 and 2010, respectively. We also repaid other borrowings of $0.3 million in the six months ended January 31, 2011 and 2010.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and common stock, without regard to class. There were no repurchases in the six months ended January 31, 2011. In the six months ended January 31, 2010, we repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.7 million. As of January 31, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $148.2 million at January 31, 2011 from $117.9 million at July 31, 2010 due to increases in IDT Telecom, IDT Energy and Fabrix T.V., Ltd.’s gross trade accounts receivable. The increase in IDT Telecom’s gross trade accounts receivable was primarily due to billings in the six months ended January 31, 2011 in excess of collections during the period. The increase in IDT Energy’s gross trade accounts receivable was primarily the result of the seasonal increase in its gas revenues. Fabrix T.V., Ltd.’s gross trade accounts receivable increased primarily as a result of its August 2010 license agreement with a major cable operator.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 9.2% at January 31, 2011 and 10.7% at July 31, 2010 because IDT Telecom’s allowance for doubtful accounts as a percentage of its gross trade accounts receivable balance decreased to 12.6% at January 31, 2011 from 13.7% at July 31, 2010. In addition, the change in the allowance for doubtful accounts as a percentage of gross trade accounts receivable was impacted by the increase in Fabrix T.V., Ltd.’s gross trade accounts receivable.

Potential Spin-offs

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

On March 15, 2011, our subsidiary Innovative Communications Technologies, Inc., or ICTI, filed a Form 10 registration statement with the SEC related to the spin-off of ICTI to our stockholders. ICTI will own a portfolio of patents related primarily to communications over computer networks, including VoIP, and the licensing business related to those patents. It is currently contemplated that each of our stockholders will receive one share of ICTI for every five shares of ours held on the record date. The record date and share distribution dates have not yet been determined. Upon completion of the spin-off, ICTI is expected to trade on the over-the-counter market. Completion of the spin-off is subject to final approval by our Board of Directors and confirmation of the tax-free nature of the transaction, as well as the effectiveness of the Form 10 registration statement. The Form 10 includes detailed information about ICTI, the spin-off and related matters. Our Board of Directors reserves the right to amend, modify or abandon the spin-off and the related transactions at any time prior to the distribution date. Also on March 15, 2011, ICTI granted to two of our employees shares of ICTI’s Class B common stock representing 5.5% of ICTI’s outstanding equity. These ICTI shares vested immediately.

In November 2010, our Board of Directors directed us to pursue a spin-off of our Genie Energy division. The spin-off of Genie Energy under consideration is intended to be tax-free to our stockholders. No date has been set for the proposed spin-off as yet.

Foreign Currency Risk

Revenues from our international operations represented 32.6% and 34.9% of our consolidated revenues from continuing operations for the six months ended January 31, 2011 and 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Commodity Price Risk

Our primary commodity price risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the six months ended January 31, 2011 had remained the same as in the six months ended January 31, 2010, our cash flow from electricity sales would have increased by $4.6 million in the six months ended January 31, 2011 and our cash flow from natural gas sales would have increased by $0.7 million in the six months ended January 31, 2011.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time primarily through the use of forward contracts. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. These contracts do not qualify for hedge accounting, and the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

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

In December 2010, the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, was issued. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity will consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption, an entity must assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed as of the date of adoption to measure the amount of impairment, if any. We are required to adopt this standard update on August 1, 2011. The carrying amount of one of the reporting units in our Telecom Platform Services segment was negative in its fiscal 2010 goodwill impairment test. At January 31, 2011, this reporting unit had goodwill of $11.7 million. We are evaluating the impact that this standard update will have on our consolidated financial statements.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4T.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.    Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1–30, 2010	—	$—	—	5,411,783
December 1–31, 2010	—	$—	—	5,411,783
January 1–31, 2011	—	$—	—	5,411,783

Total	—	$—	—

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

IDT CORPORATION

March 17, 2011	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

March 17, 2011	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer