Form 10-Q
period 2011-04-30
IDT CORP
filed 2011-06-14
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 9, 2011, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,327 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,415,901 shares outstanding (excluding 2,167,877 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)
IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	July 31, 2010
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$269,255	$221,753
Restricted cash and cash equivalents	6,974	11,831
Certificates of deposit	3,633	300
Marketable securities	—	221
Trade accounts receivable, net of allowance for doubtful accounts of $14,651 at April 30, 2011 and $12,628 at July 31, 2010	128,206	105,232
Prepaid expenses	23,174	25,476
Investments—short-term	208	1,217
Other current assets	18,641	15,084

Total current assets	450,091	381,114
Property, plant and equipment, net	90,862	96,892
Goodwill	18,757	18,429
Other intangibles, net	2,879	3,675
Investments—long-term	8,458	8,375
Other assets	10,221	9,310

Total assets	$581,268	$517,795

Liabilities and equity
Current liabilities:
Trade accounts payable	$59,647	$52,957
Accrued expenses	154,953	143,822
Deferred revenue	82,205	69,186
Income taxes payable	9,380	10,085
Capital lease obligations—current portion	2,793	6,032
Notes payable—current portion	642	628
Other current liabilities	8,157	2,272

Total current liabilities	317,777	284,982
Capital lease obligations—long-term portion	—	407
Notes payable—long-term portion	33,540	33,640
Other liabilities	10,904	12,793

Total liabilities	362,221	331,822
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—nil and 100,000 at April 30, 2011 and July 31, 2010, respectively; nil and 9,241 shares issued and nil and 3,728 shares outstanding at April 30, 2011 and July 31, 2010, respectively	—	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 and 3,272 shares outstanding at April 30, 2011 and July 31, 2010, respectively	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,584 and 23,213 shares issued and 21,416 and 15,625 shares outstanding at April 30, 2011 and July 31, 2010, respectively	236	232
Additional paid-in capital	520,199	711,701
Treasury stock, at cost, consisting of nil and 5,513 shares of common stock, 1,698 and nil shares of Class A common stock and 2,168 and 7,588 shares of Class B common stock at April 30, 2011 and July 31, 2010, respectively	(87,237)	(295,626)
Accumulated other comprehensive income (loss)	3,059	(1,017)
Accumulated deficit	(215,002)	(231,626)

Total IDT Corporation stockholders’ equity	221,288	183,789
Noncontrolling interests:
Noncontrolling interests	(1,241)	2,184
Receivable for issuance of equity	(1,000)	—

Total noncontrolling interests	(2,241)	2,184

Total equity	219,047	185,973

Total liabilities and equity	$581,268	$517,795

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands, except per share data)
Revenues	$396,964	$355,423	$1,155,848	$1,045,424
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	319,602	281,242	932,065	827,901
Selling, general and administrative (i)	62,696	53,819	180,609	166,495
Depreciation and amortization	5,243	7,614	16,439	25,440
Research and development	3,192	2,269	7,735	5,761
Severance and other charges	—	2,888	1,053	4,451

Total costs and expenses	390,733	347,832	1,137,901	1,030,048
Other operating gains, net	—	8,985	7,389	8,985

Income from operations	6,231	16,576	25,336	24,361
Interest expense, net	(1,395)	(1,559)	(4,614)	(4,848)
Other (expense) income, net	(1,571)	978	1,419	(103)

Income from continuing operations before income taxes	3,265	15,995	22,141	19,410
Benefit from (provision for) income taxes	2,557	(3,465)	2,710	(6,257)

Income from continuing operations	5,822	12,530	24,851	13,153
Discontinued operations, net of tax	—	(39)	—	(400)

Net income	5,822	12,491	24,851	12,753
Net loss attributable to noncontrolling interests	1,179	116	1,734	82

Net income attributable to IDT Corporation	$7,001	$12,607	$26,585	$12,835

Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$7,001	$12,646	$26,585	$13,134
Loss from discontinued operations	—	(39)	—	(299)

Net income	$7,001	$12,607	$26,585	$12,835

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$0.34	$0.61	$1.29	$0.64
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.34	$0.61	$1.29	$0.63

Weighted-average number of shares used in calculation of basic earnings per share	20,627	20,523	20,578	20,425

Diluted:
Income from continuing operations	$0.31	$0.58	$1.18	$0.61
Loss from discontinued operations	—	—	—	(0.01)

Net income	$0.31	$0.58	$1.18	$0.60

Weighted-average number of shares used in calculation of diluted earnings per share	22,585	21,878	22,474	21,310

Dividends declared per common share	$—	$—	$0.44	$—

(i) (i) Stock-based compensation included in selling, general and administrative expenses	$1,768	$317	$4,360	$2,207

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended April 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$50,450	$47,467
Investing activities
Capital expenditures	(9,186)	(6,593)
Collection of notes receivable, net	—	71
Capital contributions to AMSO, LLC	(3,942)	(744)
Increase in investments	(50)	—
Proceeds from sale and redemption of investments	1,688	2,349
Decrease in restricted cash and cash equivalents	4,857	51,216
Proceeds from sales of buildings	100	5,150
Proceeds from insurance	3,524	250
Proceeds from marketable securities	5,731	4,618
Purchases of certificates of deposit	(5,503)	—
Proceeds from maturities of certificates of deposit	2,167	—

Net cash (used in) provided by investing activities	(614)	56,317
Financing activities
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	—	(9,775)
Dividends paid	(9,961)	—
Distributions to noncontrolling interests	(1,625)	(1,499)
Proceeds from sales of stock of subsidiaries	10,000	5,690
Proceeds from exercise of stock options	1,654	—
Repayments of capital lease obligations	(3,729)	(4,519)
Repayments of borrowings	(469)	(475)
Repurchases of common stock and Class B common stock	—	(1,795)

Net cash used in financing activities	(4,130)	(12,373)
Discontinued operations
Net cash provided by operating activities	—	930
Net cash used in investing activities	—	(44)
Net cash used in financing activities	—	(471)

Net cash provided by discontinued operations	—	415
Effect of exchange rate changes on cash and cash equivalents	1,796	(737)

Net increase in cash and cash equivalents	47,502	91,089
Cash and cash equivalents at beginning of period	221,753	124,382

Cash and cash equivalents at end of period	$269,255	$215,471

Supplemental schedule of non-cash financing and investing activities
Receivable for issuance of equity of subsidiary	$1,000	$—

Mortgage note payable settled in connection with the sale of building	$—	$6,137

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$—	$6,011

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2011. The balance sheet at July 31, 2010 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2010, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

●
In the condensed consolidated statement of operations, bad debt expense of $1.2 million and $2.1 million in the three and nine months ended April 30, 2010, respectively, previously stated separately has been included in “Selling, general and administrative expenses”; and

●
In the condensed consolidated statement of operations, impairment charges of less than $0.1 million in the three months ended April 30, 2010 and reversals of impairment charges of $0.1 million in the nine months ended April 30, 2010 previously stated separately have been included in “Severance and other charges”.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.4 million and $1.2 million in the three and nine months ended April 30, 2011, respectively, and $0.5 million and $1.7 million in the three and nine months ended April 30, 2010, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying condensed consolidated statements of operations.

Note 2—Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, the Company completed a pro rata distribution of the common stock of CTM Media Holdings, Inc. (“CTM Holdings”) to the Company’s stockholders of record as of the close of business on August 3, 2009 (the “CTM Spin-Off”). CTM Holdings’ businesses at the time of the CTM Spin-Off included CTM Media Group, IDW Publishing and WMET 1160AM. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of the Company’s stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, the Company funded CTM Holdings with an additional $2.0 million in cash.

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of CTM Holdings. The Company’s selling, general and administrative expenses were reduced by less than $0.1 million and $0.1 million in the three and nine months ended April 30, 2011, respectively, and $0.2 million and $0.8 million in the three and nine months ended April 30, 2010, respectively, for the amounts charged to CTM Holdings. At April 30, 2011 and July 31, 2010, other current assets included less than $0.1 million receivable from CTM Holdings.

Revenues, income before income taxes and net income of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$—	$—	$—	$4,045

Income before income taxes	$—	$—	$—	$40

Net loss	$—	$—	$—	$(170)

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. Included in “Discontinued operations, net of tax” in the three and nine months ended April 30, 2010 were costs of less than $0.1 million and $0.2 million, respectively, which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Note 3—Other Operating Gains, Net

The following table summarizes the other operating gains, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Telecom Platform Services-gain on termination of agreement	$—	$—	$14,375	$—
Telecom Platform Services-loss from alleged patent infringement	—	—	(9,763)	—
Telecom Platform Services-gain on settlement of litigation	—	10,000	—	10,000
Corporate-other	—	—	(500)	—
All Other-gain on insurance claim	—	—	2,637	—
All Other-gain on settlement of IDT Global Israel claims	—	485	—	485
All Other-(loss) gain from the settlement of other claims	—	(1,500)	640	(1,500)

Total	$—	$8,985	$7,389	$8,985

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

In 2007, the Company filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, the Company settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, the Company and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid the Company cash of $10.0 million, (ii) the Company dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

All Other

As of April 30, 2011, the Company has received aggregate proceeds from insurance of $4.0 million in connection with water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the nine months ended April 30, 2011, the Company recorded a gain of $2.6 million from this insurance claim.

In fiscal 2008 and fiscal 2009, the Company disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. On March 31, 2010, the Company settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

Note 4—Marketable Securities

As of July 31, 2010, the Company classified all of its marketable securities as “available-for-sale” securities. Marketable securities were stated at estimated fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company had no marketable securities at April 30, 2011.

The following is a summary of marketable securities at July 31, 2010:

Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
Available-for-sale securities:
Debt securities	$352	$—	$(131)	$221

The Company’s marketable securities at July 31, 2010 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.2 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of the Company’s arbitration claim. The Company recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in the accompanying condensed consolidated statement of operations.

Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in the nine months ended April 30, 2011 were $5.7 million and $5.4 million, respectively. Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in the nine months ended April 30, 2010 were $4.6 million and $0.3 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

At July 31, 2010, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
Debt securities	$131	$218

At April 30, 2011 and July 31, 2010, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2011:
Assets:
Derivative contracts	$294	$—	$—	$294

Liabilities:
Derivative contracts	$—	$—	$895	$895

July 31, 2010:
Assets:
Debt securities	$3	$—	$218	$221

Liabilities:
Derivative contracts	$87	$—	$200	$287

______________
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

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These derivatives consist of (1) natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1, (2) natural gas and electricity put and call options in which the underlying asset is a forward contract, which are classified as Level 1, (3) an option to purchase shares of a subsidiary, which is classified as Level 3 and (4) warrants to purchase shares of a subsidiary, which are classified as Level 3. The stock option was issued in April 2010 by the Company’s subsidiary, Genie Energy International Corporation (formerly Genie Energy Corporation) (“GEIC”). The GEIC stock option is exercisable until April 9, 2015 at an exercise price of $5.0 million. The fair value of the GEIC stock option was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 25% based on historical volatility of comparable companies and other factors, (2) a discount rate of 2.17% and (3) expected term of 3.9 years. The warrants were issued in November 2010 by the Company’s subsidiary, Genie Oil and Gas, Inc. (“GOGI”). The GOGI warrants are exercisable until November 12, 2011 at an exercise price of up to $2 million. The fair value of the GOGI warrants were estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 104% based on historical volatility of comparable companies and other factors, (2) a discount rate of 0.1% and (3) expected term of 0.5 years.

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

In the three and nine months ended April 30, 2010, the Company’s debt securities and derivative contracts that were classified as Level 3 included a structured note with an embedded derivative that was bifurcated. The fair values of the structured note and the embedded derivative were estimated primarily based on pricing information from the counterparty. The structured note matured in November 2009.

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30, 2011		Three Months Ended April 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$—	$(980)	$429	$—
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	—	—	—
Included in earnings in “Selling, general and administrative expense”	—	85	—	—
Included in other comprehensive income	—	—	155	—
Purchases, sales, issuances and settlements	—	—	—	(200)
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$(895)	$584	$(200)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period:
Included in “Selling, general and administrative expense”	$—	$85	$—	$—

	Nine Months Ended April 30, 2011		Nine Months Ended April 30, 2010
	Assets	Liabilities	Assets	Liabilities
	(in thousands)
Balance, beginning of period	$218	$(200)	$5,685	$(686)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	5,379	(280)	(156)	286
Included in earnings in “Selling, general and administrative expense”	—	141	—	—
Included in other comprehensive income	131	—	55	—
Purchases, sales, issuances and settlements	(5,728)	(556)	(5,000)	200
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$(895)	$584	$(200)

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period:
Included in “Other (expense) income, net”	$—	$(280)	$—	$—

Included in “Selling, general and administrative expense”	$—	$141	$—	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At April 30, 2011 and July 31, 2010, the carrying value of the Company’s financial instruments included in certificates of deposit, trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations and other current liabilities approximate fair value because of the short period of time to maturity. At April 30, 2011 and July 31, 2010, the carrying value of the Company’s notes payable and other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at April 30, 2011 and July 31, 2010 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.1 million and $1.0 million at April 30, 2011 and July 31, 2010, respectively, which the Company believes was not impaired.

Note 6—Derivative Instruments

The primary risk managed by the Company using derivative instruments is commodity price risk. Natural gas and electricity forward contracts and put and call options are entered into as hedges against unfavorable fluctuations in market prices of natural gas and electricity. Also, one of the Company’s marketable securities was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

IDT Energy’s forward contracts and put and call options do not qualify for hedge accounting treatment and therefore, the changes in fair value are recorded in earnings. As of April 30, 2011, IDT Energy had the following contracts and options outstanding:

Commodity	Settlement Date	Volume
Electricity	May 2011	8,400 MWh
Electricity	May 2011	840 MWh
Electricity	June 2011	17,600 MWh
Electricity	June 2011	17,600 MWh
Electricity	June 2011	17,600 MWh
Electricity	July 2011	16,000 MWh
Electricity	July 2011	16,000 MWh
Electricity	August 2011	18,400 MWh
Electricity	August 2011	18,400 MWh
Electricity	December 2011	16,800 MWh
Electricity	December 2011	16,800 MWh
Natural gas	July 2011	100,000 Dth
Natural gas	December 2011	500,000 Dth

       The Company’s subsidiaries, GEIC and GOGI, issued an option and warrants, respectively that are subject to derivative accounting. The GEIC stock option was issued in April 2010 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGI warrants were issued in November 2010 and are exercisable until November 12, 2011 at an exercise price of up to $2 million.

The fair values of outstanding derivative instruments recorded as assets in the accompanying condensed consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	April 30, 2011	July 31, 2010
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$294	$—

The fair values of outstanding derivative instruments recorded as liabilities in the accompanying condensed consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	April 30, 2011	July 31, 2010
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$—	$87
GOGI warrants	Other current liabilities	415	—
GEIC stock option	Other liabilities	480	200

Total liability derivatives		$895	$287

The effects of derivative instruments on the condensed consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives

		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2011	2010	2011	2010
		(in thousands)
Energy contracts and options	Direct cost of revenues	$9	$48	$381	$402
GOGI warrants	Selling, general and administrative expense	85	—	(415)	—
GEIC stock option	Other (expense) income, net	—	—	(280)	—
Structured note embedded derivative	Other (expense) income, net	—	—	—	286

Total		$94	$48	$(314)	$688

At April 30, 2011, the Company's energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company's exposure to credit loss from nonperformance by the counterparty.

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

The Company consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, the Company accounts for its 50% ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it no longer controls AMSO, LLC. AMSO, LLC is a variable interest entity, however, the Company has determined that it is not the primary beneficiary.

The following table summarizes the change in the balance of the Company’s Investment in AMSO, LLC:

	Nine Months Ended April 30,
	2011	2010
	(in thousands)
Balance, beginning of period	$666	$278
Capital contributions	3,942	744
Equity in net loss of AMSO, LLC	(2,936)	(1,148)

Balance, end of period	$1,672	$(126)

The investment in AMSO, LLC at April 30, 2011 and July 31, 2010 is included in “Investments-long-term” in the condensed consolidated balance sheets and equity in net loss of AMSO, LLC is included in “Other (expense) income, net” in the condensed consolidated statement of operations.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions including those described below where the amount could be greater or lesser.

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

At April 30, 2011, the Company’s estimated maximum exposure to additional loss as a result of its required investment in AMSO, LLC was $2.2 million. The Company’s estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at April 30, 2011 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: cumulative capital contributions to AMSO, LLC	(7,814)

Estimated maximum exposure to additional loss	$2,186

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

Summarized unaudited balance sheets of AMSO, LLC are as follows:
	April 30, 2011	July 31, 2010
	(in thousands)
Assets
Cash and cash equivalents	$11,569	$4,446
Other current assets	233	210
Equipment, net	19	15
Other assets	566	453

Total assets	$12,387	$5,124

Liabilities and members’ interests
Current liabilities	$3,475	$1,366
Other liabilities	354	232
Members’ interests	8,558	3,526

Total liabilities and members’ interests	$12,387	$5,124

Summarized unaudited statements of operations of AMSO, LLC are as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Revenues	$—	$—	$—	$—
Costs and expenses:
Research and development	5,931	2,181	14,680	5,740

Total costs and expenses	5,931	2,181	14,680	5,740

Loss from operations	(5,931)	(2,181)	(14,680)	(5,740)
Other expense	(2)	(1)	(1)	(1)

Net loss	$(5,933)	$(2,182)	$(14,681)	$(5,741)

Note 8—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2011
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2010	$183,789	$2,184	$185,973
Dividends declared ($0.44 per share)	(9,961)	—	(9,961)
Exercise of stock options	1,654	—	1,654
Sales of stock of subsidiary	11,200	(1,189)	10,011
Distributions	—	(1,625)	(1,625)
Stock-based compensation	3,945	—	3,945
Comprehensive income:
Net income	26,585	(1,734)	24,851
Other comprehensive income	4,076	123	4,199

Comprehensive income (loss)	30,661	(1,611)	29,050

Balance, April 30, 2011	$221,288	$(2,241)	$219,047

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

Sales of Stock of Subsidiary

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGI for $10.0 million paid in cash. Also in November 2010, Rupert Murdoch purchased a 0.5% equity interest in GOGI for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58%, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with the purchase by Lord Rothschild, in November 2010, warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of GOGI at an exercise price of up to $2 million that are exercisable through November 12, 2011. GOGI consists of the Company’s interests in AMSO, Israel Energy Initiatives, Ltd. (“IEI”) and T.C.T. Thermal Cleaning Technologies, Ltd.

Stock-Based Compensation

In April 2011, options to purchase 0.1 million shares of the Company’s Class B common stock that were granted in April 2001 with an expiration date in April 2011 were extended for one year. The Company recorded stock-based compensation expense of $0.3 million in April 2011 for the modification of the options. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 73% based on the historical volatility of the Company's Class B common stock and other factors, (2) a discount rate of 0.26% and (3) expected term of one year.

On March 15, 2011, the Company’s subsidiary Innovative Communications Technologies, Inc. (“ICTI”) filed a Form 10 registration statement with the SEC related to the spin-off of ICTI to the Company’s stockholders (see Note 15). Also on March 15, 2011, ICTI granted shares of its common stock to two employees of the Company representing 5.5% of ICTI’s outstanding equity. These ICTI shares vested immediately. In April 2011, ICTI recorded stock-based compensation expense of $0.7 million for the grant of these ICTI shares. The fair value of the ICTI shares was determined using the income approach.

In addition, in May 2011, ICTI granted its chief executive officer an option to purchase shares of ICTI's common stock representing 5.0% of its outstanding equity. The option vests monthly over a four-year period beginning in May 2011 and ending in April 2015. The estimated value of the option was $0.2 million which the Company will recognize using the straight-line method over the vesting period. The fair value of the option was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 49% based on the historical volatility of a comparable company and other factors, (2) a discount rate of 2.2% and (3) expected term of four years. The fair value of the underlying ICTI shares was determined using the income approach.

Effective February 1, 2011, the Company changed its method for recognizing stock-based compensation expense over a vesting period to the straight-line method from the accelerated method. The change did not have a material effect on the stock-based compensation expense recognized in all periods presented.

In December 2010 and January 2011, an aggregate of 0.3 million restricted shares of the Company’s Class B common stock was granted to certain of the Company’s directors, officers and employees. Total unrecognized compensation cost on the grant date was $9.4 million. The unrecognized compensation cost of $7.7 million at April 30, 2011 is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $0.5 million and $1.7 million in the three and nine months ended April 30, 2011, respectively.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.5 million at April 30, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. The Company recognized compensation cost related to this agreement of $0.2 million in the three months ended April 30, 2011 and 2010 and $0.6 million in the nine months ended April 30, 2011 and 2010.

Exchange Offer and Conversion of the Company’s Common Stock

On January 24, 2011, in connection with the Company’s previously announced offer to exchange one share of its Class B common stock (NYSE: IDT) for each share of common stock (NYSE: IDT.C) outstanding, the Company exchanged 1.9 million shares of its Class B common stock for 1.9 million shares of its common stock.

On April 4, 2011 at a Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (1) effect a conversion and reclassification of each outstanding share of common stock into one share of Class B common stock, (2) eliminate the common stock and provisions relating thereto, (3) provide for the conversion of Class A common stock into Class B common stock instead of common stock, and (4) revise the provision relating to dividends and distributions. As a result, the Company exchanged 1.8 million shares of its Class B common stock for 1.8 million shares of its common stock, and exchanged 0.9 million restricted shares of its Class B common stock for 0.9 million restricted shares of its common stock. The Company no longer has any shares of common stock authorized or outstanding and has only two classes of common stock remaining – Class A common stock, which is not publicly traded, and Class B common stock.

In connection with the reclassification and exchange offer, certain stockholders controlled by Howard Jonas exchanged 1.7 million shares of the Company’s Class A common stock (which is entitled to three votes per share) for 1.7 million shares of the Company’s Class B common stock (which is entitled to one-tenth of a vote per share) so that the voting power of shares of the Company’s capital stock over which Mr. Jonas exercises voting control remained the same as it was immediately prior to the commencement of the exchange offer. The 1.7 million shares of the Company’s Class A common stock were added to the Company’s treasury stock.

All of the shares of the Company’s Class B common stock that were issued in exchange for shares of the Company’s common stock or Class A common stock, an aggregate of 5.4 million shares, were issued from the Company’s Class B treasury shares. As a result, in the condensed consolidated balance sheet, "Additional paid-in capital" and "Treasury stock" were reduced by $208.5 million.

In addition, the Company’s common stock is no longer listed on the New York Stock Exchange and it was de-registered under the Securities Exchange Act of 1934, as amended.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases in the nine months ended April 30, 2011. In the nine months ended April 30, 2010, the Company repurchased an aggregate of 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. As of April 30, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Basic weighted-average number of shares	20,627	20,523	20,578	20,425
Effect of dilutive securities:
Stock options	9	—	5	—
Non-vested restricted common stock	409	610	666	458
Non-vested restricted Class B common stock	1,540	745	1,225	427

Diluted weighted-average number of shares	22,585	21,878	22,474	21,310

The following outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	456	771	527	852

Note 10—Comprehensive Income

The Company’s comprehensive income consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in thousands)
Net income	$5,822	$12,491	$24,851	$12,753
Foreign currency translation adjustments	2,908	(343)	4,070	(276)
Unrealized (loss) gains on available-for-sale securities	—	154	129	54

Comprehensive income	8,730	12,302	29,050	12,531
Comprehensive loss attributable to noncontrolling interests	1,062	116	1,611	82

Comprehensive income attributable to IDT Corporation	$9,792	$12,418	$30,661	$12,613

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

The Company owns 96.8% of its subsidiary, Genie Energy International Corporation, which owns 100% of IDT Energy and 94.5% of Genie Oil and Gas, Inc.

The Telecom Platform Services segment provides various telecommunications solutions including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. The Genie Oil and Gas segment consists of (i) AMSO, which holds and manages a 50% interest in AMSO, LLC, the Company’s shale oil initiative in Colorado, (ii) an 89% interest in IEI, the Company’s shale oil initiative in Israel and (iii) an 84% interest in T.C.T. Thermal Cleaning Technologies Ltd., the Company’s in-situ thermal remediation services and technologies initiative in Israel. All Other includes (a) Zedge, a worldwide destination for the discovery and distribution of mobile content, (b) Fabrix T.V., Ltd., the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (c) certain real estate and (d) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. IDT Telecom depreciation and amortization are allocated to Telecom Platform Services and Consumer Phone Services because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Genie Oil and Gas	All Other	Corporate	Total
Three Months Ended April 30, 2011
Revenues	$334,470	$6,266	$53,787	$—	$2,441	$—	$396,964
Income (loss) from operations	4,892	1,523	8,596	(2,684)	(1,699)	(4,397)	6,231
Severance and other charges	—	—	—	—	—	—	—

Three Months Ended April 30, 2010
Revenues	$291,345	$8,623	$53,832	$—	$1,623	$—	$355,423
Income (loss) from operations	12,785	2,439	9,922	(1,984)	(2,887)	(3,699)	16,576
Severance and other charges	825	—	—	—	8	2,055	2,888

Nine Months Ended April 30, 2011
Revenues	$971,368	$20,631	$157,144	$—	$6,705	$—	$1,155,848
Income (loss) from operations	19,760	5,565	22,783	(7,923)	(1,595)	(13,254)	25,336
Severance and other charges	926	—	—	—	—	127	1,053

Nine Months Ended April 30, 2010
Revenues	$856,946	$28,912	$154,891	$—	$4,675	$—	$1,045,424
Income (loss) from operations	9,884	9,458	32,196	(4,595)	(8,947)	(13,635)	24,361
Severance and other charges	1,403	—	63	—	(74)	3,059	4,451

Telecom Platform Services’ income from operations in the nine months ended April 30, 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 3) and an expense of $9.8 million related to an action alleging patent infringement (see Notes 3 and 12). Telecom Platform Services’ income from operations in the three and nine months ended April 30, 2010 included a gain of $10.0 million from the settlement of litigation with certain defendants affiliated with STi Prepaid, LLC (see Note 3).

All Other’s loss from operations in the nine months ended April 30, 2011 was net of a gain of $2.6 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 3), and a gain of $0.6 million from the settlement of other claims. All Other’s loss from operations in the three and nine months ended April 30, 2010 included expense of $1.5 million for the settlement of certain claims, net of a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd. (see Note 3).

Note 12—Legal Proceedings

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. Alexsam filed its complaint against the Company in September 2007. The Company does not expect that this decision will have a material impact on its future business operations. The Company intends to appeal the verdict. In the nine months ended April 30, 2011, the Company recorded an expense of $9.8 million related to this matter, which is included in “Other operating gains, net” in the Company’s condensed consolidated statement of operations. As of April 30, 2011, the Company had $9.1 million in accrued expenses for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINs over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach of contract, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with the 2009 Settlement Agreement, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach of contract, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. The parties participated in non-binding mediation on March 14 -15, 2011, which did not result in a resolution. However, the parties continue to discuss ways to reach an amicable resolution of this matter, while proceeding with the selection of arbitrators. As of April 30, 2011, the Company’s remaining accrual for these matters was $14.1 million. The Company is currently unable to form an estimate of any potential additional liabilities to the Company related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. On April 29, 2011, the state attorney for Israel submitted its response on behalf of the named ministries and is defending the case on both the validity of the license and the planning procedure. The Court rejected the Union’s request for an injunction and scheduled a hearing on the case for April 4, 2012. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse affect on IEI’s oil shale venture in Israel.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from certain of the Company’s subsidiaries and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay hundreds of thousands and potentially millions, of dollars of “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, the Company filed a motion to stay or in the alternative to dismiss the complaint, which Southwestern Bell opposed. On June 3, 2010, the Court issued an Order denying the Company’s motion to stay and motion to dismiss. The parties are engaged in discovery. A trial date is set for March 5, 2012. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 15, 2009, T-Mobile USA, Inc. (“T-Mobile”) filed a complaint (which was subsequently amended) against a subsidiary of the Company in the Superior Court of the State of Washington, King County. The complaint alleges that the subsidiary breached a Wholesale Supply Agreement entered into between T-Mobile and the subsidiary in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that the subsidiary purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties are engaged in discovery. On June 10, 2011, T-Mobile filed motions for summary judgment as to (i) its cause of action for breach of contract and (ii) the counterclaims and affirmative defenses of the Company’s subsidiary. The Company’s response is due by June 27, 2011. The motions are scheduled for a hearing on July 8, 2011. A trial date is currently set for August 1, 2011. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

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

On April 1, 2004, D. Michael Jewett, a former employee with whom the Company entered into a confidential settlement agreement in November 2010, sent a copy of the complaint he had filed against the Company to the United States Attorney’s Office. In the complaint, Jewett had alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. The Company continues to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

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

Note 13—Commitments and Contingencies

The Company had purchase commitments of $2.1 million as of April 30, 2011.

In March 2011, the Company amended its lease for office space at 550 Broad Street, Newark, New Jersey to extend the term of the lease to September 2012. The lease was set to expire in May 2011. The future minimum lease payments for the period from May 2011 through September 2012 are an aggregate of $1.6 million.

The Company is subject to value added tax (“VAT”) audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($16.6 million) of assets owned by one of the Company’s subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($18.7 million) and SEK 22 million ($3.7 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. Although the Company cannot be certain of the ultimate outcome of this matter, the Company believes that it is more likely than not that its appeal will be successful. Imposition of assessments as a result of VAT audits could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

The Company is subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, communications services tax, gross receipts tax and property tax. As of April 30, 2011, the Company had accrued an aggregate of $3.6 million related to these audits. In June 2010, the New York City Finance Department notified the Company that it is conducting a utility tax audit on IDT Energy electricity sales for the period from June 1, 2007 though December 31, 2008. The notice of audit related to the collection and remittance of utility taxes from IDT Energy customers. In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets. In January 2011 and May 2011, the Company received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million. In May 2011, the Company received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. The Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

In March 2011, the Company consented to audit adjustments of its New York State utility excise tax for 2004 through 2009 and paid $1.3 million. The Company had previously accrued $1.5 million for these audit adjustments.

As of April 30, 2011, the Company had letters of credit outstanding totaling $8.9 million, the majority of which expire by April 30, 2012. The letters of credit outstanding at April 30, 2011 were collateral to secure primarily mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. As of April 30, 2011 and July 31, 2010, cash and cash equivalents of $7.0 million and $11.8 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s condensed consolidated balance sheets.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable purchase of receivables program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of April 30, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $22.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.8 million as of April 30, 2011.

As of April 30, 2011 and July 31, 2010, “Cash and cash equivalents” in the Company’s condensed consolidated balance sheets included approximately $9 million and $10 million, respectively, that was held pursuant to regulatory requirements related to IDT Financial Services Holding Limited, the Company’s European prepaid payment services business.

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company is eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period ending in August 2011 or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value does not exceed $439 million. At April 30, 2011, an estimated liability for this commitment of $3.5 million was included in “Other current liabilities” in the condensed consolidated balance sheet.

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

In December 2010, the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, was issued. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity will consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption, an entity must assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed as of the date of adoption to measure the amount of impairment, if any. The Company is required to adopt this standard update on August 1, 2011. The carrying amount of one of the Company’s reporting units in its Telecom Platform Services segment was negative in its fiscal 2010 goodwill impairment test. At April 30, 2011, this reporting unit had goodwill of $11.9 million. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

In May 2011, an accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards was issued. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The Company is required to adopt this standard update on February 1, 2012. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

Note 15—Potential Spin-offs

On March 15, 2011, the Company’s subsidiary ICTI filed a Form 10 registration statement with the SEC related to the spin-off of ICTI to the Company’s stockholders. ICTI will own a portfolio of patents related primarily to communications over computer networks, including VoIP, and the licensing business related to those patents. The Company is currently evaluating issues related to the spin-off to achieve the greatest combination of value creation and risk management.

In November 2010, the Board of Directors directed the Company to pursue a spin-off of the Company’s Genie Energy division. The spin-off of Genie Energy under consideration is intended to be tax-free to the Company’s stockholders. The Company intends to apply to the IRS for a private letter ruling confirming that the spin-off would qualify as a tax-free transaction. The Company currently anticipates completing the spin-off in the fall of 2011.

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

We followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q. In accordance with Item 10(f)(1)(i) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million as of January 29, 2010, the last business day of our second quarter in fiscal 2010. However, our public float was $301 million as of January 31, 2011, the last business day of our second quarter in fiscal 2011. Since our public float was greater than $75 million as of January 31, 2011, in accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure available to smaller reporting companies to the disclosure requirements applicable to all other companies beginning with our Quarterly Report on Form 10-Q for our first quarter in fiscal 2012. Our public float as of January 31, 2011 was calculated using shareholdings as of December 31, 2010 for all five percent holders other than Mr. Howard S. Jonas, our Chairman of the Board and Chief Executive Officer.

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

•
Genie Energy, of which we own 96.8%, which is comprised of IDT Energy and our 94.5% interest in Genie Oil and Gas. IDT Energy operates our energy services company that resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. Genie Oil and Gas consists of (i) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, L.L.C., or AMSO, LLC, our shale oil initiative in Colorado, (ii) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our shale oil initiative in Israel and (iii) an 84% interest in T.C.T. Thermal Cleaning Technologies Ltd., our in-situ thermal remediation services and technologies initiative in Israel.

We conduct our business through the following four reportable segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other. All Other includes (a) Zedge, a worldwide destination for the discovery and distribution of mobile content, (b) Fabrix T.V., Ltd., our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (c) certain real estate and (d) other smaller businesses.

Discontinued Operations

CTM Media Holdings, Inc.

On September 14, 2009, we completed the CTM Spin-Off, which was a pro rata distribution of the common stock of CTM Media Holdings, Inc., or CTM Holdings, to our stockholders of record as of the close of business on August 3, 2009. CTM Holdings’ businesses at the time of the CTM Spin-Off included CTM Media Group, IDW Publishing and WMET 1160AM. CTM Holdings and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their results of operations and cash flows are classified as discontinued operations for all periods presented. As of September 14, 2009, each of our stockholders of record as of the close of business on the record date received: (i) one share of CTM Holdings Class A common stock for every three shares of the Company’s common stock; (ii) one share of CTM Holdings Class B common stock for every three shares of the Company’s Class B common stock; (iii) one share of CTM Holdings Class C common stock for every three shares of the Company’s Class A common stock; and (iv) cash in lieu of a fractional share of all classes of CTM Holdings’ common stock.

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Revenues, income before income taxes and net income of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2011	2010	2011	2010
	(in millions)
Revenues	$—	$—	$—	$4.0

Income before income taxes	$—	$—	$—	$—

Net loss	$—	$—	$—	$(0.2)

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of ours and are collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. Included in “Discontinued operations, net of tax” in the three and nine months ended April 30, 2010 were costs of less than $0.1 million and $0.2 million, respectively, which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

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

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions including those described below where the amount could be greater or lesser.

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

At April 30, 2011, our estimated maximum exposure to additional loss as a result of the required investment in AMSO, LLC was $2.2 million. Our estimated maximum exposure to additional loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The estimated maximum exposure at April 30, 2011 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: cumulative capital contributions to AMSO, LLC	(7.8)

Estimated maximum exposure to additional loss	$2.2

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

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 85.8% and 84.7% of our total revenues from continuing operations in the nine months ended April 30, 2011 and 2010, respectively.

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

We have introduced new sources of revenue that have replaced revenues from our traditional calling cards, although these new sources of revenues generally have lower gross margins than our traditional calling cards. There can be no assurance that we will continue to be able to generate new sources of revenues to offset the decline in calling card revenues.

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale carrier services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

550 Broad Street Lease and 520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into less office space that we are leasing at 550 Broad Street. The lease was set to expire in May 2011. In March 2011, we extended the lease to September 2012. The future minimum lease payments for the period from May 2011 through September 2012 are an aggregate of $1.6 million.

At April 30, 2011, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $45.1 million and the mortgage payable balance was $26.3 million. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material. As of April 30, 2011, we have received aggregate proceeds from insurance of $4.0 million in connection with water damage to portions of the building and improvements at 520 Broad Street. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the nine months ended April 30, 2011, we recorded a gain of $2.6 million from this insurance claim which is included in “Other operating gains, net” in our condensed consolidated statement of operations.

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

Results of Operations

Three and Nine Months Ended April 30, 2011 Compared to Three and Nine Months Ended April 30, 2010

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenues
IDT Telecom	$340.7	$300.0	$40.7	13.6%	$992.0	$885.9	$106.1	12.0%
IDT Energy	53.8	53.8	—	(0.1)	157.1	154.9	2.2	1.5
Genie Oil and Gas	—	—	—	—	—	—	—	—
All Other	2.5	1.6	0.9	50.4	6.7	4.6	2.1	43.4

Total revenues	$397.0	$355.4	$41.6	11.7%	$1,155.8	$1,045.4	$110.4	10.6%

Revenues. The increase in IDT Telecom revenues in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was due to an increase in the revenues of our Telecom Platform Services segment, which more than offset a decline in the revenues of our Consumer Phone Services segment. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 24.2% from 5.32 billion in the three months ended April 30, 2010 to 6.62 billion in the three months ended April 30, 2011, and increased 27.7% from 15.08 billion in the nine months ended April 30, 2010 to 19.25 billion in the nine months ended April 30, 2011. IDT Energy’s revenues were substantially the same in the three months ended April 30, 2011 compared to the similar period in fiscal 2010. The increase in IDT Energy revenues in the nine months ended April 30, 2011 compared to the similar period in fiscal 2010 was primarily because of an increase in electricity revenues partially offset by a decrease in natural gas revenues. As of April 30, 2011, IDT Energy’s customer base consisted of approximately 378,000 meters compared to 369,000 meters as of July 31, 2010 and 364,000 meters as of April 30, 2010. In the third quarter of fiscal 2010, IDT Energy began adding customers in select utility territories in New Jersey and Pennsylvania.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Costs and expenses
Direct cost of revenues	$319.6	$281.2	$38.4	13.6%	$932.1	$827.9	$104.2	12.6%
Selling, general and administrative	62.7	53.8	8.9	16.5	180.6	166.5	14.1	8.5
Depreciation and amortization	5.2	7.6	(2.4)	(31.1)	16.4	25.4	(9.0)	(35.4)
Research and development	3.2	2.3	0.9	40.7	7.7	5.8	1.9	34.3
Severance and other charges	—	2.9	(2.9)	(100.0)	1.1	4.4	(3.3)	(76.3)

Total costs and expenses	$390.7	$347.8	$42.9	12.3%	$1,137.9	$1,030.0	$107.9	10.5%

Direct Cost of Revenues. The increase in direct cost of revenues in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was due to increases in the direct cost of revenues of IDT Telecom and, in the nine months ended April 30, 2011 compared to the similar period in fiscal 2010, an increase in the direct cost of revenues of IDT Energy. Direct cost of revenues of IDT Telecom increased primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute. The increase in IDT Energy’s direct cost of revenues in the nine months ended April 30, 2011 compared to the similar period in fiscal 2010 was mostly due to an increase in the average unit cost of electricity as well as an increase in electricity consumption, which more than offset a decrease in the direct cost of revenues of natural gas. Overall gross margin decreased from 20.9% and 20.8% in the three and nine months ended April 30, 2010, respectively, to 19.5% and 19.4% in the three and nine months ended April 30, 2011, respectively, primarily as a result of declines in gross margins of IDT Telecom.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was due to increases in the selling, general and administrative expenses of IDT Telecom, IDT Energy, Genie Oil and Gas and Corporate. As a percentage of total revenue from continuing operations, selling, general and administrative expenses increased from 15.1% in the three months ended April 30, 2010 to 15.8% in the three months ended April 30, 2011, and decreased from 15.9% in the nine months ended April 30, 2010 to 15.6% in the nine months ended April 30, 2011. We expect that selling, general and administrative expenses as a percentage of total revenue will remain near the current level for the foreseeable future.

Stock-based compensation expense included in selling, general and administrative expenses was $1.8 million and $4.4 million in the three and nine months ended April 30, 2011, respectively, compared to $0.3 million and $2.2 million in the three and nine months ended April 30, 2010, respectively. Stock-based compensation expense primarily results from the vesting of restricted stock and stock option grants, and in fiscal 2011 also includes expense related to the following:

●
In April 2011, options to purchase 0.1 million shares of our Class B common stock that were granted in April 2001 with an expiration date in April 2011 were extended for one year. We recorded stock-based compensation expense of $0.3 million in April 2011 for the modification of the options;

●
On March 15, 2011, our subsidiary Innovative Communications Technologies, Inc., or ICTI, filed a Form 10 registration statement with the SEC related to the spin-off of ICTI to our stockholders. Also on March 15, 2011, ICTI granted shares of its common stock to two of our employees representing 5.5% of ICTI's outstanding equity. These ICTI shares vested immediately. In April 2011, we recorded stock-based compensation expense of $0.7 million for the grant of these ICTI shares;

●
In December 2010 and January 2011, an aggregate of 0.3 million restricted shares of our Class B common stock was granted to certain of our directors, officers and employees. Total unrecognized compensation cost on the grant date was $9.4 million. The unrecognized compensation cost of $7.7 million at April 30, 2011 is expected to be recognized over the remaining vesting period that ends in December 2013. We recognized compensation cost related to the vesting of these shares of $0.5 million and $1.7 million in the three and nine months ended April 30, 2011, respectively; and

●
In November 2010, our subsidiary, Genie Oil and Gas, Inc., or GOGI, issued warrants to purchase up to an aggregate of 1% of the outstanding common stock of GOGI in connection with the purchase of equity interests in GOGI by Lord (Jacob) Rothschild. The GOGI warrants are recorded at fair value which is estimated using a Black-Scholes valuation model. We recorded stock-based compensation expense related to the GOGI warrants of $0.4 million in the nine months ended April 30, 2011. As a result of the decline in the expected life of the warrants and a reduction in the discount rate, the estimated fair value of the GOGI warrants declined from $0.5 million at January 31, 2011 to $0.4 million at April 30, 2011, therefore we recorded a reversal of stock-based compensation expense of $0.1 million in the three months ended April 30, 2011.

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.5 million at April 30, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. We recognized compensation cost related to this agreement of $0.2 million in the three months ended April 30, 2011 and 2010 and $0.6 million in the nine months ended April 30, 2011 and 2010.

Effective February 1, 2011, we changed our method for recognizing stock-based compensation expense over a vesting period to the straight-line method from the accelerated method. The change did not have a material effect on the stock-based compensation expense recognized in all periods presented.

In May 2011, ICTI granted its chief executive officer an option to purchase shares of ICTI's common stock representing 5.0% of its outstanding equity. The option vests monthly over a four-year period beginning in May 2011 and ending in April 2015. The estimated value of the option was $0.2 million which we will recognize using the straight-line method over the vesting period.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily due to more of IDT Telecom’s property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

Research and Development. Research and development expenses consist of the following:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in millions)
Genie Oil and Gas Segment:
Israel Energy Initiatives, Ltd.	$2.2	$1.7	$5.7	$3.7
All Other:
Fabrix T.V., Ltd.	1.0	0.6	2.0	2.1

Total research and development expenses	$3.2	$2.3	$7.7	$5.8

In March 2008, we formed IEI which holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license was extended for an additional year until July 2012, and it may be further extended in one year increments until July 2015. Assuming IEI receives an extension to its license before it expires in July 2012, the pending lawsuit filed in August 2010 by the Israel Union for Environmental Defense is favorably resolved, and IEI successfully demonstrates a commercially viable and environmentally acceptable technology, IEI intends to apply for a long-term commercial lease from the Israeli government to build and operate a commercial project. Under the Israeli petroleum law, long term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

Fabrix T.V., Ltd. is our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable, telecommunications, Internet service providers and web based video portals that are interested in deep video storage or in offering personalized television applications and remote DVR capabilities. In August 2010, a major cable operator licensed our software to empower its cloud-based DVR offering, and in December 2010, a second cable operator licensed our software.

Severance and Other Charges. Severance and other charges in the nine months ended April 30, 2011 consisted primarily of costs to terminate a contract for a technology development and support group. Severance and other charges in the three and nine months ended April 30, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating Gains, net. The following table summarizes the other operating gains, net by business segment that are included in income from operations:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in millions)
Telecom Platform Services-gain on termination of agreement	$—	$—	$14.4	$—
Telecom Platform Services- loss from alleged patent infringement	—	—	(9.8)	—
Telecom Platform Services- gain on settlement of litigation	—	10.0	—	10.0
Corporate-other	—	—	(0.5)	—
All Other-gain on insurance claim	—	—	2.6	—
All Other-gain on settlement of IDT Global Israel claims	—	0.5	—	0.5
All Other-(loss) gain from the settlement of other claims	—	(1.5)	0.7	(1.5)

Total	$—	$9.0	$7.4	$9.0

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

As of April 30, 2011, we have received aggregate proceeds from insurance of $4.0 million in connection with water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. In the nine months ended April 30, 2011, we recorded a gain of $2.6 million from this insurance claim.

In fiscal 2008 and fiscal 2009, we disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. On March 31, 2010, we settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Income from operations	$6.2	$16.6	$(10.4)	(62.4)%	$25.4	$24.4	$1.0	4.0%
Interest expense, net	(1.4)	(1.6)	0.2	10.5	(4.6)	(4.8)	0.2	4.8
Other (expense) income, net	(1.6)	1.0	(2.6)	(260.6)	1.4	(0.1)	1.5	nm
Benefit from (provision for) income taxes	2.6	(3.5)	6.1	173.8	2.7	(6.3)	9.0	143.3

Income from continuing operations	5.8	12.5	(6.7)	(53.5)	24.9	13.2	11.7	88.9
Discontinued operations, net of tax	—	—	—	100.0	—	(0.4)	0.4	100.0

Net income	5.8	12.5	(6.7)	(53.4)	24.9	12.8	12.1	94.9
Net loss attributable to noncontrolling interests	1.2	0.1	1.1	916.4	1.7	—	1.7	nm

Net income attributable to IDT Corporation	$7.0	$12.6	$(5.6)	(44.5)%	$26.6	$12.8	$13.8	107.1%

______________
nm—not meaningful

Interest Expense, net. The decrease in interest expense, net in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily due to an increase in interest income and a decrease in interest expense. In addition, the finance charges from the Preferred Supplier Agreement between IDT Energy and BP Energy Company and BP Corporation North America Inc. (collectively BP) dated as of June 29, 2009, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas increased in the nine months ended April 30, 2011 compared to the similar period in fiscal 2010. The BP finance charges were $0.5 million and $1.6 million in the three and nine months ended April 30, 2011, respectively, compared to $0.5 million and $1.3 million in the three and nine months ended April 30, 2010, respectively.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2011	2010	2011	2010
	(in millions)
Equity in net loss of AMSO, LLC	$(1.2)	$(0.4)	$(2.9)	$(1.1)
Gain on settlement of auction rate securities arbitration claim	—	—	5.4	—
Foreign currency transaction (losses) gains	(0.9)	0.7	(0.5)	1.4
Gain (loss) on investments	0.4	0.3	(0.3)	(1.3)
Other	0.1	0.4	(0.3)	0.9

Total other (expense) income, net	$(1.6)	$1.0	$1.4	$(0.1)

AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. During the third quarter of fiscal 2011, AMSO, LLC continued advanced stage construction work on the surface oil and gas processing facilities while drilling pilot wells for its upcoming pilot test in Colorado. The pilot test is expected to begin late in the summer of 2011. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of the proposed in-situ heating and retorting process. We expect continued, significant increases in AMSO, LLC’s expenses reflecting the costs of facility construction, drilling and operations of the pilot test. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease.

Our marketable securities included auction rate securities with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, we received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of our arbitration claim. In the nine months ended April 30, 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim.

Income Taxes. The benefit from income taxes in the three and nine months ended April 30, 2011 was primarily due to reversals of income tax expense. In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million, which we expect to receive in calendar 2011. We reversed $3.5 million of income tax expense in April 2011 as a result of this expected income tax refund. In addition, in the first quarter of fiscal 2011, we reversed $2.0 million of income tax expense related to an IRS audit that was completed in August 2010. State and local income tax expense decreased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 due to the reduction in IDT Energy’s income. Interest on income taxes, which is classified as a component of income tax expense, was less than $0.1 million in the three and nine months ended April 30, 2011 compared to $0.1 million and $0.5 million in the three and nine months ended April 30, 2010, respectively.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$334.5	$291.4	$43.1	14.8%	$971.4	$857.0	$114.4	13.4%
Consumer Phone Services	6.2	8.6	(2.4)	(27.3)	20.6	28.9	(8.3)	(28.6)

Total revenues	$340.7	$300.0	$40.7	13.6%	$992.0	$885.9	$106.1	12.0%

Minutes of use
Prepaid services	3,192	2,686	506	18.8%	9,225	7,425	1,800	24.2%
Wholesale carrier	3,423	2,638	785	29.8	10,028	7,657	2,371	31.0

Total minutes of use	6,615	5,324	1,291	24.2%	19,253	15,082	4,171	27.7%

Average revenue per minute
Prepaid services	$0.0602	$0.0653	$(0.0051)	(7.9)%	$0.0603	$0.0685	$(0.0082)	(12.0)%
Wholesale carrier	0.0416	0.0439	(0.0023)	(5.2)	0.0414	0.0455	(0.0041)	(9.0)

Total average revenue per minute	$0.0506	$0.0547	$(0.0041)	(7.6)%	$0.0505	$0.0568	$(0.0063)	(11.2)%

Revenues. IDT Telecom revenues increased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 96.7% in the nine months ended April 30, 2010 to 97.9% in the nine months ended April 30, 2011, and Consumer Phone Services revenues decreased from 3.3% in the nine months ended April 30, 2010 to 2.1% in the nine months ended April 30, 2011.

Telecom Platform Services revenues increased 14.8% and 13.4% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010 due to increased revenues in each of the major customer channels that we target. Revenues from our retail channel represented 42.0% and 42.2% of total Telecom Platform Services revenues in the three and nine months ended April 30, 2011, respectively, and 46.8% and 46.0% in the three and nine months ended April 30, 2010, respectively.  In our retail channel in the U.S., revenues from our BOSS Revolution pay-as-you-go, cardless international calling service and international mobile top-up, or IMTU, cards significantly increased, which more than compensated for the decrease in revenues from third party provided domestic mobile top-up cards (which were discontinued in the fourth quarter of fiscal 2010) and from traditional, IDT-branded disposable calling cards. Our private label calling card sales to large retailers as well as our IDT-branded calling card sales to small and medium-sized retail chains declined primarily due to a contraction in both the number of retail accounts and customers that we service, as well as due to continued price competition. Overseas, our retail channel revenues in South America increased while our retail channel revenues in Europe and Asia declined.

Revenues from our wholesale carrier channel represented 42.6% and 42.7% of total Telecom Platform Services revenues in the three and nine months ended April 30, 2011, respectively, and 39.8% and 40.6% in the three and nine months ended April 30, 2010, respectively. Revenues from the wholesale carrier business increased 23.0% and 19.2% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010. The increase was primarily due to the significant growth in minutes of use as a result of our sales and marketing efforts, as well as our effective pricing strategy and execution. In our reseller channel, revenues have increased incrementally in each quarter in fiscal 2011, as well as compared to the similar periods in fiscal 2010.

The increase in Telecom Platform Services revenues in the three months ended April 30, 2011 compared to the similar period in fiscal 2010 includes the effect of the year-over-year strenghening of various foreign currencies, in particular European currencies, compared to the U.S. Dollar, which translated into an increase in revenues of $4.1 million. In the nine months ended April 30, 2011 compared to the similar period in fiscal 2010, the year-over-year weakening of various foreign currencies, in particular European currencies, compared to the U.S. Dollar, translated into a decrease in Telecom Platform Services revenues of $4.7 million.

Total minutes of use for Telecom Platform Services increased 24.2% and 27.7% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to our wholesale carrier business increased 29.8% and 31.0% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010.

Minutes of use from our prepaid services offerings increased 18.8% and 24.2% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010. This increase was driven by the volume growth in our reseller channel and our retail channel in South America, which more than offset the decreases in minutes of use in our retail channels in the U.S. and Asia. In our retail business in Europe, minutes of use increased in the nine months ended April 30, 2011 compared to the similar period in fiscal 2010, but decreased in the three months ended April 30, 2011 compared to the similar period in fiscal 2010.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 7.6% and 11.2% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010, reflecting both a continuing industry-wide decline in termination prices for international long distance calls, and changes in the product/call destination mix. The declining trend in termination prices is primarily the result of aggressive competition in all of our major markets.

Consumer Phone Services revenues declined 27.3% and 28.6% in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 15,200 as of April 30, 2011 compared to 21,500 as of April 30, 2010. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 61,100 as of April 30, 2011 compared to 80,200 as of April 30, 2010.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions, except cost per minute)
Direct cost of revenues
Telecom Platform Services	$279.2	$238.7	$40.5	17.0%	$807.1	$705.8	$101.3	14.3%
Consumer Phone Services	3.0	4.1	(1.1)	(26.5)	9.5	13.0	(3.5)	(26.8)

Total direct cost of revenues	$282.2	$242.8	$39.4	16.2%	$816.6	$718.8	$97.8	13.6%

Average termination cost per minute
Prepaid services	$0.0474	$0.0500	$(0.0026)	(5.3)%	$0.0474	$0.0529	$(0.0055)	(10.5)%
Wholesale carrier	0.0374	0.0396	(0.0022)	(5.5)	0.0369	0.0409	(0.0040)	(9.7)

Total average termination cost per minute	$0.0422	$0.0448	$(0.0026)	(5.9)%	$0.0419	$0.0468	$(0.0049)	(10.4)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute. In addition, the impact on direct cost of revenues from currency translations, in particular European currency translations, was an increase of $4.0 million and a decrease $4.3 million in the three and nine months ended April 30, 2011, respectively, compared to the similar periods in fiscal 2010.

	Three months ended April 30,			Nine months ended April 30,
	2011	2010	Change	2011	2010	Change
Gross margin percentage
Telecom Platform Services	16.5%	18.1%	(1.6)%	16.9%	17.6%	(0.7)%
Consumer Phone Services	52.5	53.0	(0.5)	53.9	55.1	(1.2)

Total gross margin percentage	17.2%	19.1%	(1.9)%	17.7%	18.8%	(1.1)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 primarily due to product mix changes. Specifically, revenues from our relatively higher margin traditional prepaid calling cards have declined, while revenues from relatively lower margin IMTU cards, wholesale carrier and reseller channel traffic increased.

Gross margins in our Consumer Phone Services segment remained basically the same in the three months ended April 30, 2011 compared to the similar period in fiscal 2010. Gross margins in our Consumer Phone Services segment decreased in the nine months ended April 30, 2011 compared to the similar period in fiscal 2010 primarily due to a reversal, in the first quarter of fiscal 2010, of $0.6 million of costs originally recorded in a prior period that caused the gross margin in the nine months ended April 30, 2010 to be unusually high.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$46.1	$42.5	$3.6	8.5%	$134.4	$127.6	$6.8	5.4%
Consumer Phone Services	1.7	2.1	(0.4)	(16.7)	5.5	6.4	(0.9)	(13.8)

Total selling, general and administrative expenses	$47.8	$44.6	$3.2	7.3%	$139.9	$134.0	$5.9	4.5%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily due to increases in marketing costs, external legal fees (primarily related to litigation), employee compensation and third party commissions. Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 14.9% and 15.1% in the three and nine months ended April 30, 2010, respectively, to 14.0% and 14.1% in the three and nine months ended April 30, 2011, respectively.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.3	$6.6	$(2.3)	(34.2)%	$13.8	$22.2	$(8.4)	(38.0)%
Consumer Phone Services	—	—	—	(49.3)	—	0.1	(0.1)	(42.1)

Total depreciation and amortization	$4.3	$6.6	$(2.3)	(34.3)%	$13.8	$22.3	$(8.5)	(38.0)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Severance and other charges
Telecom Platform Services	$—	$0.8	$(0.8)	(100.0)%	$0.9	$1.4	$(0.5)	(34.0)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total severance and other charges	$—	$0.8	$(0.8)	(100.0)%	$0.9	$1.4	$(0.5)	(34.0)%

 Severance and Other Charges. Severance and other charges in the nine months ended April 30, 2011 consisted primarily of costs to terminate a contract for a technology development and support group. Severance and other charges in the three and nine months ended April 30, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating Gains, net. Telecom Platform Services’ income from operations included an aggregate net gain of $4.6 million in the nine months ended April 30, 2011, and a gain of $10.0 million in the three and nine months ended April 30, 2010.

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

In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases. As a result of the settlement, in the three months ended April 30, 2010, we recorded a gain of $10.0 million, which was included in Telecom Platform Services’ income from operations.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$4.9	$12.8	$(7.9)	(61.7)%	$19.8	$9.9	$9.9	99.9%
Consumer Phone Services	1.5	2.4	(0.9)	(37.6)	5.5	9.4	(3.9)	(41.2)

Total income from operations	$6.4	$15.2	$(8.8)	(57.9)%	$25.3	$19.3	$6.0	30.9%

IDT Energy Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenues	$53.8	$53.8	$—	(0.1)%	$157.1	$154.9	$2.2	1.5%
Direct cost of revenues	37.0	38.1	(1.1)	(3.0)	114.3	108.2	6.1	5.6
Selling, general and administrative	8.2	5.7	2.5	42.4	20.0	14.3	5.7	39.6
Depreciation	—	0.1	(0.1)	(79.3)	—	0.1	(0.1)	(76.7)
Severance and other charges	—	—	—	—	—	0.1	(0.1)	(100.0)

Income from operations	$8.6	$9.9	$(1.3)	(13.4)%	$22.8	$32.2	$(9.4)	(29.2)%

Revenues. IDT Energy resells electricity and natural gas to residential and small business customers in New York State, New Jersey and Pennsylvania. IDT Energy began adding customers in select utility territories in New Jersey and Pennsylvania in the third quarter of fiscal 2010. IDT Energy’s revenues consisted of electricity sales of $29.4 million and $97.7 million in the three and nine months ended April 30, 2011, respectively, compared to $29.4 million and $91.3 million in the same periods in fiscal 2010, and natural gas sales of $24.4 million and $59.4 million in the three and nine months ended April 30, 2011, respectively, compared to $24.4 million and $63.6 million in the same periods in fiscal 2010. IDT Energy’s revenues are impacted by, among other things, the cost of the underlying commodities as well as the weather and the seasons, with natural gas revenues typically increasing in the second and third fiscal quarters due to increased heating demands and electricity revenues typically increasing in the fourth and first fiscal quarters due to increased air conditioning use. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers may reduce the demand for natural gas and electricity, respectively.

IDT Energy’s electricity revenues increased 0.1% in the three months ended April 30, 2011 compared to the same period in fiscal 2010 as a result of an increase in consumption offset by lower rates. IDT Energy’s electricity revenues increased 7.1% in the nine months ended April 30, 2011 compared to the same period in fiscal 2010 as a result of increases in the average rate charged to customers and in consumption. The average electric rate charged to customers decreased 1.1% and increased 4.0% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010. Electric consumption increased 1.2% and 2.9% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010.

The decrease in the average electric rate charged to customers in the three months ended April 30, 2011 compared to the same period in fiscal 2010 reflected the 8.8% decrease in the average unit cost of electricity in the three months ended April 30, 2011 compared to the same period in fiscal 2010. The increase in the average electric rate charged to customers in the nine months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily the result of a 13.0% increase in the average rate charged to customers in the first quarter of fiscal 2011 compared to the same period in fiscal 2010 reduced by decreases in the average rates charged to customers in the second and third quarters of fiscal 2011 compared to the same periods in fiscal 2010.

The increase in electric consumption in the three months ended April 30, 2011 compared to the same period in fiscal 2010 was primarily the result of an increase in meters served. The increase in electric consumption in the nine months ended April 30, 2011 compared to the same period in fiscal 2010 was the result of relatively higher usage meters added in the new territories coupled with, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, warmer temperatures. Electric consumption per meter decreased 0.6% and increased 6.1% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010.

IDT Energy's natural gas revenues declined 0.3% and 6.6% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010 primarily due to declines in the average rate charged to customers. The average natural gas rate charged to customers decreased 8.3% and 7.4% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010. Natural gas consumption increased 8.7% and 0.8% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010.

The decreases in the average natural gas rates charged to customers in the three and nine months ended April 30, 2011 compared to the same periods in fiscal 2010 reflected discounted promotional rates for new customers as well as decreases in the average unit cost of natural gas of 6.2% in the three and nine months ended April 30, 2011 compared to the same periods in fiscal 2010.

The increase in natural gas consumption in the three and nine months ended April 30, 2011 compared to the same periods in fiscal 2010 was primarily the result of an increase in meters in the three months ended April 30, 2011 compared to the same period in fiscal 2010. This increase in consumption offset the declines in consumption in the first and second quarters of fiscal 2011 compared to the similar periods in fiscal 2010 due to the loss of relatively high usage meters in upstate New York and the addition of a concentration of relatively low usage meters. Natural gas consumption per meter increased 4.1% and 0.9% in the three and nine months ended April 30, 2011, respectively, compared to the same periods in fiscal 2010.

As of April 30, 2011, IDT Energy’s customer base consisted of approximately 378,000 meters (210,000 electric and 168,000 natural gas) compared to 369,000 meters (210,000 electric and 159,000 natural gas) as of July 31, 2010 and 364,000 meters (205,000 electric and 159,000 natural gas) as of April 30, 2010.

Gross meter acquisitions in the three and nine months ended April 30, 2011 were 56,000 and 145,000, respectively, compared to 32,400 and 74,100 in the same periods in fiscal 2010. The new meter acquisitions in the three and nine months ended April 30, 2011 were partially offset by customer churn, which resulted in net gains of approximately 5,000 meters since January 31, 2011 and approximately 9,000 meters since July 31, 2010. Average monthly churn increased compared to the same periods in fiscal 2010 from 3.5% and 3.0% in the three and nine months ended April 30, 2010, respectively to 4.9% and 4.8% in the three and nine months ended April 30, 2011, respectively.

The average rates of annualized energy consumption, as measured by residential customer equivalents (“RCEs”), are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are a useful metric for evaluating the consumption profile of IDT Energy’s customer base. The RCE increase at April 30, 2011 compared to April 30, 2010 reflects a gradual shift in IDT Energy’s customer base to customers with higher consumption per meter as a result of targeted customer acquisition programs. The slight decline in electricity customers RCE’s sequentially resulted primarily from the acquisitions of customers with average consumption profiles relatively lower than the consumption profiles of customers who switched to other providers during the third quarter of fiscal 2011.

	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010	October 31, 2009	July 31, 2009
	(in thousands)
RCEs at end of fiscal quarter:
Electricity customers	119	124	122	117	103	98	95	92
Natural gas customers	94	91	87	88	88	87	86	89

Total RCEs	213	215	209	205	191	185	181	181

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $17.8 million and $68.1 million in the three and nine months ended April 30, 2011, respectively, compared to $19.3 million and $59.4 million in the same periods in fiscal 2010, and cost of natural gas of $19.2 million and $46.2 million in the three and nine months ended April 30, 2011, respectively, compared to $18.8 million and $48.8 million in the same periods in fiscal 2010. Direct cost of revenues for electricity decreased in the three months ended April 30, 2011 compared to the same period in fiscal 2010 primarily as a result of the decrease in the average unit cost partially offset by the increase in consumption. Direct cost of revenues for electricity increased in the nine months ended April 30, 2011 compared to the same period in fiscal 2010 mostly due to an increase in the average unit cost as well as the increase in consumption. Direct cost of revenues for natural gas increased in the three months ended April 30, 2011 compared to the same period in fiscal 2010 primarily due to the increase in consumption partially offset by a decline in the average unit cost. Direct cost of revenues for natural gas decreased in the nine months ended April 30, 2011 compared to the same period in fiscal 2010 primarily due to the decline in the average unit cost partially offset by the increase in consumption.

Gross margins in IDT Energy increased to 31.2% in the three months ended April 30, 2011 compared to 29.1% in the same period in fiscal 2010, and decreased to 27.3% in the nine months ended April 30, 2011 compared to 30.1% in the same period in fiscal 2010. Comprising these figures were gross margins on electricity sales in the three and nine months ended April 30, 2011 of 39.3% and 30.3%, respectively, compared to 34.2% and 35.0% in the same periods in fiscal 2010 and gross margins on natural gas sales in the three and nine months ended April 30, 2011 of 21.4% and 22.3%, respectively, compared to 23.1% and 23.2% in the same periods in fiscal 2010. The significant increase in electricity gross margin in the three months ended April 30, 2011 compared to the same period in fiscal 2010 was the result of the significant decline in the average unit cost which was not entirely reflected in the average rate charged to customers. In the nine months ended April 30, 2011 compared to the same period in fiscal 2010, gross margins were pressured by increasing competition in New York State and the impact of expansion into new territories in New Jersey and Pennsylvania, where some gross margin was sacrificed to facilitate customer acquisitions.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three and nine months ended April 30, 2011 as compared to the same periods in fiscal 2010 was due primarily to increases in customer acquisition costs and marketing costs. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as described above. Marketing costs increased as a result of testing new sales channels coupled with the expansion into new territories. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 10.7% and 9.3% in the three and nine months ended April 30, 2010, respectively, to 15.2% and 12.7% in the three and nine months ended April 30, 2011, respectively, because of the significant increase in IDT Energy’s selling, general and administrative expenses compared to the basically flat to slight increase in its revenues.

Genie Oil and Gas Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
Revenues	$—	$—	$—	—%	$—	$—	$—	—%
Direct cost of revenues	—	—	—	—	—	—	—	—
General and administrative	0.5	0.3	0.2	36.1	2.2	0.9	1.3	129.6
Research and development	2.2	1.7	0.5	35.2	5.7	3.7	2.0	57.8

Loss from operations	$(2.7)	$(2.0)	$(0.7)	(35.3)%	$(7.9)	$(4.6)	$(3.3)	(72.4)%

General and Administrative. The increase in general and administrative expenses in the three months ended April 30, 2011 as compared to the same period in fiscal 2010 was due to increases in payroll and consulting fees. The increase in general and administrative expenses in the nine months ended April 30, 2011 as compared to the same period in fiscal 2010 was due to increases in payroll, consulting fees and stock-based compensation. The increase in stock-based compensation was primarily a result of the issuance of the GOGI warrants in November 2010 in connection with the purchase of equity interests in GOGI by Lord (Jacob) Rothschild. The GOGI warrants are recorded at fair value which is estimated using a Black-Scholes valuation model. Stock-based compensation expense related to the GOGI warrants was a reversal of $0.1 million and expense of $0.4 million in the three and nine months ended April 30, 2011, respectively, compared to nil in the three and nine months ended April 30, 2010. As a result of the decline in the expected life of the warrants and a reduction in the discount rate, the estimated fair value of the GOGI warrants declined from $0.5 million at January 31, 2011 to $0.4 million at April 30, 2011, therefore we recorded a reversal of stock-based compensation expense of $0.1 million in the three months ended April 30, 2011.

Research and Development. Research and development expenses in the three and nine months ended April 30, 2011 and 2010 were entirely related to the operations of IEI in Israel. IEI began its resource appraisal study in the third quarter of calendar 2009, and it is expected that the field operations of this phase will be finalized in calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan includes drilling and coring several wells to depths of approximately 600 meters as well as well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests, as well as laboratory analyses of samples and other laboratory experiments. To date, the results from the appraisal process, both from field tests and laboratory experiments, confirm IEI’s expectations as to the attractiveness of the oil shale resource in the license area from the standpoint of richness, thickness and hydrology. IEI is continuing permitting and other preparatory work required prior to construction and operation of a pilot plant and operation of a pilot test. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from shale. If not delayed by permitting, regulatory action or pending litigation (see Note 12-Legal Proceedings to the condensed consolidated financial statements), pilot test construction could begin during the fourth quarter of calendar 2011, and pilot test operations could begin in calendar 2012. Pilot test operations are contingent on receipt of an extension to the current license which expires in July 2012. The initial term of the license was for three years until July 2011. The license was extended for an additional year until July 2012, and it may be further extended in one year increments until July 2015. Assuming IEI receives an extension to its current license, the pending lawsuit is favorably resolved, and IEI successfully demonstrates a commercially viable and environmentally acceptable technology, IEI intends to apply for a long-term commercial lease from the Israeli government to build and operate a commercial project. Under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

We expect continued, significant increases in the expenses of our Genie Oil and Gas segment reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing for engineering and scientific operations and business development activities.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2011	2010	$	%	2011	2010	$	%
	(in millions)
General and administrative expenses	$4.3	$1.4	$2.9	207.2%	$12.2	$9.7	$2.5	24.5%
Depreciation and amortization	0.1	0.3	(0.2)	(45.2)	0.5	0.8	(0.3)	(40.8)
Severance and other charges	—	2.0	(2.0)	(100.0)	0.1	3.1	(3.0)	(95.8)
Other operating loss	—	—	—	—	0.5	—	0.5	nm

Loss from operations	$4.4	$3.7	$0.7	18.8%	$13.3	$13.6	$(0.3)	(2.8)%

____________
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

General and Administrative. The increase in Corporate general and administrative expenses in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 was primarily the result of non-routine reductions in certain employee-related expenses in the third quarter of fiscal 2010, including an adjustment to payroll taxes as well as a tax credit from the New Jersey State Business Employment Incentive Program. In addition, the increase in Corporate general and administrative expenses in the three and nine months ended April 30, 2011 compared to the similar periods in fiscal 2010 included an increase in stock-based compensation, and was partially offset by reductions in compensation and charitable contributions. The increase in stock-based compensation was the result of the vesting of restricted shares of our Class B common stock granted to certain of our directors, officers and employees in December 2010 and January 2011. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses increased from 0.4% and 0.9% in the three and nine months ended April 30, 2010, respectively, to 1.1% in the three and nine months ended April 30, 2011 because Corporate general and administrative expenses increased at a faster rate than our total consolidated revenues from continuing operations. We continue to expect that Corporate general and administrative expenses will be in a range of $16 million to $18 million on an annualized basis through the consummation of the proposed spin-offs (see below).

Severance and Other Charges. Severance and other charges in the three and nine months ended April 30, 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Liquidity and Capital Resources

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards, litigation and other settlements, and borrowings from third parties. In addition, in fiscal 2010 and in the nine months ended April 30, 2011, we had net cash provided by operating activities of $56.2 million and $50.5 million, respectively. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, certificates of deposit and short-term investments that we held as of April 30, 2011 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2012.

As of April 30, 2011, we had cash, cash equivalents, restricted cash and cash equivalents and certificates of deposit of $279.9 million and working capital (current assets less current liabilities) of $132.3 million. As of April 30, 2011, we also had $6.2 million in investments in hedge funds, of which $0.2 million was included in “Investments-short term” and $6.0 million was included in “Investments-long-term” in our condensed consolidated balance sheet.

As of April 30, 2011, cash and cash equivalents of $7.0 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our condensed consolidated balance sheet. The letters of credit outstanding at April 30, 2011 were collateral to secure primarily mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of April 30, 2011, “Cash and cash equivalents” in our condensed consolidated balance sheet included approximately $9 million that was held pursuant to regulatory requirements related to IDT Financial Services Holding Limited, our European prepaid payment services business.

	Nine months ended April 30.
	2011	2010
	(in millions)
Cash flows provided by (used in):
Operating activities	$50.5	$47.5
Investing activities	(0.6)	56.3
Financing activities	(4.1)	(12.4)
Effect of exchange rate changes on cash and cash equivalents	1.7	(0.7)

Increase in cash and cash equivalents from continuing operations	47.5	90.7
Net cash provided by discontinued operations	—	0.4

Increase in cash and cash equivalents	$47.5	$91.1

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. On September 4, 2008, a Swedish court granted an application made by the Swedish Tax Agency to seize SEK 100 million ($16.6 million) of assets owned by one of our subsidiaries, Inter Direct Tel Ltd., as security for payment of VAT. Inter Direct Tel appealed the seizure order and on October 6, 2008, the appellate court reversed the lower court’s seizure order. On December 17, 2008, the Swedish Tax Agency sent Inter Direct Tel an Audit Memo describing its reasoning for a VAT assessment of approximately SEK 112 million ($18.7 million) and SEK 22 million ($3.7 million) in penalties. On March 27, 2009, Inter Direct Tel responded to the comments in the Audit Memo. On June 5, 2009, Inter Direct Tel received a re-assessment from the Swedish Tax Agency in the same amounts assessed in the Audit Memo with the payment due on July 13, 2009. Inter Direct Tel received a suspension of the payment obligation until the matter is addressed by the appropriate court. On September 30, 2009, Inter Direct Tel filed an appeal of the re-assessment. On October 27, 2009, the Swedish Tax Agency issued its decision on the re-assessment which did not change its previous assessment. On December 9, 2009, Inter Direct Tel submitted its response to the Swedish Tax Agency’s decision to the County Administrative Court in Vänersborg. The case was transferred to a new County Administrative Court in Gothenburg and the Company is awaiting the Court’s decision. Although we cannot be certain of the ultimate outcome of this matter, we believe that it is more likely than not that our appeal will be successful.

We are subject to audits in various jurisdictions for various other taxes, including sales and use tax, utility excise tax, communications services tax, gross receipts tax and property tax. As of April 30, 2011, we had accrued an aggregate of $3.6 million related to these audits. In June 2010, the New York City Finance Department notified us that it is conducting a utility tax audit on IDT Energy electricity sales for the period from June 1, 2007 though December 31, 2008. The notice of audit related to the collection and remittance of utility taxes from IDT Energy customers. In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets. In January 2011 and May 2011, we received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million. In May 2011, we received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of tax and regulatory audits could have an adverse affect on our results of operations, cash flows and financial condition.

In March 2011, we consented to audit adjustments of our New York State utility excise tax for 2004 through 2009 and paid $1.3 million. We had previously accrued $1.5 million for these audit adjustments.

Investing Activities

Our capital expenditures were $9.2 million in the nine months ended April 30, 2011 compared to $6.6 million in the nine months ended April 30, 2010. We currently anticipate that total capital expenditures for all of our divisions for the twelve month period ending April 30, 2012 will be in the $10.0 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

In the nine months ended April 30, 2011 and 2010, cash used for capital contributions to AMSO, LLC was $3.9 million and $0.7 million, respectively. The increase in capital contributions to AMSO, LLC reflects the increase in its cash requirements for facility construction, drilling and operations of its planned pilot test.

We received $1.7 million and $2.3 million in the nine months ended April 30, 2011 and 2010 from the redemption of certain of our investments in hedge funds.

Restricted cash and cash equivalents decreased $4.9 million and $51.2 million in the nine months ended April 30, 2011 and 2010, respectively. The decrease in the nine months ended April 30, 2010 was primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services resulting from our agreement with BP. Restricted cash and cash equivalents serve as collateral for letters of credit to secure primarily equipment financing, mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs. IDT Energy purchases electricity and natural gas from BP and pays a fee based on volumetric loads in accordance with the agreement. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of April 30, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $22.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $8.8 million as of April 30, 2011.

Net proceeds from sales of buildings were $0.1 million and $5.2 million in the nine months ended April 30, 2011 and 2010, respectively. On July 31, 2009, Hillview Avenue Realty, LLC, or Hillview, a majority owned subsidiary of ours, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We had a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. We received additional proceeds of $0.1 million in the nine months ended April 30, 2011. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in the nine months ended April 30, 2010.

Proceeds from insurance of $3.5 million and $0.3 million in the nine months ended April 30, 2011 and 2010, respectively, related to water damage in our building located at 520 Broad Street, Newark, New Jersey. As of April 30, 2011, we had received aggregate proceeds from insurance of $4.0 million in connection with this water damage claim. We recorded a gain of $2.6 million from this insurance claim in the nine months ended April 30, 2011, which is included in “Other operating gains, net” in our condensed consolidated statement of operations.

In the nine months ended April 30, 2011 and 2010, proceeds from marketable securities were $5.7 million and $4.6 million, respectively. Proceeds from marketable securities in the nine months ended April 30, 2011 was from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In the nine months ended April 30, 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in our condensed consolidated statement of operations. Proceeds from marketable securities in the nine months ended April 30, 2010 was from the sale and maturities of marketable securities during the period.

We used cash of $5.5 million in the nine months ended April 30, 2011 to purchase certificates of deposit at various banks. We received cash of $2.2 million in the nine months ended April 30, 2011 from the maturity of certificates of deposit.

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

We distributed cash of $1.6 million and $1.5 million in the nine months ended April 30, 2011 and 2010, respectively, to the noncontrolling interests in subsidiaries.

Proceeds from sales of stock of subsidiaries of $10.0 million and $5.7 million in the nine months ended April 30, 2011 and 2010, respectively, consisted of the following:

●
In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in Genie Oil and Gas, Inc. for $10.0 million paid in cash. Also, in November 2010, Rupert Murdoch purchased a 0.5% equity interest in Genie Oil and Gas, Inc. for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58%, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with the purchase by Lord Rothschild, in November 2010, warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of Genie Oil and Gas, Inc. at an exercise price of up to $2 million that are exercisable through November 12, 2011. Genie Oil and Gas, Inc. consists of our interests in AMSO, IEI and T.C.T. Thermal Cleaning Technologies, Ltd.

●
On March 29, 2010, Shaman II, L.P. purchased additional shares in Zedge Holdings, Inc., or Zedge, for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

●	In April 2010, Genie Energy International Corporation sold shares of its common stock and an option to purchase additional shares of its common stock for an aggregate of $5.4 million.

We received proceeds from the exercise of our stock options of $1.7 million and nil in the nine months ended April 30, 2011 and 2010, respectively.

Repayments of capital lease obligations were $3.7 million and $4.5 million in the nine months ended April 30, 2011 and 2010, respectively. We also repaid $0.5 million of other borrowings in the nine months ended April 30, 2011 and 2010.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, common stock, without regard to class. There were no repurchases in the nine months ended April 30, 2011. In the nine months ended April 30, 2010, we repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. As of April 30, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

Contractual Obligations and Other Commercial Commitments

Smaller reporting companies are not required to provide the information required by this item.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $142.9 million at April 30, 2011 from $117.9 million at July 31, 2010 primarily due to an increase in IDT Telecom’s gross trade accounts receivable, as well as an increase in Fabrix T.V., Ltd.’s gross trade accounts receivable. The increase in IDT Telecom’s gross trade accounts receivable was primarily due to billings in the nine months ended April 30, 2011 in excess of collections during the period. Fabrix T.V., Ltd.’s gross trade accounts receivable increased primarily as a result of its August 2010 license agreement with a major cable operator.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 10.3% at April 30, 2011 and 10.7% at July 31, 2010 because IDT Telecom’s allowance for doubtful accounts as a percentage of its gross trade accounts receivable balance decreased to 12.3% at April 30, 2011 from 13.7% at July 31, 2010. In addition, the change in the allowance for doubtful accounts as a percentage of gross trade accounts receivable was impacted by the increase in Fabrix T.V., Ltd.’s gross trade accounts receivable.

Potential Spin-offs; Sales of Businesses

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

On March 15, 2011, our subsidiary ICTI filed a Form 10 registration statement with the SEC related to the spin-off of ICTI to our stockholders. ICTI will own a portfolio of patents related primarily to communications over computer networks, including VoIP, and the licensing business related to those patents. We are currently evaluating issues related to the spin-off to achieve the greatest combination of value creation and risk management.

In November 2010, our Board of Directors directed us to pursue a spin-off of our Genie Energy division. The spin-off of Genie Energy under consideration is intended to be tax-free to our stockholders. We intend to apply to the IRS for a private letter ruling confirming that the spin-off would qualify as a tax-free transaction. We currently anticipate completing the spin-off in the fall of 2011.

Foreign Currency Risk

Revenues from our international operations represented 32.1% and 34.8% of our consolidated revenues from continuing operations for the nine months ended April 30, 2011 and 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Commodity Price Risk

Our primary commodity price risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in the nine months ended April 30, 2011 had remained the same as in the nine months ended April 30, 2010, our cash flow from electricity sales would have increased by $3.2 million in the nine months ended April 30, 2011 and our cash flow from natural gas sales would have increased by $1.7 million in the nine months ended April 30, 2011.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time primarily through the use of forward contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. These contracts and options do not qualify for hedge accounting, and the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of operations.

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

In December 2010, the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, was issued. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity will consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Upon adoption, an entity must assess whether it is more likely than not that a goodwill impairment exists for each reporting unit with a zero or negative carrying amount. If it is more likely than not that goodwill impairment exists, the second step of the goodwill impairment test shall be performed as of the date of adoption to measure the amount of impairment, if any. We are required to adopt this standard update on August 1, 2011. The carrying amount of one of the reporting units in our Telecom Platform Services segment was negative in its fiscal 2010 goodwill impairment test. At April 30, 2011, this reporting unit had goodwill of $11.9 million. We are evaluating the impact that this standard update will have on our consolidated financial statements.

In May 2011, an accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards was issued. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. We are required to adopt this standard update on February 1, 2012. We are evaluating the impact that this standard update will have on our consolidated financial statements.

Item 3.               Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.               Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.                      Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2011:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1–28, 2011	—	$—	—	5,411,783
March 1–31, 2011	—	$—	—	5,411,783
April1–30, 2011	—	$—	—	5,411,783

Total	—	$—	—

________________

(1)
Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.

Item 3.               Defaults Upon Senior Securities

None

Item 4.               Removed and Reserved

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

IDT CORPORATION

June 14, 2011	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

June 14, 2011	By:	/s/ BILL PEREIRA
Bill Pereira Chief Financial Officer