Form 10-K
period 2011-07-31
IDT CORP
filed 2011-10-11
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2011, or

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

(973) 438-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class B common stock, par value $.01 per share	Name of each exchange on which registered New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ]    No [✓]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $23.03 and of the common stock of $23.15, as reported on the New York Stock Exchange, was approximately $301,000,000.

As of October 6, 2011, the registrant had outstanding 21,108,970 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,477,808 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 15, 2011, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2011 refers to the fiscal year ended July 31, 2011).

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

•

Genie Energy, of which we own 99.3%, which is comprised of IDT Energy and our 92% interest in Genie Oil and Gas. IDT Energy operates our energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York, New Jersey and Pennsylvania. Genie Oil and Gas consists of (1) American Shale Oil Corporation, or AMSO, which holds and manages a 50% interest in American Shale Oil, LLC, or AMSO, LLC, our oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd., or IEI, our oil shale initiative in Israel.

Our other businesses and assets include (1) Zedge, the world’s largest independent consumer distribution channel for mobile games and personalization—ringtones, wallpapers and alerts—for Android phones, feature phones and tablets, (2) Fabrix T.V., Ltd., our majority-owned venture, that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) a portfolio of patents held by our subsidiary, Innovative Communications Technologies, Inc., or ICTI, related to VoIP technology and the licensing and other businesses related to these patents, (4) a significant number of Federal Communications Commission, or FCC, licenses for commercial fixed wireless spectrum, (5) certain real estate and (6) other smaller businesses.

We have the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other.

On October 6, 2011, we, through our subsidiary, Genie Energy Ltd., or Genie, filed an amended registration statement on Form 10, including an information statement, related to the anticipated spin-off of Genie to our stockholders. Genie is our wholly-owned subsidiary which owns 99.3% of Genie Energy International Corporation, or GEIC (formerly Genie Energy Corporation). GEIC owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGI. We expect to execute the Genie spin-off by late October or early November 2011, but the timing is subject to certain contingencies.

Financial information by segment is presented under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

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

We completed an initial public offering of our common stock on March 15, 1996. Our common stock was quoted on the NASDAQ National Market until February 26, 2001, at which time it became listed on the New York Stock Exchange. On May 31, 2001, we distributed a stock dividend of one share of our Class B common stock for each outstanding share of our common stock, Class A common stock and Class B common stock. On June 1, 2001, our Class B common stock was listed on the New York Stock Exchange and now trades under the symbol “IDT.” In April 2011, our stockholders approved an amendment to our Certificate of Incorporation effecting a conversion and reclassification of each outstanding share of Common Stock into one share of our Class B common stock. Our common stock is, therefore, no longer listed on the New York Stock Exchange.

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

In February 2008, we formed AMSO, which holds and manages a 50% interest in AMSO, LLC, our oil shale initiative in Colorado. Additionally, in the fourth quarter of fiscal 2008, our subsidiary, IEI, was granted a license in Israel to explore oil shale for potential production of shale oil.

On June 24, 2009, we acquired the 49% interest in Union Telecard Alliance, LLC, or UTA, that we did not previously own.

RECENT DEVELOPMENTS

Dividends

On November 23, 2010, we paid a cash dividend of $0.22 per share for the first quarter of fiscal 2011 to stockholders of record at the close of business on November 15, 2010 of our common stock, Class A common stock and Class B common stock. On December 28, 2010, we paid a cash dividend of $0.22 per share for the second quarter of fiscal 2011 to stockholders of record at the close of business on December 16, 2010 of our common stock, Class A common stock and Class B common stock. On July 12, 2011, we paid a cash dividend of $0.23 per share for the third quarter of fiscal 2011 to stockholders of record at the close of business on July 1, 2011 of our Class A common stock and Class B common stock. On September 20, 2011, our Board of Directors declared a $0.23 per share dividend payable on October 12, 2011 for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of our Class A common stock and Class B common stock. For the full fiscal year 2011, we declared dividends of $0.90 per share or an aggregate of $20.4 million.

Investments in Genie

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGI for $10.0 million paid in cash. Also in November 2010, Rupert Murdoch purchased a 0.5% equity interest in GOGI for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with the purchase by the entity affiliated with Lord Rothschild, in November 2010, warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of GOGI at an exercise price of up to $2 million that are exercisable through November 12, 2011.

Buyout Payment

In December 2010, in connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of Bresnan Broadband Holdings, LLC (or BBH), BBH exercised its option to terminate the services being provided by us to a subsidiary of BBH under the Cable Telephony Agreement dated November 3, 2004, as amended. Pursuant to the terms of this agreement, Cablevision paid us $14.4 million to terminate the agreement.

Exchange Offer and Conversion of our Common Stock

On January 24, 2011, in connection with our offer to exchange one share of our Class B common stock for each share of common stock outstanding, we exchanged 1.9 million shares of our Class B common stock for 1.9 million shares of our common stock.

On April 4, 2011 at a Special Meeting of Stockholders, our stockholders approved an amendment to our certificate of incorporation to (1) effect a conversion and reclassification of each outstanding share of common stock into one share of Class B common stock, (2) eliminate the common stock and provisions relating thereto, (3) provide for the conversion of Class A common stock into Class B common stock instead of common stock, and (4) revise the provision relating to dividends and distributions. As a result, we exchanged 1.8 million shares of our Class B common stock for 1.8 million shares of our common stock, and exchanged 0.9 million restricted shares of our Class B common stock for 0.9 million restricted shares of our common stock. We no longer have any shares of common stock authorized or outstanding and have only two classes of common stock remaining—Class A common stock, which is not publicly traded, and Class B common stock.

In connection with the reclassification and exchange offer, certain stockholders controlled by Howard S. Jonas, our Chairman of the Board and Chief Executive Officer, exchanged 1.7 million shares of our Class A common stock (which is entitled to three votes per share) for 1.7 million shares of our Class B common stock (which is entitled to one-tenth of a vote per share) so that the voting power of shares of our capital stock over which Mr. Jonas exercises voting control remained the same as it was immediately prior to the commencement of the exchange offer. The 1.7 million shares of our Class A common stock were added to our treasury stock.

All of the shares of our Class B common stock that were issued in exchange for shares of our common stock or Class A common stock, an aggregate of 5.4 million shares, were issued from our Class B treasury shares.

In addition, our common stock is no longer listed on the New York Stock Exchange and it was de-registered under the Securities Exchange Act of 1934, as amended.

Proposed Spin-off of Genie

On October 6, 2011, we, through our subsidiary Genie, filed an amended registration statement on Form 10, including an information statement, related to the anticipated spin-off of Genie to our stockholders. Genie is our wholly-owned subsidiary that holds our energy businesses and assets. We expect to execute the spin-off by late October or early November 2011, but the timing is subject to certain contingencies. In connection with the spin-off, each of our stockholders will receive one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock. To that end, Genie received a ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free under Section 355 of the of the Internal Revenue Code of 1986 ( or the Code). In addition to obtaining the IRS ruling, Genie expects to receive an opinion from PricewaterhouseCoopers LLP, confirming the tax-free status of the spin-off for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 355 of the Code not specifically addressed in the IRS ruling.

IDT TELECOM

IDT Telecom is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides various telecommunications services, including prepaid and rechargeable calling cards, a range of VoIP communications services and wholesale carrier services. Consumer Phone Services provides consumer local and long distance services in the United States.

In fiscal 2011, IDT Telecom had revenues of $1,343.0 million, representing 86.3% of our total consolidated revenues from continuing operations, and income from operations of $28.7 million, as compared with revenues of $1,187.3 million and income from operations of $26.9 million in fiscal 2010.

Telecom Platform Services

During fiscal 2011, our Telecom Platform Services segment generated $1,316.6 million in revenues worldwide and had income from operations of $21.6 million, as compared with revenues of $1,150.1 million and income from operations of $14.4 million in fiscal 2010. Our prepaid channel accounted for 42% and our wholesale carrier channel accounted for 45% of the revenues of our Telecom Platform Services segment in fiscal 2011.

We sell prepaid calling cards under the “LA LEYENDA,” “BOSS,” “Playball,” “GOOOL,” “RED,” “Feliz,” “PT-1” and “PennyTalk” brand names, among others, providing telephone access to more than 230 countries and territories. We sell more than 1,000 different calling cards in the United States and more than 700 different cards abroad, with specific cards featuring favorable rates to specific international destinations.

Our calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia, Latin America and Africa that tend to generate high levels of international volume.

In the United States, we distribute our prepaid products through a network of several hundred sub-distributors that sell to retail outlets throughout most of the United States. We also sell prepaid products to major national retailers.

Our prepaid calling card business has traditionally been strongest in the northeastern United States because of our extensive local distribution network and our competitive rates. During the second half of fiscal 2011, we believe that our market share on the west coast of the United States began to show significant improvement.

We also sell prepaid calling cards in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

We also offer International Mobile Top Up, or IMTU, which we introduced in fiscal 2008. This product enables purchasers to top up (recharge / purchase minutes for) a prepaid mobile telephone in another country. IMTU appeals to residents, particularly immigrants, in developed countries such as the United States who communicate regularly with or send money (remit) to friends or family members in a developing country. Our IMTU offerings work by combining our prepaid platform capabilities, our distribution reach into immigrant communities and our relationships with mobile operators in developing countries, into a simple and reliable service. IMTU sales increased substantially in fiscal 2011 and represented a significant portion of the growth of our retail revenues in the fiscal year. We added more than 20 new overseas mobile operators during the year building direct relationships with each operator.

In fiscal 2010, we introduced BOSS Revolution, our pay-as-you-go, cardless international calling service that allows users to bypass their service provider and call their families and friends overseas without the need to enter a personal identification number, or PIN. Users can add to their account balance online or by visiting one of our BOSS Revolution network retailers. This product has become a leading PIN-less service in the United States with more than 15,000 stores connected directly to our platform. In fiscal 2011, we started to sell IMTU through the BOSS Revolution network.

The addition of IMTU and BOSS Revolution represent successful efforts to leverage our existing capabilities and distribution to generate new sources of revenue to replace declining revenues from our traditional calling cards, although IMTU and BOSS Revolution generally have lower gross margins than our traditional calling cards.

Our prepaid channel also markets (1) customized (private label) calling cards, which we sell to retailers printed with the retailer’s name and logo who, in turn, sell them to their customers, and (2) IDT-branded calling cards, which are prepaid calling cards printed with the IDT, Entrix or DSA logo and design that are sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores, for resale to their customers. Our rechargeable calling cards, which are marketed to consumers and business customers nationwide, can be used by U.S. callers to call internationally from any phone, including a cell phone. At the customer’s request, an account is automatically recharged with a credit card that the customer provides. We also resell a limited amount of calling cards of other telecommunications providers, to small and medium-sized retail chains.

Our Telecom Platform Services segment, in addition to carrying our international telecommunications traffic, also carries the international traffic of other telecommunications companies globally.

By utilizing our proprietary least-cost-routing system, aggressive purchasing strategies, extensive experience in provisioning circuits and capitalizing on our own high volume of international long distance telephone traffic generated by our various businesses, we are able to provide both major carriers and niche carriers with rates that we believe are often lower than those available through other carriers.

During fiscal 2011, IDT Telecom terminated over 26 billion minutes, making us one of the largest carriers of long distance minutes worldwide.

We have a significant number of direct connections to Tier 1 providers outside the United States, particularly Tier 1 providers in Asia, Africa and the Middle East. These direct connections increase the quality of the telephone calls and reduce the cost, which enables us to generate more traffic with higher margins to that foreign locale. Tier 1 providers are the largest recognized licensed carriers in a country. We also have direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In fiscal 2012, we plan to continue expanding these direct relationships with mobile network providers.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high quality connections that these providers often require. To that end, we offer higher-priced, premium services in which we offer higher quality connections, based upon a set of predetermined quality-measuring criteria. These services meet a growing need for some of our customers, who are providing services to high-value, quality-conscious retail customers. As of July 31, 2011, our wholesale carrier services business had more than 600 customers. Including vendors, IDT has over 1,100 carrier relationships globally.

International Operations

In Europe, we market our prepaid products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Ireland, Italy, Luxembourg, Sweden, Finland, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the demographic opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe. We also sell our prepaid products in Israel and in South Africa.

We maintain our European corporate and carrier services operations in London, England, and our prepaid products business headquarters in Dublin, Ireland. We also operate satellite offices in Germany, Belgium, Spain and Greece.

We also provide wholesale carrier services to international telecom companies, including foreign state-owned or state-sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $316.2 million of revenues in fiscal 2011, a 1.7% increase from the $311.0 million of revenues generated during fiscal 2010. Our European operations’ revenues constituted 23.5% of IDT Telecom’s revenues from continuing operations in fiscal 2011, as compared to 26.2% in fiscal 2010.

In Asia, we sell prepaid products in Hong Kong, Singapore, Australia, Japan, Korea, Malaysia and Taiwan. We are one of the top providers to the Filipino segment and the Indonesian segment, the two largest overseas worker segments in Hong Kong. In addition, in Singapore, we are a market leader for the Indian segment, which is the largest ethnic segment in Singapore. In fiscal 2011, we generated $96.2 million in revenues from our operations in the Asia Pacific region compared to $75.1 million in fiscal 2010.

In Latin America, we market prepaid products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2011, we generated $25.5 million in revenues from the sale of retail products in Latin America compared to $19.0 million in fiscal 2010.

Sales, Marketing and Distribution

In the United States, we distribute our prepaid calling cards primarily to retail outlets through our network of distributors or through our own internal sales force. In addition, our customized calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our own internal sales force, and from time to time we may utilize third-party agents or brokers to acquire accounts. IMTU has been marketed in the United States, primarily through our distribution network and through various big box retailers. The balances can be added to mobile phones of family members or friends with various wireless carriers in Honduras, Guatemala, El Salvador, Columbia, Nicaragua, Haiti, Cuba, Ghana, Dominican Republic, Mexico and the Philippines. In the first quarter of fiscal 2011, we commenced marketing of IMTU in select markets in Europe.

In Europe, we sell our prepaid calling cards and our customized and IDT-branded calling cards through independent distributors and our own internal sales force. Wholesale carrier services are sold through our internal wholesale sales team.

Telecommunications Network Infrastructure

We operate a global telecommunications switching and transmission infrastructure which includes many eCommerce and B2B web sites and services that enable us to provide an array of telecommunications services to our customers worldwide.

We operate a global IP network using soft switches located in the United States, the United Kingdom, Argentina, Peru, Brazil and Hong Kong. The IP network, supplemented by a host of points of presence, or POPs, provides interconnect capabilities to every nation in the world. The IDT network communicates with landline, cellular and satellite based carriers that use either packet based or time-division multiplexing, or TDM, technologies. Our network and systems are monitored and operated on a continual basis by our Network Operations Centers in the United States, Europe and Asia.

Consumer Phone Services

We currently provide our bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. Our bundled local/long distance service, offered predominantly to residential customers, includes unlimited local, regional toll and domestic long distance calling and popular calling features. A second plan is available, providing unlimited local service with our long distance included for as low as 3.9 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. We also offer stand-alone long distance service throughout the United States. Due to changes in the U.S. regulatory environment in 2005 that adversely affected our cost of providing bundled local/long distance phone services and due to increased competition, we ceased, in 2005, to actively market this service, and as a result, the revenues and number of customers have declined significantly. We expect this trend to continue in fiscal 2012. In addition, we anticipate that our Consumer Phone Services segment’s customer base and revenues will continue to decline, and we expect that sometime in calendar 2013 Consumer Phone Services will no longer generate positive cash flow. At that point, we intend to exit this business.

As of July 31, 2011, we had approximately 14,100 active customers for our bundled local/long distance plans and approximately 57,300 customers for our long distance-only plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

Our Consumer Phone Services segment generated revenues of $26.4 million and income from operations of $7.1 million in fiscal 2011, as compared to revenues of $37.2 million and income from operations of $12.5 million in fiscal 2010.

IDT ENERGY

Our IDT Energy segment operates our energy service company that resells natural gas and electricity to residential and small business customers in eight utility markets in New York, four utility territories in New Jersey and three utility territories in Pennsylvania. In addition, IDT Energy has pending license applications to operate in two more utility territories in New Jersey and three more utility territories in Pennsylvania.

IDT Energy’s business, particularly its sales of natural gas, is a seasonal business. In fiscal 2011, approximately 80% of our annual natural gas revenues were generated during IDT Energy’s second and third fiscal quarters when demand for heating is highest. The demand for electricity is not as seasonal as natural gas, but is higher during IDT Energy’s first and fourth fiscal quarters when air conditioning usage peaks. Revenues from sales of electricity in the first and fourth quarters of fiscal 2011 represented approximately 57% of total revenues from electricity sales for the fiscal year.

In fiscal 2011, IDT Energy generated revenues of $203.6 million comprised of $137.8 million from sales of electricity and $65.8 million from sales of natural gas, as compared with revenues of $201.4 million in fiscal 2010. In fiscal 2011, IDT Energy’s revenues represent 13.1% of our total consolidated revenues from continuing operations. In fiscal 2011, IDT Energy had income from operations of $22.5 million, as compared with income from operations of $37.8 million in fiscal 2010.

Customers

As of July 31, 2011, IDT Energy serviced approximately 405,000 meters (232,000 electric and 173,000 natural gas), as compared to approximately 369,000 meters (210,000 electric and 159,000 natural gas) at the end of fiscal 2010.

IDT Energy’s services are made available to customers under its standard terms and conditions, offering primarily a variable rate via evergreen or month-to-month agreements, which enable it to recover its costs for electricity and natural gas through adjustments to the rates charged to its customers. The frequency and degree of these adjustments are determined by IDT Energy, and are not subject to regulation. While IDT Energy’s contract rates are not subject to regulation, IDT Energy is required to comply with various reporting requirements in order to maintain eligibility to operate as an ESCO. Certain jurisdictions require IDT Energy to publish its customer offers with the applicable public service commission, or PSC, as an administrative matter. The electricity and natural gas IDT Energy sells are generally metered and delivered to IDT Energy customers by the local utilities. As such, IDT Energy does not have a maintenance or service staff for customer locations. These utilities also provide billing and collection services for the majority of IDT Energy’s customers on its behalf. For a small number of direct bill customers, IDT Energy performs its own billing and collection. Additionally, IDT Energy’s receivables are generally purchased by the utilities in whose areas IDT Energy operates for a percentage of their face value (as of July 31, 2011, approximately 98%) in exchange for the utility receiving a first priority lien in the customer receivable without recourse against IDT Energy.

IDT Energy markets its energy services primarily through direct marketing methods, including door-to-door sales, outbound telemarketing, direct mail and Internet signup. The substantial customer growth since inception can be attributed to IDT Energy’s successful expansion into many of the local distribution company, or LDC, territories in New York State. The New York State Public Service Commission, or NYPSC, as published on its website in April 2011, indicates that approximately 21.0% (electric) and 18.9% (gas) of eligible New York customers participated in the deregulation of the market by migrating from a utility to an ESCO. According to these statistics, as of July 31, 2011, IDT Energy had captured approximately 16.7% (gas) and 13.6% (electric) of the migrated customers in New York State. Many of IDT Energy’s customers reside in Con Edison territory in New York State with IDT Energy capturing approximately 23% of the migrated electric customers and 26% of the migrated gas customers in Con Edison’s territory.

IDT Energy’s strategy is to acquire profitable customers in low-risk markets, specifically where the utilities have adopted a portfolio of ESCO-friendly, regulatory-driven programs. Key among these programs are purchase of receivables, or POR, programs where utilities are contractually obligated to purchase customer receivables at a pre-determined fixed discount. Under POR programs, utilities offer consolidated billing, where the utilities have the responsibility of billing the individual customer and the subsequent collections of the remittances. Additionally, we target markets in which we can procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. This, coupled with IDT Energy’s strategy to primarily sell a variable-rate product, allows IDT Energy to reflect a true market cost based price and opportunistically vary its rates to its customers taking into account its competitors.

Utilities in New York State generally offer POR programs without recourse that permit customers with past-due balances to remain in the POR program. However, utilities in New Jersey generally do not permit customers with past-due balances to enroll in their POR programs, and, in the case of PSE&G, remain in their POR programs, which means that after a certain amount of time (determined based on the specific commodity), IDT Energy becomes responsible for the billing and collection of the commodity portion of the future invoices for its delinquent customers. IDT Energy may switch the customer back to the utility at its choosing; the process can typically be accomplished before IDT Energy needs to send an invoice and incur the receivable risk, however it can take as long as one to two billing cycles to complete.

In the third quarter of fiscal 2010, after consideration of the factors described above, IDT Energy began adding customers in two utility territories in New Jersey and Pennsylvania. During the second quarter of fiscal 2011, IDT Energy commenced customer acquisition activities in three more utility territories in these states. As of July 31, 2011, IDT Energy operates in four territories in New Jersey and three territories in Pennsylvania.

IDT Energy also regularly monitors other deregulated or deregulating markets to determine if they are appropriate for entry, and may initiate the licensing process in a selected region should deregulated conditions develop favorably.

Acquisition and Management of Gas and Electric Supply

IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively BP) during the fourth quarter of fiscal 2009 pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have POR programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. IDT Energy purchases electricity and natural gas from BP and pays an additional financing fee based on volumetric loads in accordance with the agreement. IDT Energy makes a monthly payment for its purchases and the related fees, and any outstanding, unpaid amounts accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. Effective January 20, 2010, the agreement with BP was amended to cover the territories in which we operate in New Jersey and Pennsylvania. Effective October 1, 2010, the agreement with BP was modified and extended with a new termination date of June 30, 2014, and with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

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

As an ESCO, IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Besides BP, IDT Energy currently contracts with Dominion Transmission, Inc., National Fuel Supply, Williams Gas Pipeline, Texas Eastern Transmission and others for natural gas pipeline, storage and transportation services, and utilizes the NYISO and PJM Interconnection, LLC, or PJM, for electric transmission and distribution. PJM is a regional transmission orga-

nization that coordinates the movement of wholesale electricity in all or parts of thirteen states (including New Jersey and Pennsylvania) and the District of Columbia.

IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. In addition, IDT Energy enters into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas.

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

GENIE OIL AND GAS

American Shale Oil, LLC

American Shale Oil Corporation, or AMSO, was formed as a wholly owned subsidiary of ours in February 2008. AMSO’s initial entry into the oil shale business occurred in April 2008, when AMSO acquired a 75% equity interest in E.G.L. Oil Shale, L.L.C. (which was subsequently renamed American Shale Oil, LLC, or AMSO, LLC) in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, IDT Corporation acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million, bringing our total interest in AMSO, LLC to approximately 90%. In March 2009, a subsidiary of TOTAL S.A., or Total, the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration, or RD&D, expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners (including IDT Corporation’s 14.9% direct equity interest) other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. IDT Corporation assigned the cash proceeds of its override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by Genie. According to the terms of the transaction, AMSO will operate the project during the RD&D phase. Total will provide a majority of the funding during this phase of the project, and technical and financial assistance throughout the RD&D and commercial stages of the project. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase. After the consummation of the Total transaction, AMSO owned 50% of AMSO, LLC.

Oil shale is an organic-rich, fine-grained sedimentary rock that contains significant amounts of kerogen (a solid mixture of organic chemical compounds) from which liquid hydrocarbons can be extracted. However, extracting oil and gas from oil shale is more complex than conventional oil and gas recovery and is more expensive. Rather than pumping it directly out of the ground in the form of liquid oil, the oil shale can be mined and then heated to a high temperature through a process called surface retorting, with the resultant liquid separated and collected. An alternative which AMSO, LLC and others are researching and developing is in-situ retorting, which involves heating the oil shale to a temperature of approximately 660°F while it is still underground, and then pumping the resulting liquid and/or gases to the surface. In-situ retorting is considered to be less environmentally invasive than surface retorting and can offer significant economic advantages.

According to reports from the United States Department of Energy, or DOE, oil shale resources in the United States are estimated at over 2 trillion barrels, and based on management estimates, could potentially supply the U.S.’s demand for liquid fuel over the next 100 years. The majority of those deposits are found in the Green River Formation of Colorado (Piceance Creek Basin), Utah (Uinta Basin) and Wyoming (Green River and Washakie Basins). In March 2009, the U.S. Geological Survey, or USGS, reported that the total “in-place” oil in the Colorado’s Piceance Basin is approximately 1.525 trillion barrels. The majority of those deposits are found in the Green River Formation of Colorado (Piceance Creek Basin), Utah (Uinta Basin) and Wyoming

(Green River and Washakie Basins). Colorado’s Piceance Basin, where AMSO, LLC’s RD&D lease is located as described below, contains some of the richest oil shale resources in the world (as reported by DOE and USGS sources), in some cases each acre is estimated to hold up to 2.5 million barrels of oil equivalent.

In 2005, the U.S. Bureau of Land Management, or BLM, began implementation of the Energy Policy Act passed by Congress, seeking proposals from the private sector to develop the oil shale resources in economically and environmentally responsible ways. In June 2005, nominations were solicited and twenty proposals were submitted, including the proposal of E.G.L. Resources, Inc., or EGL Resources. The proposals, which included technical operational plans, were evaluated by an inter-disciplinary team including representatives from the affected states, as well as the DOE and the Department of Defense. A central feature of EGL Resource’s proposal was the then patent pending in-situ oil shale extraction process, Conduction, Convection, Reflux, or CCR, currently AMSO, LLC’s U.S. Patent 7,743,826. Further, proposals were subjected to environmental analysis under the terms of the National Environmental Policy Act and brought before public meetings in Colorado and Utah. The BLM issued a Finding of No Significant Impact for EGL Resources’ proposed plan of operations; and effective January 1, 2007, EGL Resources received a lease for research, development and demonstration, or RD&D Lease, in western Colorado, which it assigned to its affiliate, E.G.L. Oil Shale, L.L.C. (“EGL”). Out of twenty applications for RD&D Leases submitted, three companies were awarded leases in Colorado to test in-situ technologies (Shell, Chevron and EGL), and one company in Utah (OSEC) was awarded a lease for testing above ground retorting processes. In April 2008, EGL was acquired by AMSO and IDT and subsequently renamed American Shale Oil, LLC.

The RD&D Lease awarded by the BLM to EGL Resources and acquired by AMSO, LLC covers an area of 160 acres. The lease runs for a ten-year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one-time payment pursuant to the applicable regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres covered by its RD&D Lease. AMSO, LLC’s initial plan is to target the illite-rich mining interval where the “illite” rich oil shale is located. As technologies are developed to facilitate environmentally sound extraction processes from additional areas of the oil shale formation, we would expect to pursue the remaining reserves within our commercial lease.

AMSO, LLC is utilizing a team of experienced experts in various fields to conduct research, development and demonstration activities. The team has conducted considerable site characterization, which includes exploration and ground water monitoring wells, coring, logging, and other analysis to further explore, understand and characterize the oil shale resources in its RD&D Lease area. In fiscal 2011, AMSO, LLC continued advanced stage construction work on the surface oil and gas processing facilities while drilling wells for its upcoming pilot test in Colorado. The pilot test is expected to begin in the fall of 2011 barring permitting or operational delays. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of the proposed in-situ heating and retorting process. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels.

Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease. Under current regulations, in order for the RD&D Lease to be converted into a commercial lease, AMSO, LLC will have to demonstrate the production of shale oil in commercial quantities, which is defined to mean production of shale oil where there is a reasonable expectation that the expanded operation would provide a positive return after all costs of production have been met, including the amortized costs of the capital investment. The BLM must also determine, following an analysis based on the National Environmental Policy Act, that commercial scale operations can be conducted without unacceptable environmental consequences, and the BLM will have a fair amount of discretion in making this determination. In order to convert the RD&D lease to a commercial lease AMSO, LLC will also have to (a) demonstrate that it consulted with state and local officials to develop a plan for mitigating the socioeconomic impacts of commercial development on communities and infrastructure; (b) submit a nonrecurring conversion payment, which pursuant to applicable rules and regulations, will be equivalent to the greater of $1,000 per acre or the Fair Market Value (to be determined) of the commercial lease; (c) provide adequate bonding; and (d) conduct commercial operations in accordance with all applicable laws, rules, regulations or stipulations provided for. Further, in determining whether to convert the RD&D Lease into a commercial lease, the BLM will also analyze the commercial viability of shale oil production, which will depend on the market price of competing products at such time. Current environmental challenges, however, have led to the BLM announcing their intention to issue new regulations, which could affect the commercial royalty rates and potentially the conversion criteria and thereby making conversion to a commercial lease commercially unfeasible or impracticable.

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

Israel Energy Initiatives, Ltd.

In March 2008, GEIC indirectly formed Israel Energy Initiatives, Ltd., or IEI, an Israeli company. IEI holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel, which is estimated to hold approximately 40 billion barrels of oil equivalent in the form of oil shale, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. The initial term of the license was for three years until July 2011. The license was extended for an additional year until July 2012, and it may be further extended in one year increments until July 2015. Assuming IEI receives an extension to its license before it expires in July 2012, the pending lawsuit filed in August 2010 by the Israel Union for Environmental Defense is favorably resolved, and IEI successfully demonstrates a commercially viable and environmentally acceptable technology, IEI intends to apply for a long-term commercial lease from the Israeli government to build and operate a commercial project. According to Israeli law, as long as a license holder operates in compliance with a pre-approved plan, the State of Israel must grant an extension of the initial license term. Further, under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

IEI believes that Israel presents a unique opportunity for the development of a commercial scale oil shale industry. The country is almost 100% dependent on imported oil for its transportation needs, and energy security is therefore a significant strategic issue, as well as a material burden on the Israeli economy. Compared with other oil shale resources worldwide, IEI believes that the Shfela basin resource is thick, shallow and dry. Short distances in Israel significantly reduce infrastructure and operating costs. Israel has existing complex refining capacity, as well as an existing pipeline infrastructure. IEI believes that environmental concerns are materially mitigated by the fact that the local aquifer is geologically confined and located well below the target oil shale layer and thus is highly unlikely to be contaminated in the proposed process being developed. Further, IEI believes that no direct competition currently exists in Israel for the production of oil from shale.

IEI began its resource appraisal study in the third quarter of calendar 2009, and it is expected that the field operations of this phase will be finalized in calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan includes drilling and coring several wells to depths of approximately 600 meters as well as well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests, as well as laboratory analyses of samples and other laboratory experiments. To date, the results from the appraisal process, both from field tests and laboratory experiments, confirm IEI’s expectations as to the attractiveness of the oil shale resource in the license area from the standpoint of richness, thickness and hydrology. IEI is continuing permitting and other preparatory work required prior to construction of a pilot plant and operation of a pilot test. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from the oil shale resource. Pilot plant design has begun, and if not delayed by permitting, regulatory action or pending litigation, pilot test drilling and construction is scheduled to begin in calendar 2012. Pilot test operations could begin as early as calendar 2013. Pilot test operations are contingent on receipt of an extension to the current license which expires in July 2012.

Construction may be delayed or even suspended if IEI loses its license as a result of the legal proceeding filed by the Israel Union for Environmental Defense as discussed more fully in Item 3 to Part I “Legal Proceedings” in this Annual Report.

On August 31, 2010, Genie Energy formed a Strategic Advisory Board to advise management on strategic, financial, operational, and public policy matters related to Genie’s oil shale ventures. Members of the Genie Strategic Advisory Board include Alan K. Burnham, PhD; former Vice President of the United States Richard Cheney; K. Rupert Murdoch; W. Wesley Perry, Chairman of the Board of Genie Energy; Eugene A. Renna; Lord Jacob Rothschild, OM, GBE; Allan Sass, PhD; Michael Steinhardt; Stephen M. Trauber; and Harold Vinegar, PhD.

ALL OTHER

All other operating segments that are not reportable individually are collectively included in All Other. All Other includes (1) Zedge, the world’s largest independent consumer distribution channel for mobile games and personalization—ringtones, wallpapers and alerts—for Android phones, feature phones and tablets, (2) Fabrix T.V., Ltd., our majority-owned venture, that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) a portfolio of patents held by our subsidiary, ICTI, related to VoIP technology and the licensing and other businesses related to these patents, (4) a significant number of FCC licenses for commercial fixed wireless spectrum, (5) certain real estate and (6) other smaller businesses.

During fiscal 2011, All Other generated $8.9 million in revenues, representing 0.6% of our total consolidated revenues from continuing operations, and a loss from operations of $(2.9) million, as compared with revenues of $6.3 million and a loss from operations of $(10.1) million in fiscal 2010.

Zedge

In December 2006, we acquired 90% of the Norway-based Zedge. Zedge is the world’s largest independent consumer distribution channel for mobile games and personalization—ringtones, wallpapers and alerts—for Android phones, feature phones and tablets. As of July 31, 2011, Zedge had 40 million monthly unique visitors between Android (5 million), feature phone (24 million) and Internet (11 million). Zedge’s users download in excess of 200 million games, apps, wallpapers, themes, ringtones and alerts on a monthly basis. In March 2010, Shaman II, L.P. purchased additional shares in Zedge, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours. We currently own approximately 82% of Zedge. In July 2011, Tom Arnoy, Zedge’s founder, assumed the position of Chief Executive Officer of Zedge.

Fabrix T.V., Ltd.

We are a majority stake holder in Fabrix T.V., Ltd., an Israeli company that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that are interested in deep video storage or in offering personalized television applications including video-on-demand, multi screen deliver, cloud storage, time/place shifting and remote DVR storage capabilities. Fabrix’s grid based solution runs on commercial-off-the-shelf equipment, achieves the maximum throughput possible and is highly economical. Fabrix’s technology powers a major North American multi-system operator’s cloud-based DVR offering. In addition, another North American operator is using Fabrix for their deep video storage and streaming needs.

Innovative Communications Technologies, Inc.

On March 15, 2011, our subsidiary ICTI filed a Form 10 registration statement with the Securities and Exchange Commission related to the spin-off of ICTI to our stockholders. However, on June 20, 2011, our Board of Directors determined not to proceed with the spin-off, expressing concern that placing the enforcement of the patents with an independent entity not under our control would increase risks. ICTI will continue to explore options for maximizing the potential returns from the IP while minimizing the associated risks to create the greatest overall value.

IDT Spectrum

Our subsidiary, IDT Spectrum, holds a significant number of FCC licenses for commercial fixed wireless spectrum, although it provides only a limited amount of service over its spectrum. We are currently in the process of exploring the sale and lease of certain licenses held by IDT Spectrum.

COMPETITION

IDT Telecom

Prepaid Services

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

We compete with other providers of prepaid services as well as established carriers and numerous small or regional operators, and with providers of alternative telecommunications services. Many of the largest telecommunications providers, including AT&T and Verizon, currently market prepaid calling cards, which in certain cases compete with our cards. Our largest competitors in the national retail chain store market are InComm, Blackhawk Network and Coinstar. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

We often notice that many of our competitors, particularly in the U.S., significantly overstate the number of minutes that are actually delivered by their calling cards. These competitors have been misleading calling card customers, and as a result, negatively impacting our market share, revenues and profits. In April 2010, the FCC sent inquiry letters to a number of prepaid calling card providers concerning their marketing practices. The letters sought broad classes of documents, including advertisements for prepaid cards, contracts with distributors and rate decks for the carrier’s services. The letters also asked for detailed information about the provisioning of prepaid card services, and an identification of which entities perform certain functions related to the marketing, distribution and use of prepaid calling cards. All responses were required to include a sworn declaration from an officer confirming that all requested information was provided. One of our subsidiaries received one of these letters from the FCC and we complied with the FCC’s requests. Prior to this action, other similar prepaid card enforcement activities have been conducted in private litigation, before certain state attorneys general and before the Federal Trade Commission.

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

Wholesale Carrier Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service.

In our wholesale carrier services business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T, Verizon and Qwest;
•	historically state-owned or state-sanctioned post, telephone or telegraph companies such as Telefonica, France Telecom and KDDI;
•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;
•	other VoIP providers;
•	other providers of international long distance services; and
•	alliances between large multinational carriers that provide wholesale carrier services.

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

Due to changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services and increased competition, we ceased marketing activities for this service, and as a result, our business has declined significantly. We expect this trend to continue in fiscal 2012. In addition, we anticipate that our Consumer Phone Services segment’s customer base and revenues will continue to decline, and we expect that sometime in calendar 2013 Consumer Phone Services will no longer generate positive cash flow. At that point, we intend to exit this business.

IDT Energy

IDT Energy competes with the local utility companies in the areas where it provides service, including Consolidated Edison, Orange and Rockland, Central Hudson, National Fuel, National Grid USA, National Grid dba Keyspan, Rochester Gas and Electric, Public Service Enterprise Group PPL Corporation, PECO, NFG PA, South Jersey Gas and Atlantic City Electric. Some utilities have affiliated companies that are ESCOs and compete in the same markets that IDT Energy operates. IDT Energy also competes with several large vertically integrated energy companies as well as many independent ESCOs, including Centrica plc, MXenergy Electric Inc., Just Energy Group Inc., Direct Energy LP, and Reliant Energy Northeast LLC. Some of these competitors or potential competitors may be larger and better capitalized than IDT Energy. The competition with the utilities and ESCOs exposes IDT Energy to the risk of losing customers, especially since residential customers generally do not sign long term contracts.

There are many licensed ESCOs in each of the markets in which we operate. In each major utility service territory there are several ESCOs serving residential natural gas customers and residential electric customers. While it is unclear whether there will be new entrants in these markets, IDT Energy believes ESCO competition in the residential market (which represents the principal market focus for IDT Energy) is not as intense as in the commercial and industrial markets because the majority of ESCOs, unlike IDT Energy, have focused their activities on the commercial and industrial markets, which are comprised of larger customers who prefer to enter into longer term contracts with fixed rates.

Increasing our market share depends in part on our ability to persuade customers to switch to IDT Energy’s service. Local utilities have certain advantages such as name recognition, financial strength and long-standing relationships with customers. Persuading potential customers to switch to a new supplier of such an important service is challenging. If IDT Energy is not successful in convincing customers to switch, the ESCO business, results of operations and financial condition will be adversely affected.

Genie Oil and Gas

If Genie Oil and Gas is successful developing and producing commercial quantities of oil and gas from oil shale in an environmentally acceptable manner and receives all the necessary regulatory approvals, then, in the commercial production phases of operations, it will likely face competition from conventional and unconventional oil producers, other fossil fuels and other alternative energy providers in marketing and selling refined products and natural gas. Many of the potential competitors, including national oil companies, are larger and have substantially greater resources to be able to withstand the volatility of the oil and gas market (i.e. price, availability, refining capacity, etc.).

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

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). In addition, beginning in October 2006, interconnected VoIP providers, such as our subsidiary Net2Phone, are required to contribute to the Universal Service Fund. These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund and Other Funds contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If these exemptions become unavailable, it could materially increase our federal Universal Service Fund or Other Funds contributions and have a material adverse effect on the cost of our operations and therefore the development and growth of our business.

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

For nearly a decade, the FCC has had open regulatory proceedings in which it has considered reforming “intercarrier compensation,” which is a term that covers the payments that carriers bill and remit to each other—access charges and reciprocal compensation, generally – for the use of telecommunications networks to originate and terminate phone calls. On February 9, 2011, the FCC released a Notice of Proposed Rulemaking and a Further Notice of Proposed Rulemaking wherein it renewed its efforts to revise the rules governing intercarrier compensation. It is not yet known when the FCC will act, nor do we know the substance of the FCC’s eventual action. It is possible that the FCC will act to substantially reduce or eliminate access charge payments. Since we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

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

Secondary Spectrum Markets: Spectrum Leasing

On May 15, 2003, the FCC adopted rules designed, in part, to assist in creating a secondary market in spectrum leasing. These rules established two categories of leases—known as de facto transfer and spectrum manager leases—by which licensees, like IDT Spectrum, can make their spectrum available to third parties upon application to the FCC. On July 8, 2004, the FCC amended its rules to streamline approval of leases and, in the case of spectrum manager leases and short-term leases, permit leasing following notification to the FCC, and FCC approval (which, in the case of most spectrum manager leases, is conducted via an expedited process). The FCC generally approves de facto transfer leasing arrangements within 30 days of application to the FCC. Licensees can lease spectrum according to specific point-to-point links, identified geographic areas and/or a subset of the licensed spectrum.

Renewal of 38 GHz and 28 GHz Local Multipoint Distribution Service (LMDS) Licenses, Substantial Service Filings, and Extension of “Substantial Service” Deadline

As of October 18, 2010, IDT Spectrum renewed 633 of its 38 GHz licenses and established a new expiration date of October 18, 2020 for these licenses. The balance of IDT Spectrum’s previously held 38 GHz licenses were cancelled, and were not renewed. On August 8, 2008, the FCC adopted an order extending the substantial service deadline for all of IDT Spectrum’s 38 GHz licenses until June 1, 2012. IDT Spectrum will need to satisfy the FCC’s substantial service performance obligations for those licenses by June 1, 2012 in order to maintain the renewal status of its 38 GHz licenses until October of 2020.

IDT Spectrum is currently in the process of filing its substantial service performance filings for its 38 GHz licenses, and, as of September 14, 2011, IDT Spectrum has met current substantial service buildout obligations for 382 of its 633 38 GHz licenses. Additionally, substantial service applications for 220 of IDT Spectrum’s 38 GHz licenses are in pending status, constituting a total of 602 licenses for which substantial service has been filed.

IDT Spectrum also holds 135 active common carrier licenses, including 109 active 38 GHz service common carrier licenses, the vast majority of which expire in early to mid-2017.

In addition, IDT Spectrum holds 16 LMDS (Local Multipoint Distribution Service) licenses in the 28 GHz range, which expire on August 10, 2018 (except for its New York, NY LMDS license which expires on February 1, 2016). On April 11, 2008, the FCC adopted an order extending the substantial service deadline for all 16 LMDS licenses until June 1, 2012. IDT Spectrum will need to meet the FCC’s substantial service test for its LMDS licenses in order to continue to hold those licenses until the above referenced expiration dates. As with its 38 GHz holdings, IDT Spectrum is currently in the process of filing its substantial service demonstrations for its LMDS licenses, and to date, has filed substantial service demonstrations for 8 out of its 16 licenses. As of September 14, 2011, these filings are still in pending status.

The failure of IDT Spectrum to satisfy the FCC’s substantial service test for the remainder of its 38 GHz and for its LMDS licenses would result in the loss of those licenses (assuming no FCC waiver or extension of the build-out deadlines), which would have a material adverse impact upon the business of IDT Spectrum.

Regulation of IDT Energy

IDT Energy currently operates in eight utility markets in New York State, four utility territories in New Jersey and three utility territories in Pennsylvania. In addition, IDT Energy has pending license applications to operate in two more utility territories in New Jersey and three more utility territories in Pennsylvania. The State of New York, the Commonwealth of Pennsylvania, the State of New Jersey, the federal government, and related public service commissions, among others, establish the rules and regulations for our ESCO operations. IDT Energy is affected by the actions of governmental agencies, mostly on the state level by the respective state Public Service Commissions, and other organizations (such as NYISO and PJM) and indirectly the Federal Energy Regulatory Commission, or FERC. Regulations applicable to electricity and natural gas have undergone substantial change over the past several years as a result of restructuring initiatives at both the state and federal levels. IDT Energy may be subject to new laws, orders or regulations or the revision or interpretation of existing laws, orders or regulations. Further, if IDT Energy enters markets outside of the utility regions within which it currently operates in New York, New Jersey and Pennsylvania, or markets outside of these states, it would need to be licensed and would be subject to the rules and regulations of such states or municipalities and respective utilities.

Regulation of Genie Oil and Gas

AMSO, LLC was granted an RD&D Lease by the BLM for 10 years beginning on January 1, 2007 with up to a 5-year extension upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently pursued. Throughout the term of the RD&D Lease, AMSO, LLC will execute various activities and milestones within the technical phases of its research and development plan with the aim of ultimately converting its RD&D Lease to a long term commercial lease.

In order to execute these activities and milestones, AMSO, LLC must obtain the necessary permitting and comply with the various rules, regulations, and policies spanning multiple regulatory bodies and governmental agencies at various levels. In connection with the site characterization phase (which AMSO, LLC completed) and the pilot phase (which is ongoing), AMSO, LLC has been working to ensure compliance with rules, regulations, and policies of the BLM and the Department of Environmental Protection at the federal level, with the Colorado Division of Reclamation and Mining Service and the Air Pollution Control Division and the Water Control Division of the Colorado Department of Public Health and Environment at the state level, and with Rio Blanco County at the county level. In accordance with the technical and regulatory requirements of the RD&D Lease, in May 2009, AMSO, LLC submitted its in-situ Plan of Development to the BLM. In September 2009, the BLM approved AMSO, LLC’s Plan of Development, allowing AMSO, LLC to proceed with implementation, subject to compliance with Colorado’s permitting requirements (which AMSO, LLC has satisfied). AMSO, LLC continues to refine its Plan of Development in conjunction with its ongoing operations, and the BLM has approved such modifications.

Although AMSO, LLC has diligently worked to satisfy the regulatory requirements and challenges necessary for implementing the site characterization and initial pilot phase of the project, it is difficult at this time to predict all of the compliance requirements that may be necessary throughout the life of the project.

IEI holds an exclusive Shale Oil Exploration and Production License that expires in July 2012. While IEI expects the license to be further extended in one year increments until July 2015 (the maximum term of a license under Israeli Law is seven years) and IEI may also apply for a new license, there is no guarantee the license will be extended as described above or that a new license would be granted. As set forth more fully in Item 3 to Part I “Legal Proceedings” in this Annual Report, IEI could also potentially lose its license if the legal proceeding filed by the Israel Union for Environmental Defense seeking to set aside or cancel the license is successful. In addition, the license is subject to certain conditions and milestones and the failure to achieve those milestones may result in the termination, revocation, suspension or limitation of the license.

In order to execute its plan of operation, IEI must obtain and comply with a large number of permits and authorizations from various government agencies, local authorities and other regulators and interested parties in Israel, such as the District Planning Committee, the Ministry of Environmental Protection, the Israel Defense Forces and many others. IEI believes it has duly met all such requirements to date and will continue to do so in the future, but this may considerably delay our operations. To date, IEI’s plans have faced considerable opposition from environmental and local groups.

In order to execute its long term commercial plan, IEI must obtain a Lease under the Petroleum Law. A Lease is granted for an initial period of up to 30 years, with possible extension for an additional 20 years. Such a lease can be granted if a “Discovery” under the Law is declared by the Petroleum Commissioner during the license period. However, we are unaware of any clear guidelines, criteria or precedent of how that term applies to oil shale.

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

We own at least 190 trademark and service mark registrations and pending applications in the United States and at least 155 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT Corporation owns 7 issued patents and 10 patent applications in the United States and 15 patents issued abroad with 12 patent applications pending abroad.

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. Our network is continuously monitored by our Network Operations Center based in Piscataway, New Jersey. IDT has domestic and foreign patents and patent applications regarding its infrastructure and/or global telecommunication network for its international telecommunications traffic and the international traffic of other telecommunications companies.

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

Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Although we do not believe that we infringe upon the intellectual property rights of others, our technologies may not be able to withstand any third-party claims or rights against their use.

IDT Telecom

In addition to IDT Corporation’s patents, Net2Phone currently owns 32 issued patents and has 5 pending patent applications in the United States. Net2Phone has 9 foreign issued patents, and no patent applications pending abroad.

A number of Net2Phone’s patents were transferred to our wholly-owned subsidiary ICTI. ICTI currently owns 11 U.S. issued patents and has no pending patent applications in the United States. ICTI has 14 foreign issued patents, and has no patent applications pending abroad.

Net2Phone owns at least 25 trademark and service mark registrations and pending applications in the United States. Net2Phone owns at least 133 trademark and service mark registrations and pending applications in various foreign countries. Net2Phone’s most important mark is “NET2PHONE.” Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries.

AMSO, LLC and IEI

In connection with its RD&D process and related technologies, AMSO, LLC owns two issued patents in the United States and has several pending applications, both in the U.S. and abroad. The two issued patents are patent No. 7,743,826 which expires April 16, 2028 and patent No. 7,921,907 which expires January 20, 2027. These patents are both directed to in-situ methods and systems for the extraction of oil from shale and are integral to our technical and operational plans.

AMSO has also filed three trademark applications in the United States. IEI has filed seven U.S. provisional patent applications on methods for improved hydrocarbon recovery from unconventional resources, including improvements in both in-situ and ex-situ methods.

Other

We also currently own three pending patent applications and 3 registrations in the United States as well as 14 foreign issued patents and 5 patent applications pending abroad that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We incurred $10.7 million and $8.0 million on research and development during fiscal 2011 and fiscal 2010, respectively, related to IEI and Fabrix T.V., Ltd.

EMPLOYEES

As of October 1, 2011, we had a total of approximately 1,370 employees of which approximately 1,280 are full-time employees.

Item 1A. Risk Factors.

RISK FACTORS

Our business, operating results or financial condition could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this document, particularly the discussions about regulation, competition and intellectual property. The trading price of our Class B common stock could decline due to any of these risks.

Risks Related to Our Telecommunications Businesses

Each of our telecommunications lines of business is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our calling card and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or increase, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

Because our prepaid products generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in this business, and we continue to face significant competition in our prepaid products business which has adversely affected our revenue and profitability in recent years and may continue to adversely affect our revenue and profitability.

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

The continued growth of the use of wireless services and Internet protocol-based services, largely due to lower pricing of such services, have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

If we are not able to increase or maintain our revenue and margins generated from prepaid products, our overall results of operations could materially suffer. Further, if our competitors continue to utilize their greater resources or to operate at lower levels of profitability in order to more aggressively market their products and services, this significant portion of our business could be adversely affected.

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

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale carrier customers, our profitability may be substantially reduced. Moreover, the recent economic recession both in the United States and elsewhere may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.3% of our total consolidated revenues from continuing operations in fiscal 2011 compared with 5.8% in fiscal 2010. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will continue to suffer if our distributors and sales representatives fail to effectively market and distribute our prepaid calling card products and other services.

We currently rely on our distributors and representatives for marketing and distribution of our prepaid calling card products and other services. We utilize a network of several hundred sub-distributors that sell our prepaid calling cards to retail outlets throughout most of the United States.

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

IDT Energy faces substantial competition both from the traditional incumbent utilities as well as from other ESCOs, including ESCO affiliates of the incumbent utilities in specific territories. As a result, we may be forced to reduce prices, incur increased costs or lose market share. We compete on the basis of provision of services, customer service and price. Present or future competitors may have greater financial, technical or other resources which could put us at a disadvantage.

IDT Energy’s growth depends on its ability to enter new markets.

New markets for our business are determined based on many factors, which include the regulatory environment, as well as IDT Energy’s ability to procure energy in an efficient and transparent manner. We seek to purchase wholesale energy where there is a real time market that reflects a fair price for the commodity for all participants. Once new markets are determined to be suitable for IDT Energy, we will incur significant customer acquisition costs and there can be no assurance that we will be successful in new markets. Furthermore, there are regulatory differences between the markets that we currently operate in and new markets, including, but not limited to, exposure to credit risk, additional churn caused by tariff requirements, rate-setting requirements and incremental billing costs.

Unfair business practices or other activities of ESCO’s may adversely affect us.

Competitors in the highly competitive ESCO market engage in unfair business practices to sign up new customers. Competitors engaging in unfair business practices create an unfavorable impression about our industry on consumers. Such unfair practices by other companies can adversely affect our ability to grow or maintain our customer base. The successes, failures or other activities of various ESCOs within the markets that we serve may impact how we are perceived in the market.

Demand for ESCO services and consumption by customers are significantly related to weather conditions.

Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder than normal winters and/or summers may reduce the demand for our energy services, thus negatively impacting our financial results.

Our current strategy is based on current regulatory conditions and assumptions, which could change or prove to be incorrect.

Regulation over the electricity and natural gas markets has been in flux at the state and federal levels. In particular, any changes adopted by FERC, or changes in state or federal laws or regulations (including greenhouse gas laws) may affect the prices at which IDT Energy purchases electricity or natural gas for its customers. While we endeavor to pass along increases in costs to our customers pursuant to our variable rate customer offerings, we may not always be able to do so due to competitive market forces and the risk of losing our customer base. In addition, potential regulatory changes may impact our ability to use our established sales and marketing channels. Any changes in these factors, or any significant changes in industry development, could have an adverse effect on our revenues, profitability and growth or threaten the viability of our current business model.

Regulatory conditions can affect the amount of taxes and fees we need to pay and our pricing advantages.

We are subject to audits in various jurisdictions, including New York, for various taxes, including income tax, utility excise tax, and sales and use tax. Aggressive stances taken recently by regulators increase the likelihood of our having to pay additional taxes and fees in connection with these audits. In the future, we may seek to pass such charges along to our customers, which could have an adverse impact on our pricing advantages.

Commodity price volatility could have an adverse effect on our direct cost of revenues and our results of operations.

Volatility in the markets for certain commodities can have an adverse impact on our costs for the purchase of the electricity and natural gas that IDT Energy sells to its customers. We may not always choose to pass along increases in costs to our customers to protect overall customer satisfaction. This would have an adverse impact on our margins and results of operations. Alternatively, volatility in pricing for IDT Energy’s products related to the cost of the underlying commodities can lead to increased customer churn.

We face risks that are beyond our control due to our reliance on third parties and our general reliance on the electrical power and transmission infrastructure within the United States.

Our ability to provide energy delivery and commodity services depends on the operations and facilities of third parties, including, among others, BP, NYISO and PJM. Our reliance on the electrical power generation and transmission infrastructure within the United States makes us vulnerable to large-scale power blackouts. The loss of use or destruction of third party facilities that are used in providing our services due to extreme weather conditions, breakdowns, war, acts of terrorism or other occurrences could greatly reduce our potential earnings and cash flows.

The ESCO business, including our relationship with our suppliers, is dependent on access to capital and liquidity, which may be limited under current circumstances.

Our business involves entering into contracts to purchase large quantities of electricity and natural gas. Because of seasonal fluctuations, we are generally required to purchase electricity or natural gas in advance. IDT Energy has a Preferred Supplier Agreement with BP pursuant to which BP charges IDT Energy a financing fee based on volumetric loads of electricity and natural gas purchased. In addition to other advantages of this agreement, we are no longer required to post security with most suppliers other than BP. There can be no assurance that we will be able to maintain the required covenants, that BP will be able to maintain their required credit rating, or that the agreement will be renewed upon its expiration in June 2014. In addition, the security requirements outside of the BP agreement may increase as we enter other markets. Difficulty in obtaining adequate credit and liquidity on commercially reasonable terms may adversely affect our business, prospects and financial conditions.

A revision to certain utility best practices and programs in which we participate and with which we comply could disrupt our operations and adversely affect our results and operations.

Certain retail access “best practices” and programs proposed and/or required by state regulators have been implemented by utilities in most of the service territories in which we operate. One such practice in New York is participation in purchase of receivables, or POR, programs under which certain utilities purchase customer receivables for approximately 98% of their face value in exchange for a first priority lien in the customer receivables without recourse against an ESCO. This program is a key to our control of bad debt risk in our ESCO business in New York and a similar program is important to us in Pennsylvania. In the event that POR programs or any other best practice or program were to be revised or eliminated by state regulators or the individual utilities, we would need to adjust our current strategy regarding customer acquisition and our focus on the growth of our customer base. We would also need to adjust our current business plan to reduce our exposure to existing customers who may pose a bad debt risk. Any failure to properly respond to changing conditions could adversely affect our results of operations and profitability.

In New Jersey, customers who are delinquent in paying their invoices are no longer eligible to receive a consolidated utility invoice. A consolidated utility invoice is similar to a purchase of receivables program since the utility has the responsibility to bill the customer and collect the receivable. Instead, those customers are switched to a dual bill arrangement whereby IDT Energy is responsible to bill and collect the commodity portion of the customers’ invoices. Once we invoice these customers under a dual bill arrangement, we have bad debt risk associated with that portion of our revenues. Economic conditions, the creditworthiness of our customers in New Jersey and our ability to collect from these customers, among other things, may impact our profitability.

In addition, on June 23, 2008, the NYPSC issued its Order Establishing Energy Efficiency Portfolio Standard, or EEPS, and Approving Programs setting a goal of gradually reducing electricity usage by 15% statewide by 2015 and requiring the utilities to file energy efficiency programs consistent with the policies and cost/benefit factors adopted by the NYPSC. Since June 2009, the Commission has approved over 90 electric and natural gas energy efficiency programs to implement the EEPS policy. We cannot predict the impact of the EEPS on the electricity usage of our customers. There could be an adverse effect on the result of operations of our ESCO business if the EEPS results in a reduction in the aggregate amount of customer demand.

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

We depend on our information systems and related computer hardware as well as on the information systems of third parties. Failure of our systems or of third party systems could result in suspension of our ESCO license and would cause a negative impact on our results of operations, financial condition, cash flow and reputation with our customers and/or regulators.

Risks Related to Genie Oil and Gas

We have no current production of oil and gas and we may never have any.

We do not have any current production of oil and gas. We cannot assure you that we will produce or market shale oil or gas at all or in commercially profitable quantities. Our ability to produce and market oil and gas may depend upon our ability to develop and operate our planned projects and facilities, which may be affected by events or conditions that impact the advancement, operation, cost or results of such projects or facilities, including:

•	Energy commodity prices relative to production costs;
•	The occurrence of unforeseen technical difficulties;
•	The outcome of negotiations with potential partners, governmental agencies, regulatory bodies, suppliers, customers or others;
•	Changes to existing legislation or regulation governing our current or planned operations;
•	Our ability to obtain all the necessary permits to operate our facilities;
•	Changes in operating conditions and costs, including costs of third-party equipment or services such as drilling and processing and access to power sources; and
•	Security concerns or acts of terrorism that threaten or disrupt the safe operation of company facilities.

In-situ technology for the extraction of oil and gas from oil shale is in its early stages of development and has not been deployed commercially at large scale. AMSO, LLC and IEI may not be able to develop environmentally acceptable and economically viable technology in connection therewith.

Our strategy is predicated on the production and extraction of unconventional resources, defined as any resource other than the traditional oil well. Our initial activity is in the in-situ production of oil and gas from oil shale which is typically more costly and is less established technically than traditional oil and gas production and therefore incurs a higher degree of technology risk. The greater cost increases the risk that we will not be profitable given commodity price fluctuations, assuming we enter into commercial production.

Operating hazards and uninsured risks with respect to the oil and gas operations may have material adverse effects on our operations.

Our research, exploration and, if successful, development and production operations are subject to risks similar to those normally incident to the exploration for and the development and production of oil and gas, including blowouts, subsidence, uncontrollable flows of oil, gas or well fluids, fires, pollution and other environmental and operating risks. These hazards could result in substantial losses due to injury or loss of life, severe damage to or destruction of property and equipment, pollution and other environmental damage and suspension of operations. While as a matter of practice we have insurance against some or all of these risks, such insurance may not cover the particular hazard and may not be sufficient to cover all losses. The occurrence of a significant event adversely affecting any of our operations could have a material adverse effect on us, could materially affect our continued operations and could expose us to material liability.

Genie Oil and Gas’ dependence on contractors, equipment and professional services that have limited availability could result in increased costs and possibly material delays in their respective work schedules.

Due to the lack of available technical resources with in-situ hydrocarbon production experience, the costs for our operations may be more expensive than planned or there could be delays in our operating plans. We are also more likely to incur delays in our drilling and operating schedule and we may not be able to meet our required work schedule. Similarly, some of the professional personnel we need for our planned operations are not available in Israel or are not available on short notice for work in Israel, and, therefore, we may need to use overseas contractors for various projects. Any or all of the factors specified above may result in increased costs and delays in our work schedule.

Genie Oil and Gas will require substantial funds and will need to raise additional capital in the future.

We will need substantial funds to fully execute our research and development activities, and, if those activities are successful we will need additional substantial funds to commence our anticipated commercial operations, if any. Failure to secure adequate funding could adversely affect our ability to advance our strategic plans as currently contemplated and require us to delay, scale back, or shut down our operations.

In January 2011, Total completed funding of its committed capital contributions to AMSO, LLC, and, accordingly, Total has the option to terminate its obligations to make additional capital contributions and withdraw as a member of AMSO, LLC. If Total exercises this option and terminates its future funding, we will need to find other sources of funding or otherwise risk shutting down AMSO, LLC’s operations.

Genie Oil and Gas’ success depends on the continuing efforts of key personnel and certain strategic partners, and our efforts may be severely disrupted if we lose their services.

Our future success depends, to a significant extent, on our ability to attract and retain qualified technical personnel particularly those with expertise in the oil and gas industry and with in-situ hydrocarbon projects. There is substantial competition for qualified technical personnel, and there can be no assurance that we will be able to attract or retain our qualified technical personnel. Specifically, we heavily rely on the services of the members of the management and technical teams at AMSO, LLC and IEI, including Harold Vinegar, PhD at IEI and Alan Burnham, PhD at AMSO, LLC, for their technical expertise, assistance in the development of our intellectual property and guidance on building out a pilot/commercial facility for potential commercial production. In addition, AMSO, LLC is dependent on Total (as discussed more fully under Item 1 to Part I “Business” in this Annual Report) for technical expertise, financial support and guidance.

The unexpected loss of the services of one or more of these people and/or the technical expertise and support of certain partners, and the ability to find suitable replacements within a reasonable period of time thereafter, could have a material adverse effect on our operations.

There are uncertainties associated with AMSO, LLC’s lease and IEI’s license.

AMSO, LLC’s lease for research, development and demonstration, or RD&D Lease, runs for a 10-year period expiring at the end of 2016, with a possible extension of up to 5-years upon demonstration that a process leading up to the production of commercial quantities of shale oil is diligently being pursued. The terms of the RD&D Lease do not guarantee that the U.S. Bureau of Land Management will grant a commercial lease. Further, there is significant environmental opposition to the commercial production of shale oil. Under current regulation, there are numerous conditions and requirements, the evaluation of which is subject to considerable discretion by the BLM, that AMSO, LLC will have to satisfy in order to convert its RD&D Lease into a commercial lease prior to the expiration of the RD&D Lease term. These conditions, which are more fully discussed under Item 1 to Part I “Business” in this Annual Report, require AMSO, LLC to demonstrate, among other things, an economically viable commercial production process which will likely depend upon the prices of competing products, including conventional oil. There can be no assurance that AMSO, LLC will satisfy all of these conditions and requirements. Additionally, there have been proposed changes to the regulations governing commercial leases such as the lease into which AMSO, LLC intends to convert its RD&D Lease. The BLM recently announced their intention to issue new commercial oil shale regulations, which could affect the commercial royalty rates and the conversion criteria. Although the conversion terms of AMSO, LLC’s RD&D Lease provide for applicability of the existing regulatory scheme, we cannot assure you that we will not be subjected to more restrictive or less favorable regulations.

IEI holds an exclusive Shale Oil Exploration and Production License that expires in July 2012. The initial term of the license was for three years until July 2011. The license was extended for an additional year, and it may be further extended in one year increments until July 2015 (the maximum term of a license under Israeli Law is seven years). Although the license may be further extended and IEI may also apply for a new license, there is no guarantee the license will be extended, that a new license would be granted or that the license will not be successfully challenged by environmental or other opposition groups. IEI’s project may be delayed or even suspended if IEI loses its license as a result of the legal proceedings filed by the Israel Union for Environmental Defense (see Item 3 to Part I “Legal Proceedings” elsewhere in this Annual Report). In addition, the license is subject to certain conditions and milestones and the failure to reach those milestones may result in the termination, revocation, suspension or limitation of the license.

Genie Oil and Gas is subject to regulatory, legal and political risks that may limit its operations.

Our operations and potential earnings may be affected from time to time in varying degree by regulatory, legal and political factors including laws and regulations related to environmental or energy security matters, including those addressing alternative and renewable energy sources and the risks of global climate change. Such laws and regulations continue to increase in both number and complexity and affect our operations with respect to, among other things:

•	The discharge of pollutants into the environment;
•	The handling, use, storage, transportation, disposal and cleanup of hazardous materials and hazardous and nonhazardous wastes;

•	The dismantlement, abandonment and restoration of our properties and facilities at the end of their useful lives;
•	Restrictions on exploration and production;
•	Loss of petroleum rights including key leases, licenses or permits;
•	Tax or royalty increases, including retroactive claims;
•	Intellectual property challenges that would limit our ability to use our planned in-situ production technologies; and
•	Political instability, war or other conflicts in areas where we operate.

For example, in March 2011, the Israeli Parliament passed a new bill materially increasing the overall taxes, royalties and other fees due to the Israeli government from revenues derived by oil and natural gas producers. The Israeli Income Tax Ordinance was revised accordingly and the amount payable to the government from revenues derived by oil and natural gas producers increased from a maximum of 32% to 52%. This tax will only be imposed once a project has passed certain milestones set forth in the ordinance (when the profits derived from a certain field have reached 150% of the original investment in that field).

AMSO, LLC’s RD&D Lease is subject to other third party lease interests.

There are other mineral leases which are collocated with AMSO, LLC’s lease interests, including the territory designated for AMSO, LLC’s commercial lease conversion. While some of these other leases are subject to special oil shale stipulations requiring the leaseholders to minimize potential impacts and prevent interference with oil shale development, others are not. Although AMSO, LLC works to coordinate drilling plans and operations with these collocated leaseholders to preserve the integrity of its resource and operations, we cannot guaranty that these collocated leases will not interfere with AMSO, LLC’s operations.

Regulation of greenhouse gas emissions could increase Genie Oil and Gas’ operational costs, cause delays and/or restrict our operations.

The production and processing of oil shale will result in some emission of greenhouse gases. International agreements and national or regional legislation and regulatory measures to limit greenhouse emissions are currently in various phases of discussion or implementation. The Kyoto Protocol and other actual or pending federal, state and local regulations, envision a reduction of greenhouse gas emissions through market-based trading schemes. As a result of these and other potential environmental regulations, if our research and development activities are successful and we eventually begin commercial production, we can expect to incur additional capital, compliance, operating, maintenance and remediation costs. To the extent these costs are not ultimately reflected in the price of the products we sell, our operating results will be adversely affected.

The oil and gas industry is subject to the general inherent industry and economic risks.

The oil and gas business is fundamentally a commodity business. This means that potential future commercial operations and earnings may be significantly affected by changes in oil and gas prices and by changes in margins on gasoline, natural gas and other refined products.

We may be exposed to infringement or misappropriation claims by third parties, which, if determined adversely to us, could cause us to lose significant rights and pay significant damage awards.

Our success also depends largely on our ability to use and develop our technology and know-how without infringing the intellectual property rights of third parties. The validity and scope of claims relating to our technology involve complex scientific, legal and factual questions and analysis. It is therefore difficult to accurately predict whether or not a third party will assert that we are infringing on its intellectual property or whether it would prevail. Although we are not currently aware of any infringement or of any parties pursuing or intending to pursue infringement claims against us, we cannot assure you that we will not be subject to such claims in the future. Also, in many jurisdictions, patent applications remain confidential and are not published for some period after filing. Thus, we may be unaware of other parties’ pending patent applications that relate to our processes. While at present we are unaware of competing patent applications, such applications could potentially surface.

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

Risks Related to Our Financial Condition

We hold significant cash, cash equivalents and investments that are subject to various market risks.

As of July 31, 2011, we had cash, cash equivalents, restricted cash and cash equivalents and certificates of deposit of $264.4 million. As of July 31, 2011, we also had $5.7 million in investments in hedge funds, of which $0.2 million was included in “Investments-short term” and $5.5 million was included in “Investments-long-term” in our consolidated balance sheet. These hedge funds carry a degree of risk, as there can be no assurance that we can redeem these investments at any time and that the managers of the hedge funds in which we have invested will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents and investments could be materially and adversely affected. See “Risks Relating to the Genie Spin-Off” below.

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

We are subject to audits by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest and penalties if our positions are not accepted by the auditing entity. Our financial statements contain reserves for certain of such liabilities, but we do not reserve for liabilities that we do not reasonably expect to be imposed.

On February 10, 2006, Universal Service Administrative Company, or USAC, notified us that it issued an Audit Report from its Internal Audit Division, or IAD. In calendar year 2005, the IAD audited our FCC Form 499-A filings for calendar years 2000 through 2004 related to the payments to the Universal Service Fund, and concluded that we incorrectly reported certain revenues on Forms 499-A. USAC directed us to refile our Forms 499-A for calendar years 2002 through 2004 in a manner consistent with the IAD’s findings. We did not refile the Forms 499-A, as we believe the IAD is mistaken in certain conclusions regarding the treatment of our revenues. USAC, however, filed the forms on our behalf, which we believe to be impermissible under the FCC’s rules and regulations.

In calendar year 2008, the IAD audited our FCC Form 499-A filings for calendar years 2005 and 2006. In connection therewith, USAC issued an Audit Report from its IAD finding, as it found in its prior Audit Report, that we incorrectly reported certain revenues on Forms 499-A. USAC directed us to refile our Forms 499-A for calendar year 2005 in a manner consistent with the IAD’s findings. We did not refile the Forms 499-A, as we believed the IAD is mistaken in certain conclusions regarding the treatment of our revenues. Whereas USAC filed certain Forms 499-A on our behalf over our objection in the first audit, USAC has not yet filed any Forms 499-A on our behalf as a result of the second audit. We filed with the FCC a “Request for Review” of the Audit Report, which remains pending as of the date we are filing this Annual Report.

USAC’s revisions in both audits to our filing methodology resulted in additional regulatory payments for the years covered by the audit. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. We anticipate receiving additional invoices in the near future for our most recent audit. If we receive such invoices, we will likely remit payment for those invoices while our Request for Review remains pending. As of July 31, 2011, our accrued expenses included $24.4 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2011. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected our appeal and upheld the Swedish Tax Agency’s imposition of a VAT assessment including penalties and interest of approximately SEK 147 million ($23.3 million) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. Our potential exposure for VAT, penalties and interest for the period from July 2008 through July 2011 is an additional SEK 38 million ($6.0 million). We have appealed this decision to the Administrative Court of Appeal in Gothenburg. After completing a comprehensive review, which included consultation with our outside legal counsel, we concluded that the claims asserted in the judgment are not supported by Swedish law. Further, we concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against us should ultimately be reversed and we should prevail without a liability being incurred. We, therefore, have determined that a loss from this judgment is not probable and accordingly have not recorded an accrual for this matter. However, if we do not prevail in our appeal, imposition of assessments and penalties will have a material adverse effect on our results of operations, cash flows and financial condition.

We are also subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2011, we had accrued an aggregate of $7.0 million related to these audits. The following is a summary of the more significant audits:

•

In June 2010, the New York City Finance Department notified us that it is conducting a utility tax audit on IDT Energy’s electricity sales for the period from June 1, 2007 through December 31, 2008. The notice of audit related to the collection and remittance of utility taxes from IDT Energy customers. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to this audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for tax, interest and penalties for the period from January 1, 2009 through July 31, 2011 is an additional $6.2 million.

•

In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets.

•

In January 2011 and May 2011, we received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million.

•

In May 2011, we received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million.

We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on our results of operations, cash flows and financial condition.

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

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any. For a complete discussion of what we believe are the most material regulations impacting our business, see Item 1 to Part I “Business—Regulation” included elsewhere in this Annual Report.

We are subject to legal proceedings in the ordinary course of business that may have a material adverse effect on our business, results of operations, cash flows or financial condition.

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows or financial condition. See, for example, the T-Mobile USA, Inc. and Southwestern Bell matters as set forth in detail in Item 3 to Part I “Legal Proceedings” in this Annual Report.

Risks Relating to the Genie Spin-Off

We may be unable to achieve some or all of the benefits that we expect to achieve from the Genie spin-off.

We believe that separating the two groups of operating units will allow our management to design and implement corporate strategies and policies that are based primarily on the business characteristics of the industry in which we operate, maintain a sharper focus on core business and growth opportunities, and concentrate our financial resources wholly on our operations. Moreover, separating the energy businesses makes us a more easily understood company and provides investors with greater transparency regarding the future prospects and value of our business units. Investors will have the ability to independently value us separate from the energy businesses. However, we may not be able to achieve some or all of the benefits expected as a result of the spin-off. By spinning off our energy businesses, there is a risk that we may be more susceptible to industry and stock market fluctuations and other adverse events than we would have been if we still kept the energy businesses due to a reduction in business diversification.

If the spin-off were to fail to qualify as a tax-free spin-off under Section 355 of the Code, our stockholders might be subject to significant tax liability.

Despite receiving a ruling from the IRS substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock to our stockholders will qualify as tax-free under Section 355 of the of the Internal Revenue Code of 1986, if the spin-off fails to qualify for tax-free treatment, we would be treated as if we had sold Genie common stock for its fair market value, resulting in a taxable gain to the extent of the excess of such fair market value over our tax basis in the Genie stock. In general, our stockholders would be treated as if they had received a taxable distribution equal to the fair market value of Genie common stock that was distributed to them.

The failure to consummate the spin-off may have an adverse effect on the trading price of our Class B common stock.

If we fail to consummate the spin-off, the trading price for our Class B common stock may decrease as our stockholders are currently expecting the distribution of Genie Class B common stock in the spin-off.

The loss of the cash flow and revenues from IDT Energy and the cash payment to Genie prior to the spin-off may adversely affect our results of operations and financial condition.

Once the spin-off is consummated, the Company will lose significant cash flow and revenues from IDT Energy. Such loss along with the approximately $115 million in cash that is expected to be spun-off with Genie, could have a material adverse effect on our results of operations and financial condition.

Risks Related to Our Capital Structure

Holders of our Class B common stock have significantly less voting power than holders of our Class A common stock.

Holders of our Class B common stock are entitled to one-tenth of a vote per share on all matters on which our stockholders are entitled to vote, while holders of our Class A common stock are entitled to three votes per share. As a result, the ability of holders of our Class B common stock to influence our management is limited.

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect our management.

Howard S. Jonas, our Chairman of the Board, Chief Executive Officer and founder, has voting power over 5,370,218 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 3,795,892 shares of our Class B common stock), representing approximately 74.7% of the combined voting power of our outstanding capital stock, as of October 3, 2011. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Risks Related to Our Publicly Traded Equity

The price of our Class B common stock decreased significantly in prior periods, and may continue to be subject to volatility.

The price of our Class B common stock decreased significantly in fiscal 2008 and fiscal 2009, although the price increased in fiscal 2010 and fiscal 2011 but not to the previous levels. The price of our Class B common stock has been subject to substantial volatility during these fiscal years. As of the close of business on October 10, 2011, the price of our Class B common stock was $17.85. See Item 5 to Part II “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for more information on the history of the closing prices of our Class B common stock. The price of our Class B common stock may continue to be subject to substantial volatility.

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

We own a building in Piscataway, N.J., which is subject to a mortgage that is used by IDT Telecom for certain of its operations. IDT Energy leases office space in Jamestown, N.Y. that is occupied by a majority of IDT Energy’s employees. We also occupy space in leased properties in Los Angeles, California, Washington, D.C. and other locations in metropolitan areas primarily to house telecommunications equipment.

Our AMSO and IEI subsidiaries also hold leases and licenses relating to their respective businesses that are fully described in the “Genie Oil and Gas” section in Item 1 to Part I “Business” in this Annual Report.

We maintain our European headquarters in London, England (corporate and carrier operations), Dublin, Ireland (prepaid products operations) and we own a 12,400 square foot condominium interest in a building in Jerusalem, Israel (IEI). We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected our appeal and upheld the Swedish Tax Agency’s imposition of a value added tax, or VAT, assessment including penalties and interest of approximately SEK 147 million ($23.3 million) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. Our potential exposure for VAT, penalties and interest for the period from July 2008 through July 2011 is an additional SEK 38 million ($6.0 million). We have appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted us a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with our outside legal counsel, we concluded that the claims asserted in the judgment are not supported by Swedish law. Further, we concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against us should ultimately be reversed and we should prevail without a liability being incurred. We have therefore determined that a loss from this judgment is not probable and accordingly we have not recorded an accrual for this matter. However, if we do not prevail in our appeal, imposition of assessments and penalties will have a material adverse effect on our results of operations, cash flows and financial condition.

On May 20, 2011, our subsidiary, Net2Phone Cable Telephony, LLC, brought an adversary proceeding in the United States Bankruptcy Court in Wilmington, Delaware, against Broadstripe, LLC. The complaint alleges breach of contract and unjust enrichment for failure to pay for telephony services and seeks damages of approximately $450,000. On July 8, 2011, Broadstripe, LLC answered the complaint and filed a counterclaim against us alleging breach of contract and anticipatory breach of contract and seeks damages of at least $15 million. Our lost profits resulting from Broadstripe, LLC’s wrongful termination of the contract are estimated to be approximately $7 million. On August 9, 2011, we filed a motion to dismiss Broadstripe, LLC’s counterclaims. On August 21, 2011, Broadstripe, LLC filed a motion asking the Court to estimate our administrative expense claim that would result from Broadstripe, LLC’s proposed bankruptcy plan. The Court scheduled a hearing on Broadstripe, LLC’s motion to estimate our substantial administrative expense claim and Broadstripe, LLC’s counterclaims for November 30, 2011. The parties appeared at a mediation session on October 4, 2011, which did not lead to a resolution of this matter. The parties continue to discuss ways to reach an amicable resolution of this matter. While we cannot predict the result of these matters with any certainty, we believe that the overall outcome is more likely to be neutral or positive for Net2Phone Cable Telephony, LLC.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc., or Alexsam, $9.1 million in damages from us in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Alexsam filed its complaint against us in September 2007. We do not expect that this decision will have a material impact on our future business operations. We intend to appeal the verdict. On September 1, 2011, Alexsam filed a new action relating to post-judgment royalties for the products and systems previously found to infringe its patents. In fiscal 2011, we recorded an expense of $10.8 million related to this matter, which is included in “Other operating gains, net” in our consolidated statement of income. As of July 31, 2011, we had $10.1 million in accrued expenses for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC, collectively Aerotel, filed a complaint against us in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the 2007 Settlement) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008. The 2007 Settlement also required us to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, we accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against us in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the 2009 Settlement Agreement), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, we accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served us with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices. On November 26, 2010, we served our Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. The parties participated in non-binding mediation on March 14-15, 2011, which did not result in a resolution. However, the parties continue to discuss ways to reach an amicable resolution of this matter. Arbitrators have been selected and the arbitration is scheduled for June 11, 2012. As of July 31, 2011, our remaining accrual for these matters was $14.0 million. We are currently unable to form an estimate of any potential additional liabilities to us related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense, or the Union, filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. On April 29, 2011, the state attorney for Israel submitted its response on behalf of the named ministries and is defending the case on both the validity of the license and the planning procedure. The Court rejected the Union’s request for an injunction and scheduled a hearing on the case for April 4, 2012. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse effect on IEI’s oil shale venture in Israel.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates, collectively Southwestern Bell,, each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from certain of our subsidiaries and several as of yet unidentified entities affiliated with us. The complaint alleges that our subsidiaries failed to pay hundreds of thousands and potentially millions, of dollars of “switched access service” charges for calls made by consumers using our prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 9, 2009, we filed a motion to stay or in the alternative to dismiss the complaint, which Southwestern Bell opposed. On June 3, 2010, the Court issued an Order denying our motion to stay and motion to dismiss. The parties are engaged in discovery. A trial date is set for March 5, 2012. We are currently unable to form an estimate of any potential liabilities to us related to this matter.

On May 15, 2009, T-Mobile USA, Inc., or T-Mobile, filed a complaint (which was subsequently amended) against a subsidiary of ours in the Superior Court of the State of Washington, King County. The complaint alleges that the subsidiary breached a Wholesale Supply Agreement entered into between T-Mobile and the subsidiary in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile (T-Mobile claims that the subsidiary purchased only approximately $31 million of services). T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. We answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of our prepaid wireless unit. The Court denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties are engaged in discovery. On June 10, 2011, T-Mobile filed motions for summary judgment as to (i) its cause of action for breach of contract and (ii) the counterclaims and affirmative defenses of our subsidiary, which we opposed. After oral argument, the Court denied T-Mobile’s motion with respect to its claim for breach of contract. After supplemental briefing on the counterclaims and affirmative defenses, the Court denied in part and granted in part T-Mobile’s motion with respect to the counterclaims and affirmative defenses. A trial date is currently set for October 24, 2011. We believe that we have valid defenses to T-Mobile’s allegations and intend to conduct a vigorous legal defense. We are currently unable to form an estimate of any potential liabilities to us related to this matter.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd., collectively Tyco. We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement), or Wavelengths, on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying our appeal and affirming the Appellate Division’s order. On or about November 17, 2009, we demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, we filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide us with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, we filed a notice of appeal. Our opening brief is due on November 7, 2011. Tyco’s opposition is due by December 7, 2011 and our reply is due by December 16, 2011.

On April 1, 2004, D. Michael Jewett, a former employee with whom we entered into a confidential settlement agreement in November 2010, sent a copy of the complaint he had filed against us to the United States Attorney’s Office. In the complaint, Jewett had alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, or DOJ, the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. We and the Audit Committee of our Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither our nor the Audit Committee’s investigations have found any evidence that we made any such improper payments to foreign officials. We continue to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

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

Item 4. (Removed and Reserved).

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT” and our common stock traded on the New York Stock Exchange under the symbol “IDT.C” until it was delisted effective April 5, 2011.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2010
First Quarter	$4.05	$2.40
Second Quarter	$5.00	$3.50
Third Quarter	$11.00	$4.45
Fourth Quarter	$19.70	$7.81
Fiscal year ended July 31, 2011
First Quarter	$19.70	$13.86
Second Quarter	$30.12	$13.43
Third Quarter	$30.46	$22.64
Fourth Quarter	$29.83	$24.01

The table below sets forth the high and low sales prices for our common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2010
First Quarter	$3.59	$2.25
Second Quarter	$3.92	$2.98
Third Quarter	$8.53	$3.67
Fourth Quarter	$16.38	$6.12
Fiscal year ended July 31, 2011
First Quarter	$16.48	$10.80
Second Quarter	$29.79	$10.45
Third Quarter until April 5, 2011	$28.50	$23.23

On September 29, 2011, there were 450 holders of record of our Class B common stock and 5 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 10, 2011, the last sales price reported on the New York Stock Exchange for the Class B common stock was $17.85 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 12 to the Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2011, and which is incorporated by reference herein.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2011.

	Total Number of Shares Purchased		Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2011	0		$0.00	0	5,411,783
June 1 – 30, 2011	309,935	(2)	$24.86	0	5,411,783
July 1 – 31, 2011	0		$0.00	0	5,411,783
Total	309,935		$24.86	0

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

(2) Consists of (a) 7,935 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock (such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date ($25.81)) and (b) 302,000 shares of Class B Common Stock purchased directly from Howard S. Jonas at $24.83/share.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item. In accordance with Item 10(f)(1)(i) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $75 million as of January 29, 2010, the last business day of our second fiscal quarter in fiscal 2010. We therefore followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Annual Report on Form 10-K. However, our public float was $301 million as of January 31, 2011, the last business day of our second quarter in fiscal 2011. Since our public float was greater than $75 million as of January 31, 2011, in accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure available to smaller reporting companies to the disclosure requirements applicable to all other companies beginning with our Quarterly Report on Form 10-Q for our first quarter in fiscal 2012. Our public float as of January 31, 2011 was calculated using shareholdings as of December 31, 2010 for all five percent holders (other than Mr. Howard S. Jonas, our Chairman of the Board and Chief Executive Officer, whose shareholdings were calculated as of January 31, 2011).

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

•

Genie Energy, of which we own 99.3%, which is comprised of IDT Energy and our 92% interest in Genie Oil and Gas. IDT Energy operates our energy services company that resells electricity and natural gas to residential and small business customers in New York, New Jersey and Pennsylvania. Genie Oil and Gas consists of (1) AMSO, which holds and manages a 50% interest in AMSO, LLC, our oil shale initiative in Colorado, and (2) an 89% interest in IEI, our oil shale initiative in Israel.

We conduct our business through the following four reportable segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge, the world’s largest independent consumer distribution channel for mobile games and personalization—ringtones, wallpapers and alerts—for Android phones, feature phones and tablets, (2) Fabrix T.V., Ltd., our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) a portfolio of patents held by ICTI related to VoIP technology and the licensing and other businesses related to these patents, (4) a significant number of FCC licenses for commercial fixed wireless spectrum, (5) certain real estate and (6) other smaller businesses.

In November 2010, our Board of Directors directed us to pursue a spin-off of our subsidiary Genie Energy Ltd., which owns 99.3% of Genie Energy International Corporation, or GEIC (formerly Genie Energy Corporation). GEIC owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc., or GOGI. In October 2011, Genie filed an amended registration statement on Form 10 with the SEC related to the anticipated spin-off to our stockholders. The spin-off is intended to be tax-free to us and our stockholders. We expect to execute the Genie spin-off by late October or early November 2011, but the timing is subject to certain contingencies. In connection with the planned spin-off, we expect to transfer cash to Genie prior to the spin-off such that Genie will have approximately $115 million in cash at the time of the spin-off.

Discontinued Operations

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we were eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011 or a shorter period under specified circumstances, known as the Contingent Value, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value did not exceed $439 million. In July 2011, we revised our estimate for this commitment. Included in “Discontinued operations, net of tax” in fiscal 2011 in the accompanying consolidated statement of income was a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the Contingent Value and certain other disputes and claims, and in consideration for the settlement and related releases, Liberty Media paid us $2.0 million, which will be recorded in fiscal 2012.

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

In September 2009, prior to the CTM Spin-Off, we funded CTM Holdings with an additional $2.0 million in cash.

Revenues, income before income taxes and net loss of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

Year ended July 31 (in millions)	2011	2010
REVENUES	$—	$4.0
INCOME BEFORE INCOME TAXES	$—	$0.1
NET LOSS	$—	$(0.2)

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of ours) (collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. Included in “Discontinued operations, net of tax” in fiscal 2010 were costs of $0.2 million which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Investment in American Shale Oil, LLC

In April 2008, AMSO, a wholly owned subsidiary of GOGI, acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, we acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million. Following this transaction, we owned 89.9% of the equity interests in AMSO, LLC, 75% through AMSO and 14.9% directly.

AMSO, LLC is one of three holders of leases granted by the U.S. BLM to research, develop and demonstrate in-situ technologies for potential commercial shale oil production in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment equivalent to the fair market value of the commercial lease as defined in the Oil Shale Management Rules and Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease. However, we are unable to quantify the amount of the one-time payment because the fair market value cannot be established at this time.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to us of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners (including our 14.9% direct equity interest) other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. We assigned the cash proceeds of our override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by Genie. Following the transaction with Total, AMSO and Total each owned a 50% interest in AMSO, LLC. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical and financial assistance throughout the RD&D and commercial stages. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

We consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, we account for our 50% ownership interest in AMSO, LLC using the equity method since we have the ability to exercise significant influence over its operating and financial matters, although we no longer control AMSO, LLC. AMSO, LLC is a variable interest entity, however, we have determined that we are not the primary beneficiary.

Pursuant to the AMSO, LLC Second Amended and Restated Limited Liability Company Agreement as of March 2, 2009 (or the LLC Agreement), AMSO and Total agreed to fund AMSO, LLC as follows: (1) AMSO shall fund 20% and Total shall fund 80% of the initial $50 million of expenditures, (2) AMSO shall fund 35% and Total shall fund 65% of the expenditures above the initial $50 million up to $100 million in aggregate expenditures, (3) AMSO shall fund 50% and Total shall fund 50% of the expenditures above $100 million in aggregate expenditures and (4) AMSO shall fund 40% and Total shall fund 60% of the costs of the one-time payment on conversion of the lease described above. Also pursuant to the LLC Agreement, AMSO, LLC’s net loss or net income will first be allocated to the members disproportionately in order to equalize their capital accounts, and then the allocation will be in accordance with their 50% ownership interests. Accordingly, AMSO has been allocated 20% of the net loss of AMSO, LLC in all periods presented, which is included in “Other (expense) income, net” in the accompanying consolidated statements of income.

In accordance with the agreement between the parties, AMSO has committed to a total investment of $10.0 million in AMSO, LLC, subject to certain exceptions including those described below where the amount could be greater or lesser.

Total may terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. If Total withdraws as a member of AMSO, LLC, AMSO may also terminate its obligations to make capital contributions and withdraw as a member of AMSO, LLC. Total has contributed an aggregate of $33.5 million to AMSO, LLC from inception through September 30, 2011.

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

At July 31, 2011, our maximum exposure to loss as a result of our required investment in AMSO, LLC was $1.6 million. Our maximum exposure to loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The maximum exposure at July 31, 2011 was determined as follows:

(in millions)
AMSO’s total committed investment in AMSO, LLC	$10.0
Less: cumulative capital contributions to AMSO, LLC	(7.8)
Less: liability for equity loss in AMSO, LLC at July 31, 2011	(0.6)
Maximum exposure to loss	$1.6

In August 2011, AMSO made an additional capital contribution to AMSO, LLC of $1.4 million.

AMSO’s total committed investment in AMSO, LLC and its maximum exposure to loss is subject to certain exceptions where the amounts could be greater. One exception is the additional funding that may be necessary to fund the pilot test as described above. The other significant exception is additional capital contributions that may be required to fund unexpected liabilities, in the event they occur, outside the purview of the traditional research, development and demonstration operations incorporated in AMSO, LLC’s budgeting and planning. However, any additional capital contributions for such liabilities would have to be authorized by both AMSO and Total.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 86.3% and 85.1% of our total revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively.

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

Our Telecom Platform Services segment also markets an international mobile top up product, or IMTU, which enables purchasers to top up (recharge / purchase airtime minutes for) a prepaid mobile telephone in another country. IMTU appeals to residents, particularly immigrants, in developed countries such as the United States who communicate regularly with or send money (remit) to friends or family members in a developing country. Our IMTU offerings work by combining our prepaid platform capabilities, our distribution reach into immigrant communities and our relationships with mobile operators in developing countries, into a simple and reliable service.

In fiscal 2010, our Telecom Platform Services segment began selling BOSS Revolution, our pay-as-you-go, cardless international calling service that allows users to bypass their service provider and call their families and friends overseas without the need to enter a personal identification number. Users can add to their account balance online or by visiting one of our BOSS Revolution network retailers.

Our Telecom Platform Services segment, in addition to carrying our international telecommunications traffic, also carries the international traffic of other telecommunications companies globally. Our wholesale carrier services business continues to expand our direct relationships with mobile network providers, reflecting our belief that the trend of voice traffic transitioning from landline to mobile networks will continue. In fiscal 2012, we plan to continue expanding these direct relationships with mobile network providers. Telecom Platform Services also includes our cable telephony services.

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

Network costs, which are also called connectivity costs, are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. In May 2010, we completed the migration of our global network from dedicated capacity time-division multiplexing (TDM) circuits to burstable Internet protocol circuits, which utilize connectivity capacity more efficiently and results in lower overall cost. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, a general growth in minutes will often likely result in incrementally higher network costs.

Direct costs related to our telecom business include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Subsequent adjustments to these estimates may occur after the invoices are received for the actual costs incurred, but these adjustments generally are not material to our results of operations.

Calling card revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. IDT Telecom’s prepaid and consumer phone services offerings generally have higher selling, general and administrative expenses associated with them than does its wholesale carrier services business.

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

Over the past few years, we have also experienced a gradual shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, further erodes pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

We have introduced new sources of revenue that have replaced revenues from our traditional calling cards, although these new sources of revenues generally have lower gross margins than our traditional calling cards. There can be no assurance that we will continue to be able to generate new sources of revenues to offset the decline in traditional calling card revenues.

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale carrier services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

IDT Energy

IDT Energy operates our energy service company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York, New Jersey and Pennsylvania. IDT Energy began adding customers in select utility territories in New Jersey and Pennsylvania in the third quarter of fiscal 2010. IDT Energy’s revenues represented 13.1% and 14.4% of our total revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively.

IDT Energy’s direct cost of revenues consists primarily of gas and electricity purchased for resale. As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable, or POR, programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a POR program. IDT Energy purchases electricity and natural gas from BP and pays an additional financing fee based on volumetric loads in accordance with the agreement. IDT Energy makes a monthly payment for its purchases and the related fees, and any outstanding, unpaid amounts accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants.

IDT Energy does not own electrical power generation, transmission, or distribution facilities, or natural gas production, pipeline or distribution facilities. Instead, IDT Energy has contracts with various pipeline and distribution companies for natural gas pipeline, storage and transportation services, and utilizes the NYISO and PJM for electric transmission and distribution. Our direct cost of revenues includes scheduling costs, independent system operator (ISO) fees, pipeline costs and utility service charges for the purchase of these services.

IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are recorded in direct cost of revenues when the related electricity or natural gas is received from suppliers. In addition, IDT Energy enters into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas. The forward contracts and put and call options on commodities are recorded at fair value as a current asset or liability and any changes in fair value are recorded in direct cost of revenues. The impact of these contracts and options on direct cost of revenues is relatively small as compared to IDT Energy’s purchases of gas and electricity for resale.

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

The electricity and natural gas we sell is generally metered and delivered to our customers by the local utilities. The local utilities also provide billing and collection services for most of our customers on our behalf. The positive difference between the sales price of electricity and natural gas sold to our customers and the sum of the cost of our electricity and natural gas supplies, transmission and ancillary services provides us with a gross profit margin.

Volatility in the electricity and natural gas markets can have an adverse impact on our costs for the purchase of the electricity and natural gas that IDT Energy sells to its customers. We may not always choose to pass along increases in costs to our customers to protect overall customer satisfaction. This would have an adverse impact on our gross margins and results of operations. Alternatively, volatility in IDT Energy’s rates charged to customers related to the cost of the underlying electricity and natural gas can lead to increased customer churn.

IDT Energy’s selling expenses consist primarily of sales commissions paid to independent agents and marketing costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include compensation, benefits, utility fees for billing and collection, professional fees, rent and other administrative costs.

Concentration of Customers

Our most significant customers typically include long distance carriers to whom IDT Telecom provides wholesale telecommunications services, distributors of IDT Telecom’s calling cards and utility companies that provide IDT Energy with purchase of receivable programs. While they may vary from quarter to quarter, our five largest customers collectively accounted for 11.7% and 15.4% of total consolidated revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively. Our customers with the five largest receivables balances collectively accounted for 27.3% and 31.7% of the consolidated gross trade accounts receivable at July 31, 2011 and 2010, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom, wholesale carrier and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale carrier customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these wholesale customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale customers with receivable balances that exceed IDT Telecom’s payable in order to maximize the offset and reduce its credit risk.

IDT Energy reduces its credit risk by its participation in purchase of receivable programs for a significant portion of its receivables. Under purchase of receivable programs, utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of our consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase our risk associated with nonpayment by those utility companies. We monitor the timely collections from our significant utility companies and may take further steps as necessary in an effort to reduce our credit risk.

In New Jersey, customers who are delinquent in paying their invoices are switched to a dual bill arrangement whereby IDT Energy is responsible to bill and collect the commodity portion of the customers’ invoices. Once IDT Energy invoices these customers under a dual bill arrangement, IDT Energy assumes the credit risk associated with that portion of its receivables. Generally, IDT Energy cancels service to these customers before the credit risk becomes significant.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, IDT Telecom direct cost of revenues—disputed amounts, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

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

Goodwill and Intangible Assets with Indefinite Useful Lives

Our goodwill balance of $18.7 million at July 31, 2011 is allocated to our Telecom Platform Services segment ($11.8 million), IDT Energy segment ($3.7 million), and All other ($3.2 million). A component of IDT Telecom that includes primarily our calling card business, IDT Energy and Zedge are the respective reporting units for our goodwill impairment test. Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. We estimate the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. The estimated fair values of our reporting units substantially exceeded their respective carrying values in Step 1 of our annual impairment tests for fiscal 2011 and fiscal 2010, therefore it was not necessary to perform Step 2 for these tests. In addition, we do not believe our reporting units are currently at risk of failing Step 1. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

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

Income and Other Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowance as well as certain other tax and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount and classification of income and other taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of Internal Revenue Service (IRS) audits of our federal income tax returns, other tax-related or regulatory fee-related audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees.

We use a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return. We determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. Tax positions that meet the more-likely-than-not recognition threshold are measured to determine the amount of tax benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Differences between tax positions taken in a tax return and amounts recognized in the financial statements will generally result in one or more of the following: an increase in a liability for income taxes payable, a reduction of an income tax refund receivable, a reduction in a deferred tax asset, or an increase in a deferred tax liability. We review and adjust our liability for unrecognized tax benefits based on our best estimate and judgment given the facts, circumstances and information available at each reporting date. To the extent that the final outcome of these tax positions is different than the amounts recorded, such differences may impact income tax expense and actual tax payments.

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. Our billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

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

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In May 2011, an accounting standard update was issued to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. We are required to adopt this standard update on February 1, 2012. We are evaluating the impact that this standard update will have on our consolidated financial statements.

In September 2011, an accounting standard update to simplify how an entity tests goodwill for impairment was issued. The amendments in the update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We are required to adopt this standard update on August 1, 2012. The adoption of this standard update will not impact our financial position, results of operations or cash flows.

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

RESULTS OF OPERATIONS

Year Ended July 31, 2011 compared to Year Ended July 31, 2010

The following table sets forth certain items in our statements of income as a percentage of our total revenues from continuing operations:

Year ended July 31,	2011	2010
REVENUES:
IDT Telecom	86.3%	85.1%
IDT Energy	13.1	14.4
Genie Oil and Gas	—	—
All Other	0.6	0.5
TOTAL REVENUES	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	81.6	79.6
Selling, general and administrative	15.3	15.5
Depreciation and amortization	1.3	2.4
Research and development	0.7	0.6
Severance and other charges	0.1	0.3
TOTAL COSTS AND EXPENSES	99.0	98.4
Other operating gains, net	0.4	0.7
INCOME FROM OPERATIONS	1.4	2.3
Interest expense, net	(0.4)	(0.4)
Other (expense) income, net	(0.1)	—
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.9%	1.9%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Revenues
IDT Telecom	$1,343.0	$1,187.3	$155.7	13.1%
IDT Energy	203.6	201.4	2.2	1.1
Genie Oil and Gas	—	—	—	—
All Other	8.9	6.2	2.7	41.9
Total revenues	$1,555.5	$1,394.9	$160.6	11.5%

Revenues. The increase in IDT Telecom revenues in fiscal 2011 compared to fiscal 2010 was due to an increase in the revenues of our Telecom Platform Services segment, which more than offset a decline in the revenues of our Consumer Phone Services segment. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 26.9% from 20.69 billion in fiscal 2010 to 26.24 billion in fiscal 2011. The increase in IDT Energy revenues in fiscal 2011 compared to fiscal 2010 was due to an increase in electricity revenues partially offset by a decrease in natural gas revenues. As of July 31, 2011, IDT Energy’s customer base consisted of approximately 405,000 meters compared to 369,000 meters as of July 31, 2010. In the third quarter of fiscal 2010, IDT Energy began adding customers in select utility territories in New Jersey and Pennsylvania.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Costs and expenses
Direct cost of revenues	$1,269.4	$1,110.7	$158.7	14.3%
Selling, general and administrative	237.8	215.9	21.9	10.2
Depreciation and amortization	21.0	33.4	(12.4)	(37.3)
Research and development	10.7	8.0	2.7	33.3
Severance and other charges	1.0	4.9	(3.9)	(78.3)
Total costs and expenses	$1,539.9	$1,372.9	$167.0	12.2%

Direct Cost of Revenues. The increase in direct cost of revenues in fiscal 2011 compared to fiscal 2010 was due to increases in the direct cost of revenues of IDT Telecom and IDT Energy. Direct cost of revenues of IDT Telecom increased primarily as a result of the increases in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute. The increase in IDT Energy’s direct cost of revenues was mostly due to an increase in the average unit cost of electricity as well as a slight increase in electricity consumption, which more than offset a decrease in the direct cost of revenues of natural gas. Overall gross margin decreased from 20.4% in fiscal 2010 to 18.4% in fiscal 2011 primarily as a result of declines in the gross margins of IDT Telecom and IDT Energy.

Selling, General and Administrative. The increase in selling, general and administrative expenses in fiscal 2011 compared to fiscal 2010 was primarily due to increases in the selling, general and administrative expenses of IDT Telecom and IDT Energy. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 15.5% in fiscal 2010 to 15.3% in fiscal 2011.

Stock-based compensation expense included in selling, general and administrative expenses was $4.8 million in fiscal 2011 compared to $2.5 million in fiscal 2010. Stock-based compensation expense, which primarily results from the vesting of restricted stock and stock option grants, included expense related to the following:

•

In July 2011, IDT Energy entered into an agreement with one of its employees pursuant to which, on or before the consummation of the Genie spin-off, the employee will be granted approximately 22,000 shares of Genie’s restricted Class B common stock and options to purchase approximately

22,000 shares of Genie’s Class B common stock. The restricted shares and options will vest ratably on the first, second and third anniversaries of the grant, subject to forfeiture if the employee is no longer employed by Genie or one of its subsidiaries prior to vesting. The options will have a term of 10 years and an exercise price equal to the fair market value of the underlying shares upon the spin-off. The fair value of this grant was estimated to be $0.2 million, which will be recognized on a straight-line basis over the vesting period that ends in July 2014. We recognized stock-based compensation cost related to this agreement of less than $0.1 million in fiscal 2011. The fair value of the Genie shares was the aggregate of the estimated value of IDT Energy and GOGI. The value of IDT Energy was estimated using an income approach and a market approach and the value of GOGI was estimated using a cost approach and a transaction approach;

•

In April 2011, options to purchase 0.1 million shares of our Class B common stock that were granted in April 2001 with an expiration date in April 2011 were extended for one year. We recorded stock-based compensation expense of $0.3 million in April 2011 for the modification of the options;

•

In March 2011, our subsidiary ICTI granted shares of its common stock to two of our employees representing 5.5% of ICTI’s outstanding equity. These ICTI shares vested immediately. In April 2011, we recorded stock-based compensation expense of $0.7 million for the grant of these ICTI shares. In addition, in May 2011, ICTI granted its chief executive officer an option to purchase shares of ICTI’s common stock representing 5.0% of its outstanding equity. The option vests monthly over a four-year period beginning in May 2011 and ending in April 2015. The estimated value of the option was $0.2 million which will be recognized using the straight-line method over the vesting period;

•

In December 2010 and January 2011, an aggregate of 0.3 million restricted shares of our Class B common stock was granted to certain of our directors, officers and employees. Total unrecognized compensation cost on the grant date was $9.4 million. The unrecognized compensation cost of $7.0 million at July 31, 2011 is expected to be recognized over the remaining vesting period that ends in December 2013. We recognized compensation cost related to the vesting of these shares of $2.4 million in fiscal 2011;

•

In November 2010, our subsidiary GOGI issued warrants in connection with the purchase of equity interests in GOGI by an entity affiliated with Lord (Jacob) Rothschild. The warrants are exercisable through November 12, 2011 for the purchase up to an aggregate of 1% of the outstanding common stock of GOGI at an exercise price of up to $2 million. We record the GOGI warrants at fair value which is estimated using a Black-Scholes valuation model. We recorded stock-based compensation expense related to the GOGI warrants of $41,000 in fiscal 2011;

•

On October 21, 2009, upon the retirement of Mr. James A. Courter as our Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of our Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of our Class B common stock. All of the restricted shares vested on the date of grant. In fiscal 2010, we recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by us and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange up to 0.2 million of the shares of our Class B common stock for the number of shares of common stock of GEIC equal to up to 1% of the outstanding equity of GEIC as of October 21, 2009;

•

On November 5, 2008, we amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of our Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. We recognized compensation cost related to this agreement of $0.2 million in fiscal 2010; and

•

On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.3 million at July 31, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. We recognized compensation cost of $0.8 million in each of fiscal 2011 and fiscal 2010 related to this agreement.

Depreciation and Amortization. The decrease in depreciation and amortization expense in fiscal 2011 compared to fiscal 2010 was primarily due to more of IDT Telecom’s property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

Research and Development. Research and development expenses consist of the following:

(in millions)
Year ended July 31,	2011	2010
Genie Oil and Gas segment:
Israel Energy Initiatives, Ltd.	$7.8	$5.2
All Other:
Fabrix T.V., Ltd.	2.9	2.8
Total research and development expenses	$10.7	$8.0

In March 2008, we formed IEI which holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructure. The license covers approximately 238 square kilometers in the south of the Shfela region in Israel, and grants IEI an exclusive right to demonstrate in-situ technologies for potential commercial shale oil production. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Assuming IEI receives an extension to its current license, the pending lawsuit filed in August 2010 by the Israel Union for Environmental Defense is favorably resolved, and IEI successfully demonstrates a commercially viable and environmentally acceptable technology, IEI intends to apply for a long-term commercial lease from the Israeli government and build and operate a commercial project. Under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

We expect continued, significant increases in the expenses of our Genie Oil and Gas segment reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities.

Fabrix T.V., Ltd. is our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable, telecommunications, Internet service providers and web based video portals that are interested in deep video storage or in offering personalized television applications and remote DVR storage capabilities. In August 2010, a major cable operator licensed our software to empower its cloud-based DVR offering, and in December 2010, a second cable operator licensed our software.

Severance and Other Charges. Severance and other charges in fiscal 2011 consisted primarily of cost to terminate a contract for a technology development and support group. Severance and other charges in fiscal 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating Gains, net. Our income from operations included an aggregate net gain of $6.3 million and $10.1 million in fiscal 2011 and fiscal 2010, respectively. The following table summarizes the other operating gains, net by business segment:

Year ended July 31
(in millions)	2011	2010
Telecom Platform Services—gain on termination of agreement(a)	$14.4	$—
Telecom Platform Services—loss from alleged patent infringement(b)	(10.8)	—
Telecom Platform Services—gain on settlement of litigation(c)	—	10.0
Telecom Platform Services—gain on settlement of other claims	—	0.4
Corporate—other	(0.5)	—
All Other—gain on insurance claim(d)	2.6	—
All Other—gain on settlement of IDT Global Israel claims(e)	—	0.5
All Other—gain on sale of land and building(f)	—	0.7
All Other—gain (loss) on settlement of other claims	0.6	(1.5)
TOTAL	$6.3	$10.1

Telecom Platform Services

(a)	In connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of Bresnan Broadband Holdings, LLC (or BBH), BBH exercised its option to terminate the services being provided by us to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement.

(b)	On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by us of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. We incurred legal fees of $0.7 million in connection with this matter. We do not expect that this decision will have a material impact on our future business operations.

(c)	In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us cash of $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

All Other

(d)	In fiscal 2011 and fiscal 2010, we received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. In fiscal 2011, we recorded a gain of $2.6 million from this insurance claim.

(e)	In fiscal 2008 and fiscal 2009, we disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. In March 2010, we settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

(f)	In July 2010, we sold land and a building in Piscataway, New Jersey for cash of $3.1 million and recorded a gain of $0.7 million on the sale.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Income from operations	$21.9	$32.2	$(10.3)	(32.0)%
Interest expense, net	(5.7)	(6.3)	0.6	9.3
Other (expense) income, net	(1.8)	0.1	(1.9)	nm
Benefit from (provision for) income taxes	5.5	(5.3)	10.8	205.0
Income from continuing operations	19.9	20.7	(0.8)	(3.8)
Discontinued operations, net of tax	3.5	(0.4)	3.9	nm
Net income	23.4	20.3	3.1	15.3
Net loss attributable to noncontrolling interests	3.4	—	3.4	nm
Net income attributable to IDT Corporation	$26.8	$20.3	$6.5	32.1%

nm—not meaningful

Interest Expense, net. The decrease in interest expense, net in fiscal 2011 compared to fiscal 2010 was primarily due to an increase in interest income and a decrease in interest expense. In addition, the financing fees from the Preferred Supplier Agreement between IDT Energy and BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas, increased to $2.1million in fiscal 2011 compared to $1.8 million in fiscal 2010.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

Year ended July 31,
(in millions)	2011	2010
Equity in net loss of AMSO, LLC	$(5.2)	$(1.6)
Gain on settlement of auction rate securities arbitration claim	5.4	—
Foreign currency transaction (losses) gains	(2.0)	2.4
Loss on investments	(0.1)	(1.7)
Other	0.1	1.0
Total other (expense) income, net	$(1.8)	$0.1

AMSO accounts for its 50% ownership interest in AMSO, LLC using the equity method. AMSO, LLC is utilizing a team of experienced experts in various fields to conduct its research, development and demonstration activities. In fiscal 2011, AMSO, LLC continued advanced stage construction work on the surface oil and gas processing facilities while drilling wells for its upcoming pilot test in Colorado. The pilot test is expected to begin in the fall of 2011 barring permitting or operational delays. The pilot test is intended to confirm the accuracy of several of the key underlying assumptions of the proposed in-situ heating and retorting process. Upon successful completion of the pilot test, AMSO, LLC expects to design and implement a larger scale demonstration project to further test its process and operations under commercial conditions, and assess scalability to commercial levels. Upon completion of a successful demonstration, AMSO, LLC intends to submit an application to convert the RD&D Lease into a commercial lease. AMSO’s equity in the net loss of AMSO, LLC increased in fiscal 2011 compared to fiscal 2010 as a result of the increase in AMSO, LLC’s net loss to $26.2 million in fiscal 2011 from $8.0 million in fiscal 2010. AMSO, LLC’s net loss increased primarily as a result of the substantial increase in the costs associated with the pilot test.

The gain on settlement of auction rate securities arbitration claim related to auction rate securities that we held with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, we received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of our arbitration claim. In fiscal 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim.

Income Taxes. The benefit from income taxes in fiscal 2011 was primarily due to reversals of both the valuation allowance and income tax expense. We determined that it was more likely than not that the portion of our deferred income tax assets related to Genie will be realized as a result of the expected completion of the proposed Genie spin-off, therefore, we reversed $2.8 million of our valuation allowance in fiscal 2011. The valuation allowance was also reduced due to the utilization of some of the underlying assets in fiscal 2011. In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million, which we expect to receive in the first quarter of calendar year 2012. We reversed $3.5 million of income tax expense in April 2011 as a result of this expected income tax refund. In addition, in the first quarter of fiscal 2011, we reversed $2.0 million of income tax expense related to an IRS audit that was completed in August 2010. State and local income tax expense decreased in fiscal 2011 compared to fiscal 2010 primarily due to the reduction in IDT Energy’s income. Interest on income taxes, which is classified as a component of income tax expense, was $0.2 million in fiscal 2011 compared to $0.5 million in fiscal 2010.

Discontinued Operations, net of tax. In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we were eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011 or a shorter period under specified circumstances, known as the Contingent Value, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value did not exceed $439 million. In July 2011, we revised our estimate for this commitment. Discontinued operations, net of tax in fiscal 2011 included a gain of $3.5 million from the reversal of the liability that we had recorded in a prior period. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the Contingent Value and certain other disputes and claims, and in consideration for the settlement and related releases, Liberty Media paid us $2.0 million, which will be recorded in fiscal 2012.

Discontinued operations, net of tax in fiscal 2010 of $0.4 million included the net loss of CTM Holdings and subsidiaries of $0.2 million for the period from August 1, 2009 through September 14, 2009, the date that we completed the CTM Spin-Off, and costs of $0.2 million which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Net Loss Attributable to Noncontrolling Interests. The increase in the net loss attributable to noncontrolling interests in fiscal 2011 compared to fiscal 2010 was primarily due to increases in the net losses of GEIC and its subsidiaries and in the noncontrolling interests’ share of a portion of these net losses.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

(in millions, except revenue per minute)			Change
Year ended July 31,	2011	2010	$	%
Revenues
Telecom Platform Services	$1,316.6	$1,150.1	$166.5	14.5%
Consumer Phone Services	26.4	37.2	(10.8)	(28.9)
Total revenues	$1,343.0	$1,187.3	$155.7	13.1%
Minutes of use
Prepaid services	12,469	10,276	2,193	21.3%
Wholesale carrier	13,771	10,409	3,362	32.3
Total minutes of use	26,240	20,685	5,555	26.9%
Average revenue per minute
Prepaid services	$0.0582	$0.0671	$(0.0089)	(13.2)%
Wholesale carrier	0.0429	0.0443	(0.0014)	(3.2)
Total average revenue per minute	$0.0502	$0.0556	$(0.0054)	(9.8)%

Revenues. IDT Telecom revenues increased in fiscal 2011 compared to fiscal 2010 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 96.9% in fiscal 2010 to 98.0% in fiscal 2011, and Consumer Phone Services revenues decreased from 3.1% in fiscal 2010 to 2.0% in fiscal 2011.

Telecom Platform Services revenues increased 14.5% in fiscal 2011 compared to fiscal 2010 due to increased revenues in each of the major customer channels that we target. Revenues from our prepaid channel represented 42.1% and 46.8% of total Telecom Platform Services revenues in fiscal 2011 and fiscal 2010, respectively. Revenues from our prepaid channel increased 2.9% in fiscal 2011 compared to fiscal 2010. In our prepaid channel in the U.S., revenues from both our BOSS Revolution pay-as-you-go, cardless international calling service and from our international mobile top-up, or IMTU, cards increased significantly, which more than compensated for the decrease in revenues from third party provided domestic mobile top-up cards, which declined $31.7 million compared to fiscal 2010, and from traditional, IDT-branded calling cards. Our private label calling card sales to large retailers as well as our IDT-branded calling card sales to small and medium-sized retail chains declined primarily due to a contraction in both the number of retail accounts and customers that we service, as well as due to continued price competition. Overseas, our prepaid channel revenues in South America increased while our prepaid channel revenues in Europe and Asia declined.

Revenues from our wholesale carrier channel represented 44.8% and 40.1% of total Telecom Platform Services revenues in fiscal 2011 and fiscal 2010, respectively. Revenues from the wholesale carrier business increased 28.1% in fiscal 2011 compared to fiscal 2010. The increase was primarily due to the significant growth in minutes of use as a result of good execution of sales and marketing strategies, as well as an effective pricing and costing strategy.

Revenues from our reseller channel, which provides VoIP based telephony solutions for call aggregators globally, also increased significantly in fiscal 2011 compared to fiscal 2010.

The increase in Telecom Platform Services revenues in fiscal 2011 compared to fiscal 2010 includes the effect of the year-over-year strengthening of various foreign currencies, in particular European currencies in the second half of fiscal 2011, compared to the U.S. Dollar, which translated into an increase in revenues of $4.2 million.

Total minutes of use for Telecom Platform Services increased 26.9% in fiscal 2011 compared to fiscal 2010. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to our wholesale carrier business increased 32.3% in fiscal 2011 compared to fiscal 2010.

Minutes of use from our prepaid services offerings increased 21.3% in fiscal 2011 compared to fiscal 2010. This increase was driven by the volume growth in our reseller channel and our prepaid channels in Europe and South America, which more than offset the decreases in minutes of use in our prepaid channels in the U.S. and Asia.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute declined 9.8% in fiscal 2011 compared to fiscal 2010 reflecting both a continuing industry-wide decline in termination prices for international long distance calls, and changes in the product/call destination mix. The declining trend in termination prices is primarily the result of aggressive competition in all of our major markets.

Consumer Phone Services revenues declined 28.9% in fiscal 2011 compared to fiscal 2010 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005, when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 14,100 as of July 31, 2011 compared to 19,700 as of July 31, 2010. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 57,300 as of July 31, 2011 compared to 75,400 as of July 31, 2010. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline, and we expect that sometime in calendar 2013 Consumer Phone Services will no longer generate positive cash flow. At that point, we intend to exit this business.

(in millions, except cost per minute)			Change
Year ended July 31,	2011	2010	$	%
Direct cost of revenues
Telecom Platform Services	$1,106.0	$949.9	$156.1	16.4%
Consumer Phone Services	12.1	16.3	(4.2)	(25.7)
Total direct cost of revenues	$1,118.1	$966.2	$151.9	15.7%
Average termination cost per minute
Prepaid services	$0.0462	$0.0523	$(0.0061)	(11.6)%
Wholesale carrier	0.0385	0.0397	(0.0012)	(3.0)
Total average termination cost per minute	$0.0422	$0.0459	$(0.0037)	(8.2)%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in fiscal 2011 compared to fiscal 2010 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment, partially offset by lower average termination cost per minute. In addition, the impact on direct cost of revenues from currency translations, in particular European currency translations, was an increase of $3.8 million in fiscal 2011 compared to fiscal 2010.

Direct cost of revenues in our Consumer Phone Services segment in fiscal 2010 were reduced by the reversal of certain costs that were originally recorded in a prior period.

Year ended July 31,	2011	2010	Change
Gross margin percentage
Telecom Platform Services	16.0%	17.4%	(1.4)%
Consumer Phone Services	54.3	56.2	(1.9)
Total gross margin percentage	16.7%	18.6%	(1.9)%

Gross Margins. Gross margins in our Telecom Platform Services segment decreased in fiscal 2011 compared to fiscal 2010 primarily due to product mix changes. Specifically, revenues from our relatively higher margin traditional prepaid calling cards have declined, while revenues from relatively lower margin wholesale carrier, BOSS Revolution and IMTU products, and reseller channel traffic have increased.

Gross margins in our Consumer Phone Services segment decreased in fiscal 2011 compared to fiscal 2010 primarily due to the reversal in fiscal 2010 of certain costs that were originally recorded in a prior period that caused the gross margin in fiscal 2010 to be unusually high.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Selling, general and administrative expenses
Telecom Platform Services	$174.0	$165.5	$8.5	5.1%
Consumer Phone Services	7.2	8.2	(1.0)	(12.8)
Total selling, general and administrative expenses	$181.2	$173.7	$7.5	4.3%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2011 compared to fiscal 2010 was primarily due to increases in sales commissions, employee compensation and marketing and advertising costs, which increased $3.6 million compared to fiscal 2010, as well as an increase in external legal fees (primarily related to litigation), which increased $5.5 million compared to fiscal 2010. In addition, IDT Telecom’s selling, general and administrative expenses in fiscal 2010 were reduced due to a non-routine adjustment to payroll taxes. Our Telecom Platform Services segment added to its direct sales force in fiscal 2011, which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2012, which will somewhat increase our selling, general and administrative expenses. Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2011 compared to fiscal 2010 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base. As a percentage of IDT Telecom’s total revenues, selling, general and administrative expenses decreased from 14.6% in fiscal 2010 to 13.5% in fiscal 2011.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Depreciation and amortization
Telecom Platform Services	$17.6	$29.2	$(11.6)	(39.7)%
Consumer Phone Services	0.1	0.1	—	(46.5)
Total depreciation and amortization	$17.7	$29.3	$(11.6)	(39.7)%

Depreciation and amortization. The decrease in depreciation and amortization expense in fiscal 2011 compared to fiscal 2010 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Severance and other charges
Telecom Platform Services	$0.9	$1.6	$(0.7)	(41.1)%
Consumer Phone Services	—	—	—	(100.0)
Total severance and other charges	$0.9	$1.6	$(0.7)	(43.3)%

Severance and Other Charges. Severance and other charges in fiscal 2011 consisted primarily of costs to terminate a contract for a technology development and support group. Severance and other charges in fiscal 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating Gains, net. Telecom Platform Services’ income from operations included an aggregate net gain of $3.5 million in fiscal 2011 and an aggregate gain of $10.4 million in fiscal 2010 as follows:

•

In connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of BBH, BBH exercised its option to terminate the services being provided by us to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement, which we recorded as a gain.

•

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by us of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. We incurred legal fees of $0.7 million in connection with this matter. We do not expect that this decision will have a material impact on our future business operations.

•

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

•	In fiscal 2010, we recorded a $0.4 million gain on the settlement of certain other claims.

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Income from operations
Telecom Platform Services	$21.6	$14.4	$7.2	50.0%
Consumer Phone Services	7.1	12.5	(5.4)	(43.1)
Total income from operations	$28.7	$26.9	$1.8	6.8%

IDT Energy Segment

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Revenues	$203.6	$201.4	$2.2	1.1%
Direct cost of revenues	149.7	143.6	6.1	4.3
Selling, general and administrative	31.4	19.8	11.6	58.2
Depreciation and amortization	—	0.1	(0.1)	(72.2)
Severance and other charges	—	0.1	(0.1)	(100.0)
Income from operations	$22.5	$37.8	$(15.3)	(40.6)%

Revenues. IDT Energy resells electricity and natural gas to residential and small business customers in New York, New Jersey and Pennsylvania. IDT Energy began adding customers in select utility territories in New Jersey and Pennsylvania in the third quarter of fiscal 2010.

IDT Energy’s revenues are impacted by, among other things, the cost of the underlying commodities as well as the weather and the seasons. Weather conditions have a significant impact on the demand for natural gas for heating and electricity for air conditioning. Typically, colder winters and hotter summers create higher demand and consumption for natural gas and electricity, respectively. Milder winters and/or summers may reduce the demand for natural gas and electricity, respectively. Natural gas revenues typically increase in the second and third fiscal quarters due to increased heating demands and electricity revenues typically increase in the fourth and first fiscal quarters due to increased air conditioning use. Approximately 80% and 81% of IDT Energy’s natural gas revenues were generated in the second and third fiscal quarters of fiscal 2011 and fiscal 2010, respectively, when demand for heating is highest. Although the demand for electricity is not as seasonal as natural gas, approximately 57% and 56% of IDT Energy’s electricity revenues were generated in the first and fourth fiscal quarters of fiscal 2011 and fiscal 2010, respectively.

IDT Energy’s revenues consisted of electricity sales of $137.8 million in fiscal 2011 compared to $132.2 million in fiscal 2010, and natural gas sales of $65.8 million in fiscal 2011 compared to $69.2 million in fiscal 2010.

IDT Energy’s electricity revenues increased 4.3% in fiscal 2011 compared to fiscal 2010 as a result of increases in the average rate charged to customers and in consumption. The average electric rate charged to customers increased 1.0% and electric consumption increased 0.5% in fiscal 2011 compared to fiscal 2010. The increase in the average electric rate charged to customers was primarily the result of an increase in the underlying commodity cost in the beginning of fiscal 2011 partially offset by a decrease in the average unit cost of electricity later in fiscal 2011, as well as discounted promotional rates for new customers and an effort to manage churn through rate adjustments during portions of fiscal 2011. The increase in electric consumption was the result of relatively higher usage meters added in the new territories coupled with, in the first quarter of fiscal 2011 compared to the same period in fiscal 2010, warmer temperatures. Electric consumption per meter increased 2.4% in fiscal 2011 compared to fiscal 2010.

IDT Energy’s natural gas revenues declined 5.0% in fiscal 2011 compared to fiscal 2010 primarily due to declines in the average rate charged to customers. The average natural gas rate charged to customers decreased 6.3% and natural gas consumption increased 1.4% in fiscal 2011 compared to fiscal 2010. The decrease in the average natural gas rates charged to customers reflected discounted promotional rates for new customers as well as decreases in the average unit cost of natural gas of 5.4% in fiscal 2011 compared to fiscal 2010. The slight increase in natural gas consumption was primarily the result of an increase in meters served in the second half of fiscal 2011 compared to the same period in fiscal 2010. This increase in consumption offset the declines in consumption in the first and second quarters of fiscal 2011 compared to the similar periods in fiscal 2010, which were due to the loss of relatively high usage meters in upstate New York and the addition of a concentration of relatively low usage meters. Natural gas consumption per meter increased 0.1% in fiscal 2011 compared to fiscal 2010.

As of July 31, 2011, IDT Energy’s customer base consisted of approximately 405,000 meters (232,000 electric and 173,000 natural gas) compared to 369,000 meters (210,000 electric and 159,000 natural gas) as of July 31, 2010.

Gross meter acquisitions in fiscal 2011 were 220,000 compared to 109,700 in fiscal 2010. The new meter acquisitions in fiscal 2011 were partially offset by customer churn, which resulted in net gains of approximately 36,000 meters since July 31, 2010. Average monthly churn increased to 4.9% in fiscal 2011 compared to 3.1% in fiscal 2010, partially because new customers churn more frequently than long-term customers.

The average rates of annualized energy consumption, as measured by residential customer equivalents, or RCEs, are presented in the chart below. An RCE represents a natural gas customer with annual consumption of 100 mmbtu or an electricity customer with annual consumption of 10 MWh. Because different customers have different rates of energy consumption, RCEs are a useful metric for evaluating the consumption profile of IDT Energy’s customer base. The 14.6% RCE increase at July 31, 2011 compared to July 31, 2010 reflects the increase in meters served as well as a gradual shift in IDT Energy’s customer base to customers with higher consumption per meter as a result of targeted customer acquisition programs.

RCE’s at end of fiscal quarter (in thousands)	July 31, 2011	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010	October 31, 2009	July 31, 2009
Electricity customers	136	119	124	122	117	103	98	95	92
Natural gas customers	99	94	91	87	88	88	87	86	89
Total RCEs	235	213	215	209	205	191	185	181	181

Direct Cost of Revenues. IDT Energy’s direct cost of revenues consisted of electricity cost of $98.1 million in fiscal 2011 compared to $89.8 million in fiscal 2010, and cost of natural gas of $51.6 million in fiscal 2011 compared to $53.8 million in fiscal 2010. Direct cost of revenues for electricity increased in fiscal 2011 compared to fiscal 2010 due to the increase in the average unit cost, as well as the slight increase in consumption. Direct cost of revenues for natural gas decreased in fiscal 2011 compared to fiscal 2010 primarily due to the decline in the average unit cost partially offset by the increase in consumption.

Gross margins in IDT Energy decreased to 26.5% in fiscal 2011 compared to 28.7% in fiscal 2010. Comprising these figures were gross margins on electricity sales in fiscal 2011 of 28.8% compared to 32.0% in fiscal 2010 and gross margins on natural gas sales in fiscal 2011 of 21.6% compared to 22.4% in fiscal 2010. Gross margin was pressured by increased competition and the impact of expansion into new territories in New Jersey and Pennsylvania, where gross margin was sacrificed in an effort to facilitate new customer acquisitions.

Selling, General and Administrative. The increase in selling, general and administrative expenses in fiscal 2011 compared to fiscal 2010 was due to increases in customer acquisition costs and marketing costs, which increased $7.4 million compared to fiscal 2010, as well as an accrual of $3.3 million related to ongoing non-income related tax audits. Customer acquisition costs increased primarily due to the significant increase in the number of new customers acquired as described above. Marketing costs increased as a result of testing new sales channels coupled with the expansion into new territories. The accrual for the tax audits represents IDT Energy’s estimate of the potential liability that may result from the audits. As a percentage of total IDT Energy revenues, selling, general and administrative expenses increased from 9.9% in fiscal 2010 to 15.4% in fiscal 2011 because of the significant increase in costs related to customer acquisitions and tax audits mentioned above.

Genie Oil and Gas Segment

(in millions)			Change
Year ended July 31,	2011	2010	$	%
Revenues	$—	$—	$—	—%
Direct cost of revenues	—	—	—	—
General and administrative expenses	2.4	1.3	1.1	91.5
Research and development	7.8	5.2	2.6	50.1
Loss from operations	$(10.2)	$(6.5)	$(3.7)	(58.1)%

General and Administrative. The increase in general and administrative expenses in fiscal 2011 as compared to fiscal 2010 was due primarily to increases in payroll, stock-based compensation and consulting fees.

Research and Development. Research and development expenses in fiscal 2011 and fiscal 2010 were entirely related to the operations of IEI in Israel. IEI began its resource appraisal study in the third quarter of calendar 2009, and it is expected that the field operations of this phase will be finalized in calendar 2011. The resource appraisal is comprised primarily of a drilling operation conducted in the license area. The resource appraisal plan includes drilling and coring several wells to depths of approximately 600 meters as well as well logging, analysis of core materials and other geochemical tests, water monitoring and hydrology tests, as well as laboratory analyses of samples and other laboratory experiments. To date, the results from the appraisal process, both from field tests and laboratory experiments, confirm IEI’s expectations as to the attractiveness of the oil shale resource in the license area from the standpoint of richness, thickness and hydrology. IEI is continuing permitting and other preparatory work required prior to construction of a pilot plant and operation of a pilot test. The pilot test will provide a basis for determining the technical, environmental and economic viability of IEI’s proposed process for extracting oil from the oil shale resource. Pilot plant design has begun, and if not delayed by permitting, regulatory action or pending litigation, pilot test drilling and construction is scheduled to begin in calendar 2012. Pilot test operations could begin as early as calendar 2013. Pilot test operations are contingent on receipt of an extension to the current license which expires in July 2012. The initial term of the license was for three years until July 2011. The license was extended for an additional year until July 2012, and it may be further extended in one year increments until July 2015.

Assuming IEI receives an extension to its current license, the pending lawsuit filed in August 2010 by the Israel Union for Environmental Defense is favorably resolved, and IEI successfully demonstrates a commercially viable and environmentally acceptable technology, IEI intends to apply for a long-term commercial lease from the Israeli government to build and operate a commercial project. Under the Israeli petroleum law, long-term leases are typically for a term of 30 years, with a possible extension for an additional 20 years.

Construction may be delayed or even suspended if IEI loses its license as a result of the legal proceeding filed by the Israel Union for Environmental Defense as discussed more fully in Item 3 to Part I “Legal Proceedings” in this Annual Report.

We expect continued, significant increases in the expenses of our Genie Oil and Gas segment reflecting the costs of facility construction, drilling and operations of the IEI pilot test as well as further staffing to support engineering and scientific operations and business development activities. We expect IEI’s pilot test to require $25 million to $30 million over the next two years.

In March 2011, the Israeli Parliament passed a new bill materially increasing the overall taxes, royalties and other fees due to the Israeli government from revenues derived by oil and natural gas producers. The Israeli Income Tax Ordinance was revised accordingly and the amount payable to the government from revenues derived by oil and natural gas producers increased from a maximum of 32% to 52%. This tax will only be imposed once a project has passed certain milestones set forth in the ordinance (when the profits derived from a certain field have reached 150% of the original investment in that field).

Corporate

(in millions)			Change
Year ended July 31,	2011	2010	$	%
General and administrative expenses	$14.9	$11.8	$3.1	26.3%
Depreciation and amortization	0.6	1.0	(0.4)	(41.9)
Severance and other charges	0.1	3.2	(3.1)	(96.0)
Other operating loss	0.5	—	0.5	nm
Loss from operations	$16.1	$16.0	$0.1	0.1%

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

General and Administrative. The increase in Corporate general and administrative expenses in fiscal 2011 compared to fiscal 2010 was primarily the result of non-routine reductions in certain employee-related expenses in fiscal 2010, including an adjustment to payroll taxes as well as a tax credit from the New Jersey State Business Employment Incentive Program. In addition, the increase included increases in legal expense and stock-based compensation, and was partially offset by reductions in compensation and charitable contributions. The increase in stock-based compensation was the result of the vesting of restricted shares of our Class B common stock granted to certain of our directors, officers and employees in December 2010 and January 2011. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses increased from 0.8% in fiscal 2010 to 1.0% in fiscal 2011 because Corporate general and administrative expenses increased at a faster rate than our total consolidated revenues from continuing operations. We continue to expect that Corporate general and administrative expenses will be in a range of $16 million to $18 million on an annualized basis through the consummation of the proposed Genie spin-off.

Severance and Other Charges. Severance and other charges in fiscal 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

LIQUIDITY AND CAPITAL RESOURCES

General

Historically, we have satisfied our cash requirements primarily through a combination of our existing cash, cash equivalents, proceeds from the sale of businesses, proceeds from the sales and maturities of marketable securities and investments, proceeds from sales of buildings, arbitration awards, litigation and other settlements, and borrowings from third parties. In addition, in fiscal 2011 and fiscal 2010, we had net cash provided by operating activities of $61.8 million and $56.2 million, respectively. We currently expect our operations in the next twelve months and the balance of cash, cash equivalents, certificates of deposit and short-term investments that we held as of July 31, 2011 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2012.

As of July 31, 2011, we had cash, cash equivalents, restricted cash and cash equivalents and certificates of deposit of $264.4 million and working capital (current assets less current liabilities) of $109.3 million. As of July 31, 2011, we also had $5.7 million in investments in hedge funds, of which $0.2 million was included in “Investments-short term” and $5.5 million was included in “Investments-long-term” in our consolidated balance sheet.

As of July 31, 2011, cash and cash equivalents of $6.6 million that serve as collateral were restricted against letters of credit, and were included in “Restricted cash and cash equivalents” in our consolidated balance sheet. The letters of credit outstanding at July 31, 2011 were collateral to secure primarily mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services.

As of July 31, 2011, “Cash and cash equivalents” in our consolidated balance sheet included approximately $9 million that was held pursuant to banking regulatory requirements related to IDT Financial Services Holding Limited, our Gibraltar-based bank.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million, which we expect to receive in the first quarter of calendar year 2012.

(in millions) Year ended July 31,	2011	2010
Cash flows provided by (used in)
Operating activities	$61.8	$56.2
Investing activities	(6.7)	55.7
Financing activities	(24.2)	(14.4)
Effect of exchange rate changes on cash and cash equivalents	1.6	(0.5)
Increase in cash and cash equivalents from continuing operations	32.5	97.0
Net cash provided by discontinued operations	—	0.4
Increase in cash and cash equivalents	$32.5	$97.4

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected our appeal and upheld the Swedish Tax Agency’s imposition of a value added tax, or VAT, assessment including penalties and interest of approximately SEK 147 million ($23.3 million) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. Our potential exposure for VAT, penalties and interest for the period from July 2008 through July 2011 is an additional SEK 38 million ($6.0 million). We have appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted us a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with our outside legal counsel, we concluded that the claims asserted in the judgment are not supported by Swedish law. Further, we concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against us should ultimately be reversed and we should prevail without a liability being incurred. Therefore, we have determined that a loss from this judgment is not probable and accordingly we have not recorded an accrual for this matter. However, if we do not prevail in our appeal, imposition of assessments and penalties will have a material adverse effect on our results of operations, cash flows and financial condition.

We are subject to audits in various jurisdictions for various other taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2011, we had accrued an aggregate of $7.0 million related to these audits. The following is a summary of the more significant audits:

•

In June 2010, the New York City Finance Department notified us that it is conducting a utility tax audit on IDT Energy’s electricity sales for the period from June 1, 2007 through December 31, 2008. The notice of audit related to the collection and remittance of utility taxes from IDT Energy customers. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to this audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for tax, interest and penalties for the period from January 1, 2009 through July 31, 2011 is an additional $6.2 million.

•

In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets.

•

In January 2011 and May 2011, we received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million.

•	In March 2011, we consented to audit adjustments of New York State utility excise tax for 2004 through 2009 and paid $1.3 million. We had previously accrued $1.5 million for these audit adjustments.
•

In May 2011, we received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million.

We believe that we have adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures increased to $13.5 million in fiscal 2011 compared to $8.3 million in fiscal 2010 primarily as a result of our efforts to move components of our telecommunications network to a hosted facility and upgrading our internal systems and network. We expect to recoup this investment over the next few years in operational cost savings. We currently anticipate that total capital expenditures in fiscal 2012 will be in the $10 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

In fiscal 2011 and fiscal 2010, cash used for capital contributions to AMSO, LLC was $3.9 million and $2.0 million, respectively. The increase in capital contributions to AMSO, LLC reflects the increase in its cash requirements for facility construction, drilling and operations of its planned pilot test.

In fiscal 2011 and fiscal 2010, we used cash of $3.0 million and $0.4 million, respectively, for additional investments.

We received $2.4 million and $2.8 million in fiscal 2011 and fiscal 2010, respectively, from the redemption of certain of our investments in hedge funds.

Restricted cash and cash equivalents decreased $5.3 million and $53.2 million in fiscal 2011 and fiscal 2010, respectively. The decrease in fiscal 2010 was primarily due to the decrease in collateral required to secure IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services resulting from our agreement with BP. Restricted cash and cash equivalents serve as collateral for letters of credit to secure primarily mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services, and in fiscal 2010, equipment financing.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP, pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays an additional financing fee based on volumetric loads in accordance with the agreement. IDT Energy makes a monthly payment for its purchases and the related fees, and any outstanding, unpaid amounts accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable POR program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of July 31, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $25.0 million were pledged to BP as collateral for the payment of IDT

Energy’s trade accounts payable to BP of $13.7 million as of July 31, 2011. As a result of this agreement, an aggregate of $57.0 million in letters of credit outstanding at July 31, 2009 that was collateral for IDT Energy was reduced to $2.0 million at July 31, 2010.

Net proceeds from sales of buildings were $0.1 million and $5.3 million in fiscal 2011 and fiscal 2010, respectively. On July 31, 2009, our subsidiary Hillview Avenue Realty, LLC, or Hillview, closed on the sale of its property located at 3373 and 3375 Hillview Avenue in Palo Alto, California. We had a 69.27% ownership interest in Hillview. The sales price was $62.7 million. Our proceeds from the sale, after deduction of the mortgage debt secured by the property that was assumed by the buyer or repaid in connection with the sale, and transaction expenses were $4.4 million, which was received in August 2009. In November 2009, we paid $1.5 million of the proceeds to the minority owners of Hillview. We received additional proceeds of $0.1 million in fiscal 2011. On October 23, 2009, we sold our land and building in San Juan, Puerto Rico that was used for our domestic call center operations. The sales price was cash of $7.4 million. Our proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. We recorded a nominal loss on the sale in fiscal 2010. On July 28, 2010, we sold land and a building in Piscataway, New Jersey for cash of $3.1 million. Our proceeds from the sale, after payment of a portion of the mortgage payable secured by the property and transaction expenses were $0.1 million. We recorded a gain of $0.7 million on the sale in fiscal 2010.

Proceeds from insurance of $3.5 million and $0.5 million in fiscal 2011 and fiscal 2010, respectively, related to water damage in our building located at 520 Broad Street, Newark, New Jersey. We recorded a gain of $2.6 million from this insurance claim in fiscal 2011, which is included in “Other operating gains, net” in the accompanying consolidated statement of income.

In fiscal 2011 and fiscal 2010, proceeds from marketable securities were $5.7 million and $4.6 million, respectively. Proceeds from marketable securities in fiscal 2011 were from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In fiscal 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in the accompanying consolidated statement of income. Proceeds from marketable securities in fiscal 2010 were from the sale and maturities of marketable securities during the period.

We used cash of $5.5 million in fiscal 2011 to purchase certificates of deposit at various banks. We received cash of $2.3 million in fiscal 2011 from the maturity of certificates of deposit.

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

In each of November and December 2010, we paid cash dividends of $0.22 per share on our common stock, Class A common stock and Class B common stock. In July 2011, we paid a cash dividend of $0.23 per share on our Company’s Class A common stock and Class B common stock. The aggregate dividend paid in fiscal 2011 was $15.2 million. In September 2011, our Board of Directors declared a $0.23 per share dividend for the fourth quarter of fiscal 2011 payable on October 12, 2011 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on October 3, 2011. Our Board of Directors has stated its intent for us to continue to pay quarterly dividends based on operating performance and available resources.

We distributed cash of $2.0 million and $1.9 million in fiscal 2011 and fiscal 2010, respectively, to the noncontrolling interests in our subsidiaries.

Proceeds from sales of stock of subsidiaries of $10.0 million and $5.7 million in fiscal 2011 and fiscal 2010, respectively, consisted of the following:

•

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGI for $10.0 million paid in cash. Also in November 2010, Rupert Murdoch purchased a 0.5% equity interest in GOGI for $1.0 million paid with a promissory note. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with the purchase by the entity affiliated with Lord Rothschild, in November 2010, warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of GOGI at an exercise price of up to $2 million that are exercisable through November 12, 2011.

•

In April 2010, GEIC sold shares of its common stock and an option to purchase additional shares of its common stock to Michael Steinhardt, and GEIC sold shares of its common stock to W. Wesley Perry, for an aggregate of $5.4 million. In June 2011, in a refinement of the terms of one of the investments and the rights associated with that investment, Mr. Steinhardt exchanged his interest in GEIC (including the option to purchase additional interests) for a corresponding 2.5% interest (including options) in GOGI and arranged for the Company and Genie to receive certain consulting services from a third party. In return, the Steinhardt stockholder entity was paid $1.7 million.

•

On March 29, 2010, Shaman II, L.P. purchased additional shares in Zedge for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

Repurchase of noncontrolling interests of $1.5 million in fiscal 2011 is the financing activity portion of the cash paid to the Steinhardt stockholder entity of $1.7 million described above.

We received proceeds from the exercise of our stock options of $1.7 million and $0.1 million in fiscal 2011 and fiscal 2010, respectively.

Repayments of capital lease obligations were $4.8 million and $6.0 million in fiscal 2011 and fiscal 2010, respectively. We also repaid other borrowings of $4.6 million and $0.6 million in fiscal 2011 and fiscal 2010, respectively. Repayment of borrowings of $4.6 million in fiscal 2011 included the $4.0 million paid in July 2011 in connection with the receipt of insurance proceeds for water damage to portions of the building and improvements at 520 Broad Street.

In June 2011, a Special Committee of our Board of Directors approved the purchase by us of 0.3 million shares of our Class B common stock from Howard Jonas at $24.83 per share, the closing price for the Class B common stock on June 20, 2011. We paid an aggregate of $7.5 million to purchase the shares.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, common stock, without regard to class. There were no repurchases in fiscal 2011. In fiscal 2010, we repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. As of July 31, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased to $141.8 million at July 31, 2011 from $117.9 million at July 31, 2010 primarily due to a $23.1 million increase in IDT Telecom’s gross trade accounts receivable as a result of IDT Telecom’s revenue growth and IDT Telecom’s billings exceeding its collections during fiscal 2011.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 10.9% at July 31, 2011 and 10.7% at July 31, 2010 primarily due to the $2.9 million increase IDT Telecom’s allowance for doubtful accounts in fiscal 2011.

Deferred revenue as a percentage of total revenues vary from period to period depending on the mix and the timing of revenues. Deferred revenue arises primarily from IDT Telecom’s sales of calling cards and other prepaid products. Deferred revenue increased to $78.9 million at July 31, 2011 from $69.2 million at July 31, 2010 primarily due to an increase in activations of our calling cards and other prepaid products in the U.S. In addition, deferred revenues increased as a result of Fabrix T.V. Ltd.’s software license agreements in August and December 2010 with two cable television companies.

Potential Genie Spin-off

From time to time, we have made strategic dispositions of certain businesses (such as Corbina Telecom, IDT Entertainment, our U.K.-based Toucan business and IDT Carmel’s debt portfolios) and in September 2009, we completed the CTM Spin-Off to our stockholders. In connection with some of those transactions, we made capital infusions in the businesses to obtain the best results for us and our stockholders. We continually evaluate our portfolio for opportunities to monetize select businesses where we deem appropriate or to spin-off certain other business units or operations if we believe that separation or creation of “pure plays” would increase the value of the respective businesses.

In November 2010, our Board of Directors directed us to pursue a spin-off of our subsidiary Genie Energy Ltd., which owns 99.3% of GEIC. GEIC owns 100% of IDT Energy and 92% of GOGI. On October 6, 2011, Genie filed an amended registration statement on Form 10 with the SEC related to the anticipated spin-off to our stockholders. The spin-off is intended to be tax-free to us and our stockholders. We expect to execute the Genie spin-off by late October or early November 2011, but the timing is subject to certain contingencies. In connection with the planned spin-off, we expect to transfer cash to Genie prior to the spin-off such that Genie will have approximately $115 million in cash at the time of the spin-off.

Genie’s subsidiary, IEI, holds an exclusive Shale Oil Exploration and Production License awarded in July 2008 by the Israeli Ministry of National Infrastructures. Under the terms of the license, IEI is to conduct a geological appraisal study across the license area, characterize the resource and select a location for a pilot plant in which it will demonstrate its in-situ technology. Pilot test drilling and construction is scheduled to begin in calendar 2012 if not delayed by permitting, regulatory action or pending litigation. Pilot test operations could begin as early as calendar 2013. Genie currently expects that the pilot test phase, including construction and operation, will require an additional investment of $25 million to $30 million over the next two years. Genie currently expects to use the anticipated cash on-hand at the time of the spin-off of approximately $115 million, and cash provided by its operating activities, to finance the pilot test construction and operations. In addition, Genie is considering financing IEI’s operations through sales of equity interests in IEI. Finally, Genie may finance its operations through sales of equity interests in Genie.

We expect to enter into various agreements with Genie prior to the proposed spin-off including (a) a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the spin-off, and (b) a Transition Services Agreement, which will provide for certain services to be performed by us and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements will provide for, among other things, (1) the allocation between us and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by us relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, internal audit, tax, facilities, investor relations and legal services to be provided by us to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of our foreign subsidiaries.

In addition, we expect to enter into a Tax Separation Agreement with Genie, which will set forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and after the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2011:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Capital lease obligations (including interest)	$1.7	$1.7	$—	$—	$—
Operating leases	10.3	5.2	3.2	1.3	0.6
Purchase and other obligations(1)	5.9	5.9	—	—	—
Notes payable (including interest)	49.2	3.0	5.5	11.5	29.2
TOTAL CONTRACTUAL OBLIGATIONS(2)	$67.1	$15.8	$8.7	$12.8	$29.8

(1) Includes purchase commitments of $2.6 million, IDT Energy’s forward contracts of $1.1 million and AMSO’s total committed additional investment in AMSO, LLC of $2.2 million. At July 31, 2011, the net fair value of IDT Energy’s forward contracts was $16,000 of which $19,000 was included in “Other current assets” and $3,000 was included in “Other current liabilities” in the consolidated balance sheet. AMSO’s total committed investment in AMSO, LLC is subject to certain exceptions where the amounts could be greater. The timing of AMSO’s payments is based on the current budget and other projections and is subject to change.

(2) The above table does not include our unrecognized income tax benefits for uncertain tax positions at July 31, 2011 of $5.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit	$7.9	$3.1	$2.0	$2.8	$—

FOREIGN CURRENCY RISK

Revenues from our international operations represented 33% and 35% of our consolidated revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

COMMODITY PRICE RISK

Our primary commodity price risk exposure is the price applicable to our natural gas and electricity purchases and sales. The sales price of our natural gas and electricity is primarily driven by the prevailing market price. Hypothetically, if our gross profit per unit in fiscal 2011 had remained the same as in fiscal 2010, our cash flow from electricity sales would have increased by $4.1 million in fiscal 2011 and our cash flow from natural gas sales would have increased by $1.5 million in fiscal 2011.

The energy markets have historically been very volatile, and we can reasonably expect that electricity and natural gas prices will be subject to fluctuations in the future. In an effort to reduce the effects of the volatility of the price of electricity and natural gas on our operations, we have adopted a policy of hedging electricity and natural gas prices from time to time primarily through the use of forward contracts and put and call options. While the use of these hedging arrangements limits the downside risk of adverse price movements, it also limits future gains from favorable movements. These contracts and options do not qualify for hedge accounting, and the mark-to-market change in fair value is recognized in direct cost of revenue in our consolidated statements of income.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following. In connection with the CTM Spin-Off, we and CTM Holdings entered into a Tax Separation Agreement, dated as of September 14, 2010, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, among other things, we indemnify CTM Holdings from all liability for taxes of CTM Holdings and its subsidiaries for periods ending on or before September 14, 2010, and CTM Holdings indemnifies us from all liability for taxes of CTM Holdings and its subsidiaries accruing after September 14, 2010.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer have evaluated the effectiveness of the registrant’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Annual Report, that ensure that information relating to the registrant which is required to be disclosed in this report is recorded, processed, summarized and reported, within required time periods. Based on this evaluation, our chief executive officer and chief financial officer have concluded that the registrant’s disclosure controls and procedures were effective as of July 31, 2011.

There were no changes in the registrant’s internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of the registrant’s independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 73 and 74 and are incorporated herein by reference.

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

Samuel (Shmuel) Jonas—Chief Operating Officer

Ira A. Greenstein—President

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Secretary

Liore Alroy—Executive Vice President

Claude Pupkin—Executive Vice President

Directors

Howard S. Jonas—Chairman of the Board and Chief Executive Officer of IDT Corporation.

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

W. Wesley Perry—Owner of S.E.S. Investments, Ltd., an oil and gas investment company; the Mayor of Midland, Texas.

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2011, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure. In December 2010, our Chief Executive Officer submitted to the New York Stock Exchange a certificate certifying that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2011, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2011, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm
Audited Financial Statements of American Shale Oil, LLC

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.07, 10.08 and 10.09 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Agreement, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.02(3)	Warrant to Purchase Common Stock, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.03(4)	Amended and Restated Employment Agreement, dated October 31, 2008, between the Registrant and Howard S. Jonas.

10.04(5)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(6)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.06(7)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.07(8)	Termination of the Amended and Restated Consulting Agreement, dated April 21, 2010, between the IDT Corporation, Credit Freedom Fighters, LLC and Stephen Brown.

10.08(9)	Employment Agreement, dated April 29, 2009, between the Registrant and Bill Pereira.

10.9(10)	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.10(10)	Preferred Supplier Agreement, dated as of June 29, 2009, by and among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc.

10.11*	First Amendment to the Preferred Supplier Agreement effective January 20, 2010, by and among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc.

10.12*	Second Amendment to the Preferred Supplier Agreement effective October 1, 2010, by and among BP Energy Company, BP Corporation North America Inc. and IDT Energy, Inc.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

23.02*	Consent of Zwick and Banyai, PLLC

Exhibit Number	Description of Exhibits

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01*	Significant subsidiary financial statements

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

  (4) Incorporated by reference to Form 8-K, filed November 6, 2008.

  (5) Incorporated by reference to Schedule 14A, filed November 3, 2004.

  (6) Incorporated by reference to Form 10-Q for fiscal quarter ended January 31, 2009 filed March 17, 2009.

  (7) Incorporated by reference to Form 8-K, filed November 9, 2007.

  (8) Incorporated by reference to Form 10-Q for fiscal quarter ended April 30, 2010 filed June 14, 2010.

  (9) Incorporated by reference to Form 8-K, filed May 1, 2009.

  (10) Incorporated by reference to Form 10-K/A for fiscal year ended July 31, 2009, filed March 25, 2010.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board and Chief Executive Officer

Date:    October 11, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 11, 2011

/s/ Bill Pereira Bill Pereira	Chief Financial Officer (Principal Financial Officer)	October 11, 2011

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 11, 2011

/s/ James A. Courter James A. Courter	Vice Chairman and Director	October 11, 2011

/s/ Lawrence E. Bathgate II Lawrence E. Bathgate II	Director	October 11, 2011

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 11, 2011

/s/ Judah Schorr Judah Schorr	Director	October 11, 2011

/s/ W. Wesley Perry W. Wesley Perry	Director	October 11, 2011

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of IDT Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting of the company. Management has evaluated internal control over financial reporting of the company using the criteria for effective internal control established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has assessed the effectiveness of the company’s internal control over financial reporting as of July 31, 2011. Based on this assessment, we believe that the internal control over financial reporting of the company is effective as of July 31, 2011. In connection with this assessment, there were no material weaknesses in the company’s internal control over financial reporting identified by management.

The company’s financial statements included in this Annual Report have been audited by Grant Thornton LLP, independent registered public accounting firm. Grant Thornton LLP has also provided an attestation report on the company’s internal control over financial reporting.

/s/ Howard S. Jonas

Howard S. Jonas
Chairman and Chief Executive Officer

/s/ Bill Pereira

Bill Pereira
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited IDT Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IDT Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on the criteria established in Internal Control–Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IDT Corporation and subsidiaries as of July 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended and our report dated October 11, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

October 11, 2011

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 11, 2011 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

October 11, 2011

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$254,253	$221,753
Restricted cash and cash equivalents	6,581	11,831
Certificates of deposit	3,542	300
Marketable securities	—	221
Trade accounts receivable, net of allowance for doubtful accounts of $15,505 and $12,628 at July 31, 2011 and 2010, respectively	126,270	105,232
Prepaid expenses	24,078	25,476
Investments-short-term	198	1,217
Deferred income tax assets, net—current portion	1,019	—
Other current assets	18,493	15,084
TOTAL CURRENT ASSETS	434,434	381,114
Property, plant and equipment, net	90,806	96,892
Goodwill	18,675	18,429
Other intangibles, net	2,661	3,675
Investments—long-term	8,721	8,375
Deferred income tax assets, net—long-term portion	1,795	—
Other assets	11,074	9,310
TOTAL ASSETS	$568,166	$517,795
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$58,806	$52,957
Accrued expenses	174,092	143,822
Deferred revenue	78,852	69,186
Income taxes payable	7,701	10,085
Capital lease obligations—current portion	1,701	6,032
Notes payable—current portion	611	628
Other current liabilities	3,378	2,272
TOTAL CURRENT LIABILITIES	325,141	284,982
Capital lease obligations—long-term portion	—	407
Notes payable—long-term portion	29,564	33,640
Other liabilities	9,671	12,793
TOTAL LIABILITIES	364,376	331,822
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Common stock, $.01 par value; authorized shares—nil and 100,000 at July 31, 2011 and 2010, respectively; nil and 9,241 shares issued and nil and 3,728 shares outstanding at July 31, 2011 and 2010, respectively	—	92
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 and 3,272 shares outstanding at July 31, 2011 and 2010, respectively	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,586 and 23,213 shares issued and 21,109 and 15,625 shares outstanding at July 31, 2011 and 2010, respectively	236	232
Additional paid-in capital	520,732	711,701
Treasury stock, at cost, consisting of nil and 5,513 shares of common stock, 1,698 and nil shares of Class A common stock and 2,477 and 7,588 shares of Class B common stock at July 31, 2011 and 2010, respectively	(94,941)	(295,626)
Accumulated other comprehensive income (loss)	3,027	(1,017)
Accumulated deficit	(219,992)	(231,626)
Total IDT Corporation stockholders’ equity	209,095	183,789
Noncontrolling interests:
Noncontrolling interests	(4,305)	2,184
Receivable for issuance of equity	(1,000)	—
Total noncontrolling interests	(5,305)	2,184
TOTAL EQUITY	203,790	185,973
TOTAL LIABILITIES AND EQUITY	$568,166	$517,795

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2011	2010
REVENUES	$1,555,477	$1,394,935
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,269,380	1,110,723
Selling, general and administrative (i)	237,847	215,858
Depreciation and amortization	20,976	33,426
Research and development	10,676	8,008
Severance and other charges	1,053	4,841
TOTAL COSTS AND EXPENSES	1,539,932	1,372,856
Other operating gains, net	6,324	10,084
Income from operations	21,869	32,163
Interest expense, net	(5,679)	(6,262)
Other (expense) income, net	(1,857)	27
Income from continuing operations before income taxes	14,333	25,928
Benefit from (provision for) income taxes	5,538	(5,275)
Income from continuing operations	19,871	20,653
Discontinued operations, net of tax	3,500	(380)
NET INCOME	23,371	20,273
Net loss attributable to noncontrolling interests	3,441	17
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$26,812	$20,290
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$23,312	$20,569
Income (loss) from discontinued operations	3,500	(279)
Net income	$26,812	$20,290
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$1.13	$1.00
Income (loss) from discontinued operations	0.17	(0.01)
Net income	$1.30	$0.99
Weighted-average number of shares used in calculation of basic earnings per share	20,565	20,451
Diluted:
Income from continuing operations	$1.04	$0.95
Income (loss) from discontinued operations	0.15	(0.01)
Net income	$1.19	$0.94
Weighted-average number of shares used in calculation of diluted earnings per share	22,482	21,546
(i) Stock-based compensation included in selling, general and administrative expenses	$4,832	$2,541

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2011	2010
NET INCOME	$23,371	$20,273
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	127	(311)
Foreign currency translation adjustments	4,036	(1,513)
Other comprehensive income (loss)	4,163	(1,824)
COMPREHENSIVE INCOME	27,534	18,449
Comprehensive loss attributable to noncontrolling interests	3,322	48
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$30,856	$18,497

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders										Noncontrolling Interests
	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2009	9,241	$92	3,272	$33	22,913	$229	$720,804	$(293,901)	$953	$(251,916)	$3,148	$—	$179,442
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(89)	—	—	—	—	(89)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(1,790)	—	—	—	—	(1,790)
Exercise of stock options, net of 7 shares issued from treasury	—	—	—	—	6	—	(64)	154	—	—	—	—	90
Stock-based compensation	—	—	—	—	—	—	2,541	—	—	—	—	—	2,541
Restricted stock issued to employees and directors	—	—	—	—	294	3	(3)	—	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	2,415	—	—	—	3,075	—	5,490
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,374)	—	(2,374)
CTM Spin-Off	—	—	—	—	—	—	(13,992)	—	(177)	—	(1,617)	—	(15,786)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,793)	—	(31)	—	(1,824)
Net income for the year ended July 31, 2010	—	—	—	—	—	—	—	—	—	20,290	(17)	—	20,273
BALANCE AT JULY 31, 2010	9,241	92	3,272	33	23,213	232	711,701	(295,626)	(1,017)	(231,626)	2,184	—	185,973
Dividends declared ($0.67 per share)	—	—	—	—	—	—	—	—	—	(15,178)	—	—	(15,178)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(205)	—	—	—	—	(205)
Repurchases of Class B common stock from Howard S. Jonas	—	—	—	—	—	—	—	(7,499)	—	—	—	—	(7,499)
Exercise of stock options	—	—	—	—	86	1	1,827	(154)	—	—	—	—	1,674
Stock-based compensation	—	—	—	—	—	—	4,791	—	—	—	—	—	4,791
Restricted stock issued to employees and directors	—	—	—	—	287	3	(3)	—	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	11,200	—	—	—	(189)	(1,000)	10,011
Exchange of stock of subsidiaries	—	—	—	—	—	—	(333)	—	—	—	(968)	—	(1,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,010)	—	(2,010)
Exchange of Class B common stock from treasury shares for common stock	(9,241)	(92)	—	—	—	—	(208,451)	208,543	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	4,044	—	119	—	4,163
Net income for the year ended July 31, 2011	—	—	—	—	—	—	—	—	—	26,812	(3,441)	—	23,371
BALANCE AT JULY 31, 2011	—	$—	3,272	$33	23,586	$236	$520,732	$(94,941)	$3,027	$(219,992)	$(4,305)	$(1,000)	$203,790

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2011	2010
OPERATING ACTIVITIES
Net income	$23,371	$20,273
Adjustments to reconcile net income to net cash provided by operating activities:
Net (income) loss from discontinued operations	(3,500)	380
Depreciation and amortization	20,976	33,426
Severance and other payments	(2,978)	(2,457)
Deferred income taxes	(2,814)	—
Provision for doubtful accounts receivable	3,377	3,777
Net realized gains from sales of marketable securities	(5,379)	(336)
Gain on proceeds from insurance	(2,637)	—
Gain on sales of buildings	—	(675)
Interest in the equity of investments	5,295	3,467
Stock-based compensation	4,832	2,541
Change in assets and liabilities:
Trade accounts receivable	(24,381)	21,672
Prepaid expenses, other current assets and other assets	(2,784)	(8,072)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	42,741	(21,348)
Income taxes payable	(2,385)	552
Deferred revenue	8,115	3,003
Net cash provided by operating activities	61,849	56,203
INVESTING ACTIVITIES
Capital expenditures	(13,453)	(8,310)
(Repayment) collection of notes receivable, net	(88)	130
Capital contributions to AMSO, LLC	(3,943)	(1,991)
Increase in investments	(3,015)	(400)
Proceeds from sales and redemptions of investments	2,446	2,762
Decrease in restricted cash and cash equivalents	5,250	53,161
Proceeds from sales of buildings	100	5,270
Proceeds from insurance	3,524	500
Proceeds from marketable securities	5,731	4,618
Purchases of certificates of deposit	(5,503)	—
Proceeds from maturities of certificates of deposit	2,258	—
Net cash (used in) provided by investing activities	(6,693)	55,740
FINANCING ACTIVITIES
Cash of subsidiaries deconsolidated as a result of the CTM Spin-Off	—	(9,775)
Dividends paid	(15,178)	—
Distributions to noncontrolling interests	(2,010)	(1,939)
Proceeds from sales of stock of subsidiaries	10,000	5,690
Repurchase of noncontrolling interests	(1,528)	—
Proceeds from exercise of stock options	1,674	90
Repayments of capital lease obligations	(4,821)	(5,955)
Repayments of borrowings	(4,602)	(622)
Repurchases of Class B common stock from Howard S. Jonas	(7,499)	—
Repurchases of common stock and Class B common stock	(205)	(1,879)
Net cash used in financing activities	(24,169)	(14,390)
DISCONTINUED OPERATIONS
Net cash provided by operating activities	—	930
Net cash used in investing activities	—	(44)
Net cash used in financing activities	—	(471)
Net cash provided by discontinued operations	—	415
Effect of exchange rate changes on cash and cash equivalents	1,513	(597)
Net increase in cash and cash equivalents	32,500	97,371
Cash and cash equivalents at beginning of year	221,753	124,382
Cash and cash equivalents at end of year	$254,253	$221,753
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$5,008	$4,822
Cash payments made for income taxes	$4,235	$4,898
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Receivable for issuance of equity of subsidiary	$1,000	$—
Mortgage notes payable settled in connection with the sales of buildings	$—	$8,837
Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the CTM Spin-Off	$—	$6,011

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

•

Genie Energy, of which the Company owns 99.3%, which is comprised of IDT Energy and the Company’s 92% interest in Genie Oil and Gas. IDT Energy operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York, New Jersey and Pennsylvania. Genie Oil and Gas consists of (1) American Shale Oil Corporation (“AMSO”), which holds and manages a 50% interest in American Shale Oil, L.L.C. (“AMSO, LLC”), the Company’s oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd. (“IEI”), the Company’s oil shale initiative in Israel.

The Company has the following four reportable business segments: Telecom Platform Services, Consumer Phone Services, IDT Energy and Genie Oil and Gas. All other operating segments that are not reportable individually are included in All Other.

In November 2010, the Board of Directors directed the Company to pursue a spin-off of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), which owns 99.3% of Genie Energy International Corporation (formerly Genie Energy Corporation) (“GEIC”). GEIC owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. (“GOGI”). On October 6, 2011, Genie filed an amended registration statement on Form 10 with the U.S. Securities and Exchange Commission (“SEC”) related to the anticipated spin-off to the Company’s stockholders. The spin-off is intended to be tax-free to the Company and its stockholders. The Company expects to execute the Genie spin-off by late October or early November 2011, but the timing is subject to certain contingencies. In connection with the planned spin-off, the Company expects to transfer cash to Genie prior to the spin-off such that Genie will have approximately $115 million in cash at the time of the spin-off. Upon consummation of the spin-off, the Company will report Genie as a discontinued operation for all periods presented.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and variable interest entities in which the Company is the primary beneficiary. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated.

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. At July 31, 2011 and 2010, the Company had $5.4 million and $7.9 million, respectively, in investments accounted for using the equity method, and $3.5 million and $1.7 million, respectively, in investments accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. Equity and cost method investments are included in “Investments-short term” or

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

“Investments-long-term” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

Noncontrolling Interests

On August 1, 2009, the Company adopted the accounting standard relating to noncontrolling interests in consolidated financial statements. This standard clarifies that a noncontrolling interest in a subsidiary, which was previously referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Also, this standard requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest, and it requires disclosure of the amounts of net income (loss) attributable to the parent and to the noncontrolling interest. Finally, this standard requires increases and decreases in the noncontrolling ownership interest amount to be accounted for as equity transactions, and the gain or loss on the deconsolidation of a subsidiary will be measured using the fair value of any noncontrolling equity investment rather than the carrying amount of the retained investment. As required by this standard, the Company retrospectively changed the classification and presentation of noncontrolling interests in its financial statements for all prior periods. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

Variable Interest Entities

On August 1, 2010, the Company adopted the changes to the consolidation guidance applicable to a variable interest entity (“VIE”) including amending the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The changes also require continuous reassessments of whether an enterprise is the primary beneficiary of a VIE and enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of these changes had no material impact on the Company’s financial position, results of operations or cash flows.

In fiscal 2011, an employee of the Company incorporated Citizen Choice Energy, LLC (“CCE”), which is an ESCO that resells electricity and natural gas to residential and small business customers in the State of New York. The Company provided CCE with all of the cash required to fund its operations. The Company also provided CCE with letters of credit to secure CCE’s obligations. The Company determined that it has the power to direct the activities of CCE that most significantly impact CCE’s economic performance, and it has the obligation to absorb losses of CCE that could potentially be significant to CCE. The Company therefore determined that it is the primary beneficiary of CCE, and as a result, the Company consolidates CCE with IDT Energy. While the Company has no contractual obligation to fund CCE, the Company currently intends to continue funding CCE’s operations.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized balance sheet of CCE is as follows:

July 31 (in thousands)	2011
ASSETS
Cash and cash equivalents	$302
Restricted cash	27
Trade accounts receivable	1,064
Prepaid expenses	26
Other current assets	165
Other assets	142
TOTAL ASSETS	$1,726
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$854
Accrued expenses	10
Due to IDT Energy	2,904
Noncontrolling interests	(2,042)
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$1,726

The assets of CCE may only be used to settle obligations of CCE, and may not be used for other consolidated entities. The liabilities of CCE are non-recourse to the general credit of the Company’s other consolidated entities.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year’s presentation:

•	In the consolidated balance sheet, certificates of deposit of $0.3 million at July 31, 2010 previously included in “Investments-short-term” have been reclassified to “Certificates of deposit”;
•	In the consolidated statement of income, bad debt expense of $3.8 million in fiscal 2010 previously stated separately has been included in “Selling, general and administrative expenses”;
•

In the consolidated statement of income, commission expense of $6.5 million in fiscal 2010 previously included in “Selling, general and administrative expenses” has been reclassified as a reduction of revenues; and

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

Revenue Recognition

Traditional voice, VoIP and wholesale carrier telephony services, as well as international mobile top-up (“IMTU”), are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards, net of customer discounts, is deferred upon sale of the cards and is recognized as revenue when the cards are used and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. IMTU enables purchasers to top up (recharge/purchase airtime minutes for) a prepaid mobile telephone in another country.

IDT Telecom enters into reciprocal transactions pursuant to which IDT Telecom is committed to purchase a specific number of minutes to specific destinations at specified rates, and the counterparty is committed to purchase from IDT Telecom a specific number of minutes to specific destinations at specified rates. The number of minutes purchased and sold in a reciprocal transaction is not necessarily equal. The rates in these

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reciprocal transactions are generally greater than prevailing market rates. In addition, IDT Telecom enters into transactions in which it swaps minutes with another carrier. The Company recognizes revenue and the related direct cost of revenue for these reciprocal and swap transactions based on the fair value of the minutes.

Revenues from IDT Energy are recognized based on deliveries of electricity and natural gas to customers.

Revenue from Fabrix T.V., Ltd. (“Fabrix”) for software licenses and maintenance support is deferred and recognized on a straight-line basis over the period that the support is expected to be provided since sufficient vendor-specific objective evidence of fair value to allocate revenues to the various deliverables does not exist. Fabrix is the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution.

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

Direct cost of revenues for IDT Energy consists primarily of the cost of natural gas and electricity sold, and also includes scheduling costs, Independent System Operator fees, pipeline costs and utility service charges. In addition, the changes in the fair value of IDT Energy’s forward contracts and put and call options on commodities are recorded in direct cost of revenues.

Direct cost of revenues for Fabrix consists primarily of customer support expenses.

Direct cost of revenues excludes depreciation and amortization expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities

The Company had investments in marketable securities that were considered “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income and a new cost basis in the investment is established.

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

Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the relevant trademark and patent licenses. The fair value of customer lists, trademark and non- compete agreements acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: customer lists are

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortized ratably over the approximately 15 year period of expected cash flows; trademark is amortized on a straight-line basis over the 5 year period of expected cash flows; and non-compete agreement is amortized on a straight-line basis over the 3 year term of the agreement.

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

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The goodwill impairment assessment involves estimating the fair value of the reporting unit and comparing it to its carrying amount, which is known as Step 1. If the carrying value of the reporting unit exceeds its estimated fair value, Step 2 is performed to determine if an impairment of goodwill is required. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Goodwill impairment is measured by the excess of the carrying amount of the reporting unit’s goodwill over its implied fair value. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

On August 1, 2011, the Company adopted the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity considers whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As required by this standard update, the Company performed an assessment upon adoption and determined that a goodwill impairment did not exist for its reporting unit with a negative carrying amount. As a result, the adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

In September 2011, an accounting standard update to simplify how an entity tests goodwill for impairment was issued. The amendments in the update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company is required to adopt this standard update on August 1, 2012. The adoption of this standard update will not impact the Company’s financial position, results of operations or cash flows.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities

The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company generally records changes in fair value in “Other (expense) income, net” in the consolidated statements of income, except for the IDT Energy contracts described below.

IDT Energy supplies electricity and natural gas to its retail customers. IDT Energy utilizes forward physical delivery contracts for a portion of its purchases of electricity and natural gas, which are defined as commodity derivative contracts. Using the exemption available for qualifying contracts, IDT Energy applies the normal purchase and normal sale accounting treatment to its forward physical delivery contracts. Accordingly, IDT Energy recognizes revenue from customer sales as electricity or natural gas is delivered to retail customers, and the related electricity or natural gas under the forward physical delivery contract is recognized as direct cost of revenues when it is received from suppliers. In addition, IDT Energy enters into put and call options as hedges against unfavorable fluctuations in market prices of electricity and natural gas. The forward contracts and put and call options on commodities are recorded at fair value as a current asset or liability and any changes in fair value are recorded in “Direct cost of revenues” in the consolidated statements of income.

Advertising Expense

The majority of the Company’s advertising expense is incurred by IDT Telecom. Most of the advertisements are in print or television media, with expenses recorded as they are incurred. In fiscal 2011 and fiscal 2010, advertising expense included in selling, general and administrative expenses was $15.3 million and $13.7 million, respectively.

Research and Development Costs

Costs for research and development are expensed as incurred. Research and development costs are primarily incurred by IEI and Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2011 and fiscal 2010 was $4.7 million and $7.8 million, respectively. Unamortized capitalized internal use software costs at July 31, 2011 and 2010 were $7.6 million and $8.0 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other (expense) income, net” in the accompanying consolidated statements of income.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is determined in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2011	2010
Basic weighted-average number of shares	20,565	20,451
Effect of dilutive securities:
Stock options	5	1
Non-vested restricted common stock	499	528
Non-vested restricted Class B common stock	1,413	566
Diluted weighted-average number of shares	22,482	21,546

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

Year ended July 31 (in thousands)	2011	2010
Shares excluded from the calculation of diluted earnings per share	484	811

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Stock-based compensation is included in selling, general and administrative expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects taxes from its customers that are remitted to governmental authorities in the normal course of its operations. These taxes, which are imposed on or are concurrent with specific revenue-producing transactions, include Universal Service Fund (“USF”) charges, sales, use, value added and certain excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records others on a net basis. USF charges in the amount of $1.5 million and $2.2 million in fiscal 2011 and fiscal 2010, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

Vulnerability Due to Certain Concentrations and International Operations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, certificates of deposit, investments in hedge funds and trade accounts receivable. The Company holds cash, cash equivalents and certificates of deposit at several major financial institutions, which often exceed FDIC insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2011 or fiscal 2010. However, the Company’s five largest customers collectively accounted for 11.7% and 15.4% of its consolidated revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 27.3% and 31.7% of the consolidated gross trade accounts receivable at July 31, 2011 and 2010, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale carrier and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale carrier customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale customers with receivable balances that exceed the Company’s payable in order to maximize the offset and reduce its credit risk.

IDT Energy reduces its credit risk by its participation in purchase of receivable programs for a significant portion of its receivables. Under purchase of receivable programs, utility companies provide billing and collection services, purchase IDT Energy’s receivables and assume all credit risk without recourse to IDT Energy. IDT Energy’s primary credit risk is therefore nonpayment by the utility companies. Certain of the utility companies represent significant portions of the Company’s consolidated revenues and consolidated gross trade accounts receivable balance and such concentrations increase the Company’s risk associated with nonpayment by those utility companies.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$12,628	$3,377	$(500)	$15,505
2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$15,740	$3,777	$(6,889)	$12,628

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

On February 1, 2010, the Company adopted the amendment to the accounting standard relating to fair value measurements, which is intended to improve the disclosures about fair value measurements in financial statements (see Note 4). The main provisions of the amendment required new disclosures about (1) transfers in and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

out of the three levels of the fair value hierarchy and (2) activity within Level 3 of the hierarchy. In addition, the amendment clarified existing disclosures about (1) the level of disaggregation of fair value measurements, (2) valuation techniques and inputs used to measure fair value, and (3) postretirement benefit plan assets. The adoption of the changes to the disclosures about fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows. Pursuant to the amendment, the adoption of certain of the disclosures about the activity within Level 3 was not required until August 1, 2011. The adoption of these changes to its disclosures about fair value measurements did not have an impact on the Company’s financial position, results of operations or cash flows.

On August 1, 2010, the Company adopted the changes to the accounting for transfers of financial assets. These changes included (a) eliminating the concept of a qualifying special-purpose entity (“QSPE”), (b) clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale, (c) amending and clarifying the unit of account eligible for sale accounting, and (d) requiring that a transferor initially measure at fair value and recognize all assets obtained and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, existing QSPEs must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. These changes also require enhanced disclosures about, among other things, (a) a transferor’s continuing involvement with transfers of financial assets accounted for as sales, (b) the risks inherent in the transferred financial assets that have been retained, and (c) the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position. The adoption of these changes had no impact on the Company’s financial position, results of operations or cash flows.

In May 2011, an accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) was issued. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The Company is required to adopt this standard update on February 1, 2012. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

In June 2011, an accounting standard update was issued to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS. As a result of this standard update, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated, among other changes contained in this update. The update requires comprehensive income to be presented either in a single financial statement or in two separate but consecutive statements. The Company adopted this update in these financial statements and accordingly, presented comprehensive income in two separate consecutive statements.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Discontinued Operations

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company was eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011 or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value did not exceed $439 million. In July 2011, the Company revised its estimate for this commitment. Included in “Discontinued operations, net of tax” in fiscal 2011 was a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period. In September 2011, the Company and Liberty Media executed an agreement to settle and resolve all claims related to the Contingent Value and certain other disputes and claims, and in consideration for the settlement and related releases, Liberty Media paid the Company $2.0 million, which will be recorded in fiscal 2012.

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

In September 2009, prior to the CTM Spin-Off, the Company funded CTM Holdings with an additional $2.0 million in cash.

Revenues, income before income taxes and net loss of CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2011	2010
REVENUES	$—	$4,045
INCOME BEFORE INCOME TAXES	$—	$54
NET LOSS	$—	$(151)

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. Included in “Discontinued operations, net of tax” in fiscal 2010 were costs of $0.2 million which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Note 3—Marketable Securities

As of July 31, 2010, the Company classified all of its marketable securities as “available-for-sale” securities. Marketable securities were stated at estimated fair value, with unrealized gains and losses in such securities reflected, net of tax, in “Accumulated other comprehensive income (loss)” in the accompanying consolidated balance sheets. The Company had no marketable securities at July 31, 2011.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of marketable securities at July 31, 2010:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Debt securities	$352	$—	$(131)	$221

The Company’s marketable securities at July 31, 2010 included auction rate securities with an original cost of $14.3 million and an estimated fair value of $0.2 million. In fiscal 2009 and 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of the Company’s arbitration claim. The Company recognized a gain of $5.4 million in fiscal 2011 from the settlement of the arbitration claim, which was included in “Other (expense) income, net” in the accompanying consolidated statement of income.

Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in fiscal 2011 were $5.7 million and $5.4 million, respectively. Proceeds from available-for-sale securities and the gross realized gains that have been included in earnings in fiscal 2010 were $4.6 million and $0.3 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

At July 31, 2010, the following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments had not been recognized:

(in thousands)	Unrealized Losses	Fair Value
Debt securities	$131	$218

At July 31, 2011 and 2010, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1(1)	Level 2(2)	Level 3(3)	Total
July 31, 2011:
Assets:
Derivative contracts	$67	$—	$—	$67
Liabilities:
Derivative contracts	$3	$—	$101	$104
July 31, 2010:
Assets:
Debt securities	$3	$—	$218	$221
Liabilities:
Derivative contracts	$87	$—	$200	$287

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

As of July 31, 2011, the Company had $5.7 million in investments in hedge funds, of which $0.2 million was included in “Investments—short term” and $5.5 million was included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are excluded from the fair value measurements table above.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s derivative contracts are valued using quoted market prices or significant unobservable inputs. These derivatives consist of the following:

(1)	Natural gas and electricity forward contracts to fix the price that IDT Energy will pay for specified amounts of natural gas and electricity on specified dates, which are classified as Level 1.
(2)	Natural gas and electricity put and call options in which the underlying asset is a forward contract, which are classified as Level 1.
(3)	An option to purchase shares of a subsidiary, which is classified as Level 3. The stock option was issued in June 2011 by the Company’s subsidiary, GOGI and is exercisable until April 9, 2015 at an exercise price of $5.0 million (see Note 12). The fair value of the GOGI stock option was estimated using a Black-Scholes valuation model and the following assumptions: (a) expected volatility of 146% based on historical volatility of comparable companies and other factors, (b) a discount rate of 1.84% and (c) expected term of 3.7 years.
(4)	Warrants for the purchase of shares of a subsidiary, which are classified as Level 3. The warrants were issued in November 2010 by the Company’s subsidiary, GOGI, and are exercisable until November 12, 2011 at an exercise price of up to $2 million. The fair value of the GOGI warrants were estimated using a Black-Scholes valuation model and the following assumptions: (a) expected volatility of 99.7% based on historical volatility of comparable companies and other factors, (b) a discount rate of 0.08% and (c) expected term of 0.3 years.

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

In fiscal 2010, the Company’s debt securities and derivative contracts that were classified as Level 3 included a structured note with an embedded derivative that was bifurcated. The fair values of the structured note and embedded derivative were estimated primarily based on pricing information from the counterparty. The structured note matured in November 2009.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the change in the balance of the Company’s assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31 (in thousands)	2011
	Assets	Liabilities
Balance, beginning of year	$218	$(200)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	5,379	(86)
Included in earnings in “Selling, general and administrative expense”	—	(41)
Included in other comprehensive income (loss)	131	—
Purchases, sales, issuances and settlements	(5,728)	226
Transfers in (out) of Level 3	—	—
Balance, end of year	$—	$(101)
The amount of total gains or losses for the year included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year:
Included in earnings in “Other (expense) income, net”	$—	$—
Included in earnings in “Selling, general and administrative expense”	$—	$(41)

Year ended July 31 (in thousands)	2010
	Assets	Liabilities
Balance, beginning of year	$5,685	$(686)
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	(156)	286
Included in other comprehensive income (loss)	(311)	—
Purchases, sales, issuances and settlements	(5,000)	200
Transfers in (out) of Level 3	—	—
Balance, end of year	$218	$(200)
The amount of total gains or losses for the year included in earnings in “Other (expense) income, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year	$—	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At July 31, 2011 and 2010, the carrying value of the Company’s financial instruments included in certificates of deposit, trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations and other current liabilities approximate fair value because of the short period of time to maturity. At July 31, 2011 and 2010, the carrying value of the Company’s notes payable and other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at July 31, 2011 and 2010 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.5 million and $1.0 million at July 31, 2011 and 2010, respectively, which the Company believes was not impaired.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2011	2010
Equipment	$435,537	$429,173
Land and buildings	55,728	55,248
Computer software	92,963	88,360
Leasehold improvements	45,132	44,912
Furniture and fixtures	6,529	6,540
	635,889	624,233
Less accumulated depreciation and amortization	(545,083)	(527,341)
Property, plant and equipment, net	$90,806	$96,892

In the fourth quarter of fiscal 2009, the Company consolidated its operations in Newark, New Jersey into less office space that the Company is leasing at 550 Broad Street. In March 2011, the Company extended the lease from May 2011 to September 2012. At July 31, 2011, the carrying value of the land, building and improvements at 520 Broad Street, Newark, New Jersey was $44.7 million and the mortgage payable balance was $22.4 million. At July 31, 2011 and 2010, the Company evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. The Company is considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material. In fiscal 2011 and fiscal 2010, the Company received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of the building and improvements at 520 Broad Street (see Note 9). The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In fiscal 2011, the Company recorded a gain of $2.6 million from this insurance claim which is included in “Other operating gains, net” in the accompanying consolidated statement of income.

On October 23, 2009, the Company sold its land and building in San Juan, Puerto Rico that was used for the Company’s domestic call center operations. The sales price was cash of $7.4 million. The proceeds from the sale, after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. The Company recorded a nominal loss on the sale in fiscal 2010.

On July 28, 2010, the Company sold land and a building in Piscataway, New Jersey for cash of $3.1 million. The Company was required to use $2.7 million of the proceeds to repay a portion of the mortgage payable secured by the property (see Note 9). The Company recorded a gain of $0.7 million on the sale in fiscal 2010, which is included in “Other operating gains, net” in the accompanying consolidated statement of income.

Property, plant and equipment under capital leases were $25.1 million and $35.5 million at July 31, 2011 and 2010, respectively. The accumulated depreciation related to these assets under capital leases was $25.1 million and $33.5 million at July 31, 2011 and 2010, respectively. Depreciation of property, plant and equipment under capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of income.

Depreciation and amortization expense of property, plant and equipment was $20.1 million and $30.7 million in fiscal 2011 and fiscal 2010, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2009 to July 31, 2011:

(in thousands)	Telecom Platform Services	IDT Energy	All Other	Total
Balance as of July 31, 2009	$10,405	$3,663	$3,207	$17,275
Resolution of post-closing contingencies related to acquisition of interest in UTA (see below)	1,556	—	—	1,556
Foreign currency translation adjustments	(402)	—	—	(402)
Balance as of July 31, 2010	11,559	3,663	3,207	18,429
Foreign currency translation adjustments	246	—	—	246
Balance as of July 31, 2011	$11,805	$3,663	$3,207	$18,675

In June 2009, the Company acquired the 49% interest in Union Telecard Alliance, LLC (“UTA”) that it did not own. In fiscal 2010, the Company accrued $1.6 million upon the resolution of post-closing contingencies related to the UTA acquisition that was recorded as goodwill.

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2011
Amortized intangible assets:
Trademarks and patents	5.0 years	$2,026	$(1,052)	$974
Customer lists	7.2 years	3,154	(1,522)	1,632
Other	3.0 years	183	(128)	55
TOTAL		$5,363	$(2,702)	$2,661
July 31, 2010
Amortized intangible assets:
Trademarks and patents	5.0 years	$3,148	$(1,746)	$1,402
Customer lists	7.4 years	3,154	(1,049)	2,105
Other	3.4 years	303	(135)	168
TOTAL		$6,605	$(2,930)	$3,675

Amortization expense of intangible assets was $0.9 million and $2.7 million in fiscal 2011 and fiscal 2010, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.8 million, $0.6 million, $0.5 million, $0.2 million and $0.1 million in fiscal 2012, fiscal 2013, fiscal 2014, fiscal 2015 and fiscal 2016, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Other Operating Gains, Net

The following table summarizes the other operating gains, net by business segment:

Year ended July 31 (in thousands)	2011	2010
Telecom Platform Services—gain on termination of agreement(a)	$14,375	$—
Telecom Platform Services—loss from alleged patent infringement(b)	(10,828)	—
Telecom Platform Services—gain on settlement of litigation(c)	—	10,000
Telecom Platform Services—gain on settlement of other claims	—	418
Corporate—other	(500)	—
All Other—gain on insurance claim(d)	2,637	—
All Other—gain on settlement of IDT Global Israel claims(e)	—	485
All Other—gain on sale of land and building(f)	—	681
All Other—gain (loss) on settlement of other claims	640	(1,500)
TOTAL	$6,324	$10,084

Telecom Platform Services

(a)	In connection with CSC Holdings, LLC’s (“Cablevision”) acquisition of Bresnan Broadband Holdings, LLC (“BBH”), BBH exercised its option to terminate the services being provided by the Company to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid $14.4 million to the Company to terminate the Agreement.

(b)	On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by the Company of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal (see Note 15). The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. The Company incurred legal fees of $0.7 million in connection with this matter. The Company does not expect that this decision will have a material impact on its future business operations.

(c)	In 2007, the Company filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, the Company settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, the Company and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid the Company cash of $10.0 million, (ii) the Company dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

All Other

(d)	In fiscal 2011 and fiscal 2010, the Company received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In fiscal 2011, the Company recorded a gain of $2.6 million from this insurance claim.
(e)	In fiscal 2008 and fiscal 2009, the Company disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. In March 2010, the Company settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.
(f)	In July 2010, the Company sold land and a building in Piscataway, New Jersey for cash of $3.1 million and recorded a gain of $0.7 million on the sale.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Investment in American Shale Oil, LLC

In April 2008, AMSO, a wholly owned subsidiary of GOGI, acquired a 75% equity interest in AMSO, LLC in exchange for cash of $2.5 million and certain commitments for future funding of AMSO, LLC’s operations. In a separate transaction in April 2008, IDT Corporation acquired an additional 14.9% equity interest in AMSO, LLC in exchange for cash of $3.0 million. Following this transaction, IDT Corporation owned 89.9% of the equity interests in AMSO, LLC, 75% through AMSO and 14.9% directly.

AMSO, LLC is one of three holders of leases granted by the U.S. Bureau of Land Management (“BLM”) to research, develop and demonstrate in-situ technologies for potential commercial shale oil production (“RD&D Lease”) in western Colorado. The RD&D Lease awarded to AMSO, LLC by the BLM covers an area of 160 acres. The lease runs for a ten year period beginning on January 1, 2007, and is subject to an extension of up to five years if AMSO, LLC can demonstrate that a process leading to the production of commercial quantities of shale oil is diligently being pursued. If AMSO, LLC can demonstrate the economic and environmental viability of its technology, it will have the opportunity to submit a one time payment equivalent to the fair market value of the commercial lease as defined in the Oil Shale Management Rules and Regulations and convert its RD&D Lease to a commercial lease on 5,120 acres which overlap and are contiguous with the 160 acres in its RD&D Lease. However, the Company is unable to quantify the amount of the one-time payment because the fair market value cannot be established at this time.

In March 2009, a subsidiary of TOTAL S.A., the world’s fifth largest integrated oil and gas company, acquired a 50% interest in AMSO, LLC in exchange for cash paid to the Company of $3.2 million and Total’s commitment to fund the majority of AMSO, LLC’s research, development and demonstration expenditures as well as certain other funding commitments. Immediately prior to this transaction, all owners (including IDT Corporation’s 14.9% direct equity interest) other than AMSO exchanged their ownership interest for a proportionate share of a 1% override on AMSO, LLC’s future revenue. IDT Corporation assigned the cash proceeds of its override interest to the IDT U.S. Oil Shale Charitable Distribution Trust, subject to certain remainder interests retained by Genie. Following the transaction with Total, AMSO and Total each owned a 50% interest in AMSO, LLC. While AMSO is the operator of the project during the RD&D phase, Total will provide a majority of the funding during the RD&D phase, and technical and financial assistance throughout the RD&D and commercial stages. Total will lead the planning of the commercial development and will assume management responsibilities during the subsequent commercial phase.

The Company consolidated AMSO, LLC prior to the closing of the transaction with Total. Beginning with the closing, the Company accounts for its 50% ownership interest in AMSO, LLC using the equity method since the Company has the ability to exercise significant influence over its operating and financial matters, although it no longer controls AMSO, LLC. AMSO, LLC is a variable interest entity, however, the Company has determined that it is not the primary beneficiary. Since the Company does not have the power to direct the activities of AMSO, LLC that most significantly impact AMSO, LLC’s economic performance, and the Company does not have the obligation to absorb losses of AMSO, LLC that could potentially be significant to AMSO, LLC, the Company determined that it is not the primary beneficiary of AMSO, LLC.

Pursuant to the AMSO, LLC Second Amended and Restated Limited Liability Company Agreement as of March 2, 2009 (the “LLC Agreement”), AMSO and Total agreed to fund AMSO, LLC as follows: (1) AMSO shall fund 20% and Total shall fund 80% of the initial $50 million of expenditures, (2) AMSO shall fund 35% and Total shall fund 65% of the expenditures above the initial $50 million up to $100 million in aggregate expenditures, (3) AMSO shall fund 50% and Total shall fund 50% of the expenditures above $100 million in aggregate expenditures and (4) AMSO shall fund 40% and Total shall fund 60% of the costs of the one-time payment on conversion of the lease described above. Also pursuant to the LLC Agreement, AMSO, LLC’s net loss or net income will first be allocated to the members disproportionately in order to equalize their capital accounts, and then the allocation will be in accordance with their 50% ownership interests. Accordingly, AMSO has been allocated 20% of the net loss of AMSO, LLC in all periods presented.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the change in the balance of the Company’s investment in AMSO, LLC:

Year ended July 31 (in thousands)	2011	2010
Balance, beginning of year	$666	$278
Capital contributions	3,943	1,991
Equity in net loss of AMSO, LLC	(5,238)	(1,603)
Balance, end of year	$(629)	$666

In August 2011, AMSO made an additional capital contribution to AMSO, LLC of $1.4 million. Total has contributed an aggregate of $33.5 million to AMSO, LLC from inception through September 30, 2011.

The Company’s investment in AMSO, LLC is included in the consolidated balance sheet in “Accrued expenses” at July 31, 2011 and in “Investments-long-term” at July 31, 2010, and the Company’s equity in net loss of AMSO, LLC is included in “Other (expense) income, net” in the consolidated statements of income.

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

At July 31, 2011, the Company’s maximum exposure to loss as a result of its required investment in AMSO, LLC was $1.6 million. The Company’s maximum exposure to loss will increase as AMSO’s commitment to fund AMSO, LLC increases. The maximum exposure at July 31, 2011 was determined as follows:

(in thousands)
AMSO’s total committed investment in AMSO, LLC	$10,000
Less: cumulative capital contributions to AMSO, LLC	(7,814)
Less: liability for equity loss in AMSO, LLC at July 31, 2011	(629)
Maximum exposure to loss	$1,557

AMSO’s total committed investment in AMSO, LLC and its maximum exposure to loss is subject to certain exceptions where the amounts could be greater. One exception is the additional funding that may be necessary to fund the pilot test as described above. The other significant exception is additional capital contributions that may be required to fund unexpected liabilities, in the event they occur, outside the purview of the traditional research, development and demonstration operations incorporated in AMSO, LLC’s budgeting and planning. However, any additional capital contributions for such liabilities would have to be authorized by both AMSO and Total.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized balance sheets of AMSO, LLC are as follows:

July 31 (in thousands)	2011	2010
ASSETS
Cash and cash equivalents	$3,492	$4,446
Other current assets	156	210
Equipment, net	75	15
Other assets	567	453
TOTAL ASSETS	$4,290	$5,124
LIABILITIES AND MEMBERS’ INTERESTS
Current liabilities	$6,805	$1,366
Other liabilities	437	232
Members’ interests	(2,952)	3,526
TOTAL LIABILITIES AND MEMBERS’ INTERESTS	$4,290	$5,124

Summarized statements of operations of AMSO, LLC are as follows:

Year ended July 31 (in thousands)	2011	2010
REVENUES	$—	$—
COST AND EXPENSES:
General and administrative	767	910
Research and development	25,423	7,100
TOTAL COSTS AND EXPENSES	26,190	8,010
Loss from operations	(26,190)	(8,010)
Other expense	(1)	(2)
NET LOSS	$(26,191)	$(8,012)

Note 9—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2011	2010
$11.0 million secured term loan due September 2015(a)	$7,348	$7,561
$26.9 million secured term loan due April 2020(b)	22,443	25,908
$1.2 million note due June 2012(c)	384	799
Total notes payable	30,175	34,268
Less current portion	(611)	(628)
Notes payable—long term portion	$29,564	$33,640

The estimated future principal payments for the notes payable as of July 31, 2011 are as follows:

(in thousands)
Year ending July 31:
2012	$611
2013	281
2014	421
2015	451
2016	6,550
Thereafter	21,861
Total notes payable	$30,175

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(a) On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of land and two buildings in Piscataway, New Jersey used by IDT Telecom. The loan bears interest at the rate of 5.6% per annum and is payable in monthly installments consisting of principal and interest of $0.1 million beginning on October 1, 2005, with the last installment of $9.2 million payable on September 1, 2015. The loan was secured by a mortgage on the two properties. On July 28, 2010, in connection with the sale of one of the buildings and the underlying land for cash of $3.1 million, the Company and the note holder entered into a mortgage modification agreement which included the following: (1) the Company was required to use $2.7 million of the proceeds to repay a portion of the loan payable secured by the property and (2) the last installment was reduced to $6.4 million payable on September 1, 2015. There was no change to the interest rate as a result of the modification agreement.

(b) On February 7, 2008, the Company completed the purchase of its headquarters office building at 520 Broad Street in Newark, New Jersey in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum. The maturity date of the note is April 1, 2020. Effective April 1, 2009, the Company and the note holder entered into a mortgage loan modification agreement pursuant to which the note was modified as follows: (1) during the period from April 1, 2009 through March 31, 2013 (the “Modification Period”), the note will continue to incur interest at the rate of 8.9% per annum, however the Company will only pay interest at the rate of 6.9% per annum, (2) the Company will not pay any monthly principal payments during the Modification Period, (3) the interest of 2.0% per annum that is accruing but is not payable during the Modification Period will be added to the principal balance (an aggregate of $2.1 million), although this deferred interest will not accrue interest during the Modification Period, (4) monthly payments of principal and interest of $0.2 million will commence at the end of the Modification Period, (5) the maturity date of the note remains April 1, 2020, and (6) a final balloon payment of $25.5 million will be due on the maturity date. In July 2011, the Company made a principal payment of $4.0 million in connection with the receipt of insurance proceeds for water damage to portions of the building and improvements at 520 Broad Street (see Note 5). As a result of the payment, (1) the interest to be added to the principal balance during the Modification Period was reduced to an aggregate of $1.9 million and (2) the final balloon payment on the maturity date was reduced to $21.7 million.

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

As of July 31, 2011, IDT Energy had the following contracts and options outstanding:

Commodity	Settlement Date	Volume
Electricity	August 2011	800 MWh
Electricity	September 2011	16,800 MWh
Natural gas	September 2011	2,000,000 Dth
Natural gas	September 2011	500,000 Dth
Natural gas	October 2011	500,000 Dth
Natural gas	October 2011	500,000 Dth
Electricity	December 2011	16,800 MWh
Electricity	December 2011	16,800 MWh

The Company’s subsidiary, GOGI, issued an option and warrants. The GOGI stock option was issued in June 2011 and is exercisable until April 9, 2015 at an exercise price of $5.0 million. The GOGI warrants were issued in November 2010 and are exercisable until November 12, 2011 at an exercise price of up to $2 million. The Company’s subsidiary, GEIC, issued a stock option in April 2010 that was exchanged in June 2011 for the GOGI stock option (see Note 12). The GEIC stock option was exercisable until April 9, 2015 at an

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercise price of $5.0 million. Also, one of the Company’s marketable securities in fiscal 2010 was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

The fair values of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2011	2010
Asset Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Other current assets	$67	$—

The fair values of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2011	2010
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts	Other current liabilities	$3	$87
GOGI warrants	Other current liabilities	41	—
GOGI stock option	Other liabilities	60	—
GEIC stock option	Other liabilities	—	200
Total liability derivatives		$104	$287

The effects of derivative instruments on the consolidated statements of income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Year ended July 31 (in thousands)		2011	2010
	Location of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as hedging instruments:
Energy contracts and options	Direct cost of revenues	$151	$406
GOGI warrants	Selling, general and administrative expense	(41)	—
GEIC stock option	Other (expense) income, net	(86)	—
Structured note embedded derivative	Other (expense) income, net	—	286
Total		$24	$692

At July 31, 2011, the Company’s energy contracts and options were all traded on the New York Mercantile Exchange which mitigated the Company’s exposure to credit loss from nonperformance by the counterparty.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Income Taxes

The components of income before continuing operations before income taxes are as follows:

Year ended July 31 (in thousands)	2011	2010
Domestic	$41,728	$45,006
Foreign	(27,395)	(19,078)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$14,333	$25,928

Significant components of the Company’s deferred income tax assets and deferred income tax liabilities consist of the following:

July 31 (in thousands)	2011	2010
Deferred income tax assets:
Bad debt reserve	$3,947	$4,257
Accrued expenses	15,396	8,135
Exercise of stock options and lapsing of restrictions on restricted stock	2,205	22,308
Charitable contributions	12,397	17,803
Impairment	27,552	31,284
Depreciation	3,900	—
Net operating loss	325,527	340,250
Other	2,451	—
Credits	2,300	2,390
Total deferred income tax assets	395,675	426,427
Deferred income tax liabilities:
Unrealized loss	(3,041)	—
Depreciation	—	(855)
Total deferred income tax liabilities	(3,041)	(855)
Valuation allowance	(389,820)	(425,572)
DEFERRED INCOME TAX ASSETS, NET	$2,814	$—

The benefit from (provision for) income taxes consists of the following:

Year ended July 31 (in thousands)	2011	2010
Current:
Federal	$(490)	$(858)
State and local	30	(3,748)
Foreign	3,184	(669)
	2,724	(5,275)
Deferred:
Federal	2,137	—
State and local	677	—
Foreign	—	—
	2,814	—
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$5,538	$(5,275)

The benefit from income taxes in fiscal 2011 was primarily due to reversals of both the valuation allowance and income tax expense. The Company determined that it was more likely than not that the portion of its deferred income tax assets related to Genie will be realized as a result of the expected completion of the proposed Genie spin-off, therefore, the Company reversed $2.8 million of its valuation allowance in fiscal 2011. The valuation allowance was also reduced due to the utilization of some of the underlying assets in fiscal 2011. In February 2011, the Company liquidated its Puerto Rico legal entity. The final Puerto Rico tax return was

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filed in April 2011 claiming a refund of $4.8 million, which the Company expects to receive in the first quarter of calendar year 2012. The Company reversed $3.5 million of income tax expense in April 2011 as a result of this expected income tax refund. In addition, in the first quarter of fiscal 2011, the Company reversed $2.0 million of income tax expense related to an Internal Revenue Service (“IRS”) audit that was completed in August 2010.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2011	2010
U.S. federal income tax at statutory rate	$(6,242)	$(9,152)
Valuation allowance	18,649	14,378
Foreign tax rate differential	(6,404)	(7,347)
Nondeductible expenses	(851)	(44)
Interest on income taxes	(174)	(254)
Other	133	(399)
Prior year tax benefit	2,000	(400)
State and local income tax, net of federal benefit	(1,573)	(2,057)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$5,538	$(5,275)

At July 31, 2011, the Company had federal and state net operating loss carryforwards of approximately $181 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2011, with fiscal 2009’s loss expiring in fiscal 2030. The Company has foreign net operating losses of approximately $106 million, which are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, Net2Phone, which provides VoIP communications services, has additional net operating losses of approximately $94 million which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, its losses were limited under Internal Revenue Code section 382 to approximately $7 million per year.

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

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $351 million at July 31, 2011. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

In August 2010, the IRS completed an audit of the Company’s U.S. federal tax returns for fiscal years 2006, 2007 and 2008. As a result of the audit, the Company’s pending refund claim was reduced by $0.4 million to $1.8 million, and its domestic net operating loss carryforward was reduced by $41.3 million to approximately $225 million at July 31, 2010.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2011
Reserves deducted from deferred income taxes, net:
Valuation allowance	$425,572	$—	$(35,752)	$389,820
2010
Reserves deducted from deferred income taxes, net:
Valuation allowance	$374,584	$50,988	$—	$425,572

(1) Includes $12.0 million from the expiration of the charitable contribution carryover period.

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2011	2010
Balance at beginning of year	$3,095	$5,395
Additions based on tax positions related to the current year	907	—
Additions for tax positions of prior years	1,664	500
Reductions for tax positions of prior years	—	—
Settlements	—	(2,800)
Lapses of statutes of limitations	—	—
Balance at end of year	$5,666	$3,095

All of the unrecognized income tax benefits at July 31, 2011 and 2010 would affect the Company’s effective income tax rate if recognized. Settlements of $2.8 million in fiscal 2010 were primarily due to an agreement on certain state tax positions and the related payment of the taxes due. The Company expects that $4.8 million of its unrecognized income tax benefits at July 31, 2011 will be resolved in the next twelve months as a result of the completion of audits or the expiration of statutes of limitations.

In fiscal 2011 and fiscal 2010, the Company recorded interest on income taxes of $0.2 million and $0.5 million, respectively. As of July 31, 2011 and 2010, accrued interest included in current income taxes payable was $0.5 million and $0.6 million, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2009, fiscal 2010 and fiscal 2011, state and local tax returns generally for fiscal 2007 to fiscal 2011 and foreign tax returns generally for fiscal 2006 to fiscal 2011. In September 2011, the New York State Department of Taxation and Finance commenced audits of the New York State tax returns of the Company, IDT Domestic Telecom, Inc., IDT Energy, Inc. and certain other subsidiaries for fiscal 2007, fiscal 2008 and fiscal 2009. The Company believes that it has adequately reserved for all tax positions, however amounts asserted by taxing authorities could be greater than the accrued amounts. Accordingly, additional tax provisions may be recorded in the future as revised estimates are made or the underlying matters are settled or resolved.

Note 12—Equity

Class A Common Stock and Class B Common Stock

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Exchange Offer and Conversion of the Company’s Common Stock

On January 24, 2011, in connection with the Company’s previously announced offer to exchange one share of its Class B common stock for each share of common stock outstanding, the Company exchanged 1.9 million shares of its Class B common stock for 1.9 million shares of its common stock.

On April 4, 2011 at a Special Meeting of Stockholders, the Company’s stockholders approved an amendment to the Company’s certificate of incorporation to (1) effect a conversion and reclassification of each outstanding share of common stock into one share of Class B common stock, (2) eliminate the common stock and provisions relating thereto, (3) provide for the conversion of Class A common stock into Class B common stock instead of common stock, and (4) revise the provision relating to dividends and distributions. As a result, the Company exchanged 1.8 million shares of its Class B common stock for 1.8 million shares of its common stock, and exchanged 0.9 million restricted shares of its Class B common stock for 0.9 million restricted shares of its common stock. The Company no longer has any shares of common stock authorized or outstanding and has only two classes of common stock remaining—Class A common stock, which is not publicly traded, and Class B common stock.

In connection with the reclassification and exchange offer, certain stockholders controlled by Mr. Howard S. Jonas, the Company’s Chairman of the Board and Chief Executive Officer, exchanged 1.7 million shares of the Company’s Class A common stock (which is entitled to three votes per share) for 1.7 million shares of the Company’s Class B common stock (which is entitled to one-tenth of a vote per share) so that the voting power of shares of the Company’s capital stock over which Mr. Jonas exercises voting control remained the same as it was immediately prior to the commencement of the exchange offer. The 1.7 million shares of the Company’s Class A common stock were added to the Company’s treasury stock.

All of the shares of the Company’s Class B common stock that were issued in exchange for shares of the Company’s common stock or Class A common stock, an aggregate of 5.4 million shares, were issued from the Company’s Class B treasury shares. As a result, in the consolidated balance sheet, “Additional paid-in capital” and “Treasury stock” were reduced by $208.5 million.

In addition, the Company’s common stock is no longer listed on the New York Stock Exchange and it was de-registered under the Securities Exchange Act of 1934, as amended.

Dividend Payments

On November 23, 2010, the Company paid a cash dividend of $0.22 per share for the first quarter of fiscal 2011 to stockholders of record at the close of business on November 15, 2010 of the Company’s common stock, Class A common stock and Class B common stock. On December 28, 2010, the Company paid a cash dividend of $0.22 per share for the second quarter of fiscal 2011 to stockholders of record at the close of business on December 16, 2010 of the Company’s common stock, Class A common stock and Class B common stock. On July 12, 2011, the Company paid a cash dividend of $0.23 per share for the third quarter of fiscal 2011 to stockholders of record at the close of business on July 1, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividend paid in fiscal 2011 was $15.2 million.

In September 2011, the Company’s Board of Directors declared a $0.23 per share dividend payable on October 12, 2011 to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on October 3, 2011.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases in fiscal 2011. In fiscal 2010, the Company repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. As of July 31, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2011, a Special Committee of the Company’s Board of Directors approved the purchase by the Company of 0.3 million shares of the Company’s Class B common stock from Howard Jonas at $24.83 per share, the closing price for the Class B common stock on June 20, 2011. The Company paid an aggregate of $7.5 million to purchase the shares.

Sales of Stock of Subsidiaries

On March 29, 2010, Shaman II, L.P. purchased shares in the Company’s subsidiary, Zedge Holdings, Inc. (“Zedge”), for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to approximately 11%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

In April 2010, Michael Steinhardt, the Chairman of the Board of IEI, purchased a minority interest in GEIC and an option to purchase additional shares of GEIC for $5.0 million. The option was exercisable until April 9, 2015 at an exercise price of $5.0 million (see below). In addition, in April 2010, W. Wesley Perry, the Chairman of the Board of GEIC, purchased a minority interest in GEIC for $0.4 million. The aggregate minority interest of GEIC purchased in April 2010 was 2.7%. At July 31, 2010, the estimated fair value of the GEIC option of $0.2 million was included in “Other liabilities” in the accompanying consolidated balance sheet.

In June 2011, in a refinement of the terms of the initial investment and the rights associated with that investment, Mr. Steinhardt exchanged his interest in GEIC (including the option to purchase additional interests) for a corresponding 2.5% interest (including options) in GOGI and arranged for the Company and Genie to receive certain consulting services from a third party. In return, the Steinhardt stockholder entity was paid $1.7 million. At July 31, 2011, the estimated fair value of the GOGI option of $60,000 was included in “Other liabilities” in the accompanying consolidated balance sheet. The Company accounted for the exchange of Mr. Steinhardt’s equity interest in GEIC for a corresponding equity interest in GOGI as an equity transaction. Therefore, no gain or loss was recognized in the accompanying consolidated statement of income.

In November 2010, an entity affiliated with Lord (Jacob) Rothschild purchased a 5.0% equity interest in GOGI for $10.0 million paid in cash. Also in November 2010, Rupert Murdoch purchased a 0.5% equity interest in GOGI for $1.0 million paid with a promissory note, which is classified as “Noncontrolling interests: receivable for issuance of equity” in the accompanying consolidated balance sheet. The note is secured by a pledge of the shares issued in exchange for the note. The note accrues interest at 1.58% per annum, and the principal and accrued interest is due and payable on November 15, 2015. In addition, in connection with the purchase by the entity affiliated with Lord Rothschild, in November 2010, warrants were issued to purchase up to an aggregate of 1% of the common stock outstanding of GOGI at an exercise price of up to $2 million that are exercisable through November 12, 2011. At July 31, 2011, the estimated fair value of the warrants of $41,000 was included in “Other current liabilities” in the accompanying consolidated balance sheet.

Note 13—Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 2005 Stock Option and Incentive Plan and amendments are intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2005 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. In connection with the reclassification and exchange offer, in April 2011, 1.0 million shares of common stock reserved for award under the 2005 Stock Option and Incentive Plan and 0.1 million shares of common stock available for future grants were reclassified into 1.0 million shares of Class B common stock reserved for award and 0.1 million shares of Class B common stock available for future grants. At July 31, 2011, the Company had 4.2 million shares of Class B common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.3 million shares were available for future grants. In September 2011, the Company’s Board of Directors approved, subject to stockholder approval, an amendment to the 2005 Stock Option and Incentive Plan to increase the number of shares of Class B common stock reserved for award by 1.1 million shares.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation cost is recognized using the straight-line method over the vesting period. No income tax benefits were recognized in the consolidated statements of income for stock-based compensation arrangements during fiscal 2011 or fiscal 2010. The Company did not recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its stock-based compensation because the related deferred tax benefit was fully reserved for due to the uncertainty of future taxable income.

Stock Options

No option awards were granted in fiscal 2011 or fiscal 2010. Option awards in prior years were generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2010	693	$34.61
Granted	—	—
Exercised	(79)	21.11
Cancelled / Forfeited	(145)	46.55
OUTSTANDING AT JULY 31, 2011	469	$33.20	4.0	$5
EXERCISABLE AT JULY 31, 2011	469	$33.20	4.0	$5

The total intrinsic value of options exercised during fiscal 2011 and fiscal 2010 was $0.4 million and $0.1 million, respectively.

In connection with the planned Genie spin-off, the exercise price of each outstanding option to purchase the Company’s Class B common stock will be proportionately reduced based on the trading price of the Company following the spin-off. Further, each option holder will share ratably in a pool of options to purchase 50,000 shares of Genie Class B common stock with an exercise price based on the market value and an expiration date equal to the expiration of the Company option held by such option holder.

In April 2011, options to purchase 0.1 million shares of the Company’s Class B common stock that were granted in April 2001 with an expiration date in April 2011 were extended for one year. The Company recorded stock-based compensation expense of $0.3 million in April 2011 for the modification of the options. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 73% based on the historical volatility of the Company’s Class B common stock and other factors, (2) a discount rate of 0.26%, (3) expected term of one year and (4) no dividends were expected to be paid.

On March 15, 2011, the Company’s subsidiary Innovative Communications Technologies, Inc. (“ICTI”) granted shares of its common stock to two employees of the Company representing 5.5% of ICTI’s outstanding equity. These ICTI shares vested immediately. In April 2011, ICTI recorded stock-based compensation expense of $0.7 million for the grant of these ICTI shares. The fair value of the ICTI shares was determined using the income approach. In addition, in May 2011, ICTI granted its chief executive officer an option to purchase shares of ICTI’s common stock representing 5.0% of its outstanding equity. The option

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

vests monthly over a four-year period beginning in May 2011 and ending in April 2015. The estimated value of the option was $0.2 million which the Company will recognize using the straight-line method over the vesting period. The fair value of the option was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 49% based on the historical volatility of a comparable company and other factors, (2) a discount rate of 2.2% and (3) expected term of four years. The fair value of the underlying ICTI shares was determined using the income approach.

On October 21, 2009, upon the retirement of Mr. James A. Courter as the Company’s Chief Executive Officer, Mr. Courter surrendered options to purchase an aggregate of 0.9 million shares of the Company’s Class B common stock (which constituted all of such options held by Mr. Courter) and received a grant of 0.3 million restricted shares of the Company’s Class B common stock. All of the restricted shares vested on the date of grant. In fiscal 2010, the Company recognized $0.6 million of stock-based compensation as a result of the grant of the restricted stock. Pursuant to a Warrant to Purchase Common Stock executed by the Company and Mr. Courter, for a period of five years from October 21, 2009, and subject to certain conditions, Mr. Courter will have the right to exchange up to 0.2 million of the shares of the Company’s Class B common stock for the number of shares of common stock of GEIC equal to up to 1% of the outstanding equity of GEIC as of October 21, 2009.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. The fair value of restricted shares of the Company’s common stock was determined based on the closing price of the Company’s common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.3 million at July 31, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. The Company recognized compensation cost of $0.8 million in each of fiscal 2011 and fiscal 2010 related to this agreement.

On November 5, 2008, the Company amended Mr. Courter’s employment agreement. Pursuant to the amendment, Mr. Courter was granted 0.4 million restricted shares of the Company’s Class B common stock in lieu of a cash base salary from January 1, 2009 until October 21, 2009. The restricted shares vested on October 21, 2009, the last day of the term under the amended employment agreement. Total unrecognized compensation cost on the grant date was $0.8 million. The Company recognized compensation cost related to this amendment of $0.2 million in fiscal 2010.

In December 2010 and January 2011, an aggregate of 0.3 million restricted shares of the Company’s Class B common stock was granted to certain of the Company’s directors, officers and employees. Total unrecognized compensation cost on the grant date was $9.4 million. The unrecognized compensation cost of $7.0 million at July 31, 2011 is expected to be recognized over the remaining vesting period that ends in December 2013. The Company recognized compensation cost related to the vesting of these shares of $2.4 million in fiscal 2011.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s grants of restricted shares of Class B common stock, including status as to whether the restrictions have lapsed (vesting), as of July 31, 2011 and changes in fiscal 2011 is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2010	2,084	$3.95
Granted	341	27.76
Vested	(53)	30.93
Forfeited	—	—
NON-VESTED SHARES AT JULY 31, 2011	2,372	$6.77

As of July 31, 2011 and 2010, there was $10.3 million and $4.3 million, respectively, of total unrecognized compensation cost related to non-vested stock-based compensation arrangements granted under the Company’s 2005 Stock Option and Incentive Plan. The unrecognized compensation cost as of July 31, 2011 is expected to be recognized over a weighted-average period of 1.4 years. The total grant date fair value of shares vested in fiscal 2011 and fiscal 2010 was $1.6 million and $2.0 million, respectively. The total cost of non-vested restricted shares granted by the Company that was recognized as compensation during fiscal 2011 and fiscal 2010 was $3.4 million and $1.6 million, respectively.

In July 2011, IDT Energy entered into an agreement with one of its employees pursuant to which, on or before the consummation of the Genie spin-off, the employee will be granted approximately 22,000 shares of Genie’s restricted Class B common stock and options to purchase approximately 22,000 shares of Genie’s Class B common stock. The restricted shares and options will vest ratably on the first, second and third anniversaries of the grant, subject to forfeiture if the employee is no longer employed by Genie or one of its subsidiaries prior to vesting. The options will have a term of 10 years and an exercise price equal to the fair market value of the underlying shares upon the spin-off. The fair value of this grant was estimated to be $0.2 million, which will be recognized on a straight-line basis over the vesting period that ends in July 2014. The Company recognized compensation cost related to this agreement of $5,000 in fiscal 2011. The fair value of the Genie shares was the aggregate of the estimated values of IDT Energy and GOGI, The value of IDT Energy was estimated using an income approach and a market approach and the value of GOGI was estimated using a cost approach and a market approach.

Note 14—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2009	$180	$773	$953
CTM Spin-Off	—	(177)	(177)
Other comprehensive loss attributable to IDT Corporation	(311)	(1,482)	(1,793)
Balance at July 31, 2010	(131)	(886)	(1,017)
Other comprehensive income attributable to IDT Corporation	127	3,917	4,044
BALANCE AT JULY 31, 2011	$(4)	$3,031	$3,027

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Legal Proceedings

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected the Company’s appeal and upheld the Swedish Tax Agency’s imposition of a value added tax (“VAT”) assessment including penalties and interest of approximately SEK 147 million ($23.3 million) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. The Company’s potential exposure for VAT, penalties and interest for the period from July 2008 through July 2011 is an additional SEK 38 million ($6.0 million). The Company has appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted the Company a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with the Company’s outside legal counsel, the Company concluded that the claims asserted in the judgment are not supported by Swedish law. Further, the Company concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against the Company should ultimately be reversed and the Company should prevail without a liability being incurred. The Company, therefore, has determined that a loss from this judgment is not probable and accordingly has not recorded an accrual for this matter. However, if the Company does not prevail in its appeal, imposition of assessments and penalties will have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

On May 20, 2011, the Company’s subsidiary, Net2Phone Cable Telephony, LLC, brought an adversary proceeding in the United States Bankruptcy Court in Wilmington, Delaware, against Broadstripe, LLC. The complaint alleges breach of contract and unjust enrichment for failure to pay for telephony services and seeks damages of approximately $450,000. On July 8, 2011, Broadstripe, LLC answered the complaint and filed a counterclaim against the Company alleging breach of contract and anticipatory breach of contract and seeks damages of at least $15 million. The Company’s lost profits resulting from Broadstripe, LLC’s wrongful termination of the contract are estimated to be approximately $7 million. On August 9, 2011, the Company filed a motion to dismiss Broadstripe, LLC’s counterclaims. On August 21, 2011, Broadstripe, LLC filed a motion asking the Court to estimate the Company’s substantial administrative expense claim that would result from Broadstripe, LLC’s proposed bankruptcy plan. The Court scheduled a hearing on Broadstripe, LLC’s motion to estimate the Company’s administrative expense claim and Broadstripe, LLC’s counterclaims for November 30, 2011. The parties appeared at a mediation session on October 4, 2011, which did not lead to a resolution of this matter. The parties continue to discuss ways to reach an amicable resolution of this matter. While the Company cannot predict the result of these matters with any certainty, the Company believes that the overall outcome is more likely to be neutral or positive for Net2Phone Cable Telephony, LLC.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Alexsam filed its complaint against the Company in September 2007. The Company does not expect that this decision will have a material impact on its future business operations. The Company intends to appeal the verdict. On September 1, 2011, Alexsam filed a new action relating to post-judgment royalties for the products and systems previously found to infringe its patents. In fiscal 2011, the Company recorded an expense of $10.8 million related to this matter, which is included in “Other operating gains, net” in the Company’s consolidated statement of income. As of July 31, 2011, the Company had $10.1 million in accrued expenses for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. The parties participated in non-binding mediation on March 14-15, 2011, which did not result in a resolution. However, the parties continue to discuss ways to reach an amicable resolution of this matter. Arbitrators have been selected and the arbitration is scheduled for June 11, 2012. As of July 31, 2011, the Company’s remaining accrual for these matters was $14.0 million. The Company is currently unable to form an estimate of any potential additional liabilities to the Company related to this matter.

On August 15, 2010, the Israel Union for Environmental Defense (the “Union”) filed a petition with the Supreme Court of Israel against various ministries of the State of Israel and the Jerusalem Regional Committee for Planning and Construction, and naming IEI, as a respondent. The petition seeks an order of the Court requiring the respondents to explain the grant of the oil shale exploratory license to IEI and setting aside or cancelling the license. The Union claims that the license was granted without following all requirements imposed by applicable law, particularly regarding environmental impact and compliance with zoning, land use and similar laws and plans. IEI filed its response on December 12, 2010. On April 29, 2011, the state attorney for Israel submitted its response on behalf of the named ministries and is defending the case on both the validity of the license and the planning procedure. The Court rejected the Union’s request for an injunction and scheduled a hearing on the case for April 4, 2012. IEI believes that it followed the requirements imposed by the Ministry of National Infrastructures (the agency that issued the license) and that it is in compliance with applicable laws and regulatory requirements. If the petition were granted, it would likely have a significant adverse effect on IEI’s oil shale venture in Israel.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

T-Mobile is seeking monetary damages, including interest and costs, in an amount to be determined at trial. The Company answered the complaint and asserted various counterclaims arising from T-Mobile’s interference with the sales efforts of the Company’s prepaid wireless unit. The Court denied T-Mobile’s motion for judgment on the pleadings in which T-Mobile had requested damages in an amount of approximately $44 million. The parties are engaged in discovery. On June 10, 2011, T-Mobile filed motions for summary judgment as to (i) its cause of action for breach of contract and (ii) the counterclaims and affirmative defenses of the Company’s subsidiary, which the Company opposed. After oral argument, the Court denied T-Mobile’s motion with respect to its claim for breach of contract. After supplemental briefing on the counterclaims and affirmative defenses, the Court denied in part and granted in part T-Mobile’s motion with respect to the counterclaims and affirmative defenses. A trial date is currently set for October 24, 2011. The Company believes that it has valid defenses to T-Mobile’s allegations and intends to conduct a vigorous legal defense. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. The Company’s opening brief is due on November 7, 2011. Tyco’s opposition is due by December 7, 2011 and the Company’s reply is due by December 16, 2011.

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

Note 16—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $2.6 million as of July 31, 2011.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2011, the Company had accrued an aggregate of $7.0 million related to these audits. The following is a summary of the more significant audits:

•

In June 2010, the New York City Finance Department notified the Company that it is conducting a utility tax audit on IDT Energy’s electricity sales for the period from June 1, 2007 through December 31, 2008. The notice of audit related to the collection and remittance of utility taxes from IDT Energy customers. In June 2011, IDT Energy received a Notice of Proposed Tax Adjustments from the New York City Finance Department related to this audit that included aggregate assessments of tax, interest and penalties of $7.2 million. In addition, IDT Energy’s potential exposure for tax, interest and penalties for the period from January 1, 2009 through July 31, 2011 is an additional $6.2 million.

•

In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit that resulted in the entry of a Judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets.

•

In January 2011 and May 2011, the Company received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million.

•

In March 2011, the Company consented to audit adjustments of its New York State utility excise tax for 2004 through 2009 and paid $1.3 million. The Company had previously accrued $1.5 million for these audit adjustments.

•

In May 2011, the Company received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million.

The Company believes that it has adequately provided for all of the obligations for these taxes, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The future minimum payments for capital and operating leases as of July 31, 2011 are as follows:

(in thousands)	Operating Leases	Capital Leases
Year ending July 31:
2012	$5,196	$1,715
2013	2,451	—
2014	798	—
2015	677	—
2016	570	—
Thereafter	601	—
Total payments	$10,293	1,715
Less amount representing interest		(14)
Less current portion		(1,701)
Capital lease obligations—long-term portion		$—

Rental expense under operating leases was $4.7 million and $4.9 million in fiscal 2011 and fiscal 2010, respectively. In addition, connectivity charges under operating leases were $19.0 million and $21.8 million in fiscal 2011 and fiscal 2010, respectively.

Other Commitments and Contingencies

As of July 31, 2011, the Company had letters of credit outstanding totaling $7.9 million, the majority of which expire by July 31, 2013. The letters of credit outstanding at July 31, 2011 were collateral to secure primarily mortgage repayments and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. As of July 31, 2011 and 2010, cash and cash equivalents of $6.6 million and $11.8 million, respectively, that serve as collateral were restricted against such letters of credit, and were included in “Restricted cash and cash equivalents” in the Company’s consolidated balance sheets.

As of June 29, 2009, IDT Energy entered into a Preferred Supplier Agreement with BP Energy Company and BP Corporation North America Inc. (collectively “BP”), pursuant to which BP is IDT Energy’s preferred provider of electricity and natural gas. The agreement allows for purchases of electricity and natural gas for customers in areas where the utilities have purchase of receivable programs, and includes a one-time inclusion of existing IDT Energy customers not covered by a purchase of receivable program. IDT Energy purchases electricity and natural gas from BP and pays an additional financing fee based on volumetric loads in accordance with the agreement. In fiscal 2011 and fiscal 2010, financing fee expense was $2.1 million and $1.8 million, respectively, which was included in “Interest expense, net” in the Company’s consolidated statements of income. IDT Energy makes a monthly payment for its purchases and the related fees, and any outstanding, unpaid amounts accrue interest until paid. IDT Energy’s obligations to BP are secured by a first security interest in deposits or receivables from utilities in connection with their purchase of customer receivables under the applicable purchase of receivables program, and in any cash deposits or letters of credit posted in connection with any collateral accounts with BP. The term of the agreement is through June 30, 2014, with an automatic renewal for an additional year unless either party provides written notice to the other party at least six months prior to June 30, 2014 that it will not renew the agreement. IDT Energy’s ability to purchase electricity and natural gas under this agreement is subject to satisfaction of certain conditions including the maintenance of certain covenants. As of July 31, 2011, cash and cash equivalents of $0.1 million and trade accounts receivable of $25.0 million were pledged to BP as collateral for the payment of IDT Energy’s trade accounts payable to BP of $13.7 million as of July 31, 2011.

As of July 31, 2011 and 2010, “Cash and cash equivalents” in the Company’s consolidated balance sheets included approximately $9 million and $10 million, respectively, that was held pursuant to banking regulatory requirements related to IDT Financial Services Holdings Limited, the Company’s Gibraltar-based bank. In addition, as of July 31, 2011 and 2010, “Trade accounts payable” in the Company’s consolidated balance

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sheets included refundable customer deposits of $1.5 million and $1.3 million, respectively, related to the Company’s European prepaid payment services business.

Note 17—Related Party Transactions

See Note 7 for a description of the IDT Global Israel transaction under “All Other” and Note 12 for descriptions of the Zedge, IEI and GEIC transactions under “Sales of Stock of Subsidiaries.”

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by the Company’s Chairman and Chief Executive Officer, Howard S. Jonas. Billings for such services were $17,000 and $24,000 in fiscal 2011 and fiscal 2010, respectively. The balance owed to the Company by Jonas Media Group was $0.3 million as of July 31, 2011 and 2010.

The Company, through its former subsidiary CTM Media Group (see Note 2), distributed brochures for a distribution firm controlled by Howard Jonas. Billings by CTM Media Group for such distribution services were $5,000 in fiscal 2010. The distribution firm also distributes brochures for CTM Media Group. Billings to CTM Media Group for such services were $15,000 in fiscal 2010. The fiscal 2010 amounts are for the period from August 1, 2009 through September 14, 2009 (the date of the CTM Spin-Off).

The Company obtains insurance policies from several insurance brokers. IGM Brokerage Corp. (“IGM”) acted as the Company’s insurance broker in fiscal 2010. IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that (1) IGM received commissions and fees from payments made by the Company in the aggregate amounts of $15,000 (including payments from third party brokers) in each of fiscal 2011 and fiscal 2010, which fees and commissions inured to the benefit of Mr. Mason, and (2) the amounts IGM received in fiscal 2011 and fiscal 2010 represented IGM’s commission on various insurance policies held by the Company, for which the total payments by the Company to IGM were $0.2 million in each of fiscal 2011 and fiscal 2010. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with Irwin Jonas and Jonathan Mason (and currently, Irwin Jonas’ widow).

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $24,000 in each of fiscal 2011 and fiscal 2010. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

The Vice-Chairman and former Chief Executive Officer of the Company, James A. Courter, is a partner in the law firm of Courter, Kobert & Cohen, P.C., which has served as counsel to the Company since July 1996. The Company did not make any payments to Courter, Kobert & Cohen, P.C. in fiscal 2011. The Company paid Courter, Kobert & Cohen, P.C. $1,000 in fiscal 2010.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had loans receivable outstanding from employees aggregating $0.2 million and $0.1 million as of July 31, 2011 and 2010, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provides certain administrative and other services to CTM Holdings on an interim basis. Such services include assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. Howard Jonas is the controlling stockholder and Chairman of the Board of CTM Holdings. In fiscal 2011 and fiscal 2010, the Company’s selling, general and administrative expenses were reduced by $0.1 million and $0.8 million, respectively, for the amounts charged to CTM Holdings. At July 31, 2011 and 2010, other current assets included less than $0.1 million receivable from CTM Holdings.

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

Note 18—Defined Contribution Plans

The Company maintains a 401(k) Plan (the “Plan”) available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. The Company did not incur any cost for contributions to the Plan in fiscal 2011 or fiscal 2010. In fiscal 2011, the Company’s matching contributions were made using forfeited funds. The Company did not make any matching contributions to the Plan in fiscal 2010. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 19—Business Segment Information

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

The Company’s subsidiary, Genie Energy Ltd., owns 99.3% of GEIC, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Telecom Platform Services segment provides various telecommunications services including prepaid and rechargeable calling cards, a range of VoIP communications services, and wholesale carrier services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. The IDT Energy segment operates the Company’s energy services company, or ESCO, that resells electricity and natural gas to residential and small business customers in New York, New Jersey and Pennsylvania. The Genie Oil and Gas segment consists of (1) AMSO, which holds and manages a 50% interest in AMSO, LLC, the Company’s oil shale initiative in Colorado, and (2) an 89% interest in IEI, the Company’s oil shale initiative in Israel. All Other includes (1) Zedge, an independent consumer distribution channel for mobile games and personalization—ringtones, wallpapers and alerts—for Android phones, feature phones and tablets, (2) Fabrix, the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution, (3) a portfolio of patents held by ICTI related to VoIP technology and the licensing and other businesses related to these patents, (4) a significant number of Federal Communications Commission licenses for commercial fixed wireless spectrum, (5) certain real estate and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	IDT Energy	Genie Oil and Gas	All Other	Corporate	Total
Year ended July 31, 2011
Revenues	$1,316,601	$26,440	$203,561	$—	$8,875	$—	$1,555,477
Income (loss) from operations	21,608	7,100	22,458	(10,246)	(2,945)	(16,106)	21,869
Depreciation and amortization	17,628	59	24	—	2,660	605	20,976
Severance and other charges	926	—	—	—	—	127	1,053
Year ended July 31, 2010
Revenues	$1,150,150	$37,173	$201,358	$—	$6,254	$—	$1,394,935
Income (loss) from operations	14,405	12,475	37,814	(6,481)	(10,064)	(15,986)	32,163
Depreciation and amortization	29,220	110	86	—	2,968	1,042	33,426
Severance and other charges	1,570	63	99	—	(63)	3,172	4,841

Telecom Platform Services’ income from operations in fiscal 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 7) and an expense of $10.8 million related to an action alleging patent infringement (see Notes 7 and 15). Telecom Platform Services’ income from operations in fiscal 2010 included a gain of $10.0 million from the settlement of litigation with certain defendants affiliated with STi Prepaid, LLC (see Note 7) and a gain of $0.4 million from the settlement of other claims.

All Other’s loss from operations in fiscal 2011 was net of a gain of $2.6 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 7), and a gain of $0.6 million from the settlement of other claims. All Other’s loss from

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operations in fiscal 2010 included expense of $1.5 million for the settlement of certain claims, net of a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd. (see Note 7) and a gain of $0.7 million on the sale of land and building (see Note 7).

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Revenue from customers located outside of the United States was 33% and 35% of total revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively. Western Europe represented 27% and 28% of total revenues from continuing operations in fiscal 2011 and fiscal 2010, respectively. In each of fiscal 2011 and fiscal 2010, the United Kingdom represented 12% of total revenues from continuing operations. Revenues by country are determined based on selling location.

Net long-lived assets and total assets held outside of the United States, primarily in Western Europe, totaled $4.8 million and $140.6 million, respectively, as of July 31, 2011 and $4.6 million and $110.4 million, respectively, as of July 31, 2010.

Note 20—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2011 and fiscal 2010:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income (loss) from operations	Income (loss) from continuing operations	Net income (loss) attributable to IDT Corporation	Income (loss) per share —basic		Income (loss) per share —diluted
						From continuing operations	Net income (loss)	From continuing operations	Net income (loss)
2011:
October 31(a)(g)	$355,275	$283,177	$11,000	$15,839	$15,648	$0.76	$0.76	$0.70	$0.70
January 31(b)(g)	398,716	329,286	8,105	3,190	3,936	0.19	0.19	0.18	0.18
April 30(c)(g)	393,975	319,602	6,231	5,822	7,001	0.34	0.34	0.31	0.31
July 31(d)	407,511	337,315	(3,467)	(4,980)	227	(0.16)	0.01	(0.16)	0.01
TOTAL	$1,555,477	$1,269,380	$21,869	$19,871	$26,812	$1.13	$1.30	$1.04	$1.19
2010:
October 31(g)	$325,350	$258,176	$155	$(3,517)	$(3,481)	$(0.17)	$(0.17)	$(0.17)	$(0.17)
January 31(g)	361,024	288,483	7,630	4,140	3,709	0.19	0.18	0.18	0.17
April 30(e)(g)	353,946	281,242	16,576	12,530	12,607	0.61	0.61	0.58	0.58
July 31(f)(g)	354,615	282,822	7,802	7,500	7,455	0.36	0.36	0.33	0.33
TOTAL	$1,394,935	$1,110,723	$32,163	$20,653	$20,290	$1.00	$0.99	$0.95	$0.94

(a) Included in income from operations were other operating gains of $2.5 million, which was comprised of (1) a gain of $1.9 million from an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey and (2) a gain of $0.6 million from the settlement of other claims. Included in income from continuing operations were (1) other income of $5.4 million from the settlement of an arbitration claim related to auction rate securities and (2) a benefit from income taxes of $1.1 million primarily due to the reversal of income tax expense related to an IRS audit that was completed in August 2010.

(b) Included in income from operations were other operating gains, net of $4.9 million, which was comprised of (1) a gain of $14.4 million related to the termination of a cable telephony agreement and (2) a additional gain of $0.8 million from an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey, net of (3) a loss of $9.8 million from an alleged patent infringement and (4) other loss of $0.5 million.

(c) Included in income from continuing operations was a benefit from income taxes of $2.6 million primarily due to the reversal of income tax expense related to an expected tax refund from the liquidation of the Company’s legal entity in Puerto Rico.

(d) Included in loss from operations was additional loss from an alleged patent infringement of $1.1 million. Included in loss from continuing operations was benefit from income taxes of $2.8 million from the reversal of a portion of the Company’s valuation allowance. Included in income attributable to IDT Corporation was income from discontinued operations of $3.5 million. Basic and diluted earnings per share are the same since the Company had a loss from continuing operations in the period.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Included in income from operations were other operating gains, net of $9.0 million, which was comprised of (1) a gain of $10.0 million from the settlement of litigation and (2) a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd., net of (3) $1.5 million for the settlement of certain other claims.

(f) Included in income from operations were other operating gains of $1.1 million, which was comprised of (1) a gain of $0.4 million from the settlement of certain claims and (2) a gain of $0.7 million on the sale of land and building.

(g) Commission expense in the quarters ended October 31, 2010 ($2.1 million), January 31, 2011 ($2.8 million), April 30, 2011 ($3.0 million), October 31, 2009 ($2.0 million), January 31, 2010 ($1.6 million), April 30, 2010 ($1.5 million), and July 31, 2010 ($1.4 million), previously included in “Selling, general and administrative expenses” has been reclassified as a reduction of revenues.