Form 10-Q
period 2011-10-31
IDT CORP
filed 2011-12-12
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 8, 2011, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,168,970 shares outstanding (excluding 2,477,808 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$129,114	$220,426
Restricted cash and cash equivalents	6,333	4,128
Certificates of deposit	—	3,542
Trade accounts receivable, net of allowance for doubtful accounts of $14,203 at October 31, 2011 and $15,375 at July 31, 2011	93,757	100,146
Prepaid expenses	17,990	21,920
Investments—short-term	208	198
Other current assets	10,871	13,720
Assets of discontinued operations	—	63,140

Total current assets	258,273	427,220
Property, plant and equipment, net	88,075	90,471
Goodwill	14,943	15,012
Other intangibles, net	2,470	2,661
Investments—long-term	8,111	8,721
Restricted cash and cash equivalents—long-term	11,092	12,241
Other assets	11,009	11,840

Total assets	$393,973	$568,166

Liabilities and equity
Current liabilities:
Trade accounts payable	$36,150	$42,269
Accrued expenses	155,380	166,617
Deferred revenue	74,278	78,852
Due to Genie Energy Ltd.	11,892	—
Income taxes payable	823	2,257
Capital lease obligations—current portion	608	1,701
Notes payable—current portion	510	611
Other current liabilities	2,732	3,287
Liabilities of discontinued operations	—	25,826

Total current liabilities	282,373	321,420
Notes payable—long-term portion	29,615	29,564
Income taxes payable—long-term	3,781	3,781
Other liabilities	7,709	9,611

Total liabilities	323,478	364,376
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2011 and July 31, 2011	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,621 and 23,586 shares issued and 21,144 and 21,109 shares outstanding at October 31, 2011 and July 31, 2011, respectively	236	236
Additional paid-in capital	392,399	520,732
Treasury stock, at cost, consisting of 1,698 shares of Class A common stock and 2,477 shares of Class B common stock at October 31, 2011 and July 31, 2011	(94,941)	(94,941)
Accumulated other comprehensive income	1,780	3,027
Accumulated deficit	(229,535)	(219,992)

Total IDT Corporation stockholders’ equity	69,972	209,095
Noncontrolling interests:
Noncontrolling interests	523	(4,305)
Receivable for issuance of equity	—	(1,000)

Total noncontrolling interests	523	(5,305)

Total equity	70,495	203,790

Total liabilities and equity	$393,973	$568,166

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2011	2010
	(in thousands, except per share data)

Revenues	$376,777	$309,767
Direct cost of revenues (exclusive of depreciation and amortization)	(319,352)	(252,392)

Gross profit	57,425	57,375
Operating expenses:
Selling, general and administrative (i)	51,783	49,151
Depreciation and amortization	4,442	5,679
Research and development	1,010	725

Total operating expenses	57,235	55,555
Other operating (loss) gains	(11,252)	2,520

(Loss) income from operations	(11,062)	4,340
Interest expense, net	(478)	(1,241)
Other income, net	189	6,022

(Loss) income from continuing operations before income taxes	(11,351)	9,121
Benefit from income taxes	3,263	4,052

(Loss) income from continuing operations	(8,088)	13,173
Discontinued operations, net of tax:
Income from discontinued operations	1,015	2,666
Income on sale of discontinued operations	2,000	—

Total discontinued operations	3,015	2,666

Net (loss) income	(5,073)	15,839
Net loss (income) attributable to noncontrolling interests	747	(191)

Net (loss) income attributable to IDT Corporation	$(4,326)	$15,648

Amounts attributable to IDT Corporation common stockholders:
(Loss) income from continuing operations	$(8,236)	$12,958
Income from discontinued operations	3,910	2,690

Net (loss) income	$(4,326)	$15,648

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
(Loss) income from continuing operations	$(0.40)	$0.63
Income from discontinued operations	0.19	0.13

Net (loss) income	$(0.21)	$0.76

Weighted-average number of shares used in calculation of basic earnings per share	20,365	20,544

Diluted:
(Loss) income from continuing operations	$(0.40)	$0.58
Income from discontinued operations	0.19	0.12

Net (loss) income	$(0.21)	$0.70

Weighted-average number of shares used in calculation of diluted earnings per share	20,365	22,378

Dividends declared per common share	$0.23	$—

(i) Stock-based compensation included in selling, general and administrative expenses	$684	$344

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Net (loss) income	$(5,073)	$15,839
Other comprehensive loss:
Change in unrealized (loss) gain on available-for-sale securities	(2)	131
Foreign currency translation adjustments	(794)	(160)

Other comprehensive loss	(796)	(29)

Comprehensive (loss) income	(5,869)	15,810
Comprehensive loss (income) attributable to noncontrolling interests	735	(196)

Comprehensive (loss) income attributable to IDT Corporation	$(5,134)	$15,614

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2011	2010
	(in thousands)
Operating activities
Net (loss) income	$(5,073)	$15,839
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Net income from discontinued operations	(3,015)	(2,666)
Depreciation and amortization	4,442	5,679
Severance and other payments	—	(257)
Deferred income taxes	(997)	—
Provision for doubtful accounts receivable	1,108	1,294
Gain on settlement of auction rate securities arbitration claim	—	(5,379)
Gain on proceeds from insurance	—	(1,863)
Interest in the equity of investments	256	(338)
Stock-based compensation	684	344
Change in assets and liabilities:
Trade accounts receivable	(1,053)	(23,206)
Prepaid expenses, other current assets and other assets	7,276	2,667
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(11,276)	(337)
Income taxes payable	(1,434)	(1,373)
Deferred revenue	(4,277)	13,184

Net cash (used in) provided by operating activities	(13,359)	3,588
Investing activities
Capital expenditures	(1,926)	(3,298)
Increase in investments	—	(50)
Proceeds from sale and redemption of investments	343	534
(Increase) decrease in restricted cash and cash equivalents	(1,056)	1,074
Proceeds from sale of building	—	100
Proceeds from insurance	—	2,687
Proceeds from marketable securities	—	5,731
Purchases of certificates of deposit	—	(4,407)
Proceeds from maturities of certificates of deposit	3,540	—

Net cash provided by investing activities	901	2,371
Financing activities
Dividends paid	(5,217)	—
Cash of subsidiaries deconsolidated as a result of the Genie spin-off	(92,351)	—
Distributions to noncontrolling interests	(350)	(550)
Repayments of capital lease obligations	(1,092)	(1,438)
Repayments of borrowings	(160)	(152)

Net cash used in financing activities	(99,170)	(2,140)
Discontinued operations
Net cash (used in) provided by operating activities	(889)	2,030
Net cash used in investing activities	(2,048)	(1,519)

Net cash (used in) provided by discontinued operations	(2,937)	511
Effect of exchange rate changes on cash and cash equivalents	(622)	805

Net (decrease) increase in cash and cash equivalents	(115,187)	5,135
Cash and cash equivalents (including discontinued operations) at beginning of period	244,301	221,753

Cash and cash equivalents (including discontinued operations) at end of period	129,114	226,888
Less cash and cash equivalents of discontinued operations at end of period	—	(25,118)

Cash and cash equivalents (excluding discontinued operations) at end of period	$129,114	$201,770

Supplemental schedule of non-cash investing and financing activities
Contribution due to Genie in connection with the spin-off	$11,892	$—

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the Genie spin-off	$30,695	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. The balance sheet at July 31, 2011 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2012 refers to the fiscal year ending July 31, 2012).

Certain prior year amounts have been reclassified to conform to the current period’s presentation:

●
In the consolidated balance sheet, cash and cash equivalents of $9.9 million and restricted cash and cash equivalents of $2.3 million at July 31, 2011 previously included in “Cash and cash equivalents” and “Restricted cash and cash equivalents”, respectively, have been reclassified to “Restricted cash and cash equivalents-long-term”;

●	In the consolidated balance sheet, deposits of $1.8 million at July 31, 2011 previously included in “Other current assets” have been reclassified to “Other assets”;
●
In the consolidated balance sheet, income taxes payable of $3.8 million at July 31, 2011 previously included in “Income taxes payable” have been reclassified to “Income taxes payable-long-term portion”; and

●
In the consolidated statement of operations, commission expense of $2.1 million in the three months ended October 31, 2010 previously included in “Selling, general and administrative expenses” has been reclassified as a reduction of revenues.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.3 million and $0.4 million in the three months ended October 31, 2011 and 2010, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of operations.

Note 2— Discontinued Operations

Genie Energy Ltd.

On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011. Genie owns 99.3% of Genie Energy International Corporation, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. IDT Energy is a retail energy provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States. Genie Oil and Gas is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other unconventional fuel resources. Genie Oil and Gas resource development projects include oil shale initiatives in Colorado and Israel. Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of October 28, 2011, each of the Company’s stockholders received one share of Genie Class A common stock for every share of the Company’s Class A common stock and one share of Genie Class B common stock for every share of the Company’s Class B common stock held as of the close of business on October 21, 2011.

The Company has received a private letter ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the Genie spin-off will qualify as tax-free under Section 355 of the Internal Revenue Code of 1986 (the “Code”). In addition to obtaining the IRS ruling, the Company has received an opinion from PricewaterhouseCoopers LLP, confirming the tax-free status of the spin-off for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 355 of the Code not specifically addressed in the IRS ruling.

In October 2011, prior to the spin-off, the Company funded Genie with $70.3 million so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash at the time of the spin-off. In November and December 2011, the Company funded Genie with an additional $11.9 million so that Genie was capitalized with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. As of October 31, 2011, the Company recorded an $11.9 million payable to Genie which is classified as “Due to Genie Energy Ltd.” with an offset to additional paid-in capital in the accompanying consolidated balance sheet.

The Company entered into various agreements with Genie prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by the Company and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by the Company relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by the Company to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of the Company’s foreign subsidiaries. In addition, the Company entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of the Company and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company was eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011 or a shorter period under specified circumstances (“Contingent Value”), equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, the Company would have to pay Liberty Media up to $3.5 million if the Contingent Value did not exceed $439 million. In September 2011, the Company and Liberty Media executed an agreement to settle and resolve all claims related to the Contingent Value and certain other disputes and claims. Liberty Media paid the Company $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in the accompanying consolidated statement of operations.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Revenues	$45,796	$45,508

Income before income taxes	$2,609	$5,578

Net income	$1,015	$2,666

The assets and liabilities of Genie and subsidiaries at July 31, 2011 included in discontinued operations consist of the following:

(in thousands)
Assets
Cash and cash equivalents	$23,875
Restricted cash and cash equivalents	163
Trade accounts receivable, net	26,124
Prepaid expenses	2,158
Deferred income taxes, net-current portion	1,019
Other current assets	3,001
Property, plant and equipment, net	335
Goodwill	3,663
Deferred income taxes, net-long-term portion	1,795
Other assets	1,007

Assets of discontinued operations	$63,140

Liabilities
Trade accounts payable	$16,537
Accrued expenses	7,475
Income taxes payable	1,663
Other current liabilities	91
Other liabilities	60

Liabilities of discontinued operations	$25,826

Note 3—Other Operating (Loss) Gains

The following table summarizes the other operating (loss) gains by business segment:

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Telecom Platform Services-loss on settlements of litigation	$(11,252)	$—
All Other-gain on insurance claim	—	1,863
All Other-gain on settlement of other claims	—	657

Total	$(11,252)	$2,520

Telecom Platform Services

On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to an alleged breach of a wholesale supply agreement (see Note 8). In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. In addition, in the three months ended October 31, 2011, the Company recorded a $0.2 million loss on the settlement of an unrelated claim.

All Other

In the three months ended October 31, 2010, the Company received proceeds from insurance of $2.7 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. The Company recorded a gain of $1.9 million in the three months ended October 31, 2010 from this insurance claim. The Company received aggregate proceeds of $4.0 million in fiscal 2011 and fiscal 2010 and recorded an aggregate gain of $2.6 million in fiscal 2011 from this insurance claim.

In November 2011, the Company entered into an agreement to sell eight of its spectrum licenses for $6.8 million, subject to regulatory approval and other closing conditions.

Note 4—Fair Value Measurements

At October 31, 2011 and July 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis. At October 31, 2011 and July 31, 2011, the Company had $5.1 million and $5.7 million, respectively, in investments in hedge funds, of which $0.2 million and $0.2 million, respectively, were included in “Investments—short-term” and $4.9 million and $5.5 million, respectively, were included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

The Company’s marketable securities during the three months ended October 31, 2010 included auction rate securities for which the underlying asset was preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were therefore classified as Level 3.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Balance, beginning of period	$—	$218
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income, net”	—	5,379
Included in earnings in “Selling, general and administrative expense”	—	—
Included in other comprehensive (loss)	—	131
Purchases, sales, issuances and settlements:
Sales	—	(5,728)
Transfers in (out) of Level 3	—	—

Balance, end of period	$—	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the period:
Included in “Other income, net”	$—	$—

Included in “Selling, general and administrative expense”	$—	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At October 31, 2011 and July 31, 2011, the carrying value of the Company’s financial instruments included in certificates of deposit, trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, due to Genie Energy Ltd., income taxes payable, capital lease obligations and other current liabilities approximate fair value because of the short period of time to maturity. At October 31, 2011 and July 31, 2011, the carrying value of the Company’s notes payable and other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at October 31, 2011 and July 31, 2011 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.5 million at October 31, 2011 and July 31, 2011 which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2011
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2011	$209,095	$(5,305)	$203,790
Dividends declared ($0.23 per share)	(5,217)	—	(5,217)
Genie spin-off	(129,734)	6,688	(123,046)
Distributions to noncontrolling interests	—	(350)	(350)
Other	—	225	225
Stock-based compensation	962	—	962
Comprehensive income:
Net loss	(4,326)	(747)	(5,073)
Other comprehensive loss	(808)	12	(796)

Comprehensive loss	(5,134)	(735)	(5,869)

Balance, October 31, 2011	$69,972	$523	$70,495

Dividend Payments

On October 12, 2011, the Company paid a cash dividend of $0.23 per share for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividends paid were $5.2 million.

On December 12, 2011, the Company’s Board of Directors declared a $0.13 per share dividend payable on January 5, 2012 to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on December 22, 2011.

Stock-Based Compensation

On November 22, 2011, the Company entered into an Employment Agreement with Mr. Bill Pereira, the Chief Executive Officer of IDT Telecom and formerly the Company’s Chief Financial Officer. Pursuant to this agreement, among other things, the Company (i) will employ Mr. Pereira until December 31, 2014, (ii) granted Mr. Pereira options to purchase 7,750 shares of the Company’s Class B common stock, with an exercise price of $12.67 per share, which was equal to the fair market value on the date of grant and (iii) granted Mr. Pereira 25,000 restricted shares of the Company’s Class B common stock. The options and restricted shares were granted on November 22, 2011 under the Company’s 2005 Stock Option and Incentive Plan. The options and restricted shares vest in three equal annual installments beginning on November 22, 2012. If the Company terminates Mr. Pereira’s employment without cause (as defined in the employment agreement) or Mr. Pereira terminates his employment for good reason (as defined in the employment agreement), then all options will immediately vest and the restrictions on all shares will lapse on the day immediately prior to the date of termination. The fair value of the options and restricted shares on the grant date of $41,000 and $0.3 million, respectively, is expected to be recognized as compensation expense over the vesting period that ends on November 22, 2014. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 66% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 1.06%, (3) expected term of 6 years and (4) an expected dividend yield of 4.4%. The fair value of the restricted shares was determined based on the closing price of the Company’s Class B common stock on the date of grant. No compensation cost was recognized related to this agreement in the three months ended October 31, 2011.

On October 28, 2011, the Company entered into an Employment Agreement with Mr. Liore Alroy, the Company’s Deputy Chairman and formerly the Chief Executive Officer of IDT Telecom. Pursuant to this agreement, among other things, the Company (i) will employ Mr. Alroy until October 28, 2014 and (ii) granted Mr. Alroy options on November 22, 2011 under the Company’s 2005 Stock Option and Incentive Plan to purchase 0.2 million shares of the Company’s Class B common stock, with an exercise price of $12.67 per share, which was equal to the fair market value on the date of grant. The options vest in eight equal annual installments beginning on November 22, 2012. If the Company terminates Mr. Alroy’s employment without cause (as defined in the employment agreement), or the term of Mr. Alroy’s employment expires and the Company does not offer to extend the term, or Mr. Alroy terminates his employment for good reason (as defined in the employment agreement), then (i) three-eighths of the unvested options will vest on the first anniversary of the date of termination, (ii) one-half of the unvested options will vest on the second anniversary of the date of termination and (iii) the remaining unvested options will vest on the third anniversary of the date of termination. The fair value of the options on the grant date of $1.2 million is expected to be recognized as compensation expense over the vesting period that ends on November 22, 2019. The fair value was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 66% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 1.62%, (3) expected term of 7.25 years and (4) an expected dividend yield of 4.4%. No compensation cost was recognized related to this agreement in the three months ended October 31, 2011.

As of October 31, 2011, there were fully vested outstanding options to purchase 0.5 million shares of the Company’s Class B common stock, with various exercise prices and expiration dates. The exercise prices of all of such options were above the market price for the Company’s Class B common stock on such date. On November 22, 2011, in connection with the Genie spin-off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 43.8% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the spin-off. Further, each option holder shared ratably in a pool of options to purchase 50,000 shares of Genie Class B common stock, meaning that each option holder received an option to purchase one-tenth of a share of Genie Class B common stock for each option to purchase one share of the Company’s Class B common stock held as of the Genie spin-off. The November 2011 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Genie will be accounted for by the Company as a modification in the second quarter of fiscal 2012. The modification affected approximately 120 of the Company’s employees. The Company does not expect to record a stock-based compensation charge as a result of this modification.

In December 2010, January 2011 and October 2011, an aggregate of 0.2 million restricted shares of the Company’s Class B common stock was granted to certain of the Company’s directors, officers and employees. Total unrecognized compensation cost on the grant date was $6.4 million. The equity awards were measured using the grant date fair value of the Company’s Class B common stock and are not remeasured at the end of each reporting period. The unrecognized compensation cost of $4.1 million at October 31, 2011 is expected to be recognized over the remaining vesting period that ends in October 2014. The Company recognized compensation cost related to these shares of $0.5 million and nil in the three months ended October 31, 2011 and 2010, respectively.

On October 31, 2008, the Company entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, the Company’s Chairman of the Board and as of October 22, 2009 the Company’s Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with the Company runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of the Company’s Class B common stock and 0.9 million restricted shares of the Company’s common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in control of the Company; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.1 million at October 31, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. The Company recognized compensation cost related to this agreement of $0.2 million in the three months ended October 31, 2011 and 2010. As of October 28, 2011, the Company entered into a Second Amended and Restated Employment Agreement with Mr. Jonas that incorporated the terms of the Amended and Restated Employment Agreement described above.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases in the three months ended October 31, 2011 and 2010. As of October 31, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net (loss) income attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture (non-vested) and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Basic weighted-average number of shares	20,365	20,544
Effect of dilutive securities:
Stock options	—	2
Non-vested restricted common stock	—	780
Non-vested restricted Class B common stock	—	1,052

Diluted weighted-average number of shares	20,365	22,378

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Stock options	468	593
Non-vested restricted Class B common stock	2,407	—

Shares excluded from the calculation of diluted earnings per share	2,875	593

For the three months ended October 31, 2011, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of non-vested restricted stock would have been anti-dilutive. For the three months ended October 31, 2010, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

Note 7—Business Segment Information

The Company has two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise the IDT Telecom division. All other operating segments that are not reportable individually are included in All Other. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides various telecommunications solutions including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services, payment services, and wholesale termination services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. All Other includes (1) Zedge, a distribution platform for personalization of feature phones, smart phones and tablets, (2) Fabrix, a software development company specializing in highly efficient video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) a portfolio of patents held by the Company’s subsidiary Innovative Communications Technologies, Inc. related to VoIP technology and the licensing and other businesses related to these patents, (5) certain real estate and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total

Three Months Ended October 31, 2011
Revenues	$369,065	$5,392	$2,320	$—	$376,777
(Loss) income from operations	(7,349)	1,210	(884)	(4,039)	(11,062)

Three Months Ended October 31, 2010
Revenues	$300,381	$7,461	$1,925	$—	$309,767
Income (loss) from operations	5,476	2,048	732	(3,916)	4,340

Telecom Platform Services loss from operations in the three months ended October 31, 2011 included a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 8) and a $0.2 million loss on the settlement of an unrelated claim.

All Other’s income from operations in the three months ended October 31, 2010 included a gain of $1.9 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 3), and a gain of $0.6 million from the settlement of other claims.

Note 8—Legal Proceedings

On October 12, 2011, the Company and its subsidiary, IDT Domestic Telecom, Inc., entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against IDT Domestic Telecom, Inc. in the Superior Court of the State of Washington, King County. T-Mobile alleged that IDT Domestic Telecom, Inc. breached a wholesale supply agreement entered into between T-Mobile and IDT Domestic Telecom, Inc. in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, IDT Domestic Telecom, Inc. paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The Company recorded a loss of $11.0 million in the three months ended October 31, 2011 for this settlement, which is included in “Other operating (loss) gains” in the accompanying consolidated statement of operations. In addition, selling, general and administrative expense was reduced by $1.3 million for estimated legal fees related to this matter that were recorded in a prior period. The parties will execute a formal settlement agreement containing standard mutual releases and covenants not to sue and at such time will also execute and file a stipulation of dismissal of the complaint with the Court.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected the Company’s appeal and upheld the Swedish Tax Agency’s imposition of a value added tax (“VAT”) assessment including penalties and interest of approximately SEK 147 million ($22.7 million at October 31, 2011) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. The Company’s potential exposure for VAT, penalties and interest for the period from July 2008 through October 2011 is an additional SEK 41 million ($6.3 million at October 31, 2011). The Company has appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted the Company a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with the Company’s outside legal counsel, the Company concluded that the claims asserted in the judgment are not supported by Swedish law. Further, the Company concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against the Company should ultimately be reversed and the Company should prevail without a liability being incurred. The Company, therefore, has determined that a loss from this judgment is not probable and accordingly has not recorded an accrual for this matter. However, if the Company does not prevail in its appeal, imposition of assessments and penalties will have a material adverse effect on the Company’s results of operations, cash flows and financial condition.

On May 20, 2011, the Company’s subsidiary, Net2Phone Cable Telephony, LLC, brought an adversary proceeding in the United States Bankruptcy Court for the District of Delaware against Broadstripe, LLC, a debtor-in-possession under chapter 11 of the United States Bankruptcy Code. The complaint alleged breach of contract and unjust enrichment for failure to pay for telephony services and sought damages of approximately $450,000. On July 8, 2011, Broadstripe, LLC answered the complaint and filed a counterclaim against the Company alleging breach of contract and anticipatory breach of contract stemming from the Company’s alleged refusal to provide transition services in connection with Broadstripe, LLC’s proposed bankruptcy sale. On August 9, 2011, the Company filed a motion to dismiss Broadstripe, LLC’s counterclaims. On August 21, 2011, Broadstripe, LLC filed a motion asking the Bankruptcy Court to estimate the Company’s administrative expense claim that would result from Broadstripe, LLC’s proposed rejection of its agreements with the Company upon confirmation of its proposed bankruptcy plan and closing of its bankruptcy sale. The Court scheduled a hearing on Broadstripe, LLC’s motion to estimate the Company’s administrative expense claim and Broadstripe, LLC’s counterclaims for November 30, 2011. On November 9, 2011, the parties entered into a binding term sheet to settle these disputes. Pursuant to the binding term sheet, Broadstripe, LLC agreed to, among other things, pay the Company (i) $0.2 million in settlement of the deliqinuent accounts receivable claims alleged in theCompany’s complaint, and (ii) $1.75 million in settlement of the Company’s administrative expense claim stemming from Broadstripe, LLC’s rejection of its agreements with the Company. On December 5, 2011, the parties executed a settlement agreement and release that includes, among other things, the payments that were agreed upon in the term sheet. On December 8, 2011, the Bankruptcy Court entered an order approving the settlement agreement. Certain provisions of the settlement agreement, including Broadstripe, LLC’s obligation to pay the aforementioned $1.75 million settlement amount and the releases exchanged by the parties, are subject to the closing of Broadstripe, LLC’s bankruptcy sale and the occurrence of the effective date of Broadstripe, LLC’s proposed bankruptcy plan.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at 0.11% on the $10.1 million awarded in the final judgment. Alexsam filed its complaint against the Company in September 2007. The Company does not expect that this decision will have a material impact on its future business operations. On October 28, 2011, the Company filed its notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. The Company’s opening brief is due by January 9, 2012. Alexsam’s cross-appeal opening and response brief is due by February 20, 2012. The Company’s response and reply brief is due by April 2, 2012 and Alexsam’s cross-appeal reply brief is due by April 16, 2012. On September 1, 2011, Alexsam filed a new action relating to post-judgment royalties for the products and systems previously found to infringe its patents. On September 22, 2011, the Company filed its answer and counterclaim for declaratory judgment, which Alexsam moved to dismiss. The Company opposed Alexsam’s motion to dismiss. As of October 31, 2011, the Company had $10.1 million in accrued expenses for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. The parties participated in non-binding mediation on March 14-15, 2011, which did not result in a resolution. However, the parties continue to discuss ways to reach an amicable resolution of this matter. Arbitrators have been selected and the arbitration is scheduled for June 11, 2012. As of October 31, 2011, the Company’s remaining accrual for these matters was $13.9 million. The Company is currently unable to form an estimate of any potential additional liabilities to the Company related to this matter.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from certain of the Company’s subsidiaries and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay hundreds of thousands and potentially millions, of dollars of “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On November 18, 2011, the parties each submitted a motion for summary judgment. Opposition briefs were filed on December 9, 2011 and reply briefs are due by December 23, 2011. A trial date is set for March 5, 2012. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. The Company’s filed its opening brief on November 7, 2011. Tyco’s opposition is due by December 23, 2011 and the Company’s reply is due by January 13, 2012.

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

Note 9—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.5 million as of October 31, 2011.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of October 31, 2011, the Company had accrued an aggregate of $3.8 million related to these audits. The following is a summary of the more significant audits:

●
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets.

●
In January 2011 and May 2011, the Company received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million.

●
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

Other Commitments and Contingencies

As of October 31, 2011, the Company had letters of credit and surety bonds outstanding totaling $20.1 million, the majority of which expire by October 31, 2012. These letters of credit and surety bonds were collateral to secure primarily mortgage repayments and the $10.1 million Alexsam judgement (see Note 8), respectively. The letters of credit outstanding at October 31, 2011 also included letters of credit for the benefit of Genie of $3.4 million.

As of October 31, 2011 and July 31, 2011, “Trade accounts payable” in the Company’s consolidated balance sheets included refundable customer deposits of $2.8 million and $1.5 million, respectively, related to the Company’s European prepaid payment services business.

The Company’s restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services Holdings Limited, the Company’s Gibraltar-based bank. Restricted cash and cash equivalents consist of the following:

	October 31, 2011	July 31, 2011
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$5,191	$2,880
IDT Financial Services related	1,142	1,248

Total short-term	6,333	4,128
Restricted cash and cash equivalents-long-term
Letters of credit related	2,843	3,538
IDT Financial Services related	8,249	8,703

Total long-term	11,092	12,241

Total restricted cash and cash equivalents	$17,425	$16,369

Note 10—Other Income, Net

Other income, net consists of the following:

	Three Months Ended October 31,
	2011	2010
	(in thousands)

Gain on settlement of auction rate securities arbitration claim	$—	$5,379
Foreign currency transaction gains	426	236
(Loss) gain on investments	(242)	338
Other	5	69

Total other income, net	$189	$6,022

The gain on settlement of auction rate securities arbitration claim related to auction rate securities that the Company held with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of its arbitration claim. In the three months ended October 31, 2010, the Company recognized a gain of $5.4 million from the settlement of the arbitration claim.

Note 11—520 Broad Street Building

In the fourth quarter of fiscal 2009, the Company consolidated its operations in Newark, New Jersey into less office space that the Company is leasing at 550 Broad Street. The lease expires in September 2012. At October 31, 2011, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey was $44.3 million and the mortgage payable balance was $22.6 million. The Company is considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2011, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2011.

Overview

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides various telecommunications solutions including prepaid and rechargeable calling cards, a range of voice over Internet protocol, or VoIP, communications services, payment services, and wholesale termination services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge, a distribution platform for personalization of feature phones, smart phones and tablets, (2) Fabrix, a software development company specializing in highly efficient video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) a portfolio of patents held by our subsidiary Innovative Communications Technologies, Inc. related to VoIP technology and the licensing and other businesses related to these patents, (5) certain real estate and (6) other smaller businesses.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.4% of our total revenues from continuing operations in both the three months ended October 31, 2011 and 2010.

Telecom Platform Services, which represented 98.6% and 97.6% of IDT Telecom’s total revenues in the three months ended October 31, 2011 and 2010, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

●
Retail Communications sells international long-distance calling products primarily to immigrant communities worldwide, with core markets in the U.S. and Europe. This includes our flagship Boss Revolution - a pay-as-you-go, card-less international calling service and payment platform, mobile applications, as well as many of our established calling card brands including Boss, La Leyenda, Feliz, and Pennytalk.

●
Wholesale Termination Services is a global telecom carrier terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators as well as other aggregators through our network of 800-plus carrier interconnects.

●
Hosted Platform Solutions enables operators to leverage our proprietary networks, platforms and/or technology to assist them in providing customized communications solutions. Included in this category is our cable telephony product offering, which is in “harvest mode” – maximizing revenues from current customers while maintaining expenses at the minimum levels essential to operate the business.

●
Payment Services markets payment products such as international mobile top-up products, or IMTU, as well as gift cards in both the U.S. and Europe. IMTU enables purchasers to top-up a prepaid mobile phone in another country. IMTU is available in both traditional cards as well as on our Boss Revolution payment platform. We also offer a reloadable debit card and Bank Identification Number (BIN) Sponsorship services in Europe through our Gibraltar bank.

Over the past few years, we have experienced a gradual shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, erodes our pricing power. The continued growth of these competitive wireless and IP-based services, largely due to lower pricing of such services, have adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

We have introduced new sources of revenue that have replaced revenues from our traditional calling cards, such as IMTU and BOSS Revolution. IMTU appeals to residents, particularly immigrants, in developed countries who communicate regularly with or send money (remit) to friends or family members in a developing country. BOSS Revolution allows users to bypass their service provider and call their families and friends overseas without the need to enter a personal identification number. The addition of IMTU and BOSS Revolution represent successful efforts to leverage our existing capabilities and distribution, although IMTU and BOSS Revolution generally have lower gross margins than our traditional calling cards. There can be no assurance that we will continue to be able to generate new sources of revenues to offset the decline in calling card revenues.

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale termination services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

Discontinued Operations

Genie Energy Ltd.

On October 28, 2011, we completed a pro rata distribution of the common stock of our subsidiary, Genie Energy Ltd., or Genie, to our stockholders of record as of the close of business on October 21, 2011. Genie owns 99.3% of Genie Energy International Corporation, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. IDT Energy is a retail energy service provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States. Genie Oil and Gas is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other unconventional fuel resources. Genie Oil and Gas resource development projects include oil shale initiatives in Colorado and Israel. Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of October 28, 2011, each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held as of the close of business on October 21, 2011.

We have received a private letter ruling from the Internal Revenue Service substantially to the effect that, for U.S. federal income tax purposes, the Genie spin-off will qualify as tax-free under Section 355 of the Internal Revenue Code of 1986. In addition to obtaining the IRS ruling, the Company has received an opinion from PricewaterhouseCoopers LLP, confirming the tax-free status of the spin-off for U.S. federal income tax purposes, including confirming the satisfaction of the requirements under Section 355 of the Internal Revenue Code not specifically addressed in the IRS ruling.

In October 2011, prior to the spin-off, we funded Genie with $70.3 million so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash at the time of the spin-off. In November and December 2011, we funded Genie with an additional $11.9 million so that Genie was capitalized with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash.

We entered into various agreements with Genie prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by us and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between us and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by us relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by us to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of our foreign subsidiaries. In addition, we entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we were eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011 or a shorter period under specified circumstances, known as the Contingent Value, equal to 25% of the excess, if any, of the net equity value of IDT Entertainment over $453 million. However, we would have to pay Liberty Media up to $3.5 million if the Contingent Value did not exceed $439 million. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the Contingent Value and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in the accompanying consolidated statement of operations.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2011	2010
	(in millions)

Revenues	$45.8	$45.5

Income before income taxes	$2.6	$5.6

Net income	$1.0	$2.7

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into less office space that we are leasing at 550 Broad Street. The lease expires in September 2012. At October 31, 2011, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $44.3 million and the mortgage payable balance was $22.6 million. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2011. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, IDT Telecom direct cost of revenues—disputed amounts, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2011.

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

Results of Operations

Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Consolidated

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Revenues
IDT Telecom	$374.5	$307.8	$66.7	21.6%
All Other	2.3	1.9	0.4	20.5

Total revenues	376.8	309.7	67.1	21.6
Direct cost of revenues	(319.4)	(252.4)	(67.0)	(26.5)

Gross profit	$57.4	$57.3	$0.1	0.1%

Revenues. The increase in IDT Telecom revenues in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was due to an increase in the revenues of our Telecom Platform Services segment, which more than offset a decline in the revenues of our Consumer Phone Services segment. IDT Telecom minutes of use (excluding minutes related to our Consumer Phone Services segment, as the portion of such minute traffic carried in our network is insignificant) increased 20.0% from 6.1 billion in the three months ended October 31, 2010 to 7.3 billion in the three months ended October 31, 2011.

Gross Profit. Gross profit slightly increased in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 as a result of the slight increases in gross profit in our Telecom Platform Services segment and All Other operating segments, offset by the decline in gross profit in our Consumer Phone Services segment. Overall gross margin decreased from 18.5% in the three months ended October 31, 2010 to 15.2% in the three months ended October 31, 2011 as a result of decline in IDT Telecom’s gross margin.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Operating expenses
Selling, general and administrative	$51.8	$49.2	$2.6	5.4%
Depreciation and amortization	4.4	5.7	(1.3)	(21.8)
Research and development	1.0	0.7	0.3	39.2

Total operating expenses	$57.2	$55.6	$1.6	3.0%

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was due to increases in the selling, general and administrative expenses of IDT Telecom and Corporate. As a percentage of total revenue from continuing operations, selling, general and administrative expenses decreased from 15.9% in the three months ended October 31, 2010 to 13.7% in the three months ended October 31, 2011.

Stock-based compensation expense included in selling, general and administrative expenses was $0.7 million in the three months ended October 31, 2011 compared to $0.3 million in the three months ended October 31, 2010. Stock-based compensation expense included the following:

●
In December 2010, January 2011 and October 2011, an aggregate of 0.2 million restricted shares of our Class B common stock was granted to certain of our directors, officers and employees. Total unrecognized compensation cost on the grant date was $6.4 million. The equity awards were measured using the grant date fair value of our Class B common stock and are not remeasured at the end of each reporting period. The unrecognized compensation cost of $4.1 million at October 31, 2011 is expected to be recognized over the remaining vesting period that ends in October 2014. We recognized compensation cost related to these shares of $0.5 million and nil in the three months ended October 31, 2011 and 2010, respectively.

●
On October 31, 2008, we entered into an Amended and Restated Employment Agreement with Mr. Howard S. Jonas, our Chairman of the Board and as of October 22, 2009 our Chief Executive Officer. Pursuant to this agreement (i) the term of Mr. Jonas’ employment with us runs until December 31, 2013 and (ii) Mr. Jonas was granted 1.2 million restricted shares of our Class B common stock and 0.9 million restricted shares of our common stock in lieu of a cash base salary beginning January 1, 2009 through December 31, 2013. The restricted shares vest in different installments throughout the term of Mr. Jonas’ employment as delineated in the agreement, and all of the restricted shares paid to Mr. Jonas under the agreement automatically vest in the event of (i) a change in our control; (ii) Mr. Jonas’ death; or (iii) if Mr. Jonas is terminated without cause or if he terminates his employment for good reason as defined in the agreement. A pro rata portion of the restricted shares will vest in the event of termination for cause. Total unrecognized compensation cost on the grant date was $5.5 million. The unrecognized compensation cost of $3.1 million at October 31, 2011 is expected to be recognized over the remaining vesting period that ends on December 31, 2013. We recognized compensation cost related to this agreement of $0.2 million in the three months ended October 31, 2011 and 2010. As of October 28, 2011, we entered into a Second Amended and Restated Employment Agreement with Mr. Jonas that incorporated the terms of the Amended and Restated Employment Agreement described above.

As of October 31, 2011, there were fully vested outstanding options to purchase 0.5 million shares of our Class B common stock, with various exercise prices and expiration dates. The exercise prices of all of such options were above the market price for our Class B common stock on such date. On November 22, 2011, in connection with the Genie spin-off, the exercise price of each outstanding option to purchase our Class B common stock was reduced by 43.8% of the exercise price based on the change in the trading price of our Class B common stock following the spin-off. Further, each option holder shared ratably in a pool of options to purchase 50,000 shares of Genie Class B common stock, meaning that each option holder received an option to purchase one-tenth of a share of Genie Class B common stock for each option to purchase one share of our Class B common stock held as of the Genie spin-off. The November 2011 reduction in the exercise price of our outstanding stock options and the grant of new options in Genie will be accounted for by us as a modification in the second quarter of fiscal 2012. The modification affected approximately 120 of our employees. We do not expect to record a stock-based compensation charge as a result of this modification.

On October 28, 2011, we entered into an Employment Agreement with Mr. Liore Alroy, our Deputy Chairman and formerly the Chief Executive Officer of IDT Telecom. Pursuant to this agreement, among other things, (i) we will employ Mr. Alroy until October 28, 2014 and (ii) we granted Mr. Alroy options on November 22, 2011 under our 2005 Stock Option and Incentive Plan to purchase 0.2 million shares of our Class B common stock, with an exercise price of $12.67 per share, which was equal to the fair market value on the date of grant. The options vest in eight equal annual installments beginning on November 22, 2012. If we terminate Mr. Alroy’s employment without cause (as defined in the employment agreement), or the term of Mr. Alroy’s employment expires and we do not offer to extend the term, or Mr. Alroy terminates his employment for good reason (as defined in the employment agreement), then (i) three-eighths of the unvested options will vest on the first anniversary of the date of termination, (ii) one-half of the unvested options will vest on the second anniversary of the date of termination and (iii) the remaining unvested options will vest on the third anniversary of the date of termination. The fair value of the options on the grant date of $1.2 million is expected to be recognized as compensation expense over the vesting period that ends on November 22, 2019. The fair value was estimated using a Black-Scholes valuation model. No compensation cost was recognized related to this agreement in the three months ended October 31, 2011.

On November 22, 2011, we entered into an Employment Agreement with Mr. Bill Pereira, the Chief Executive Officer of IDT Telecom and formerly our Chief Financial Officer. Pursuant to this agreement, among other things, (i) we will employ Mr. Pereira until December 31, 2014, (ii) we granted Mr. Pereira options to purchase 7,750 shares of our Class B common stock, with an exercise price of $12.67 per share, which was equal to the fair market value on the date of grant and (iii) we granted Mr. Pereira 25,000 restricted shares of our Class B common stock. The options and restricted shares were granted on November 22, 2011 under our 2005 Stock Option and Incentive Plan. The options and restricted shares vest in three equal annual installments beginning on November 22, 2012. If we terminate Mr. Pereira’s employment without cause (as defined in the employment agreement) or Mr. Pereira terminates his employment for good reason (as defined in the employment agreement), then all options will immediately vest and the restrictions on all shares will lapse on the day immediately prior to the date of termination. The fair value of the options and restricted shares on the grant date of $41,000 and $0.3 million, respectively, is expected to be recognized as compensation expense over the vesting period that ends on November 22, 2014. The fair value of the options was estimated using a Black-Scholes valuation model. The fair value of the restricted shares was determined based on the closing price of our Class B common stock on the date of grant. No compensation cost was recognized related to this agreement in the three months ended October 31, 2011.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was primarily due to more of IDT Telecom’s property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

Research and Development. Research and development expenses in the three months ended October 31, 2011 and 2010 were incurred by Fabrix T.V., Ltd., our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable, telecommunications, Internet service providers and web based video portals that are interested in deep video storage or in offering personalized television applications and remote DVR storage capabilities. In the three months ended October 31, 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continues to roll-out that service successfully. Fabrix also closed a modest but strategically significant DVR deal in Europe.

Other Operating (Loss) Gains.  The following table summarizes the other operating (loss) gains by business segment that are included in our (loss) income from operations in the three months ended October 31, 2011 and 2010:

	Three months ended October 31,
	2011	2010
	(in millions)

Telecom Platform Services-loss on settlements of litigation	$(11.3)	$—
All Other-gain on insurance claim	—	1.9
All Other-gain on settlement of other claims	—	0.6

Total	$(11.3)	$2.5

 Telecom Platform Services

On October 12, 2011, we entered into a binding term sheet with T-Mobile USA, Inc., or T-Mobile, to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. In addition, selling, general and administrative expense was reduced by $1.3 million for estimated legal fees related to this matter that were recorded in a prior period. The parties will execute a formal settlement agreement containing standard mutual releases and covenants not to sue and at such time will also execute and file a stipulation of dismissal of the complaint with the Court. In addition, in the three months ended October 31, 2011, we recorded a $0.2 million loss on the settlement of an unrelated claim.

All Other

In the three months ended October 31, 2010, we received proceeds from insurance of $2.7 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. We recorded a gain of $1.9 million in the three months ended October 31, 2010 from this insurance claim. We received aggregate proceeds of $4.0 million in fiscal 2011 and fiscal 2010 and recorded an aggregate gain of $2.6 million in fiscal 2011 from this insurance claim.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)

(Loss) income from operations	$(11.1)	$4.3	$(15.4)	(354.9)%
Interest expense, net	(0.4)	(1.2)	0.8	61.5
Other income, net	0.2	6.0	(5.8)	(96.9)
Benefit from income taxes	3.3	4.1	(0.8)	(19.5)

(Loss) income from continuing operations	(8.0)	13.2	(21.2)	(161.4)
Discontinued operations, net of tax	3.0	2.6	0.4	13.1

Net (loss) income	(5.0)	15.8	(20.8)	(132.0)
Net loss (income) attributable to noncontrolling interests	0.7	(0.2)	0.9	491.1

Net (loss) income attributable to IDT Corporation	$(4.3)	$15.6	$(19.9)	(127.6)%

Interest Expense, net. The decrease in interest expense, net in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was primarily due to a decrease in interest expense, which is mostly due to the decline in outstanding capital lease obligations, as well as an increase in interest income.

Other Income, net. Other income, net consists of the following:

	Three months ended October 31,
	2011	2010
	(in millions)

Gain on settlement of auction rate securities arbitration claim	$—	$5.4
Foreign currency transaction gains	0.4	0.2
(Loss) gain on investments	(0.2)	0.3
Other	—	0.1

Total other income, net	$0.2	$6.0

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

Income Taxes. The benefit from income taxes in the three months ended October 31, 2011 and 2010 primarily offset Genie income tax expense included in “Discontinued operations, net of tax.” The decline in benefit from income taxes in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 is partially due to the decrease in Genie’s income before income taxes. In addition, the benefit from income taxes in the three months ended October 31, 2010 included a $2.0 million reversal of income tax expense related to an IRS audit that was completed in August 2010.

Discontinued Operations, net of tax. Discontinued operations, net of tax, includes Genie’s net income of $1.0 million and $2.6 million in the three months ended October 31, 2011 and 2010, respectively. In addition, discontinued operations, net of tax, in the three months ended October 31, 2011 includes $2.0 million related to the sale of IDT Entertainment. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the Contingent Value of IDT Entertainment and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was primarily due to increases in the net losses of certain Genie subsidiaries and in the noncontrolling interests’ share of a portion of the net losses. The noncontrolling interests’ share of a portion of the net losses increased as a result of the November 2010 sale of an aggregate 5.5% interest in a Genie subsidiary.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions, except revenue per minute)
Revenues
Telecom Platform Services	$369.1	$300.4	$68.7	22.9%
Consumer Phone Services	5.4	7.4	(2.0)	(27.7)

Total revenues	$374.5	$307.8	$66.7	21.6%

Minutes of use
Retail Communications	2,019	1,948	71	3.6%
Wholesale Termination Services	4,986	3,792	1,194	31.5
Hosted Platform Solutions	298	346	(48)	(14.0)

Total minutes of use	7,303	6,086	1,217	20.0%

Average revenue per minute
Retail Communications	$0.0653	$0.0607	$0.0046	7.6%
Wholesale Termination Services	0.0375	0.0371	0.0004	1.2

Revenues. IDT Telecom revenues increased in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 97.6% in the three months ended October 31, 2010 to 98.6% in the three months ended October 31, 2011, and Consumer Phone Services revenues decreased from 2.4% in the three months ended October 31, 2010 to 1.4% in the three months ended October 31, 2011.

In the three months ended October 31, 2011 compared to the similar period in fiscal 2011, Telecom Platform Services’ minutes of use increased 20.0%, driven by the continued strength in both our Wholesale Termination Services and Retail Communications businesses. Consistent with the growth in minutes, Telecom Platform Services’ revenues increased 22.9% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011. The increase in revenues included the following:

Retail Communications revenue of $131.9 million (35.7% of Telecom Platform Services’ revenue in the three months ended October 31, 2011) grew 11.5% compared to the similar period in fiscal 2011. Growth was led by aggressive penetration and acceptance of Boss Revolution within the U.S. retail distribution network, partially offset by a continued decline in sales of traditional IDT-branded disposable calling cards.

Wholesale Termination Services revenue of $187.0 million (50.7% of Telecom Platform Services’ revenue in the three months ended October 31, 2011) grew 33.0% compared to the similar period in fiscal 2011. This growth was due to our continued focus on optimal execution as well as an effective pricing and costing strategy, which we believe has increased our market share presence in a very competitive international long distance market.

Hosted Platform Solutions revenue of $15.0 million (4.1% of Telecom Platform Services’ revenue in the three months ended October 31, 2011) declined 23.5% compared to the similar period in fiscal 2011. The decline in revenue is primarily due to the loss of our largest cable telephony customer, Bresnan Broadband, which terminated its agreement with us as part of its sale to Cablevision. In December 2010, Cablevision paid us $14.4 million in cash to terminate the agreement, and we provided transition services to Bresnan through the fourth quarter of fiscal 2011. The three months ended October 31, 2011 was the first quarter in which Bresnan was not one of our customers, therefore, year over year comparisons for the remainder of fiscal 2012 will most likely be consistent with the three months ended October 31, 2011.

Payment Services revenue of $35.2 million (9.5% of Telecom Platform Services’ revenue in the three months ended October 31, 2011) grew 60.5% compared to the similar period in fiscal 2011. The increase was driven by the success of our IMTU products. However, because of increased competition in the international mobile top-up marketplace, sales of IMTU products are likely to grow at a slower pace in fiscal 2012. Future growth will be contingent, in large part, on our ability to enter into new IMTU partnerships with wireless providers, as well as on our recently launched initiative to sell IMTU through the Boss Revolution payment platform.

Total minutes of use for Telecom Platform Services increased 20.0% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services increased 31.5% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011. Minutes of use from Retail Communications increased 3.6% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011. This increase was driven by the volume growth in the U.S., Europe and South America, which more than offset the decrease in minutes of use in Asia. Hosted Platform Solutions minutes of use decreased 14.0% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011, primarily as a result of the loss of Bresnan as a customer. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Average revenue per minute is the average price realization we recognize on certain of the minutes we sell within our Telecom Platform Services segment. Average revenue per minute increased 1.2% in Wholesale Termination Services and 7.6% in Retail Communications in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 reflecting primarily changes in the product/call destination mix.

Consumer Phone Services revenues declined 27.7% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 13,000 as of October 31, 2011 compared to 18,300 as of October 31, 2010. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 54,000 as of October 31, 2011 compared to 69,200 as of October 31, 2010. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline, however, given the current customer behavior and churn trends, we expect this business to continue to generate positive cash flow for at least another three years.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$316.4	$248.6	$67.8	27.3%
Consumer Phone Services	2.5	3.5	(1.0)	(28.9)

Total direct cost of revenues	$318.9	$252.1	$66.8	26.5%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Gross profit
Telecom Platform Services	$52.7	$51.8	$0.9	1.7%
Consumer Phone Services	2.9	3.9	(1.0)	(26.7)

Total gross profit	$55.6	$55.7	$(0.1)	(0.3)%

	Three months ended October 31,
	2011	2010	Change
Gross margin percentage
Telecom Platform Services	14.3%	17.2%	(2.9)%
Consumer Phone Services	54.2	53.5	0.7

Total gross margin percentage	14.8%	18.1%	(3.3)%

Gross Profit and Gross Margin. Gross profit in our Telecom Platform Services segment increased 1.7% in the three months ended October 31, 2011 compared to the similar period in fiscal 2011, while gross margin decreased 290 basis points. The decline in gross margin reflects the loss of the large, high margin cable telephony customer, Bresnan, as well as the evolution of our product mix, as revenues from our higher margin traditional disposable calling cards decline while revenues of our lower margin Wholesale Termination Services, Boss Revolution and IMTU increase. In addition, during the three months ended October 31, 2011, the gross profit and margins for our European Retail Communications business was negatively impacted by the weakening of the European currencies versus the U.S. dollar.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$44.9	$41.5	$3.4	8.2%
Consumer Phone Services	1.7	1.9	(0.2)	(11.1)

Total selling, general and administrative expenses	$46.6	$43.4	$3.2	7.4%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was primarily due to the increase in our variable costs, as our top-line grew as well. As a percentage of Telecom Platform Services’ revenue, selling, general and administrative expenses declined to 12.2% in the three months ended October 31, 2011, compared to 13.8% in the similar period in fiscal 2011. Variable selling, general and administrative expenses include costs such as marketing, bad debt, third-party transaction processing costs, and internal sales commissions that closely track top-line performance. In particular, internal sales commissions have grown rapidly as a direct result of our ongoing effort to grow and strengthen our retail direct sales force in the U.S. Similarly, third-party transaction processing costs have increased in direct proportion to the rapid growth of Boss Revolution.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to increases in employee compensation, and was partially offset by a $1.5 million decrease in external legal fees (primarily related to litigation). We are increasing our retail direct sales force in the U.S. as noted above, which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2012, which will somewhat increase our selling, general and administrative expenses. The increase in third-party transaction processing costs results from the increase in Boss Revolution sales since many of the retailers on the Boss Revolution platform use credit cards to pay for their purchases from us. We intend to compliment the use of credit cards with wire transfers in order to reduce these costs. The decrease in external legal fees included the reversal of $1.3 million of estimated legal fees for the T-Mobile litigation that were recorded in a prior period. In addition, in the three months ended October 31, 2011, we recognized a higher level of bad debt expense as compared to the three prior fiscal quarters, due to a significant deterioration in our ability to collect on amounts due from a wholesale carrier customer. In general, we have recently been noticing a somewhat increased level of liquidity and/or solvency risk in the wholesale termination marketplace, and continue to attentively monitor credit exposure and the credit quality of our wholesale trade partners.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.8	$4.8	$(1.0)	(19.8)%
Consumer Phone Services	—	—	—	(78.3)

Total depreciation and amortization	$3.8	$4.8	$(1.0)	(20.1)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

Other Operating Loss. The Telecom Platform Services segment’s loss from operations in the three months ended October 31, 2011 included an $11.0 million loss on the settlement of the T-Mobile litigation. On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The parties will execute a formal settlement agreement containing standard mutual releases and covenants not to sue and at such time will also execute and file a stipulation of dismissal of the complaint with the Court. In addition, in the three months ended October 31, 2011, our Telecom Platform Services segment recorded a $0.2 million loss on the settlement of an unrelated claim.

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)
(Loss) income from operations
Telecom Platform Services	$(7.3)	$5.5	$(12.8)	(234.2)%
Consumer Phone Services	1.2	2.0	(0.8)	(40.9)

Total (loss) income from operations	$(6.1)	$7.5	$(13.6)	(181.6)%

All Other

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)

Revenues	$2.3	$1.9	$0.4	20.5%
Direct cost of revenues	(0.5)	(0.3)	(0.2)	(57.3)

Gross profit	1.8	1.6	0.2	13.8
Selling, general and administrative	(1.2)	(2.0)	0.8	39.3
Depreciation	(0.5)	(0.7)	0.2	26.2
Research and development	(1.0)	(0.7)	(0.3)	(39.2)
Other operating gains	—	2.5	(2.5)	(100.0)

(Loss) income from operations	$(0.9)	$0.7	$(1.6)	(220.6)%

Corporate

	Three months ended October 31,		Change
	2011	2010	$	%
	(in millions)

General and administrative expenses	$3.9	$3.7	$0.2	5.7%
Depreciation and amortization	0.1	0.2	(0.1)	(47.9)

Loss from operations	$4.0	$3.9	$0.1	3.1%

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

General and Administrative. The increase in Corporate general and administrative expenses in the three months ended October 31, 2011 compared to the similar period in fiscal 2011 was primarily the result of increases in stock-based compensation and professional fees, partially offset by reductions in compensation and charitable contributions. The increase in stock-based compensation was the result of the recognition of expense related to restricted shares of our Class B common stock granted to certain of our officers and employees in December 2010, January 2011 and October 2011 over the remaining vesting period that ends in October 2014. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.2% in the three months ended October 31, 2010 to 1.0% in the three months ended October 31, 2011.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and short-term investments that we held as of October 31, 2011 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending October 31, 2012.

As of October 31, 2011, we had cash and cash equivalents of $129.1 million and a deficit in working capital (current liabilities in excess of current assets) of $24.1 million, although our current liabilities included deferred revenue of $74.3 million which will not have to be settled in cash. As of October 31, 2011, we also had $5.1 million in investments in hedge funds, of which $0.2 million was included in “Investments-short term” and $4.9 million was included in “Investments-long-term” in our consolidated balance sheet.

As of October 31, 2011, we had aggregate restricted cash and cash equivalents of $17.4 million, of which $6.3 million was included in “Restricted cash and cash equivalents” and $11.1 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services Holdings Limited, our Gibraltar-based bank.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million, which we expect to receive in calendar year 2012.

In November 2011, we entered into an agreement to sell eight of our spectrum licenses for $6.8 million, subject to regulatory approval and other closing conditions.

On December 12, 2011, our Board of Directors declared a $0.13 per share dividend payable on January 5, 2012 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on December 22, 2011. This dividend reflects our determination to continue to return capital to stockholders as our performance, financial resouces and strategic situation permits.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases in the three months ended October 31, 2011. As of October 31, 2011, 5.4 million shares remained available for repurchase under the stock repurchase program.

	Three months ended October 31,
	2011	2010
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(13.4)	$3.6
Investing activities	0.9	2.4
Financing activities	(99.2)	(2.1)
Effect of exchange rate changes on cash and cash equivalents	(0.6)	0.7

(Decrease) increase in cash and cash equivalents from continuing operations	(112.3)	4.6
Discontinued operations	(2.9)	0.5

(Decrease) increase in cash and cash equivalents	$(115.2)	$5.1

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

 On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The parties will execute a formal settlement agreement containing standard mutual releases and covenants not to sue and at such time will also execute and file a stipulation of dismissal of the complaint with the Court.

In the three months ended October 31, 2011 and 2010, the Company paid annual employee performance compensation totaling $5.7 million and $6.3 million, respectively.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected our appeal and upheld the Swedish Tax Agency’s imposition of a value added tax, or VAT, assessment including penalties and interest of approximately SEK 147 million ($22.7 million at October 31, 2011) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. Our potential exposure for VAT, penalties and interest for the period from July 2008 through October 2011 is an additional SEK 41 million ($6.3 million at October 31, 2011). We have appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted us a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with our outside legal counsel, we concluded that the claims asserted in the judgment are not supported by Swedish law. Further, we concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against us should ultimately be reversed and we should prevail without a liability being incurred. Therefore, we have determined that a loss from this judgment is not probable and accordingly we have not recorded an accrual for this matter. However, if we do not prevail in our appeal, imposition of assessments and penalties will have a material adverse effect on our results of operations, cash flows and financial condition.

We are subject to audits in various jurisdictions for various other taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of October 31, 2011, we had accrued an aggregate of $3.8 million related to these audits. The following is a summary of the more significant audits:

●
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets.

●
In January 2011 and May 2011, we received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom that included aggregate assessments of tax, interest and penalties of $2.5 million.

●
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

Investing Activities

Our capital expenditures were $1.9 million in the three months ended October 31, 2011 compared to $3.3 million in the three months ended October 31, 2010. We currently anticipate that total capital expenditures for the twelve month period ending October 31, 2012 will be in the $10.0 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

We received $0.3 million and $0.5 million in the three months ended October 31, 2011 and 2010, respectively, from the redemption of certain of our investments in hedge funds.

Restricted cash and cash equivalents increased $1.1 million in the three months ended October 31, 2011 and decreased $1.1 million in the three months ended October 31, 2010. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services Holdings Limited, our Gibraltar-based bank.

In the three months ended October 31, 2010, we received additional proceeds of $0.1 million from the sale of property located at 3373 and 3375 Hillview Avenue in Palo Alto, California that closed in July 2009.

Proceeds from insurance of $2.7 million in the three months ended October 31, 2010 related to water damage in our building located at 520 Broad Street, Newark, New Jersey. We recorded a gain of $1.9 million from this insurance claim in the three months ended October 31, 2010, which is included in “Other operating (loss) gains” in our consolidated statement of operations.

Proceeds from marketable securities of $5.7 million in the three months ended October 31, 2010 was from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In the three months ended October 31, 2010, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other income, net” in our consolidated statement of income.

We received cash of $3.5 million in the three months ended October 31, 2011 from the maturity of certificates of deposit. We used cash of $4.4 million in the three months ended October 31, 2010 to purchase certificates of deposit at various banks.

Financing Activities

On October 12, 2011, we paid a cash dividend of $0.23 per share on our Class A common stock and Class B common stock. The aggregate dividends paid were $5.2 million. On December 12, 2011, our Board of Directors declared a $0.13 per share dividend payable on January 5, 2012 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on December 22, 2011. This dividend reflects our determination to continue to return capial to stockholders as our performance, financial resources and strategic situation permits.

In October 2011, prior to the Genie spin-off, we funded Genie with $70.3 million so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash at the time of the spin-off. On October 28, 2011, we completed the Genie spin-off, which was a pro rata distribution of the common stock of Genie to our stockholders of record as of the close of business on October 21, 2011. Genie was deconsolidated as of the date of the spin-off. Cash and cash equivalents held by Genie and its subsidiaries of $92.4 million were deconsolidated as a result of the spin-off. The difference between the $94.0 million in cash and cash equivalents that Genie held at the time of the spin-off and the cash and cash equivalents of $92.4 million that was deconsolidated was $1.6 million held by MF Global for IDT Energy, which was reclassified to “Other current assets” and partially reserved due to MF Global’s bankruptcy filing. In November and December 2011, we funded Genie with an additional $11.9 million so that Genie was capitalized with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash.

We distributed cash of $0.4 million and $0.6 million in the three months ended October 31, 2011 and 2010, respectively, to the noncontrolling interests in subsidiaries.

Repayments of capital lease obligations were $1.1 million and $1.4 million in the three months ended October 31, 2011 and 2010, respectively. We also repaid $0.2 million of other borrowings in both the three months ended October 31, 2011 and 2010.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $108.0 million at October 31, 2011 from $115.5 million at July 31, 2011 due to a $6.9 million decrease in IDT Telecom’s gross trade accounts receivable, which decreased primarily due to offsets of certain receivable balances against payables to the same customers, as well as from reductions in receivable balances of reciprocal transactions. IDT Telecom enters into reciprocal transactions pursuant to which IDT Telecom is committed to purchase a specific number of minutes to specific destinations at specified rates, and the counterparty is committed to purchase from IDT Telecom a specific number of minutes to specific destinations at specified rates. In addition, the decrease in IDT Telecom’s gross trade accounts receivable was due to the write-off of certain receivable balances and the effect of exchange rate changes.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 13.2% at October 31, 2011 and 13.3% at July 31, 2011 primarily as a result of the write-off of certain receivable balances at IDT Telecom.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2011:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years

Capital lease obligations (including interest)	$0.6	$0.6	$—	$—	$—
Operating leases	8.9	4.9	2.3	1.1	0.6
Purchase commitments	1.5	1.5	—	—	—
Notes payable (including interest)	47.9	2.4	5.4	11.3	28.8

Total contractual obligations (1)	$58.9	$9.4	$7.7	$12.4	$29.4

(1)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at October 31, 2011 of $1.7 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years

Standby letters of credit (1)	$8.0	$5.1	$0.1	$2.8	$—

(1)
The above table does not include a surety bond in the amount of $12.1 million for the benefit of Alexsam, Inc. in connection with our appeal of the $10.1 million award issued in August 2011 for alleged patent infringement. The surety bond is not included due to the uncertainty of the amount and/or timing of any such payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of CTM Media Holdings, Inc., or CTM Holdings, in September 2009, we and CTM Holdings entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, among other things, we indemnify CTM Holdings from all liability for taxes of CTM Holdings and its subsidiaries for periods ending on or before September 14, 2009, and CTM Holdings indemnifies us from all liability for taxes of CTM Holdings and its subsidiaries accruing after September 14, 2009.

 In connection with the Genie spin-off in October 2011, we and Genie entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, we indemnify Genie and Genie indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, we indemnify Genie from all liability for taxes of ours with respect to any taxable period, and Genie indemnifies us from all liability for taxes of Genie and its subsidiaries with respect to any taxable period, including, without limitation, the ongoing tax audits related to Genie’s business.

Item 3.       Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 37.7% and 38.9% of our consolidated revenues from continuing operations for the three months ended October 31, 2011 and 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in hedge funds for strategic and speculative purposes. As of October 31, 2011, the carrying value of such investments was $5.1 million. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our hedge fund investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2011.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.               Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.             Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2011 except for the following. On October 28, 2011, we completed a pro rata distribution of the common stock of our subsidiary, Genie Energy Ltd., or Genie, to our stockholders of record as of the close of business on October 21, 2011. Genie owns 99.3% of Genie Energy International Corporation, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. As a result of the Genie spin-off, the sections “Risks Related to IDT Energy” and “Risks Related to Genie Oil and Gas” are no longer applicable to us. In addition, the risk related to the New York City Finance Department utility tax audit on IDT Energy’s electricity sales, which was included under “We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved” is no longer applicable to us. Finally, the risk factor “The failure to consummate the spin-off may have an adverse effect on the trading price of our Class B common stock” is no longer applicable.

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

August 1–31, 2011	—	$—	—	5,411,783
September 1–30, 2011	—	$—	—	5,411,783
October 1–31, 2011	—	$—	—	5,411,783

Total	—	$—	—

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

Item 3.               Defaults Upon Senior Securities

None

Item 4.               Removed and Reserved

Item 5.               Other Information

None

Item 6.               Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

December 12, 2011	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

December 12, 2011	By:	/s/ MARCELO FISCHER
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)