Form 10-Q
period 2012-01-31
IDT CORP
filed 2012-03-12
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 8, 2012, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,189,279 shares outstanding (excluding 2,500,495 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS
	January 31, 2012	July 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$130,392	$220,426
Restricted cash and cash equivalents	8,497	4,128
Certificates of deposit	—	3,542
Trade accounts receivable, net of allowance for doubtful accounts of $15,337 at January 31, 2012 and $15,375 at July 31, 2011	93,958	100,146
Prepaid expenses	16,986	21,920
Investments—short-term	171	198
Other current assets	13,027	13,720
Assets of discontinued operations	—	63,140

Total current assets	263,031	427,220
Property, plant and equipment, net	86,475	90,471
Goodwill	14,785	15,012
Other intangibles, net	2,279	2,661
Investments—long-term	5,455	8,721
Restricted cash and cash equivalents—long-term	10,466	12,241
Other assets	10,368	11,840

Total assets	$392,859	$568,166

Liabilities and equity
Current liabilities:
Trade accounts payable	$41,310	$42,269
Accrued expenses	157,524	166,617
Deferred revenue	77,888	78,852
Income taxes payable	1,878	2,257
Capital lease obligations—current portion	—	1,701
Notes payable—current portion	513	611
Other current liabilities	2,690	3,287
Liabilities of discontinued operations	—	25,826

Total current liabilities	281,803	321,420
Notes payable—long-term portion	29,664	29,564
Income taxes payable—long-term	2,000	3,781
Other liabilities	10,409	9,611

Total liabilities	323,876	364,376
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2012 and July 31, 2011	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,690 and 23,586 shares issued and 21,190 and 21,109 shares outstanding at January 31, 2012 and July 31, 2011, respectively	237	236
Additional paid-in capital	393,253	520,732
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,500 and 2,477 shares of Class B common stock at January 31, 2012 and July 31, 2011, respectively	(95,151)	(94,941)
Accumulated other comprehensive (loss) income	(242)	3,027
Accumulated deficit	(229,847)	(219,992)

Total IDT Corporation stockholders’ equity	68,283	209,095
Noncontrolling interests:
Noncontrolling interests	700	(4,305)
Receivable for issuance of equity	—	(1,000)

Total noncontrolling interests	700	(5,305)

Total equity	68,983	203,790

Total liabilities and equity	$392,859	$568,166

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues	$365,449	$340,867	$742,226	$650,634
Direct cost of revenues (exclusive of depreciation and amortization)	(306,365)	(282,746)	(625,717)	(535,138)

Gross profit	59,084	58,121	116,509	115,496
Operating expenses:
Selling, general and administrative (i)	51,552	50,339	103,335	99,490
Depreciation and amortization	4,231	5,504	8,673	11,183
Research and development	1,119	277	2,129	1,002
Severance and other charges	—	1,053	—	1,053

Total operating expenses	56,902	57,173	114,137	112,728
Other operating gains (loss), net	1,850	4,869	(9,402)	7,389

Income (loss) from operations	4,032	5,817	(7,030)	10,157
Interest expense, net	(1,350)	(978)	(1,828)	(2,219)
Other (expense) income, net	(429)	(1,108)	(240)	4,914

Income (loss) from continuing operations before income taxes	2,253	3,731	(9,098)	12,852
Benefit from income taxes	676	592	3,939	4,644

Income (loss) from continuing operations	2,929	4,323	(5,159)	17,496
Discontinued operations, net of tax:
(Loss) income from discontinued operations	—	(1,133)	1,015	1,533
Income on sale of discontinued operations	—	—	2,000	—

Total discontinued operations	—	(1,133)	3,015	1,533

Net income (loss)	2,929	3,190	(2,144)	19,029
Net (income) loss attributable to noncontrolling interests	(273)	746	474	555

Net income (loss) attributable to IDT Corporation	$2,656	$3,936	$(1,670)	$19,584

Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$2,656	$4,030	$(5,580)	$16,988
(Loss) income from discontinued operations	—	(94)	3,910	2,596

Net income (loss)	$2,656	$3,936	$(1,670)	$19,584

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.13	$0.19	$(0.27)	$0.83
Income from discontinued operations	—	—	0.19	0.12

Net income (loss)	$0.13	$0.19	$(0.08)	$0.95

Weighted-average number of shares used in calculation of basic earnings per share	20,492	20,565	20,429	20,554

Diluted:
Income (loss) from continuing operations	$0.12	$0.18	$(0.27)	$0.76
Income from discontinued operations	—	—	0.19	0.11

Net income (loss)	$0.12	$0.18	$(0.08)	$0.87

Weighted-average number of shares used in calculation of diluted earnings per share	21,811	22,460	20,429	22,419

Dividends declared per common share	$0.13	$0.44	$0.36	$0.44

((i) Stock-based compensation included in selling, general and administrative expenses	$932	$1,332	$1,616	$1,676

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Net income (loss)	$2,929	$3,190	$(2,144)	$19,029
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities	6	(2)	4	129
Foreign currency translation adjustments	(2,035)	1,322	(2,829)	1,162

Other comprehensive (loss) income	(2,029)	1,320	(2,825)	1,291

Comprehensive income (loss)	900	4,510	(4,969)	20,320
Comprehensive (income) loss attributable to noncontrolling interests	(266)	745	469	549

Comprehensive income (loss) attributable to IDT Corporation	$634	$5,255	$(4,500)	$20,869

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2012	2011
	(in thousands)
Operating activities
Net (loss) income	$(2,144)	$19,029
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net income from discontinued operations	(3,015)	(1,533)
Depreciation and amortization	8,673	11,183
Severance and other payments	—	(572)
Deferred income taxes	(997)	240
Provision for doubtful accounts receivable	954	1,986
Gain on settlement of auction rate securities arbitration claim	—	(5,379)
Gain on proceeds from insurance	—	(2,637)
Interest in the equity of investments	798	662
Stock-based compensation	1,616	1,676
Change in assets and liabilities:
Trade accounts receivable	(6,818)	(26,549)
Prepaid expenses, other current assets and other assets	5,893	888
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	3,717	21,517
Income taxes payable	(2,160)	(957)
Deferred revenue	25	10,693

Net cash provided by operating activities	6,542	30,247
Investing activities
Capital expenditures	(4,439)	(6,031)
Increase in investments	—	(50)
Proceeds from sale and redemption of investments	3,017	1,646
(Increase) decrease in restricted cash and cash equivalents	(2,594)	4,907
Proceeds from sale of building	—	100
Proceeds from insurance	—	3,524
Proceeds from marketable securities	—	5,731
Purchases of certificates of deposit	—	(5,220)
Proceeds from maturities of certificates of deposit	3,540	1,644

Net cash (used in) provided by investing activities	(476)	6,251
Financing activities
Dividends paid	(8,185)	(9,961)
Cash of subsidiaries deconsolidated as a result of the Genie spin-off	(104,243)	—
Distributions to noncontrolling interests	(650)	(1,100)
Proceeds from sale of stock of subsidiary	133	—
Proceeds from exercise of stock options	—	442
Repayments of capital lease obligations	(1,781)	(2,547)
Repayments of borrowings	(215)	(309)
Repurchases of Class B common stock from employees	(210)	—

Net cash used in financing activities	(115,151)	(13,475)
Discontinued operations
Net cash used in operating activities	(889)	(771)
Net cash used in investing activities	(2,048)	(2,499)
Net cash provided by financing activities	—	10,000

Net cash (used in) provided by discontinued operations	(2,937)	6,730
Effect of exchange rate changes on cash and cash equivalents	(1,887)	550

Net (decrease) increase in cash and cash equivalents	(113,909)	30,303
Cash and cash equivalents (including discontinued operations) at beginning of period	244,301	221,753

Cash and cash equivalents (including discontinued operations) at end of period	130,392	252,056
Less cash and cash equivalents of discontinued operations at end of period	—	(30,670)

Cash and cash equivalents (excluding discontinued operations) at end of period	$130,392	$221,386

Supplemental schedule of non-cash financing activities
Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the Genie spin-off	$18,803	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. The balance sheet at July 31, 2011 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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
●
In the consolidated balance sheet, income taxes payable of $3.8 million at July 31, 2011 previously included in “Income taxes payable” have been reclassified to “Income taxes payable-long-term portion”; and

●
In the consolidated statement of operations, commission expense of $2.8 million and $4.9 million in the three and six months ended January 31, 2011, respectively, previously included in “Selling, general and administrative expenses” have been reclassified as a reduction of revenues.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.3 million and $0.6 million in the three and six months ended January 31, 2012, respectively, and $0.4 million and $0.8 million in the three and six months ended January 31, 2011, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of operations.

Note 2— Discontinued Operations

Genie Energy Ltd.

On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011. Genie owns 99.3% of Genie Energy International Corporation, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. IDT Energy is a retail energy provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States. Genie Oil and Gas is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other unconventional fuel resources. Genie Oil and Gas resource development projects include oil shale initiatives in Colorado and Israel. Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of October 28, 2011, each of the Company’s stockholders received one share of Genie Class A common stock for every share of the Company’s Class A common stock and one share of Genie Class B common stock for every share of the Company’s Class B common stock held of record as of the close of business on October 21, 2011.

The Company has received a ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, the Company and the Company’s stockholders under Section 355 of the Internal Revenue Code of 1986 (the “Code”). In addition to obtaining the IRS ruling, the Company has received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Code.

In October 2011, prior to the spin-off, the Company committed to fund Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. The Company funded Genie with $70.3 million at the time of the spin-off so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash. Subsequent to the spin-off, in November and December 2011, the Company funded Genie with the final remaining $11.9 million.

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

The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses declined by $1.0 million in the three and six months ended January 31, 2012 as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of the Company’s foreign subsidiaries. At January 31, 2012, other current assets reported in the Company's consolidated balance sheet included $0.2 million receivable from Genie.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company was eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011. In September 2011, the Company and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration and certain other disputes and claims. Liberty Media paid the Company $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in the accompanying consolidated statement of operations.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Revenues	$—	$57,849	$45,796	$103,357

Income before income taxes	$—	$446	$2,609	$6,024

Net (loss) income	$—	$(1,133)	$1,015	$1,533

The assets and liabilities of Genie and subsidiaries at July 31, 2011 included in discontinued operations consist of the following:

(in thousands)
Assets
Cash and cash equivalents	$23,875
Restricted cash and cash equivalents	163
Trade accounts receivable, net	26,124
Prepaid expenses	2,158
Deferred income taxes, net-current portion	1,019
Other current assets	3,001
Property, plant and equipment, net	335
Goodwill	3,663
Deferred income taxes, net-long-term portion	1,795
Other assets	1,007

Assets of discontinued operations	$63,140

Liabilities
Trade accounts payable	$16,537
Accrued expenses	7,475
Income taxes payable	1,663
Other current liabilities	91
Other liabilities	60

Liabilities of discontinued operations	$25,826

Note 3—Other Operating Gains (Loss), Net

The following table summarizes the other operating gains (loss), net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Telecom Platform Services-gain on settlement of claim (a)	$1,750	$—	$1,750	$—
Telecom Platform Services-loss on settlement of litigation (b)	—	—	(11,252)	—
Telecom Platform Services-gain on termination of agreement (c)	—	14,375	—	14,375
Telecom Platform Services-loss from alleged patent infringement (d)	—	(9,763)	—	(9,763)
All Other-gain on insurance claim (e)	—	774	—	2,637
All Other-(loss) gain from the settlement of other claims	—	(17)	—	640
Corporate-other	100	(500)	100	(500)

Total	$1,850	$4,869	$(9,402)	$7,389

Telecom Platform Services

(a) On January 17, 2012, the Company received $1.8 million from Broadstripe, LLC in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(b) On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to an alleged breach of a wholesale supply agreement (see Note 8). In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. In addition, in the six months ended January 31, 2012, the Company recorded a $0.2 million loss on the settlement of an unrelated claim.

(c) In connection with CSC Holdings, LLC’s (“Cablevision”) acquisition of Bresnan Broadband Holdings, LLC (“BBH”), BBH exercised its option to terminate the services being provided by the Company to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid $14.4 million to the Company to terminate the Agreement.

(d) On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by the Company of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal (see Note 8). The Company incurred legal fees of $0.7 million in connection with this matter. The final judgment issued in August 2011 awarded Alexsam an aggregate $10.1 million including damages and interest. The Company does not expect that this decision will have a material impact on its future business operations.

All Other

(e) In the six months ended January 31, 2011 and in fiscal 2010, the Company received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the three and six months ended January 31, 2011, the Company recorded a gain of $0.8 million and $2.6 million, respectively, from this insurance claim.

In March 2012, the Company’s subsidiary IDT Spectrum closed on a portion of its agreement to sell eight spectrum licenses covering metropolitan areas from its nationwide portfolio for $6.8 million. Approvals on the remaining sales are pending.

Note 4—Fair Value Measurements

At January 31, 2012 and July 31, 2011, the Company did not have any assets or liabilities measured at fair value on a recurring basis. At January 31, 2012 and July 31, 2011, the Company had $4.6 million and $5.7 million, respectively, in investments in hedge funds, of which $0.2 million and $0.2 million, respectively, were included in “Investments—short-term” and $4.4 million and $5.5 million, respectively, were included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

The Company’s marketable securities during the six months ended January 31, 2011 included auction rate securities for which the underlying asset was preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were therefore classified as Level 3.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$—	$—	$—	$218
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	—	—	5,379
Included in earnings in “Selling, general and administrative expense”	—	—	—	—
Included in other comprehensive (loss) income	—	—	—	131
Purchases, sales, issuances and settlements:
Sales	—	—	—	(5,728)
Transfers in (out) of Level 3	—	—	—	—

Balance, end of period	$—	$—	$—	$—

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$—	$—	$—	$—

Included in earnings in “Selling, general and administrative expense”	$—	$—	$—	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments has been determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. At January 31, 2012 and July 31, 2011, the carrying value of the Company’s financial instruments included in certificates of deposit, trade accounts receivable, prepaid expenses, investments-short-term, other current assets, trade accounts payable, accrued expenses, deferred revenue, income taxes payable, capital lease obligations and other current liabilities approximate fair value because of the short period of time to maturity. At January 31, 2012 and July 31, 2011, the carrying value of the Company’s notes payable and other non-current liabilities approximate fair value as their contractual interest rates approximate market yields for similar debt instruments.

The Company’s investments-long-term at January 31, 2012 and July 31, 2011 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.3 million and $3.5 million at January 31, 2012 and July 31, 2011, respectively, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2012
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2011	$209,095	$(5,305)	$203,790
Dividends declared ($0.36 per share)	(8,185)	—	(8,185)
Genie spin-off	(129,734)	6,688	(123,046)
Restricted Class B common stock purchased from employees	(210)	—	(210)
Distributions to noncontrolling interests	—	(650)	(650)
Sale of stock of subsidiary	(78)	211	133
Other	—	225	225
Stock-based compensation	1,895	—	1,895
Comprehensive loss:
Net loss	(1,670)	(474)	(2,144)
Other comprehensive loss	(2,830)	5	(2,825)

Comprehensive loss	(4,500)	(469)	(4,969)

Balance, January 31, 2012	$68,283	$700	$68,983

Dividend Payments

On October 12, 2011, the Company paid a cash dividend of $0.23 per share for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of the Company’s Class A common stock and Class B common stock. On January 5, 2012, the Company paid a cash dividend of $0.13 per share for the first quarter of fiscal 2012 to stockholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividends paid were $8.2 million.

On March 5, 2012, the Company’s Board of Directors declared a $0.15 per share dividend payable on April 3, 2012 to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on March 26, 2012.

Sale of Stock of Subsidiary

On November 15, 2011, Shaman II, L.P. purchased shares in the Company’s subsidiary, Zedge Holdings, Inc. (“Zedge”), for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11.0%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

Stock-Based Compensation

On November 22, 2011, there were fully vested outstanding options to purchase 0.5 million shares of the Company’s Class B common stock, with various exercise prices and expiration dates. The exercise prices of all of such options were above the market price for the Company’s Class B common stock on such date. On November 22, 2011, in connection with the Genie spin-off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 43.8% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the spin-off. Further, each option holder shared ratably in a pool of options to purchase 50,000 shares of Genie Class B common stock, meaning that each option holder received an option to purchase one-tenth of a share of Genie Class B common stock for each option to purchase one share of the Company’s Class B common stock held as of the Genie spin-off. The Company accounted for the November 2011 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Genie as a modification, which affected approximately 120 of the Company’s employees. The Company determined that there was no incremental value from the modification, therefore, the Company was not required to record a stock-based compensation charge.

The Company has granted restricted shares of its Class B common stock to certain of its directors, officers and employees. The Company has also granted options to purchase shares of its Class B common stock to certain officers. The aggregate unrecognized compensation cost of $8.1 million at January 31, 2012 is expected to be recognized over the remaining vesting period, of which $3.0 million is expected to be recognized in the twelve month period ending January 31, 2013, $4.0 million is expected to be recognized in the twelve month period ending January 31, 2014 and the remaining $1.1 million is expected to be recognized thereafter through November 2019. The Company recognized compensation cost related to these shares and options of $0.9 million and $1.2 million in the three months ended January 31, 2012 and 2011, respectively, and $1.6 million and $1.5 million in the six months ended January 31, 2012 and 2011, respectively. Following are the details of certain of these grants.

On November 22, 2011, the Company entered into an Employment Agreement with Mr. Bill Pereira, the Chief Executive Officer of IDT Telecom and formerly the Company’s Chief Financial Officer. Pursuant to this agreement, among other things, the Company (i) will employ Mr. Pereira until December 31, 2014, (ii) granted Mr. Pereira options to purchase 7,750 shares of the Company’s Class B common stock, with an exercise price of $12.67 per share, which was equal to the fair market value on the date of grant and (iii) granted Mr. Pereira 25,000 restricted shares of the Company’s Class B common stock. The options and restricted shares were granted on November 22, 2011 under the Company’s 2005 Stock Option and Incentive Plan. The options and restricted shares vest in three equal annual installments beginning on November 22, 2012. If the Company terminates Mr. Pereira’s employment without cause (as defined in the employment agreement) or Mr. Pereira terminates his employment for good reason (as defined in the employment agreement), then all options will immediately vest and the restrictions on all shares will lapse on the day immediately prior to the date of termination. The fair value of the options and restricted shares on the grant date of $42,000 and $0.3 million, respectively, is expected to be recognized as compensation expense over the vesting period that ends on November 22, 2014. The fair value of the options was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 66% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 0.89%, (3) expected term of 6 years and (4) an expected dividend yield of 4.1%. The fair value of the restricted shares was determined based on the closing price of the Company’s Class B common stock on the date of grant.

On October 28, 2011, the Company entered into an Employment Agreement with Mr. Liore Alroy, the Company’s Deputy Chairman and formerly the Chief Executive Officer of IDT Telecom. Pursuant to this agreement, among other things, the Company (i) will employ Mr. Alroy until October 28, 2014 and (ii) granted Mr. Alroy options on November 22, 2011 under the Company’s 2005 Stock Option and Incentive Plan to purchase 0.2 million shares of the Company’s Class B common stock, with an exercise price of $12.67 per share, which was equal to the fair market value on the date of grant. The options vest in eight equal annual installments beginning on November 22, 2012. If the Company terminates Mr. Alroy’s employment without cause (as defined in the employment agreement), or the term of Mr. Alroy’s employment expires and the Company does not offer to extend the term, or Mr. Alroy terminates his employment for good reason (as defined in the employment agreement), then (i) three-eighths of the unvested options will vest on the first anniversary of the date of termination, (ii) one-half of the unvested options will vest on the second anniversary of the date of termination and (iii) the remaining unvested options will vest on the third anniversary of the date of termination. The fair value of the options on the grant date of $1.3 million is expected to be recognized as compensation expense over the vesting period that ends on November 22, 2019. The fair value was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 66% based on the historical volatility of comparable companies and other factors, (2) a discount rate of 1.43%, (3) expected term of 7.25 years and (4) an expected dividend yield of 4.1%.

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

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases under the program in the six months ended January 31, 2012 and 2011. As of January 31, 2012, 5.4 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Basic weighted-average number of shares	20,492	20,565	20,429	20,554
Effect of dilutive securities:
Stock options	—	5	—	3
Non-vested restricted common stock	—	809	—	795
Non-vested restricted Class B common stock	1,319	1,081	—	1,067

Diluted weighted-average number of shares	21,811	22,460	20,429	22,419

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Stock options	601	531	678	562
Non-vested restricted Class B common stock	—	—	1,761	—

Shares excluded from the calculation of diluted earnings per share	601	531	2,439	562

For the three months ended January 31, 2012 and the three and six months ended January 31, 2011, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended January 31, 2012, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of non-vested restricted stock would have been anti-dilutive.

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

The Telecom Platform Services segment provides various telecommunications solutions including prepaid and rechargeable calling products, a range of voice over Internet protocol, or VoIP, communications services, payment services, and wholesale termination services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. All Other includes (1) Zedge, a distribution platform including an Android app that allows users to share and obtain content to personalize smart phones, feature phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) a portfolio of patents held by the Company’s subsidiary Innovative Communications Technologies, Inc. (“ICTI”) related to VoIP technology and the licensing and other businesses related to these patents, (5) certain real estate and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended January 31, 2012
Revenues	$357,588	$4,973	$2,888	$—	$365,449
Income (loss) from operations	6,513	998	(260)	(3,219)	4,032
Severance and other charges	—	—	—	—	—

Three Months Ended January 31, 2011
Revenues	$331,625	$6,904	$2,338	$—	$340,867
Income (loss) from operations	9,392	1,994	(628)	(4,941)	5,817
Severance and other charges	926	—	—	127	1,053

Six Months Ended January 31, 2012
Revenues	$726,653	$10,365	$5,208	$—	$742,226
(Loss) income from operations	(836)	2,208	(1,144)	(7,258)	(7,030)
Severance and other charges	—	—	—	—	—

Six Months Ended January 31, 2011
Revenues	$632,005	$14,365	$4,264	$—	$650,634
Income (loss) from operations	14,868	4,042	104	(8,857)	10,157
Severance and other charges	926	—	—	127	1,053

Telecom Platform Services’ income from operations in the three months ended January 31, 2012 included $1.8 million received from Broadstripe, LLC on January 17, 2012 upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company. Telecom Platform Services’ loss from operations in the six months ended January 31, 2012 included a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 8) and a $0.2 million loss on the settlement of an unrelated claim, net of the $1.8 million received from Broadstripe, LLC.

Telecom Platform Services’ income from operations in the three and six months ended January 31, 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 3) and an expense of $9.8 million related to an action alleging patent infringement (see Notes 3 and 8).

All Other’s (loss) income from operations in the three and six months ended January 31, 2011 included a gain of $0.8 million and $2.6 million, respectively, related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 3), and a gain of nil and $0.6 million, respectively, from the settlement of other claims.

Note 8—Legal Proceedings

On October 12, 2011, the Company and its subsidiary, IDT Domestic Telecom, Inc., entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against IDT Domestic Telecom, Inc. in the Superior Court of the State of Washington, King County. T-Mobile alleged that IDT Domestic Telecom, Inc. breached a wholesale supply agreement entered into between T-Mobile and IDT Domestic Telecom, Inc. in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, IDT Domestic Telecom, Inc. paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The Company recorded a loss of $11.0 million in the six months ended January 31, 2012 for this settlement, which is included in “Other operating gains (loss), net” in the accompanying consolidated statement of operations. In addition, selling, general and administrative expense was reduced by $1.3 million in the six months ended January 31, 2012 for estimated legal fees related to this matter that were recorded in a prior period. The parties are negotiating a formal settlement agreement containing standard mutual releases and covenants not to sue. Once a formal settlement agreement is executed, the parties will file a stipulation of dismissal of the complaint with the Court. On February 9, 2012, T-Mobile filed a Motion to Enforce the Settlement seeking an order enforcing the binding term sheet executed between the parties, which the Company opposed.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected the Company’s appeal and upheld the Swedish Tax Agency’s imposition of a value added tax (“VAT”) assessment including penalties and interest of approximately SEK 147 million ($21.7 million at January 31, 2012) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. The Company’s potential exposure for VAT, penalties and interest for the period from July 2008 through January 2011 is an additional SEK 43 million ($6.4 million at January 31, 2012). The Company has appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted the Company a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with the Company’s outside legal counsel, the Company concluded that the claims asserted in the judgment are not supported by Swedish law. Further, the Company concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against the Company should ultimately be reversed and the Company should prevail without a liability being incurred. The Company, therefore, has determined that a loss from this judgment is not probable and accordingly has not recorded an accrual for this matter. However, if the Company does not prevail in its appeal, imposition of assessments and penalties will have a material adverse effect on the Company’s results of operations and financial condition.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at 0.11% on the $10.1 million awarded in the final judgment. Alexsam filed its complaint against the Company in September 2007. The Company does not expect that this decision will have a material impact on its future business operations. On October 28, 2011, the Company filed its notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. The Company filed its opening brief on February 8, 2012. Alexsam’s cross-appeal opening and response brief is due by March 21, 2012. The Company’s response and reply brief will be due by May 2, 2012 and Alexsam’s cross-appeal reply brief will be due by May 16, 2012. On September 1, 2011, Alexsam filed a new action relating to post-judgment royalties for the products and systems previously found to infringe its patents. On September 22, 2011, the Company filed its answer and counterclaim for declaratory judgment, which Alexsam moved to dismiss. The Company opposed Alexsam’s motion to dismiss. As of January 31, 2012, the Company had $10.0 million accrued for this matter.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Aerotel is seeking damages of at least $25 million and attorneys’ fees. Fact discovery is complete and on February 28, 2012, the parties exchanged expert reports. Arbitrators have been selected and the arbitration is scheduled for June 11, 2012. As of January 31, 2012, the Company’s remaining accrual for these matters was $12.6 million. The Company is currently unable to form an estimate of any potential additional liabilities to the Company related to this matter.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from certain of the Company’s subsidiaries and several as of yet unidentified entities affiliated with the Company. The complaint alleges that the Company’s subsidiaries failed to pay “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On November 18, 2011, the parties each submitted a motion for summary judgment, with opposition and reply briefs filed in December 2011. On March 9, 2012, the Court issued an order denying the Company’s motion and granting Southwestern Bell’s motion for partial summary judgment on liability, but provided that the parties will proceed to trial to determine the precise amount of damages owed. Based on discovery, the Company expects damages in the range of $0 to roughly $12 million. Although the parties continue to engage in settlement discussions, the Company is evaluating its options going forward, including its options on appeal. A trial date on damages is currently set for June 18, 2012. The Company is currently unable to form an estimate of any potential liabilities to the Company related to this matter.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. The Company’s filed its opening brief on November 7, 2011. Tyco filed its opposition on February 10, 2012 and the Company filed its reply on March 9, 2012.

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

In January 2012, the Company’s subsidiary ICTI filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. ICTI seeks both damages and injunctive relief from the defendants. Stalker Software, Inc’s answer is due by March 27, 2012, ooVoo, LLC’s answer was due by March 9, 2012, and Vivox, Inc. has not yet been served with the complaint.

The Company’s subsidiary, Prepaid Cards BVBA ("Prepaid"), is the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer. Prepaid has been attempting to enforce this patent in Germany, and had succeeded in prevailing in infringement and nullity cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. To date, Lycatel has demanded payment from Mr. Fromer of fees, costs and expenses, in relation to the nullity proceedings, of approximately €340,000 ($0.5 million at January 31, 2012). The Company expects that Lycatel and Mox may demand further payments from Prepaid and Mr. Fromer in respect of legal costs, fees, damages and expenses, incurred by them in connection with the infringement and nullity proceedings. Based upon the applicable statutes governing recoupment of legal fees and costs, the Company expects the amount of such legal fees and costs to be up to €1.2 million ($1.6 million at January 31, 2012) in the aggregate, if all such amounts are ordered by the court (with an estimated €890,000 ($1.2 million at January 31, 2012) against Mr. Fromer in connection with the nullity proceedings and €290,000 ($0.4 million at January 31, 2012) against Prepaid in connection with the infringement proceedings), provided that the parties may claim additional amounts as well. Except for the amount of fees and costs which may be claimed against Prepaid that are based on applicable statutes, as specified above, the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company.

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

Note 9—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.8 million as of January 31, 2012.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of January 31, 2012, the Company had accrued an aggregate of $3.8 million related to these audits. The following is a summary of the more significant ongoing audits:

•
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets.

•
In January 2011 and May 2011, the Company received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom for the period from January 2004 through December 2009 that included aggregate assessments of tax, interest and penalties of $2.5 million. In February 2012, the Company agreed to resolve these matters and paid $0.9 million.

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

Other Commitments and Contingencies

As of January 31, 2012, the Company had letters of credit and surety bonds outstanding totaling $19.3 million, the majority of which expire by January 31, 2013. These letters of credit and surety bonds were collateral to secure primarily mortgage repayments and the $10.1 million Alexsam judgment (see Note 8), respectively. The letters of credit outstanding at January 31, 2012 also included letters of credit for the benefit of Genie of $2.6 million. Genie is in the process of transferring these letters of credit from the Company to Genie. To date, substantially all of the letters of credit have been transferred to Genie.

As of January 31, 2012 and July 31, 2011, “Trade accounts payable” in the Company’s consolidated balance sheets included refundable customer deposits of $4.7 million and $1.5 million, respectively, related to the Company’s European prepaid payment services business.

The Company’s restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services Holdings Limited, the Company’s Gibraltar-based bank. Restricted cash and cash equivalents consist of the following:

	January 31, 2012	July 31, 2011
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$3,717	$2,880
IDT Financial Services related	4,780	1,248

Total short-term	8,497	4,128
Restricted cash and cash equivalents-long-term
Letters of credit related	2,762	3,538
IDT Financial Services related	7,704	8,703

Total long-term	10,466	12,241

Total restricted cash and cash equivalents	$18,963	$16,369

Note 10—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in thousands)
Gain on settlement of auction rate securities arbitration claim	$—	$—	$—	$5,379
Foreign currency transaction gains	45	132	471	368
Loss on investments	(548)	(1,001)	(790)	(663)
Other	74	(239)	79	(170)

Total other (expense) income, net	$(429)	$(1,108)	$(240)	$4,914

The gain on settlement of auction rate securities arbitration claim related to auction rate securities that the Company held with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of its arbitration claim. In the six months ended January 31, 2011, the Company recognized a gain of $5.4 million from the settlement of the arbitration claim.

Note 11—520 Broad Street Building

In the fourth quarter of fiscal 2009, the Company consolidated its operations in Newark, New Jersey into office space that the Company is leasing at 550 Broad Street. The lease expires in September 2012. At January 31, 2012, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey was $43.9 million and the mortgage payable balance was $22.7 million. The Company is considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Note 12—Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

On February 1, 2012, the Company adopted the accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of these amendments did not impact the Company’s financial position, results of operations or cash flows.

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

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The Company is required to adopt this standard update on August 1, 2013. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 as well as under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2011.

Overview

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides various telecommunications solutions including prepaid and rechargeable calling products, a range of voice over Internet protocol, or VoIP, communications services, payment services, and wholesale termination services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge, a distribution platform including an Android app that allows users to share and obtain content to personalize smart phones, feature phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) a portfolio of patents held by our subsidiary Innovative Communications Technologies, Inc., or ICTI, related to VoIP technology and the licensing and other businesses related to these patents, (5) certain real estate and (6) other smaller businesses.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.3% of our total revenues from continuing operations in the six months ended January 31, 2012 and 2011.

Telecom Platform Services, which represented 98.6% and 97.8% of IDT Telecom’s total revenues in the six months ended January 31, 2012 and 2011, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

•
Retail Communications sells international long-distance calling products primarily to immigrant communities worldwide, with core markets in the U.S. and Europe. This includes our flagship Boss Revolution Pinless product (a pay-as-you-go, card-less international calling service sold through the Boss Revolution payment platform) as well as many of our established calling card brands including Boss, La Leyenda, Feliz, and Pennytalk.

•
Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators as well as other aggregators through our network of 800-plus carrier interconnects.

•
Hosted Platform Solutions enables operators to leverage our proprietary networks, platforms and/or technology to assist them in providing customized communications solutions. Included in this category is our cable telephony product offering, which is in “harvest mode” – maximizing revenues from current customers while maintaining expenses at the minimum levels essential to operate the business. We anticipate near term continued declines in revenue and gross profit in Hosted Platform Solutions.

•
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

Over the past few years, we have experienced a continued shift in demand industry-wide, away from calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, contributes to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

To combat this trend, we have introduced in recent years new sources of revenue, such as IMTU and Boss Revolution Pinless that have now largely replaced revenues from our traditional calling cards. IMTU appeals to residents, particularly immigrants, in developed countries who communicate regularly with or send money (remit) to friends or family members in a developing country. Boss Revolution Pinless allows users to bypass their service provider and call their families and friends overseas without the need to enter a personal identification number. The addition of IMTU and Boss Revolution Pinless represent successful efforts to leverage our existing capabilities and distribution. In general, IMTU and Boss Revolution Pinless command lower gross margins when compared to our more established, traditional calling cards. There can be no assurance that we will continue to grow our IMTU and Boss Revolution Pinless sales, or that we will be able to generate new sources of revenue to offset the continuing decline in our calling card revenues.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our wholesale termination services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

Discontinued Operations

Genie Energy Ltd.

On October 28, 2011, we completed a pro rata distribution of the common stock of our subsidiary, Genie Energy Ltd., or Genie, to our stockholders of record as of the close of business on October 21, 2011. Genie owns 99.3% of Genie Energy International Corporation, which owns 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. IDT Energy is a retail energy service provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States. Genie Oil and Gas is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other unconventional fuel resources. Genie Oil and Gas resource development projects include oil shale initiatives in Colorado and Israel. Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented. As of October 28, 2011, each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011.

We have received a ruling from the Internal Revenue Service substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, us and our stockholders under Section 355 of the Internal Revenue Code of 1986. In addition to obtaining the IRS ruling, we have received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

In October 2011, prior to the spin-off, we committed to fund Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. We funded Genie with $70.3 million at the time of the spin-off so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash. Subsequent to the spin-off, in November and December 2011, we funded Genie with the final remaining $11.9 million.

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

Our selling, general and administrative expenses were declined by $1.0 million in the three and six months ended January 31, 2012 as a result of the fees we charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of our foreign subsidiaries. At January 31, 2012, other current assets reported in our consolidated balance sheet included $0.2 million receivable from Genie.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we were eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in the accompanying consolidated statement of operations.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in millions)
Revenues	$—	$57.8	$45.8	$103.4

Income before income taxes	$—	$0.4	$2.6	$6.0

Net (loss) income	$—	$(1.1)	$1.0	$1.5

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into office space that we are leasing at 550 Broad Street. The lease expires in September 2012. At January 31, 2012, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $43.9 million and the mortgage payable balance was $22.7 million. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Recently Adopted Accounting Standards and Recently Issued Accounting Standards Not Yet Adopted

On February 1, 2012, we adopted the accounting standard update to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards, or IFRS. The amendments in this update (1) clarify the application of certain existing fair value measurement and disclosure requirements and (2) change certain principles or requirements for measuring fair value or disclosing information about fair value measurements. The adoption of these amendments did not impact our financial position, results of operations or cash flows.

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

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and IFRS about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. We are required to adopt this standard update on August 1, 2013. We are evaluating the impact that this standard update will have on our consolidated financial statements.

Results of Operations

Three and Six Months Ended January 31, 2012 Compared to Three and Six Months Ended January 31, 2011

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

 IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues
Telecom Platform Services	$357.6	$331.6	$26.0	7.8%	$726.6	$632.0	$94.6	15.0%
Consumer Phone Services	5.0	6.9	(1.9)	(28.0)	10.4	14.4	(4.0)	(27.9)

Total revenues	$362.6	$338.5	$24.1	7.1%	$737.0	$646.4	$90.6	14.0%

Revenues. IDT Telecom revenues increased in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 97.8% in the six months ended January 31, 2011 to 98.6% in the six months ended January 31, 2012, and Consumer Phone Services revenues decreased from 2.2% in the six months ended January 31, 2011 to 1.4% in the six months ended January 31, 2012.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and six months ended January 31, 2012 and 2011 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$133.2	$118.0	$15.2	12.9%	$265.6	$236.5	$29.1	12.3%
Wholesale Termination Services	173.7	161.4	12.3	7.7	360.7	301.9	58.8	19.5
Hosted Platform Solutions	14.3	20.3	(6.0)	(29.7)	29.3	40.0	(10.7)	(26.7)
Payment Services	36.4	31.9	4.5	13.8	71.0	53.6	17.4	32.5

Total Telecom Platform Services revenues	$357.6	$331.6	$26.0	7.8%	$726.6	$632.0	$94.6	15.0%

Minutes of use
Retail Communications	2,049	1,924	125	6.5%	4,073	3,872	201	5.2%
Wholesale Termination Services	5,100	4,288	812	18.9	10,080	8,080	2,000	24.8
Hosted Platform Solutions	273	340	(67)	(19.5)	572	686	(114)	(16.6)

Total minutes of use	7,422	6,552	870	13.3%	14,725	12,638	2,087	16.5%

Average revenue per minute
Retail Communications	$0.0650	$0.0613	$0.0037	6.1%	$0.0652	$0.0611	$0.0041	6.8%
Wholesale Termination Services	0.0341	0.0376	(0.0035)	(9.5)	0.0358	0.0374	(0.0016)	(4.2)

In the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011, Telecom Platform Services’ minutes of use increased 13.3% and 16.5%, respectively, driven by the continued strength in both our Wholesale Termination Services and Retail Communications businesses. Consistent with the growth in minutes, Telecom Platform Services’ revenues increased 7.8% and 15.0% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011.

Retail Communications revenue (36.6% and 37.4% of Telecom Platform Services’ revenue in the six months ended January 31, 2012 and 2011, respectively) grew 12.9% and 12.3% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011. Growth was led by aggressive penetration and acceptance of Boss Revolution Pinless within our U.S. retail distribution network, partially offset by a continued decline in sales of traditional IDT-branded disposable calling cards. We launched the Boss Revolution payment platform in the United Kingdom during the three months ended January 31, 2012, and we plan to introduce it in Hong Kong, Spain and other European markets this calendar year. Our overseas launch of the Boss Revolution payment platform will initially include Boss Revolution Pinless and IMTU similar to the U.S.

Wholesale Termination Services revenue (49.6% and 47.8% of Telecom Platform Services’ revenue in the six months ended January 31, 2012 and 2011, respectively) grew 7.7% and 19.5% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011. This growth was due to our continued commitment and investments in being a recognized leader in the wholesale carrier marketplace. However, Wholesale Termination Services revenues declined in the three months ended January 31, 2012 compared to the prior quarter primarily due to the contraction in certain one - time revenue opportunities, primarily in North Africa, and to an industry - wide downward shift in per minute pricing to certain Latin American destinations.

Hosted Platform Solutions revenue (4.0% and 6.3% of Telecom Platform Services’ revenue in the six months ended January 31, 2012 and 2011, respectively) declined 29.7% and 26.7% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011. The decline in revenue is primarily due to the loss of our largest cable telephony customer, Bresnan Broadband Holdings, LLC (or Bresnan), which terminated its agreement with us as part of its sale to Cablevision. In December 2010, Cablevision paid us $14.4 million in cash to terminate the agreement, and we provided transition services to Bresnan through the fourth quarter of fiscal 2011.

Payment Services revenue (9.8% and 8.5% of Telecom Platform Services’ revenue in the six months ended January 31, 2012 and 2011, respectively) grew 13.8% and 32.5% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011. The increase was driven by the success of our IMTU products. However, because of increased competition in the international mobile top-up marketplace, sales of IMTU products are likely to grow at a slower pace in fiscal 2012. Future growth will be contingent, in large part, on our ability to enter into new IMTU partnerships with wireless providers, as well as on our recently launched initiative to sell IMTU through the Boss Revolution payment platform.

Total minutes of use for Telecom Platform Services increased 13.3% and 16.5% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services increased 18.9% and 24.8% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011. Minutes of use from Retail Communications increased 6.5% and 5.2% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011, which was driven by the volume growth in the U.S and Asia, which more than offset the decrease in minutes of use in Europe. Minutes of use from Retail Communications in South America slightly declined in the three months ended January 31, 2012 compared to the similar period in fiscal 2011, although these minutes of use increased in the six months ended January 31, 2012 compared to the similar period in fiscal 2011. Hosted Platform Solutions minutes of use decreased 19.5% and 16.6% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011, primarily as a result of the loss of Bresnan as a customer. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute decreased 9.5% and 4.2% in Wholesale Termination Services and increased 6.1% and 6.8% in Retail Communications in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011 reflecting primarily changes in the product/call destination mix.

Consumer Phone Services revenues declined 28.0% and 27.9% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 11,900 as of January 31, 2012 compared to 16,600 as of January 31, 2011. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 51,000 as of January 31, 2012 compared to 65,400 as of January 31, 2011. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$303.6	$279.3	$24.3	8.7%	$620.0	$527.9	$92.1	17.5%
Consumer Phone Services	2.2	3.0	(0.8)	(27.1)	4.7	6.5	(1.8)	(28.0)

Total direct cost of revenues	$305.8	$282.3	$23.5	8.3%	$624.7	$534.4	$90.3	16.9%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Gross profit
Telecom Platform Services	$54.0	$52.3	$1.7	3.1%	$106.6	$104.1	$2.5	2.4%
Consumer Phone Services	2.8	3.9	(1.1)	(28.7)	5.7	7.9	(2.2)	(27.7)

Total gross profit	$56.8	$56.2	$0.6	1.0%	$112.3	$112.0	$0.3	0.3%

	Three months ended January 31,			Six months ended January 31,
	2012	2011	Change	2012	2011	Change
Gross margin percentage
Telecom Platform Services	15.1%	15.8%	(0.7)%	14.7%	16.5%	(1.8)%
Consumer Phone Services	55.1	55.6	(0.5)	54.6	54.5	0.1

Total gross margin percentage	15.7%	16.6%	(0.9)%	15.2%	17.3%	(2.1)%

Gross Profit and Gross Margin Percentage. Gross profit in our Telecom Platform Services segment increased 3.1% and 2.4% in the three and six months ended January 31, 2012, respectively, compared to the similar periods in fiscal 2011, while our gross margin percentage decreased 70 and 180 basis points, respectively. Gross profit generated by the increase in Boss Revolution Pinless sales more than compensated for declines in relatively higher margin traditional disposable calling card and cable telephony revenues. The decline in gross margin reflects the loss of the large, high margin cable telephony customer, Bresnan, as well as the evolution of our product mix, as revenues from our relatively higher margin traditional disposable calling cards decline while revenues of our lower margin Wholesale Termination Services, Boss Revolution Pinless and IMTU increase. In addition, during the three and six months ended January 31, 2012, the gross profit and margins for our European Retail Communications business was negatively impacted by the weakening of the European currencies versus the U.S. dollar.

Gross margin in our Telecom Platform Services segment had been declining each quarter since fiscal 2011, however it increased 80 basis points in the three months ended January 31, 2012 compared to the prior quarter. This increase was generated primarily by improved margins for Boss Revolution Pinless and traditional disposable calling cards, as well as due to product mix, as lower margin wholesale carrier sales declined compared to the prior quarter.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$45.6	$41.9	$3.7	8.9%	$90.6	$83.4	$7.2	8.5%
Consumer Phone Services	1.7	1.8	(0.1)	(4.9)	3.4	3.8	(0.4)	(8.1)

Total selling, general and administrative expenses	$47.3	$43.7	$3.6	8.3%	$94.0	$87.2	$6.8	7.8%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 was primarily due to the increase in our variable costs, as our top-line grew as well. Variable selling, general and administrative expenses include costs such as marketing, bad debt, third-party transaction processing costs, and internal sales commissions that closely track top-line performance. In particular, marketing expenses significantly increased to support our gross profit. Internal sales commissions have grown rapidly as a direct result of our ongoing effort to grow and strengthen our retail direct sales force in the U.S. Similarly, third-party transaction processing costs have increased in direct proportion to the rapid growth on the Boss Revolution payment platform.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to increases in employee compensation. We are increasing our retail direct sales force in the U.S. as noted above, which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2012, which will somewhat increase our selling, general and administrative expenses. The increase in third-party transaction processing costs results from the increase in Boss Revolution payment platform sales since many of the retailers on the Boss Revolution payment platform use credit cards to pay for their purchases from us. We intend to compliment the use of credit cards with wire transfers in order to reduce these costs. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the six months ended January 31, 2012 compared to the similar period in fiscal 2011 was partially offset by a decrease in external legal fees, which included the reversal of $1.3 million of estimated legal fees for the T-Mobile litigation that were recorded in a prior period. Our bad debt expense decreased in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 primarily because of an improvement in our ability to collect on amounts due from certain wholesale carrier customers. We continue to attentively monitor credit exposure and the credit quality of our wholesale trade partners.

As a percentage of Telecom Platform Services’ revenue, selling, general and administrative expenses increased to 12.8% from 12.6% in the three months ended January 31, 2012 and 2011, respectively, and decreased to 12.5% from 13.2% in the six months ended January 31, 2012 and 2011, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and six months ended January 31, 2012 compared to the similar period in fiscal 2011 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.6	$4.7	$(1.1)	(23.7)%	$7.4	$9.5	$(2.1)	(21.8)%
Consumer Phone Services	—	—	—	(87.0)	—	—	—	(82.4)

Total depreciation and amortization	$3.6	$4.7	$(1.1)	(23.9)%	$7.4	$9.5	$(2.1)	(22.0)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Severance and other charges
Telecom Platform Services	$—	$0.9	$(0.9)	(100.0)%	$—	$0.9	$(0.9)	(100.0)%
Consumer Phone Services	—	—	—	—	—	—	—	—

Total severance and other charges	$—	$0.9	$(0.9)	(100.0)%	$—	$0.9	$(0.9)	(100.0)%

 Severance and Other Charges. Severance and other charges in the three and six months ended January 31, 2011 consisted primarily of costs to terminate a contract for a technology development and support group.

Other Operating Gain (Loss), net. The Telecom Platform Services segment’s income from operations in the three months ended January 31, 2012 included $1.8 million received from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale. The Telecom Platform Services segment’s loss from operations in the six months ended January 31, 2012 included an $11.0 million loss on the settlement of litigation related to a complaint filed by T-Mobile USA, Inc., or T-Mobile, and a $0.2 million loss on the settlement of an unrelated claim, net of the $1.8 million received from Broadstripe, LLC. On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The parties are in the process of negotiating a formal settlement agreement containing standard mutual releases and covenants not to sue. Once a formal settlement agreement is executed, the parties will file a stipulation of dismissal of the complaint with the Court. On February 9, 2012, T-Mobile filed a Motion to Enforce the Settlement seeking an order enforcing the binding term sheet executed between the parties, which we opposed.

Telecom Platform Services’ income from operations in the three and six months ended January 31, 2011 included a gain from the termination of an agreement and an expense related to an action alleging patent infringement. In connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of Bresnan, Bresnan exercised its option to terminate the services being provided by us to Bresnan under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement, which we recorded as a gain.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by us of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. We incurred legal fees of $0.7 million in connection with this matter. The final judgment issued in August 2011 awarded Alexsam an aggregate $10.1 million including damages and interest. We do not expect that this decision will have a material impact on our future business operations.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$6.5	$9.4	$(2.9)	(30.7)%	$(0.8)	$14.9	$(15.7)	(105.6)%
Consumer Phone Services	1.0	2.0	(1.0)	(50.0)	2.2	4.0	(1.8)	(45.4)

Total income from operations	$7.5	$11.4	$(3.9)	(34.0)%	$1.4	$18.9	$(17.5)	(92.8)%

All Other

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues	$2.9	$2.3	$0.6	23.5%	$5.2	$4.2	$1.0	22.2%
Direct cost of revenues	(0.5)	(0.4)	(0.1)	(32.1)	(1.0)	(0.7)	(0.3)	(42.7)

Gross profit	2.4	1.9	0.5	21.7	4.2	3.5	0.7	18.1
Selling, general and administrative	(1.0)	(2.4)	1.4	60.7	(2.1)	(4.4)	2.3	51.2
Depreciation	(0.6)	(0.6)	—	10.4	(1.1)	(1.3)	0.2	19.1
Research and development	(1.1)	(0.3)	(0.8)	(304.8)	(2.1)	(1.0)	(1.1)	(112.5)
Other operating gain	—	0.8	(0.8)	(100.0)	—	3.3	(3.3)	(100.0)

(Loss) income from operations	$(0.3)	$(0.6)	$0.3	58.7%	$(1.1)	$0.1	$(1.2)	nm

nm—not meaningful

Other Operating Gain. As of January 31, 2011, we had received proceeds from insurance of $4.0 million in connection with water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the three and six months ended January 31, 2011, we recorded a gain of $0.8 million and $2.6 million, respectively, from this insurance claim. In addition, in the six months ended January 31, 2011, All Other included a gain of $0.7 million on the settlement of an unrelated claim.

In January 2012, ICTI filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. ICTI seeks both damages and injunctive relief from the defendants.

Currently, we report aggregate results for all of our operating businesses which are not part of IDT Telecom in All Other. Following are the results of operations in the three and six months ended January 31, 2012 and 2011 of Zedge and Fabrix T.V., Ltd., two of the businesses included in All Other:

	Three months ended January 31,		Change		Six months ended January 31,		Change
Zedge	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues	$1.0	$0.8	$0.2	24.1%	$1.9	$1.6	$0.3	21.3%
Direct cost of revenues	(0.2)	(0.2)	—	22.2	(0.4)	(0.3)	(0.1)	(11.8)

Gross profit	0.8	0.6	0.2	24.6	1.5	1.3	0.2	23.6
Selling, general and administrative	(0.6)	(0.5)	(0.1)	(17.8)	(1.2)	(1.0)	(0.2)	(17.2)
Depreciation	(0.2)	(0.1)	(0.1)	(98.2)	(0.3)	(0.3)	—	22.7

Income (loss) from operations	$—	$—	$—	(45.4)%	$—	$—	$—	329.1%

	Three months ended January 31,		Change		Six months ended January 31,		Change
Fabrix T.V., Ltd.	2012	2011	$	%		2011	$	%
	(in millions)
Revenues	$1.0	$0.7	$0.3	42.7%	$1.6	$1.0	$0.6	67.6%
Direct cost of revenues	(0.2)	(0.1)	(0.1)	(93.2)	(0.5)	(0.2)	(0.3)	(180.0)

Gross profit	0.8	0.6	0.2	31.5	1.1	0.8	0.3	45.2
Selling, general and administrative	(0.2)	(0.8)	0.6	80.3	(0.3)	(1.0)	0.7	67.2
Depreciation	—	—	—	—	(0.1)	—	(0.1)	(111.9)
Research and development	(1.1)	(0.3)	(0.8)	(304.8)	(2.1)	(1.0)	(1.1)	(112.5)

Loss from operations	$(0.5)	$(0.5)	$—	(13.7)%	$(1.4)	$(1.2)	$(0.2)	(10.5)%

Research and Development. Research and development expenses in the three and six months ended January 31, 2012 and 2011 were incurred by Fabrix T.V., Ltd., our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable, telecommunications, Internet service providers and web based video portals that are interested in deep video storage or in offering personalized television applications and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. In February 2012, Fabrix received $5.2 million in cash from these sales, which will be recognized as revenue over 3 years. Following its first overseas sale to a European operator in the first quarter of fiscal 2012, Fabrix is seeing interest from prospective clients in Europe and other geographies outside of North America.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
General and administrative expenses	$3.2	$4.1	$(0.9)	(22.1)%	$7.2	$7.9	$(0.7)	(8.9)%
Depreciation and amortization	0.1	0.2	(0.1)	(47.8)	0.2	0.4	(0.2)	(47.9)
Severance and other charges	—	0.1	(0.1)	(100.0)	—	0.1	(0.1)	(100.0)
Other operating (gain) loss	(0.1)	0.5	(0.6)	(120.0)	(0.1)	0.5	(0.6)	(120.0)

Loss from operations	$3.2	$4.9	$(1.7)	(34.9)%	$7.3	$8.9	$(1.6)	(18.1)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 was primarily due to decreases in payroll and professional fees. These decreases were the result of the fees charged to Genie for services provided pursuant to the Transition Services Agreement, which reduced Corporate general and administrative expenses by $0.7 million in the three and six months ended January 31, 2012. We began providing services to Genie in the second quarter of fiscal 2012 to facilitate Genie’s transition into a separate publicly-traded company. In addition, the decrease in Corporate general and administrative expenses in the three months ended January 31, 2012 compared to the similar period in fiscal 2011 was also due to a decrease in stock-based compensation expense, which declined primarily as a result of the decline in the fair value on the grant date of the annual automatic grant of Class B common stock to the independent non-employee members of our Board of Directors. Our Corporate general and administrative expenses in the three months ended January 31, 2012 of $3.2 million were consistent with our projected annual run rate of $12 million to $15 million. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.2% in both the three and six months ended January 31, 2011 to 0.9% and 1.0% in the three and six months ended January 31, 2012, respectively.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.9 million and $1.6 million in the three and six months ended January 31, 2012, respectively, compared to $1.3 million and $1.7 million in the three and six months ended January 31, 2011, respectively. The aggregate unrecognized compensation cost of $8.1 million at January 31, 2012 is expected to be recognized over the remaining vesting period, of which $3.0 million is expected to be recognized in the twelve month period ending January 31, 2013, $4.0 million is expected to be recognized in the twelve month period ending January 31, 2014 and the remaining $1.1 million is expected to be recognized thereafter through November 2019.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Income (loss) from operations	$4.0	$5.8	$(1.8)	(30.7)%	$(7.0)	$10.2	$(17.2)	(169.2)%
Interest expense, net	(1.4)	(1.0)	(0.4)	(38.0)	(1.9)	(2.2)	0.3	17.6
Other (expense) income, net	(0.4)	(1.1)	0.7	61.3	(0.2)	4.9	(5.1)	(104.9)
Benefit from income taxes	0.7	0.6	0.1	14.2	3.9	4.6	(0.7)	(15.2)

Income (loss) from continuing operations	2.9	4.3	(1.4)	(32.2)	(5.2)	17.5	(22.7)	(129.5)
Discontinued operations, net of tax	—	(1.1)	1.1	100.0	3.0	1.5	1.5	96.7

Net income (loss)	2.9	3.2	(0.3)	(8.2)	(2.2)	19.0	(21.2)	(111.3)
Net (income) loss attributable to noncontrolling interests	(0.2)	0.7	(0.9)	(136.6)	0.5	0.6	(0.1)	(14.6)

Net income (loss) attributable to IDT Corporation	$2.7	$3.9	$(1.2)	(32.5)%	$(1.7)	$19.6	$(21.3)	(108.5)

Interest Expense, net. The increase in interest expense, net in the three months ended January 31, 2012 compared to the similar period in fiscal 2011 was primarily due to an increase in interest expense, which was primarily due to interest of $0.6 million related to a state tax settlement in January 2012.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2012	2011	2012	2011
	(in millions)
Gain on settlement of auction rate securities arbitration claim	$—	$—	$—	$5.4
Foreign currency transaction gains	—	0.1	0.4	0.4
Loss on investments	(0.5)	(1.0)	(0.7)	(0.7)
Other	0.1	(0.2)	0.1	(0.2)

Total other (expense) income, net	$(0.4)	$(1.1)	$(0.2)	$4.9

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

Income Taxes. The benefit from income taxes in the six months ended January 31, 2012 and in the three and six months ended January 31, 2011 primarily offsets the Genie income tax expense included in “Discontinued operations, net of tax.” The increase in benefit from income taxes in the three months ended January 31, 2012 compared to the similar period in fiscal 2011 is primarily due to reductions in state and foreign income tax expense, partially offset by a reduction in federal income tax benefit. The decline in benefit from income taxes in the six months ended January 31, 2012 compared to the similar period in fiscal 2011 is partially due to the decrease in Genie’s income before income taxes. In addition, the benefit from income taxes in the six months ended January 31, 2011 included a $2.0 million reversal of income tax expense related to an IRS audit that was completed in August 2010.

Discontinued Operations, net of tax. Discontinued operations, net of tax, includes Genie’s net income of $1.0 million in the six months ended January 31, 2012 and Genie’s net (loss) income of $(1.1) million and $1.5 million in the three and six months ended January 31, 2011, respectively. In addition, discontinued operations, net of tax, in the six months ended January 31, 2012 includes $2.0 million related to the sale of IDT Entertainment. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the addtional consideration for IDT Entertainment and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the three and six months ended January 31, 2012 compared to the similar periods in fiscal 2011 was primarily due to the deconsolidation of Genie on October 28, 2011.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and short-term investments that we held as of January 31, 2012 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending January 31, 2013.

As of January 31, 2012, we had cash and cash equivalents of $130.4 million and a deficit in working capital (current liabilities in excess of current assets) of $18.8 million, although our current liabilities included deferred revenue of $77.9 million which will not have to be settled in cash. As of January 31, 2012, we also had $4.6 million in investments in hedge funds, of which $0.2 million was included in “Investments-short term” and $4.4 million was included in “Investments-long-term” in our consolidated balance sheet.

As of January 31, 2012, we had aggregate restricted cash and cash equivalents of $19.0 million, of which $8.5 million was included in “Restricted cash and cash equivalents” and $10.5 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services Holdings Limited, our Gibraltar-based bank.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million, which we expect to receive in calendar year 2012.

In March 2012, IDT Spectrum closed on a portion of its agreement to sell eight spectrum licenses covering metropolitan areas from its nationwide portfolio for $6.8 million. Approvals on the remaining sales are pending.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases under the program in the six months ended January 31, 2012. As of January 31, 2012, 5.4 million shares remained available for repurchase under the stock repurchase program.

We may decide from time to time to raise additional capital from debt or equity sources to supplement our expected capital resources. There can be no assurance that we will be able to raise such capital on favorable terms or at all.

	Six months ended January 31,
	2012	2011
	(in millions)
Cash flows provided by (used in):
Operating activities	$6.5	$30.2
Investing activities	(0.5)	6.3
Financing activities	(115.2)	(13.5)
Effect of exchange rate changes on cash and cash equivalents	(1.8)	0.6

(Decrease) increase in cash and cash equivalents from continuing operations	(111.0)	23.6
Discontinued operations	(2.9)	6.7

(Decrease) increase in cash and cash equivalents	$(113.9)	$30.3

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In the six months ended January 31, 2012, Fabrix T.V., Ltd.’s gross trade accounts receivable increased $5.8 million as a result of sales of software licenses and support services. In February 2012, Fabrix received $5.2 million in cash from these sales.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The parties are negotiating a formal settlement agreement containing standard mutual releases and covenants not to sue. Once a formal settlement agreement is executed, the parties will file a stipulation of dismissal of the complaint with the Court. On February 9, 2012, T-Mobile filed a Motion to Enforce the Settlement seeking an order enforcing the binding term sheet executed between the parties, which we opposed.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected our appeal and upheld the Swedish Tax Agency’s imposition of a value added tax, or VAT, assessment including penalties and interest of approximately SEK 147 million ($21.7 million at January 31, 2012) for the period from January 2004 through June 2008. If the VAT for these periods is ultimately held payable, it is likely that the Swedish Tax Agency also will request VAT for periods subsequent to June 2008. Our potential exposure for VAT, penalties and interest for the period from July 2008 through January 2011 is an additional SEK 43 million ($6.4 million at January 31, 2012). We have appealed this decision to the Administrative Court of Appeal in Gothenburg. On September 16, 2011, the Swedish Tax Agency granted us a respite from paying the tax until the judgment of the Administrative Court of Appeal is rendered. After completing a comprehensive review, which included consultation with our outside legal counsel, we concluded that the claims asserted in the judgment are not supported by Swedish law. Further, we concluded that the Administrative Court in Gothenburg made multiple errors resulting in the judgment and that these errors constitute grounds for a successful appeal and, as a result, the judgment against us should ultimately be reversed and we should prevail without a liability being incurred. Therefore, we have determined that a loss from this judgment is not probable and accordingly we have not recorded an accrual for this matter. However, if we do not prevail in our appeal, imposition of assessments and penalties will have a material adverse effect on our results of operations and financial condition.

We are subject to audits in various jurisdictions for various other taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of January 31, 2012, we had accrued an aggregate of $3.8 million related to these audits. The following is a summary of the more significant ongoing audits:

•
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to the sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets.

•
In January 2011 and May 2011, we received Notices of Proposed Tax Adjustments from the New York City Finance Department related to the utility excise tax audit of IDT Telecom for the period from January 2004 through December 2009 that included aggregate assessments of tax, interest and penalties of $2.5 million. In February 2012, we agreed to resolve these matters and paid $0.9 million.

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

Investing Activities

Our capital expenditures were $4.4 million in the six months ended January 31, 2012 compared to $6.0 million in the six months ended January 31, 2011. We currently anticipate that total capital expenditures for the twelve month period ending January 31, 2013 will be in the $10.0 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

We received $3.0 million and $1.6 million in the six months ended January 31, 2012 and 2011, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Restricted cash and cash equivalents increased $2.6 million in the six months ended January 31, 2012 and decreased $4.9 million in the six months ended January 31, 2011. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services Holdings Limited, our Gibraltar-based bank.

In the six months ended January 31, 2011, we received additional proceeds of $0.1 million from the sale of property located at 3373 and 3375 Hillview Avenue in Palo Alto, California that closed in July 2009.

Proceeds from insurance of $3.5 million in the six months ended January 31, 2011 related to water damage in our building located at 520 Broad Street, Newark, New Jersey. As of January 31, 2011, we had received aggregate proceeds from insurance of $4.0 million in connection with this water damage claim. We recorded a gain of $2.6 million from this insurance claim in the six months ended January 31, 2011, which is included in “Other operating gains (loss), net” in our consolidated statement of operations.

Proceeds from marketable securities of $5.7 million in the six months ended January 31, 2011 was from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In the six months ended January 31, 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in our consolidated statement of operations.

We used cash of $5.2 million in the six months ended January 31, 2011 to purchase certificates of deposit at various banks. We received cash of $3.5 million and $1.6 million in the six months ended January 31, 2012 and 2011, respectively, from the maturity of certificates of deposit.

Financing Activities

On October 12, 2011, we paid a cash dividend of $0.23 per share on our Class A common stock and Class B common stock, and on January 5, 2012, we paid a cash dividend of $0.13 per share on our Class A common stock and Class B common stock. The aggregate dividends paid in the six months ended January 31, 2012 were $8.2 million. On March 5, 2012, our Board of Directors declared a $0.15 per share dividend payable on April 3, 2012 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on March 26, 2012. We anticipate continuing to pay quarterly dividends commensurate with our financial results, available resources and strategic goals. In each of November and December 2010, we paid cash dividends of $0.22 per share on our common stock, Class A common stock and Class B common stock. The aggregate dividends paid in the six months ended January 31, 2011 were $10.0 million.

In October 2011, prior to the Genie spin-off, we committed to fund Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. We funded Genie with $70.3 million at the time of the spin-off so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash. On October 28, 2011, we completed the Genie spin-off, which was a pro rata distribution of the common stock of Genie to our stockholders of record as of the close of business on October 21, 2011. Genie was deconsolidated as of the date of the spin-off. Cash and cash equivalents held by Genie and its subsidiaries of $92.4 million were deconsolidated as a result of the spin-off. The difference between the $94.0 million in cash and cash equivalents that Genie held at the time of the spin-off and the cash and cash equivalents of $92.4 million that was deconsolidated was $1.6 million held by MF Global for IDT Energy, which was reclassified to “Other current assets” and partially reserved due to MF Global’s bankruptcy filing. Subsequent to the spin-off, in November and December 2011, we funded Genie with the final remaining $11.9 million.

We distributed cash of $0.7 million and $1.1 million in the six months ended January 31, 2012 and 2011, respectively, to the noncontrolling interests in subsidiaries.

On November 15, 2011, Shaman II, L.P. purchased shares in our subsidiary, Zedge, for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11.0%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

We received proceeds from the exercise of our stock options of $0.4 million in the six months ended January 31, 2011.

Repayments of capital lease obligations were $1.8 million and $2.5 million in the six months ended January 31, 2012 and 2011, respectively. We also repaid $0.2 million and $0.3 million of other borrowings in the six months ended January 31, 2012 and 2011, respectively.

In the six months ended January 31, 2012, we paid $0.2 million to repurchase 22,687 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $109.3 million at January 31, 2012 from $115.5 million at July 31, 2011 due to a $12.0 million decrease in IDT Telecom’s gross trade accounts receivable, partially offset by a $5.8 million increase in Fabrix’ gross trade accounts receivable. The decrease in IDT Telecom’s gross trade accounts receivable was primarily due to offsets of certain receivable balances against payables to the same customers, as well as from reductions in receivable balances of reciprocal transactions. IDT Telecom enters into reciprocal transactions pursuant to which IDT Telecom is committed to purchase a specific number of minutes to specific destinations at specified rates, and the counterparty is committed to purchase from IDT Telecom a specific number of minutes to specific destinations at specified rates. In addition, the decrease in IDT Telecom’s gross trade accounts receivable was due to the effect of exchange rate changes. The increase in Fabrix’ gross trade accounts receivable was the result of sales of software licenses and support services in the second quarter of fiscal 2012. In February 2012, Fabrix received $5.2 million in cash from these sales.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 14.0% at January 31, 2012 and 13.3% at July 31, 2011 primarily as a result of the decline in the gross trade accounts receivable balance at IDT Telecom since the allowance balance did not substantially change from $15.4 million at July 31, 2011 to $15.3 million at January 31, 2012.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of January 31, 2012:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$9.6	$5.2	$3.0	$0.9	$0.5
Purchase commitments and other obligations	4.7	4.7	—	—	—
Notes payable (including interest)	47.5	2.4	5.5	11.2	28.4

Total contractual obligations	$61.8	$12.3	$8.5	$12.1	$28.9

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$7.1	$4.3	$—	$2.8	$—

(1)
The above table does not include a surety bond in the amount of $12.2 million for the benefit of Alexsam, Inc. in connection with our appeal of the $10.1 million award issued in August 2011 for alleged patent infringement. The surety bond is not included due to the uncertainty of the amount and/or timing of any such payments.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 36.8% and 38.0% of our consolidated revenues from continuing operations for the six months ended January 31, 2012 and 2011, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in hedge funds for strategic and speculative purposes. As of January 31, 2012, the carrying value of such investments was $4.6 million. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our hedge fund investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, we are adding the following risk factors:

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers' proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customer’s information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past.  While we have completed our analysis and remediation of most attacks, and have implemented security designed to foil future similar attacks, with respect to certain of these attacks, we are still in the process of determining what information may have been compromised and its potential impact.

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of these networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment, (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems; (v) subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies; or (vi) result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation. Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

We could fail to comply with requirements imposed on us by certain third parties, including regulators.

An increasingly significant portion of our telecom transactions are processed using credit cards and similar payment methods. As we shift from sales through our traditional distribution channels to newer platforms, including Boss Revolution, that portion is expected to increase and that growth is dependent on utilizing such payment methods. The banks, credit card companies and other relevant parties are imposing strict system and other requirements in order to participate in such parties’ payment systems. Further, as we move into more payment and financial services in addition to services and products that are solely telecom related, those operations may be subject to different and more stringent requirements by regulators and trade organizations in various jurisdictions.  We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to carry on and grow our retail telecom and financial services operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1–30, 2011	—	$—	—	5,411,783
December 1–31, 2011	—	$—	—	5,411,783
January 1–31, 2012 (2)	22,687	$9.26	—	5,411,783

Total	22,687	$9.26	—

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

(2)
Consists of 22,687 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Removed and Reserved

Item 5.    Other Information

None

Item 6.    Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 12, 2012	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

March 12, 2012	By:	/s/ MARCELO FISCHER
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)