Form 10-Q
period 2012-04-30
IDT CORP
filed 2012-06-11
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

As of June 6, 2012, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,189,279 shares outstanding (excluding 2,500,495 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30, 2012	July 31, 2011
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$156,470	$220,426
Restricted cash and cash equivalents—short-term	6,621	4,128
Certificates of deposit	—	3,542
Trade accounts receivable, net of allowance for doubtful accounts of $13,493 at April 30, 2012 and $15,375 at July 31, 2011	73,427	100,146
Prepaid expenses	16,679	21,920
Investments—short-term	90	198
Deferred income tax assets, net—current portion	612	—
Other current assets	18,270	13,720
Assets of discontinued operations	—	63,140
Total current assets	272,169	427,220
Property, plant and equipment, net	85,629	90,471
Goodwill	14,923	15,012
Other intangibles, net	2,092	2,661
Investments—long-term	7,221	8,721
Restricted cash and cash equivalents—long-term	10,466	12,241
Other assets	8,829	11,840
Total assets	$401,329	$568,166
Liabilities and equity
Current liabilities:
Trade accounts payable	$41,150	$42,269
Accrued expenses	164,995	166,617
Deferred revenue	80,296	78,852
Income taxes payable	1,850	2,257
Capital lease obligations—current portion	—	1,701
Notes payable—current portion	518	611
Other current liabilities	3,313	3,287
Liabilities of discontinued operations	—	25,826
Total current liabilities	292,122	321,420
Notes payable—long-term portion	29,708	29,564
Deferred income tax liabilities, net—long-term portion	654	—
Income taxes payable—long-term portion	—	3,781
Other liabilities	7,417	9,611
Total liabilities	329,901	364,376
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2012 and July 31, 2011	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 23,690 and 23,586 shares issued and 21,190 and 21,109 shares outstanding at April 30, 2012 and July 31, 2011, respectively	237	236
Additional paid-in capital	394,260	520,732
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,500 and 2,477 shares of Class B common stock at April 30, 2012 and July 31, 2011, respectively	(95,151)	(94,941)
Accumulated other comprehensive income	1,677	3,027
Accumulated deficit	(230,272)	(219,992)
Total IDT Corporation stockholders’ equity	70,784	209,095
Noncontrolling interests:
Noncontrolling interests	644	(4,305)
Receivable for issuance of equity	—	(1,000)
Total noncontrolling interests	644	(5,305)
Total equity	71,428	203,790
Total liabilities and equity	$401,329	$568,166

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands, except per share data)
Revenues	$379,719	$340,188	$1,121,945	$990,822
Direct cost of revenues (exclusive of depreciation and amortization)	(319,811)	(282,598)	(945,528)	(817,736)
Gross profit	59,908	57,590	176,417	173,086
Operating expenses:
Selling, general and administrative (i)	51,254	51,068	154,589	150,558
Depreciation and amortization	4,163	5,239	12,836	16,422
Research and development	1,191	964	3,320	1,966
Severance and other charges	—	—	—	1,053
Total operating expenses	56,608	57,271	170,745	169,999
Other operating (losses) gains, net	(1,138)	—	(10,540)	7,389
Income (loss) from operations	2,162	319	(4,868)	10,476
Interest expense, net	(434)	(895)	(2,262)	(3,114)
Other (expense) income, net	(564)	233	(804)	5,147
Income (loss) from continuing operations before income taxes	1,164	(343)	(7,934)	12,509
Benefit from income taxes	2,285	5,501	6,224	10,145
Income (loss) from continuing operations	3,449	5,158	(1,710)	22,654
Discontinued operations, net of tax:
Income from discontinued operations	—	664	1,015	2,197
Income on sale of discontinued operations	—	—	2,000	—
Total discontinued operations	—	664	3,015	2,197
Net income	3,449	5,822	1,305	24,851
Net (income) loss attributable to noncontrolling interests	(460)	1,179	14	1,734
Net income attributable to IDT Corporation	$2,989	$7,001	$1,319	$26,585
Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$2,989	$5,090	$(2,591)	$22,078
Income from discontinued operations	—	1,911	3,910	4,507
Net income	$2,989	$7,001	$1,319	$26,585
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.14	$0.25	$(0.13)	$1.07
Income from discontinued operations	—	0.09	0.19	0.22
Net income	$0.14	$0.34	$0.06	$1.29
Weighted-average number of shares used in calculation of basic earnings per share	21,041	20,627	20,633	20,578
Diluted:
Income (loss) from continuing operations	$0.14	$0.23	$(0.13)	$0.98
Income from discontinued operations	—	0.08	0.19	0.20
Net income	$0.14	$0.31	$0.06	$1.18
Weighted-average number of shares used in calculation of diluted earnings per share	22,084	22,585	20,633	22,474
Dividends declared per common share	$0.15	$—	$0.51	$0.44
(i) Stock-based compensation included in selling, general and administrative expenses	$1,007	$1,641	$2,623	$3,317

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Net income	$3,449	$5,822	$1,305	$24,851
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	—	—	4	129
Foreign currency translation adjustments	1,933	2,908	(896)	4,070
Other comprehensive income (loss)	1,933	2,908	(892)	4,199
Comprehensive income	5,382	8,730	413	29,050
Comprehensive (income) loss attributable to noncontrolling interests	(474)	1,062	(5)	1,611
Comprehensive income attributable to IDT Corporation	$4,908	$9,792	$408	$30,661

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2012	2011
	(in thousands)
Operating activities
Net income	$1,305	$24,851
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(3,015)	(2,197)
Depreciation and amortization	12,836	16,422
Severance and other payments	—	(1,387)
Deferred income taxes	(997)	204
Provision for doubtful accounts receivable	1,322	3,039
Gain on sale of wireless spectrum	(5,330)	—
Gain on settlement of auction rate securities arbitration claim	—	(5,379)
Gain on proceeds from insurance	—	(2,637)
Interest in the equity of investments	(1,029)	295
Stock-based compensation	2,623	3,317
Change in assets and liabilities:
Trade accounts receivable	15,605	(30,352)
Prepaid expenses, other current assets and other assets	2,910	(3,640)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	6,837	29,328
Income taxes payable	(4,188)	(523)
Deferred revenue	2,089	10,932
Net cash provided by operating activities	30,968	42,273
Investing activities
Capital expenditures	(7,428)	(9,139)
Increase in investments	—	(50)
Proceeds from sale and redemption of investments	3,165	1,688
(Increase) decrease in restricted cash and cash equivalents	(718)	4,515
Proceeds from sale of wireless spectrum	6,800	—
Proceeds from sale of building	—	100
Proceeds from insurance	—	3,524
Proceeds from marketable securities	—	5,731
Purchases of certificates of deposit	—	(5,503)
Proceeds from maturities of certificates of deposit	3,540	2,167
Net cash provided by investing activities	5,359	3,033
Financing activities
Dividends paid	(11,599)	(9,961)
Cash of subsidiaries deconsolidated as a result of the Genie spin-off	(104,243)	—
Distributions to noncontrolling interests	(1,180)	(1,625)
Proceeds from sale of stock of subsidiary	133	—
Proceeds from exercise of stock options	—	1,654
Repayments of capital lease obligations	(1,781)	(3,729)
Repayments of borrowings	(273)	(469)
Repurchases of Class B common stock from employees	(210)	—
Net cash used in financing activities	(119,153)	(14,130)
Discontinued operations
Net cash (used in) provided by operating activities	(889)	8,177
Net cash used in investing activities	(2,048)	(3,647)
Net cash provided by financing activities	—	10,000
Net cash (used in) provided by discontinued operations	(2,937)	14,530
Effect of exchange rate changes on cash and cash equivalents	(2,068)	1,796
Net (decrease) increase in cash and cash equivalents	(87,831)	47,502
Cash and cash equivalents (including discontinued operations) at beginning of period	244,301	221,753
Cash and cash equivalents (including discontinued operations) at end of period	156,470	269,255
Less cash and cash equivalents of discontinued operations at end of period	—	(39,485)
Cash and cash equivalents (excluding discontinued operations) at end of period	$156,470	$229,770
Supplemental schedule of non-cash financing activities
Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the Genie spin-off	$18,803	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2012. The balance sheet at July 31, 2011 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2011, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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
●
In the consolidated balance sheet, income taxes payable of $3.8 million at July 31, 2011 previously included in “Income taxes payable” have been reclassified to “Income taxes payable-long-term portion”; and

●
In the consolidated statement of operations, commission expense of $3.0 million and $7.9 million in the three and nine months ended April 30, 2011, respectively, previously included in “Selling, general and administrative expenses” have been reclassified as a reduction of revenues.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.3 million and $0.9 million in the three and nine months ended April 30, 2012, respectively, and $0.4 million and $1.2 million in the three and nine months ended April 30, 2011, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of operations.

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

The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses were reduced by $0.8 million and $1.8 million in the three and nine months ended April 30, 2012, respectively, as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of the Company’s foreign subsidiaries. At April 30, 2012, other current assets reported in the Company’s consolidated balance sheet included $0.4 million receivable from Genie.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Revenues	$—	$53,787	$45,796	$157,144
Income before income taxes	$—	$3,608	$2,609	$9,632
Net income	$—	$664	$1,015	$2,197

The assets and liabilities of Genie and subsidiaries at July 31, 2011 included in discontinued operations consist of the following:

(in thousands)
Assets
Cash and cash equivalents	$23,875
Restricted cash and cash equivalents	163
Trade accounts receivable, net	26,124
Prepaid expenses	2,158
Deferred income taxes, net-current portion	1,019
Other current assets	3,001
Property, plant and equipment, net	335
Goodwill	3,663
Deferred income taxes, net-long-term portion	1,795
Other assets	1,007
Assets of discontinued operations	$63,140
Liabilities
Trade accounts payable	$16,537
Accrued expenses	7,475
Income taxes payable	1,663
Other current liabilities	91
Other liabilities	60
Liabilities of discontinued operations	$25,826

Note 3—Other Operating (Losses) Gains, Net

The following table summarizes the other operating (losses) gains, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
All Other-gain on sale of wireless spectrum (a)	$5,330	$—	$5,330	$—
All Other-gain on insurance claim (b)	—	—	—	2,637
All Other-gain from the settlement of other claims	—	—	—	640
Telecom Platform Services-estimated losses from pending litigation (c)	(6,468)	—	(6,468)	—
Telecom Platform Services-gain on settlement of claim (d)	—	—	1,750	—
Telecom Platform Services-loss on settlement of litigation (e)	—	—	(11,252)	—
Telecom Platform Services-gain on termination of agreement (f)	—	—	—	14,375
Telecom Platform Services-loss from alleged patent infringement (g)	—	—	—	(9,763)
Corporate-other	—	—	100	(500)
Total	$(1,138)	$—	$(10,540)	$7,389

All Other

(a) In March and April 2012, the Company’s subsidiary IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. The Company received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in the three months ended April 30, 2012.

(b) In the nine months ended April 30, 2011 and in fiscal 2010, the Company received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the nine months ended April 30, 2011, the Company recorded a gain of $2.6 million from this insurance claim.

Telecom Platform Services

(c) In the three months ended April 30, 2012, the Company recorded an aggregate of $6.5 million for estimated losses from pending litigation (see Note 8).

(d) On January 17, 2012, the Company received $1.8 million from Broadstripe, LLC in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(e) On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to an alleged breach of a wholesale supply agreement (see Note 8). In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. In addition, in the nine months ended April 30, 2012, the Company recorded a $0.2 million loss on the settlement of an unrelated claim.

(f) In connection with CSC Holdings, LLC’s (“Cablevision”) acquisition of Bresnan Broadband Holdings, LLC (“BBH”), BBH exercised its option to terminate the services being provided by the Company to BBH under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid $14.4 million to the Company to terminate the Agreement.

(g) On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by the Company of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal (see Note 8). The Company incurred legal fees of $0.7 million in connection with this matter. The final judgment issued in August 2011 awarded Alexsam an aggregate $10.1 million including damages and interest. The Company does not expect that this decision will have a material impact on its future business operations.

Note 4—Fair Value Measurements

At April 30, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis. At April 30, 2012 and July 31, 2011, the Company had $6.2 million and $5.7 million, respectively, in investments in hedge funds, of which $0.1 million and $0.2 million, respectively, were included in “Investments—short-term” and $6.1 million and $5.5 million, respectively, were included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

The Company’s marketable securities during the nine months ended April 30, 2011 included auction rate securities for which the underlying asset was preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were therefore classified as Level 3.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Balance, beginning of period	$—	$—	$—	$218
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	—	—	—	5,379
Included in earnings in “Selling, general and administrative expense”	—	—	—	—
Included in other comprehensive (loss) income	—	—	—	131
Purchases, sales, issuances and settlements:
Sales	—	—	—	(5,728)
Transfers in (out) of Level 3	—	—	—	—
Balance, end of period	$—	$—	$—	$—
The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the end of the period:
Included in earnings in “Other (expense) income, net”	$—	$—	$—	$—
Included in earnings in “Selling, general and administrative expense”	$—	$—	$—	$—

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting this data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Cash and cash equivalents, restricted cash and cash equivalents, certificates of deposit, investments—short-term, other current assets,  notes payable—current portion and other current liabilities. At April 30, 2012 and July 31, 2011, the carrying amounts approximate fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and certificates of deposit, investments—short-term, other current assets, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At April 30, 2012 and July 31, 2011, the fair value of restricted cash and cash equivalents—long-term was estimated based on the anticipated cash flows once the restrictions are removed, which approximates carrying value, and was classified as Level 2 of the fair value hierarchy.

Other liabilities. At April 30, 2012 and July 31, 2011, the fair value of other liabilities approximates carrying value. The fair value of other liabilities was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

It is not practicable to estimate the fair value of the Company’s notes payable—long-term portion at April 30, 2012 and July 31, 2011 without incurring excessive cost. Notes payable—long-term portion included the following: (1) a term loan with a carrying amount of $6.9 million and $7.1 million (excluding the current portion) at April 30, 2012 and July 31, 2011, respectively, that bears interest at the rate of 5.6% per annum, and is payable in monthly installments of principal and interest of $0.1 million and a final installment of $6.4 million payable on September 1, 2015, which is secured by a mortgage on a building in Piscataway, New Jersey, and (2) a note payable with a carrying amount of $22.8 million and $22.4 million (excluding the current portion) at April 30, 2012 and July 31, 2011, respectively, that bears interest at the rate of 8.9% per annum, however, until March 31, 2013, the Company only pays interest at the rate of 6.9% per annum, the interest of 2.0% per annum that is accruing but is not payable is added to the principal balance (an aggregate of $1.9 million), monthly payments of principal and interest of $0.2 million commence beginning in April 2013 and a final payment of $21.7 million is due on April 1, 2020, which is secured by a mortgage on the building at 520 Broad Street, Newark, New Jersey.

The Company’s investments-long-term at April 30, 2012 and July 31, 2011 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.3 million and $3.5 million at April 30, 2012 and July 31, 2011, respectively, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2012
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2011	$209,095	$(5,305)	$203,790
Dividends declared ($0.51 per share)	(11,599)	—	(11,599)
Genie spin-off	(129,734)	6,688	(123,046)
Restricted Class B common stock purchased from employees	(210)	—	(210)
Distributions to noncontrolling interests	—	(1,180)	(1,180)
Sale of stock of subsidiary	(78)	211	133
Other	—	225	225
Stock-based compensation	2,902	—	2,902
Comprehensive income:
Net income	1,319	(14)	1,305
Other comprehensive loss	(911)	19	(892)
Comprehensive income	408	5	413
Balance, April 30, 2012	$70,784	$644	$71,428

Dividend Payments

On October 12, 2011, the Company paid a cash dividend of $0.23 per share for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of the Company’s Class A common stock and Class B common stock. On January 5, 2012, the Company paid a cash dividend of $0.13 per share for the first quarter of fiscal 2012 to stockholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. On April 3, 2012, the Company paid a cash dividend of $0.15 per share for the second quarter of fiscal 2012 to stockholders of record at the close of business on March 26, 2012 of the Company’s Class A common stock and Class B common stock. The aggregate dividends paid were $11.6 million.

On June 4, 2012, the Company’s Board of Directors declared a $0.15 per share dividend payable on or about June 26, 2012 to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on June 18, 2012.

Sale of Stock of Subsidiary

On November 15, 2011, Shaman II, L.P. purchased shares in the Company’s subsidiary, Zedge Holdings, Inc. (“Zedge”), for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11.0%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

Stock-Based Compensation

On March 26, 2012, the Compensation Committee of the Company’s Board of Directors approved an extension of the expiration dates of all outstanding stock options held by current employees and consultants of the Company. The expiration date of every stock option was extended for three years from the prior scheduled expiration date. The Compensation Committee also approved the issuance of new options in replacement of certain stock options that had recently expired, setting the expiration date of the newly issued stock options three years from the date of the new grant. All newly issued options are fully vested and the exercise prices were unchanged. This extension or replacement applied to options to purchase an aggregate of 0.6 million shares of the Company’s Class B common stock. The Company recorded stock-based compensation expense of $0.3 million in March 2012 for the modification or issuance of the options based on the estimated fair values on March 26, 2012. The fair values of the options were estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 70.8% based on the historical volatility of comparable companies and other factors, (2) discount rates of 0.28% to 1.37%, (3) expected terms of 1.5 to 7.5 years and (4) an expected dividend yield of 6.1%.

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

The Company has granted restricted shares of its Class B common stock to certain of its directors, officers and employees. The Company has also granted options to purchase shares of its Class B common stock to certain officers. The aggregate unrecognized compensation cost of $7.3 million at April 30, 2012 is expected to be recognized over the remaining vesting period, of which $3.3 million is expected to be recognized in the twelve month period ending April 30, 2013, $3.0 million is expected to be recognized in the twelve month period ending April 30, 2014 and the remaining $1.0 million is expected to be recognized thereafter through November 2019. The Company recognized compensation cost related to these shares and options of $0.7 million and $0.5 million in the three months ended April 30, 2012 and 2011, respectively, and $2.6 million and $2.0 million in the nine months ended April 30, 2012 and 2011, respectively. Following are the details of certain of these grants.

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

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2012 and 2011. As of April 30, 2012, 5.4 million shares remained available for repurchase under the stock repurchase program.

Note 6—Earnings Per Share

Basic earnings per share is computed by dividing net income (loss) attributable to all classes of common stockholders of the Company by the weighted average number of shares of all classes of common stock outstanding during the applicable period. Diluted earnings per share is computed in the same manner as basic earnings per share, except that the number of shares is increased to include restricted stock still subject to risk of forfeiture and to assume exercise of potentially dilutive stock options using the treasury stock method, unless the effect of such increase is anti-dilutive.

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Basic weighted-average number of shares	21,041	20,627	20,633	20,578
Effect of dilutive securities:
Stock options	—	9	—	5
Non-vested restricted common stock	—	409	—	666
Non-vested restricted Class B common stock	1,043	1,540	—	1,225
Diluted weighted-average number of shares	22,084	22,585	20,633	22,474

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Stock options	565	456	704	527
Non-vested restricted Class B common stock	—	—	1,758	—
Shares excluded from the calculation of diluted earnings per share	565	456	2,462	527

For the three months ended April 30, 2012 and the three and nine months ended April 30, 2011, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended April 30, 2012, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

The Telecom Platform Services segment provides various telecommunications solutions including prepaid and rechargeable calling products, a range of voice over Internet protocol, or VoIP, communications services, payment services, and wholesale termination services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. All Other includes (1) Zedge, a distribution platform including an Android app that allows users to share and obtain content to personalize smart phones, feature phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds and leases fixed wireless spectrum, (4) a portfolio of patents held by the Company’s subsidiary Innovative Communications Technologies, Inc. related to VoIP technology and the licensing and other businesses related to these patents, (5) certain real estate and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended April 30, 2012
Revenues	$372,102	$4,585	$3,032	$—	$379,719
(Loss) income from operations	(125)	977	4,330	(3,020)	2,162
Severance and other charges	—	—	—	—	—

Three Months Ended April 30, 2011
Revenues	$331,481	$6,266	$2,441	$—	$340,188
Income (loss) from operations	4,892	1,523	(1,699)	(4,397)	319
Severance and other charges	—	—	—	—	—

Nine Months Ended April 30, 2012
Revenues	$1,098,755	$14,949	$8,241	$—	$1,121,945
(Loss) income from operations	(961)	3,186	3,185	(10,278)	(4,868)
Severance and other charges	—	—	—	—	—

Nine Months Ended April 30, 2011
Revenues	$963,486	$20,631	$6,705	$—	$990,822
Income (loss) from operations	19,760	5,565	(1,595)	(13,254)	10,476
Severance and other charges	926	—	—	127	1,053

Telecom Platform Services’ loss from operations in the three and nine months ended April 30, 2012 included an aggregate of $6.5 million for estimated losses from pending litigation (see Note 8). In addition, Telecom Platform Services’ loss from operations in the nine months ended April 30, 2012 included $1.8 million received from Broadstripe, LLC on January 17, 2012 upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company, as well as a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 8) and a $0.2 million loss on the settlement of an unrelated claim.

Telecom Platform Services’ income from operations in the nine months ended April 30, 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 3) and an expense of $9.8 million related to an action alleging patent infringement (see Notes 3 and 8).

All Other’s income from operations in the three and nine months ended April 30, 2012 included a gain of $5.3 million on the sale of eight wireless spectrum licenses (see Note 3).

All Other’s loss from operations in the nine months ended April 30, 2011 included a gain of $2.6 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 3), and a gain of $0.6 million from the settlement of other claims.

Note 8—Legal Proceedings

On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against the Company in the Superior Court of the State of Washington, King County. T-Mobile alleged that the Company breached a wholesale supply agreement entered into between T-Mobile and the Company in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The Company recorded a loss of $11.0 million in the nine months ended April 30, 2012 for this settlement, which is included in “Other operating (losses) gains, net” in the accompanying consolidated statement of operations. On June 4, 2012, the parties executed a formal settlement agreement containing standard mutual releases and covenants not to sue, and on June 6, 2012, the parties filed a stipulation of dismissal of the complaint with the Court.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected the Company’s appeal and upheld the Swedish Tax Agency’s imposition of a value added tax (“VAT”) assessment including penalties and interest of approximately SEK 147 million ($21.8 million at April 30, 2012) for the period from January 2004 through June 2008. The Company had appealed this decision to the Administrative Court of Appeal in Gothenburg. On March 27, 2012 the Swedish Tax Agency retracted from its position and filed a pleading with the Administrative Court of Appeal changing its position and stating that it supported the Company’s appeal. On May 22, 2012, the Company was notified that the Administrative Court of Appeal granted the Company’s appeal and thus revoked the Swedish Tax Agency’s original decision and the County Administrative Court’s judgment to impose VAT and penalties. The judgment clarifies that the Administrative Court of Appeal did not find any reason to deviate from the common view of the parties. The judgment gains legal force if it is not appealed by the Swedish Tax Agency on or before July 16, 2012. The Company has determined that a loss from the assessment is not probable and accordingly has not recorded an accrual for this matter.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at 0.11% on the $10.1 million awarded in the final judgment. The Company has mostly completed a design-around to avoid infringement of the Alexsam patents and does not expect that this decision will have a material impact on its future business operations. On October 28, 2011, the Company filed a notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. The Company filed its opening brief on February 8, 2012. Alexsam’s cross-appeal opening and response brief was filed on May 21, 2012. The Company’s response and reply brief is due by July 2, 2012 and Alexsam’s cross-appeal reply brief is due by July 16, 2012. A decision on the appeal is expected by early 2013. On September 1, 2011, Alexsam filed a new action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. The Court set this action for trial on January 10, 2013. At that time the Court will determine the additional royalties owed to Alexsam. These additional royalties will only be due and payable if the original judgment is affirmed on appeal. As of April 30, 2012, the Company had $10.0 million accrued for this matter. As of April 30, 2012, the Company’s reasonably possible liability related to Alexsam’s claims above the amount that has been accrued range from $0 to $3 million. The upper limit of the range of reasonably possible liability may increase to the extent that the products and systems previously found to infringe Alexsam’s patents continue to be used.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices and seeks damages of at least $25 million and attorneys’ fees. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. Fact discovery is complete and on February 28, 2012, the parties exchanged expert reports. The arbitration is scheduled to begin on June 11, 2012. The Company intends to vigorously defend the matter in the upcoming arbitration.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company. The complaint alleges that the Company failed to pay “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On November 18, 2011, the parties each submitted a motion for summary judgment with opposition and reply briefs filed in December 2011. On March 9, 2012, the Court issued an order denying the Company’s motion and granting Southwestern Bell’s motion for partial summary judgment on liability, but provided that the parties will proceed to trial to determine the precise amount of damages owed. Although the parties continue to engage in settlement discussions, the Company is evaluating its options going forward, including its options on appeal. A trial on damages was scheduled for June 18, 2012 but it has been postponed.

The Company is the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer. The Company has been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company that are based on applicable statutes, the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company.

As of April 30, 2012, the Company had an aggregate of $18.5 million accrued for the Aerotel, Southwestern Bell and Lycatel/Mox matters. As of April 30, 2012, the Company’s reasonably possible liability above the aggregate amount that had been accrued for these matters was $14.0 million.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. The Company’s filed its opening brief on November 7, 2011. Tyco filed its opposition on February 10, 2012 and the Company filed its reply on March 9, 2012. Oral argument was held on April 2, 2012 and we await the Court’s decision.

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

In January 2012, the Company filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. The Company seeks both damages and injunctive relief from the defendants. On April 10, 2012, Stalker Software, Inc. filed its answer, and on May 11, 2012, ooVoo, LLC filed its answer. Vivox, Inc.’s answer is due by June 18, 2012.

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

Note 9—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $2.6 million as of April 30, 2012.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of April 30, 2012, the Company had accrued an aggregate of $2.9 million related to these audits. The following is a summary of the more significant ongoing audits:

•
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to a sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets.

•
In January 2011 and May 2011, the Company received Notices of Proposed Tax Adjustments from the New York City Finance Department related to a utility excise tax audit of IDT Telecom for the period from January 2004 through December 2009 that included aggregate assessments of tax, interest and penalties of $2.5 million. In February 2012, the Company agreed to resolve these matters and paid $0.9 million. In addition, in April 2012, the Company paid a nominal amount to settle an audit assessment for the period from January 2010 through December 2011.

•
In May 2011, the Company received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. The Company’s reasonably possible liability for this assessment in excess of the amount accrued is a range from nil to approximately $2.4 million.

At April 30, 2012, the Company has accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

In February 2011, the Company liquidated its Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. The Company expects to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

Letters of Credit

As of April 30, 2012, the Company had letters of credit and surety bonds outstanding totaling $17.0 million. These letters of credit and surety bonds were primarily collateral to secure mortgage repayments and the $10.1 million Alexsam judgment (see Note 8), respectively. The letters of credit outstanding as of April 30, 2012 expire as follows: $2.0 million in the twelve month period ending April 30, 2013, $0.1 million in May and June 2013 and $2.7 million in August 2015.

Other

As of April 30, 2012 and July 31, 2011, “Trade accounts payable” in the Company’s consolidated balance sheets included refundable customer deposits of $6.9 million and $1.5 million, respectively, related to the Company’s Boss Revolution Pinless product, and European prepaid payment services businesses. The Boss Revolution Pinless product is a pay-as-you-go, card-less international calling service sold through the Company’s Boss Revolution payment platform.

The Company’s restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services, the Company’s Gibraltar-based bank. Restricted cash and cash equivalents consist of the following:

	April 30, 2012	July 31, 2011
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$1,449	$2,880
IDT Financial Services customer deposits	5,172	1,248
Total short-term	6,621	4,128
Restricted cash and cash equivalents-long-term
Letters of credit related	2,762	3,538
IDT Financial Services related	7,704	8,703
Total long-term	10,466	12,241
Total restricted cash and cash equivalents	$17,087	$16,369

Note 10—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in thousands)
Gain on settlement of auction rate securities arbitration claim	$—	$—	$—	$5,379
Foreign currency transaction (losses) gains	(2,372)	(290)	(1,901)	78
Gain (loss) on investments	1,827	366	1,037	(297)
Other	(19)	157	60	(13)
Total other (expense) income, net	$(564)	$233	$(804)	$5,147

The gain on settlement of auction rate securities arbitration claim related to auction rate securities that the Company held with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, the Company received cash of $5.7 million in exchange for these auction rate securities as a result of the settlement of its arbitration claim. In the nine months ended April 30, 2011, the Company recognized a gain of $5.4 million from the settlement of the arbitration claim.

Note 11—520 Broad Street Building

In the fourth quarter of fiscal 2009, the Company consolidated its operations in Newark, New Jersey into office space that the Company is leasing at 550 Broad Street. The lease expires in September 2012. At April 30, 2012, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey was $43.6 million and the mortgage payable balance was $22.8 million. The Company is considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Overview

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides various telecommunications solutions including prepaid and rechargeable calling products, a range of voice over Internet protocol, or VoIP, communications services, payment services, and wholesale termination services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge, a distribution platform including an Android app that allows users to share and obtain content to personalize smart phones, feature phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds and leases fixed wireless spectrum, (4) a portfolio of patents held by our subsidiary Innovative Communications Technologies, Inc., or ICTI, related to VoIP technology and the licensing and other businesses related to these patents, (5) certain real estate and (6) other smaller businesses.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.3% of our total revenues from continuing operations in both the nine months ended April 30, 2012 and 2011.

Telecom Platform Services, which represented 98.7% and 97.9% of IDT Telecom’s total revenues in the nine months ended April 30, 2012 and 2011, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

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

●
Hosted Platform Solutions enables operators to leverage our proprietary networks, platforms and/or technology to assist them in providing customized communications solutions. The majority of Hosted Platform Solutions revenue is generated by our cable telephony business which is in “harvest mode” – maximizing revenues from current customers while maintaining expenses at the minimum levels essential to operate the business. We expect revenues and gross profit in Hosted Platform Solutions to continue to decline over the next several quarters.

Over the past few years, we have experienced a continued shift in demand industry-wide, away from traditional calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, contributes to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our calling card sales and margins.

To combat this trend, we have introduced in recent years new sources of revenue, such as IMTU and Boss Revolution Pinless that have now largely replaced revenues from our traditional calling cards. Boss Revolution Pinless allows users to bypass their service provider and call their families and friends overseas without the need to enter a personal identification number. IMTU appeals to residents, particularly immigrants, in developed countries who communicate regularly with or send money (remit) to friends or family members in a developing country. The addition of Boss Revolution Pinless and IMTU represent successful efforts to leverage our existing capabilities and distribution. In general, IMTU and Boss Revolution Pinless command lower gross margins when compared to our more established, traditional calling cards. There can be no assurance that we will continue to grow our IMTU and Boss Revolution Pinless sales, or that we will be able to generate new sources of revenue to offset the continuing decline in our calling card revenues.

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

Our selling, general and administrative expenses were reduced by $0.8 million and $1.8 million in the three and nine months ended April 30, 2012, respectively, as a result of the fees we charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of our foreign subsidiaries. At April 30, 2012, other current assets reported in our consolidated balance sheet included $0.4 million receivable from Genie.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in millions)
Revenues	$—	$53.7	$45.8	$157.1

Income before income taxes	$—	$3.6	$2.6	$9.6

Net income	$—	$0.7	$1.0	$2.2

520 Broad Street Building

In the fourth quarter of fiscal 2009, we consolidated our operations in Newark, New Jersey into office space that we are leasing at 550 Broad Street. The lease expires in September 2012. At April 30, 2012, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $43.6 million and the mortgage payable balance was $22.8 million. We are considering a range of options as to the future use of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Results of Operations

Three and Nine Months Ended April 30, 2012 Compared to Three and Nine Months Ended April 30, 2011

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

 IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues
Telecom Platform Services	$372.1	$331.5	$40.6	12.3%	$1,098.8	$963.5	$135.3	14.0%
Consumer Phone Services	4.6	6.2	(1.6)	(26.8)	14.9	20.6	(5.7)	(27.5)
Total revenues	$376.7	$337.7	$39.0	11.5%	$1,113.7	$984.1	$129.6	13.2%

Revenues. IDT Telecom revenues increased in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 97.9% in the nine months ended April 30, 2011 to 98.7% in the nine months ended April 30, 2012, and Consumer Phone Services revenues decreased from 2.1% in the nine months ended April 30, 2011 to 1.3% in the nine months ended April 30, 2012.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2012 and 2011 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$139.5	$118.2	$21.3	18.0%	$404.9	$354.7	$50.2	14.1%
Wholesale Termination Services	179.5	162.4	17.1	10.6	540.2	464.3	75.9	16.4
Payment Services	39.1	32.0	7.1	22.0	110.4	85.7	24.7	28.9
Hosted Platform Solutions	14.0	18.9	(4.9)	(26.1)	43.3	58.8	(15.5)	(26.5)
Total Telecom Platform Services revenues	$372.1	$331.5	$40.6	12.3%	$1,098.8	$963.5	$135.3	14.0%
Minutes of use
Retail Communications	2,094	1,888	206	10.9%	6,167	5,760	407	7.1%
Wholesale Termination Services	5,468	4,415	1,053	23.9	15,548	12,495	3,053	24.4
Hosted Platform Solutions	260	312	(52)	(16.8)	832	998	(166)	(16.7)
Total minutes of use	7,822	6,615	1,207	18.3%	22,547	19,253	3,294	17.1%
Average revenue per minute
Retail Communications	$0.0666	$0.0626	$0.0040	6.4%	$0.0657	$0.0616	$0.0041	6.6%
Wholesale Termination Services	0.0328	0.0368	(0.0040)	(10.7)	0.0347	0.0372	(0.0025)	(6.5)

In the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011, Telecom Platform Services’ minutes of use increased 18.3% and 17.1%, respectively, driven by the continued strength in both our Wholesale Termination Services and Retail Communications businesses. Consistent with the growth in minutes, Telecom Platform Services’ revenues increased 12.3% and 14.0% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011.

Retail Communications revenue (36.9% and 36.8% of Telecom Platform Services’ revenue in the nine months ended April 30, 2012 and 2011, respectively) grew 18.0% and 14.1% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011. Growth was led by aggressive penetration and acceptance of Boss Revolution Pinless within our U.S. retail distribution network, partially offset by a continued decline in sales of traditional IDT-branded disposable calling cards. We launched the Boss Revolution payment platform in the United Kingdom during the second quarter of fiscal 2012, and we plan to introduce it in Hong Kong, Spain and other international markets this calendar year. Our overseas launch of the Boss Revolution payment platform will initially include Boss Revolution Pinless and IMTU similar to the U.S.

Wholesale Termination Services revenue (49.2% and 48.2% of Telecom Platform Services’ revenue in the nine months ended April 30, 2012 and 2011, respectively) grew 10.6% and 16.4% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011. Our web-based prepaid international long distance termination services offering was the main driver of the increase in the three months ended April 30, 2012 compared to the similar period in fiscal 2011. The growth in the nine months ended April 30, 2012 compared to the similar period in fiscal 2011 was due to our continued commitment and investments in being a recognized leader in the wholesale carrier marketplace as well as the significant increase in revenues from our web-based prepaid termination service.

Payment Services revenue (10.0% and 8.9% of Telecom Platform Services’ revenue in the nine months ended April 30, 2012 and 2011, respectively) grew 22.0% and 28.9% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011. The increase was driven by the success of our IMTU products. Future growth will be contingent, in large part, on our ability to enter into new IMTU partnerships with wireless providers, as well as on our recently launched initiative to sell IMTU through the Boss Revolution payment platform.

Hosted Platform Solutions revenue (3.9% and 6.1% of Telecom Platform Services’ revenue in the nine months ended April 30, 2012 and 2011, respectively) declined 26.1% and 26.5% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011. The decline in revenue is primarily due to the loss of our largest cable telephony customer, Bresnan Broadband Holdings, LLC (or Bresnan), which terminated its agreement with us as part of its sale to Cablevision. In December 2010, Cablevision paid us $14.4 million in cash to terminate the agreement, and we provided transition services to Bresnan through the fourth quarter of fiscal 2011.

Total minutes of use for Telecom Platform Services increased 18.3% and 17.1% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services increased 23.9% and 24.4% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011. Minutes of use from Retail Communications increased 10.9% and 7.1% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011, which was driven by the volume growth in the U.S., Asia and South America, which more than offset the decrease in minutes of use in Europe. Hosted Platform Solutions minutes of use decreased 16.8% and 16.7% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011, primarily as a result of the loss of Bresnan as a customer. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute decreased 10.7% and 6.5% in Wholesale Termination Services and increased 6.4% and 6.6% in Retail Communications in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011 reflecting primarily changes in the product/call destination mix.

Consumer Phone Services revenues declined 26.8% and 27.5% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 11,100 as of April 30, 2012 compared to 15,200 as of April 30, 2011. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 47,900 as of April 30, 2012 compared to 61,100 as of April 30, 2011. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$317.3	$279.2	$38.1	13.6%	$937.3	$807.1	$130.2	16.1%
Consumer Phone Services	2.0	3.0	(1.0)	(31.6)	6.7	9.5	(2.8)	(29.2)
Total direct cost of revenues	$319.3	$282.2	$37.1	13.2%	$944.0	$816.6	$127.4	15.6%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Gross profit
Telecom Platform Services	$54.8	$52.3	$2.5	4.9%	$161.5	$156.4	$5.1	3.3%
Consumer Phone Services	2.6	3.2	(0.6)	(22.5)	8.2	11.1	(2.9)	(26.2)
Total gross profit	$57.4	$55.5	$1.9	3.3%	$169.7	$167.5	$2.2	1.3%

	Three months ended April 30,			Nine months ended April 30,
	2012	2011	Change	2012	2011	Change
Gross margin percentage
Telecom Platform Services	14.7%	15.8%	(1.1)%	14.7%	16.2%	(1.5)%
Consumer Phone Services	55.5	52.5	3.0	54.9	53.9	1.0
Total gross margin percentage	15.2%	16.5%	(1.3)%	15.2%	17.0%	(1.8)%

Gross Profit and Gross Margin Percentage. Gross profit in our Telecom Platform Services segment increased 4.9% and 3.3% in the three and nine months ended April 30, 2012, respectively, compared to the similar periods in fiscal 2011, while our gross margin percentage decreased 110 and 150 basis points, respectively. Gross profit generated by the increase in Boss Revolution Pinless sales more than compensated for declines in traditional disposable calling card and cable telephony revenues. The decline in gross margin reflects the loss of the large, high margin cable telephony customer, Bresnan, as well as the evolution of our product mix, as revenues from our relatively higher margin traditional disposable calling cards decline while revenues of our lower margin Wholesale Termination Services, Boss Revolution Pinless and IMTU increase. In addition, during the three and nine months ended April 30, 2012, the gross profit for our European Retail Communications business was negatively impacted by the weakening of the European currencies versus the U.S. dollar.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$45.0	$43.1	$1.9	4.3%	$135.5	$126.5	$9.0	7.1%
Consumer Phone Services	1.5	1.8	(0.3)	(10.5)	5.0	5.5	(0.5)	(8.9)
Total selling, general and administrative expenses	$46.5	$44.9	$1.6	3.8%	$140.5	$132.0	$8.5	6.4%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 was primarily due to increases in employee compensation. We are expanding our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in the remainder of fiscal 2012, which will likely somewhat further increase our selling, general and administrative expenses.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to the increase in our variable costs, as our top-line grew as well. Variable selling, general and administrative expenses include costs such as marketing, bad debt, third-party transaction processing costs, and internal sales commissions that closely track top-line performance. In particular, marketing expenses significantly increased to support our gross profit. Internal sales commissions have grown rapidly as a direct result of our ongoing effort to grow and strengthen our retail direct sales force in the U.S. Similarly, third-party transaction processing costs have increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay for their purchases from us. We intend to compliment the use of credit cards with wire transfers in order to reduce these costs.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 was partially offset by a decrease in external legal fees. Our bad debt expense decreased in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 primarily because of an improvement in our ability to collect on amounts due from certain wholesale carrier customers. We continue to attentively monitor credit exposure and the credit quality of our wholesale trade partners

As a percentage of Telecom Platform Services’ revenue, selling, general and administrative expenses decreased to 12.1% from 13.0% in the three months ended April 30, 2012 and 2011, respectively, and decreased to 12.3% from 13.1% in the nine months ended April 30, 2012 and 2011, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2012 compared to the similar period in fiscal 2011 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.5	$4.3	$(0.8)	(17.5)%	$11.0	$13.8	$(2.8)	(20.4)%
Consumer Phone Services	—	—	—	(84.7)	—	—	—	(83.0)
Total depreciation and amortization	$3.5	$4.3	$(0.8)	(17.7)%	$11.0	$13.8	$(2.8)	(20.6)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Severance and other charges
Telecom Platform Services	$—	$—	$—	—	$—	$0.9	$(0.9)	(100.0)%
Consumer Phone Services	—	—	—	—	—	—	—	—
Total severance and other charges	$—	$—	$—	—	$—	$0.9	$(0.9)	(100.0)%

Severance and Other Charges. Severance and other charges in the nine months ended April 30, 2011 consisted primarily of costs to terminate a contract for a technology development and support group.

Other Operating (Losses) Gains, net. The Telecom Platform Services segment’s loss from operations in the three and nine months ended April 30, 2012 and the income from operations in the nine months ended April 30, 2011 included other operating (losses) gains, net as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in millions)
Estimated losses from pending litigation	$(6.5)	$—	$(6.5)	$—
Gain on settlement of claim (a)	—	—	1.8	—
Loss on settlement of litigation (b)	—	—	(11.3)	—
Gain on termination of agreement (c)	—	—	—	14.4
Loss from alleged patent infringement (d)	—	—	—	(9.8)
Total	$(6.5)	$—	$(16.0)	$4.6

(a) On January 17, 2012, we received $1.8 million from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(b) On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

(c) In connection with CSC Holdings, LLC’s (doing business as Cablevision) acquisition of Bresnan, Bresnan exercised its option to terminate the services being provided by us to Bresnan under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement, which we recorded as a gain.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
(Loss) income from operations
Telecom Platform Services	$(0.1)	$4.9	$(5.0)	(102.6)%	$(1.0)	$19.8	$(20.8)	(104.9)%
Consumer Phone Services	1.0	1.5	(0.5)	(35.8)	3.2	5.5	(2.3)	(42.8)
Total income from operations	$0.9	$6.4	$(5.5)	(86.7)%	$2.2	$25.3	$(23.1)	(91.2)%

All Other

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues	$3.0	$2.5	$0.5	24.2%	$8.2	$6.7	$1.5	22.9%
Direct cost of revenues	(0.5)	(0.4)	(0.1)	(22.9)	(1.5)	(1.1)	(0.4)	(35.3)
Gross profit	2.5	2.1	0.4	24.5	6.7	5.6	1.1	20.4
Selling, general and administrative	(1.8)	(2.0)	0.2	10.0	(3.9)	(6.4)	2.5	38.5
Depreciation	(0.5)	(0.8)	0.3	29.8	(1.6)	(2.1)	0.5	23.1
Research and development	(1.2)	(1.0)	(0.2)	(23.6)	(3.3)	(2.0)	(1.3)	(68.9)
Other operating gains	5.3	—	5.3	nm	5.3	3.3	2.0	62.6
Income (loss) from operations	$4.3	$(1.7)	$6.0	354.9%	$3.2	$(1.6)	$4.8	299.7%

nm—not meaningful

Other Operating Gains. In March and April 2012, IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in the three months ended April 30, 2012.

As of April 30, 2011, we had received proceeds from insurance of $4.0 million in connection with water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In the nine months ended April 30, 2011, we recorded a gain of $2.6 million from this insurance claim. In addition, in the nine months ended April 30, 2011, All Other included a gain of $0.7 million on the settlement of an unrelated claim.

In January 2012, ICTI filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. ICTI seeks both damages and injunctive relief from the defendants.

Currently, we report aggregate results for all of our operating businesses which are not part of IDT Telecom in All Other. Following are the results of operations in the three and nine months ended April 30, 2012 and 2011 of Zedge and Fabrix T.V., Ltd., two of the businesses included in All Other:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Zedge	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues	$0.9	$0.8	$0.1	18.3%	$2.8	$2.4	$0.4	20.3%
Direct cost of revenues	(0.2)	(0.2)	—	29.3	(0.5)	(0.5)	—	(17.9)
Gross profit	0.7	0.6	0.1	15.4	2.3	1.9	0.4	20.9
Selling, general and administrative	(0.7)	(0.6)	(0.1)	(37.7)	(1.9)	(1.6)	(0.3)	(24.2)
Depreciation	(0.2)	(0.1)	(0.1)	(0.8)	(0.5)	(0.4)	(0.1)	(13.3)
Loss from operations	$(0.2)	$(0.1)	$(0.1)	(146.6)%	$(0.1)	$(0.1)	$—	(43.0)%

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Fabrix T.V., Ltd.	2012	2011	$	%	2012	2011	$	%
	(in millions)
Revenues	$1.3	$0.9	$0.4	53.7%	$3.0	$1.8	$1.2	61.0%
Direct cost of revenues	(0.2)	(0.2)	—	(32.6)	(0.7)	(0.3)	(0.4)	(105.9)
Gross profit	1.1	0.7	0.4	58.5	2.3	1.5	0.8	51.4
Selling, general and administrative	(0.2)	(0.2)	—	16.2	(0.6)	(1.2)	0.6	58.4
Depreciation	—	—	—	34.6	(0.1)	(0.1)	—	(22.1)
Research and development	(1.2)	(1.0)	(0.2)	(23.6)	(3.3)	(2.0)	(1.3)	(68.9)
Loss from operations	$(0.3)	$(0.5)	$0.2	45.5%	$(1.7)	$(1.8)	$0.1	6.3%

Research and Development. Research and development expenses in the three and nine months ended April 30, 2012 and 2011 were incurred by Fabrix T.V., Ltd., our majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable, telecommunications, Internet service providers and web based video portals that are interested in deep video storage or in offering personalized television applications and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. In the three and nine months ended April 30, 2012, Fabrix received cash from these sales of $7.0 million and $7.5 million, respectively. Revenue from these sales is being recognized over three years from the date on which delivered orders were accepted by the customer. Following its first overseas sale to a European operator in the first quarter of fiscal 2012, Fabrix is seeing interest from prospective clients in Europe and other geographies outside of North America.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
General and administrative expenses	$2.9	$4.3	$(1.4)	(30.5)%	$10.1	$12.2	$(2.1)	(16.5)%
Depreciation and amortization	0.1	0.1	—	(54.6)	0.3	0.5	(0.2)	(49.8)
Severance and other charges	—	—	—	—	—	0.1	(0.1)	(100.0)
Other operating (gain) loss	—	—	—	—	(0.1)	0.5	(0.6)	(120.0)
Loss from operations	$3.0	$4.4	$(1.4)	(31.3)%	$10.3	$13.3	$(3.0)	(22.5)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 was primarily due to decreases in payroll and professional fees. These decreases were the result of the fees charged to Genie for services provided pursuant to the Transition Services Agreement, which reduced Corporate general and administrative expenses by $0.6 million and $1.3 million in the three and nine months ended April 30, 2012, respectively. We began providing services to Genie in the second quarter of fiscal 2012 to facilitate Genie’s transition into a separate publicly-traded company. In addition, the decrease in Corporate general and administrative expenses in the nine months ended April 30, 2012 compared to the similar period in fiscal 2011 was also due to a decrease in stock-based compensation expense, which declined primarily as a result of the decline in the fair value on the grant date of the annual automatic grant of Class B common stock to the non-employee members of our Board of Directors. Our Corporate general and administrative expenses in the three months ended April 30, 2012 of $2.9 million were consistent with our projected annual run rate of $12 million to $15 million. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.3% and 1.2% in the three and nine months ended April 30, 2011, respectively, to 0.8% and 0.9% in the three and nine months ended April 30, 2012, respectively.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.0 million and $2.6 million in the three and nine months ended April 30, 2012, respectively, compared to $1.6 million and $3.3 million in the three and nine months ended April 30, 2011, respectively. The aggregate unrecognized compensation cost of $7.3 million at April 30, 2012 is expected to be recognized over the remaining vesting period, of which $3.3 million is expected to be recognized in the twelve month period ending April 30, 2013, $3.0 million is expected to be recognized in the twelve month period ending April 30, 2014 and the remaining $1.0 million is expected to be recognized thereafter through November 2019.

On March 26, 2012, the Compensation Committee of our Board of Directors approved an extension of the expiration dates of all outstanding stock options held by our current employees and consultants. The expiration date of every stock option was extended for three years from the prior scheduled expiration date. The Compensation Committee also approved the issuance of new options in replacement of certain stock options that had recently expired, setting the expiration date of the newly issued stock options three years from the date of the new grant. All newly issued options are fully vested and the exercise prices were unchanged. This extension or replacement applied to options to purchase an aggregate of 0.6 million shares of our Class B common stock. We recorded stock-based compensation expense of $0.3 million in March 2012 for the modification or issuance of the options based on the estimated fair values on March 26, 2012.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2012	2011	$	%	2012	2011	$	%
	(in millions)
Income (loss) from operations	$2.2	$0.3	$1.9	577.7%	$(4.9)	$10.5	$(15.4)	(146.5)%
Interest expense, net	(0.4)	(0.9)	0.5	51.5	(2.2)	(3.1)	0.9	27.4
Other (expense) income, net	(0.6)	0.3	(0.9)	(342.1)	(0.8)	5.2	(6.0)	(115.6)
Benefit from income taxes	2.3	5.5	(3.2)	(58.5)	6.2	10.1	(3.9)	(38.6)
Income (loss) from continuing operations	3.5	5.2	(1.7)	(33.1)	(1.7)	22.7	(24.4)	(107.5)
Discontinued operations, net of tax	—	0.7	(0.7)	(100.0)	3.0	2.2	0.8	37.2
Net income	3.5	5.9	(2.4)	(40.8)	1.3	24.9	(23.6)	(94.7)
Net (income) loss attributable to noncontrolling interests	(0.5)	1.1	(1.6)	(139.0)	—	1.7	(1.7)	(99.2)
Net income attributable to IDT Corporation	$3.0	$7.0	$(4.0)	(57.3)%	$1.3	$26.6	$(25.3)	(95.0)

Interest Expense, net.The decrease in interest expense, net in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 was primarily due to a decrease in interest expense, which is mostly due to the decline in outstanding capital lease obligations, as well as an increase in interest income.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
	(in millions)
Gain on settlement of auction rate securities arbitration claim	$—	$—	$—	$5.4
Foreign currency transaction (losses) gains	(2.4)	(0.3)	(1.9)	0.1
Gain (loss) on investments	1.8	0.4	1.0	(0.3)
Other	—	0.2	0.1	—
Total other (expense) income, net	$(0.6)	$0.3	$(0.8)	$5.2

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

Income Taxes. The benefit from income taxes in the nine months ended April 30, 2012 and in the three and nine months ended April 30, 2011 primarily offsets the Genie income tax expense included in “Discontinued operations, net of tax.” The decrease in benefit from income taxes in the three months ended April 30, 2012 compared to the similar period in fiscal 2011 is primarily due to reductions in federal and foreign income tax benefits, partially offset by an increase in state income tax benefit. The decline in benefit from income taxes in the nine months ended April 30, 2012 compared to the similar period in fiscal 2011 is partially due to the decrease in Genie’s income before income taxes. In addition, the benefit from income taxes in the nine months ended April 30, 2011 included a $3.5 million reversal of income tax expense related to an expected income tax refund from Puerto Rico and a $2.0 million reversal of income tax expense related to an IRS audit that was completed in August 2010.

Discontinued Operations, net of tax. Discontinued operations, net of tax, includes Genie’s net income of $1.0 million in the nine months ended April 30, 2012 and Genie’s net income of $0.7 million and $2.2 million in the three and nine months ended April 30, 2011, respectively. In addition, discontinued operations, net of tax, in the nine months ended April 30, 2012 includes $2.0 million related to the sale of IDT Entertainment. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration for IDT Entertainment and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the three and nine months ended April 30, 2012 compared to the similar periods in fiscal 2011 was primarily due to the deconsolidation of Genie on October 28, 2011.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and short-term investments that we held as of April 30, 2012 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2013.

As of April 30, 2012, we had cash and cash equivalents of $156.5 million and a deficit in working capital (current liabilities in excess of current assets) of $20.0 million, although our current liabilities included deferred revenue of $80.3 million which will not have to be settled in cash. As of April 30, 2012, we also had $6.2 million in investments in hedge funds, of which $0.1 million was included in “Investments-short term” and $6.1 million was included in “Investments-long-term” in our consolidated balance sheet.

As of April 30, 2012, we had aggregate restricted cash and cash equivalents of $17.1 million, of which $6.6 million was included in “Restricted cash and cash equivalents” and $10.5 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. We expect to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2012. As of April 30, 2012, 5.4 million shares remained available for repurchase under the stock repurchase program.

We may decide from time to time to raise additional capital from debt or equity sources to supplement our expected capital resources. There can be no assurance that we will be able to raise such capital on favorable terms or at all.

	Nine months ended April 30,
	2012	2011
	(in millions)
Cash flows provided by (used in):
Operating activities	$31.0	$42.3
Investing activities	5.4	3.0
Financing activities	(119.2)	(14.1)
Effect of exchange rate changes on cash and cash equivalents	(2.1)	1.8
(Decrease) increase in cash and cash equivalents from continuing operations	(84.9)	33.0
Discontinued operations	(2.9)	14.5
(Decrease) increase in cash and cash equivalents	$(87.8)	$47.5

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In the nine months ended April 30, 2012, Fabrix T.V., Ltd. received $7.5 million in cash from sales of software licenses and support services.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

We are subject to audits in various jurisdictions for various other taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of April 30, 2012, we had accrued an aggregate of $2.9 million related to these audits. The following is a summary of the more significant ongoing audits:

●
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to a sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets.

●
In January 2011 and May 2011, we received Notices of Proposed Tax Adjustments from the New York City Finance Department related to a utility excise tax audit of IDT Telecom for the period from January 2004 through December 2009 that included aggregate assessments of tax, interest and penalties of $2.5 million. In February 2012, we agreed to resolve these matters and paid $0.9 million. In addition, in April 2012, we paid a nominal amount to settle an audit assessment for the period from January 2010 through December 2011.

●
In May 2011, we received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. Our reasonably possible liability for this assessment in excess of the amount accrued is a range from nil to approximately $2.4 million.

At April 30, 2012, we have accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $7.4 million in the nine months ended April 30, 2012 compared to $9.1 million in the nine months ended April 30, 2011. We currently anticipate that total capital expenditures for the twelve month period ending April 30, 2013 will be in the $10.0 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

We received $3.2 million and $1.7 million in the nine months ended April 30, 2012 and 2011, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Restricted cash and cash equivalents increased $0.7 million in the nine months ended April 30, 2012 and decreased $4.5 million in the nine months ended April 30, 2011. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services, our Gibraltar-based bank.

In March and April 2012, IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in the three months ended April 30, 2012.

In the nine months ended April 30, 2011, we received additional proceeds of $0.1 million from the sale of property located at 3373 and 3375 Hillview Avenue in Palo Alto, California that closed in July 2009.

Proceeds from insurance of $3.5 million in the nine months ended April 30, 2011 related to water damage in our building located at 520 Broad Street, Newark, New Jersey. As of April 30, 2011, we had received aggregate proceeds from insurance of $4.0 million in connection with this water damage claim. We recorded a gain of $2.6 million from this insurance claim in the nine months ended April 30, 2011, which is included in “Other operating (losses) gains, net” in our consolidated statement of operations.

Proceeds from marketable securities of $5.7 million in the nine months ended April 30, 2011 was from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In the nine months ended April 30, 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim, which is included in “Other (expense) income, net” in our consolidated statement of operations.

We used cash of $5.5 million in the nine months ended April 30, 2011 to purchase certificates of deposit at various banks. We received cash of $3.5 million and $2.2 million in the nine months ended April 30, 2012 and 2011, respectively, from the maturity of certificates of deposit.

Financing Activities

In the nine months ended April 30, 2012, we paid aggregate cash dividends of $0.51 per share on our Class A common stock and Class B common stock. The aggregate dividends paid in the nine months ended April 30, 2012 were $11.6 million. On June 4, 2012, our Board of Directors declared a $0.15 per share dividend payable on or about June 26, 2012 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on June 18, 2012. We anticipate continuing to pay quarterly dividends commensurate with our financial results, available resources and strategic goals. In the nine months ended April 30, 2011, we paid aggregate cash dividends of $0.44 per share on our common stock, Class A common stock and Class B common stock. The aggregate dividends paid in the nine months ended April 30, 2011 were $10.0 million.

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

We distributed cash of $1.2 million and $1.6 million in the nine months ended April 30, 2012 and 2011, respectively, to the noncontrolling interests in subsidiaries.

On November 15, 2011, Shaman II, L.P. purchased shares in our subsidiary, Zedge, for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11.0%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

We received proceeds from the exercise of our stock options of $1.7 million in the nine months ended April 30, 2011.

Repayments of capital lease obligations were $1.8 million and $3.7 million in the nine months ended April 30, 2012 and 2011, respectively. We also repaid $0.3 million and $0.5 million of other borrowings in the nine months ended April 30, 2012 and 2011, respectively.

In the nine months ended April 30, 2012, we paid $0.2 million to repurchase 22,687 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $86.9 million at April 30, 2012 from $115.5 million at July 31, 2011 due to a $28.0 million decrease in IDT Telecom’s gross trade accounts receivable. The decrease in IDT Telecom’s gross trade accounts receivable was primarily due to collections in the nine months ended April 30, 2012 in excess of amounts billed as well as offsets of certain receivable balances against payables to the same customers. In addition, the decrease in IDT Telecom’s gross trade accounts receivable was due to write-offs of uncollectible accounts primarily in the three months ended April 30, 2012 and the effect of exchange rate changes.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 15.5% at April 30, 2012 and 13.3% at July 31, 2011 as a result of the decline in the gross trade accounts receivable balance at IDT Telecom.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of April 30, 2012:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$11.4	$5.8	$4.1	$1.0	$0.5
Purchase commitments and other obligations	3.4	3.4	—	—	—
Notes payable (including interest)	47.0	2.4	5.2	11.0	28.4
Total contractual obligations	$61.8	$11.6	$9.3	$12.0	$28.9

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$4.8	$2.0	$0.1	$2.7	$—

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

In connection with our spin-off of CTM Media Holdings, Inc., or CTM, in September 2009, we and CTM entered into a Tax Separation Agreement, dated as of September 14, 2009, to provide for certain tax matters including the assignment of responsibility for the preparation and filing of tax returns, the payment of and indemnification for taxes, entitlement to tax refunds and the prosecution and defense of any tax controversies. Pursuant to this agreement, among other things, we indemnify CTM from all liability for taxes of CTM and its subsidiaries for periods ending on or before September 14, 2009, and CTM indemnifies us from all liability for taxes of CTM and its subsidiaries accruing after September 14, 2009.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 37.0% and 37.5% of our consolidated revenues from continuing operations for the nine months ended April 30, 2012 and 2011, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in hedge funds for strategic and speculative purposes. As of April 30, 2012, the carrying value of such investments was $6.2 million. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our hedge fund investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2012:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1–29, 2012	—	$—	—	5,411,783
March 1–31, 2012	—	$—	—	5,411,783
April 1–30, 2012	—	$—	—	5,411,783
Total	—	$—	—

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

Item 4. Mine Safety Disclosures

Not applicable

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

IDT CORPORATION

June 11, 2012	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

June 11, 2012	By:	/s/ MARCELO FISCHER
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)