Form 10-K
period 2012-07-31
IDT CORP
filed 2012-10-15
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2012, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ]    No [✓]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $8.52 per share, as reported on the New York Stock Exchange, was approximately $137.4 million.

As of October 4, 2012, the registrant had outstanding 21,264,307 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,847,485 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 17, 2012, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2012 refers to the fiscal year ended July 31, 2012).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge Holdings, Inc., or Zedge, which owns and operates an on-line platform, including a popular Android app, that allows users to share and obtain content to personalize mobile phones and tablets, (2) Fabrix T.V., Ltd., or Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) Innovative Communications Technologies, Inc., or ICTI, which holds intellectual property primarily related to voice over Internet protocol, or VoIP, technology and the licensing and other businesses related to this intellectual property, (5) our real estate holdings, and (6) other smaller businesses.

On October 28, 2011, we completed the Genie Spin-Off, which was a pro rata distribution of the common stock of our subsidiary, Genie Energy Ltd., or Genie, to our stockholders of record as of the close of business on October 21, 2011. At the time of the Genie Spin-Off, Genie owned 99.3% of Genie Energy International Corporation, which owned 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. IDT Energy is a retail energy provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States. Genie Oil and Gas is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other unconventional fuel resources. Genie Oil and Gas resource development projects include oil shale initiatives in Colorado and Israel. As of October 28, 2011, each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011. Genie and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

Financial information by segment and geographic areas is presented under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

Our main offices are located at 520 Broad Street, Newark, New Jersey 07102. We lease space at 550 Broad Street, Newark, New Jersey where many of our employees work. The telephone number at our headquarters is (973) 438-1000 and our web site is www.idt.net.

We make available free of charge through the investor relations page of our web site (www.idt.net/ir) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. We have adopted a Code of Business Conduct and Ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of our Code of Business Conduct and Ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

We were founded in August 1990 and were originally incorporated in New York as International Discount Telecommunications, Corp. We were renamed IDT Corporation and reincorporated in Delaware in December 1995. We entered the telecommunications business in 1990, providing international call re-origination service. In 1995, with our access to the favorable international telephone rates we received as a result of our calling volume, we began selling wholesale termination services to other long distance carriers.

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

In 1996, we entered the Internet telephony market with our introduction, through our subsidiary Net2Phone, Inc., of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

We began marketing prepaid calling cards in January 1997.

In November 2004, we launched our retail energy provider business, IDT Energy.

In February 2008, we formed the first entity that became part of Genie Oil and Gas in order to pursue unconventional fuels development.

In fiscal 2009, we introduced Boss Revolution, our pay-as-you-go, cardless international calling service.

In June 2009, we acquired the 49% interest in Union Telecard Alliance, LLC, or UTA, that we did not previously own.

In October 2011, we completed the Spin-Off of Genie Energy to IDT’s stockholders. Genie Energy’s businesses included IDT Energy and Genie Oil and Gas.

RECENT DEVELOPMENTS

Dividends

In fiscal 2012, we paid aggregate dividends of $15.0 million, which were paid as follows:

•

On October 12, 2011, we paid a cash dividend of $0.23 per share for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of our Class A common stock and Class B common stock;

•

On January 5, 2012, we paid a cash dividend of $0.13 per share for the first quarter of fiscal 2012 to stockholders of record at the close of business on December 22, 2011 of our Class A common stock and Class B common stock;

•

On April 3, 2012, we paid a cash dividend of $0.15 per share for the second quarter of fiscal 2012 to stockholders of record at the close of business on March 26, 2012 of our Class A common stock and Class B common stock; and

•

On June 26, 2012, we paid a cash dividend of $0.15 per share for the third quarter of fiscal 2012 to stockholders of record at the close of business on June 18, 2012 of our Class A common stock and Class B common stock.

Following the close of our 2012 fiscal year, on September 24, 2012, our Board of Directors declared a $0.15 per share dividend payable on October 16, 2012 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on October 9, 2012.

Credit Agreement with TD Bank, N.A.

Effective July 30, 2012, our subsidiary, IDT Telecom, entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million to be utilized by IDT Telecom for its working capital requirements, acquisitions and other general corporate purposes. The credit facility is secured by IDT Telecom’s assets (with certain exceptions) with an interest rate of either LIBOR plus 1.50% or Prime Rate minus 1.25%, depending on the option chosen by IDT Telecom.

IDT TELECOM

IDT Telecom is comprised of Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States.

In fiscal 2012, IDT Telecom had revenues of $1,496.4 million, representing 99.3% of our total consolidated revenues from continuing operations, and income from operations of $10.0 million, as compared with revenues of $1,343.0 million and income from operations of $28.7 million in fiscal 2011.

Telecom Platform Services

Our Telecom Platform Services segment, which represented 98.7% and 98.0% of IDT Telecom’s total revenues in fiscal 2012 and fiscal 2011, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

•

Retail Communications provides international long-distance calling products primarily to immigrant communities worldwide, with core markets in the United States and Europe. These products include our flagship Boss Revolution Pinless product (an international calling service sold through the Boss Revolution payment platform) as well as many of our established traditional disposable calling card brands including Boss, La Leyenda, and Feliz, and mobile apps, including PennyTalk.

•

Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators as well as other aggregators through our network of 800-plus carrier interconnects.

•

Payment Services provides payment offerings such as international mobile top-up, or IMTU, as well as gift cards in both the United States and Europe. IMTU enables customers to purchase minutes for a prepaid mobile telephone in another country. IMTU is available in both traditional cards as well as on our Boss Revolution payment platform. Payment Services also includes reloadable prepaid debit cards and Bank Identification Number (BIN) sponsorship services offered in Europe by IDT Financial Services through our Gibraltar-based bank.

•

Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other operators. The majority of Hosted Platform Solutions’ revenue is generated by our cable telephony business which is in “harvest mode”—maximizing revenues from current customers while maintaining expenses at the minimum levels essential to operate the business.

During fiscal 2012, our Telecom Platform Services segment generated $1,477.1 million in revenues worldwide and had income from operations of $5.9 million, as compared with revenues of $1,316.6 million and income from operations of $21.6 million in fiscal 2011.

Retail Communications

Retail Communications’ revenue (37.3% and 36.6% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) was $551.7 million and $482.4 million in fiscal 2012 and fiscal 2011, respectively.

In fiscal 2009, IDT Telecom introduced Boss Revolution Pinless, our international calling service that allows users to call their families and friends overseas without the need to use a traditional disposable calling card or enter a personal identification number, or PIN. Customers can add value to their account balances through any Boss Revolution retailer or online. Boss Revolutions Pinless calling service has become the leading PIN-less international calling service in the United States. Moreover, because each retailer and customer establishes an account on the Boss Revolution payment platform, the resulting relationship provides us with an opportunity to sell additional services. The Boss Revolution payment platform is an online portal that can be accessed via a regular web browser and utilized to sell a wide variety of our products and services. In fiscal 2011, we started to sell IMTU through the Boss Revolution Retailer portal, and in fiscal 2012 we added domestic mobile top-up, or DMTU, offerings.

The introduction of Boss Revolution Pinless and the addition of IMTU represent successful efforts to leverage our existing capabilities and distribution network to generate new sources of revenue to replace declining revenues from our traditional calling cards. Although Boss Revolution and IMTU generally have lower gross margins than our traditional disposable calling cards, customers tend to use the products for a longer period of time thereby allowing us to generate higher revenues and longer lifetime value per user. Similarly, the Boss Revolution payment platform has established a one-to-one and real-time relationship with all of our nationwide retailers that resulted in a more cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment.

We are also geographically expanding our Boss Revolution payment platform. In fiscal 2012, we launched Boss Revolution in the United Kingdom and Spain. During fiscal 2013, we plan to expand Boss Revolution’s footprint in Europe and into Asia.

We sell our traditional calling cards under the “La Leyenda,” “Boss,” “Playball,” “GOOOL,” “RED,” “Feliz,” “PT-1” and “PennyTalk” brand names, among others, providing telephone access to more than 230 countries and territories. We sell more than 1,000 different calling cards in the United States and more than 800 different cards abroad, with specific cards featuring favorable rates to specific international destinations. Our calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia, Latin America and Africa that tend to generate higher per capita levels of international long distance calls over telecommunications networks.

In the United States, we distribute our products, including both Boss Revolution and traditional disposable prepaid calling cards, primarily through a network of distributors that, either directly or through several hundred sub-distributors, sell to retail outlets throughout most of the United States. In addition, we have an internal sales force that sells prepaid products directly to retailers. We also sell our products online directly to the consumer.

Retail Communications’ sales have traditionally been strongest in the Northeastern United States because of our extensive local distribution network. During fiscal 2012, IDT Telecom continued to develop distributor relationships and sell directly to retailers in areas of the United States, such as the west coast, where it previously did not enjoy a strong market presence. We also sell prepaid calling services in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

Retail Communications also includes sales of: (1) customized (private label) calling cards, which we sell to large retailers printed with the retailer’s name and logo for sale to their customers; (2) IDT-branded calling cards, which are prepaid calling cards printed with the IDT, Entrix or DSA logo and design that are sold to small and medium-sized retail chains, such as supermarkets, drug stores and convenience stores, for resale to their customers; and (3) rechargeable calling cards, such as PennyTalk, which are marketed to consumers and business customers nationwide that can be used by U.S. callers to call internationally from any phone, including a cell phone.

Wholesale Termination Services

Wholesale Termination Services’ revenue (48.4% and 48.6% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) was $715.4 million and $639.8 million in fiscal 2012 and fiscal 2011, respectively.

Wholesale Termination Services terminates international telecommunications traffic utilizing our proprietary least-cost-routing system, aggressive purchasing strategies, extensive experience in provisioning circuits and our high volume of international long distance telephone traffic to provide major carriers, niche carriers, operators, and call aggregators with competitive international termination rates at several quality levels.

During fiscal 2012, IDT Telecom terminated 30.8 billion minutes compared to 26.2 billion minutes in fiscal 2011, making us one of the largest carriers of long distance minutes worldwide. Wholesale Termination Services accounted for 21.3 billion minutes and 17.2 billion minutes of the total IDT Telecom minutes in fiscal 2012 and fiscal 2011, respectively.

IDT Telecom has a significant number of direct connections to Tier 1 providers outside the United States, particularly Tier 1 providers in Asia, Africa and the Middle East. These direct connections improve the quality of the telephone calls and reduce the cost, which enables us to generate more traffic with higher margins to that foreign locale. Tier 1 providers are the largest recognized licensed carriers in a country. We also have direct relationships with mobile network providers, reflecting their growing share of the voice traffic market. In fiscal 2013, we plan to continue expanding these direct relationships with fixed and mobile network providers.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high quality connections that these providers often require. To that end, we offer higher-priced, premium services in which we provide higher quality connections, based upon a set of predetermined quality-measuring criteria. These premium services meet a growing need for high quality connections for some of our customers who are providing services to high-value, quality-conscious retail customers. As of July 31, 2012, Wholesale Termination Services had more than 600 customers. Including vendors, IDT Telecom has over 1,100 carrier relationships globally.

Payment Services

Payment Services’ revenue (10.4% and 9.0% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) was $153.0 million and $118.5 million in fiscal 2012 and fiscal 2011, respectively.

We introduced IMTU in fiscal 2008. IMTU enables customers to purchase minutes for a prepaid mobile telephone in another country. IMTU appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. Our IMTU offerings combine our platform capabilities, our distribution reach into immigrant communities and our relationships with mobile operators in developing countries into a simple and reliable service. IMTU’s sales increased substantially in fiscal 2011 and fiscal 2012 particularly as a result of the introduction of IMTU through the Boss Revolution payment platform.

Hosted Platform Solutions

Hosted Platform Solutions’ revenue (3.9% and 5.8% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) was $57.0 million and $75.9 million in fiscal 2012 and fiscal 2011, respectively.

International Operations

In Europe, we market our Retail Communications and Payment Services products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Ireland, Italy, Luxembourg, Sweden, Finland, Switzerland, Denmark, Norway, Portugal, Austria and Greece, seeking to capitalize on the demographic opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe.

We maintain our European corporate, Retail Communications and Wholesale Termination Services operations in London, England. We also operate satellite offices in Germany, Belgium, Spain and Greece.

We also provide wholesale termination services to international telecom companies, including foreign state-owned or state-sanctioned post, telephone or telegraph companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations generated $305.3 million of revenues in fiscal 2012, a 4.2% decrease from the $318.8 million of revenues generated during fiscal 2011. Our European operations’ revenues constituted 20.4% of IDT Telecom’s revenues from continuing operations in fiscal 2012, as compared to 23.7% in fiscal 2011.

In Asia, we sell Retail Communications products in Hong Kong, Singapore, Australia, Japan, Korea, Malaysia and Taiwan. In Hong Kong, we are one of the top providers to the Filipino segment and the Indonesian segment, the two largest overseas worker segments. In addition, in Singapore, Retail Communications products are a market leader for the Indian segment, which is the largest ethnic segment in Singapore, as well as the large Indonesia segment. In fiscal 2012, IDT Telecom generated $99.0 million in revenues from our operations in the Asia Pacific region compared to $96.2 million in fiscal 2011.

In Latin America, we market Retail Communications products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2012, IDT Telecom generated $25.5 million in revenues from the sale of Retail Communications products in Latin America compared to $21.5 million in fiscal 2011.

Sales, Marketing and Distribution

In the United States, we distribute Retail Communications and Payment Services products, including our prepaid calling cards, Boss Revolution and IMTU offerings, primarily to retail outlets through our network of distributors or through our own internal sales force. In addition, our white label calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our own internal sales force, and from time to time we may utilize third-party agents or brokers to acquire accounts. We also market prepaid offerings, including Boss Revolution Pinless and IMTU, direct to the consumer via online channels.

In Europe and Asia, we sell our prepaid calling cards including both white label and IDT-branded calling cards through independent distributors and our own internal sales force. Additionally, we sell Boss Revolution Pinless and IMTU in select European markets, and in Asia we sell postpaid services direct to consumers and small businesses. Wholesale Termination Services are marketed and sold through our internal wholesale sales team.

Telecommunications Network Infrastructure

IDT Telecom operates a global voice and data network that enables us to provide an array of telecommunications and payment services to our customers worldwide utilizing a combination of proprietary and third-party applications. Proprietary applications include call routing and rating, customer provisioning, call management, product web pages, calling card features, and payment services features. Proprietary applications provide the flexibility to adapt to evolving marketplace demands without waiting for third-party software releases, and often provide advantages in capability or cost over commercially available alternatives.

The IDT Telecom core voice network utilizes Internet Protocol, or IP, and is interconnected through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows IDT Telecom to interface with carriers using the lowest cost technology protocol available. To support its global reach, IDT Telecom operates voice switches and/or points of presence in the United States, Europe, South America, Asia and Australia. IDT Telecom receives and terminates voice traffic from every country in the world, including cellular, landline and satellite calls through direct interconnects. The network includes data centers located in the United States and the United Kingdom. It is monitored and operated on a continual basis by our Network Operations Centers in the United States.

Consumer Phone Services

Our Consumer Phone Services segment generated revenues of $19.3 million and income from operations of $4.1 million in fiscal 2012, as compared to revenues of $26.4 million and income from operations of $7.1 million in fiscal 2011. Consumer Phone Services’ revenues declined 27.0% and 28.9% in fiscal 2012 and fiscal 2011, respectively, when compared to the prior fiscal year as we continued to operate the business in harvest mode—maximizing revenue from current customers while maintaining expenses at the minimum levels essential to operate the business. This strategy has been in effect since calendar 2005 when the Federal Communications Commission, or FCC, decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We expect the Consumer Phone Services’ customer base and revenues will continue to decline in fiscal 2013. While not growing, the business continued to generate income from operations in fiscal 2012.

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

As of July 31, 2012, we had approximately 10,500 active customers for our bundled local/long distance plans and approximately 45,200 customers for our long distance-only plans. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

GENIE ENERGY LTD.

On October 28, 2011, we completed the Genie Spin-Off to our stockholders of record as of the close of business on October 21, 2011. At the time of the Genie Spin-Off, Genie’s principal businesses consisted of the following:

•	IDT Energy, a retail energy provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States; and
•

Genie Oil and Gas, which is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other unconventional fuel resources, which consists of (1) American Shale Oil Corporation, which holds and manages a 50% interest in American Shale Oil, L.L.C., the Company’s oil shale initiative in Colorado, and (2) an 89% interest in Israel Energy Initiatives, Ltd., the Company’s oil shale initiative in Israel.

Genie and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

ALL OTHER

All other operating segments that are not reportable individually are collectively included in All Other.

All Other includes (1) Zedge, which owns and operates an on-line platform, including a popular Android app, that allows users to share and obtain content to personalize mobile phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) ICTI, which holds intellectual property primarily related to VoIP technology and the licensing and other businesses related to this intellectual property, (5) our real estate holdings, and (6) other smaller businesses.

During fiscal 2012, All Other generated $10.4 million in revenues, representing 0.7% of our total consolidated revenues from continuing operations, and income from operations of $0.9 million, as compared with revenues of $8.9 million and a loss from operations of $(2.9) million in fiscal 2011.

Zedge

Zedge owns and operates an on-line platform, including a popular Android app, that allows users to share and obtain content to personalize mobile phones and tablets. As of July 31, 2012, Zedge’s android app had surpassed 40 million downloads. The Zedge on-line game channel, launched in calendar 2012, is currently generating over 10 million game downloads per month.

On November 15, 2011, Shaman II, L.P. purchased shares in Zedge, for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11.0%. One of the limited partners in Shaman II, L.P. is a former employee of ours. We currently own approximately 82% of Zedge.

Fabrix T.V., Ltd.

We are a majority stake holder in Fabrix T.V., Ltd., an Israeli company that develops and licenses a proprietary video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. Fabrix’s grid based solution runs on commercial-off-the-shelf equipment, achieves the maximum throughput possible and is highly economical. Fabrix’s technology powers a major North American multi-system operator’s cloud-based DVR offering. In addition, another North American operator utilizes Fabrix technology for deep video storage and to provide streaming.

Following the close of fiscal 2012, Fabrix received $12.0 million in cash from a system integrator partner pursuant to an expanded statement of work signed during the fourth quarter of fiscal 2012. Fabrix’s revenue is generally recognized over three years from the date on which delivered orders are accepted by the customer.

IDT Spectrum

Our subsidiary, IDT Spectrum, holds a significant number of FCC licenses for commercial fixed wireless spectrum, although it provides only a limited amount of service over its spectrum. We are currently in the process of exploring the sale and lease of certain licenses held by IDT Spectrum.

In March and April 2012, IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in fiscal 2012.

Innovative Communications Technologies, Inc.

Innovative Communications Technologies, Inc.’s principal business is the acquisition, development, licensing and protection of intellectual property. ICTI presently own eleven patents issued by the U.S. Patent Office and their foreign counterparts that primarily relate to computer-to-computer communications technologies and include, among other things, patents facilitating the use of VoIP.

ICTI’s strategy is to capitalize on its intellectual property by entering into licensing arrangements with parties involved in facilitating communications over a computer network. ICTI also seeks to enter into licensing arrangements with users of its proprietary technologies.

On July 19, 2012, we announced our intention to spin-off ICTI to our stockholders. We continue to evaluate the potential spin-off of ICTI to our stockholders, along with other alternatives for the business, as ICTI continues the efforts that it began in the second quarter of fiscal 2012 to enforce its rights against third parties that ICTI believes are infringing upon its intellectual property.

COMPETITION

IDT Telecom

Telecom Platform Services

Retail Communications

We believe success in providing our Retail Communications services is dependent on our ability to provide low rates and reliable service to our customers, while efficiently distributing our products and services to a geographically and culturally diverse customer base.

The calling card industry is notable for its relative lack of regulation compared to the rest of the telecommunications industry, and for its ease of market entry. We compete with other providers of retail communications services as well as established carriers and numerous small or regional operators and with providers of alternative telecommunications services such as Mobile Virtual Network Operators (MVNOs) and other prepaid wireless providers. Many of the largest telecommunications providers, including AT&T and Verizon, currently market prepaid calling cards, which in certain cases compete with our cards. Our largest competitors in the national retail chain store market are InComm, Blackhawk Network and Coinstar. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

Like all international calling services, our Boss Revolution products are subject to fierce competition. Whether it is direct competitors, which offer similar calling services, or indirect competitors such as wireless service providers and VoIP carriers, which offer alternative international calling services, competitors that offer alternatives to Boss Revolution try to attract their potential distributors and international callers with aggressive pricing and promotion.

Over the past few years, we have experienced a continued shift in demand industry-wide, away from traditional calling cards and into wireless products and IP-based products, which, among other things, contributes to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our traditional disposable calling card products as customers migrate from using calling cards to using these alternative services. To compete with these new products, we launched the Boss Revolution payment platform in 2009 to migrate our traditional disposable calling card customers and to attract a significant number of customers from other prepaid calling card companies. A significant share of IDT Telecom’s traditional disposable calling card customers has subsequently migrated to Boss Revolution-based products, as have a significant number of customers from other prepaid calling card companies.

Wholesale Termination Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily on the basis of price, products and quality of service.

In our Wholesale Termination Services business, we compete with:

•	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T and Verizon;
•	historically state-owned or state-sanctioned post, telephone or telegraph companies such as Telefonica, France Telecom and KDDI;
•	on-line, spot-market trading exchanges for voice minutes, such as Arbinet;
•	other VoIP providers;
•	other providers of international long distance services; and
•	alliances between large multinational carriers that provide wholesale carrier services.

We believe that our extensive network of interconnect and termination agreements, as well as the significant volume of traffic to specific locations generated by our Wholesale Termination Services and Retail Communications businesses, provide us with a competitive advantage and the ability to offer quality services at competitive prices. We have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

Payment Services

We believe that our IMTU offerings have been successful because:

•	we have focused on geographic corridors, such as the United States to Central America, that tend to generate high volumes of business; and
•

we have developed a comprehensive product offering that includes product, marketing and distribution focused on those corridors, taking advantage of synergies with our prepaid calling products such as traditional calling cards and Boss Revolution Pinless, and tailoring IMTU to the needs of customers in those corridors.

The major competitors to Payment Services’ IMTU offerings include:

•	international mobile operators, who seek to control more of their own distribution channel or create their own products that are directly competitive to IMTU; and
•	other distributors, who develop a more comprehensive product offering than our IMTU offerings or aggressively discount their product offerings that are similar to our IMTU offerings.

Consumer Phone Services

We offer long distance phone services to residential and business customers in the United States. We also offer local and long distance phone services bundled for a flat monthly rate in 11 states. The U.S. consumer phone services industry is characterized by intense competition, with numerous providers competing for a declining number of wireline customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

The regional bell operating companies, or RBOCs, remain our primary competitors in the local exchange market. We are also competing with providers offering communications service over broadband connections using VoIP technology, such as cable companies and independent VoIP providers. Companies also provide voice telephony services over broadband Internet connections, allowing users of these Internet services, such as Vonage and Skype, to obtain communications services without subscribing to a conventional telephone line. Mobile wireless companies are deploying wireless technology as a substitute for traditional wireline local telephones. Electric utilities have existing assets (in the form of “last mile” connections to the customer’s premises), very large back-office support organizations and access to low-cost capital that could allow them to enter a telecommunications market rapidly and accelerate network development.

Due to changes in the U.S. regulatory environment that affected our cost of provisioning bundled local/long distance phone services and increased competition, we ceased marketing activities for this service, and as a result, our Consumer Phone Services business has declined significantly. We expect this trend to continue in fiscal 2013.

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

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). In addition, beginning in October 2006, interconnected VoIP providers, such as our subsidiary Net2Phone, are required to contribute to the Universal Service Fund. These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund and Other Funds contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If these exemptions become unavailable, it could materially increase our federal Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, the development and growth of our business.

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

Access Charges

As a provider of long distance services, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic becomes intrastate, our costs of providing long distance services will increase. As a local exchange provider, we bill access charges to long distance providers for the origination and termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

For nearly a decade, the FCC has had open regulatory proceedings in which it has considered reforming “intercarrier compensation,” which is a term that covers the payments that carriers bill and remit to each other—access charges and reciprocal compensation, generally—for the use of telecommunications networks to originate and terminate phone calls. On February 9, 2011, the FCC released a Notice of Proposed Rulemaking and a Further Notice of Proposed Rulemaking wherein it renewed its efforts to revise the rules governing intercarrier compensation. It is not yet known when the FCC will act, nor do we know the substance of the FCC’s eventual action. It is possible that the FCC will act to substantially reduce or eliminate access charge payments. Since we both make payments to and receive payments from other carriers for exchange of local and long distance calls, at this time we cannot predict the effect that the FCC’s determination may have upon our business.

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

Money Transmitter and Payment Instrument Laws and Regulations

Nearly every state regulates the business of money transmission. All states that require such licensure exempt banks. Many states also provide an exemption from licensure for a bank agent that is acting on behalf of the bank. Some states limit the bank agent exemption from licensure for the sale of bank-issued stored value or prepaid cards through non-bank locations. We have historically structured our operations as a bank agent to avail ourselves of the bank agent exemption from licensure and federal preemption. In connection with our development of additional consumer payment and money transmission services, we plan to obtain our own money transmitter licenses in states that require a license for these services.

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

Renewal of 38 GHz and 28 GHz Local Multipoint Distribution Service (LMDS) Licenses, Substantial Service Filings, and Extension of “Substantial Service” Deadline

As of October 18, 2010, IDT Spectrum renewed 633 of its 38 GHz licenses and established a new expiration date of October 18, 2020 for these licenses. On August 8, 2008, the FCC adopted an order extending the substantial service deadline for all of IDT Spectrum’s 38 GHz licenses until June 1, 2012 requiring IDT Spectrum to satisfy the FCC’s substantial service performance obligations for those licenses by June 1, 2012 in order to maintain the renewal status of its 38 GHz licenses until October of 2020.

IDT Spectrum has filed its substantial service performance filings for its 38 GHz licenses, and IDT Spectrum has met current substantial service build-out obligations for 627 of its 633 38 GHz licenses. Additionally, substantial service applications for 7 of IDT Spectrum’s 38 GHz licenses are in pending status. In a recent transaction, IDT Spectrum sold four 38 GHz licenses, resulting in IDT Spectrum holding 629 of these 38 GHz licenses.

IDT Spectrum also holds 135 active common carrier licenses, including 116 active 38 GHz service common carrier licenses, the vast majority of which expire in early to mid-2017. IDT Spectrum has met the substantial service build-out requirement for all 116 active 38 GHz licenses and they are in pending status.

In addition, IDT Spectrum holds 15 LMDS (Local Multipoint Distribution Service) licenses in the 28 GHz range, which expire on August 10, 2018 (except for its New York, NY LMDS license which expires on February 1, 2016). On April 11, 2008, the FCC adopted an order extending the substantial service deadline for all 15 LMDS licenses until June 1, 2012. IDT Spectrum has met substantial service build-out obligations for all 15 LMDS licenses.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations which may be subject to federal, state, local or foreign law and regulation.

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

We own at least 190 trademark and service mark registrations and pending applications in the United States and at least 155 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. Excluding IDT Telecom and ICTI, IDT Corporation owns 9 issued patents and 12 patent applications in the United States and 10 patents issued abroad with 16 patent applications pending abroad.

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

IDT Telecom

In addition to IDT Corporation’s patents, Net2Phone currently owns 33 issued patents and has 5 pending patent applications in the United States. Net2Phone has 9 foreign issued patents, and no patent applications pending abroad.

A number of Net2Phone’s patents were transferred to our wholly-owned subsidiary ICTI. ICTI currently owns 11 U.S. issued patents and has no pending patent applications in the United States. ICTI has 16 foreign issued patents, and has no patent applications pending abroad.

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

Innovative Communications Technologies, Inc.

ICTI presently owns eleven patents issued by the U.S. Patent Office and their foreign counterparts that primarily relate to computer-to-computer communications technologies and include, among other things, patents facilitating the use of VoIP. ICTI is a party to an agreement with a leading multi-national law firm pursuant to which such firm will provide legal services to ICTI with respect to enforcement of the patents in exchange for ICTI paying it fees equal to a percentage of recoveries (subject to certain exceptions if ICTI terminates the relationship).

Other

We also currently own two patents and three pending patent applications and 3 registrations in the United States that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We incurred $4.6 million, $2.8 million and $2.8 million on research and development during fiscal 2012, fiscal 2011 and fiscal 2010, respectively, related to Fabrix.

EMPLOYEES

As of October 1, 2012, we had a total of approximately 1,280 employees, of which approximately 1,250 are full-time employees.

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

The worldwide telecommunications industry has been characterized in recent years by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs, as well as decreases in our revenue. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or increase, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

Because our prepaid products and Boss Revolution products generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in these products and these products continue to face significant competition which has adversely affected our profitability in recent years and may continue to adversely affect our profitability.

Because of the significant percentage of our revenues generated by our retail products, our results of operations and future growth significantly depend on the performance of these products.

We compete in the calling card market with many of the established facilities-based carriers, such as AT&T and Verizon, and with providers of alternative telecommunications services such as Mobile Virtual Network Operators and other prepaid wireless providers. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in or affecting the calling card market could significantly impact our ability to compete against them successfully. In addition to these larger competitors, we face significant competition from smaller calling card providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete.

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

Certain traditional wireless operators have been rolling out unlimited international long distance plans that include a limited list of international destinations to which customers can direct call from their mobile phones without time limitation. Currently, applicable destinations are limited. As more international destinations are added to the “international unlimited” list, this can adversely affect our revenues, as these operators gain subscriber market share.

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

In addition, like all international calling services, our Boss Revolution products are subject to fierce competition. Whether it is direct competitors, which offer similar calling services, or indirect competitors such as wireless service providers and VoIP carriers, which offer alternative international calling services, competitors that offer alternatives to Boss Revolution try to attract their potential distributors and international callers with aggressive pricing and promotion. This competition can adversely affect the revenues and profitability of our Boss Revolution products.

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

As our IMTU business grows and more competitors enter this space, our ability to secure competitive direct or indirect, exclusive or non-exclusive, agreements with international wireless operators to have access and to resell their in-country mobile top-ups could become more difficult or less attractive, thereby having an adverse affect on our revenues and operations.

Our customers, particularly our Wholesale Termination Services customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. Moreover, the recent economic recession both in the United States and elsewhere may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.6% of our total consolidated revenues from continuing operations in fiscal 2012 compared with 6.1% in fiscal 2011. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will continue to suffer if our distributors and sales representatives fail to effectively market and distribute our traditional disposable prepaid calling card products, our Boss Revolution products, our IMTU offerings and other services.

We currently rely on our distributors and representatives for marketing and distribution of our traditional disposable prepaid calling card products, our Boss Revolution products, our IMTU offerings and other services. We utilize a network of several hundred sub-distributors that sell our traditional disposable prepaid calling cards, Boss Revolution products, and IMTU to retail outlets throughout most of the United States.

In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products for other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable distributors, retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products, Boss Revolution products, IMTU offerings and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

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

Certain functions related to our business, particularly the business of IDT Telecom, depend on a single supplier or small group of suppliers to carry out its business, and the inability to do business with some or all of these suppliers could have a materially adverse effect on our business and financial results.

Certain functions related to our business, particularly the business of IDT Telecom, depend on a single supplier or small group of suppliers to carry out its business. Were the services of any one of them to become unavailable or available only in decreased capacity or at less advantageous terms, this could result in interruptions to our ability to provide certain services, could cause reduction in service and/or quality as the function is transitioned to an alternate provider, if any alternate provider is available, or could increase our cost, which in the current competitive environment, we may not be able to pass along to customers. Accordingly, any of these events could materially and negatively impact our business, our revenues, our margins, and our relationships with customers.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customer’s information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.

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

An increasingly significant portion of our telecom transactions are processed using credit cards and similar payment methods. As we shift from sales through our traditional distribution channels to newer platforms, including Boss Revolution, that portion is expected to increase and that growth is dependent on utilizing such payment methods. The banks, credit card companies and other relevant parties are imposing strict system and other requirements in order to participate in such parties’ payment systems. Further, as we move into more payment and financial services in addition to services and products that are solely telecom related, those operations may be subject to different and more stringent requirements by regulators and trade organizations in various jurisdictions. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to carry on and grow our Retail Communications and Payment Services operations.

Risks Related to Our Financial Condition

We hold significant cash, cash equivalents and investments that are subject to various market risks.

As of July 31, 2012, we had cash and cash equivalents of $151.5 million and aggregate short-term and long-term restricted cash and cash equivalents of $22.1 million. As of July 31, 2012, we also had $6.4 million in investments in hedge funds, of which $0.1 million was included in “Investments-short-term” and $6.3 million was included in “Investments-long-term” in our consolidated balance sheet. We liquidated most of our investment in hedge funds in recent years. The remaining balances are subject to time restrictions. We anticipate liquidating the remaining balances when the restrictions lapse. These hedge funds carry a degree of risk, as there can be no assurance that we can redeem these investments at any time and that the managers of the hedge funds in which we have invested will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents and investments could be materially and adversely affected.

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

From time to time we may be subject to claims and legal proceedings from third parties regarding alleged infringement by us of trademarks, copyrights, patents and other intellectual property rights. Additionally, ICTI’s business model relies on licensing and otherwise realizing value on its VoIP patent portfolio. It may enforce its patents in United States federal district courts, which hold exclusive jurisdiction to hear claims of patent infringement. ICTI may be subject to counterclaims alleging that the asserted patents are not infringed, invalid, and/or unenforceable. Such suits and counterclaims can be expensive and time consuming and could distract us and our management from focusing on our businesses. Further, loss of such suits could result in financial burdens and the requirement to modify our modes of operation, which could materially adversely affect our business.

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

At July 31, 2012, we have accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on our results of operations, cash flows and financial condition.

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

USAC’s revisions in both audits to our filing methodology resulted in additional regulatory payments for the years covered by the audit. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. We anticipate receiving additional invoices in the near future for our most recent audit. If we receive such invoices, we will likely remit payment for those invoices while our Request for Review remains pending. As of July 31, 2012, our accrued expenses included $26.8 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2012. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner.

We are also subject to audits in various jurisdictions for various other taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2012, we had accrued an aggregate of $2.6 million related to these audits. The following is a summary of the more significant audits:

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

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows or financial condition. See, for example, the Southwestern Bell matter as set forth in detail in Item 3 to Part I “Legal Proceedings” in this Annual Report.

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

Howard S. Jonas, our Chairman of the Board, Chief Executive Officer and founder, has voting power over 5,370,218 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 3,297,379 shares of our

Class B common stock), representing approximately 73.8% of the combined voting power of our outstanding capital stock, as of October 4, 2012. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Risks Related to Our Publicly Traded Equity

The price of our Class B common stock decreased significantly in prior periods, and may continue to be subject to volatility.

The price of our Class B common stock decreased significantly in fiscal 2008 and fiscal 2009, although the price has increased since fiscal 2009, after taking into account the value of stock of entities that were spun off by the Company that were received by the Company’s stockholders, but not to the previous levels. The price of our Class B common stock has been subject to substantial volatility during these fiscal years. As of the close of business on October 9, 2012, the price of our Class B common stock was $10.51. See Item 5 to Part II “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for more information on the history of the closing prices of our Class B common stock. The price of our Class B common stock may continue to be subject to substantial volatility.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Newark, New Jersey. We own a building that contains approximately 500,000 square feet, along with an 800 car parking garage, that we acquired in fiscal 2008 and is subject to a mortgage. We also lease a 75,000 square foot space in Newark, New Jersey. Collectively, these two buildings currently serve as the base for each of our operating segments.

We own a building in Piscataway, New Jersey, which is subject to a mortgage that is used by IDT Telecom for certain of its operations. We also lease space in a number of other locations in metropolitan areas primarily to house telecommunications equipment.

We maintain our European headquarters in London, England and we own a 12,400 square foot condominium interest in a building in Jerusalem, Israel. We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On October 12, 2011, we entered into a binding term sheet with T-Mobile USA, Inc., or T-Mobile, to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against us in the Superior Court of the State of Washington, King County. T-Mobile alleged that we breached a wholesale supply agreement entered into between T-Mobile and us in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. We recorded a loss of $11.0 million in fiscal 2012 for this settlement, which is included in “Other operating (losses) gains, net” in the accompanying consolidated statement of income. On June 4, 2012, the parties executed a formal settlement agreement containing standard mutual releases and covenants not to sue, and on June 6, 2012, the parties filed a stipulation of dismissal of the complaint with the Court.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected our appeal and upheld the Swedish Tax Agency’s imposition of a VAT assessment including penalties and interest of approximately SEK 147 million ($21.6 million at July 31, 2012) for the period from January 2004 through June 2008. We had appealed this decision to the Administrative Court of Appeal in Gothenburg. On March 27, 2012 the Swedish Tax Agency retracted from its position and filed a pleading with the Administrative Court of Appeal changing its position and stating that it supported our appeal. On May 22, 2012, we were notified that the Administrative Court of Appeal granted our appeal and thus revoked the Swedish Tax Agency’s original decision and the County Administrative Court’s judgment to impose VAT and penalties. The judgment clarified that the Administrative Court of Appeal did not find any reason to deviate from the common view of the parties. The time for any appeal has expired.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc., or Alexsam, $9.1 million in damages from us in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at an annual rate of 0.11% on the $10.1 million awarded in the final judgment. We have mostly completed a design-around to avoid infringement of the Alexsam patents and do not expect that this decision will have a material impact on our future business operations. On October 28, 2011, we filed a notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. Briefing on the appeals is complete. A decision on the appeal is expected by early 2013. On September 1, 2011, Alexsam filed a new action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. The Court set this action for trial on January 10, 2013. At that time the Court will determine the additional royalties owed to Alexsam. These additional royalties will only be due and payable if the original judgment is affirmed on appeal. In fiscal 2011, we recorded an expense of $10.8 million related to this matter, which is included in “Other operating (losses) gains, net” in our consolidated statement of income. As of July 31, 2012, we had $10.0 million accrued for this matter. As of July 31, 2012, our reasonably possible liability related to Alexsam’s claims above the amount that has been accrued range from $0 to $3.5 million. The upper limit of the range of reasonably possible liability may increase to the extent that the products and systems previously found to infringe Alexsam’s patents continue to be used.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC, collectively Aerotel, filed a complaint against us in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the 2007 Settlement) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which we paid in the first quarter of fiscal 2008. The 2007 Settlement also required us to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, we accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against us in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the 2009 Settlement Agreement), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, we accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served us with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices and seeks damages of at least $25 million and attorneys’ fees. On November 26, 2010, we served our Notice of Defense and Counterclaim. The arbitration was held in June 2012, post hearings briefs were submitted on July 3, 2012, and we expect the arbitrators’ decision in the near future.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively Southwestern Bell), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from us. The complaint alleges that we failed to pay “switched access service” charges for calls made by consumers using our prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On November 18, 2011, the parties each submitted a motion for summary judgment with opposition and reply briefs filed in December 2011. On March 9, 2012, the Court issued an order denying our motion and granting Southwestern Bell’s motion for partial summary judgment on liability, but provided that the parties will proceed to trial to determine the precise amount of damages owed. Although the parties continue to engage in settlement discussions, we are evaluating our options going forward, including our options on appeal. A trial on damages is scheduled to begin on November 5, 2012.

We are the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer. We had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against us that are based on applicable statutes, the outcome of this matter is uncertain, and, as such, we are not able to make an assessment of the final result and its impact on us.

As of July 31, 2012, we had an aggregate of $18.3 million accrued for the Aerotel, Southwestern Bell and Lycatel/Mox matters. As of July 31, 2012, our reasonably possible liability above the aggregate amount that had been accrued for these matters was $14.9 million.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively Tyco). We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement), or Wavelengths, on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying our appeal and affirming the Appellate Division’s order. On or about November 17, 2009, we demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, we filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide us with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, we filed a notice of appeal. We filed our opening brief on November 7, 2011. Tyco filed its opposition on February 10, 2012 and we filed our reply on March 9, 2012. Oral argument was held on April 2, 2012 and we await the Court’s decision.

On April 1, 2004, D. Michael Jewett, a former employee with whom we entered into a confidential settlement agreement in November 2010, sent a copy of the complaint he had filed against us to the United States Attorney’s Office. In the complaint, Jewett had alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice, or DOJ, the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. We and the Audit Committee of our Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Audit Committee’s nor our investigations have found any evidence that we made any such improper payments to foreign officials. We continue to cooperate with these investigations, which the SEC and DOJ have confirmed are still ongoing.

In January 2012, we filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of our key patents. We seek both damages and injunctive relief from the defendants. On April 10, 2012, Stalker Software, Inc. filed its answer, on May 11, 2012, ooVoo, LLC filed its answer, and on June 25, 2012, Vivox, Inc. filed its answer and a counterclaim seeking a declaratory judgment that the patents are invalid and not infringed by Vivox. On October 9, 2012, we and ooVoo, LLC reached a confidential settlement of this matter. The parties have commenced discovery and a markman hearing (also known as a claim construction hearing) was held on October 10, 2012. We expect the Court’s order in the near future. In addition, a jury trial is scheduled for January 8, 2013.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, none of the other legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT”.

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated. On October 28, 2011, we completed the Genie Spin-Off, in which each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011.

	High	Low
Fiscal year ended July 31, 2011
First Quarter	$19.70	$13.86
Second Quarter	$30.12	$13.43
Third Quarter	$30.46	$22.64
Fourth Quarter	$29.43	$24.01
Fiscal year ended July 31, 2012
First Quarter	$24.80	$11.50
Second Quarter	$14.20	$8.76
Third Quarter	$10.49	$7.81
Fourth Quarter	$10.73	$7.90

On September 20, 2012, there were 440 holders of record of our Class B common stock and 4 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 9, 2012, the last sales price reported on the New York Stock Exchange for the Class B common stock was $10.51 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 10 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2012, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2012. The graph and table assume that $100 was invested on July 31, 2007 (the last day of trading for the fiscal year ended July 31, 2007) in each of Class B common stock with the cumulative total return of the NYSE Composite Index and the S&P Telecommunication Services Index, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

	7/07	7/08	7/09	7/10	7/11	7/12
IDT Corporation	100.00	17.74	8.68	61.86	82.93	65.50
NYSE Composite	100.00	90.42	70.97	79.12	93.37	93.34
S&P Telecommunication Services	100.00	77.18	69.53	75.24	90.18	117.82

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2012.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2012	—	$—	—	5,411,783
June 1 – 30, 2012	80,648	$9.38	80,648	5,331,135
July 1 – 31, 2012	188,500	$9.77	188,500	5,142,635
Total	269,148	$9.65	269,148

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

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2012 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in thousands, except per share data)	2012	2011	2010	2009	2008
STATEMENT OF OPERATIONS DATA:
Revenues	$1,506,836	$1,351,916	$1,193,578	$1,242,949	$1,476,843
Income (loss) from continuing operations	35,770	22,426	6,572	(98,263)	(181,256)
Income (loss) from continuing operations per common share—basic	1.68	1.05	0.29	(4.30)	(7.12)
Income (loss) from continuing operations per common share—diluted	1.57	0.96	0.28	(4.30)	(7.12)
Cash dividend declared per common share	0.66	0.67	—	—	—

As of July 31, (in thousands)	2012	2011	2010	2009	2008
BALANCE SHEET DATA:
Total assets	$451,114	$568,166	$517,795	$559,620	$1,002,974
Capital lease obligations—long-term portion	—	—	407	5,210	10,673
Notes payable—long term portion	29,716	29,564	33,640	43,281	42,543

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge, which owns and operates an on-line platform, including a popular Android app, that allows users to share and obtain content to personalize mobile phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) ICTI, which holds intellectual property primarily related to VoIP technology and the licensing and other businesses related to this intellectual property, (5) our real estate holdings, and (6) other smaller businesses.

Discontinued Operations

Genie Energy Ltd.

On October 28, 2011, we completed a pro rata distribution of the common stock of our subsidiary Genie Energy Ltd. to our stockholders of record as of the close of business on October 21, 2011. At the time of the Genie Spin-Off, Genie owned 99.3% of Genie Energy International Corporation, which owned 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. As of October 28, 2011, each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011. Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

We have received a ruling from the Internal Revenue Service, or IRS, substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, us and our stockholders under Section 355 of the Internal Revenue Code of 1986. In addition to obtaining the IRS ruling, we have received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

In October 2011, prior to the Genie Spin-Off, we committed to fund Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. We funded Genie with $70.3 million at the time of the spin-off so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash. Subsequent to the Genie Spin-Off, in November and December 2011, we funded Genie with the final remaining $11.9 million.

We entered into various agreements with Genie prior to the Genie Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by us and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between us and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by us relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by us to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of our foreign subsidiaries. In addition, we entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we were eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011, however, we may have been required to pay Liberty Media up to $3.5 million if the value of IDT Entertainment did not exceed a certain amount by August 2011. In July 2011, we revised our estimate for this commitment. Included in “Income on sale of discontinued operations” in the accompanying consolidated statement of income in fiscal 2011 was a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in the accompanying consolidated statement of income.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net loss of Genie and subsidiaries and CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

Year ended July 31 (in millions)	2012	2011	2010
REVENUES:
Genie and subsidiaries	$45.8	$203.6	$201.4
CTM Holdings and subsidiaries	—	—	4.0
TOTAL	$45.8	$203.6	$205.4
INCOME BEFORE INCOME TAXES:
Genie and subsidiaries	$2.6	$4.4	$28.0
CTM Holdings and subsidiaries	—	—	0.1
TOTAL	$2.6	$4.4	$28.1
NET INCOME (LOSS):
Genie and subsidiaries	$1.0	$(2.6)	$14.1
CTM Holdings and subsidiaries	—	—	(0.2)
TOTAL	$1.0	$(2.6)	$13.9

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of ours) (collectively IDT Carmel) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. We exited the debt collection business in April 2009. Included in “Loss on sale of discontinued operations” in fiscal 2010 were costs of $0.2 million which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.3%, 99.3% and 99.5% of our total revenues from continuing operations in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Telecom Platform Services, which represented 98.7%, 98.0% and 96.9% of IDT Telecom’s total revenues in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

•

Retail Communications provides international long-distance calling products primarily to immigrant communities worldwide, with core markets in the United States and Europe. These products include our flagship Boss Revolution Pinless product (an international calling service sold through the Boss Revolution payment platform) as well as many of our established traditional disposable calling card brands including Boss, La Leyenda, and Feliz, and mobile apps, including PennyTalk.

•

Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators as well as other aggregators through our network of 800-plus carrier interconnects.

•

Payment Services provides payment offerings such as IMTU as well as gift cards in both the United States and Europe. IMTU enables customers to purchase minutes for a prepaid mobile telephone in another country. IMTU is available in both traditional cards as well as on our Boss Revolution payment platform. Payment Services also includes reloadable prepaid debit cards and BIN sponsorship services offered in Europe by IDT Financial Services through our Gibraltar-based bank.

•

Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other operators. The majority of Hosted Platform Solutions’ revenue is generated by our cable telephony business which is in “harvest mode”—maximizing revenues from current customers while maintaining expenses at the minimum levels essential to operate the business.

Our Consumer Phone Services segment provides consumer local and long distance services in the United States. Since calendar 2005, this business has been in harvest mode, wherein we seek to retain existing customers but do not actively market to new customers, and we attempt to maximize profits by optimally managing both the life-cycle of our customer base as well as the costs associated with operating this business.

Our prepaid calling card business worldwide sells the great majority of its products to distributors at a discount to their face value, and records the sales as deferred revenues. These deferred revenues are recognized as revenues when telecommunications services are provided and/or administrative fees are imposed. Calling card revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

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

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. IDT Telecom’s Retail Communications offerings generally have higher selling, general and administrative expenses associated with them than does its wholesale carrier services business.

Telecom Competition

Over the past few years, we have experienced a continued shift in demand industry-wide, away from traditional calling cards and into wireless products and IP-based products, which, among other things, contributes to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our traditional disposable prepaid calling card products as customers migrate from using cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our prepaid calling card products’ sales and margins.

To combat this trend, we have introduced in recent years new sources of revenue, such as Boss Revolution and IMTU that have now largely replaced revenues from our traditional disposable calling cards. Boss Revolution Pinless allows users to call their families and friends overseas without the need to enter a PIN. IMTU appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. The addition of Boss Revolution Pinless and IMTU represent successful efforts to leverage our existing capabilities and distribution. In general, Boss Revolution Pinless and IMTU command lower gross margins when compared to our more established, traditional calling cards. There can be no assurance that we will continue to grow our Boss Revolution Pinless and IMTU sales, or that we will be able to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our Wholesale Termination Services business, we have generally had to pass along all or some of our per-minute cost savings to our customers in the form of lower prices.

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 8.1%, 7.1% and 8.4% of total consolidated revenues from continuing operations in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Our customers with the five largest receivables balances collectively accounted for 24.3% and 21.0% of the consolidated gross trade accounts receivable at July 31, 2012 and 2011, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom, wholesale termination and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these wholesale termination customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale termination customers with receivable balances that exceed IDT Telecom’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $13.1 million and $15.4 million at July 31, 2012 and 2011, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 13.6% at July 31, 2012 from 13.3% at July 31, 2011 as a result of the decline in the gross trade accounts receivable balance at IDT Telecom. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill and Intangible Assets with Indefinite Useful Lives

Our goodwill balance of $14.6 million at July 31, 2012 is allocated to our Telecom Platform Services segment ($11.4 million) and All Other ($3.2 million). Retail Communications and Zedge are the reporting units for our goodwill impairment test. Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

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

On August 1, 2011, we adopted the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, we are required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, we consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As required by this standard update, we performed an assessment of our Retail Communications reporting unit that has a negative carrying amount upon adoption and determined that a goodwill impairment did not exist.

For Retail Communications’ annual impairment test for fiscal 2012, we qualitatively assessed whether it was more likely than not that a goodwill impairment existed and concluded that a goodwill impairment did not exist. For Retail Communications in fiscal 2011 and fiscal 2010, and for Zedge in fiscal 2012, fiscal 2011 and fiscal 2010, the estimated fair values of the reporting unit substantially exceeded their respective carrying values in Step 1 of our annual impairment tests, therefore it was not necessary to perform Step 2. In addition, we do not believe our reporting units are currently at risk of failing Step 1. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record impairments of goodwill in future periods and such impairments could be material.

On August 1, 2012, we adopted the accounting standard update to simplify how an entity tests goodwill for impairment. The amendments in the update allow us to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. We are no longer required to calculate the fair value of a reporting unit (Step 1) unless we determine, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.

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

At July 31, 2012, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $43.3 million and the mortgage payable balance was $22.9 million. At April 30, 2012 and 2011, we evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. We are considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Income and Other Taxes and Regulatory Agency Fees

Our current and deferred income taxes, and associated valuation allowance as well as certain other tax and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount and classification of income and other taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of IRS audits of our federal income tax returns, other tax-related or regulatory fee-related audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees.

The valuation allowance on our deferred income tax assets was $205.0 million and $206.7 million at July 31, 2012 and 2011, respectively. The decrease in fiscal 2012 included a $36.9 million reversal of a portion of the valuation allowance. In fiscal 2012, we determined that it was more likely than not that a portion of our deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. We based our determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in the current period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis includes financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on our projections, we expect that we will generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing our net operating loss carryover through this period. Accordingly, we concluded that a portion of our U.S. jurisdiction core business assets do not require a full valuation allowance.

We did not release any of the valuation allowances that relate to our IDT Spectrum business since it is not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations. We did not release any of the valuation allowances related to our foreign operations as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections.

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division of USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2012, our accrued expenses included $26.8 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2012. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

We are also subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2012, we had accrued an aggregate of $2.6 million related to these audits.

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

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2012, there was $19.5 million in outstanding carrier payable disputes, for which we have recorded direct cost of revenues of $7.4 million. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

Contingent Liabilities

We are subject to a number of lawsuits, investigations and claims that arise out of the conduct of our global business operations. We recognize a liability for such contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. At July 31, 2012, we had accrued an aggregate of $28.3 million for various legal proceedings. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy related to the matter.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and International Financial Reporting Standards, or IFRS, about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. We are required to adopt this standard update on August 1, 2013. We are evaluating the impact that this standard update will have on our consolidated financial statements.

In July 2012, an accounting standard update was issued to reduce the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, an entity is required to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. We are required to adopt this standard update on August 1, 2013. The adoption of this standard update will not impact our financial position, results of operations or cash flows.

RESULTS OF OPERATIONS

Year Ended July 31, 2012 compared to Years Ended July 31, 2011 and 2010

The following table sets forth certain items in our statements of income as a percentage of our total revenues from continuing operations:

Year ended July 31,	2012	2011	2010
REVENUES:
IDT Telecom	99.3%	99.3%	99.5%
All Other	0.7	0.7	0.5
TOTAL REVENUES	100.0	100.0	100.0
Direct cost of revenues (exclusive of depreciation and amortization)	84.3	82.8	81.0
GROSS PROFIT	15.7	17.2	19.0
OPERATING EXPENSES:
Selling, general and administrative	13.8	15.1	16.3
Depreciation and amortization	1.1	1.5	2.8
Research and development	0.3	0.2	0.2
Severance and other charges	—	0.1	0.4
TOTAL OPERATING EXPENSES	15.2	16.9	19.7
Other operating (losses) gains, net	(0.7)	0.4	0.8
(LOSS) INCOME FROM OPERATIONS	(0.2)	0.7	0.1
Interest expense, net	(0.2)	(0.3)	(0.4)
Other (expense) income, net	(0.1)	0.3	0.1
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.5)%	0.7%	(0.2)%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Revenues
Telecom Platform Services	$1,477.1	$1,316.6	$1,150.1	$160.5	12.2%	$166.5	14.5%
Consumer Phone Services	19.3	26.4	37.2	(7.1)	(27.0)	(10.8)	(28.9)
Total revenues	$1,496.4	$1,343.0	$1,187.3	$153.4	11.4%	$155.7	13.1%

Revenues. IDT Telecom revenues increased in fiscal 2012 and fiscal 2011 compared to the prior fiscal year due to an increase in Telecom Platform Services’ revenues, which more than offset a decline in Consumer Phone Services’ revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services’ revenues increased from 96.9% in fiscal 2010 to 98.0% in fiscal 2011 and 98.7% in fiscal 2012, and Consumer Phone Services’ revenues decreased from 3.1% in fiscal 2010 to 2.0% in fiscal 2011 and 1.3% in fiscal 2012.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for fiscal 2012, fiscal 2011 and fiscal 2010 consisted of the following:

(in millions, except revenue per minute)				2012 change from 2011		2011 change from 2010
Year ended July 31	2012	2011	2010	$/#	%	$/#	%
Telecom Platform Services Revenues
Retail Communications	$551.7	$482.4	$493.0	$69.3	14.4%	$(10.6)	(2.1)%
Wholesale Telecommunications Services	715.4	639.8	481.1	75.6	11.8	158.7	33.0
Payment Services	153.0	118.5	93.2	34.5	29.1	25.3	27.1
Hosted Platform Solutions	57.0	75.9	82.8	(18.9)	(24.9)	(6.9)	(8.3)
Total Telecom Platform Services revenues	$1,477.1	$1,316.6	$1,150.1	$160.5	12.2%	$166.5	14.5%
Minutes of use
Retail Communications	8,427	7,742	7,735	685	8.9%	7	0.1%
Wholesale Telecommunications Services	21,266	17,193	11,499	4,073	23.7	5,694	49.5
Hosted Platform Solutions	1,087	1,305	1,451	(218)	(16.7)	(146)	(10.1)
Total minutes of use	30,780	26,240	20,685	4,540	17.3%	5,555	26.9%
Average revenue per minute
Retail Communications	$0.0655	$0.0623	$0.0637	$0.0032	5.1%	$(0.0014)	(2.2)%
Wholesale Telecommunications Services	0.0336	0.0372	0.0418	(0.0036)	(9.6)	(0.0046)	(11.1)

Telecom Platform Services’ minutes of use increased 17.3% and 26.9% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year driven by the continued strength in both our Wholesale Termination Services and Retail Communications businesses. Consistent with the growth in minutes, Telecom Platform Services’ revenues increased 12.2% and 14.5% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year.

Retail Communications’ revenues (37.3% and 36.6% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) grew 14.4% and declined 2.1% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. The growth in fiscal 2012 compared to fiscal 2011 was led by aggressive penetration and acceptance of Boss Revolution within our U.S. retail distribution network, partially offset by a continued decline in sales of traditional disposable calling cards. We launched the Boss Revolution payment platform in the United Kingdom and Spain during fiscal 2012, and in the first quarter of fiscal 2013, it was launched in Germany. During fiscal 2013, we plan to expand Boss Revolution’s footprint in Europe and into Asia. The decline in fiscal 2011 compared to fiscal 2010 was due to the decrease in revenues from traditional disposable calling cards and third party provided domestic mobile top-up cards, partially offset by the revenue growth of Boss Revolution Pinless, which was introduced in fiscal 2010. We expect Retail Communications’ growth to continue in fiscal 2013 with revenue increases from Boss Revolution Pinless more than offsetting the expected decline of traditional disposable calling card product sales.

Wholesale Termination Services’ revenues (48.4% and 48.6% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) grew 11.8% and 33.0% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. The growth was due to our continued commitment and investments in being a recognized leader in the wholesale termination marketplace as well as the significant increase in revenues from our web-based prepaid termination service. We expect that Wholesale Termination Services’ revenues will increase modestly during fiscal 2013 as expected increases in minutes of use continue to offset expected declines in average revenue per minute.

Payment Services’ revenues (10.4% and 9.0% of Telecom Platform Services’ revenue in fiscal 2012 and fiscal 2011, respectively) grew 29.1% and 27.1% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. The increase was driven by the success of our IMTU offerings. Future growth will be, in large part, contingent upon our ability to enter into new IMTU partnerships with wireless providers, as well as continued growth of IMTU revenue and the introduction of new payment offerings through the Boss Revolution payment platform. We expect that Payment Services revenues will again increase strongly in fiscal 2013 as we continue to increase IMTU sales and introduce new payment offerings.

Hosted Platform Solutions’ revenues (3.9% and 5.8% of Telecom Platform Services’ revenues in fiscal 2012 and fiscal 2011, respectively) declined 24.9% and 8.3% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. The decline in fiscal 2012 compared to fiscal 2011 was primarily due to the loss of our largest cable telephony customer, Bresnan Broadband Holdings, LLC, which terminated its agreement with us as part of its sale to Cablevision. In December 2010, Cablevision paid us $14.4 million in cash to terminate the agreement, and we provided transition services to Bresnan through the fourth quarter of fiscal 2011. The decrease in fiscal 2011 compared to fiscal 2010 was primarily due to the decline in revenues from call shops outside the U.S. as a result of price competition and migration to alternative wireless and IP-based services.

Total minutes of use for Telecom Platform Services increased 17.3% and 26.9% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services increased 23.7% and 49.5% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. Minutes of use from Retail Communications increased 8.9% and 0.1% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. In fiscal 2012, the increase was driven by the volume growth in the U.S. and Asia, which more than offset the decreases in minutes of use in Europe and South America. In fiscal 2011, the slight increase was the result of volume growth in Europe and South America, which was mostly offset by a decrease in minutes of use in the U.S. and Asia. Hosted Platform Solutions minutes of use decreased 16.7% and 10.1% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year, primarily as a result of the decline in minutes of use from call shops. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Average revenue per minute is the average price realization we recognize on the minutes we sell within our Telecom Platform Services segment. Average revenue per minute decreased 9.6% and 11.1% in Wholesale Termination Services and increased 5.1% and decreased 2.2% in Retail Communications in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year reflecting primarily changes in the product/call destination mix.

Consumer Phone Services’ revenues declined 27.0% and 28.9% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 10,500 as of July 31, 2012 compared to 14,100 as of July 31, 2011 and 19,700 as of July 31, 2010. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 45,200 as of July 31, 2012 compared to 57,300 as of July 31, 2011 and 75,400 as of July 31, 2010. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Direct cost of revenues
Telecom Platform Services	$1,258.8	$1,106.0	$949.9	$152.8	13.8%	$156.1	16.4%
Consumer Phone Services	8.6	12.1	16.3	(3.5)	(28.8)	(4.2)	(25.7)
Total direct cost of revenues	$1,267.4	$1,118.1	$966.2	$149.3	13.4%	$151.9	15.7%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in fiscal 2012 and fiscal 2011 compared to the prior fiscal year primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment.

Direct cost of revenues in our Consumer Phone Services segment in fiscal 2010 were reduced by the reversal of certain costs that were originally recorded in a prior period.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Gross profit
Telecom Platform Services	$218.3	$210.6	$200.2	$7.7	3.7%	$10.4	5.2%
Consumer Phone Services	10.7	14.3	20.9	(3.6)	(25.4)	(6.6)	(31.3)
Total gross profit	$229.0	$224.9	$221.1	$4.1	1.8%	$3.8	1.7%

Year ended July 31,	2012	2011	2010	2012 change from 2011	2011 change from 2010
Gross margin percentage
Telecom Platform Services	14.8%	16.0%	17.4%	(1.2)%	(1.4)%
Consumer Phone Services	55.4	54.3	56.2	1.1	(1.9)
Total gross margin percentage	15.3%	16.8%	18.6%	(1.5)%	(1.8)%

Gross Profit and Gross Margin Percentage. Gross profit in our Telecom Platform Services segment increased 3.7% and 5.2% in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year, while our gross margin percentage decreased 120 and 140 basis points in fiscal 2012 and fiscal 2011, respectively, compared to the prior fiscal year. Gross profit generated by the increase in Boss Revolution sales more than compensated for declines in traditional disposable calling card and cable telephony revenues. The decline in gross margin percentage reflects the loss of the large, high margin cable telephony customer, Bresnan, as well as the evolution of our product mix, as revenues from our relatively higher margin traditional disposable calling cards declined while revenues of our lower margin Wholesale Termination Services, Boss Revolution and IMTU increased.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Selling, general and administrative expenses
Telecom Platform Services	$182.2	$174.0	$165.5	$8.2	4.7%	$8.5	5.1%
Consumer Phone Services	6.6	7.2	8.2	(0.6)	(7.8)	(1.0)	(12.8)
Total selling, general and administrative expenses	$188.8	$181.2	$173.7	$7.6	4.2%	$7.5	4.3%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2012 and fiscal 2011 compared to the prior fiscal year was partially due to increases in employee compensation. We are expanding our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2013, which will likely somewhat further increase our selling, general and administrative expenses.

The increases in selling, general and administrative expenses in our Telecom Platform Services segment were also due to increases in our variable costs, as our revenue grew as well. Variable selling, general and administrative expenses include costs such as marketing, bad debt, third-party transaction processing costs, and internal sales commissions that closely track top-line performance. In particular, marketing expenses significantly increased to support our gross profit. Internal sales commissions have grown rapidly as a direct result of our ongoing effort to grow and strengthen our retail direct sales force in the U.S. Similarly, third-party transaction processing costs have increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay us for their purchases. We intend to compliment the use of credit cards with ACH transfers in order to reduce these costs.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2012 compared to fiscal 2011 was partially offset by a decrease in external legal fees. External legal fees significantly increased in fiscal 2011 compared to fiscal 2010 primarily related to an increase in litigation.

Our bad debt expense decreased in fiscal 2012 and fiscal 2011 compared to the prior fiscal year primarily because of an improvement in our ability to collect on amounts due from certain wholesale carrier customers. We continue to attentively monitor credit exposure and the credit quality of our wholesale trade partners.

As a percentage of Telecom Platform Services’ revenues, Telecom Platform Services’ selling, general and administrative expenses decreased to 12.3% from 13.2% and 14.4% in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2012 and fiscal 2011 compared to the prior fiscal year as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Depreciation and amortization
Telecom Platform Services	$14.2	$17.6	$29.2	$(3.4)	(19.4)%	$(11.6)	(39.7)%
Consumer Phone Services	—	0.1	0.1	(0.1)	(83.3)	—	(46.5)
Total depreciation and amortization	$14.2	$17.7	$29.3	$(3.5)	(19.6)%	$(11.6)	(39.7)%

Depreciation and amortization. The decrease in depreciation and amortization expense in fiscal 2012 and fiscal 2011 compared to the prior fiscal year was primarily due to more of our property, plant and equipment becoming fully depreciated and lower levels of capital expenditures in recent periods. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Severance and other charges
Telecom Platform Services	$—	$0.9	$1.6	$(0.9)	(100.0)%	$(0.7)	(41.0)%
Consumer Phone Services	—	—	—	—	—	—	(100.0)
Total severance and other charges	$—	$0.9	$1.6	$(0.9)	(100.0)%	$(0.7)	(43.3)%

Severance and Other Charges. Severance and other charges in fiscal 2011 consisted primarily of costs to terminate a contract for a technology development and support group. Severance and other charges in fiscal 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Other Operating (Losses) Gains, net. The Telecom Platform Services segment’s income from operations in fiscal 2012, fiscal 2011 and fiscal 2010 included other operating (losses) gains, net as follows:

Year ended July 31 (in millions)	2012	2011	2010
Estimated losses from pending litigation(a)	$(6.5)	$—	$—
(Loss) gain on settlement of litigation(b)	(11.3)	—	10.0
Gain on settlement of claims(c)	1.8	—	0.4
Gain on termination of agreement(d)	—	14.4	—
Loss from alleged patent infringement(e)	—	(10.8)	—
TOTAL	$(16.0)	$3.6	$10.4

(a)	In fiscal 2012, we recorded an aggregate of $6.5 million for estimated losses from pending litigation.

(b)	On October 12, 2011, we entered into a binding term sheet with T-Mobile USA, Inc. to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. In addition, in fiscal 2012, we recorded a $0.2 million loss on the settlement of an unrelated claim.

In 2007, we filed a complaint as amended in the United States District Court for the District of New Jersey against several prepaid calling card companies. The lawsuit alleged that the defendants were systematically falsely promising minutes in their voice prompts and other advertisements that consumers cannot obtain from the cards they purchased. In 2007, we settled with five of the defendant groups. The litigation continued against certain defendants affiliated with STi Prepaid, LLC. On March 22, 2010, we and the defendants agreed to settle the litigation and the underlying disputes giving rise thereto. Pursuant to a Settlement Agreement, and without admitting any liability, (i) certain of the defendants paid us $10.0 million, (ii) we dismissed the litigation with prejudice and (iii) the parties entered into related mutual releases.

(c)	On January 17, 2012, we received $1.8 million from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(d)	In connection with Cablevision’s acquisition of Bresnan, Bresnan exercised its option to terminate the services being provided by us to Bresnan under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement.

(e)	On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging our infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. We incurred legal fees of $0.7 million in connection with this matter. We do not expect that this decision will have a material impact on our future business operations.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Income from operations
Telecom Platform Services	$5.9	$21.6	$14.4	$(15.7)	(72.5)%	$7.2	50.0%
Consumer Phone Services	4.1	7.1	12.5	(3.0)	(42.8)	(5.4)	(43.1)
Total income from operations	$10.0	$28.7	$26.9	$(18.7)	(65.1)%	$1.8	6.8%

All Other

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Revenues	$10.4	$8.9	$6.2	$1.5	17.6%	$2.7	41.9%
Direct cost of revenues	(2.1)	(1.6)	(1.0)	(0.5)	(34.3)	(0.6)	(53.3)
Gross profit	8.3	7.3	5.2	1.0	14.1	2.1	39.7
Selling, general and administrative	(6.0)	(8.1)	(9.3)	2.1	24.9	1.2	13.3
Depreciation and amortization	(2.1)	(2.6)	(3.0)	0.5	18.4	0.4	10.4
Research and development	(4.6)	(2.8)	(2.8)	(1.8)	(61.3)	—	(1.8)
Severance and other charges	—	—	0.1	—	—	(0.1)	(100.0)
Other operating gains (losses), net	5.3	3.3	(0.3)	2.0	62.6	3.6	nm
Income (loss) from operations	$0.9	$(2.9)	$(10.1)	$3.8	130.6%	$7.2	70.7%

nm—not meaningful

Other Operating Gains (Losses), net. All Other’s income from operations in fiscal 2012 and loss from operations in fiscal 2011 and fiscal 2010 included other operating gains (losses), net as follows:

Year ended July 31 (in millions)	2012	2011	2010
Gain on sale of wireless spectrum(a)	$5.3	$—	$—
Gain on insurance claim(b)	—	2.6	—
Gain on settlement of IDT Global Israel claims(c)	—	—	0.5
Gain on sale of land and building(d)	—	—	0.7
Gain (loss) on settlement of other claims	—	0.7	(1.5)
TOTAL	$5.3	$3.3	$(0.3)

(a)	In March and April 2012, our subsidiary IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in fiscal 2012.

(b)	In fiscal 2011 and fiscal 2010, we received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In fiscal 2011, we recorded a gain of $2.6 million from this insurance claim.

(c)	In fiscal 2008 and fiscal 2009, we disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. In March 2010, we settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

(d)	In July 2010, we sold land and a building in Piscataway, New Jersey for cash of $3.1 million and recorded a gain of $0.7 million on the sale.

Currently, we report aggregate results for all of our operating businesses which are not part of IDT Telecom in All Other. Following are the results of operations in fiscal 2012, fiscal 2011 and fiscal 2010 of Zedge and Fabrix, two of the businesses included in All Other:

Zedge
(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Revenues	$3.8	$3.2	$2.5	$0.6	17.9%	$0.7	27.8%
Direct cost of revenues	(0.7)	(0.6)	(0.5)	(0.1)	(18.2)	(0.1)	(27.8)
Gross profit	3.1	2.6	2.0	0.5	17.9	0.6	27.8
Selling, general and administrative	(2.6)	(2.2)	(1.9)	(0.4)	(19.0)	(0.3)	(15.3)
Depreciation	(0.7)	(0.6)	(0.6)	(0.1)	(15.2)	—	(0.7)
Other operating loss	—	—	(1.5)	—	—	1.5	100.0
Loss from operations	$(0.2)	$(0.2)	$(2.0)	$—	(22.5)%	$1.8	89.8%

Fabrix T.V., Ltd.
(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
Revenues	$3.6	$2.4	$—	$1.2	48.9%	$2.4	nm
Direct cost of revenues	(0.9)	(0.5)	(0.1)	(0.4)	(86.0)	(0.4)	(540.2)%
Gross profit	2.7	1.9	(0.1)	0.8	39.3	2.0	nm
Selling, general and administrative	(0.9)	(1.4)	(0.6)	0.5	35.3	(0.8)	(151.7)
Depreciation	(0.2)	(0.2)	(0.1)	—	(11.8)	(0.1)	(10.0)
Research and development	(4.6)	(2.8)	(2.8)	(1.8)	(61.3)	—	1.8
Loss from operations	$(3.0)	$(2.5)	$(3.6)	$(0.5)	(20.3)%	$1.1	30.8%

nm—not meaningful

Research and Development. Research and development expenses in fiscal 2012, fiscal 2011 and fiscal 2010 were incurred by Fabrix, our majority-owned venture that develops and licenses a proprietary video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. In fiscal 2012 and fiscal 2011, Fabrix received cash from these sales of $8.0 million and $8.7 million, respectively. Revenue from these sales is being recognized over three years from the date on which delivered orders were accepted by the customer. Following its first overseas sale to a European operator in the first quarter of fiscal 2012, Fabrix is seeing interest from prospective clients in Europe and other geographies outside of North America.

Corporate

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
General and administrative expenses	$13.0	$14.9	$11.8	$(1.9)	(12.6)%	$3.1	26.3%
Depreciation and amortization	0.3	0.6	1.0	(0.3)	(57.1)	(0.4)	(41.9)
Severance and other charges	—	0.1	3.2	(0.1)	(100.0)	(3.1)	(96.0)
Other operating (gain) loss	(0.1)	0.5	—	(0.6)	(120.0)	0.5	nm
Loss from operations	$13.2	$16.1	$16.0	$(2.9)	(18.3)%	$0.1	0.7%

nm—not meaningful

Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses, including, among others, facilities costs and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. The decrease in Corporate general and administrative expenses in fiscal 2012 compared to fiscal 2011 was primarily the result of the fees charged to Genie for services provided pursuant to the Transition Services Agreement, which reduced Corporate general and administrative expenses by $2.0 million in fiscal 2012. We began providing services to Genie in the second quarter of fiscal 2012 to facilitate Genie’s transition into a separate publicly-traded company. In addition, the decrease in Corporate general and administrative expenses in fiscal 2012 compared to fiscal 2011 was also due to a decrease in stock-based compensation expense.

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

As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.0% in fiscal 2010 and 1.1% in fiscal 2011 to 0.9% in fiscal 2012.

Severance and Other Charges. Severance and other charges in fiscal 2010 consisted primarily of severance related to a company-wide cost savings program and reduction in force that was substantially completed in fiscal 2010.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below (loss) income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $3.3 million, $4.1 million and $2.2 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The aggregate unrecognized compensation cost of $10.4 million at July 31, 2012 is expected to be recognized over the remaining vesting period, of which $4.9 million is expected to be recognized in fiscal 2013, $3.3 million is expected to be recognized in fiscal 2014, $1.5 million is expected to be recognized in fiscal 2015 and the remaining $0.7 million is expected to be recognized thereafter through November 2019.

(in millions)				2012 change from 2011		2011 change from 2010
Year ended July 31,	2012	2011	2010	$	%	$	%
(Loss) income from operations	$(2.2)	$9.7	$0.8	$(11.9)	(123.2)%	$8.9	nm
Interest expense, net	(3.0)	(3.7)	(4.5)	0.7	19.7	0.8	18.4%
Other (expense) income, net	(1.8)	4.0	1.6	(5.8)	(144.3)	2.4	148.3
Benefit from income taxes	42.7	12.4	8.7	30.3	242.5	3.7	43.9
Income from continuing operations	35.7	22.4	6.6	13.3	59.5	15.8	241.2
Discontinued operations, net of tax	3.0	1.0	13.7	2.0	219.0	(12.7)	(93.1)
Net income	38.7	23.4	20.3	15.3	66.0	3.1	15.3
Net (income) loss attributable to noncontrolling interests	(0.1)	3.4	—	(3.5)	(104.0)	3.4	nm
Net income attributable to IDT Corporation	$38.6	$26.8	$20.3	$11.8	44.1%	$6.5	32.1%

nm—not meaningful

Interest Expense, net. The decrease in interest expense, net in fiscal 2012 and fiscal 2011 compared to the prior fiscal year was due to an increase in interest income. In addition, the decrease in fiscal 2011 compared to fiscal 2010 was due to a decrease in interest expense, which was mostly due to the decline in outstanding capital lease obligations.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

Year ended July 31 (in millions)	2012	2011	2010
Gain on settlement of auction rate securities arbitration claim	$—	$5.4	$—
Foreign currency transaction (losses) gains	(2.9)	(1.5)	2.3
Gain (loss) on investments and marketable securities	1.2	(0.1)	(1.9)
Other	(0.1)	0.2	1.2
TOTAL	$(1.8)	$4.0	$1.6

The gain on settlement of auction rate securities arbitration claim in fiscal 2011 related to auction rate securities that we held with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, we recorded an aggregate $13.9 million loss after determining that there were other than temporary declines in the value of these auction rate securities. In October 2010, as a result of the settlement of our arbitration claim, we received cash of $5.7 million in exchange for these auction rate securities and recognized a gain of $5.4 million.

Income Taxes. The benefit from income taxes in fiscal 2012, fiscal 2011 and fiscal 2010 offsets the Genie income tax expense included in “Income (loss) from discontinued operations.” The increase in benefit from income taxes in fiscal 2012 compared to fiscal 2011 was primarily due to the reversal of a portion of our valuation allowance of $36.9 million in fiscal 2012. The increase in benefit from income taxes in fiscal 2011 compared to fiscal 2010 was due to a $2.8 million reversal of a portion of our valuation allowance, a $3.5 million reversal of income tax expense in fiscal 2011 related to an expected income tax refund from Puerto Rico and a $2.0 million reversal of income tax expense in fiscal 2011 related to an IRS audit that was completed in August 2010.

In fiscal 2012, we determined that it was more likely than not that a portion of our deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. We based our determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in the current period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis includes financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on our projections, we expect that we will generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing our net operating loss carryover through this period. Accordingly, we concluded that a portion of our U.S. jurisdiction core business assets do not require a full valuation allowance.

We did not release any of the valuation allowances that relate to our IDT Spectrum business since it is not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations. We did not release any of the valuation allowances related to our foreign operations as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections.

Discontinued Operations, net of tax. Discontinued operations, net of tax in fiscal 2012 includes Genie’s net income of $1.0 million for the period from August 1, 2011 through October 28, 2011, the date that we completed the Genie Spin-Off. In addition, discontinued operations, net of tax in fiscal 2012 includes a gain of $2.0 million related to the sale of IDT Entertainment to Liberty Media in the first quarter of fiscal 2007. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration that we were eligible to receive for IDT Entertainment based upon any appreciation in its value over the five-year period that ended in August 2011, as well as certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Discontinued operations, net of tax, in fiscal 2011 included Genie’s net loss of $2.6 million in fiscal 2011. In addition, in July 2011, we recognized a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period related to the sale of IDT Entertainment to Liberty Media.

Discontinued operations, net of tax, in fiscal 2010 included Genie’s net income of $14.1 million in fiscal 2010 net of the net loss of CTM Holdings and subsidiaries of $0.2 million for the period from August 1, 2009 through September 14, 2009, the date that we completed the CTM Spin-Off, and costs of $0.2 million which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in fiscal 2012 compared to fiscal 2011 was primarily due to the deconsolidation of Genie on October 28, 2011. The increase in the net loss attributable to noncontrolling interests in fiscal 2011 compared to fiscal 2010 was primarily due to increases in the net losses of Genie subsidiaries and in the noncontrolling interests’ share of a portion of these net losses.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and short-term investments that we held as of July 31, 2012 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2013.

As of July 31, 2012, we had cash and cash equivalents of $151.5 million and a deficit in working capital (current liabilities in excess of current assets) of $12.7 million. As of July 31, 2012, we also had $6.4 million in investments in hedge funds, of which $0.1 million was included in “Investments-short term” and $6.3 million was included in “Investments-long-term” in our consolidated balance sheet.

As of July 31, 2012, we had aggregate restricted cash and cash equivalents of $22.1 million, of which $12.6 million was included in “Restricted cash and cash equivalents-short-term” and $9.5 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will increase significantly in fiscal 2013.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. We expect to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

(in millions) Year ended July 31,	2012	2011	2010
Cash flows provided by (used in)
Operating activities	$41.2	$56.4	$39.3
Investing activities	(3.1)	(12.9)	48.9
Financing activities	(125.6)	(32.6)	(19.8)
Effect of exchange rate changes on cash and cash equivalents	(2.4)	1.4	(0.5)
(Decrease) increase in cash and cash equivalents from continuing operations	(89.9)	12.3	67.9
Discontinued operations	(2.9)	10.2	29.5
(Decrease) increase in cash and cash equivalents	$(92.8)	$22.5	$97.4

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In fiscal 2012 and fiscal 2011, Fabrix received $8.0 million and $8.7 million, respectively, in cash from sales of software licenses and support services. In August 2012, Fabrix received $12.0 million in cash from additional sales of software licenses.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

We are subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2012, we had accrued an aggregate of $2.6 million related to certain of these audits. The following is a summary of the more significant audits:

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

•

In May 2011, we received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. Our reasonably possible liability for this assessment in excess of the amount accrued is a range from nil to $2.4 million.

At July 31, 2012, we have accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these taxes could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $10.8 million in fiscal 2012 compared to $13.3 million in fiscal 2011 and $8.2 million in fiscal 2010. The increase in fiscal 2011 compared to fiscal 2010 was primarily the result of our efforts to move components of our telecommunications network to a hosted facility and upgrading our internal systems and network. We are experiencing lower network operating costs as a result of this investment, and we expect to recoup this investment over the next few years through operational cost savings. We currently anticipate that total capital expenditures in fiscal 2013 will be in the $10.0 million to $12.5 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

In fiscal 2012, fiscal 2011 and fiscal 2010, we used cash of nil, $3.0 million and $0.4 million, respectively, for additional investments.

We received $3.2 million, $2.4 million and $2.8 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Restricted cash and cash equivalents increased $5.7 million in fiscal 2012, increased $5.0 million in fiscal 2011 and decreased $44.2 million in fiscal 2010. In fiscal 2012 and fiscal 2011, our restricted cash and cash equivalents were primarily collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. In fiscal 2010, our restricted cash and cash equivalents served as collateral for letters of credit to secure mortgage repayments, equipment financing and IDT Energy’s purchases of natural gas, electric capacity, energy and ancillary services. The decrease in restricted cash and cash equivalents in fiscal 2010 was mostly due to the decrease in collateral that we provided on behalf of IDT Energy as a result of IDT Energy’s Preferred Supplier Agreement as of June 2009 with BP Energy Company and BP Corporation North America, Inc.

In March and April 2012, IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in fiscal 2012.

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

Proceeds from insurance of $3.5 million and $0.5 million in fiscal 2011 and fiscal 2010, respectively, related to water damage in our building located at 520 Broad Street, Newark, New Jersey. We recorded a gain of $2.6 million from this insurance claim in fiscal 2011, which is included in “Other operating (losses) gains, net” in the accompanying consolidated statement of income.

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

We used cash of $5.5 million in fiscal 2011 to purchase certificates of deposit at various banks. We received cash of $3.5 million and $2.3 million in fiscal 2012 and fiscal 2011, respectively, from the maturity of certificates of deposit.

Financing Activities

In October 2011, prior to the Genie Spin-Off, we committed to fund Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. We funded Genie with $70.3 million at the time of the Genie Spin-Off so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash. On October 28, 2011, we completed the Genie Spin-Off, which was a pro rata distribution of the common stock of Genie to our stockholders of record as of the close of business on October 21, 2011. Genie was deconsolidated as of the date of the Genie Spin-Off. Cash and cash equivalents held by Genie and its subsidiaries of $92.4 million were deconsolidated as a result of the Genie Spin-Off. The difference between the $94.0 million in cash and cash equivalents that Genie held at the time of the Genie Spin-Off and the cash and cash equivalents of $92.4 million that was deconsolidated was $1.6 million held by MF Global for IDT Energy, which was reclassified to “Other current assets” and partially reserved due to MF Global’s bankruptcy filing. Subsequent to the Genie Spin-Off, in November and December 2011, we funded Genie with the final remaining $11.9 million.

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

In fiscal 2012, we paid aggregate cash dividends of $0.66 per share on our Class A common stock and Class B common stock, or $15.0 million in total. In fiscal 2011, we paid aggregate cash dividends of $0.67 per share on our common stock, Class A common stock and Class B common stock, or $15.2 million in total. On September 24, 2012, our Board of Directors declared a $0.15 per share dividend payable on or about October 16, 2012 to stockholders of record of our Class A common stock and Class B common stock as of the close of business on October 9, 2012. We anticipate continuing to pay quarterly dividends commensurate with our financial results, available resources and strategic goals.

We distributed cash of $1.6 million, $2.0 million and $1.9 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, to the noncontrolling interests in our subsidiaries.

On November 15, 2011, our subsidiary, Zedge, sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11%. On March 29, 2010, Zedge sold shares to Shaman II, L.P. for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

We received proceeds from the exercise of our stock options of $1.7 million and $0.1 million in fiscal 2011 and fiscal 2010, respectively. No options were exercised in fiscal 2012.

Repayments of capital lease obligations were $1.8 million, $4.8 million and $6.0 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. We also repaid $0.3 million, $4.6 million and $0.6 million of other borrowings in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. Repayment of borrowings of $4.6 million in fiscal 2011 included the $4.0 million paid in July 2011 in connection with the receipt of insurance proceeds for water damage to portions of the building and improvements at 520 Broad Street.

In June 2011, a Special Committee of our Board of Directors approved the purchase by us of 0.3 million shares of our Class B common stock from Howard Jonas at $24.83 per share, the closing price for the Class B common stock on June 20, 2011. We paid an aggregate of $7.5 million to purchase the shares.

In fiscal 2012, fiscal 2011 and fiscal 2010, we paid $0.2 million, $0.2 million and $0.1 million, respectively to repurchase shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, common stock, without regard to class. In fiscal 2012, we repurchased 0.3 million shares of Class B common stock for an aggregate purchase price of $2.6 million. There were no repurchases in fiscal 2011. In fiscal 2010, we repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. As of July 31, 2012, 5.1 million shares remained available for repurchase under the stock repurchase program.

Effective July 30, 2012, our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding will bear interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. IDT Telecom paid a closing fee of $25,000 and will pay a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $70.0 million. At July 31, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $6.3 million.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable decreased to $96.1 million at July 31, 2012 from $115.5 million at July 31, 2011 due to a $29.9 million decrease in IDT Telecom’s gross trade accounts receivable balance partially offset by a $10.5 million increase in Fabrix’s gross trade accounts receivable balance. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in fiscal 2012 that exceeded the amounts billed as well as the effect of exchange rate changes and write-offs of uncollectible accounts. The increase in Fabrix’s gross trade accounts receivable balance was due to sales of software licenses of $12.0 million in June 2012, which Fabrix collected in August 2012.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 13.6% at July 31, 2012 from 13.3% at July 31, 2011 as a result of the decline in the gross trade accounts receivable balance at IDT Telecom.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of calling cards and other prepaid products and from Fabrix’s sales of software licenses. Deferred revenue increased to $84.6 million at July 31, 2012 from $78.9 million at July 31, 2011 as a result of a $5.9 million increase in deferred revenues from sales of Fabrix’s software licenses to two cable television companies.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2012:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Operating leases	$8.8	$4.7	$2.7	$1.0	$0.4
Purchase commitments	1.6	1.6	—	—	—
Notes payable (including interest)	46.6	2.6	5.7	10.8	27.5
TOTAL CONTRACTUAL OBLIGATIONS	$57.0	$8.9	$8.4	$11.8	$27.9

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit(1)	$4.8	$1.9	$0.1	$2.8	$—

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

In connection with the Genie Spin-Off in October 2011, we and Genie entered into various agreements prior to the Genie Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the Genie Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Genie Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, we indemnify Genie and Genie indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, we indemnify Genie from all liability for taxes of ours with respect to any taxable period, and Genie indemnifies us from all liability for taxes of Genie and its subsidiaries with respect to any taxable period, including, without limitation, the ongoing tax audits related to Genie’s business.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 29%, 32% and 34% of our consolidated revenues from continuing operations in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in hedge funds for strategic and speculative purposes. As of July 31, 2012, the carrying value of such investments was $6.4 million. We liquidated most of our investment in hedge funds in recent years. The remaining balances are subject to time restrictions. We anticipate liquidating the remaining balances when the restrictions lapse. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our hedge fund investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of the registrant’s independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 57 and 58 and are incorporated herein by reference.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board and Chief Executive Officer

Marcelo Fischer—Senior Vice President—Finance

Samuel (Shmuel) Jonas—Chief Operating Officer

Bill Pereira—Chief Executive Officer and President of IDT Telecom

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Corporate Secretary

David Lando—Chief Technology Officer

Directors

Howard S. Jonas—Chairman of the Board and Chief Executive Officer of IDT Corporation

Bill Pereira—Chief Executive Officer and President of IDT Telecom

Lawrence E. Bathgate II—co-founder and partner at Bathgate, Wegener & Wolf, P.C. in Lakewood, New Jersey

Eric F. Cosentino—Rector of the Episcopal Church of the Divine Love in Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2012, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Principal Financial Officer certifying the quality of our public disclosure. In December 2011, our Chief Executive Officer submitted to the New York Stock Exchange a certificate certifying that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2012, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2012, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2012, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2012, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.07, 10.08 and 10.09 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Agreement, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.02(3)	Warrant to Purchase Common Stock, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.03(4)	Second Amended and Restated Employment Agreement, dated October 28, 2011, between the Registrant and Howard S. Jonas.

10.04(5)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(6)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.06(7)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.07(8)	Termination of the Amended and Restated Consulting Agreement, dated April 21, 2010, between the IDT Corporation, Credit Freedom Fighters, LLC and Stephen Brown.

10.08(9)	Employment Agreement, dated November 22, 2011, between IDT Corporation and Bill Pereira.

10.09(10)	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.10*	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

10.11(11)	Employment Agreement, dated October 28, 2011, between IDT Corporation and Liore Alroy

21.01*	Subsidiaries of the Registrant.

Exhibit Number	Description of Exhibits

23.01*	Consent of Grant Thornton LLP.

23.02(12)	Consent of Zwick and Banyai, PLLC

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01(12)	Significant subsidiary financial statements

* filed herewith.

  (1) Incorporated by reference to Form 8-K, filed April 5, 2011.

  (2) Incorporated by reference to Form 8-K, filed September 23, 2009.

  (3) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.

  (4) Incorporated by reference to Form 8-K, filed November 3, 2011.

  (5) Incorporated by reference to Schedule 14A, filed November 3, 2004.

  (6) Incorporated by reference to Schedule 14A, filed November 7, 2011.

  (7) Incorporated by reference to Form 8-K, filed November 9, 2007.

  (8) Incorporated by reference to Form 10-Q for fiscal quarter ended April 30, 2010 filed June 14, 2010.

  (9) Incorporated by reference to Form 8-K, filed November 29, 2011.

  (10) Incorporated by reference to Form 10-K/A for fiscal year ended July 31, 2009, filed March 25, 2010.

  (11) Incorporated by reference to Form 8-K, filed November 3, 2011.

  (12) Incorporated by reference to Form 10-K for fiscal year ended July 31, 2011, filed October 11, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board and Chief Executive Officer

Date:    October 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2012

/s/ Marcelo Fischer Marcelo Fischer	Senior Vice President—Finance (Principal Financial Officer)	October 15, 2012

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 15, 2012

/s/ Bill Pereira Bill Pereira	Director	October 15, 2012

/s/ Lawrence E. Bathgate II Lawrence E. Bathgate II	Director	October 15, 2012

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 15, 2012

/s/ Judah Schorr Judah Schorr	Director	October 15, 2012

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of IDT Corporation and subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Management has evaluated internal control over financial reporting of the Company using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012. Based on this assessment, we believe that the internal control over financial reporting of the Company is effective as of July 31, 2012. In connection with this assessment, there were no material weaknesses in the Company’s internal control over financial reporting identified by management.

The Company’s financial statements included in this Annual Report have been audited by Grant Thornton LLP, independent registered public accounting firm. Grant Thornton LLP has also provided an attestation report on the Company’s internal control over financial reporting.

/s/ Howard S. Jonas

Howard S. Jonas
Chairman and Chief Executive Officer

/s/ Marcelo Fischer

Marcelo Fischer
Senior Vice President—Finance (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited IDT Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, IDT Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of July 31, 2012, based on the criteria established in Internal Control–Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of IDT Corporation and subsidiaries as of July 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2012 and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

October 15, 2012

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 15, 2012 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

October 15, 2012

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$151,504	$220,426
Restricted cash and cash equivalents—short-term	12,636	4,128
Certificates of deposit	—	3,542
Trade accounts receivable, net of allowance for doubtful accounts of $13,055 and $15,375 at July 31, 2012 and 2011, respectively	83,054	100,146
Prepaid expenses	18,800	21,920
Investments—short-term	86	198
Deferred income tax assets, net—current portion	5,142	—
Other current assets	17,436	13,720
Assets of discontinued operations	—	63,140
TOTAL CURRENT ASSETS	288,658	427,220
Property, plant and equipment, net	85,567	90,471
Goodwill	14,614	15,012
Other intangibles, net	1,907	2,661
Investments—long-term	7,133	8,721
Restricted cash and cash equivalents—long-term	9,466	12,241
Deferred income tax assets, net—long-term portion	31,744	—
Other assets	12,025	11,840
TOTAL ASSETS	$451,114	$568,166
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$39,845	$40,802
Accrued expenses	161,266	166,617
Deferred revenue	84,588	78,852
Customer deposits	10,524	1,467
Income taxes payable	1,337	2,257
Capital lease obligations—current portion	—	1,701
Notes payable—current portion	560	611
Other current liabilities	3,245	3,287
Liabilities of discontinued operations	—	25,826
TOTAL CURRENT LIABILITIES	301,365	321,420
Notes payable—long-term portion	29,716	29,564
Income taxes payable—long-term portion	—	3,781
Other liabilities	17,308	9,611
TOTAL LIABILITIES	348,389	364,376
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2012 and 2011	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,112 and 23,586 shares issued and 21,342 and 21,109 shares outstanding at July 31, 2012 and 2011, respectively	241	236
Additional paid-in capital	395,869	520,732
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,770 and 2,477 shares of Class B common stock at July 31, 2012 and 2011, respectively	(97,757)	(94,941)
Accumulated other comprehensive income	202	3,027
Accumulated deficit	(196,358)	(219,992)
Total IDT Corporation stockholders’ equity	102,230	209,095
Noncontrolling interests:
Noncontrolling interests	495	(4,305)
Receivable for issuance of equity	—	(1,000)
Total noncontrolling interests	495	(5,305)
TOTAL EQUITY	102,725	203,790
TOTAL LIABILITIES AND EQUITY	$451,114	$568,166

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2012	2011	2010
REVENUES	$1,506,836	$1,351,916	$1,193,578
Direct cost of revenues (exclusive of depreciation and amortization)	1,269,479	1,119,665	967,191
GROSS PROFIT	237,357	232,251	226,387
OPERATING EXPENSES:
Selling, general and administrative (i)	207,843	204,078	194,775
Depreciation and amortization	16,648	20,952	33,341
Research and development	4,569	2,834	2,782
Severance and other charges	—	1,053	4,742
TOTAL OPERATING EXPENSES	229,060	228,917	235,640
Other operating (losses) gains, net	(10,540)	6,324	10,084
(Loss) income from operations	(2,243)	9,658	831
Interest expense, net	(2,976)	(3,706)	(4,540)
Other (expense) income, net	(1,767)	3,990	1,607
(Loss) income from continuing operations before income taxes	(6,986)	9,942	(2,102)
Benefit from income taxes	42,756	12,484	8,674
Income from continuing operations	35,770	22,426	6,572
Discontinued operations, net of tax:
Income (loss) from discontinued operations	1,015	(2,555)	13,930
Income (loss) on sale of discontinued operations	2,000	3,500	(229)
Total discontinued operations	3,015	945	13,701
NET INCOME	38,785	23,371	20,273
Net (income) loss attributable to noncontrolling interests	(137)	3,441	17
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$38,648	$26,812	$20,290
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$34,737	$21,683	$5,996
Income from discontinued operations	3,911	5,129	14,294
Net income	$38,648	$26,812	$20,290
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$1.68	$1.05	$0.29
Income from discontinued operations	0.19	0.25	0.70
Net income	$1.87	$1.30	$0.99
Weighted-average number of shares used in calculation of basic earnings per share	20,717	20,565	20,451
Diluted:
Income from continuing operations	$1.57	$0.96	$0.28
Income from discontinued operations	0.18	0.23	0.66
Net income	$1.75	$1.19	$0.94
Weighted-average number of shares used in calculation of diluted earnings per share	22,060	22,482	21,546
(i) Stock-based compensation included in selling, general and administrative expenses	$3,325	$4,081	$2,226

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2012	2011	2010
NET INCOME	$38,785	$23,371	$20,273
Other comprehensive (loss) income:
Change in unrealized gain (loss) on available-for-sale securities	4	127	(311)
Foreign currency translation adjustments	(2,272)	4,036	(1,513)
Other comprehensive (loss) income	(2,268)	4,163	(1,824)
COMPREHENSIVE INCOME	36,517	27,534	18,449
Comprehensive (income) loss attributable to noncontrolling interests	(256)	3,322	48
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$36,261	$30,856	$18,497

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders										Noncontrolling Interests
	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2009	9,241	$92	3,272	$33	22,913	$229	$720,804	$(293,901)	$953	$(251,916)	$3,148	$—	$179,442
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(89)	—	—	—	—	(89)
Repurchases of common stock and Class B common stock through repurchase program	—	—	—	—	—	—	—	(1,790)	—	—	—	—	(1,790)
Exercise of stock options, net of 7 shares issued from treasury	—	—	—	—	6	—	(64)	154	—	—	—	—	90
Stock-based compensation	—	—	—	—	—	—	2,541	—	—	—	—	—	2,541
Restricted stock issued to employees and directors	—	—	—	—	294	3	(3)	—	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	2,415	—	—	—	3,075	—	5,490
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,374)	—	(2,374)
CTM Spin-Off	—	—	—	—	—	—	(13,992)	—	(177)	—	(1,617)	—	(15,786)
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,793)	—	(31)	—	(1,824)
Net income for the year ended July 31, 2010	—	—	—	—	—	—	—	—	—	20,290	(17)	—	20,273
BALANCE AT JULY 31, 2010	9,241	92	3,272	33	23,213	232	711,701	(295,626)	(1,017)	(231,626)	2,184	—	185,973
Dividends declared ($0.67 per share)	—	—	—	—	—	—	—	—	—	(15,178)	—	—	(15,178)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(205)	—	—	—	—	(205)
Repurchases of Class B common stock from Howard S. Jonas	—	—	—	—	—	—	—	(7,499)	—	—	—	—	(7,499)
Exercise of stock options	—	—	—	—	86	1	1,827	(154)	—	—	—	—	1,674
Stock-based compensation	—	—	—	—	—	—	4,791	—	—	—	—	—	4,791
Restricted stock issued to employees and directors	—	—	—	—	287	3	(3)	—	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	11,200	—	—	—	(189)	(1,000)	10,011
Exchange of stock of subsidiaries	—	—	—	—	—	—	(333)	—	—	—	(968)	—	(1,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,010)	—	(2,010)
Exchange of Class B common stock from treasury shares for common stock	(9,241)	(92)	—	—	—	—	(208,451)	208,543	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	4,044	—	119	—	4,163
Net income for the year ended July 31, 2011	—	—	—	—	—	—	—	—	—	26,812	(3,441)	—	23,371
BALANCE AT JULY 31, 2011	—	—	3,272	33	23,586	236	520,732	(94,941)	3,027	(219,992)	(4,305)	(1,000)	203,790

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders										Noncontrolling Interests
	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared ($0.66 per share)	—	—	—	—	—	—	—	—	—	(15,014)	—	—	(15,014)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(210)	—	—	—	—	(210)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	—	—	(2,606)	—	—	—	—	(2,606)
Stock-based compensation	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Restricted stock issued to employees and directors	—	—	—	—	432	4	(4)	—	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	—	—	94	1	910	—	—	—	—	—	911
Sale of stock of subsidiary	—	—	—	—	—	—	(78)	—	—	—	211	—	133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,580)	—	(1,580)
Other	—	—	—	—	—	—	—	—	—	—	225	—	225
Genie Spin-Off	—	—	—	—	—	—	(129,296)	—	(438)	—	5,688	1,000	(123,046)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,387)	—	119	—	(2,268)
Net income for the year ended July 31, 2012	—	—	—	—	—	—	—	—	—	38,648	137	—	38,785
BALANCE AT JULY 31, 2012	—	$—	3,272	$33	24,112	$241	$395,869	$(97,757)	$202	$(196,358)	$495	$—	$102,725

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2012	2011	2010
OPERATING ACTIVITIES
Net income	$38,785	$23,371	$20,273
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	(3,015)	(945)	(13,701)
Depreciation and amortization	16,648	20,952	33,341
Severance and other payments	—	(2,978)	(2,457)
Deferred income taxes	(37,925)	(2,130)	(690)
Provision for doubtful accounts receivable	2,098	3,310	3,769
Gain on sale of wireless spectrum	(5,330)	—	—
Net realized gains from marketable securities	—	(5,379)	(336)
Gain on proceeds from insurance	—	(2,637)	—
Gain on sales of buildings	—	—	(675)
Interest in the equity of investments	(1,157)	57	1,865
Stock-based compensation	3,325	4,081	2,226
Change in assets and liabilities:
Trade accounts receivable	8,754	(25,017)	28,636
Prepaid expenses, other current assets and other assets	(2,105)	(1,784)	(10,293)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	9,947	38,657	(27,320)
Customer deposits	9,057	130	(200)
Income taxes payable	(4,701)	(1,430)	1,904
Deferred revenue	6,780	8,115	3,003
Net cash provided by operating activities	41,161	56,373	39,345
INVESTING ACTIVITIES
Capital expenditures	(10,830)	(13,300)	(8,163)
(Repayment) collection of notes receivable, net	—	(88)	130
Increase in investments	—	(3,015)	(400)
Proceeds from sales and redemptions of investments	3,169	2,446	2,762
(Increase) decrease in restricted cash and cash equivalents	(5,733)	(5,011)	44,165
Proceeds from sale of wireless spectrum	6,800	—	—
Proceeds from sales of buildings	—	100	5,270
Proceeds from insurance	—	3,524	500
Proceeds from marketable securities	—	5,731	4,618
Purchases of certificates of deposit	—	(5,503)	—
Proceeds from maturities of certificates of deposit	3,540	2,258	—
Net cash (used in) provided by investing activities	(3,054)	(12,858)	48,882
FINANCING ACTIVITIES
Cash of subsidiaries deconsolidated as a result of spin-offs	(104,243)	—	(9,775)
Dividends paid	(15,014)	(15,178)	—
Distributions to noncontrolling interests	(1,580)	(2,010)	(1,939)
Proceeds from sales of stock of subsidiary	133	—	290
Proceeds from exercise of stock options	—	1,674	90
Repayments of capital lease obligations	(1,781)	(4,821)	(5,955)
Repayments of borrowings	(332)	(4,602)	(622)
Repurchases of Class B common stock from Howard S. Jonas	—	(7,499)	—
Repurchases of common stock and Class B common stock	(2,816)	(205)	(1,879)
Net cash used in financing activities	(125,633)	(32,641)	(19,790)
DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(889)	5,476	17,788
Net cash (used in) provided by investing activities	(2,048)	(3,786)	6,815
Net cash provided by financing activities	—	8,472	4,929
Net cash (used in) provided by discontinued operations	(2,937)	10,162	29,532
Effect of exchange rate changes on cash and cash equivalents	(2,334)	1,512	(598)
Net (decrease) increase in cash and cash equivalents	(92,797)	22,548	97,371
Cash and cash equivalents (including discontinued operations) at beginning of year	244,301	221,753	124,382
Cash and cash equivalents (including discontinued operations) at end of year	151,504	244,301	221,753
Less cash and cash equivalents of discontinued operations at end of year	—	(23,875)	(13,142)
Cash and cash equivalents (excluding discontinued operations) at end of year	$151,504	$220,426	$208,611
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$3,621	$5,008	$4,822
Cash payments made for income taxes	$1,049	$4,235	$4,898
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Mortgage notes payable settled in connection with the sales of buildings	$—	$—	$8,837
Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of spin-offs	$18,803	$—	$6,011

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications industry. The Company has two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise the IDT Telecom division. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge Holdings, Inc. (“Zedge”), which owns and operates an on-line platform, including a popular Android app, that allows users to share and obtain content to personalize mobile phones and tablets, (2) Fabrix T.V., Ltd. (“Fabrix”), a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) Innovative Communications Technologies, Inc. (“ICTI”), which holds intellectual property primarily related to voice over Internet protocol (“VoIP”) technology and the licensing and other businesses related to this intellectual property, (5) the Company’s real estate holdings, and (6) other smaller businesses.

On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011 (the “Genie Spin-Off”) (see Note 2). Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. At July 31, 2012 and 2011, the Company had $6.1 million and $5.4 million, respectively, in investments accounted for using the equity method, and $1.1 million and $3.5 million, respectively, in investments accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. Equity and cost method investments are included in “Investments-short term” or “Investments-long-term” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	In the consolidated balance sheet, deposits of $1.8 million at July 31, 2011 previously included in “Other current assets” have been reclassified to “Other assets”;
•

In the consolidated balance sheet, income taxes payable of $3.8 million at July 31, 2011 previously included in “Income taxes payable” have been reclassified to “Income taxes payable-long-term portion”;

•	In the consolidated balance sheet, customer deposits of $1.5 million at July 31, 2011 previously included in “Trade accounts payable” have been reclassified to “Customer deposits”;
•

In the consolidated statements of cash flows, cash provided by (used in) customer deposits of $0.1 million and $(0.2) million in fiscal 2011 and fiscal 2010, respectively, previously included in “Trade accounts payable, accrued expenses, other current liabilities and other liabilities” has been reclassified to “Customer deposits”; and

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

Revenue Recognition

Traditional voice, VoIP and wholesale carrier telephony services, as well as international mobile top-up (“IMTU”), are recognized as revenue when services are provided, primarily based on usage and/or the assessment of monthly fees. Revenue derived from sales of calling cards, net of customer discounts, is deferred upon sale of the cards and is recognized as revenue when the cards are used and/or administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer. IMTU enables customers to purchase minutes for a prepaid mobile telephone in another country.

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

Revenue from Fabrix for software licenses and maintenance support is deferred and recognized on a straight-line basis over the period that the support is expected to be provided since sufficient vendor-specific objective evidence of fair value to allocate revenues to the various deliverables does not exist. Fabrix is the Company’s majority-owned venture that licenses a video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 1, 2011, the Company adopted the accounting standard update, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. The amendments in this update modified Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity considers whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. As required by this standard update, the Company performed an assessment of its reporting unit with a negative carrying amount upon adoption and determined that a goodwill impairment did not exist. As a result, the adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

On August 1, 2012, the Company adopted the accounting standard update to simplify how an entity tests goodwill for impairment. The amendments in the update allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The adoption of this standard update did not impact the Company’s financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities

The Company records derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company generally recorded changes in fair value in “Other (expense) income, net” in the consolidated statements of income.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2012, fiscal 2011 and fiscal 2010, advertising expense was $17.0 million, $13.7 million and $13.6 million, respectively.

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs are primarily incurred by Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2012, fiscal 2011 and fiscal 2010 was $5.8 million, $4.7 million and $7.8 million, respectively. Unamortized capitalized internal use software costs at July 31, 2012 and 2011 were $8.3 million and $7.6 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2012	2011	2010
Basic weighted-average number of shares	20,717	20,565	20,451
Effect of dilutive securities:
Stock options	—	5	1
Non-vested restricted common stock	—	499	528
Non-vested restricted Class B common stock	1,343	1,413	566
Diluted weighted-average number of shares	22,060	22,482	21,546

The following outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

Year ended July 31 (in thousands)	2012	2011	2010
Shares excluded from the calculation of diluted earnings per share	619	484	811

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects taxes from its customers that are remitted to governmental authorities in the normal course of its operations. These taxes, which are imposed on or are concurrent with specific revenue-producing transactions, include Universal Service Fund (“USF”) charges, sales, use, value added and certain excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records others on a net basis. USF charges in the amount of $1.1 million, $1.5 million and $2.2 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2012, fiscal 2011 or fiscal 2010. However, the Company’s five largest customers collectively accounted for 8.1%, 7.1% and 8.4% of its consolidated revenues from continuing operations in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 24.3% and 21.0% of the consolidated gross trade accounts receivable at July 31, 2012 and 2011, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale termi-

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nation and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale termination customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$15,375	$2,098	$(4,418)	$13,055
2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$12,458	$3,310	$(393)	$15,375
2010
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$15,579	$3,769	$(6,890)	$12,458

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and International Financial Reporting Standards (“IFRS”) about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The Company is required to adopt this standard update on August 1, 2013. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

In July 2012, an accounting standard update was issued to reduce the complexity of performing an impairment test for indefinite-lived intangible assets by simplifying how an entity tests those assets for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendments in the update permit an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. Prior to the adoption of this update, an entity is required to test indefinite-lived intangible assets for impairment, on at least an annual basis, by comparing the fair value of the asset with its carrying amount. The Company is required to adopt this standard update on August 1, 2013. The adoption of this standard update will not impact the Company’s financial position, results of operations or cash flows.

Note 2—Discontinued Operations

Genie Energy Ltd.

On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd., to the Company’s stockholders of record as of the close of business on October 21, 2011. At the time of the Genie Spin-Off, Genie owned 99.3% of Genie Energy International Corporation, which owned 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. As of October 28, 2011, each of the Company’s stockholders received one share of Genie Class A common stock for every share of the Company’s Class A common stock and one share of Genie Class B common stock for every share of the Company’s Class B common stock held of record as of the close of business on October 21, 2011. Genie and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

In October 2011, prior to the Genie Spin-Off, the Company committed to fund Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash. The Company funded Genie with $70.3 million at the time of the Genie Spin-Off so that Genie held $94.0 million in cash and cash equivalents and $0.1 million in restricted cash. Subsequent to the Genie Spin-Off, in November and December 2011, the Company funded Genie with the final remaining $11.9 million.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company was eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011, however, the Company may have been required to pay Liberty Media up to $3.5 million if the value of IDT Entertainment did not exceed a certain amount by August 2011. In July 2011, the Company revised its estimate for this

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment. Included in “Income on sale of discontinued operations” in the accompanying consolidated statement of income in fiscal 2011 was a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period. In September 2011, the Company and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration and certain other disputes and claims. Liberty Media paid the Company $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in the accompanying consolidated statement of income.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net loss of Genie and subsidiaries and CTM Holdings and subsidiaries, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2012	2011	2010
REVENUES:
Genie and subsidiaries	$45,796	$203,561	$201,358
CTM Holdings and subsidiaries	—	—	4,045
TOTAL	$45,796	$203,561	$205,403
INCOME BEFORE INCOME TAXES:
Genie and subsidiaries	$2,609	$4,390	$28,030
CTM Holdings and subsidiaries	—	—	54
TOTAL	$2,609	$4,390	$28,084
NET INCOME (LOSS):
Genie and subsidiaries	$1,015	$(2,555)	$14,081
CTM Holdings and subsidiaries	—	—	(151)
TOTAL	$1,015	$(2,555)	$13,930

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The assets and liabilities of Genie and subsidiaries at July 31, 2011 included in discontinued operations consist of the following:

(in thousands)
ASSETS
Cash and cash equivalents	$23,875
Restricted cash and cash equivalents	163
Trade accounts receivable, net	26,124
Prepaid expenses	2,158
Deferred income tax assets, net—current portion	1,019
Other current assets	3,001
Property, plant and equipment, net	335
Goodwill	3,663
Deferred income tax assets, net—long-term portion	1,795
Other assets	1,007
ASSETS OF DISCONTINUED OPERATIONS	$63,140
LIABILITIES
Trade accounts payable	$16,537
Accrued expenses	7,475
Income taxes payable	1,663
Other current liabilities	91
Other liabilities	60
LIABILITIES OF DISCONTINUED OPERATIONS	$25,826

IDT Carmel

On January 30, 2009, IDT Carmel, Inc., IDT Carmel Portfolio Management LLC, and FFPM Carmel Holdings I LLC (all of which were subsidiaries of the Company) (collectively “IDT Carmel”) and Sherman Originator III LLC consummated the sale, pursuant to a Purchase and Sale Contract, of substantially all of IDT Carmel Portfolio Management LLC’s debt portfolios with an aggregate face value of $951.6 million for cash of $18.0 million. The Company exited the debt collection business in April 2009. Included in “Loss on sale of discontinued operations” in fiscal 2010 were costs of $0.2 million which arose from and were directly related to the operations of IDT Carmel prior to its disposal.

Note 3—Fair Value Measurements

At July 31, 2012, the Company did not have any assets or liabilities measured at fair value on a recurring basis. At July 31, 2012 and 2011, the Company had $6.4 million and $5.7 million, respectively, in investments in hedge funds, of which $0.1 million and $0.2 million, respectively, were included in “Investments—short term” and $6.3 million and $5.5 million, respectively, were included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

In fiscal 2011 and fiscal 2010, the Company’s marketable securities included auction rate securities for which the underlying asset was preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were classified as Level 3.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, for the year ended July 31, 2011, the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)
Balance, beginning of year	$218
Total gains (losses) (realized or unrealized):
Included in earnings in “Other (expense) income, net”	5,379
Included in other comprehensive (loss) income	131
Purchases, sales, issuances and settlements:
Sales	(5,728)
Transfers in (out) of Level 3	—
Balance, end of year	$—
The amount of total gains or losses for the year included in earnings in “Other (expense) income, net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year	$—

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, certificates of deposit, investments—short-term, other current assets, customer deposits, notes payable—current portion and other current liabilities. At July 31, 2012 and 2011, the carrying amounts approximate fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and certificates of deposit, investments—short-term, other current assets, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At July 31, 2012 and 2011, the fair value of restricted cash and cash equivalents—long-term was estimated based on the anticipated cash flows once the restrictions are removed, which approximates carrying value, and was classified as Level 2 of the fair value hierarchy.

Other liabilities. At July 31, 2012 and 2011, the carrying value of other liabilities approximates fair value. The fair value of other liabilities was estimated based on the Company’s assumptions, and were classified as Level 3 of the fair value hierarchy.

It is not practicable to estimate the fair value of the Company’s notes payable—long-term portion at July 31, 2012 and 2011 without incurring excessive cost. See Note 7 for the carrying amount, effective interest rate and maturity date of the Notes payable—long-term portion.

The Company’s investments-long-term at July 31, 2012 and 2011 included investments in the equity of certain privately held entities that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.1 million and $3.5 million at July 31, 2012 and 2011, respectively, which the Company believes was not impaired.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2012	2011
Equipment	$431,709	$434,929
Land and buildings	55,397	55,727
Computer software	96,750	92,636
Leasehold improvements	45,109	45,118
Furniture and fixtures	6,404	6,524
	635,369	634,934
Less accumulated depreciation and amortization	(549,802)	(544,463)
Property, plant and equipment, net	$85,567	$90,471

At July 31, 2012, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey was $43.3 million and the mortgage payable balance was $22.9 million. At April 30, 2012 and 2011, the Company evaluated the recoverability of the land, building and improvements at 520 Broad Street and determined that the carrying value was recoverable. The Company is considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material. In fiscal 2011 and fiscal 2010, the Company received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of the building and improvements at 520 Broad Street (see Note 7). The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In fiscal 2011, the Company recorded a gain of $2.6 million from this insurance claim which is included in “Other operating (losses) gains, net” in the accompanying consolidated statement of income.

On October 23, 2009, the Company sold its land and building in San Juan, Puerto Rico that was used for the Company’s domestic call center operations. The sales price was cash of $7.4 million. The proceeds from the sale after payment of the mortgage debt secured by the property and transaction expenses were $0.8 million. The Company recorded a nominal loss on the sale in fiscal 2010.

On July 28, 2010, the Company sold land and a building in Piscataway, New Jersey for cash of $3.1 million. The Company was required to use $2.7 million of the proceeds to repay a portion of the mortgage payable secured by the property (see Note 7). The Company recorded a gain of $0.7 million on the sale in fiscal 2010, which is included in “Other operating (losses) gains, net” in the accompanying consolidated statement of income.

At July 31, 2012, there was no property, plant and equipment under capital leases. At July 31, 2011, property, plant and equipment under capital leases and the accumulated depreciation related to these assets was $25.1 million and $25.1 million, respectively. Depreciation of property, plant and equipment under capital leases was included in depreciation and amortization expense in the accompanying consolidated statements of income.

Depreciation and amortization expense of property, plant and equipment was $15.9 million, $20.1 million and $30.6 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2010 to July 31, 2012:

(in thousands)	Telecom Platform Services	All Other	Total
Balance as of July 31, 2010	$11,559	$3,207	$14,766
Foreign currency translation adjustments	246	—	246
Balance as of July 31, 2011	11,805	3,207	15,012
Foreign currency translation adjustments	(398)	—	(398)
Balance as of July 31, 2012	$11,407	$3,207	$14,614

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2012
Amortized intangible assets:
Trademarks and patents	5.0 years	$2,026	$(1,386)	$640
Customer lists	7.1 years	3,154	(1,887)	1,267
TOTAL	6.2 years	$5,180	$(3,273)	$1,907
July 31, 2011
Amortized intangible assets:
Trademarks and patents	5.0 years	$2,026	$(1,052)	$974
Customer lists	7.2 years	3,154	(1,522)	1,632
Other	3.0 years	183	(128)	55
TOTAL	6.2 years	$5,363	$(2,702)	$2,661

Amortization expense of intangible assets was $0.7 million, $0.9 million and $2.7 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.6 million, $0.5 million, $0.2 million, $0.1 million and $0.1 million in fiscal 2013, fiscal 2014, fiscal 2015, fiscal 2016 and fiscal 2017, respectively.

Note 6—Other Operating (Losses) Gains, Net

The following table summarizes the other operating (losses) gains, net by business segment:

Year ended July 31 (in thousands)	2012	2011	2010
Telecom Platform Services—estimated losses from pending litigation (a)	$(6,468)	$—	$—
Telecom Platform Services—(loss) gain on settlement of litigation (b)	(11,252)	—	10,000
Telecom Platform Services—gain on settlement of claims (c)	1,750	—	418
Telecom Platform Services—gain on termination of agreement (d)	—	14,375	—
Telecom Platform Services—loss from alleged patent infringement (e)	—	(10,828)	—
Corporate—other	100	(500)	—
All Other—gain on sale of wireless spectrum (f)	5,330	—	—
All Other—gain on insurance claim (g)	—	2,637	—
All Other—gain on settlement of IDT Global Israel claims (h)	—	—	485
All Other—gain on sale of land and building (i)	—	—	681
All Other—gain (loss) on settlement of other claims	—	640	(1,500)
TOTAL	$(10,540)	$6,324	$10,084

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telecom Platform Services

(a)	In fiscal 2012, the Company recorded an aggregate of $6.5 million for estimated losses from pending litigation (see Note 13).

(b)	On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to an alleged breach of a wholesale supply agreement (see Note 13). In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. In addition, in fiscal 2012, the Company recorded a $0.2 million loss on the settlement of an unrelated claim.

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

(c)	On January 17, 2012, the Company received $1.8 million from Broadstripe, LLC in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(d)	In connection with CSC Holdings, LLC’s (“Cablevision”) acquisition of Bresnan Broadband Holdings, LLC (“Bresnan”), Bresnan exercised its option to terminate the services being provided by the Company to Bresnan under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid $14.4 million to the Company to terminate the Agreement.

(e)	On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by the Company of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal (see Note 13). The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. The Company incurred legal fees of $0.7 million in connection with this matter. The Company does not expect that this decision will have a material impact on its future business operations.

All Other

(f)	In March and April 2012, the Company’s subsidiary IDT Spectrum closed on the sale of eight spectrum licenses covering metropolitan areas from its nationwide portfolio. The Company received cash of $6.8 million in exchange for the licenses and recorded a gain of $5.3 million on the sale in fiscal 2012.

(g)	In fiscal 2011 and fiscal 2010, the Company received proceeds from insurance of $3.5 million and $0.5 million, respectively, related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In fiscal 2011, the Company recorded a gain of $2.6 million from this insurance claim.

(h)	In fiscal 2008 and fiscal 2009, the Company disposed of 100% of the issued and outstanding shares of IDT Global Israel, Ltd. in transactions with the former Chief Executive Officer of IDT Global Israel. In March 2010, the Company settled various claims related to IDT Global Israel, Ltd. and recorded a gain of $0.5 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i)	In July 2010, the Company sold land and a building in Piscataway, New Jersey for cash of $3.1 million and recorded a gain of $0.7 million on the sale.

Note 7—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2012	2011
$11.0 million secured term loan due September 2015(a)	$7,121	$7,348
$26.9 million secured term loan due April 2020(b)	22,876	22,443
$1.2 million note due June 2012(c)	279	384
Total notes payable	30,276	30,175
Less current portion	(560)	(611)
Notes payable—long term portion	$29,716	$29,564

The estimated future principal payments for the notes payable as of July 31, 2012 are as follows:

(in thousands)
Year ending July 31:
2013	$560
2014	421
2015	451
2016	6,550
2017	216
Thereafter	22,078
Total notes payable	$30,276

(a)	On August 26, 2005, the Company entered into an $11.0 million term loan payable over 10 years to finance the cost of land and two buildings in Piscataway, New Jersey used by IDT Telecom. The loan bears interest at the rate of 5.6% per annum and is payable in monthly installments consisting of principal and interest of $0.1 million that commenced on October 1, 2005, with the last installment of $9.2 million payable on September 1, 2015. The loan was secured by a mortgage on the two properties. On July 28, 2010, in connection with the sale of one of the buildings and the underlying land for cash of $3.1 million, the Company and the note holder entered into a mortgage modification agreement which included the following: (1) the Company was required to use $2.7 million of the proceeds to repay a portion of the loan payable secured by the property and (2) the last installment was reduced to $6.4 million payable on September 1, 2015. There was no change to the interest rate as a result of the modification agreement.

(b)

On February 7, 2008, the Company completed the purchase of its headquarters office building at 520 Broad Street in Newark, New Jersey in exchange for $24.8 million in cash and the assumption of the remainder of the existing mortgage on the building in the amount of $26.9 million. The mortgage secures a promissory note that bears interest at the rate of 8.9% per annum. The maturity date of the note is April 1, 2020. Effective April 1, 2009, the Company and the note holder entered into a mortgage loan modification agreement pursuant to which the note was modified as follows: (1) during the period from April 1, 2009 through March 31, 2013 (the “Modification Period”), the note will continue to incur interest at the rate of 8.9% per annum, however the Company will only pay interest at the rate of 6.9% per annum, (2) the Company will not pay any monthly principal payments during the Modification Period, (3) the interest of 2.0% per annum that is accruing but is not payable during the Modification

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Period will be added to the principal balance (an aggregate of $2.1 million), although this deferred interest will not accrue interest during the Modification Period, (4) monthly payments of principal and interest of $0.2 million will commence at the end of the Modification Period, (5) the maturity date of the note remains April 1, 2020, and (6) a final balloon payment of $25.5 million will be due on the maturity date. In July 2011, the Company made a principal payment of $4.0 million in connection with the receipt of insurance proceeds for water damage to portions of the building and improvements at 520 Broad Street (see Note 4). As a result of the payment, (1) the interest to be added to the principal balance during the Modification Period was reduced to an aggregate of $1.9 million and (2) the final balloon payment on the maturity date was reduced to $21.7 million.

(c)	On June 24, 2009, the Company issued a promissory note in the principal amount of $1.2 million in connection with the acquisition of the 49% interest in Union Telecard Alliance, LLC that it did not own. The note bears interest at 0.76% per annum. The principal and interest are payable in thirty six equal, monthly installments beginning on July 24, 2009 with the last payment on June 24, 2012. The Company has not made any payments since November 2011 due to disputes with the seller.

Revolving Credit Agreement

Effective July 30, 2012, the Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding will bear interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. IDT Telecom paid a closing fee of $25,000 and will pay a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $70.0 million. At July 31, 2012, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $6.3 million.

Note 8—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2012	2011	2010
Gain on settlement of auction rate securities arbitration claim	$—	$5,379	$—
Foreign currency transaction (losses) gains	(2,859)	(1,510)	2,336
Gain (loss) on investments and marketable securities	1,172	(60)	(1,854)
Structured note embedded derivative	—	—	286
Gain on sales of buildings and other assets	197	22	289
Other	(277)	159	550
TOTAL	$(1,767)	$3,990	$1,607

The gain on settlement of auction rate securities arbitration claim in fiscal 2011 related to auction rate securities that the Company held with an original cost of $14.3 million. In fiscal 2009 and fiscal 2008, the Company recorded an aggregate $13.9 million loss after determining that there were other than temporary declines

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in the value of these auction rate securities. In October 2010, as a result of the settlement of its arbitration claim, the Company received cash of $5.7 million in exchange for these auction rate securities and recognized a gain of $5.4 million.

One of the Company’s marketable securities in fiscal 2010 was a structured note that contained an embedded derivative feature. The structured note had a par value of $5.0 million and matured in November 2009.

Note 9—Income Taxes

The components of (loss) income from continuing operations before income taxes are as follows:

Year ended July 31 (in thousands)	2012	2011	2010
Domestic	$14,435	$28,417	$11,354
Foreign	(21,421)	(18,475)	(13,456)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$(6,986)	$9,942	$(2,102)

Significant components of the Company’s deferred income tax assets and deferred income tax liabilities consist of the following:

July 31 (in thousands)	2012	2011
Deferred income tax assets:
Bad debt reserve	$2,751	$3,893
Accrued expenses	17,666	15,478
Exercise of stock options and lapsing of restrictions on restricted stock	1,342	1,814
Charitable contributions	7,266	12,397
Impairment	25,671	27,552
Depreciation	409	3,900
Unrealized gain	1,102	—
Net operating loss	183,061	142,376
Credits	2,595	2,300
Total deferred income tax assets	241,863	209,710
Deferred income tax liabilities:
Unrealized loss	—	(3,041)
Valuation allowance	(204,977)	(206,669)
DEFERRED INCOME TAX ASSETS, NET	$36,886	$—

The benefit from income taxes consists of the following:

Year ended July 31 (in thousands)	2012	2011	2010
Current:
Federal	$1,632	$4,073	$10,059
State and local	2,497	2,413	(716)
Foreign	1,741	3,184	(669)
	5,870	9,670	8,674
Deferred:
Federal	36,166	2,137	—
State and local	764	677	—
Foreign	(44)	—	—
	36,886	2,814	—
BENEFIT FROM INCOME TAXES	$42,756	$12,484	$8,674

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from income taxes in fiscal 2012 was primarily due to the $36.9 million reversal of a portion of the Company’s valuation allowance. In fiscal 2012, the Company determined that it was more likely than not that a portion of its deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. The Company based its determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in the current period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis includes financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on its projections, the Company expects that it will generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing its net operating loss carryover through this period. Accordingly, the Company concluded that a portion of its U.S. jurisdiction core business assets do not require a full valuation allowance.

The Company did not release any of the valuation allowances that relate to its IDT Spectrum business since it is not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations (see below). The Company did not release any of the valuation allowances related to its foreign operations as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections.

In February 2011, the Company liquidated its Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. The Company expects to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010. The Company reversed $3.5 million of income tax expense in April 2011 as a result of this expected income tax refund. In addition, in the first quarter of fiscal 2011, the Company reversed $2.0 million of income tax expense related to an IRS audit that was completed in August 2010.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2012	2011	2010
U.S. federal income tax at statutory rate	$2,445	$(3,480)	$736
Valuation allowance	43,637	17,328	14,411
Foreign tax rate differential	(5,800)	(3,282)	(5,379)
Nondeductible expenses	(26)	(40)	(44)
Other	—	49	(399)
Prior year tax benefit	2,500	2,000	(400)
State and local income tax, net of federal benefit	—	(91)	(251)
BENEFIT FROM INCOME TAXES	$42,756	$12,484	$8,674

At July 31, 2012, the Company had federal and state net operating loss carryforwards of approximately $183 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2013, with fiscal 2009’s loss expiring in fiscal 2030. The Company has foreign net operating losses of approximately $140 million, which are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, Net2Phone, which provides VoIP communications services, has additional net operating losses of approximately $98 million which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The Company also has $124 million of net operating losses in IDT Spectrum which is not consolidated for tax purposes and files separate returns.

In fiscal 2010, the Company wrote-off its deferred tax liability for the gain on sales of subsidiary stock that was primarily related to Net2Phone’s initial public offering of its common stock in August 1999 and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net2Phone’s follow-on offering in December 1999 after the Company completed the integration of Net2Phone’s operations with IDT Telecom. As a result, in fiscal 2010, the Company increased its valuation allowance for deferred tax assets.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $355 million at July 31, 2012. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2012
Reserves deducted from deferred income taxes, net:
Valuation allowance	$206,669	$41,925	$(43,617)	$204,977
2011
Reserves deducted from deferred income taxes, net:
Valuation allowance	$248,345	$—	$(41,676)	$206,669
2010
Reserves deducted from deferred income taxes, net:
Valuation allowance	$192,729	$55,616	$—	$248,345

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2012	2011	2010
Balance at beginning of year	$3,754	$1,754	$1,754
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	2,000	—
Reductions for tax positions of prior years	—	—	—
Settlements	(3,754)	—	—
Lapses of statutes of limitations	—	—	—
Balance at end of year	$—	$3,754	$1,754

All of the unrecognized income tax benefits at July 31, 2011 would have affected the Company’s effective income tax rate if recognized. Settlements of $3.8 million in fiscal 2012 were primarily due to an agreement on certain state tax positions and the related payment of the taxes due, as well as the settlement of a foreign audit.

In fiscal 2012, fiscal 2011 and fiscal 2010, the Company recorded interest on income taxes of nil, $0.1 million and $0.1 million, respectively. As of July 31, 2012 and 2011, accrued interest included in current income taxes payable was nil and $0.2 million, respectively.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2009 to fiscal 2012, state and local tax returns generally for fiscal 2008 to fiscal 2012 and foreign tax returns generally for fiscal 2008 to fiscal 2012.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Equity

Class A Common Stock and Class B Common Stock

The rights of holders of Class A common stock and Class B common stock are identical except for certain voting and conversion rights and restrictions on transferability. The holders of Class A common stock and Class B common stock receive identical dividends per share when and if declared by the Company’s Board of Directors. In addition, the holders of Class A common stock and Class B common stock have identical and equal priority rights per share in liquidation. The Class A common stock and Class B common stock do not have any other contractual participation rights. The holders of Class A common stock are entitled to three votes per share and the holders of Class B common stock are entitled to one-tenth of a vote per share. Each share of Class A common stock may be converted into one share of Class B common stock, at any time, at the option of the holder. Shares of Class A common stock are subject to certain limitations on transferability that do not apply to shares of Class B common stock.

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

Dividend Payments

On November 23, 2010, the Company paid a cash dividend of $0.22 per share for the first quarter of fiscal 2011 to stockholders of record at the close of business on November 15, 2010 of the Company’s common stock, Class A common stock and Class B common stock. On December 28, 2010, the Company paid a cash dividend of $0.22 per share for the second quarter of fiscal 2011 to stockholders of record at the close of business on December 16, 2010 of the Company’s common stock, Class A common stock and Class B common stock. On July 12, 2011, the Company paid a cash dividend of $0.23 per share for the third quarter of fiscal 2011 to stockholders of record at the close of business on July 1, 2011 of the Company’s Class A common stock and Class B common stock. The aggregate dividends paid in fiscal 2011 were $15.2 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 12, 2011, the Company paid a cash dividend of $0.23 per share for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of the Company’s Class A common stock and Class B common stock. On January 5, 2012, the Company paid a cash dividend of $0.13 per share for the first quarter of fiscal 2012 to stockholders of record at the close of business on December 22, 2011 of the Company’s Class A common stock and Class B common stock. On April 3, 2012, the Company paid a cash dividend of $0.15 per share for the second quarter of fiscal 2012 to stockholders of record at the close of business on March 26, 2012 of the Company’s Class A common stock and Class B common stock. On June 26, 2012, the Company paid a cash dividend of $0.15 per share for the third quarter of fiscal 2012 to stockholders of record at the close of business on June 18, 2012 of the Company’s Class A common stock and Class B common stock. The aggregate dividends paid in fiscal 2012 were $15.0 million.

On September 24, 2012, the Company’s Board of Directors declared a $0.15 per share dividend payable on or about October 16, 2012 to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on October 9, 2012.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In fiscal 2012, the Company repurchased 0.3 million shares of Class B common stock for an aggregate purchase price of $2.6 million. There were no repurchases in fiscal 2011. In fiscal 2010, the Company repurchased 0.2 million shares of Class B common stock and 0.5 million shares of common stock for an aggregate purchase price of $1.8 million. As of July 31, 2012, 5.1 million shares remained available for repurchase under the stock repurchase program.

In June 2011, a Special Committee of the Company’s Board of Directors approved the purchase by the Company of 0.3 million shares of the Company’s Class B common stock from Howard Jonas at $24.83 per share, the closing price for the Class B common stock on June 20, 2011. The Company paid an aggregate of $7.5 million to purchase the shares.

Sales of Stock of Subsidiaries

On November 15, 2011, the Company’s subsidiary, Zedge sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11%. On March 29, 2010, Zedge sold shares to Shaman II, L.P. for cash of $0.3 million, which increased Shaman II, L.P.’s ownership interest in Zedge from 10% to 11%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

In November 2010, a subsidiary of Genie sold a 5.0% equity interest for $10.0 million paid in cash. Also in November 2010, the same subsidiary of Genie sold a 0.5% equity interest for $1.0 million paid with a promissory note, which was classified as “Noncontrolling interests: receivable for issuance of equity” in the accompanying consolidated balance sheet.

In April 2010, a subsidiary of Genie sold aggregate minority interests of 2.7% and an option to purchase additional shares for an aggregate of $5.4 million.

Note 11—Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 2005 Stock Option and Incentive Plan, as amended and restated, is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2005 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. In connection with the reclassification and exchange offer, in April 2011, 1.0 million shares of common stock reserved for award under the 2005 Stock Option and Incentive Plan and 0.1 million shares of common stock available for future grants were reclassified into 1.0 million shares of Class B common stock reserved for award and 0.1 million shares of Class B common stock available for future grants. In December 2011, the Company’s stockholders approved an amendment to the 2005 Stock Option

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards by an additional 1.1 million shares. At July 31, 2012, the Company had 5.3 million shares of Class B common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.6 million shares were available for future grants.

No income tax benefits were recognized in the consolidated statements of income for stock-based compensation arrangements during fiscal 2012, fiscal 2011 or fiscal 2010. The Company did not recognize the tax benefits resulting from tax deductions in excess of the compensation cost recognized from its stock-based compensation because the related deferred tax benefit was fully reserved for due to the uncertainty of future taxable income.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in fiscal 2011 or fiscal 2010. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31	2012
ASSUMPTIONS
Average risk-free interest rate	1.46%
Expected dividend yield	4.6%
Expected volatility	66.8%
Expected term	6.6 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2011	469	$33.20
Granted	263	13.42
Exercised	—	—
Cancelled / Forfeited	(28)	20.84
OUTSTANDING AT JULY 31, 2012	704	$16.63	8.1	$—
EXERCISABLE AT JULY 31, 2012	469	$18.62	6.0	$—

The weighted-average grant date fair value of options granted by the Company during fiscal 2012 was $4.97. The total intrinsic value of options exercised during fiscal 2011 and fiscal 2010 was $0.4 million and $0.1 million, respectively. As of July 31, 2012, there was $1.2 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.7 years.

On March 26, 2012, the Compensation Committee of the Company’s Board of Directors approved an extension of the expiration dates of all outstanding stock options held by current employees and consultants of the Company. The expiration date of every stock option was extended for three years from the prior scheduled expiration date. The Compensation Committee also approved the issuance of new options in replacement of certain stock options that had recently expired, setting the expiration date of the newly issued stock options three years from the date of the new grant. All newly issued options were fully vested and the exercise prices

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were unchanged. This extension or replacement applied to options to purchase an aggregate of 0.6 million shares of the Company’s Class B common stock. The Company recorded stock-based compensation expense of $0.3 million in March 2012 for the modification or issuance of the options based on the estimated fair values on March 26, 2012.

On November 22, 2011, there were fully vested outstanding options to purchase 0.5 million shares of the Company’s Class B common stock, with various exercise prices and expiration dates. The exercise prices of all of such options were above the market price for the Company’s Class B common stock on such date. On November 22, 2011, in connection with the Genie Spin-Off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 43.8% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the Genie Spin-Off. Further, each option holder shared ratably in a pool of options to purchase 50,000 shares of Genie Class B common stock, meaning that each option holder received an option to purchase one-tenth of a share of Genie Class B common stock for each option to purchase one share of the Company’s Class B common stock held as of the Genie Spin-Off. The Company accounted for the November 2011 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Genie as a modification. The Company determined that there was no incremental value from the modification, therefore, the Company was not required to record a stock-based compensation charge.

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

In May 2011, the Company granted ICTI’s chief executive officer an option to purchase shares of ICTI’s common stock representing 5.0% of ICTI’s outstanding equity. The option vests monthly over a four-year period beginning in May 2011 and ending in April 2015. The estimated value of the option was $0.2 million which the Company is recognizing using the straight-line method over the vesting period. The fair value of the option was estimated using a Black-Scholes valuation model and the following assumptions: (1) expected volatility of 49% based on the historical volatility of a comparable company and other factors, (2) a discount rate of 2.2% and (3) expected term of four years. The fair value of the underlying ICTI shares was determined using the income approach.

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

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2011	2,372	$6.77
Granted	455	10.43
Vested	(699)	8.14
Forfeited	—	—
NON-VESTED SHARES AT JULY 31, 2012	2,128	$7.21

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2012, there was $9.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.2 years. The total grant date fair value of shares vested in fiscal 2012, fiscal 2011 and fiscal 2010 was $5.7 million, $1.6 million and $2.0 million, respectively.

ICTI Stock

On September 24, 2012, the Company’s Board of Directors approved a grant of 10% of the equity of ICTI to Howard Jonas. These ICTI shares vested immediately. The Company expects to record stock-based compensation expense of $1.2 million in the first quarter of fiscal 2013 for the grant of these shares. On March 15, 2011, ICTI granted shares of its common stock to two employees of the Company representing 5.5% of ICTI’s outstanding equity. These ICTI shares vested immediately. In fiscal 2011, ICTI recorded stock-based compensation expense of $0.7 million for the grant of these shares. The fair value of the ICTI shares was determined using the income approach.

Note 12—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2009	$180	$773	$953
CTM Spin-Off	—	(177)	(177)
Other comprehensive loss attributable to IDT Corporation	(311)	(1,482)	(1,793)
Balance at July 31, 2010	(131)	(886)	(1,017)
Other comprehensive income attributable to IDT Corporation	127	3,917	4,044
Balance at July 31, 2011	(4)	3,031	3,027
Genie Spin-Off	—	(438)	(438)
Other comprehensive loss attributable to IDT Corporation	4	(2,391)	(2,387)
BALANCE AT JULY 31, 2012	$—	$202	$202

Note 13—Legal Proceedings

On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to a complaint filed by T-Mobile on May 15, 2009, against the Company in the Superior Court of the State of Washington, King County. T-Mobile alleged that the Company breached a wholesale supply agreement entered into between T-Mobile and the Company in February 2005, as amended, by failing to purchase at least $75 million in services from T-Mobile. T-Mobile sought approximately $55 million for alleged damages and interest. In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter. The Company recorded a loss of $11.0 million in fiscal 2012 for this settlement, which is included in “Other operating (losses) gains, net” in the accompanying consolidated statement of income. On June 4, 2012, the parties executed a formal settlement agreement containing standard mutual releases and covenants not to sue, and on June 6, 2012, the parties filed a stipulation of dismissal of the complaint with the Court.

On August 5, 2011, the Administrative Court in Gothenburg, Sweden rejected the Company’s appeal and upheld the Swedish Tax Agency’s imposition of a value added tax (“VAT”) assessment including penalties and interest of approximately SEK 147 million ($21.6 million at July 31, 2012) for the period from January 2004 through June 2008. The Company had appealed this decision to the Administrative Court of Appeal in Gothenburg. On March 27, 2012 the Swedish Tax Agency retracted from its position and filed a pleading with the Administrative Court of Appeal changing its position and stating that it supported the Company’s appeal.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 22, 2012, the Company was notified that the Administrative Court of Appeal granted the Company’s appeal and thus revoked the Swedish Tax Agency’s original decision and the County Administrative Court’s judgment to impose VAT and penalties. The judgment clarified that the Administrative Court of Appeal did not find any reason to deviate from the common view of the parties. The time for any appeal has expired.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The final judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at an annual rate of 0.11% on the $10.1 million awarded in the final judgment. The Company has mostly completed a design-around to avoid infringement of the Alexsam patents and does not expect that this decision will have a material impact on its future business operations. On October 28, 2011, the Company filed a notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. Briefing on the appeals is complete. A decision on the appeal is expected by early 2013. On September 1, 2011, Alexsam filed a new action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. The Court set this action for trial on January 10, 2013. At that time the Court will determine the additional royalties owed to Alexsam. These additional royalties will only be due and payable if the original judgment is affirmed on appeal. In fiscal 2011, the Company recorded an expense of $10.8 million related to this matter, which is included in “Other operating (losses) gains, net” in the Company’s consolidated statement of income. As of July 31, 2012, the Company had $10.0 million accrued for this matter. As of July 31, 2012, the Company’s reasonably possible liability related to Alexsam’s claims above the amount that has been accrued range from $0 to $3.5 million. The upper limit of the range of reasonably possible liability may increase to the extent that the products and systems previously found to infringe Alexsam’s patents continue to be used.

On August 27, 2003, Aerotel, Ltd., Aerotel U.S.A., and Aerotel U.S.A., LLC (collectively “Aerotel”) filed a complaint against the Company in the United States District Court, Southern District of New York, seeking damages for alleged infringement of a patent. On August 17, 2007, the parties reached a settlement (the “2007 Settlement”) and all claims and counterclaims were dismissed. The 2007 Settlement provided for a payment of $15 million in cash to Aerotel, which the Company paid in the first quarter of fiscal 2008. The 2007 Settlement also required the Company to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. In connection with the 2007 Settlement, the Company accrued an expense of $24 million in the fourth quarter of fiscal 2007. On May 13, 2008, Aerotel, Ltd. filed a complaint against the Company in the United Stated District Court, Southern District of New York related to a dispute concerning the 2007 Settlement alleging breach of contract, anticipatory breach, and breach of covenant of good faith and fair dealing. On June 29, 2009, the parties finalized a Settlement Agreement (the “2009 Settlement Agreement”), the terms of which were subject to a confidentiality provision and the complaint was dismissed. In connection with this matter, the Company accrued an additional expense of $6 million in the fourth quarter of fiscal 2008. Since that time, the parties had been working to implement the 2009 Settlement Agreement. On October 27, 2010, Aerotel, Ltd. served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleges breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices and seeks damages of at least $25 million and attorneys’ fees. On November 26, 2010, the Company served its Notice of Defense and Counterclaim. The arbitration was held in June 2012, post hearings briefs were submitted on July 3, 2012, and we expect the arbitrators’ decision in the near future.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company. The complaint alleges that the Company failed to pay “switched access service” charges for calls

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On November 18, 2011, the parties each submitted a motion for summary judgment with opposition and reply briefs filed in December 2011. On March 9, 2012, the Court issued an order denying the Company’s motion and granting Southwestern Bell’s motion for partial summary judgment on liability, but provided that the parties will proceed to trial to determine the precise amount of damages owed. Although the parties continue to engage in settlement discussions, the Company is evaluating its options going forward, including its options on appeal. A trial on damages is scheduled to begin on November 5, 2012.

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

As of July 31, 2012, the Company had an aggregate of $18.3 million accrued for the Aerotel, Southwestern Bell and Lycatel/Mox matters. As of July 31, 2012, the Company’s reasonably possible liability above the aggregate amount that had been accrued for these matters was $14.9 million.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January 2012, the Company filed complaints in the United States District Court for the Eastern District of Virginia against Stalker Software, Inc. (d/b/a CommuniGate Systems, Inc.), ooVoo, LLC, and Vivox, Inc. claiming infringement of a number of its key patents. The Company seeks both damages and injunctive relief from the defendants. On April 10, 2012, Stalker Software, Inc. filed its answer, on May 11, 2012, ooVoo, LLC filed its answer, and on June 25, 2012, Vivox, Inc. filed its answer and a counterclaim seeking a declaratory judgment that the patents are invalid and not infringed by Vivox. On October 9, 2012, the Company and ooVoo, LLC reached a confidential settlement of this matter. The parties have commenced discovery and a markman hearing (also known as a claim construction hearing) was held on October 10, 2012. The Company expects the Court’s order in the near future. In addition, a jury trial is scheduled for January 8, 2013.

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

Note 14—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.6 million as of July 31, 2012.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of July 31, 2012, the Company had accrued an aggregate of $2.6 million related to certain of these audits. The following is a summary of the more significant ongoing audits:

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

•

In May 2011, the Company received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. The Company’s reasonably possible liability for this assessment in excess of the amount accrued is a range from nil to $2.4 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2012, the Company has accrued for the estimated loss from these audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Lease Commitments

The future minimum payments for operating leases as of July 31, 2012 are as follows:

(in thousands)
Year ending July 31:
2013	$4,697
2014	1,983
2015	691
2016	555
2017	481
Thereafter	440
Total payments	$8,847

Rental expense under operating leases was $4.2 million, $4.5 million and $4.9 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. In addition, connectivity charges under operating leases were $16.4 million, $19.0 million and $21.8 million in fiscal 2012, fiscal 2011 and fiscal 2010, respectively.

Letters of Credit

As of July 31, 2012, the Company had letters of credit and surety bonds outstanding totaling $17.0 million. These letters of credit and surety bonds were primarily collateral to secure mortgage repayments and the $10.1 million Alexsam judgment (see Note 13), respectively. The letters of credit outstanding as of July 31, 2012 expire as follows: $1.9 million in the year ending July 31, 2013, $0.1 million in the year ending July 31, 2014 and $2.8 million in August 2015.

Customer Deposits

As of July 31, 2012 and 2011, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $10.5 million and $1.5 million, respectively, related to the Company’s European prepaid payment services businesses.

Restricted Cash and Cash Equivalents

The Company’s restricted cash and cash equivalents include collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services, the Company’s Gibraltar-based bank. Restricted cash and cash equivalents consist of the following:

July 31 (in thousands)	2012	2011
Restricted cash and cash equivalents—short-term
Letters of credit related	$1,430	$2,880
IDT Financial Services customer deposits	11,206	1,248
Total short-term	12,636	4,128
Restricted cash and cash equivalents—long-term
Letters of credit related	2,763	3,538
IDT Financial Services related	6,703	8,703
Total long-term	9,466	12,241
Total restricted cash and cash equivalents	$22,102	$16,369

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Related Party Transactions

See Note 6 for a description of the IDT Global Israel transaction under “All Other” and Note 10 for a description of the Zedge transactions under “Sales of Stock of Subsidiaries.”

The Company entered into various agreements with Genie prior to the Genie Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by the Company and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by the Company relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, investor relations and legal services to be provided by the Company to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of the Company’s foreign subsidiaries. In addition, the Company entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of the Company and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

Pursuant to the Separation and Distribution Agreement, the Company indemnifies Genie and Genie indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, the Company indemnifies Genie from all liability for the Company’s taxes with respect to any taxable period, and Genie indemnifies the Company from all liability for taxes of Genie and its subsidiaries with respect to any taxable period, including, without limitation, the ongoing tax audits related to Genie’s business. The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses were reduced by $2.7 million in fiscal 2012 as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of the Company’s foreign subsidiaries. At July 31, 2012, other current assets reported in the Company’s consolidated balance sheet included $0.7 million receivable from Genie.

IDT Energy, Inc., a subsidiary of Genie, supplies electricity to the Company’s facilities in New Jersey. In fiscal 2012, the average amount billed by IDT Energy, Inc. to the Company was approximately $48,000 a month.

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were $29,000, $17,000 and $24,000 in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. The balance owed to the Company by Jonas Media Group was $29,000 and $0.3 million as of July 31, 2012 and 2011, respectively.

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

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company believes that (1) IGM received commissions and fees from payments made by the Company (including payments from third party brokers) in the aggregate amounts of $19,000 in fiscal 2012 and $15,000 in each of fiscal 2011 and fiscal 2010, which fees and commissions inured to the benefit of Mr. Mason, and (2) the amounts IGM received in fiscal 2012, fiscal 2011 and fiscal 2010 represented IGM’s commission on various insurance policies held by the Company, for which the total payments by the Company to IGM were $0.2 million in each of fiscal 2012, fiscal 2011 and fiscal 2010. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with Irwin Jonas and Jonathan Mason (and currently, Irwin Jonas’ widow).

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $20,000 in fiscal 2012 and $24,000 in each of fiscal 2011 and fiscal 2010. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

Beginning in August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, leased space in a building in the Bronx, New York. Howard Jonas and Samuel (Shmuel) Jonas, the Company’s Chief Operating Officer effective June 24, 2010 and previously the Company’s Vice President of Operations, and the son of Howard Jonas, are members of the limited liability company that owns the building. IDT Domestic Telecom rented 3,304 square feet for two years for $0.1 million per year and incurred costs of less than $0.1 million to build-out the space. In August 2009, the limited liability company was paid an aggregate of $0.3 million for the lease and the build-out costs.

The Company had loans receivable outstanding from employees aggregating $0.3 million and $0.2 million as of July 31, 2012 and 2011, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Prior to the CTM Spin-Off, the Company provided certain services to CTM Holdings’ subsidiaries. The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provided certain administrative and other services to CTM Holdings on an interim basis. Such services included assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. Howard Jonas is the controlling stockholder and Chairman of the Board of CTM Holdings. In fiscal 2011 and fiscal 2010, the Company’s selling, general and administrative expenses were reduced by $0.1 million and $0.8 million, respectively, for the amounts charged to CTM Holdings. At July 31, 2011, other current assets included less than $0.1 million receivable from CTM Holdings.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2012, the Company’s cost for contributions to the Plan was $0.9 million. The Company did not incur any cost for contributions to the Plan in fiscal 2011 or fiscal 2010. In fiscal 2012, the Company contributed 92,843 shares of the Company’s Class B common stock to the Plan for matching contributions. In fiscal 2011, the Company’s matching contributions were made using forfeited funds. The Company did not make any matching contributions to the Plan in fiscal 2010. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 17—Business Segment Information

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

The Telecom Platform Services segment provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. All Other includes (1) Zedge, which owns and operates an on-line platform, including a popular Android app, that allows users to share and obtain content to personalize mobile phones and tablets, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds and leases fixed wireless spectrum, (4) ICTI, which holds intellectual property primarily related to VoIP technology and the licensing and other businesses related to this intellectual property, (5) the Company’s real estate holdings, and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Year ended July 31, 2012
Revenues	$1,477,091	$19,307	$10,438	$—	$1,506,836
Income (loss) from operations	5,945	4,062	902	(13,152)	(2,243)
Depreciation and amortization	14,208	9	2,171	260	16,648
Severance and other charges	—	—	—	—	—
Year ended July 31, 2011
Revenues	$1,316,601	$26,440	$8,875	$—	$1,351,916
Income (loss) from operations	21,608	7,100	(2,945)	(16,105)	9,658
Depreciation and amortization	17,628	59	2,660	605	20,952
Severance and other charges	926	—	—	127	1,053
Year ended July 31, 2010
Revenues	$1,150,150	$37,173	$6,255	$—	$1,193,578
Income (loss) from operations	14,405	12,476	(10,064)	(15,986)	831
Depreciation and amortization	29,220	110	2,969	1,042	33,341
Severance and other charges	1,570	63	(63)	3,172	4,742

Telecom Platform Services’ income from operations in fiscal 2012 included an aggregate of $6.5 million for estimated losses from pending litigation (see Note 13), a gain of $1.8 million for cash received from Broadstripe, LLC on January 17, 2012 upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company, a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 13) and a $0.2 million loss on the settlement of an unrelated claim.

Telecom Platform Services’ income from operations in fiscal 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 6) and an expense of $10.8 million related to an action alleging patent infringement (see Note 13).

Telecom Platform Services’ income from operations in fiscal 2010 included a gain of $10.0 million from the settlement of litigation with certain defendants affiliated with STi Prepaid, LLC (see Note 6) and a gain of $0.4 million from the settlement of other claims.

All Other’s income from operations in fiscal 2012 included a gain of $5.3 million on the sale of eight wireless spectrum licenses (see Note 6).

All Other’s loss from operations in fiscal 2011 was net of a gain of $2.6 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 4), and a gain of $0.6 million from the settlement of other claims.

All Other’s loss from operations in fiscal 2010 included expense of $1.5 million for the settlement of certain claims, net of a gain of $0.5 million from the settlement of claims related to IDT Global Israel, Ltd. (see Note 6) and a gain of $0.7 million on the sale of land and building (see Note 6).

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Revenue from customers located outside of the United States was 29%, 32% and 34% of total revenues from continuing operations in fiscal 2012, fiscal 2011 and fiscal 2010, respectively. In fiscal 2012, fiscal 2011 and fiscal 2010, the United Kingdom represented 14%, 13% and 12%, respectively, of total revenues from continuing operations. Revenues by country are determined based on selling location.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net long-lived assets and total assets held outside of the United States, primarily in Western Europe, totaled $3.9 million and $140.9 million, respectively, as of July 31, 2012, $4.5 million and $137.3 million, respectively, as of July 31, 2011 and $4.3 million and $107.3 million, respectively, as of July 31, 2010.

Note 18—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2012 and fiscal 2011:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	(Loss) income from operations	(Loss) income from continuing operations	Net (loss) income attributable to IDT Corporation	(Loss) income per share —basic		(Loss) income per share —diluted
						From continuing operations	Net (loss) income	From continuing operations	Net (loss) income
2012:
October 31(a)	$376,777	$319,352	$(11,062)	$(8,088)	$(4,326)	$(0.40)	$(0.21)	$(0.40)	$(0.21)
January 31(b)	365,449	306,365	4,032	2,929	2,656	0.13	0.13	0.12	0.12
April 30(c)	379,719	319,811	2,162	3,449	2,989	0.14	0.14	0.14	0.14
July 31(d)	384,891	323,951	2,625	37,480	37,329	1.78	1.78	1.69	1.69
TOTAL	$1,506,836	$1,269,479	$(2,243)	$35,770	$38,648	$1.68	$1.87	$1.57	$1.75
2011:
October 31(e)	$309,767	$252,392	$4,340	$13,173	$15,648	$0.63	$0.76	$0.58	$0.70
January 31(f)	340,867	282,746	5,817	4,323	3,936	0.19	0.19	0.18	0.18
April 30(g)	340,188	282,598	319	5,158	7,001	0.25	0.34	0.23	0.31
July 31(h)	361,094	301,929	(818)	(228)	227	(0.19)	0.01	(0.19)	0.01
TOTAL	$1,351,916	$1,119,665	$9,658	$22,426	$26,812	$1.05	$1.30	$0.96	$1.19

(a) Included in loss from operations was other operating loss of $11.3 million from the settlement of litigation with T-Mobile. Included in income from continuing operations was benefit from income taxes of $3.3 million.

(b) Included in income from operations was other operating gain of $1.8 million from the settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company.

(c) Included in income from operations was other operating loss, net of $1.1 million, which was comprised of (1) an estimated loss of $6.5 million from pending litigation net of (2) a gain of $5.3 million from the sale of eight spectrum licenses. Included in income from continuing operations was benefit from income taxes of $2.3 million.

(d) Included in income from continuing operations was a benefit from income taxes of $36.5 million primarily due to the reversal of a portion of the valuation allowance on deferred income tax assets.

(e) Included in income from operations were other operating gains of $2.5 million, which was comprised of (1) a gain of $1.9 million from an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey and (2) a gain of $0.6 million from the settlement of other claims. Included in income from continuing operations were (1) other income of $5.4 million from the settlement of an arbitration claim related to auction rate securities and (2) a benefit from income taxes of $1.1 million primarily due to the reversal of income tax expense related to an IRS audit that was completed in August 2010.

(f) Included in income from operations were other operating gains, net of $4.9 million, which was comprised of (1) a gain of $14.4 million related to the termination of a cable telephony agreement and (2) a additional gain of $0.8 million from an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey, net of (3) a loss of $9.8 million from an alleged patent infringement and (4) other loss of $0.5 million.

(g) Included in income from continuing operations was a benefit from income taxes of $2.6 million primarily due to the reversal of income tax expense related to an expected tax refund from the liquidation of the Company’s legal entity in Puerto Rico.

(h) Included in loss from operations was additional loss from an alleged patent infringement of $1.1 million. Included in loss from continuing operations was benefit from income taxes of $2.3 million. Basic and diluted earnings per share are the same since the Company had a loss from continuing operations in the period.