Form 10-K/A
period 2012-07-31
IDT CORP
filed 2012-11-09
CIK 1005731

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

(973) 438-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $8.52 per share, as reported on the New York Stock Exchange, was approximately $137.4 million.

As of November 5, 2012, the registrant had outstanding 21,264,307 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,847,485 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 17, 2012, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

IDT CORPORATION

Explanatory Note

IDT Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended July 31, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 15, 2012 (the “Original Filing Date”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following interactive data files from the Company’s Form 10-K, formatted in XBRL (Extensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

No other changes have been made to the Form 10-K. This Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(b)	Exhibits.

Exhibit Number	Description of Exhibits

3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Agreement, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.02(3)	Warrant to Purchase Common Stock, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.03(4)	Second Amended and Restated Employment Agreement, dated October 28, 2011, between the Registrant and Howard S. Jonas.

10.04(5)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(6)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.06(7)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.07(8)	Termination of the Amended and Restated Consulting Agreement, dated April 21, 2010, between the IDT Corporation, Credit Freedom Fighters, LLC and Stephen Brown.

10.08(9)	Employment Agreement, dated November 22, 2011, between IDT Corporation and Bill Pereira.

10.09(10)	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.10(11)	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

10.11(12)	Employment Agreement, dated October 28, 2011, between IDT Corporation and Liore Alroy

21.01(11)	Subsidiaries of the Registrant.

23.01(11)	Consent of Grant Thornton LLP.

23.02(13)	Consent of Zwick and Banyai, PLLC

31.01(11)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02(11)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01(11)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02(11)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01(13)	Significant subsidiary financial statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	furnished herewith.
(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.
(2)	Incorporated by reference to Form 8-K, filed September 23, 2009.
(3)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.
(4)	Incorporated by reference to Form 8-K, filed November 3, 2011.
(5)	Incorporated by reference to Schedule 14A, filed November 3, 2004.
(6)	Incorporated by reference to Schedule 14A, filed November 7, 2011.
(7)	Incorporated by reference to Form 8-K, filed November 9, 2007.

(8)	Incorporated by reference to Form 10-Q for fiscal quarter ended April 30, 2010 filed June 14, 2010.
(9)	Incorporated by reference to Form 8-K, filed November 29, 2011.
(10)	Incorporated by reference to Form 10-K/A for fiscal year ended July 31, 2009, filed March 25, 2010.
(11)	Incorporated by reference to Form 10-K for fiscal year ended July 31, 2012, filed October 15, 2012.
(12)	Incorporated by reference to Form 8-K, filed November 3, 2011.
(13)	Incorporated by reference to Form 10-K for fiscal year ended July 31, 2011, filed October 11, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Howard S. Jonas
Howard S. Jonas
Chairman of the Board and Chief Executive Officer

Date: November 9, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	November 9, 2012
Howard S. Jonas

/s/ Marcelo Fischer	Senior Vice President—Finance (Principal Financial Officer)	November 9, 2012
Marcelo Fischer

/s/ Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	November 9, 2012
Mitch Silberman

/s/ Bill Pereira	Director	November 9, 2012
Bill Pereira

/s/ Lawrence E. Bathgate II	Director	November 9, 2012
Lawrence E. Bathgate II

/s/ Eric F. Cosentino	Director	November 9, 2012
Eric F. Cosentino

/s/ Judah Schorr	Director	November 9, 2012
Judah Schorr