Form 10-Q
period 2013-01-31
IDT CORP
filed 2013-03-12
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

As of March 6, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,276,304 shares outstanding (excluding 2,878,483 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$150,634	$151,504
Restricted cash and cash equivalents—short-term	23,377	12,636
Trade accounts receivable, net of allowance for doubtful accounts of $14,519 at January 31, 2013 and $13,055 at July 31, 2012	72,244	83,054
Prepaid expenses	19,517	18,800
Investments—short-term	78	86
Deferred income tax assets, net—current portion	3,623	5,142
Other current assets	11,700	17,436

Total current assets	281,173	288,658
Property, plant and equipment, net	85,842	85,567
Goodwill	14,880	14,614
Other intangibles, net	1,602	1,907
Investments—long-term	8,757	7,133
Restricted cash and cash equivalents—long-term	11,471	9,466
Deferred income tax assets, net—long-term portion	27,581	31,744
Other assets	9,811	12,025
Total assets	$441,117	$451,114

Liabilities and equity
Current liabilities:
Trade accounts payable	$33,798	$39,845
Accrued expenses	157,646	161,266
Deferred revenue	88,155	84,588
Customer deposits	20,656	10,524
Income taxes payable	765	1,337
Notes payable—current portion	654	560
Other current liabilities	3,682	3,245
Total current liabilities	305,356	301,365
Notes payable—long-term portion	28,375	29,716
Other liabilities	10,371	17,308

Total liabilities	344,102	348,389
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2013 and July 31, 2012	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,155 and 24,112 shares issued and 21,277 and 21,342 shares outstanding at January 31, 2013 and July 31, 2012, respectively	242	241
Additional paid-in capital	397,859	395,869
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,878 and 2,770 shares of Class B common stock at January 31, 2013 and July 31, 2012, respectively	(98,836)	(97,757)
Accumulated other comprehensive income	3,522	202
Accumulated deficit	(206,915)	(196,358)
Total IDT Corporation stockholders’ equity	95,905	102,230
Noncontrolling interests	1,110	495
Total equity	97,015	102,725
Total liabilities and equity	$441,117	$451,114

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$411,685	$365,449	$812,270	$742,226
Direct cost of revenues (exclusive of depreciation and amortization)	(344,499)	(306,365)	(679,763)	(625,717)
Gross profit	67,186	59,084	132,507	116,509
Operating expenses:
Selling, general and administrative (i)	56,399	51,552	111,625	103,335
Depreciation and amortization	3,865	4,231	7,000	8,673
Research and development	1,819	1,119	3,201	2,129

Total operating expenses	62,083	56,902	121,826	114,137
Other operating gains (losses), net	149	1,850	(201)	(9,402)
Income (loss) from operations	5,252	4,032	10,480	(7,030)
Interest expense, net	(455)	(1,350)	(346)	(1,828)
Other income (expense), net	1,815	(429)	2,700	(240)
Income (loss) from continuing operations before income taxes	6,612	2,253	12,834	(9,098)
(Provision for) benefit from income taxes	(3,117)	676	(5,171)	3,939
Income (loss) from continuing operations	3,495	2,929	7,663	(5,159)
Discontinued operations, net of tax:
Income from discontinued operations	—	—	—	1,015
Income on sale of discontinued operations	—	—	—	2,000
Total discontinued operations	—	—	—	3,015
Net income (loss)	3,495	2,929	7,663	(2,144)
Net (income) loss attributable to noncontrolling interests	(542)	(273)	(1,096)	474
Net income (loss) attributable to IDT Corporation	$2,953	$2,656	$6,567	$(1,670)
Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$2,953	$2,656	$6,567	$(5,580)
Income from discontinued operations	—	—	—	3,910
Net income (loss)	$2,953	$2,656	$6,567	$(1,670)
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.14	$0.13	$0.32	$(0.27)
Income from discontinued operations	—	—	—	0.19
Net income (loss)	$0.14	$0.13	$0.32	$(0.08)
Weighted-average number of shares used in calculation of basic earnings per share	20,829	20,492	20,818	20,429
Diluted:
Income (loss) from continuing operations	$0.13	$0.12	$0.30	$(0.27)
Income from discontinued operations	—	—	—	0.19
Net income (loss)	$0.13	$0.12	$0.30	$(0.08)
Weighted-average number of shares used in calculation of diluted earnings per share	22,089	21,811	22,087	20,429
Dividends declared per common share	$—	$0.13	$0.75	$0.36
(i) Stock-based compensation included in selling, general and administrative expenses	$1,806	$932	$4,031	$1,616

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$3,495	$2,929	$7,663	$(2,144)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	—	6	—	4
Foreign currency translation adjustments	1,645	(2,035)	3,273	(2,829)
Other comprehensive income (loss)	1,645	(2,029)	3,273	(2,825)
Comprehensive income (loss)	5,140	900	10,936	(4,969)
Comprehensive (income) loss attributable to noncontrolling interests	(503)	(266)	(1,049)	469
Comprehensive income (loss) attributable to IDT Corporation	$4,637	$634	$9,887	$(4,500)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2013	2012
	(in thousands)
Operating activities
Net income (loss)	$7,663	$(2,144)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net income from discontinued operations	—	(3,015)
Depreciation and amortization	7,000	8,673
Deferred income taxes	5,681	(997)
Provision for doubtful accounts receivable	1,786	954
Interest in the equity of investments	(600)	798
Stock-based compensation	4,031	1,616
Change in assets and liabilities:
Trade accounts receivable	13,293	(6,818)
Prepaid expenses, other current assets and other assets	3,640	5,893
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(16,692)	518
Customer deposits	10,304	3,199
Income taxes payable	(572)	(2,160)
Deferred revenue	2,655	25
Net cash provided by operating activities	38,189	6,542
Investing activities
Capital expenditures	(7,462)	(4,439)
Collection of notes receivable	750	—
Increase in investments	(1,069)	—
Proceeds from sale and redemption of investments	99	3,017
Increase in restricted cash and cash equivalents	(12,661)	(2,594)
Proceeds from maturities of certificates of deposit	—	3,540
Net cash used in investing activities	(20,343)	(476)
Financing activities
Dividends paid	(17,124)	(8,185)
Cash of subsidiaries deconsolidated as a result of the Genie spin-off	—	(104,243)
Distributions to noncontrolling interests	(816)	(650)
Purchases of stock of subsidiary	(1,804)	—
Proceeds from sale of stock of subsidiary	145	133
Repayments of capital lease obligations	—	(1,781)
Repayments of borrowings	(118)	(215)
Repurchases of Class B common stock	(1,078)	(210)
Net cash used in financing activities	(20,795)	(115,151)
Discontinued operations
Net cash used in operating activities	—	(889)
Net cash used in investing activities	—	(2,048)
Net cash used in discontinued operations	—	(2,937)
Effect of exchange rate changes on cash and cash equivalents	2,079	(1,887)

Net decrease in cash and cash equivalents	(870)	(113,909)
Cash and cash equivalents at beginning of period	151,504	244,301
Cash and cash equivalents at end of period	$150,634	$130,392
Supplemental schedule of non-cash investing and financing activities
Escrow account overages included in other current assets used to reduce notes payable	$1,340	$—
Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the Genie spin-off	$—	$18,803

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. The balance sheet at July 31, 2012 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2013 refers to the fiscal year ending July 31, 2013).

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.2 million and $0.3 million in the three months ended January 31, 2013 and 2012, respectively, and $0.5 million and $0.6 million in the six months ended January 31, 2013 and 2012, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of operations.

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

The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses were reduced by $0.8 million and $1.0 million in the three months ended January 31, 2013 and 2012, respectively, and $2.2 million and $1.0 million in the six months ended January 31, 2013 and 2012, respectively, as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of the Company’s foreign subsidiaries. At January 31, 2013 and July 31, 2012, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.5 million and $0.7 million, respectively.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Revenues	$—	$—	$—	$45,796

Income before income taxes	$—	$—	$—	$2,609

Net income	$—	$—	$—	$1,015

Note 3—Other Operating Gains (Losses), Net

The following table summarizes the other operating gains (losses), net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
All Other-gain on settlement of claim	$149	$—	$149	$—
Telecom Platform Services-loss related to a legal matter	—	—	(350)	(230)
Telecom Platform Services-gain on settlement of claim (a)	—	1,750	—	1,750
Telecom Platform Services-loss on settlement of litigation (b)	—	—	—	(11,022)
Corporate-other	—	100	—	100
Total	$149	$1,850	$(201)	$(9,402)

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

Note 4—Fair Value Measurements

At January 31, 2013, the Company did not have any assets or liabilities measured at fair value on a recurring basis. At January 31, 2013 and July 31, 2012, the Company had $6.9 million and $6.4 million, respectively, in investments in hedge funds, of which $0.1 million and $0.1 million, respectively, were included in “Investments—short-term” and $6.8 million and $6.3 million, respectively, were included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

Fair Value of Other Financial Instruments

The estimated fair value of the Company’s other financial instruments was determined using available market information or other appropriate valuation methodologies. However, considerable judgment is required in interpreting these data to develop estimates of fair value. Consequently, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange.

Cash and cash equivalents, restricted cash and cash equivalents—short-term, investments—short-term, other current assets, customer deposits, notes payable—current portion and other current liabilities. At January 31, 2013 and July 31, 2012, the carrying amount of these assets approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and investments—short-term, other current assets, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At January 31, 2013 and July 31, 2012, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Other liabilities. At January 31, 2013 and July 31, 2012, the carrying amount of other liabilities approximated fair value. The fair value was estimated based on the Company’s assumptions, which was classified as Level 3 of the fair value hierarchy.

It is not practicable to estimate the fair value of the Company’s notes payable—long-term portion at January 31, 2013 and July 31, 2012 without incurring excessive cost. Notes payable—long-term portion included the following: (1) a term loan with a carrying amount of $6.8 million and $6.9 million (excluding the current portion) at January 31, 2013 and July 31, 2012, respectively, that bears interest at the rate of 5.6% per annum, and is payable in monthly installments of principal and interest of $0.1 million and a final installment of $6.4 million payable on September 1, 2015, which is secured by a mortgage on a building in Piscataway, New Jersey, and (2) a note payable with a carrying amount of $21.6 million and $22.8 million (excluding the current portion) at January 31, 2013 and July 31, 2012, respectively, that bears interest at the rate of 8.9% per annum, however, until March 31, 2013, the Company only pays interest at the rate of 6.9% per annum, the interest of 2.0% per annum that is accruing but is not payable is added to the principal balance (an aggregate of $1.9 million), monthly payments of principal and interest of $0.2 million commence beginning in April 2013 and a final payment of $20.4 million is due on April 1, 2020, which is secured by a mortgage on the building at 520 Broad Street, Newark, New Jersey.

The Company’s investments-long-term at January 31, 2013 and July 31, 2012 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $2.1 million and $1.1 million at January 31, 2013 and July 31, 2012, respectively, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2013
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2012	$102,230	$495	$102,725
Dividends declared ($0.75 per share)	(17,124)	—	(17,124)
Restricted Class B common stock purchased from employees	(300)	—	(300)
Repurchases of Class B common stock through repurchase program	(778)	—	(778)
Distributions to noncontrolling interests	—	(816)	(816)
Purchases of stock of subsidiary	(1,795)	(9)	(1,804)
Sale of stock of subsidiary	(58)	203	145
Stock-based compensation	3,843	188	4,031
Comprehensive income:
Net income	6,567	1,096	7,663
Foreign currency translation adjustments	3,320	(47)	3,273
Comprehensive income	9,887	1,049	10,936
Balance, January 31, 2013	$95,905	$1,110	$97,015

Dividend Payments

On October 16, 2012, the Company paid a cash dividend of $0.15 per share to stockholders of record of the Company’s Class A common stock and Class B common stock at the close of business on October 9, 2012. On November 13, 2012, the Company paid a special dividend of $0.60 per share to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on November 5, 2012. The aggregate dividends paid were $17.1 million. The Company suspended payment of its regular $0.15 per share quarterly dividends for the remainder of fiscal 2013.

Purchases of Stock of Subsidiary

In December 2012, a wholly-owned subsidiary of the Company purchased shares of the Company’s subsidiary, Fabrix T.V., Ltd. (“Fabrix”), for cash of $1.8 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 4.5% of the equity in Fabrix, which increased the Company’s ownership in Fabrix to 86.1% from 81.6%.

Sale of Stock of Subsidiary

On November 21, 2012, the Company’s subsidiary, Zedge Holdings, Inc. (“Zedge”), sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.17% from 11.1%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

Stock-Based Compensation

On September 24, 2012, the Company’s Board of Directors approved a grant of 10% of the equity of the Company’s subsidiary, Innovative Communications Technologies, Inc. (“ICTI”) to Howard Jonas. These ICTI shares vested immediately. The Company recorded stock-based compensation expense of $1.2 million in the six months ended January 31, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In the six months ended January 31, 2013, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the six months ended January 31, 2012. As of January 31, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Basic weighted-average number of shares	20,829	20,492	20,818	20,429
Effect of dilutive securities:
Non-vested restricted Class B common stock	1,260	1,319	1,269	—
Diluted weighted-average number of shares	22,089	21,811	22,087	20,429

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Stock options	704	601	704	678
Non-vested restricted Class B common stock	—	—	—	1,761
Shares excluded from the calculation of diluted earnings per share	704	601	704	2,439

For the three months ended January 31, 2013 and 2012 and the six months ended January 31, 2013, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended January 31, 2012, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

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

The Telecom Platform Services segment provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. All Other includes (1) Zedge, which operates a service accessible online and through both an Android and iOS app that provides mobile game discovery and personalization content such as ringtones and wallpapers, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases and sells fixed wireless spectrum, (4) ICTI, which holds intellectual property primarily related to voice over Internet protocol technology and the licensing and other businesses related to this intellectual property, (5) the Company’s real estate holdings, and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended January 31, 2013
Revenues	$402,758	$3,714	$5,213	$—	$411,685
Income (loss) from operations	10,050	437	(807)	(4,428)	5,252

Three Months Ended January 31, 2012
Revenues	$357,588	$4,973	$2,888	$—	$365,449
Income (loss) from operations	6,513	998	(260)	(3,219)	4,032

Six Months Ended January 31, 2013
Revenues	$794,791	$7,729	$9,750	$—	$812,270
Income (loss) from operations	19,090	1,036	(2,439)	(7,207)	10,480

Six Months Ended January 31, 2012
Revenues	$726,653	$10,365	$5,208	$—	$742,226
(Loss) income from operations	(836)	2,208	(1,144)	(7,258)	(7,030)

All Other’s loss from operations in the three and six months ended January 31, 2013 included a gain of $0.1 million from the settlement of a claim. Telecom Platform Services’ income from operations in the six months ended January 31, 2013 included a loss of $0.4 million related to a legal matter. Telecom Platform Services’ income from operations in the three months ended January 31, 2012 included a gain of $1.8 million from a settlement with Broadstripe, LLC (see Note 3). Telecom Platform Services’ loss from operations in the six months ended January 31, 2012 included a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 3) and a $0.2 million loss on the settlement of an unrelated claim, net of the $1.8 million gain from the Broadstripe, LLC settlement.

Note 8—Legal Proceedings

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at an annual rate of 0.11% on the $10.1 million awarded in the judgment. Notwithstanding confidence in the merits of its appeal, the Company has completed a design-around of certain of the card encoding schemes at issue in an attempt to avoid infringement of the Alexsam patents, and the Company does not expect that the jury’s decision will have a material impact on its future business operations. On September 1, 2011, Alexsam filed a related action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. A bench trial is scheduled for April 1-2, 2013. On October 28, 2011, the Company filed a notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. Oral argument for the appeal was held on March 5, 2013. A decision on the appeal is expected by mid 2013. In the second and fourth quarters of fiscal 2012, the Company recorded an aggregate of $10.8 million in expenses related to this matter. As of January 31, 2013, the Company had $10.1 million accrued for this matter. As of January 31, 2013, the Company’s reasonably possible liability related to Alexsam’s claims above the amount that has been accrued ranges from $0 to $4.1 million. The upper limit of the range of reasonably possible liability may increase to the extent that the products and systems previously found to infringe Alexsam’s patents continue to be used.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company. The complaint alleged that the Company failed to pay “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleges causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 22, 2012, the Company and Southwestern Bell entered into a Confidential Settlement Agreement to fully and finally resolve the litigation and the underlying claim and matter in dispute.

Aerotel, Ltd. (“Aerotel”) and the Company are parties to a Settlement Agreement dated June 29, 2009 (the “2009 Settlement Agreement”). The 2009 Settlement Agreement resulted from a lawsuit filed by Aerotel against the Company in 2008, which was a by-product of a complaint originally filed by Aerotel and its affiliates against the Company in 2003. The initial 2003 claim was settled in 2007 with the Company’s agreement to pay Aerotel $15 million in cash, and to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. On October 27, 2010, Aerotel served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleged breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices and sought damages of at least $25 million and attorneys’ fees. The arbitration was held in June 2012. On December 7, 2012, the Company received the written Interim Award of the arbitration panel. The panel did not find recoverable breaches on many of Aerotel’s claims, and did not award restitution to Aerotel. The panel found that the Company is required to compensate Aerotel for lost profits on a portion of the sales of international calling cards it was to make under the 2009 Settlement Agreement. Aerotel also filed a Motion for Clarification seeking to have the panel reconsider portions of the Interim Award, which the panel denied. The parties submitted updated damages calculations based on various requests from the panel.

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

As of January 31, 2013, the Company had an aggregate of $15.1 million accrued for the Southwestern Bell, Aerotel and Lycatel/Mox matters. As of January 31, 2013, the Company’s reasonably possible liability above the aggregate amount that had been accrued for these matters was $7.9 million.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court which granted Tyco’s motion to dismiss the Company’s complaint. On January 31, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which the Company opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. The parties are engaged in discovery.

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

Note 9—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.5 million as of January 31, 2013.

Tax Audits

The Company is subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of January 31, 2013, the Company had accrued an aggregate of $0.2 million related to certain of these audits. The following is a summary of the recently resolved audits:

●
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to a sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on the Company’s assets. In January 2013, the Company and the Division of Taxation completed a settlement of this audit, and the Company paid $0.6 million.

●
In May 2011, the Company received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. In November 2012, the Company agreed to resolve this matter and paid $0.3 million.

At January 31, 2013, the Company has accrued for the estimated loss from audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against the Company could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse affect on the Company’s results of operations, cash flows and financial condition.

In February 2011, the Company liquidated its Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. The Company expects to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

Letters of Credit and Surety Bond

As of January 31, 2013, the Company had letters of credit and a surety bond outstanding totaling $19.1 million. The letters of credit were primarily collateral to secure mortgage repayments and a payment pursuant to a settlement agreement. The surety bond is related to the $10.1 million Alexsam judgment (see Note 8). The letters of credit outstanding as of January 31, 2013 expire as follows: $2.2 million in the twelve month period ending January 31, 2014, $2.0 million in the twelve month period ending January 31, 2015 and $2.8 million in the twelve month period ending January 31, 2016.

Customer Deposits

As of January 31, 2013 and July 31, 2012, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $20.7 million and $10.5 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	January 31, 2013	July 31, 2012
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$1,677	$1,430
IDT Financial Services customer deposits	21,700	11,206
Total short-term	23,377	12,636
Restricted cash and cash equivalents-long-term
Letters of credit related	4,767	2,763
IDT Financial Services related	6,704	6,703
Total long-term	11,471	9,466
Total restricted cash and cash equivalents	$34,848	$22,102

Note 10—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2013	2012	2013	2012
	(in thousands)
Foreign currency transaction gains	$1,481	$45	$2,045	$471
Gain (loss) on investments	313	(548)	605	(790)
Other	21	74	50	79
Total other income (expense), net	$1,815	$(429)	$2,700	$(240)

Note 11—520 Broad Street Building

At January 31, 2013, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey was $42.6 million. The Company is considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

Note 12—Recently Issued Accounting Standards Not Yet Adopted

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and International Financial Reporting Standards (“IFRS”) about derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The Company is required to adopt this standard update on August 1, 2013. The Company is evaluating the impact that this standard update will have on its consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012 as supplemented by the information contained in Item 1A to Part II of this Quarterly Report. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2012.

Overview

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge Holdings, Inc., or Zedge, which operates a service accessible online and through both an Android and iOS app that provides mobile game discovery and personalization content such as ringtones and wallpapers, (2) Fabrix T.V., Ltd., or Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) IDT Spectrum, which holds, leases ands sells fixed wireless spectrum, (4) Innovative Communications Technologies, Inc., or ICTI, which holds intellectual property primarily related to voice over Internet protocol technology and the licensing and other businesses related to this intellectual property, (5) our real estate holdings, and (6) other smaller businesses.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.8% and 99.3% of our total revenues from continuing operations in the six months ended January 31, 2013 and 2012, respectively.

Telecom Platform Services, which represented 99.0% and 98.6% of IDT Telecom’s total revenues in the six months ended January 31, 2013 and 2012, respectively, markets and distributes multiple communications and payment services across four business categories, including:

●
Retail Communications provides international long-distance calling products primarily to immigrant communities worldwide, with core markets in the United States and Europe. These products include our flagship Boss Revolution Pin-less product (an international calling service sold through the Boss Revolution payment platform) as well as many of our established traditional disposable calling card brands including Boss, La Leyenda, and Feliz, and mobile apps, including PennyTalk.

●
Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators as well as other aggregators through our network of 800-plus carrier interconnects.

●
Payment Services markets payment offerings such as international mobile top-up, or IMTU, as well as gift cards in both the United States and Europe. IMTU enables customers to purchase airtime for a prepaid mobile telephone in another country. IMTU is available in both traditional cards as well as on our Boss Revolution payment platform. Payment Services also includes reloadable debit cards and Bank Identification Number (BIN) Sponsorship services offered in Europe by IDT Financial Services through our Gibraltar-based bank.

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

In fiscal 2013, our subsidiary, IDT Payment Services, applied for money remittance licenses in most states in the United States. To date, IDT Payment Services received approvals to start transacting in over twenty states. As a licensed money transmitter, IDT Payment Services will be regulated by the states where it holds licenses and by federal law.

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

To combat this trend, we have introduced in recent years new sources of revenue, such as Boss Revolution Pin-less and IMTU that have now largely replaced revenues from our traditional disposable calling cards. Boss Revolution Pin-less allows users to call their families and friends overseas without the need to enter a personal identification number. IMTU appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. The addition of Boss Revolution Pin-less and IMTU represent successful efforts to leverage our existing capabilities and distribution. In general, Boss Revolution Pin-less and IMTU command lower gross margins when compared to our more established, traditional calling cards. There can be no assurance that we will continue to grow our Boss Revolution Pin-less and IMTU sales, or that we will be able to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our Wholesale Termination Services business, we have generally had to pass along all or most of our per-minute cost savings to our customers in the form of lower prices.

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

Our selling, general and administrative expenses were reduced by $0.8 million and $1.0 million in the three months ended January 31, 2013 and 2012, respectively, and $2.2 million and $1.0 million in the six months ended January 31, 2013 and 2012, respectively, as a result of the fees we charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of our foreign subsidiaries. At January 31, 2013 and July 31, 2012, other current assets reported in our consolidated balance sheet included receivables from Genie of $0.5 million and $0.7 million, respectively.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
	(in millions)
Revenues	$—	$—	$—	$45.8
Income before income taxes	$—	$—	$—	$2.6
Net income	$—	$—	$—	$1.0

520 Broad Street Building

At January 31, 2013, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $42.6 million. We are considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in a loss from a reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Recently Issued Accounting Standards Not Yet Adopted

In December 2011, an accounting standard update was issued to enhance disclosures and provide converged disclosures in U.S. GAAP and International Financial Reporting Standards, or IFRS, about derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. Entities will be required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. We are required to adopt this standard update on August 1, 2013. We are evaluating the impact that this standard update will have on our consolidated financial statements.

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

Results of Operations

Three and Six Months Ended January 31, 2013 Compared to Three and Six Months Ended January 31, 2012

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues
Telecom Platform Services	$402.8	$357.6	$45.2	12.6%	$794.8	$726.6	$68.2	9.4%
Consumer Phone Services	3.7	5.0	(1.3)	(25.3)	7.7	10.4	(2.7)	(25.4)
Total revenues	$406.5	$362.6	$43.9	12.1%	$802.5	$737.0	$65.5	8.9%

Revenues. IDT Telecom revenues increased in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 98.6% in the six months ended January 31, 2012 to 99.0% in the six months ended January 31, 2013, and Consumer Phone Services revenues decreased from 1.4% in the six months ended January 31, 2012 to 1.0% in the six months ended January 31, 2013.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and six months ended January 31, 2013 and 2012 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$/#	%	2013	2012	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$161.1	$133.0	$28.1	21.1%	$314.7	$265.0	$49.7	18.8%
Wholesale Termination Services	182.2	173.9	8.3	4.8	363.8	360.9	2.9	0.8
Payment Services	46.6	36.4	10.2	27.9	90.4	71.4	19.0	26.4
Hosted Platform Solutions	12.9	14.3	(1.4)	(9.5)	25.9	29.3	(3.4)	(11.4)
Total Telecom Platform Services revenues	$402.8	$357.6	$45.2	12.6%	$794.8	$726.6	$68.2	9.4%
Minutes of use
Retail Communications	2,352	2,040	312	15.3%	4,682	4,054	628	15.5%
Wholesale Termination Services	6,250	5,102	1,148	22.5	12,367	10,087	2,280	22.6
Hosted Platform Solutions	233	274	(41)	(15.0)	472	572	(100)	(17.4)
Total minutes of use	8,835	7,416	1,419	19.1%	17,521	14,713	2,808	19.1%
Average revenue per minute
Retail Communications	$0.0685	$0.0652	$0.0033	5.1%	$0.0672	$0.0654	$0.0018	2.8%
Wholesale Termination Services	0.0291	0.0341	(0.0050)	(14.5)	0.0294	0.0358	(0.0064)	(17.8)

Telecom Platform Services’ minutes of use increased 19.1% in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 driven by the continued strength in both our Wholesale Termination Services and Retail Communications businesses. Consistent with the growth in minutes, Telecom Platform Services’ revenues increased 12.6% and 9.4% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012.

Retail Communications revenue (39.6% and 36.5% of Telecom Platform Services’ revenue in the six months ended January 31, 2013 and 2012, respectively) grew 21.1% and 18.8% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012. The growth was led by aggressive penetration and acceptance of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. We launched the Boss Revolution payment platform in the United Kingdom and Spain during fiscal 2012, and in the first half of fiscal 2013, it was launched in Germany, Hong Kong, Singapore and Australia. We expect Retail Communications’ growth to continue in fiscal 2013 with revenue increases from Boss Revolution Pin-less more than offsetting the expected decline of traditional disposable calling card product sales.

Wholesale Termination Services revenue (45.8% and 49.7% of Telecom Platform Services’ revenue in the six months ended January 31, 2013 and 2012, respectively) increased 4.8% and 0.8% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012. The growth was primarily due to a significant increase in revenues in our web-based prepaid termination service. We expect that Wholesale Termination Services’ revenues will increase modestly during fiscal 2013 as expected increases in minutes of use continue to offset expected declines in average revenue per minute.

Payment Services revenue (11.4% and 9.8% of Telecom Platform Services’ revenue in the six months ended January 31, 2013 and 2012, respectively) grew 27.9% and 26.4% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012. The increase was driven by the success of our IMTU offerings. Future growth will be, in large part, contingent upon our ability to enter into new IMTU partnerships with wireless providers, as well as continued growth of IMTU revenue and the introduction of new payment offerings through the Boss Revolution payment platform. We expect that Payment Services revenues will continue to increase in fiscal 2013 as we continue to increase IMTU sales and introduce new payment offerings.

Hosted Platform Solutions revenue (3.2% and 4.0% of Telecom Platform Services’ revenue in the six months ended January 31, 2013 and 2012, respectively) declined 9.5% and 11.4% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012. The decline was partially due to a decrease in revenue from our cable telephony business which is in harvest mode. The decline was also due to decreases in revenues from managed services and from call shops outside the U.S. Call shop revenues decreased due to price competition and migration to alternative wireless and IP-based services.

Total minutes of use for Telecom Platform Services increased 19.1% in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services increased 22.5% and 22.6% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012, which included significant increases from our web-based prepaid termination service as well as from wholesale telecom. Minutes of use from Retail Communications increased 15.3% and 15.5% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012, which was driven by the volume growth in the U.S. and Asia, which more than offset the decrease in minutes of use in Europe and South America. Hosted Platform Solutions minutes of use decreased 15.0% and 17.4% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012, primarily as a result of the decline in minutes of use from managed services and call shops, as well as in the six months ended January 31, 2013 compared to the similar period in fiscal 2012, a decline in minutes of use from cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services revenues declined 25.3% and 25.4% in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 9,200 as of January 31, 2013 compared to 11,900 as of January 31, 2012. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 40,600 as of January 31, 2013 compared to 51,000 as of January 31, 2012. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$342.2	$303.6	$38.6	12.7%	$675.1	$620.0	$55.1	8.9%
Consumer Phone Services	1.7	2.2	(0.5)	(22.7)	3.4	4.7	(1.3)	(27.9)
Total direct cost of revenues	$343.9	$305.8	$38.1	12.4%	$678.5	$624.7	$53.8	8.6%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Gross profit
Telecom Platform Services	$60.6	$54.0	$6.6	12.3%	$119.7	$106.6	$13.1	12.2%
Consumer Phone Services	2.0	2.8	(0.8)	(27.5)	4.3	5.7	(1.4)	(23.4)
Total gross profit	$62.6	$56.8	$5.8	10.4%	$124.0	$112.3	$11.7	10.4%

	Three months ended January 31,			Six months ended January 31,
	2013	2012	Change	2013	2012	Change
Gross margin percentage
Telecom Platform Services	15.1%	15.1%	—%	15.1%	14.7%	0.4%
Consumer Phone Services	53.5	55.1	(1.6)	56.1	54.6	1.5
Total gross margin percentage	15.4%	15.7%	(0.3)%	15.5%	15.2%	0.3%

Gross Profit and Gross Margin Percentage. Gross profit in our Telecom Platform Services segment increased 12.3% and 12.2% and gross margin percentage was unchanged and increased 40 basis points in the three and six months ended January 31, 2013, respectively, compared to the similar periods in fiscal 2012. Gross profit generated by the increase in Boss Revolution Pin-less and IMTU sales more than compensated for a decline in gross profit from traditional disposable calling card revenue. The increase in the overall gross margin percentage reflects, in part, the rapid growth of relatively higher margin Retail Communications revenue compared to the lower growth of the relatively lower margin Wholesale Termination Services revenue. Within Retail Communications, gross margins generated by Boss Revolution calling services strengthened in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012. These trends are expected to stabilize or slightly improve Telecom Platform Services’ gross margin throughout 2013.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$47.3	$45.6	$1.7	3.8%	$94.4	$90.6	$3.8	4.3%
Consumer Phone Services	1.6	1.7	(0.1)	(10.9)	3.3	3.4	(0.1)	(4.3)
Total selling, general and administrative expenses	$48.9	$47.3	$1.6	3.2%	$97.7	$94.0	$3.7	4.0%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 was partially due to increases in employee compensation. We are continuing to expand our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2013, which will likely somewhat further increase our selling, general and administrative expenses.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to the increase in our variable costs, as our revenue grew as well. Variable selling, general and administrative expenses include costs that closely track top-line performance. In particular, third-party transaction processing costs have increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay us for their purchases. We intend to compliment the use of credit cards with ACH transfers in order to reduce these costs.

In addition, an increase in external legal fees contributed to the increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012. These increases were partially offset by a decrease in marketing expenses. We expect that Telecom Platform Services’ selling, general and administrative expenses will increase at a more rapid pace during the remainder of fiscal 2013 as the spending for previously announced product development and enhancements ramps up.

As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 11.8% from 12.8% in the three months ended January 31, 2013 and 2012, respectively, and decreased to 11.9% from 12.5% in the six months ended January 31, 2013 and 2012, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.2	$3.6	$(0.4)	(10.6)%	$5.8	$7.4	$(1.6)	(22.3)%
Consumer Phone Services	—	—	—	(87.9)	—	—	—	(86.6)
Total depreciation and amortization	$3.2	$3.6	$(0.4)	(10.6)%	$5.8	$7.4	$(1.6)	(22.3)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 was due to lower levels of capital expenditures in recent periods and more of our property, plant and equipment becoming fully depreciated. In addition, depreciation expense in the six months ended January 31, 2013 was reduced by $0.7 million due to an adjustment in our estimate of capital expenditures subject to sales and use tax as a result of an audit. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

Other Operating Losses. The Telecom Platform Services segment’s income from operations in the six months ended January 31, 2013 included a loss of $0.4 million related to a legal matter. The Telecom Platform Services segment’s income from operations in the three months ended January 31, 2012 included $1.8 million received from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale. The Telecom Platform Services segment’s loss from operations in the six months ended January 31, 2012 included an $11.0 million loss on the settlement of litigation with T-Mobile USA, Inc., or T-Mobile, and a $0.2 million loss on the settlement of an unrelated claim, net of the $1.8 million received from Broadstripe, LLC.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$10.1	$6.5	$3.6	54.3%	$19.1	$(0.8)	$19.9	nm
Consumer Phone Services	0.4	1.0	(0.6)	(56.2)	1.0	2.2	(1.2)	(53.1)%
Total income from operations	$10.5	$7.5	$3.0	39.6%	$20.1	$1.4	$18.7	nm

nm—not meaningful

All Other

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues	$5.2	$2.9	$2.3	80.5%	$9.7	$5.2	$4.5	87.2%
Direct cost of revenues	(0.6)	(0.5)	(0.1)	(17.9)	(1.2)	(1.0)	(0.2)	(21.9)
Gross profit	4.6	2.4	2.2	94.7	8.5	4.2	4.3	102.8
Selling, general and administrative	(3.1)	(1.0)	(2.1)	(222.9)	(6.7)	(2.1)	(4.6)	(212.1)
Depreciation	(0.6)	(0.6)	—	(14.9)	(1.1)	(1.1)	—	(10.8)
Research and development	(1.8)	(1.1)	(0.7)	(62.5)	(3.2)	(2.1)	(1.1)	(50.4)
Other operating gain	0.1	—	0.1	nm	0.1	—	0.1	nm
Loss from operations	$(0.8)	$(0.3)	$(0.5)	(210.3)%	$(2.4)	$(1.1)	$(1.3)	(113.1)%

nm—not meaningful

Selling, General and Administrative Expense. Stock-based compensation expense included in All Other’s selling, general and administrative expense was $0.4 million and nil in the three months ended January 31, 2013 and 2012, respectively, and $1.7 million and nil in the six months ended January 31, 2013 and 2012, respectively. On September 24, 2012, our Board of Directors approved a grant of 10% of the equity of our subsidiary, ICTI, to Howard Jonas. These ICTI shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the six months ended January 31, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

Currently, we report aggregate results for all of our operating businesses which are not part of IDT Telecom in All Other. Following are the results of operations in the three and six months ended January 31, 2013 and 2012 of Zedge and Fabrix, two of the main businesses included in All Other:

	Three months ended January 31,		Change		Six months ended January 31,		Change
Zedge	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues	$1.6	$1.0	$0.6	62.8%	$2.8	$1.9	$0.9	46.0%
Direct cost of revenues	0.2	0.2	—	28.6	0.5	0.4	(0.1)	(38.5)
Gross profit	1.4	0.8	0.6	71.0	2.3	1.5	0.8	47.6
Selling, general and administrative	1.0	0.6	(0.4)	(58.4)	1.8	1.2	(0.6)	(49.9)
Depreciation	0.2	0.2	—	(22.4)	0.4	0.3	(0.1)	(21.7)
Income from operations	$0.2	$—	$0.2	984.1%	$0.1	$—	$0.1	167.4%

	Three months ended January 31,		Change		Six months ended January 31,		Change
Fabrix	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues	$2.8	$1.0	$1.8	177.3%	$5.3	$1.6	$3.7	223.7%
Direct cost of revenues	0.3	0.2	(0.1)	(23.8)	0.6	0.5	(0.1)	(29.5)
Gross profit	2.5	0.8	1.7	227.4	4.7	1.1	3.6	298.3
Selling, general and administrative	0.9	0.2	(0.7)	(464.5)	1.2	0.3	(0.9)	(249.4)
Depreciation	—	—	—	(86.4)	0.1	0.1	—	(50.9)
Research and development	1.8	1.1	(0.7)	(62.5)	3.2	2.1	(1.1)	(50.4)
(Loss) income from operations	$(0.2)	$(0.5)	$0.3	55.8%	$0.2	$(1.4)	$1.6	114.3%

Research and Development. Research and development expenses in the three and six months ended January 31, 2013 and 2012 were incurred by Fabrix, our majority-owned venture that develops and licenses a proprietary video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. In the six months ended January 31, 2013 and 2012, Fabrix received cash from these sales of $13.3 million and $0.4 million, respectively. Revenue from these sales is generally being recognized from the date on which delivered orders are accepted by the customer over the term of the related software support agreements. In addition, Fabrix is seeing interest from prospective clients in Europe and other geographies outside of North America.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
General and administrative expenses	$4.4	$3.2	$1.2	36.2%	$7.2	$7.2	$—	(0.3)%
Depreciation and amortization	—	0.1	(0.1)	(72.0)	—	0.2	(0.2)	(71.9)
Other operating (gain)	—	(0.1)	0.1	100.0	—	(0.1)	0.1	100.0
Loss from operations	$4.4	$3.2	$1.2	37.6%	$7.2	$7.3	$(0.1)	(0.7)%

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

General and Administrative. The increase in Corporate general and administrative expenses in the three months ended January 31, 2013 compared to the similar period in fiscal 2012 was primarily due to an increase in charitable contributions as we contributed $0.9 million to the IDT Charitable Foundation in the three months ended January 31, 2013. The slight decrease in Corporate general and administrative expenses in the six months ended January 31, 2013 compared to the similar period in fiscal 2012 was the result of fees charged to Genie for services provided pursuant to the Transition Services Agreement, which reduced Corporate general and administrative expenses by $1.9 million and $0.7 million in the six months ended January 31, 2013 and 2012, respectively, offset by an increase in charitable contributions. We began providing services to Genie in the second quarter of fiscal 2012, following the spin-off of Genie to our stockholders, to facilitate Genie’s transition into a separate publicly-traded company. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses increased from 0.9% in the three months ended January 31, 2012 to 1.1% in the three months ended January 31, 2013 and decreased from 1.0% in the six months ended January 31, 2012 to 0.9% in the six months ended January 31, 2013.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.8 million and $0.9 million in the three months ended January 31, 2013 and 2012, respectively, and $4.0 million and $1.6 million in the six months ended January 31, 2013 and 2012, respectively. On September 24, 2012, our Board of Directors approved a grant of 10% of the equity of our subsidiary, ICTI, to Howard Jonas. These ICTI shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the six months ended January 31, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

At January 31, 2013, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $9.0 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $5.4 million is expected to be recognized in the twelve month period ending January 31, 2014, $1.9 million is expected to be recognized in the twelve month period ending January 31, 2015, $1.0 million is expected to be recognized in the twelve month period ending January 31, 2016 and the remaining $0.7 million is expected to be recognized thereafter through November 2019.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Income (loss) from operations	$5.3	$4.0	$1.3	30.3%	$10.5	$(7.0)	$17.5	249.1%
Interest expense, net	(0.5)	(1.4)	0.9	66.3	(0.3)	(1.9)	1.6	81.1
Other income (expense), net	1.8	(0.4)	2.2	523.1	2.7	(0.2)	2.9	nm
(Provision for) benefit from income taxes	(3.1)	0.7	(3.8)	(561.1)	(5.2)	3.9	(9.1)	(231.3)
Income (loss) from continuing operations	3.5	2.9	0.6	19.3	7.7	(5.2)	12.9	248.5
Discontinued operations, net of tax	—	—	—	—	—	3.0	(3.0)	(100.0)
Net income (loss)	3.5	2.9	0.6	19.3	7.7	(2.2)	9.9	457.4
Net (income) loss attributable to noncontrolling interests	(0.5)	(0.2)	(0.3)	(98.5)	(1.1)	0.5	(1.6)	(331.2)
Net income (loss) attributable to IDT Corporation	$3.0	$2.7	$0.3	11.2%	$6.6	$(1.7)	$8.3	493.2%

nm—not meaningful

Interest Expense, net. The change in interest expense, net in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 was primarily due to a decrease in interest expense.

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2013	2012	2013	2012
	(in millions)
Foreign currency transaction gains	$1.5	$—	$2.0	$0.4
Gain (loss) on investments	0.3	(0.5)	0.6	(0.7)
Other	—	0.1	0.1	0.1
Total other income (expense), net	$1.8	$(0.4)	$2.7	$(0.2)

Income Taxes. The change in income taxes in the three and six months ended January 31, 2013 compared to the similar periods in fiscal 2012 was primarily due to the increase in income from continuing operations before income taxes from $2.3 million in the three months ended January 31, 2012 to $6.6 million in the three months ended January 31, 2013 and from a loss of $9.1 million in the six months ended January 31, 2012 to income of $12.8 million in the six months ended January 31, 2013. In the fourth quarter of fiscal 2012, we determined that it was more likely than not that a portion of our U.S. deferred income tax assets would be realized based on current and projected future profitability of our operations in the United States, therefore the valuation allowance related to those assets was reversed. Because of this reversal, we will record a provision for federal income tax in periods when we have pretax income. This provision will be offset by the utilization of our federal net deferred tax assets. Actual cash taxes paid are expected to be minimal as we continue to utilize our net operating loss carryforwards.

Discontinued Operations, net of tax. Discontinued operations, net of tax, in the six months ended January 31, 2012 included Genie’s net income of $1.0 million for the period from August 1, 2011 through October 28, 2011, the date we completed the Genie spin-off. In addition, discontinued operations, net of tax, in the six months ended January 31, 2012 included a gain of $2.0 million related to the sale of IDT Entertainment to Liberty Media in the first quarter of fiscal 2007. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration that we were eligible to receive for IDT Entertainment based upon any appreciation in its value over the five-year period that ended in August 2011, as well as certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the three months ended January 31, 2013 compared to the similar period in fiscal 2012 was primarily due to the change in the net (income) loss attributable to noncontrolling interests in Fabrix, which changed from a loss of $0.1 million in the three months ended January 31, 2012 to income of $37,000 in the three months ended January 31, 2013, as well as the change in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries, which changed from income of $0.4 million in the three months ended January 31, 2012 to income of $0.6 million in the three months ended January 31, 2013. The change in the net (income) loss attributable to noncontrolling interests in the six months ended January 31, 2013 compared to the similar period in fiscal 2012 was primarily due to the deconsolidation of Genie on October 28, 2011. In the six months ended January 31, 2013 and 2012, net loss attributable to noncontrolling interests in Genie subsidiaries was nil and $0.9 million, respectively. In addition, net (income) loss attributable to noncontrolling interests in Fabrix changed from a loss of $0.3 million in the six months ended January 31, 2012 to income of $0.1 million in the six months ended January 31, 2013.

Liquidity and Capital Resources

General

We currently expect our cash flow from operations in the next twelve months and the balance of cash, cash equivalents and short-term investments that we held as of January 31, 2013 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending January 31, 2014.

As of January 31, 2013, we had cash and cash equivalents of $150.6 million and a deficit in working capital (current liabilities in excess of current assets) of $24.2 million. As of January 31, 2013, we also had $6.9 million in investments in hedge funds, of which $0.1 million was included in “Investments-short term” and $6.8 million was included in “Investments-long-term” in our consolidated balance sheet.

As of January 31, 2013, we had aggregate restricted cash and cash equivalents of $34.8 million, of which $23.4 million was included in “Restricted cash and cash equivalents-short term” and $11.4 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include, among other amounts, restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will increase significantly in fiscal 2013.

We are in active negotiations with the lender on the mortgage note secured by our building at 520 Broad Street, Newark, New Jersey. If the parties reach acceptable terms and conditions regarding the amount to be paid in satisfaction, we are considering repaying the debt during the third or fourth quarters of fiscal 2013. The nominal outstanding principal amount was $21.7 million as of January 31, 2013. If negotiations are successful, the funds to repay the note will come from cash on hand, or other financing resources.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. We expect to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

	Six months ended January 31,
	2013	2012
	(in millions)
Cash flows provided by (used in):
Operating activities	$38.2	$6.5
Investing activities	(20.3)	(0.5)
Financing activities	(20.8)	(115.2)
Effect of exchange rate changes on cash and cash equivalents	2.0	(1.8)
Decrease in cash and cash equivalents from continuing operations	(0.9)	(111.0)
Discontinued operations	—	(2.9)
Decrease in cash and cash equivalents	$(0.9)	$(113.9)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In the six months ended January 31, 2013 and 2012, Fabrix received $13.3 million and $0.4 million, respectively, in cash from sales of software licenses and support services.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in connection with this matter.

We are subject to audits in various jurisdictions for various taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax and property tax. As of January 31, 2013, we had accrued an aggregate of $0.2 million related to certain of these audits. The following is a summary of the recently resolved audits:

●
In December 2010, the New Jersey Division of Taxation filed a Certificate of Debt related to a sales and use tax audit of IDT Domestic Telecom, Inc. that resulted in the entry of a judgment in the amount of $2.1 million, which allows the Division of Taxation to place a lien or levy on our assets. In January 2013, we completed a settlement of this audit with the Division of Taxation, and we paid $0.6 million.

●
In May 2011, we received a Notice of Proposed Assessment from the Florida Department of Revenue related to communications services tax that included an aggregate assessment of tax and interest of $2.7 million. In November 2012, we agreed to resolve this matter and paid $0.3 million.

At January 31, 2013, we have accrued for the estimated loss from audits for which it is probable that a liability has been incurred, however amounts asserted by taxing authorities or the amount ultimately assessed against us could be greater than the accrued amounts. Accordingly, additional provisions may be recorded in the future as revised estimates are made or underlying matters are settled or resolved. Imposition of assessments as a result of audits related to these other taxes could have an adverse effect on our results of operations, cash flows and financial condition.

Investing Activities

Our capital expenditures were $7.5 million in the six months ended January 31, 2013 compared to $4.4 million in the six months ended January 31, 2012. We currently anticipate that total capital expenditures for the twelve month period ending January 31, 2014 will be in the $11 million to $23 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash and cash equivalents on hand.

We used cash of $1.1 million in the six months ended January 31, 2013 for additional investments.

We received $0.1 million and $3.0 million in the six months ended January 31, 2013 and 2012, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Restricted cash and cash equivalents increased $12.7 million and $2.6 million in the six months ended January 31, 2013 and 2012, respectively. Our restricted cash and cash equivalents were primarily collateral for letters of credit and restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank.

We received cash of $3.5 million in the six months ended January 31, 2012 from the maturity of certificates of deposit.

Financing Activities

In the six months ended January 31, 2013, we paid cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total. In the six months ended January 31, 2012, we paid cash dividends of $0.36 per share on our Class A common stock and Class B common stock, or $8.2 million in total. The dividends paid in the six months ended January 31, 2013 included a special dividend of $0.60 per share. We suspended payment of our regular $0.15 per share quarterly dividends for the remainder of fiscal 2013.

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

We distributed cash of $0.8 million and $0.7 million in the six months ended January 31, 2013 and 2012, respectively, to the noncontrolling interests in subsidiaries.

In December 2012, a wholly-owned subsidiary of ours purchased shares of Fabrix for cash of $1.8 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 4.5% of the equity in Fabrix, which increased our ownership in Fabrix to 86.1% from 81.6%.

On November 21, 2012, our subsidiary, Zedge, sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.17% from 11.1%. On November 15, 2011, Zedge sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

Repayments of capital lease obligations were nil and $1.8 million in the six months ended January 31, 2013 and 2012, respectively. We also repaid $0.1 million and $0.2 million of other borrowings in the six months ended January 31, 2013 and 2012, respectively.

In the six months ended January 31, 2013, we paid $0.3 million to repurchase 30,998 shares of our Class B common stock and in the six months ended January 31, 2012, we paid $0.2 million to repurchase 22,687 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In the six months ended January 31, 2013, we repurchased 77,843 shares of our Class B common stock for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the six months ended January 31, 2012. As of January 31, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

Effective July 30, 2012, our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding will bear interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $70.0 million. At January 31, 2013, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $32.9 million.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $86.8 million at January 31, 2013 from $96.1 million at July 31, 2012 primarily due to a $8.4 million decrease in Fabrix’ gross trade accounts receivable balance as well as a $1.4 million decrease in IDT Telecom’s gross trade accounts receivable balance. The decrease in Fabrix’ gross trade accounts receivable balance was due to the receipt of $12.0 million in August 2012 from sales of software licenses in June 2012. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to offsets of certain receivable balances against payables to the same customers, partially offset by amounts billed in the six months ended January 31, 2013 in excess of collections during the period.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 16.7% at January 31, 2013 and 13.6% at July 31, 2012 as a result of a $1.5 million increase in the IDT Telecom allowance for doubtful accounts and the decline in the gross trade accounts receivable balances at Fabrix and IDT Telecom.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of January 31, 2013:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$8.6	$4.0	$3.2	$1.0	$0.4
Purchase commitments	1.5	1.5	—	—	—
Notes payable (including interest)	43.6	3.0	11.5	4.2	24.9
Total contractual obligations	$53.7	$8.5	$14.7	$5.2	$25.3

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$7.0	$2.2	$4.8	$—	$—

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

IDT Payment Services has performance bonds issued through a third party for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses. At January 31, 2013, IDT Payment Services had aggregate performance bonds of $8.2 million outstanding.

Item 3.         Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 24% and 31% of our consolidated revenues from continuing operations for the six months ended January 31, 2013 and 2012, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S.-Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in hedge funds for strategic and speculative purposes. As of January 31, 2013, the carrying value of such investments was $6.9 million. We liquidated most of our investment in hedge funds in recent years. The remaining balances are subject to time restrictions. We anticipate liquidating the remaining balances when the restrictions lapse. Investments in hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the managers of the hedge funds in which we have invested will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our hedge fund investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.         Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 8 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.      Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2012 except for the following:

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We collect and store personally identifiable information about our financial services customers, and we maintain a database of cardholder data relating to specific transactions, in order to process transactions and prevent fraud. We face the risk, as does any company, of a security breach, whether through cyber attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customer’s information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.  We rely upon third parties for some transaction processing services, which subjects us and our financial services and other customers to risks related to the vulnerabilities of those third parties.

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

An increasingly significant portion of our telecom transactions are processed using credit cards and similar payment methods. As we shift from sales through our traditional distribution channels to newer platforms, including Boss Revolution and platforms utilized by our financial services business, that portion is expected to increase and that growth is dependent on utilizing such payment methods. The banks, credit card companies and other relevant parties are imposing strict system and other requirements in order to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors' failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements related to our financial services business, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well. Further, as we move into more payment and financial services in addition to services and products that are solely telecom related, those operations may be subject to different and more stringent requirements by regulators and trade organizations in various jurisdictions. Our financial services unit is subject to federal and state banking regulations and we are also subject to further regulation by those states in which we are licensed as a money transmitter. We do not believe that our distributors are themselves required to become licensed as money transmitters in order to engage in their normal business activities. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other distribution partners. Some states are aggressively enforcing their regulations, which can lead to us being required to spend extensive time and resources gathering information and complying with requests, and can lead to fines or restrictions on activities. Such a development could have an adverse impact on our business. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to carry on and grow our Retail Communications and Payment Services operations.

Our financial services unit is subject to regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal laws impose substantial regulations on financial institutions that are designed to prevent money laundering and the financing of terrorist organizations. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of these laws or the enactment of more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational or other harm that would have a material adverse impact on our business.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1–30, 2012 (2)	3,030	$9.06	—	5,064,792
December 1–31, 2012	—	$—	—	5,064,792
January 1–31, 2013 (2)	23,301	$9.68	—	5,064,792

Total	26,331	$9.60	—

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

(2)
Consists of 26,331 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 3.         Defaults upon Senior Securities

None

Item 4.         Mine Safety Disclosures

Not applicable

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit Number	Description

10.01(1)	Stock Grant Agreement between the Registrant and Howard Jonas, dated December 27, 2012.

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

(1)	Incorporated by reference to Form 8-K, filed December 31, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 12, 2013	By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board and Chief Executive Officer

March 12, 2013	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)