Form 10-Q
period 2013-04-30
IDT CORP
filed 2013-06-10
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 4, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,324,715 shares outstanding (excluding 2,878,483 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	April 30, 2013	July 31, 2012
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$152,081	$151,504
Restricted cash and cash equivalents—short-term	29,058	12,636
Marketable securities	10,830	—
Trade accounts receivable, net of allowance for doubtful accounts of $13,428 at April 30, 2013 and $13,055 at July 31, 2012	63,994	83,054
Prepaid expenses	22,210	18,800
Deferred income tax assets, net—current portion	2,799	5,142
Other current assets	12,120	17,522

Total current assets	293,092	288,658
Property, plant and equipment, net	85,435	85,567
Goodwill	14,778	14,614
Other intangibles, net	1,449	1,907
Investments	9,819	7,133
Restricted cash and cash equivalents—long-term	9,471	9,466
Deferred income tax assets, net—long-term portion	22,298	31,744
Other assets	10,065	12,025

Total assets	$446,407	$451,114

Liabilities and equity
Current liabilities:
Trade accounts payable	$33,120	$39,845
Accrued expenses	151,000	161,266
Deferred revenue	89,923	84,588
Customer deposits	25,213	10,524
Income taxes payable	1,657	1,337
Notes payable—current portion	21,831	560
Other current liabilities	3,709	3,245

Total current liabilities	326,453	301,365
Notes payable—long-term portion	6,689	29,716
Other liabilities	8,147	17,308

Total liabilities	341,289	348,389
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2013 and July 31, 2012	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,151 and 24,112 shares issued and 21,273 and 21,342 shares outstanding at April 30, 2013 and July 31, 2012, respectively	242	241
Additional paid-in capital	399,379	395,869
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,878 and 2,770 shares of Class B common stock at April 30, 2013 and July 31, 2012, respectively	(98,836)	(97,757)
Accumulated other comprehensive income	1,630	202
Accumulated deficit	(198,224)	(196,358)

Total IDT Corporation stockholders’ equity	104,224	102,230
Noncontrolling interests	894	495

Total equity	105,118	102,725

Total liabilities and equity	$446,407	$451,114

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$397,221	$379,719	$1,209,491	$1,121,945
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	331,178	319,811	1,010,941	945,528
Selling, general and administrative (i)	55,229	51,254	166,854	154,589
Depreciation and amortization	3,972	4,163	10,972	12,836
Research and development	1,717	1,191	4,918	3,320

Total costs and expenses	392,096	376,419	1,193,685	1,116,273
Other operating gains (losses), net	9,601	(1,138)	9,401	(10,540)

Income (loss) from operations	14,726	2,162	25,207	(4,868)
Interest expense, net	(443)	(434)	(790)	(2,262)
Other income (expense), net	2,433	(564)	5,133	(804)

Income (loss) from continuing operations before income taxes	16,716	1,164	29,550	(7,934)
(Provision for) benefit from income taxes	(7,592)	2,285	(12,763)	6,224

Income (loss) from continuing operations	9,124	3,449	16,787	(1,710)
Discontinued operations, net of tax:
Income from discontinued operations	—	—	—	1,015
Income on sale of discontinued operations	—	—	—	2,000

Total discontinued operations	—	—	—	3,015

Net income	9,124	3,449	16,787	1,305
Net (income) loss attributable to noncontrolling interests	(433)	(460)	(1,529)	14

Net income attributable to IDT Corporation	$8,691	$2,989	$15,258	$1,319

Amounts attributable to IDT Corporation common stockholders:
Income (loss) from continuing operations	$8,691	$2,989	$15,258	$(2,591)
Income from discontinued operations	—	—	—	3,910

Net income	$8,691	$2,989	$15,258	$1,319

Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income (loss) from continuing operations	$0.42	$0.14	$0.73	$(0.13)
Income from discontinued operations	—	—	—	0.19

Net income	$0.42	$0.14	$0.73	$0.06

Weighted-average number of shares used in calculation of basic earnings per share	20,905	21,041	20,847	20,633

Diluted:
Income (loss) from continuing operations	$0.39	$0.14	$0.69	$(0.13)
Income from discontinued operations	—	—	—	0.19

Net income	$0.39	$0.14	$0.69	$0.06

Weighted-average number of shares used in calculation of diluted earnings per share	22,360	22,084	22,178	20,633

Dividends declared per common share	$—	$0.15	$0.75	$0.51

(i) Stock-based compensation included in selling, general and administrative expenses	$1,601	$1,007	$5,631	$2,623

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$9,124	$3,449	$16,787	$1,305
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	—	—	—	4
Foreign currency translation adjustments	(1,892)	1,933	1,381	(896)

Other comprehensive (loss) income	(1,892)	1,933	1,381	(892)

Comprehensive income	7,232	5,382	18,168	413
Comprehensive income attributable to noncontrolling interests	(433)	(474)	(1,482)	(5)

Comprehensive income attributable to IDT Corporation	$6,799	$4,908	$16,686	$408

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$16,787	$1,305
Adjustments to reconcile net income to net cash provided by operating activities:
Net income from discontinued operations	—	(3,015)
Depreciation and amortization	10,972	12,836
Deferred income taxes	11,788	(997)
Provision for doubtful accounts receivable	2,514	1,322
Gain on sale of rights in wireless spectrum licenses	—	(5,330)
Interest in the equity of investments	(1,541)	(1,029)
Stock-based compensation	5,631	2,623
Change in assets and liabilities:
Trade accounts receivable	16,873	15,605
Prepaid expenses, other current assets and other assets	5,230	2,910
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(25,602)	3,197
Customer deposits	12,977	3,640
Income taxes payable	320	(4,188)
Deferred revenue	4,599	2,089

Net cash provided by operating activities	60,548	30,968
Investing activities
Capital expenditures	(10,928)	(7,428)
Deposit on purchase of leasehold interest in building	(950)	—
Collection of notes receivable	750	—
Increase in investments	(1,219)	—
Proceeds from sale and redemption of investments	107	3,165
Increase in restricted cash and cash equivalents	(16,723)	(718)
Purchase of marketable securities	(14,130)	—
Proceeds from maturities of marketable securities	3,285	—
Proceeds from sale of rights in wireless spectrum licenses	—	6,800
Proceeds from maturities of certificates of deposit	—	3,540

Net cash (used in) provided by investing activities	(39,808)	5,359
Financing activities
Dividends paid	(17,124)	(11,599)
Cash of subsidiaries deconsolidated as a result of the Genie spin-off	—	(104,243)
Distributions to noncontrolling interests	(1,545)	(1,180)
Purchases of stock of subsidiary	(1,804)	—
Proceeds from sale of stock of subsidiary	145	133
Repayments of capital lease obligations	—	(1,781)
Repayments of borrowings	(180)	(273)
Repurchases of Class B common stock	(1,078)	(210)

Net cash used in financing activities	(21,586)	(119,153)
Discontinued operations
Net cash used in operating activities	—	(889)
Net cash used in investing activities	—	(2,048)

Net cash used in discontinued operations	—	(2,937)
Effect of exchange rate changes on cash and cash equivalents	1,423	(2,068)

Net increase (decrease) in cash and cash equivalents	577	(87,831)
Cash and cash equivalents at beginning of period	151,504	244,301

Cash and cash equivalents at end of period	$152,081	$156,470

Supplemental schedule of non-cash investing and financing activities
Escrow account overages included in other current assets used to reduce notes payable	$1,340	$—

Net assets excluding cash and cash equivalents of subsidiaries deconsolidated as a result of the Genie spin-off	$—	$18,803

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2013. The balance sheet at July 31, 2012 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2012, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2013 refers to the fiscal year ending July 31, 2013).

On May 6, 2013, the Company announced its intention to spin-off its wholly-owned subsidiary Straight Path Communications Inc. (“Straight Path”), to the Company’s stockholders. Straight Path will hold the Company’s interests in Straight Path Spectrum, Inc. (formerly IDT Spectrum, Inc.) and Straight Path IP Group, Inc. (formerly Innovative Communications Technologies, Inc.). Also on May 6, 2013, Straight Path filed a Form 10 registration statement including an initial Information Statement to be sent to the Company’s stockholders, with the SEC. The intent is that Straight Path will be spun-off to the Company’s stockholders as a newly publicly traded company by way of a pro rata distribution of Straight Path’s Class A common stock and Class B common stock to the Company’s stockholders. In the distribution, the Company’s stockholders will receive one share of Straight Path Class A common stock for every five shares of the Company’s Class A common stock and one share of Straight Path Class B common stock for every five shares of the Company’s Class B common stock held on the record date for the spin-off. In connection with the planned spin-off, the Company expects to transfer cash to Straight Path prior to the spin-off such that Straight Path will have approximately $15 million in cash at the time of the spin-off. Completion of the spin-off is subject to final approval by the Company’s Board of Directors, and effectiveness of the Form 10 registration statement filed with the SEC. The Company expects to receive a favorable opinion as to the spin-off’s tax-free status prior to consummation. The Company’s Board of Directors reserves the right to amend, modify or abandon the spin-off and the related transactions at any time prior to the distribution date.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.2 million and $0.3 million in the three months ended April 30, 2013 and 2012, respectively, and $0.7 million and $0.9 million in the nine months ended April 30, 2013 and 2012, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of operations.

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

The Company received a ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, the Company and the Company’s stockholders under Section 355 of the Internal Revenue Code of 1986 (the “Code”). In addition to obtaining the IRS ruling, the Company received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Code.

In connection with the Genie spin-off, the Company funded Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash.

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

The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses were reduced by $1.0 million and $0.8 million in the three months ended April 30, 2013 and 2012, respectively, and $3.2 million and $1.8 million in the nine months ended April 30, 2013 and 2012, respectively, as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of the Company’s foreign subsidiaries. At April 30, 2013 and July 31, 2012, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.7 million.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income of Genie and subsidiaries, which are included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Revenues	$—	$—	$—	$45,796

Income before income taxes	$—	$—	$—	$2,609

Net income	$—	$—	$—	$1,015

Note 3—Other Operating Gains (Losses), Net

The following table summarizes the other operating gains (losses), net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Telecom Platform Services-gains (losses) related to legal matters, net (see Note 9)	$9,601	$(6,468)	$9,251	$(6,698)
Telecom Platform Services-gain on settlement of claim (a)	—	—	—	1,750
Telecom Platform Services-loss on settlement of litigation (b)	—	—	—	(11,022)
All Other-gain on settlement of claim	—	—	150	—
All Other-gain on sale of rights in wireless spectrum licenses (c)	—	5,330	—	5,330
Corporate-other	—	—	—	100

Total	$9,601	$(1,138)	$9,401	$(10,540)

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

(c) In March and April 2012, the Company’s subsidiary Straight Path Spectrum closed on the sale of rights in spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. The Company received cash of $6.8 million in exchange for the rights in the licenses and recorded a gain of $5.3 million on the sale.

Note 4—Marketable Securities

 The following is a summary of marketable securities at April 30, 2013. The Company did not have any marketable securities at July 31, 2012.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
Certificates of deposit*	$6,247	$—	$—	$6,247
Federal Farm Credit Bank debt security	260	—	—	260
Municipal bonds	4,323	—	—	4,323

Total	$10,830	$—	$—	$10,830

*Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities of available-for-sale securities were $3.3 million and nil in the nine months ended April 30, 2013 and 2012, respectively. There were no realized gains or losses from sales of available-for-sale securities in the nine months ended April 30, 2013 and 2012. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale securities at April 30, 2013 were as follows:

Fair Value
(in thousands)
Within one year	$10,830
After one year through five years	—
After five years through ten years	—
After ten years	—

Total	$10,830

Note 5—Fair Value Measurements

The following table presents the balance of assets at April 30, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Available-for-sale securities	$—	$10,830	$—	$10,830

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

At April 30, 2013, the Company did not have any liabilities measured at fair value on a recurring basis. At April 30, 2013 and July 31, 2012, the Company had $7.8 million and $6.4 million, respectively, in investments in hedge funds, of which $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $7.7 million and $6.3 million, respectively, were included in “Investments—long-term” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, customer deposits, notes payable—current portion and other current liabilities. At April 30, 2013 and July 31, 2012, the carrying amount of these assets approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At April 30, 2013 and July 31, 2012, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Other liabilities. At April 30, 2013 and July 31, 2012, the carrying amount of other liabilities approximated fair value. The fair value was estimated based on the Company’s assumptions, which was classified as Level 3 of the fair value hierarchy.

It is not practicable to estimate the fair value of the Company’s notes payable—long-term portion at April 30, 2013 and July 31, 2012 without incurring excessive cost. Notes payable—long-term portion included the following: (1) a term loan with a carrying amount of $6.7 million and $6.9 million (excluding the current portion) at April 30, 2013 and July 31, 2012, respectively, that bears interest at the rate of 5.6% per annum, and is payable in monthly installments of principal and interest of $0.1 million and a final installment of $6.4 million payable on September 1, 2015, which is secured by a mortgage on a building in Piscataway, New Jersey, and (2) a note payable with a carrying amount of nil and $22.8 million (excluding the current portion) at April 30, 2013 and July 31, 2012, respectively, that incurred interest at the rate of 8.9% per annum, provided, however, until March 31, 2013, the Company only paid interest at the rate of 6.9% per annum, the interest of 2.0% per annum that accrued was added to the principal balance (in an aggregate amount of $1.9 million), monthly payments of principal and interest of $0.2 million were scheduled to begin in April 2013 and a final payment of $20.4 million was due on April 1, 2020, which was secured by a mortgage on the building at 520 Broad Street, Newark, New Jersey. This note payable was repaid on May 1, 2013 (see Note 13).

The Company’s investments-long-term at April 30, 2013 and July 31, 2012 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $2.3 million and $1.1 million at April 30, 2013 and July 31, 2012, respectively, which the Company believes was not impaired.

Note 6—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2013
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2012	$102,230	$495	$102,725
Dividends declared ($0.75 per share)	(17,124)	—	(17,124)
Restricted Class B common stock purchased from employees	(300)	—	(300)
Repurchases of Class B common stock through repurchase program	(778)	—	(778)
Distributions to noncontrolling interests	—	(1,545)	(1,545)
Purchases of stock of subsidiary	(1,795)	(9)	(1,804)
Sale of stock of subsidiary	(58)	203	145
Stock-based compensation	5,363	268	5,631
Comprehensive income:
Net income	15,258	1,529	16,787
Foreign currency translation adjustments	1,428	(47)	1,381

Comprehensive income	16,686	1,482	18,168

Balance, April 30, 2013	$104,224	$894	$105,118

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

Stock-Based Compensation

On September 24, 2012, the Company’s Board of Directors approved a grant of 10% of the equity of the Company’s subsidiary, Straight Path IP Group to Howard Jonas. These Straight Path IP Group shares vested immediately. The Company recorded stock-based compensation expense of $1.2 million in the nine months ended April 30, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In the nine months ended April 30, 2013, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the nine months ended April 30, 2012. As of April 30, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Basic weighted-average number of shares	20,905	21,041	20,847	20,633
Effect of dilutive securities:
Non-vested restricted Class B common stock	1,455	1,043	1,331	—

Diluted weighted-average number of shares	22,360	22,084	22,178	20,633

The following shares were excluded from the diluted earnings per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	703	565	703	704
Non-vested restricted Class B common stock	—	—	—	1,758

Shares excluded from the calculation of diluted earnings per share	703	565	703	2,462

For the three months ended April 30, 2013 and 2012 and the nine months ended April 30, 2013, outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the nine months ended April 30, 2012, the diluted earnings per share equals basic earnings per share because the Company had a loss from continuing operations and the impact of the assumed exercise of stock options and assumed vesting of restricted stock would have been anti-dilutive.

Note 8—Business Segment Information

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

The Telecom Platform Services segment provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. All Other includes (1) Zedge, which operates a service accessible online and through both an Android and iOS app that provides mobile game discovery and personalization content such as ringtones and wallpapers, (2) Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) Straight Path Spectrum, which holds, leases and markets fixed wireless spectrum licenses, (4) Straight Path IP Group, which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property, (5) the Company’s real estate holdings, and (6) other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended April 30, 2013
Revenues	$388,939	$3,427	$4,855	$—	$397,221
Income (loss) from operations	19,314	341	(1,555)	(3,374)	14,726

Three Months Ended April 30, 2012
Revenues	$372,102	$4,585	$3,032	$—	$379,719
(Loss) income from operations	(125)	977	4,330	(3,020)	2,162

Nine Months Ended April 30, 2013
Revenues	$1,183,731	$11,156	$14,604	$—	$1,209,491
Income (loss) from operations	38,404	1,377	(3,993)	(10,581)	25,207

Nine Months Ended April 30, 2012
Revenues	$1,098,755	$14,949	$8,241	$—	$1,121,945
(Loss) income from operations	(961)	3,186	3,185	(10,278)	(4,868)

Telecom Platform Services’ income from operations in the three and nine months ended April 30, 2013 included net gains of $9.6 million and $9.3 million, respectively, related to legal matters. Telecom Platform Services’ loss from operations in the three and nine months ended April 30, 2012 included an aggregate of $6.5 million and $6.7 million, respectively, for estimated losses from pending litigation. In addition, Telecom Platform Services’ loss from operations in the nine months ended April 30, 2012 included a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 3), offset by a $1.8 million gain from the Broadstripe, LLC settlement (see Note 3).

All Other’s loss from operations in the nine months ended April 30, 2013 included a gain of $0.2 million from the settlement of a claim. All Other’s income from operations in the three and nine months ended April 30, 2012 included a gain of $5.3 million from the sale of rights in wireless spectrum partitioned and/or disaggregated from eight spectrum licenses (see Note 3).

Note 9—Legal Proceedings

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. Post-judgment interest continues to accrue at an annual rate of 0.11% on the $10.1 million awarded in the judgment. Notwithstanding confidence in the merits of its appeal, the Company has completed a design-around of certain of the card encoding schemes at issue in an attempt to avoid infringement of the Alexsam patents, and the Company does not expect that the jury’s decision will have a material impact on its future business operations. On September 1, 2011, Alexsam filed a related action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. A bench trial was held on April 1-2, 2013. We await the Court’s decision. On October 28, 2011, the Company filed a notice of appeal and on November 1, 2011, Alexsam filed a notice of cross-appeal. On May 20, 2013, the Federal Circuit Court of Appeals ruled on behalf of the Company that it did not infringe the Alexsam patents.  The Court also affirmed that the Company was licensed to use Alexsam’s patents for activations of certain phone and gift cards. However, the Court denied the remainder of the appeal. The Court remanded the case to the District Court for a recalculation of damages. The Company estimates that the damages may be reduced by approximately 50% exclusive of interest. In the second and fourth quarters of fiscal 2012, the Company recorded an aggregate of $10.8 million in expenses related to this matter.

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

Aerotel, Ltd. (“Aerotel”) and the Company are parties to a Settlement Agreement dated June 29, 2009 (the “2009 Settlement Agreement”). The 2009 Settlement Agreement resulted from a lawsuit filed by Aerotel against the Company in 2008, which was a by-product of a complaint originally filed by Aerotel and its affiliates against the Company in 2003. The initial 2003 claim was settled in 2007 with the Company’s agreement to pay Aerotel $15 million in cash, and to make available to Aerotel calling cards or PINS over time with potential termination costs of up to $15 million, subject to certain other conditions. On October 27, 2010, Aerotel served the Company with a Notice of Arbitration and Statement of Claim referring disputes related to the 2009 Settlement Agreement to the CPR Institute for Dispute Resolution. The Statement of Claim alleged breach of contract, anticipatory breach, breach of covenant of good faith and fair dealing, common law fraud, negligence and deceptive business practices and sought damages of at least $25 million and attorneys’ fees. The arbitration panel, in its Interim Award, did not find recoverable breaches on many of Aerotel’s claims, and did not award restitution to Aerotel. The panel found that the Company is required to compensate Aerotel for lost profits on a portion of the sales of international calling cards it was to make under the 2009 Settlement Agreement. The parties submitted updated damages calculations based on various requests from the panel. On March 15, 2013, the panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. On May 15, 2013, the Company filed its opposition to the Motion to Vacate the Arbitration Awards. Aerotel filed its reply on June 5, 2013.

The Company is the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer. The Company has been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company that are based on applicable statutes, the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company. Upon enforcement of the judgments in these cases, the Company was required to transfer security deposits to the court. The security deposit for each of the Lycatel and Mox cases was €250,000 ($0.3 million at April 30, 2013) and €1.5 million ($2.0 million at April 30, 2013) respectively. The Company requested release of both security deposits. The court approved the release of the Lycatel security deposit to the Company. Mox is attempting to block the release of the Mox security deposit. The Company believes that it should succeed in retrieving the majority of the Mox deposit.

As of April 30, 2013, the Company had an aggregate of $15.4 million accrued for the Alexsam, Southwestern Bell, Aerotel and Lycatel/Mox matters (see Note 3). As of April 30, 2013, the Company’s reasonably possible liability above the aggregate amount that had been accrued for these matters was $8.5 million.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court which granted Tyco’s motion to dismiss the Company’s complaint. On January 31, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which the Company opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals.

On April 1, 2004, D. Michael Jewett, a former employee with whom the Company entered into a confidential settlement agreement in November 2010, sent a copy of the complaint he had filed against the Company to the United States Attorney’s Office. In the complaint, Jewett had alleged, among other things, that improper payments were made to foreign officials in connection with an IDT Telecom contract. As a result, the Department of Justice (“DOJ”), the SEC and the United States Attorney in Newark, New Jersey conducted an investigation of this matter. The Company and the Audit Committee of the Company’s Board of Directors initiated independent investigations, by outside counsel, regarding certain of the matters raised in the Jewett complaint and in these investigations. Neither the Company’s nor the Audit Committee’s investigations have found any evidence that the Company made any such improper payments to foreign officials. In March 2013, the Company was informed by the DOJ and SEC that they closed their investigations related to this matter.

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

Note 10—Line of Credit Facility

Effective July 30, 2012, the Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $70.0 million. In March 2013, IDT Telecom borrowed $8.0 million, which incurred interest at LIBOR plus 150 basis points, or 1.7037% per annum. In April 2013, IDT Telecom repaid the $8.0 million. At April 30, 2013, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $54.5 million.

Note 11—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.3 million as of April 30, 2013.

Letters of Credit

As of April 30, 2013, the Company had letters of credit outstanding totaling $6.2 million primarily for collateral to secure mortgage repayments and a settlement agreement payment. The letters of credit outstanding as of April 30, 2013 expire as follows: $3.4 million in the twelve month period ending April 30, 2014 and $2.8 million in August 2015.

Surety and Performance Bonds

The Company has a surety bond outstanding related to the $10.1 million Alexsam judgment (see Note 9). In addition, IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2013, the Company had aggregate surety and performance bonds of $22.1 million outstanding.

Customer Deposits

As of April 30, 2013 and July 31, 2012, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $25.2 million and $10.5 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	April 30, 2013	July 31, 2012
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$3,495	$1,430
IDT Financial Services customer deposits	25,294	11,154
Other	269	52

Total short-term	29,058	12,636
Restricted cash and cash equivalents-long-term
Letters of credit related	2,767	2,763
IDT Financial Services related	6,704	6,703

Total long-term	9,471	9,466

Total restricted cash and cash equivalents	$38,529	$22,102

Note 12—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2013	2012	2013	2012
	(in thousands)
Foreign currency transaction gains (losses)	$1,521	$(2,372)	$3,566	$(1,901)
Gain on investments	960	1,827	1,565	1,037
Other	(48)	(19)	2	60

Total other income (expense), net	$2,433	$(564)	$5,133	$(804)

Note 13—520 Broad Street Building and Note Payable

At April 30, 2013, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey was $42.4 million. As a result of events and changes in circumstances that may result in projected cash flows to be derived from these assets to differ from previous assumptions, the Company began an evaluation of the recoverability of their carrying value. The Company is currently in the process of estimating the projected undiscounted cash flows to be derived from the land, building and improvements. Since the Company could not reasonably estimate the fair value of the land, building and improvements, the Company did not make any adjustments to their carrying value in the third quarter of fiscal 2013. The Company expects to complete its valuation and recoverability analysis during the fourth quarter of fiscal 2013, and, if and to the extent an impairment is determined to have occurred, it will, accordingly, adjust the carrying value of these assets to their fair value at such time.

On April 30, 2013, the Company and the holder of the note payable secured by a mortgage on the 520 Broad Street building (the “Lender”) entered into an agreement to settle all disputes between the Company and Lender. In connection with this agreement, on May 1, 2013, the Company paid the Lender $21.1 million and the Lender released the Company from the note and discharged the mortgage. At April 30, 2013, the note payable balance of $21.3 million, which was net of reserve and escrow balances of $0.6 million that the Company and the Lender agreed to apply to the amount owed on the note, was classified as “Notes payable—current portion” in the accompanying consolidated balance sheet. In addition, in the fourth quarter of fiscal 2013, the Company recognized a gain of $0.2 million on the modification and early termination of the note payable.

Note 14—Recently Issued Accounting Standards Not Yet Adopted

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

Overview

We are a multinational holding company with operations primarily in the telecommunications industry. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. All other operating segments that are not reportable individually are included in All Other. All Other includes (1) Zedge Holdings, Inc., or Zedge, which operates a service accessible online and through both an Android and iOS app that provides mobile game discovery and personalization content such as ringtones and wallpapers, (2) Fabrix T.V., Ltd., or Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, (3) Straight Path Spectrum, Inc. (formerly IDT Spectrum, Inc.), or Straight Path Spectrum, which holds, leases ands markets fixed wireless spectrum licenses, (4) Straight Path IP Group, Inc. (formerly Innovative Communications Technologies, Inc.) or Straight Path IP Group, which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property, (5) our real estate holdings, and (6) other smaller businesses.

On May 6, 2013, we announced our intention to spin-off our wholly-owned subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. Straight Path will hold our interests in Straight Path Spectrum and Straight Path IP Group. Also on May 6, 2013, Straight Path filed a Form 10 registration statement including an initial Information Statement to be sent to our stockholders, with the SEC. The intent is that Straight Path will be spun-off to our stockholders as a newly publicly traded company by way of a pro rata distribution of Straight Path’s Class A common stock and Class B common stock to our stockholders. In the distribution, our stockholders will receive one share of Straight Path Class A common stock for every five shares of our Class A common stock and one share of Straight Path Class B common stock for every five shares of our Class B common stock held on the record date for the spin-off. In connection with the planned spin-off, we expect to transfer cash to Straight Path prior to the spin-off such that Straight Path will have approximately $15 million in cash at the time of the spin-off. Completion of the spin-off is subject to final approval by our Board of Directors, and effectiveness of the Form 10 registration statement filed with the SEC. We expect to receive a favorable opinion as to the spin-off’s tax-free status prior to consummation. Our Board of Directors reserves the right to amend, modify or abandon the spin-off and the related transactions at any time prior to the distribution date.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.8% and 99.3% of our total revenues from continuing operations in the nine months ended April 30, 2013 and 2012, respectively.

Telecom Platform Services, which represented 99.1% and 98.7% of IDT Telecom’s total revenues in the nine months ended April 30, 2013 and 2012, respectively, markets and distributes multiple communications and payment services across four business categories, including:

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

In fiscal 2013, our subsidiary, IDT Payment Services, applied for money remittance licenses in most states in the United States. To date, IDT Payment Services received approvals to start transacting in over thirty states. As a licensed money transmitter, IDT Payment Services will be regulated by the states where it holds licenses and by federal law.

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

We received a ruling from the Internal Revenue Service substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, us and our stockholders under Section 355 of the Internal Revenue Code of 1986. In addition to obtaining the IRS ruling, we received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

In connection with the Genie spin-off, we funded Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash.

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

Our selling, general and administrative expenses were reduced by $1.0 million and $0.8 million in the three months ended April 30, 2013 and 2012, respectively, and $3.2 million and $1.8 million in the nine months ended April 30, 2013 and 2012, respectively, as a result of the fees we charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to certain of our foreign subsidiaries. At April 30, 2013 and July 31, 2012, other current assets reported in our consolidated balance sheet included receivables from Genie of $0.7 million.

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

520 Broad Street Building and Note Payable

At April 30, 2013, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey was $42.4 million. As a result of events and changes in circumstances that may result in projected cash flows to be derived from these assets to differ from previous assumptions, we began an evaluation of the recoverability of their carrying value. We are currently in the process of estimating the projected undiscounted cash flows to be derived from the land, building and improvements. Since we could not reasonably estimate the fair value of the land, building and improvements, we did not make any adjustments to their carrying value in the third quarter of fiscal 2013. We expect to complete this valuation and recoverability analysis during the fourth quarter of fiscal 2013, and, if and to the extent an impairment is determined to have occurred, we will, accordingly, adjust the carrying value of these assets to their fair value at such time.

On April 30, 2013, we and the holder of the note payable secured by a mortgage on the 520 Broad Street building, or the Lender, entered into an agreement to settle all disputes between us and the Lender. In connection with this agreement, on May 1, 2013, we paid the Lender $21.1 million and the Lender released us from the note and discharged the mortgage. At April 30, 2013, the note payable balance of $21.3 million, which was net of reserve and escrow balances of $0.6 million that we and the Lender agreed to apply to the amount owed on the note, was classified as “Notes payable—current portion” in the accompanying consolidated balance sheet. In addition, in the fourth quarter of fiscal 2013, we recognized a gain of $0.2 million on the modification and early termination of the note payable.

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

Results of Operations

Three and Nine Months Ended April 30, 2013 Compared to Three and Nine Months Ended April 30, 2012

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues
Telecom Platform Services	$388.9	$372.1	$16.8	4.5%	$1,183.7	$1,098.8	$84.9	7.7%
Consumer Phone Services	3.4	4.6	(1.2)	(25.3)	11.2	14.9	(3.7)	(25.4)

Total revenues	$392.3	$376.7	$15.6	4.2%	$1,194.9	$1,113.7	$81.2	7.3%

Revenues. IDT Telecom revenues increased in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 98.7% in the nine months ended April 30, 2012 to 99.1% in the nine months ended April 30, 2013, and Consumer Phone Services revenues decreased from 1.3% in the nine months ended April 30, 2012 to 0.9% in the nine months ended April 30, 2013.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2013 and 2012 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$/#	%	2013	2012	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$165.4	$138.9	$26.5	19.1%	$480.1	$403.8	$76.3	18.9%
Wholesale Termination Services	159.3	179.8	(20.5)	(11.4)	523.0	540.8	(17.8)	(3.3)
Payment Services	51.3	39.4	11.9	30.2	141.7	110.9	30.8	27.8
Hosted Platform Solutions	12.9	14.0	(1.1)	(7.4)	38.9	43.3	(4.4)	(10.1)

Total Telecom Platform Services revenues	$388.9	$372.1	$16.8	4.5%	$1,183.7	$1,098.8	$84.9	7.7%

Minutes of use
Retail Communications	2,329	2,089	240	11.5%	7,011	6,143	868	14.1%
Wholesale Termination Services	5,291	5,518	(227)	(4.1)	17,658	15,605	2,053	13.2
Hosted Platform Solutions	217	260	(43)	(16.7)	689	832	(143)	(17.2)

Total minutes of use	7,837	7,867	(30)	(0.4)%	25,358	22,580	2,778	12.3%

Average revenue per minute
Retail Communications	$0.0710	$0.0665	$0.0045	6.8%	$0.0685	$0.0658	$0.0027	4.2%
Wholesale Termination Services	0.0301	0.0326	(0.0025)	(7.6)	0.0296	0.0347	(0.0051)	(14.5)

Retail Communications revenue (40.5% and 36.8% of Telecom Platform Services’ revenue in the nine months ended April 30, 2013 and 2012, respectively) grew 19.1% and 18.9% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012. The growth was led by penetration and acceptance of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. We launched the Boss Revolution payment platform in the United Kingdom and Spain during fiscal 2012, and in the first half of fiscal 2013, it was launched in Germany, Hong Kong, Singapore and Australia.

Wholesale Termination Services revenue (44.2% and 49.2% of Telecom Platform Services’ revenue in the nine months ended April 30, 2013 and 2012, respectively) decreased 11.4% and 3.3% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012. The decrease was the result of an industry-wide increase in termination rates to certain key destinations which resulted in a decline in minutes of use and revenues as well as direct cost of revenues.

Payment Services revenue (12.0% and 10.1% of Telecom Platform Services’ revenue in the nine months ended April 30, 2013 and 2012, respectively) grew 30.2% and 27.8% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012. The increase was driven by the success of our IMTU offerings. Future growth will be, in large part, contingent upon our ability to enter into new IMTU partnerships with wireless providers, as well as continued growth of IMTU revenue and the introduction of new payment offerings through the Boss Revolution payment platform. In the third quarter of fiscal 2013, we soft-launched domestic bill payment services and a prepaid virtual Visa offering, and we expect to begin offering international money remittance services on a limited basis in the fourth quarter of fiscal 2013.

Hosted Platform Solutions revenue (3.3% and 3.9% of Telecom Platform Services’ revenue in the nine months ended April 30, 2013 and 2012, respectively) declined 7.4% and 10.1% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012. The decline was partially due to a decrease in revenue from our cable telephony business which is in harvest mode. The decline was also due to decreases in revenues from call shops outside the U.S., which decreased due to price competition and migration to alternative wireless and IP-based services.

Total minutes of use for Telecom Platform Services decreased 0.4% and increased 12.3% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services decreased 4.1% and increased 13.2% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012. The decrease in the three months ended April 30, 2013 compared to the similar period in fiscal 2012 was the result of an industry-wide increase in termination rates to certain key destinations. The increase in the nine months ended April 30, 2013 compared to the similar period in fiscal 2012 was the result of significant increases in the first half of fiscal 2013 from our web-based prepaid termination service as well as from wholesale telecom. Minutes of use from Retail Communications increased 11.5% and 14.1% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012, which was driven by the volume growth in the U.S. and Asia, which more than offset the decrease in minutes of use in Europe and South America. Hosted Platform Solutions minutes of use decreased 16.7% and 17.2% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012, primarily as a result of the decline in minutes of use from managed services, call shops and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services revenues declined 25.3% and 25.4% in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 8,400 as of April 30, 2013 compared to 11,100 as of April 30, 2012. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 38,000 as of April 30, 2013 compared to 47,900 as of April 30, 2012. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$329.1	$317.3	$11.8	3.7%	$1,004.2	$937.3	$66.9	7.2%
Consumer Phone Services	1.5	2.0	(0.5)	(25.4)	4.9	6.7	(1.8)	(27.1)

Total direct cost of revenues	$330.6	$319.3	$11.3	3.6%	$1,009.1	$944.0	$65.1	6.9%

	Three months ended April 30,		Change	Nine months ended April 30,		Change
	2013	2012		2013	2012
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.6%	85.3%	(0.7)%	84.8%	85.3%	(0.5)%
Consumer Phone Services	44.4	44.5	(0.1)	44.0	45.1	(1.1)

Total	84.3%	84.8%	(0.5)%	84.5%	84.8%	(0.3)%

Direct Cost of Revenues and Direct Cost of Revenues as a percentage of Revenues. Direct cost of revenues in Telecom Platform Services increased in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 primarily as a result of increases in the direct cost of revenues in Retail Communications and Payment Services, partially offset by a decrease in Wholesale Termination Services direct cost of revenues. These increases and decrease trended with the increases in Retail Communications and Payment Services revenues and the decrease in Wholesale Termination Services revenues. Direct cost of revenues as a percentage of revenues decreased 50 basis points and 30 basis points in the three and nine months ended April 30, 2013, respectively, compared to the similar periods in fiscal 2012, which primarily reflects the growth of Retail Communications revenue compared to the decline in Wholesale Termination Services revenue, resulting in a positive revenue mix shift.

Direct cost of revenues in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 primarily as a result of the declining customer base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$46.8	$45.0	$1.8	4.2%	$141.3	$135.5	$5.8	4.3%
Consumer Phone Services	1.6	1.6	—	(0.2)	4.9	5.0	(0.1)	(3.0)

Total selling, general and administrative expenses	$48.4	$46.6	$1.8	4.0%	$146.2	$140.5	$5.7	4.0%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 was partially due to increases in employee compensation. We are continuing to expand our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in the fourth quarter of fiscal 2013, which will likely somewhat further increase our selling, general and administrative expenses.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to the increase in our variable costs, as our revenue grew as well. Variable selling, general and administrative expenses include costs such as third-party transaction processing, internal sales commissions and bad debt that closely track top-line performance. In particular, third-party transaction processing costs have increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay us for their purchases. We intend to compliment the use of credit cards with ACH transfers in order to reduce these costs. Internal sales commissions have grown as a direct result of our effort to grow and strengthen our retail direct sales force in the U.S. In addition, an increase in external legal fees contributed to the increase in selling, general and administrative expenses in our Telecom Platform Services segment in the nine months ended April 30, 2013 compared to the similar period in fiscal 2012. These increases were partially offset by decreases in marketing expenses in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012.

As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 12.0% from 12.1% in the three months ended April 30, 2013 and 2012, respectively, and decreased to 11.9% from 12.3% in the nine months ended April 30, 2013 and 2012, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.3	$3.5	$(0.2)	(7.3)%	$9.1	$11.0	$(1.9)	(17.4)%
Consumer Phone Services	—	—	—	(97.0)	—	—	—	(89.2)

Total depreciation and amortization	$3.3	$3.5	$(0.2)	(7.4)%	$9.1	$11.0	$(1.9)	(17.5)%

Depreciation and Amortization.  The decrease in depreciation and amortization expense in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 was due to lower levels of capital expenditures in recent periods and more of our property, plant and equipment becoming fully depreciated. In addition, depreciation expense in the nine months ended April 30, 2013 was reduced by $0.7 million due to an adjustment in our estimate of capital expenditures subject to sales and use tax as a result of an audit. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
	(in millions)
Telecom Platform Services - Other operating gains (losses), net
Gains (losses) related to legal matters, net	$9.6	$(6.5)	$9.3	$(6.8)
Gain on settlement of claim	—	—	—	1.8
Loss on settlement of litigation	—	—	—	(11.0)

Total other operating gains (losses), net	$9.6	$(6.5)	$9.3	$(16.0)

Other Operating Gains (Losses), net. Telecom Platform Services’ income from operations in the three and nine months ended April 30, 2013 included net gains of $9.6 million and $9.3 million, respectively, related to legal matters. Telecom Platform Services’ loss from operations in the three and nine months ended April 30, 2012 included an aggregate of $6.5 million and $6.8 million, respectively, for estimated losses from pending litigation. In addition, Telecom Platform Services’ loss from operations in the nine months ended April 30, 2012 included a gain of $1.8 million for cash received from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale, and an $11.0 million loss on the settlement of litigation with T-Mobile USA, Inc.

	Three months ended April 30,		Change			Nine months ended April 30,		Change
	2013	2012	$	%		2013	2012	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$19.3	$(0.1)	$19.4	nm		$38.4	$(1.0)	$39.4	nm
Consumer Phone Services	0.3	1.0	(0.7)	(65.1	) %	1.4	3.2	(1.8)	(56.8)%

Total income from operations	$19.6	$0.9	$18.7	nm		$39.8	$2.2	$37.6	nm

nm—not meaningful

All Other

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues	$4.9	$3.0	$1.9	60.1%	$14.6	$8.2	$6.4	77.2%
Direct cost of revenues	(0.6)	(0.5)	(0.1)	(7.8)	(1.8)	(1.5)	(0.3)	(17.1)
Selling, general and administrative	(3.5)	(1.8)	(1.7)	(96.3)	(10.2)	(3.9)	(6.3)	(160.0)
Depreciation	(0.7)	(0.5)	(0.2)	(20.0)	(1.8)	(1.6)	(0.2)	(14.0)
Research and development	(1.7)	(1.2)	(0.5)	(44.1)	(4.9)	(3.3)	(1.6)	(48.1)
Other operating gain	—	5.3	(5.3)	(100.0)	0.1	5.3	(5.2)	(97.2)

(Loss) income from operations	$(1.6)	$4.3	$(5.9)	(135.9)%	$(4.0)	$3.2	$(7.2)	(225.4)%

Selling, General and Administrative Expense. Stock-based compensation expense included in All Other’s selling, general and administrative expense was $0.2 million and nil in the three months ended April 30, 2013 and 2012, respectively, and $1.9 million and nil in the nine months ended April 30, 2013 and 2012, respectively. On September 24, 2012, our Board of Directors approved a grant of 10% of the equity of our subsidiary, Straight Path IP Group, to Howard Jonas. These Straight Path IP Group shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the nine months ended April 30, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

Other Operating Gain. In March and April 2012, Straight Path Spectrum closed on the sale of rights in spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the rights in the licenses and recorded a gain of $5.3 million on the sale.

Currently, we report aggregate results for all of our operating businesses which are not part of IDT Telecom in All Other. Following are the results of operations in the three and nine months ended April 30, 2013 and 2012 of Zedge and Fabrix, two of the main businesses included in All Other:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Zedge	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues	$1.4	$0.9	$0.5	50.7%	$4.2	$2.8	$1.4	47.6%
Direct cost of revenues	0.2	0.2	—	11.5	0.7	0.5	(0.2)	(19.3)
Selling, general and administrative	0.9	0.7	(0.2)	(30.4)	2.7	1.9	(0.8)	(42.6)
Depreciation	0.2	0.2	—	(24.5)	0.6	0.5	(0.1)	(22.7)

Income (loss) from operations	$0.1	$(0.2)	$0.3	139.7%	$0.2	$(0.1)	$0.3	246.8%

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Fabrix	2013	2012	$	%	2013	2012	$	%
	(in millions)
Revenues	$2.6	$1.3	$1.3	96.9%	$7.9	$3.0	$4.9	166.5%
Direct cost of revenues	0.3	0.2	(0.1)	(32.1)	0.9	0.7	(0.2)	(30.3)
Selling, general and administrative	0.9	0.2	(0.7)	(412.4)	2.0	0.6	(1.4)	(305.7)
Depreciation	0.1	—	(0.1)	(199.7)	0.3	0.1	(0.2)	(99.8)
Research and development	1.7	1.2	(0.5)	(44.1)	4.9	3.3	(1.6)	(48.1)

Loss from operations	$(0.4)	$(0.3)	$(0.1)	(35.8)%	$(0.2)	$(1.7)	$1.5	88.2%

Research and Development. Research and development expenses in the three and nine months ended April 30, 2013 and 2012 were incurred by Fabrix, our majority-owned venture that develops and licenses a proprietary video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. In the nine months ended April 30, 2013 and 2012, Fabrix received cash from these sales of $14.4 million and $7.5 million, respectively. Fabrix generally recognizes revenue for its software licenses and support from the date on which delivered orders are accepted by the customer over the term of the related software support agreements.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
General and administrative expenses	$3.4	$2.9	$0.5	13.4%	$10.5	$10.1	$0.4	3.7%
Depreciation and amortization		0.1	(0.1)	(63.8)	0.1	0.3	(0.2)	(69.7)
Other operating (gain)	—	—	—	—	—	(0.1)	0.1	100.0

Loss from operations	$3.4	$3.0	$0.4	11.7%	$10.6	$10.3	$0.3	3.0%

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

General and Administrative. The increase in Corporate general and administrative expenses in the three months ended April 30, 2013 compared to the similar period in fiscal 2012 was primarily due to increases in legal fees and stock-based compensation, partially offset by an increase in fees charged to Genie for services provided pursuant to the Transition Services Agreement. Fees charged to Genie for services provided reduced Corporate general and administrative expenses by $0.9 million and $0.6 million in the three months ended April 30, 2013 and 2012, respectively. We began providing services to Genie in the second quarter of fiscal 2012, following the spin-off of Genie to our stockholders, to facilitate Genie’s transition into a separate publicly-traded company. The increase in Corporate general and administrative expenses in the nine months ended April 30, 2013 compared to the similar period in fiscal 2012 was primarily due to an increase in charitable contributions as we contributed $0.9 million to the IDT Charitable Foundation in the second quarter of fiscal 2013, as well as an increase in stock-based compensation. The increase was partially offset by an increase in fees charged to Genie for services provided, which reduced Corporate general and administrative expenses by $2.8 million and $1.3 million in the nine months ended April 30, 2013 and 2012, respectively. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses were 0.8% in the three months ended April 30, 2013 and 2012 and 0.9% in the nine months ended April 30, 2013 and 2012.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.6  million and $1.0 million in the three months ended April 30, 2013 and 2012, respectively, and $5.6 million and $2.6 million in the nine months ended April 30, 2013 and 2012, respectively. On September 24, 2012, our Board of Directors approved a grant of 10% of the equity of our subsidiary, Straight Path IP Group, to Howard Jonas. These Straight Path IP Group shares vested immediately. We recorded stock-based compensation expense of $1.2 million in the nine months ended April 30, 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

At April 30, 2013, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $7.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $4.5 million is expected to be recognized in the twelve month period ending April 30, 2014, $1.8 million is expected to be recognized in the twelve month period ending April 30, 2015, $0.6 million is expected to be recognized in the twelve month period ending April 30, 2016 and the remaining $0.7 million is expected to be recognized thereafter through November 2019.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2013	2012	$	%	2013	2012	$	%
	(in millions)
Income (loss) from operations	$14.7	$2.2	$12.5	581.1%	$25.2	$(4.9)	$30.1	617.8%
Interest expense, net	(0.4)	(0.4)	—	(2.1)	(0.8)	(2.2)	1.4	65.1
Other income (expense), net	2.4	(0.6)	3.0	531.4	5.2	(0.8)	6.0	738.4
(Provision for) benefit from income taxes	(7.6)	2.3	(9.9)	(432.3)	(12.8)	6.2	(19.0)	(305.1)

Income (loss) from continuing operations	9.1	3.5	5.6	164.5	16.8	(1.7)	18.5	nm
Discontinued operations, net of tax	—	—	—	—	—	3.0	(3.0)	(100.0)

Net income	9.1	3.5	5.6	164.5	16.8	1.3	15.5	nm
Net (income) loss attributable to noncontrolling interests	(0.4)	(0.5)	0.1	5.9	(1.5)	—	(1.5)	nm

Net income attributable to IDT Corporation	$8.7	$3.0	$5.7	190.8%	$15.3	$1.3	$14.0	nm

nm—not meaningful

Interest Expense, net. Interest expense, net in the three months ended April 30, 2013 was substantially the same as in the similar period in fiscal 2012 primarily because of a decrease in interest income partially offset by a decrease in interest expense.The change in interest expense, net in the nine months ended April 30, 2013 compared to the similar period in fiscal 2012 was primarily due to a decrease in interest expense.

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2013	2012	2013	2012
	(in millions)
Foreign currency transaction gains (losses)	$1.5	$(2.4)	$3.6	$(1.9)
Gain on investments	0.9	1.8	1.6	1.0
Other	—	—	—	0.1

Total other income (expense), net	$2.4	$(0.6)	$5.2	$(0.8)

Income Taxes. The change in income taxes in the three and nine months ended April 30, 2013 compared to the similar periods in fiscal 2012 was primarily due to the increase in income from continuing operations before income taxes from $1.2 million in the three months ended April 30, 2012 to $16.7 million in the three months ended April 30, 2013 and from a loss of $7.9 million in the nine months ended April 30, 2012 to income of $29.6 million in the nine months ended April 30, 2013. In the fourth quarter of fiscal 2012, we determined that it was more likely than not that a portion of our U.S. deferred income tax assets would be realized based on current and projected future profitability of our operations in the United States, therefore the valuation allowance related to those assets was reversed. Because of this reversal, we will record a provision for federal income tax in periods when we have pretax income. This provision will be offset by the utilization of our federal net deferred tax assets. Actual cash taxes paid are expected to be minimal as we continue to utilize our net operating loss carryforwards.

Discontinued Operations, net of tax. Discontinued operations, net of tax, in the nine months ended April 30, 2012 included Genie’s net income of $1.0 million for the period from August 1, 2011 through October 28, 2011, the date we completed the Genie spin-off. In addition, discontinued operations, net of tax, in the nine months ended April 30, 2012 included a gain of $2.0 million related to the sale of IDT Entertainment to Liberty Media in the first quarter of fiscal 2007. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration that we were eligible to receive for IDT Entertainment based upon any appreciation in its value over the five-year period that ended in August 2011, as well as certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended April 30, 2013 compared to the similar period in fiscal 2012 was primarily due to the change in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries as well as the change in the net loss attributable to noncontrolling interests in Straight Path IP Group. The change in the net (income) loss attributable to noncontrolling interests in the nine months ended April 30, 2013 compared to the similar period in fiscal 2012 was primarily due to the deconsolidation of Genie on October 28, 2011, as well as the change in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries and the change in the net (income) loss attributable to noncontrolling interests in Fabrix, partially offset by the change in the net loss attributable to noncontrolling interests in Straight Path IP Group . In the nine months ended April 30, 2013 and 2012, net loss attributable to noncontrolling interests in Genie subsidiaries was nil and $0.9 million, respectively.

Liquidity and Capital Resources

General

We currently expect our cash flow from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of April 30, 2013 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2014.

As of April 30, 2013, we had cash, cash equivalents and marketable securities of $162.9 million and a deficit in working capital (current liabilities in excess of current assets) of $33.4 million. As of April 30, 2013, we also had $7.8 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $7.7 million was included in “Investments-long-term” in our consolidated balance sheet.

As of April 30, 2013, we had aggregate restricted cash and cash equivalents of $38.5 million, of which $29.1 million was included in “Restricted cash and cash equivalents-short term” and $9.4 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include, among other amounts, restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will continue to increase in fiscal 2014.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. We expect to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

	Nine months ended April 30,
	2013	2012
	(in millions)
Cash flows provided by (used in):
Operating activities	$60.6	$31.0
Investing activities	(39.8)	5.4
Financing activities	(21.6)	(119.2)
Effect of exchange rate changes on cash and cash equivalents	1.4	(2.1)

Increase (decrease) in cash and cash equivalents from continuing operations	0.6	(84.9)
Discontinued operations	—	(2.9)

Increase (decrease) in cash and cash equivalents	$0.6	$(87.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In the nine months ended April 30, 2013 and 2012, Fabrix received $14.4 million and $7.5 million, respectively, in cash from sales of software licenses and support services.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in connection with this matter.

Investing Activities

Our capital expenditures were $10.9 million in the nine months ended April 30, 2013 compared to $7.4 million in the nine months ended April 30, 2012. We currently anticipate that total capital expenditures for the twelve month period ending April 30, 2014 will be in the $11 million to $23 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

In the nine months ended April 30, 2013, we made a deposit of $1.0 million for the purchase of a leasehold interest in an office building in New Jersey.

We used cash of $1.2 million in the nine months ended April 30, 2013 for additional investments.

We received $0.1 million and $3.2 million in the nine months ended April 30, 2013 and 2012, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Restricted cash and cash equivalents increased $16.7 million and $0.7 million in the nine months ended April 30, 2013 and 2012, respectively. Our restricted cash and cash equivalents were primarily customer deposits and restricted balances pursuant to banking regulatory and other requirements related to IDT Financial Services, our Gibraltar-based bank, as well as collateral for letters of credit.

In the nine months ended April 30, 2013, purchases of marketable securities net of proceeds from maturities of marketable securities was $10.8 million.

 In March and April 2012, Straight Path Spectrum closed on the sale of rights in spectrum partitioned and/or disaggregated from eight of its spectrum licenses covering metropolitan areas from its nationwide portfolio. We received cash of $6.8 million in exchange for the rights in the licenses and recorded a gain of $5.3 million on the sale.

We received cash of $3.5 million in the nine months ended April 30, 2012 from the maturity of certificates of deposit.

Financing Activities

In the nine months ended April 30, 2013, we paid cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total. In the nine months ended April 30, 2012, we paid cash dividends of $0.51 per share on our Class A common stock and Class B common stock, or $11.6 million in total. The dividends paid in the nine months ended April 30, 2013 included a special dividend of $0.60 per share. We suspended payment of our regular $0.15 per share quarterly dividends for the remainder of fiscal 2013.

In October 2011, cash and cash equivalents held by Genie and its subsidiaries of $92.4 million were deconsolidated as a result of the spin-off. Subsequent to the spin-off, in November and December 2011, we funded Genie with the remaining $11.9 million of our commitment.

We distributed cash of $1.5 million and $1.2 million in the nine months ended April 30, 2013 and 2012, respectively, to the noncontrolling interests in subsidiaries.

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

Repayments of capital lease obligations were nil and $1.8 million in the nine months ended April 30, 2013 and 2012, respectively.

Effective July 30, 2012, our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $70.0 million. In March 2013, IDT Telecom borrowed $8.0 million, which incurred interest at LIBOR plus 150 basis points, or 1.7037% per annum. In April 2013, IDT Telecom repaid the $8.0 million. At April 30, 2013, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $54.5 million.

Repayments of other borrowings were $0.2 million and $0.3 million in the nine months ended April 30, 2013 and 2012, respectively.

In the nine months ended April 30, 2013, we paid $0.3 million to repurchase 30,998 shares of our Class B common stock and in the nine months ended April 30, 2012, we paid $0.2 million to repurchase 22,687 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In the nine months ended April 30, 2013, we repurchased 77,843 shares of our Class B common stock for an aggregate purchase price of $0.8 million. There were no repurchases under the program in the nine months ended April 30, 2012. As of April 30, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

On April 30, 2013, we and the holder of the note payable secured by a mortgage on our 520 Broad Street building, or the Lender, entered into an agreement to settle all disputes between us and the Lender. In connection with this agreement, on May 1, 2013, we paid the Lender $21.1 million and the Lender released us from the note and discharged the mortgage.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $77.4 million at April 30, 2013 from $96.1 million at July 31, 2012 primarily due to a $10.0 million decrease in IDT Telecom’s gross trade accounts receivable balance as well as a $9.2 million decrease in Fabrix’ gross trade accounts receivable balance. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in the nine months ended April 30, 2013 in excess of amounts billed during the period, offsets of certain receivable balances against payables to the same customers, and write-offs of uncollectible accounts. The decrease in Fabrix’ gross trade accounts receivable balance was due to the receipt of $12.0 million in August 2012 from sales of software licenses in June 2012.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 17.3% at April 30, 2013 and 13.6% at July 31, 2012 as a result of the decline in the IDT Telecom and Fabrix gross trade accounts receivable balances and the slight increase in the IDT Telecom allowance for doubtful accounts.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of April 30, 2013:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$7.0	$3.6	$2.2	$0.9	$0.3
Purchase commitments	1.3	1.3	—	—	—
Notes payable (including interest)	29.4	22.2	7.2	—	—

Total contractual obligations (1)	$37.7	$27.1	$9.4	$0.9	$0.3

(1)
The above table does not include our unrecognized income tax benefits for uncertain tax positions at April 30, 2013 of $0.2 million due to the uncertainty of the amount and/or timing of any such payments. Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. We are not currently able to reasonably estimate the timing of any potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$6.2	$3.4	$2.8	$—	$—

(1)	The above table does not include an aggregate of $22.1 million in surety and performance bonds due to the uncertainty of the amount and/or timing of any payments.

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

We have a surety bond outstanding related to the $10.1 million Alexsam judgment. In addition, IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2013, we had aggregate surety and performance bonds of $22.1 million outstanding.

Item 3.            Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 23% and 30% of our consolidated revenues from continuing operations for the nine months ended April 30, 2013 and 2012, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S.-Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of April 30, 2013, the carrying value of our marketable securities and investments in hedge funds were $10.8 million and $7.8 million, respectively. We liquidated most of our investment in hedge funds in recent years. The remaining balances are subject to time restrictions. We anticipate liquidating the remaining balances when the restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2013:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1–28, 2013	—	$—	—	5,064,792
March 1–31, 2013	—	$—	—	5,064,792
April 1–30, 2013	—	$—	—	5,064,792

Total	—	$—	—

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

IDT CORPORATION

June 10, 2013	By:	/s/ HOWARD S. JONAS
Howard S. Jonas Chairman of the Board and Chief Executive Officer

June 10, 2013	By:	/s/ MARCELO FISCHER
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)