Form 10-K
period 2013-07-31
IDT CORP
filed 2013-10-15
CIK 1005731

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[✓] Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2013, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes [    ]    No [✓]

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the closing price on January 31, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $10.22 per share, as reported on the New York Stock Exchange, was approximately $183.9 million.

As of October 5, 2013, the registrant had outstanding 21,411,789 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,878,483 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 16, 2013, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2013 refers to the fiscal year ended July 31, 2013).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications industry. We have three reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division, and Zedge Holdings, Inc., or Zedge. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. Zedge owns and operates an online platform for mobile phone consumers interested in obtaining free and relevant, high quality games, apps, and personalization content, such as ringtones, wallpapers, and alerts. All other operating segments that are not reportable individually are included in All Other. All Other includes Fabrix Systems Ltd (formerly Fabrix T.V., Ltd.), or Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, our real estate holdings, and other smaller businesses.

Financial information by segment and geographic areas is presented under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

Our headquarters are at 520 Broad Street, Newark, New Jersey 07102. We lease space at 550 Broad Street, Newark, New Jersey where many of our employees work. The telephone number at our headquarters is (973) 438-1000 and our web site is www.idt.net.

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

We completed an initial public offering of our stock on March 15, 1996. Our Class B common stock is listed on the New York Stock Exchange under the symbol “IDT.”

In 1996, we entered the Internet telephony market with our introduction, through our subsidiary Net2Phone, Inc., of PC2Phone, the first commercial service to connect voice calls between personal computers and telephones over the Internet.

In January 1997, we began marketing prepaid calling cards.

In fiscal 2009, we introduced Boss Revolution PIN-less, our pay-as-you-go, international calling service. The Boss Revolution platform on which it was built has since been expanded to include payment offerings such as domestic and international airtime top-up, domestic bill pay and international money transfer service.

On October 28, 2011, we completed the Genie Spin-Off, which was a pro rata distribution of the common stock of our subsidiary, Genie Energy Ltd., or Genie, to our stockholders of record as of the close of business on October 21, 2011. At the time of the Genie Spin-Off, Genie owned 99.3% of Genie Energy International Corporation, which owned 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. IDT Energy is a retail energy provider supplying electricity and natural gas to residential and small business customers in the Northeastern United States. Genie Oil and Gas is pioneering technologies to produce clean and affordable transportation fuels from the world’s abundant oil shales and other fuel resources. Genie Oil and Gas resource development projects include initiatives in Colorado, Israel and Mongolia. As of October 28, 2011, each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011. Genie and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

RECENT DEVELOPMENTS

Straight Path Communications Inc. Spin-Off

On July 31, 2013, we completed the Straight Path Spin-Off, which was a pro rata distribution of the common stock of our subsidiary, Straight Path Communications Inc., or Straight Path, to our stockholders of record as of the close of business on July 25, 2013. At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc. (formerly IDT Spectrum, Inc.), which holds, leases and markets fixed wireless spectrum licenses, and an 84.5% interest in Straight Path IP Group, Inc. (formerly Innovative Communications Technologies, Inc.), which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of our stockholders received one share of Straight Path Class A common stock for every two shares of our Class A common stock and one share of Straight Path Class B common stock for every two shares of our Class B common stock held of record as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

In August 2013, our Board of Directors instructed management to investigate and pursue strategic alternatives to unlock the value in our Zedge subsidiary, including, without limitation, a spinoff or initial public offering of its stock. We intend to retain financial advisors to assist us in analyzing and executing on these alternatives.

Dividends

In fiscal 2013, we paid aggregate dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total, which were paid as follows:

•

On October 16, 2012, we paid a cash dividend of $0.15 per share for the fourth quarter of fiscal 2012 to stockholders of record at the close of business on October 9, 2012 of our Class A common stock and Class B common stock; and

•

On November 13, 2012, we effectively paid the fiscal 2013 dividends in advance by distributing $0.60 per share to stockholders of record at the close of business on November 5, 2012 of our Class A common stock and Class B common stock.

On September 10, 2013, we paid a special cash dividend of $0.08 per share to stockholders of record at the close of business on August 30, 2013 of our Class A common stock and Class B common stock.

We anticipate resuming regular quarterly dividends commencing with a $0.15 payment for the first quarter of fiscal 2014 fiscal, which we expect to pay in December 2013, provided that the first quarter’s results are consistent with our expectations.

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

In fiscal 2013, IDT Telecom had revenues of $1,602.1 million, representing 98.9% of our total consolidated revenues from continuing operations, and income from operations of $50.3 million, as compared with revenues of $1,496.4 million and income from operations of $10.0 million in fiscal 2012.

Telecom Platform Services

Our Telecom Platform Services segment, which represented 99.1% and 98.7% of IDT Telecom’s total revenues in fiscal 2013 and fiscal 2012, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

•

Retail Communications provides international long-distance calling products primarily to immigrant communities worldwide, with its core markets in the United States. These products include our flagship Boss Revolution PIN-less product (an international calling service sold through our Boss Revolution payment platform) as well as other prepaid calling card products including traditional, disposable calling cards.

•

Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers, through our network of 650-plus carrier interconnects.

•

Payment Services provides payment offerings, including domestic and international airtime top-up sold both in traditional hard card format and over our Boss Revolution payment platform, gift cards sold in the United States and Europe, and our recently launched bill pay and international money transfer service. Payment Services also includes reloadable prepaid debit cards and Bank Identification Number (BIN) sponsorship services offered in Europe by our Gibraltar-based bank, IDT Financial Services Limited.

•

Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers. The majority of Hosted Platform Solutions’ revenue is generated by our cable telephony business.

During fiscal 2013, our Telecom Platform Services segment generated $1,587.6 million in revenues worldwide and income from operations of $48.5 million, as compared with revenues of $1,477.1 million and income from operations of $5.9 million in fiscal 2012.

Retail Communications

Retail Communications’ revenue (41.4% and 37.3% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) was $656.5 million in fiscal 2013 compared to $551.7 million in fiscal 2012.

In fiscal 2009, IDT Telecom introduced Boss Revolution PIN-less, our international calling service that allows users to call their families and friends overseas without the need to use a traditional disposable calling card or enter a personal identification number, or PIN. Customers can add value to their account balances at any Boss Revolution retailer, by phone or online. Our Boss Revolution PIN-less calling service has become a leading PIN-less international calling service in the United States. Because each retailer and customer establishes an account on the Boss Revolution payment platform, the resulting relationship also provides us with an opportunity to sell additional services. The Boss Revolution payment platform is an online portal that can be accessed via a regular web browser and utilized to sell a wide variety of our products and services. In fiscal 2011, we started to sell payment offerings such as international airtime top-up through the Boss Revolution platform, and in fiscal 2012 we added domestic airtime top-up offerings. In fiscal 2013, we introduced domestic bill pay over the Boss Revolution platform, and we continued to grow revenue from Boss Revolution PIN-less by continuing to build our retail network.

The introduction of international and domestic airtime top-up over the Boss Revolution payment platform represent successful efforts to leverage our existing capabilities and distribution network to expand the scope of services we provide to our customers and generate new sources of revenue to replace declining revenues from our traditional calling cards. The Boss Revolution payment platform also provides us with a direct, real-time relationship with all of our retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment.

We are also geographically expanding the footprint where we offer our Boss Revolution payment platform. In fiscal 2012, we launched Boss Revolution in the United Kingdom and Spain. During fiscal 2013, we expanded Boss Revolution’s footprint to Germany and three markets in the Asia-Pacific region—Australia, Hong Kong and Singapore.

Although they now comprise a decreasing portion of our retail revenues, we continue to sell our traditional calling cards under the “La Leyenda,” “Boss,” “Playball,” “GOOOL,” “RED,” “Feliz,” “PT-1” and “PennyTalk” brand names, among others, providing telephone access to more than 230 countries and territories. We sell more than 1,000 different calling cards in the United States and more than 800 different cards abroad, with specific cards featuring favorable rates to specific international destinations. Our calling cards are marketed primarily to the ethnic and immigrant communities in the United States, Europe, Asia, Latin America and Africa that tend to generate higher per capita levels of international long distance calls over telecommunications networks. Our traditional calling card business is declining in revenue as customers transition to other products, including, among others, PIN-less, internet-based and mobile products.

In the United States, we distribute our products, including Boss Revolution PIN-less and other offerings and traditional disposable prepaid calling cards, primarily through a network of distributors that, either directly or through several hundred sub-distributors, sell to retail outlets throughout most of the United States. In addition, we have an internal sales force that sells prepaid products directly to retailers. We also sell our products online directly to the consumer.

Retail Communications’ sales have traditionally been strongest in the Northeastern United States because of our extensive local distribution network. During fiscal 2012, IDT Telecom continued to develop distributor relationships and sell directly to retailers in other areas of the United States, such as the West Coast, where we previously did not enjoy a strong market presence. The Boss Revolution retail network in the United States is now comprised of over 35,000 active retail locations, primarily located in neighborhoods with significant immigrant populations. We also sell prepaid calling services in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

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

Wholesale Termination Services

Wholesale Termination Services’ revenue (43.3% and 48.4% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) was $687.6 million in fiscal 2013 compared to $715.4 million in fiscal 2012.

Wholesale Termination Services terminates international telecommunications traffic utilizing our proprietary least-cost-routing system, aggressive purchasing strategies, extensive provisioning experience and our high volume of international long distance telephone traffic to provide major and niche carriers, operators, and other service providers such as call aggregators with competitive international termination rates at several quality levels.

During fiscal 2013, IDT Telecom terminated 32.6 billion minutes compared to 30.8 billion minutes in fiscal 2012, making us one of the largest carriers of long distance minutes worldwide. Wholesale Termination Services accounted for 22.4 billion minutes and 21.3 billion minutes of the total IDT Telecom minutes in fiscal 2013 and fiscal 2012, respectively.

IDT Telecom has a significant number of direct connections to Tier 1 providers outside the United States, particularly Tier 1 providers in Latin America, Asia, Africa and the Middle East. These direct connections improve the quality of the telephone calls and reduce the cost, which enables us to generate more traffic with higher margins to that foreign locale. Tier 1 providers are the largest recognized licensed carriers in a country. We also have direct relationships with mobile network operators, reflecting their growing share of the voice traffic market. In fiscal 2013, we expanded these direct relationships with fixed and mobile network operators, and expect to continue this expansion in fiscal 2014. However, as has occurred in previous quarters, we continue to experience considerable market rate shifts. Although this creates some pricing instability, we have often been able to take advantage of these pricing movements. In particular, market rate shifts in Southern Asia in the later part of fiscal 2013 led to declining volumes of traffic to this region.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher quality connections for some of our customers who are providing services to high-value, quality-conscious retail customers. As of July 31, 2013, Wholesale Termination Services had more than 470 customers. IDT Telecom has over 650 carrier relationships globally.

Payment Services

Payment Services’ revenue (12.0% and 10.4% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) was $191.3 million in fiscal 2013 compared to $153.0 million in fiscal 2012. Payment services’ sales increased substantially in fiscal 2012 and fiscal 2013 particularly as a result of the introduction of our domestic and international airtime top-up products to the Boss Revolution platform.

We introduced international airtime top-up services in fiscal 2008. Our international airtime top-up products enable customers to purchase minutes for a prepaid mobile telephone in another country. This product appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. Our payment services offerings combine our platform capabilities, our distribution reach into immigrant communities and our relationships with mobile network operators in developing countries into a simple and reliable service.

Future growth of our Payment Services segment will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution payment platform. In the third quarter of fiscal 2013, we launched our domestic bill payment services in partnership with a licensed domestic bill pay provider.

In addition, in the first quarter of fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution platform after obtaining requisite licenses. We believe that these services are complementary to our existing product lines, and can be efficiently delivered through our retail network—currently linked by our Boss Revolution platform. The regulated financial services products are marketed by our subsidiaries IDT Payment Services Inc. and IDT Payment Services of New York LLC in the United States, and by our Gibraltar based bank in Europe. The money transfer licensing process began in the first quarter of fiscal 2013. Money transfer applications have been filed in 49 U.S. jurisdictions. As of July 31, 2013, IDT Payment Services has received money transmitter licenses in Puerto Rico, the District of Columbia and the following 35 states: Alabama, Alaska, Arizona, Arkansas, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Iowa, Kansas, Kentucky, Louisiana, Maine, Maryland, Michigan, Mississippi, Missouri, Nebraska, Nevada, New Hampshire, New Jersey, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, South Dakota, Utah, Washington, West Virginia, Wisconsin and Wyoming. We expect to be licensed in nearly every U.S. state by the end of calendar 2013.

Hosted Platform Solutions

Hosted Platform Solutions’ revenue (3.3% and 3.9% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) was $52.2 million in fiscal 2013 compared to $57.0 million in fiscal 2012.

Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers. The majority of Hosted Platform Solutions’ revenue is generated by our cable telephony business.

International Operations

In Europe, we market our Retail Communications products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Italy, Luxembourg, Sweden, Switzerland, Denmark, Norway, and Austria, seeking to capitalize on the demographic opportunity presented by immigration from underdeveloped countries to Europe’s developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe. In Europe, we market our Payment Services products in the United Kingdom.

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

Our European operations, including Wholesale Termination Services and Retail Communications, generated $250.3 million of revenues in fiscal 2013, an 18.0% decrease from the $305.3 million of revenues generated during fiscal 2012. Our European operations’ revenues constituted 15.6% of IDT Telecom’s revenues from continuing operations in fiscal 2013, as compared to 20.4% in fiscal 2012.

In Asia, we sell Retail Communications products in Hong Kong, Singapore, Australia, Japan, Korea, Malaysia and Taiwan. In Hong Kong, we are one of the top providers to the Filipino and Indonesian populations, the two largest overseas worker segments. In addition, in Singapore, our Retail Communications products are a market leader to the Indian populations, which is the largest ethnic segment in Singapore, as well as the large Indonesia population. In fiscal 2013, IDT Telecom generated $93.7 million in revenues from our operations in the Asia Pacific region compared to $99.0 million in fiscal 2012.

In Latin America, we market Retail Communications products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2013, IDT Telecom generated $28.6 million in revenues from the sale of Retail Communications products in Latin America compared to $25.5 million in fiscal 2012.

Sales, Marketing and Distribution

In the United States, we distribute Retail Communications and Payment Services products, including Boss Revolution PIN-less, domestic and international airtime top-up offerings, and prepaid calling cards primarily to retail outlets through our network of distributors or through our own internal sales force. In addition, our white label calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our own internal sales force, and from time to time we may utilize third-party agents or brokers to acquire accounts. We also market prepaid offerings, including Boss Revolution PIN-less and domestic and international airtime top-up, direct to the consumer via online channels including the Boss Revolution mobile apps for Apple iOS and Android.

In Europe and Asia, we sell our prepaid calling cards including both white label and IDT-branded calling cards through independent distributors and our own internal sales force. Additionally, we sell Boss Revolution PIN-less and domestic and international airtime top-up in select European and Asia-Pacific markets, and in Asia we sell postpaid services direct to consumers and small businesses. Wholesale Termination Services are marketed and sold through our internal wholesale sales team.

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

Consumer Phone Services

Our Consumer Phone Services segment generated revenues of $14.5 million and income from operations of $1.8 million in fiscal 2013, as compared to revenues of $19.3 million and income from operations of $4.1 million in fiscal 2012. Consumer Phone Services’ revenues declined 24.8% and 27.0% in fiscal 2013 and fiscal 2012, respectively, when compared to the prior fiscal years. We continued to operate the business in harvest mode—maximizing revenue from current customers while maintaining expenses at the minimum levels essential to operate the business. This strategy has been in effect since calendar 2005 when the Federal Communications Commission, or FCC, decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We expect the Consumer Phone Services’ customer base and revenues will continue to decline in fiscal 2014.

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

As of July 31, 2013, we had approximately 7,800 active customers for our bundled local/long distance plans and approximately 35,700 customers for our long distance-only plans, compared to 10,500 and 45,200 customers, respectively, on July 31, 2012. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

ZEDGE

Zedge owns and operates a popular online platform for mobile phone consumers interested in obtaining free, high quality games, apps, and personalization content including ringtones, wallpapers, and notification sounds. We believe that Zedge’s popularity stems from its ability to select and present content in a customized and personally relevant manner. To this end, we have invested heavily in developing a proprietary, machine learning based, behavioral recommendation engine, tasked with discovering and packaging the content in an easy, attractive and self-intuitive fashion. As a result of Zedge’s successful service and large user base, it is able to offer advertisers, game developers, musicians and artists a scalable, non-incentivized, user acquisition platform with global reach.

Users access Zedge through smartphone apps, which are available in both the Google Play and iTunes store, or through feature phones or Zedge’s website. Zedge has grown its user base without any material investment in marketing, user acquisition or advertising. Consumer growth stems from the demand for, and popularity of, the content offerings, the quality of the recommendations and the commitment to providing an exceptional user experience. As of July 31, 2013, the Zedge smartphone app surpassed 70 million installations. The Android app has averaged amongst the Top 15 most popular free apps in the Google Play store for the past three years and we believe it has been installed on approximately 20% of all Android handsets in the US.

We believe that Zedge’s users are social influencers and avid consumers of casual and social mobile games. The smartphone users are primarily located in North America and Europe, are a young, 18-34, age demographic and represent an almost equal gender breakout. The web users are concentrated in the emerging markets, are also young and skew male.

Zedge rolled out its Android app in late 2009 with content channels dedicated to ringtones, wallpapers and notification sounds. In April 2012, Zedge expanded its Android offering by introducing two new channels - mobile games and live-wallpapers. In late 2012, Zedge launched a limited version of its smartphone iOS app featuring wallpapers. Zedge also maintains a web presence primarily frequented by feature phone users. We expect that web traffic will decline as smartphones proliferate the global market and upgrade to the Zedge smartphone apps.

The ringtone and wallpaper content library is comprised of millions of user generated content submissions that are uploaded from our website while the mobile games catalogue is curated from the Google Play store.

Zedge developed a proprietary technology platform that meets the various demands of the business and is centered on content management and discovery, web and app development, data mining and analytics, machine learning, mobile content/device compatibility and ad serving and reporting. From an end user’s perspective, the platform minimizes response latency and maximizes content relevancy. Zedge’s architecture contains a fully redundant production environment that can tolerate multiple server failures with minimal end-user disruption. In addition, it utilizes a variety of hosted services including cloud computing and outsourced datacenter management in order to scale efficiently and competitively. The technology mix optimizes functionality, scalability, flexibility performance, cost and ease.

Zedge’s revenues are generated from offering direct advertisers, advertising networks, game publishers and marketers exposure to the customer base via advertising inventory that is sold on the smartphone app and website. We believe that advertisers are attracted to Zedge due to its growing user base, demographics, non-incentivized, user acquisition platform focused on mobile games and personalization content discovery, ability in optimizing ad inventory performance and direct distribution relationships with many leading mobile game publishers. During fiscal 2013, Zedge generated revenues of $5.8 million compared to $3.8 million in fiscal year 2012. Approximately $4.7 million, or 81%, of fiscal 2013 revenues were generated from advertising inventory on mobile devices compared to $2.4 million, or 63%, in fiscal 2012. Zedge’s income from operations in fiscal year 2013 was $0.3 million compared to a loss of $(0.2) million in fiscal 2012.

We currently own approximately 83% (69% on a fully diluted basis) of Zedge. We are in the early stages of considering strategic options for Zedge. The alternatives include, amongst others, a spin-off as a separate company, a sponsored spin-off, taking in a strategic partner, an initial public offering or an outright sale.

ALL OTHER

All other operating segments that are not reportable individually are collectively included in All Other. All Other includes Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, our real estate holdings, and other smaller businesses.

During fiscal 2013, All Other generated $12.7 million in revenues, representing 0.7% of our total consolidated revenues from continuing operations, and loss from operations of $(7.3) million, as compared with revenues of $6.1 million and loss from operations of ($3.7) million in fiscal 2012.

Fabrix Systems Ltd

Fabrix Systems Ltd. is our majority-owned venture that developed and licenses a proprietary video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web-based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. Fabrix’s grid-based solution runs on commercial, off-the-shelf equipment servers and other equipment sold by system integrators such as IBM and Alcatel-Lucent. Fabrix’s technology powers major North American and European multi-system operators’ cloud-based DVR offering. In addition, another North American operator utilizes Fabrix technology for deep video storage and to provide streaming.

In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. In the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator.

During fiscal 2013, Fabrix generated $10.6 million in revenues and a loss from operations of $(1.4) million, as compared with revenues of $3.6 million and a loss from operations of $(3.0) million in fiscal 2012. In fiscal 2013 and fiscal 2012, Fabrix received cash from sales of $16.0 million and $8.0 million, respectively.

In December 2012, a wholly owned subsidiary of ours purchased shares of Fabrix for cash of $1.8 million. The shares were purchased from holders of non-controlling interests in Fabrix and represented 4.5% of the equity in Fabrix. In August 2013, both Fabrix and a wholly owned subsidiary of ours purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of non-controlling interests in Fabrix representing 2.8% of the equity in Fabrix, which increased the Company’s ownership in Fabrix to 88.4%.

COMPETITION

IDT Telecom

Telecom Platform Services

Retail Communications

We believe success in providing our Retail Communications services is dependent on our ability to provide low rates and reliable service to our customers, while efficiently distributing our products and services to a geographically and culturally diverse customer base.

In recent years, we have introduced new sources of revenue, such as Boss Revolution PIN-less and international airtime top-up that have now largely replaced revenues from sales of traditional disposable calling cards. There can be no assurance that we will continue to grow our Boss Revolution PIN-less and international airtime top-up sales, or that we will be able to continue to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues.

Like all international calling services, our Boss Revolution PIN-less service is subject to fierce competition. While virtually any company offering retail voice services is a competitor of ours, we face particularly strong competition from other prepaid calling card providers offering both traditional and PIN-less prepaid voice products, mobile virtual network operators (or MVNOs) with aggressive international rate plans, and voice over Internet protocol (or VoIP) and other “over the top” (OTT) service providers.

Many of the largest telecommunications providers, including AT&T and Verizon, currently market prepaid calling cards, which in certain cases compete with our products. Our largest competitors in the national retail chain store market are InComm, Blackhawk Network and Coinstar. In marketing prepaid calling cards to customers outside the United States, we compete with large foreign state-owned or state sanctioned post, telephone or telegraph companies. We believe that our interconnect and termination agreements, network infrastructure and least-cost-routing system provide us with the ability to offer low-cost, high quality services, while our distribution network provides us with access to customers, and that these factors represent competitive advantages. However, as some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable call quality and service levels, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services.

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

We believe that our international airtime top-up offerings have been successful because:

•	we have focused on geographic corridors, such as the United States to Central America, that tend to generate high volumes of business; and
•

we have developed a comprehensive product offering that includes product, marketing and distribution focused on those corridors, taking advantage of synergies with our prepaid calling products such as traditional calling cards and Boss Revolution PIN-less, and tailoring international airtime top-up to the needs of customers in those corridors.

The major competitors to Payment Services’ international airtime top-up offerings include:

•	international mobile operators, who seek to control more of their own distribution channel or create their own products that are directly competitive to international airtime top-up; and
•

other distributors, who develop a more comprehensive product offering than our international airtime top-up offerings or aggressively discount their product offerings that are similar to our international airtime top-up offerings.

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

ZEDGE

Zedge faces competition in various forms. Ringtones and wallpapers are a commodity and many smaller apps and websites offer both free and paid ringtones and wallpapers. Zedge faces competition from various discovery services, including Quixey, HeyZap and AppsFire, as well from as a host of smaller personalization content providers. Zedge appears to have a competitive advantage due to its large user base, which is over-indexed for social and mobile games consumption, its proprietary recommendation engine, its market ranking and its longevity. Zedge is unaware of any service that maintains a content library as extensive as Zedge’s library, or curates the content in such a relevant and easy to use fashion.

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

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). In addition, beginning in October 2006, interconnected VoIP providers, such as our subsidiary Net2Phone, are required to contribute to the Universal Service Fund. These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If even some of these exemptions become unavailable, they could materially increase our federal Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, on our ability to continue to operate profitably, and to develop and grow of our business. We cannot be certain of the stability of the contribution factors for the Other Funds. Most recently, the Telecommunication Relay Service Fund contribution factor increased considerably — approximately 40% — from the prior year’s contribution factor. Significant increases in the contribution factor for the Other Funds in general and the Telecommunications Relay Service Fund in particular can impact our profitability. Whether these contribution factors will be stable in the future is unknown, but it is possible that we will be subject to significant increases.

Interconnection and Unbundled Network Elements

FCC rule changes relating to unbundling have resulted in increased costs to purchase services and increased uncertainty regarding the financial viability of providing service using unbundled network elements. As a result, starting in 2006, we placed our Consumer Phone Services business in “harvest mode,” wherein we seek to retain existing customers but do not actively market to new customers.

We continue to negotiate interconnection arrangements with Incumbent Local Exchange Carriers, or ILECs, generally on a state-by-state basis, for our Consumer Phone Services business as well as other businesses. These agreements typically have terms of two or three years and need to be periodically renewed and renegotiated. While current FCC rules and regulations require the incumbent provider to provide certain network elements necessary for us to provision end-user services on an individual and combined basis, we cannot assure that the ILECs will provide these components in a manner and at a price that will support competitive operations.

Access Charges

As a provider of long distance services, we remit access fees directly to local exchange carriers or indirectly to our underlying long distance carriers for the origination and termination of our long distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long distance traffic becomes intrastate, our costs of providing long distance services will increase. Similarly, as a local exchange provider, we bill access charges to long distance providers for the termination of those providers’ long distance calls. Accordingly, as opposed to our long distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

For nearly a decade, the FCC has had open regulatory proceedings in which it has considered reforming “intercarrier compensation,” which is a term that covers the payments that carriers bill and remit to each other—access charges and reciprocal compensation, generally—for the use of telecommunications networks to originate and terminate phone calls. On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking wherein it set forth a schedule which, over a period of several years, substantially reduces terminating access rates. Since we both make payments to and receive payments from other carriers for terminating long distance calls, the FCC’s action has the effect of reducing payments we receive from other carriers while also reducing our costs to terminate our long distance calls. The FCC has also raised the possibility – which it has yet to conclusively act upon – that it will reduce originating access charges in a similar manner. Due to the nature of IDT’s business, IDT pays, but does not bill originating access charges. At this time we cannot predict the effect future FCC actions may have upon our business.

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

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local and in-state long distance services are subject to the jurisdiction of that state’s public utility commission. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state public utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

Regulation of Internet Telephony

The use of the Internet and private IP networks to provide voice communications services is generally less regulated than traditional switch-based telephony within the United States and abroad and, in many markets, is not subject to the imposition of certain taxes and fees that increase our costs. As a result, IDT is able, in many markets, to offer VoIP communications services at rates that are more attractive than those applicable to traditional telephone services. However, in the U.S. and abroad, there have been efforts by legislatures and regulators to harmonize the regulatory structures between traditional switch-based telephony and VoIP. This could result in additional fees, charges, taxes and regulations on IP communications services that could materially increase our costs and may limit or eliminate our competitive pricing advantages. Additionally, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. These efforts could likewise harm our ability to offer VoIP communications services.

Money Transmitter and Payment Instrument Laws and Regulations

We have further developed our business in the area of consumer financial services. Our offerings now include money transfer, which launched in the first quarter of 2014, and various network branded or “open loop” prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in the area of consumer financial services, are subject to a variety of federal and state laws and regulations, including:

•	Banking laws and regulations;
•	Money transmitter and payment instrument laws and regulations;
•	Anti-money laundering laws;
•	Privacy and data security laws and regulations;
•	Consumer protection laws and regulations;
•	Unclaimed property laws; and
•	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we are actively pursuing our own money transmitter licenses. As of July 31, 2013, we had money transmitter licenses in 35 states, Puerto Rico and Washington, DC, and applications pending in additional states. Our goal is to acquire licenses in all of the jurisdictions where our current or expected activities, or the activities of our agents, distributors or reload partners, require licenses.

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

We own at least 190 trademark and service mark registrations and pending applications in the United States and at least 155 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT, Boss Revolution and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT Corporation owns 9 issued patents and 14 patent applications in the United States and 10 patents issued abroad with 16 patent applications pending abroad.

We maintain a global telecommunications switching and transmission infrastructure that enables us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. We have domestic and foreign patents and patent applications regarding our infrastructure and/or global telecommunication network for our international telecommunications traffic and the international traffic of other telecommunications companies.

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

IDT Telecom

In addition to IDT Corporation’s patents, Net2Phone currently owns 36 issued patents and has 4 pending patent applications in the United States. Net2Phone has 8 foreign issued patents, and no patent applications pending abroad.

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

Zedge

Zedge owns at least 4 trademark and service mark registrations and at least 7 pending applications in the United States and in various foreign countries. Zedge’s most important mark is “ZEDGE.” Zedge has made a significant investment in protecting this mark and the other marks it is seeking to protect. Zedge is currently engaged in a domestic international filing program to file trademark applications for trademark registrations of the mark “ZEDGE” and other trade names in the United States and in a number of foreign countries. While Zedge cannot insure that there will be no opposition to its current applications, no such opposition currently exists.

Other

We also currently own two patents and three pending patent applications and three registrations in the United States that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We incurred $7.2 million, $4.6 million and $2.8 million on research and development during fiscal 2013, fiscal 2012 and fiscal 2011, respectively, all related to Fabrix.

EMPLOYEES

As of October 1, 2013, we had a total of approximately 1,320 employees, of which approximately 1,310 are full-time employees.

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

Risks Related to Our Businesses

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

Because our prepaid products including Boss Revolution products generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in these products and these products continue to face significant competition which has adversely affected our profitability in recent years and may continue to adversely affect our profitability.

Because of the significant percentage of our revenues generated by our retail products, our results of operations and future growth significantly depend on the performance of these products.

We compete in the prepaid calling market with many of the established facilities-based carriers, such as AT&T, Verizon and Sprint, and with providers of alternative telecommunications services such as Mobile Virtual Network Operators and other prepaid wireless providers. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in or affecting the international prepaid calling market could significantly impact our ability to compete against them successfully. In addition to these larger competitors, we face significant competition from smaller prepaid calling providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete.

The continued growth of the use of Internet protocol-based services, including Boss Revolution Pin-less, has adversely affected the sales of our traditional prepaid calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our international prepaid calling sales and margins.

Certain traditional wireless operators have been rolling out unlimited international long distance plans that include international destinations to which customers can place direct calls from their mobile phones without time limitation. Currently, applicable destinations are limited. As more international destinations are added to the “international unlimited” list, this can adversely affect our revenues, as these operators gain subscriber market share.

In addition, like all international calling services, our Boss Revolution products are subject to fierce competition. Whether it is direct competitors, who offer similar calling services, or indirect competitors such as wireless service providers and VoIP carriers, which offer alternative international calling services, competitors that offer alternatives to Boss Revolution try to attract their potential distributors and international callers with aggressive pricing and promotion. This competition can adversely affect the revenues and profitability of our Boss Revolution products.

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

As our international airtime top-up business grows and more competitors enter this space, our ability to secure competitive direct or indirect, exclusive or non-exclusive, agreements with international wireless operators to have access and to resell their in-country mobile top-ups could become more difficult or less attractive, thereby having an adverse effect on our revenues and operations.

Our customers, particularly our Wholesale Termination Services customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. Moreover, the recent economic recession both in the United States and elsewhere may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest wholesale carrier customers accounted for 5.1% of our total consolidated revenues from continuing operations in fiscal 2013 compared with 5.6% in fiscal 2012. This concentration of revenues increases our exposure to non-payment by our larger customers, and we may experience significant write-offs related to the provision of wholesale carrier services if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will suffer if our distributors and sales representatives fail to effectively market and distribute our traditional disposable prepaid calling card products, our Boss Revolution products, our international airtime top-up offerings and other services.

We currently rely on our distributors and representatives for marketing and distribution of our traditional disposable prepaid calling card products, our Boss Revolution products, our international airtime top-up offerings and other services. We utilize a network of several hundred sub-distributors that sell our traditional disposable prepaid calling cards, Boss Revolution products, and international airtime top-up to retail outlets throughout most of the United States.

In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which also sell services or products for other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable distributors, retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products, Boss Revolution products, international airtime top-up offerings and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

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

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customer’s information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. While we have completed our analysis and remediation of most attacks, and have implemented security designed to foil future similar attacks, with respect to certain of these attacks, we are still in the process of determining what information may have been compromised and its potential impact.

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

An increasingly significant portion of our telecom transactions are processed using credit cards and similar payment methods. As we shift from sales through our traditional distribution channels to newer platforms, including Boss Revolution and platforms utilized by our financial services business, that portion is expected to increase and that growth is dependent on utilizing such payment methods. The banks, credit card companies and other relevant parties are imposing strict system and other requirements in order to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors’ failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements related to our financial services business, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well. Further, as we move into more payment and financial services in addition to services and products that are solely telecom related, those operations may be subject to different and more stringent requirements by regulators and trade organizations in various jurisdictions. Our financial services unit is subject to federal and state banking regulations and we are also subject to further regulation by those states in which we are licensed as a money transmitter. We do not believe that our distributors are themselves required to become licensed as money transmitters in order to engage in their normal business activities. However, there is a risk that a federal or state regulator will take a contrary position and initiate enforcement or other proceedings against a distributor, us, our issuing banks or our other distribution partners. Some states are aggressively enforcing their regulations, which can lead to us being required to spend extensive time and resources gathering information and complying with requests, and can lead to fines or restrictions on activities. Such a development could have an adverse impact on our business. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to carry on and grow our Retail Communications and Payment Services operations.

Our business is subject to a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity and our failure, or the failure of one of our disbursement partners or payment processors to comply with those laws and regulations could harm our business, financial condition and results of operations.

Our money transfer and network branded prepaid card services are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

The foregoing laws and regulations are constantly evolving, unclear and inconsistent across various jurisdictions, making compliance challenging. If we fail to update our compliance system to reflect legislative or regulatory developments, we could incur penalties. New legislation, changes in laws or regulations, implementing rules and regulations, litigation, court rulings, changes in industry practices or standards, changes in systems rules or requirements or other similar events could expose us to increased compliance costs, liability, reputational damage, and could reduce the market value of our money transfer and network branded prepaid card services or render them less profitable or obsolete.

We provide communications services to consumers and are therefore subject to various Federal and state laws and regulations.

As a provider of communications services to consumers, such as our Boss Revolution international calling service or our prepaid calling card services, we are subject to various Federal and state laws and regulations relating to the manner in which we advertise our services, describe and present the terms of our services, and communicate with our consumers. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws, could result in action being taken by Federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission.

We are subject to licensing and other requirements imposed by U.S. state regulators, and the U.S. federal government. If we were found to be subject to or in violation of any laws or regulations governing money transmitters, we could lose our licenses, be subject to liability or be forced to change our business practices.

A number of states have enacted legislation regulating money transmitters. As of July 31, 2013, we had obtained licenses to operate as a money transmitter in 35 U.S. states, Washington, DC and Puerto Rico, and have applications pending in additional states. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If our pending applications were denied or if additional states or jurisdictions require us to apply for a license, we could be forced to change our business practice or required to bear substantial cost to comply with the requirements of the additional states or jurisdictions. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

Our business is subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our card programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal laws impose substantial regulations on financial institutions that are designed to prevent money laundering and the financing of terrorist organizations. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of these laws or the enactment of more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our money transfer services or prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational or other harm that would have a material adverse impact on our business.

The Dodd-Frank Act, as well as the regulations required by the Dodd-Frank Act, and the creation of the Consumer Financial Protection Bureau could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and new substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services. The CFPB will create additional regulatory oversight that will affect us. The Dodd-Frank Act and actions by the CFPB could have a significant impact on us by, for example, requiring us to limit or change our business practices, limiting our ability to pursue business opportunities, requiring us to invest valuable management time and resources in compliance efforts, imposing additional costs on us, limiting fees we can charge for services, requiring us to meet more stringent capital requirements, impacting the value of our assets, delaying our ability to respond to marketplace changes, requiring us to alter our services in a manner that would make them less attractive to consumers and impair our ability to offer them profitably, or requiring us to make other changes that could harm our business.

The CFPB has recently issued regulations implementing the remittance provisions of the Dodd-Frank Act. These regulations, which are effective on October 28, 2013, will impact our money transfer and network branded prepaid card services business in a variety of areas as described elsewhere in these risk factors. These requirements and other potential changes under CFPB regulations could harm our operations and financial results and change the way we operate our business.

We may also be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large budget and staff and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

The Dodd-Frank Act establishes a Financial Stability Oversight Counsel that is authorized to designate as “systemically important” non-bank financial companies and payment systems. Companies designated under either standard will become subject to new regulation and regulatory supervision. If we were designated under either standard, the additional regulatory and supervisory requirements could result in costly new compliance burdens or may require changes in the way we conduct business that could harm our business.

The effect of the Dodd-Frank Act and the CFPB on our business and operations will be significant, in part because the function and scope of the CFPB, the reactions of our competitors and the responses of consumers and other marketplace participants are uncertain.

Our disbursement partners generally are regulated institutions in their home jurisdiction, and money transfers are regulated by governments in both the United States and in the jurisdiction of the recipient. If our disbursement partners fail to comply with applicable laws, it could harm our business.

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks and are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, except with respect to our Gibraltar bank as discussed below, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition and results of operations. Our bank in Gibraltar is regulated by the Gibraltar Financial Services Commission (the FSC), and, as such, is subject to Gibraltarian and EU laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, the bank is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license.

We process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

Additionally, with advances in computer capabilities and data protection requirements to address ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, fines or litigation. If there is a breach of credit or debit card information that we store, we could also be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business. If any third parties with whom we work, such as marketing partners, vendors or developers, violate applicable laws or our policies, such violations may put our customers’ information at risk and could harm our business. Any negative publicity arising out of a data breach or failure to comply with applicable privacy requirements could damage our reputation and cause our customers to lose trust in us, which could harm our business, results of operations, financial position and potential for growth.

Risks Related to Our Financial Condition

We hold significant cash, cash equivalents, marketable securities and investments that are subject to various market risks.

As of July 31, 2013, we had cash, cash equivalents and marketable securities of $156.6 million and aggregate short-term and long-term restricted cash and cash equivalents of $42.4 million. As of July 31, 2013, we also had $8.3 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $8.2 million was included in “Investments” in our consolidated balance sheet. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, as there can be no assurance that we can redeem the hedge fund investments at any time and that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

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

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division, or IAD, of the Universal Service Administrative Company, or USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2013, our accrued expenses included $37.9 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2013. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

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

Federal and state regulations may be passed that could harm our business.

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

Howard S. Jonas, our Chairman of the Board, Chief Executive Officer and founder, has voting power over 4,347,583 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,773,257 shares of our Class B common stock), representing approximately 72.9% of the combined voting power of our outstanding capital stock, as of October 10, 2013. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Risks Related to Our Publicly Traded Equity

The price of our Class B common stock decreased significantly in prior periods, and may continue to be subject to volatility.

The price of our Class B common stock decreased significantly in fiscal 2008 and fiscal 2009, although the price has increased since fiscal 2009, after taking into account the value of stock of entities that were spun off by the Company that were received by the Company’s stockholders, but not to the previous levels. The price of our Class B common stock has been subject to substantial volatility during these fiscal years. As of the close of business on October 10, 2013, the price of our Class B common stock was $18.01. See Item 5 to Part II “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” in this Annual Report for more information on the history of the closing prices of our Class B common stock. The price of our Class B common stock may continue to be subject to substantial volatility.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters are located in Newark, New Jersey. We own a building that contains approximately 500,000 square feet, along with an 800 car parking garage. We also lease a 75,000 square foot space in Newark, New Jersey, as well as a space in New York, New York. Collectively, these three buildings currently serve as the base for each of our operating segments.

We own a building in Piscataway, New Jersey, which is subject to a mortgage that is used by IDT Telecom for certain of its operations. We also lease space in a number of other locations in metropolitan areas primarily to house telecommunications equipment and for our retail telecom operations.

We maintain our European headquarters in London, England and we own a 12,400 square foot condominium interest in a building in Jerusalem, Israel. We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc., or Alexsam, $9.1 million in damages from us in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. After we appealed the judgment, on May 20, 2013, the Federal Circuit Court of Appeals ruled on behalf of us that we did not infringe the Alexsam patents. The Court also affirmed that we were licensed to use Alexsam’s patents for activations of certain phone and gift cards. However, the Court denied the remainder of the appeal. The Court remanded the case to the District Court for a recalculation of damages. Post-judgment interest continued to accrue at an annual rate of 0.11% on the $10.1 million awarded in the judgment. We have completed a design-around of certain of the card encoding schemes at issue in an attempt to avoid infringement of the Alexsam patents. On September 1, 2011, Alexsam filed a related action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. A bench trial was held on April 1 and April 2, 2013. On September 24, 2013, the parties entered into a Memorandum of Understanding pursuant to which the parties agreed to settle this matter in full and will negotiate a final confidential settlement agreement.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively Southwestern Bell), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from us. The complaint alleged that we failed to pay “switched access service” charges for calls made by consumers using our prepaid calling cards. The complaint alleged causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 22, 2012, we and Southwestern Bell entered into a Confidential Settlement Agreement to fully and finally resolve the litigation and the underlying claim and matter in dispute.

In connection with the Aerotel, Ltd., or Aerotel, arbitration that was held in June 2012, on March 15, 2013, the arbitration panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. After briefing, on July 18, 2013, the Court confirmed the award, and as a result, in July 2013, we paid Aerotel $5.4 million including interest. On August 14, 2013, Aerotel filed a Notice of Appeal with the Court of Appeals, 2nd Circuit. Aerotel’s brief is due by November 5, 2013. A date has not been set for our opposition and Aerotel’s reply.

Our subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. We had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against us in connection with the infringement proceedings that are based on applicable statutes, the outcome of this matter is uncertain, and, as such, we are not able to make an assessment of the final result and its impact on us. Upon enforcement of the judgments in these cases, we were required to transfer security deposits to the court. The security deposit for each of the Lycatel and Mox cases was €250,000 ($0.3 million at July 31, 2013) and €1.5 million ($2.0 million at July 31, 2013) respectively. We requested release of both security deposits. The court released the Lycatel security deposit to us. Mox is attempting to block the release of the Mox security deposit, by submitting a payment order of approximately €1.5 million against Prepaid Cards BVBA for damages it claims were incurred as a result of the preliminary enforcement by Prepaid Cards BVBA of the first and second instance patent infringement judgments. Prepaid Cards BVBA has objected to this payment order. If Mox desires to further pursue this claim it would have to initiate regular proceedings for damages, in which it would have to substantiate the claim, and provide evidence for the allegedly suffered damage. We believe that there is evidence to the contrary that Mox would find difficult to overcome in proving this claim.

As of July 31, 2013, we had an aggregate of $10.0 million accrued for the Alexsam, Southwestern Bell and Lycatel/Mox matters.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively Tyco). We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement), or Wavelengths, on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying our appeal and affirming the Appellate Division’s order. On or about November 17, 2009, we demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, we filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide us with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, we filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court which granted Tyco’s motion to dismiss our complaint. On January 31, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which we opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals. On July 30, 2013, Tyco filed its opening brief, we filed our response on September 6, 2013, and Tyco’s reply was filed on October 11, 2013.

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

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated. On October 28, 2011, we completed the Genie Spin-Off, in which each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011. On July 31, 2013, we completed the Straight Path Spin-Off, in which each of our stockholders received one share of Straight Path Class A common stock for every two shares of our Class A common stock and one share of Straight Path Class B common stock for every two shares of our Class B common stock held of record as of the close of business on July 25, 2013.

	High	Low
Fiscal year ended July 31, 2012
First Quarter	$24.80	$11.50
Second Quarter	$14.20	$8.76
Third Quarter	$10.49	$7.81
Fourth Quarter	$10.73	$7.90
Fiscal year ended July 31, 2013
First Quarter	$11.00	$9.61
Second Quarter	$10.57	$8.86
Third Quarter	$14.94	$9.81
Fourth Quarter	$21.24	$13.77

On October 10, 2013, 2013, there were 534 holders of record of our Class B common stock and 4 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 10, 2013, the last sales price reported on the New York Stock Exchange for the Class B common stock was $18.01 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 10 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2013, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2013. The graph and table assume that $100 was invested on July 31, 2008 (the last day of trading for the fiscal year ended July 31, 2008) in each of Class B common stock with the cumulative total return of the NYSE Composite Index and the S&P Telecommunication Services Index, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

	7/08	7/09	7/10	7/11	7/12	7/13
IDT Corporation	100.00	48.96	348.78	467.60	369.33	811.28
NYSE Composite	100.00	78.49	87.50	103.26	103.23	129.49
S&P Telecommunication Services	100.00	90.09	97.50	116.85	152.66	161.17

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2013.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2013	—	$—	—	5,064,792
June 1 – 30, 2013	—	$—	—	5,064,792
July 1 – 31, 2013	—	$—	—	5,064,792
Total	—	$—	—

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

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2013 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in thousands, except per share data)	2013	2012	2011	2010	2009
STATEMENT OF OPERATIONS DATA:
Revenues	$1,620,617	$1,506,283	$1,351,416	$1,193,131	$1,242,459
Income (loss) from continuing operations	18,078	30,934	20,987	6,988	(92,894)
Income (loss) from continuing operations per common share—basic	0.77	1.45	0.98	0.31	(4.07)
Income (loss) from continuing operations per common share—diluted	0.72	1.36	0.90	0.30	(4.07)
Cash dividends declared per common share	0.83	0.66	0.67	—	—

As of July 31, (in thousands)	2013	2012	2011	2010	2009
BALANCE SHEET DATA:
Total assets	$435,407	$451,114	$568,166	$517,795	$559,620
Capital lease obligations—long-term portion	—	—	—	407	5,210
Notes payable—long term portion	6,624	29,716	29,564	33,640	43,281

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications industry. We have three reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division, and Zedge. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. Zedge owns and operates an on-line platform for mobile phone consumers interested in obtaining free and relevant, high quality games, apps, and personalization content such as ringtones, wallpapers, and alerts. operates a service accessible on-line and through both an Android and iOS app that provides mobile game discovery and personalization content such as ringtones and wallpaper. All other operating segments that are not reportable individually are included in All Other. All Other includes Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, our real estate holdings, and other smaller businesses.

Discontinued Operations

Straight Path Communications, Inc.

On July 31, 2013, we completed a pro rata distribution of the common stock of our subsidiary Straight Path Communications Inc. to our stockholders of record as of the close of business on July 25, 2013. At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc. (formerly IDT Spectrum, Inc.), which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc. (formerly Innovative Communications Technologies, Inc.), which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of our stockholders received one share of Straight Path Class A common stock for every two shares of our Class A common stock and one share of Straight Path Class B common stock for every two shares of our Class B common stock held of record date as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

We intend for the Straight Path Spin-Off to be tax-free for us and our stockholders for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986. We received an opinion from Pryor Cashman LLP on the requirements for a tax-free distribution. Specifically, the opinion concluded that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

In connection with the Straight Path Spin-Off, we funded Straight Path with a total of $15.0 million in aggregate cash and cash equivalents.

We entered into various agreements with Straight Path prior to the Straight Path Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, (2) a Tax Separation Agreement, which sets forth our and Straight Path’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods, and (3) a Transition Services Agreement, which provides for certain services to be performed by us to facilitate Straight Path’s transition into a separate publicly-traded company. These agreements provide for, among other things, the allocation between us and Straight Path of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, and provision of certain services by us to Straight Path following the spin-off, including services relating to human resources and employee benefits administration, finance, treasury, accounting, tax, internal audit, facilities, external reporting, investor relations and legal. In addition, we and Straight Path have entered into a license agreement whereby each of us, Straight Path and our subsidiaries granted and will grant a license to the other to utilize patents held by each entity.

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

We received a ruling from the Internal Revenue Service, or IRS, substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, us and our stockholders under Section 355 of the Internal Revenue Code of 1986. In addition to obtaining the IRS ruling, we received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

In connection with the Genie Spin-Off, we funded Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash.

We entered into various agreements with Genie prior to the Genie Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by us and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between us and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by us relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, external reporting, investor relations and legal services to be provided by us to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of our foreign subsidiaries. In addition, we entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, we were eligible to receive additional consideration from Liberty Media based upon any appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011, however, we may have been required to pay Liberty Media up to $3.5 million if the value of IDT Entertainment did not exceed a certain amount by August 2011. In July 2011, we revised our estimate for this commitment. Included in “Income on sale of discontinued operations” in the accompanying consolidated statement of income in fiscal 2011 was a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration and certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in fiscal 2012 in the accompanying consolidated statement of income.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income (loss) of Straight Path, Genie and their subsidiaries, which are included in discontinued operations, were as follows:

Year ended July 31 (in millions)	2013	2012	2011
REVENUES
Straight Path and subsidiaries	$1.1	$0.5	$0.5
Genie and subsidiaries	—	45.8	203.6
TOTAL	$1.1	$46.3	$204.1
(LOSS) INCOME BEFORE INCOME TAXES
Straight Path and subsidiaries	$(4.6)	$4.9	$2.3
Genie and subsidiaries	—	2.6	4.4
TOTAL	$(4.6)	$7.5	$6.7
NET (LOSS) INCOME
Straight Path and subsidiaries	$(4.6)	$4.9	$1.5
Genie and subsidiaries	—	1.0	(2.6)
TOTAL	$(4.6)	$5.9	$(1.1)

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.9%, 99.3% and 99.4% of our total revenues from continuing operations in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Telecom Platform Services, which represented 99.1%, 98.7% and 98.0% of IDT Telecom’s total revenues in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

•

Retail Communications provides international long-distance calling products primarily to immigrant communities worldwide, with its core markets in the United States. These products include our flagship Boss Revolution PIN-less product (an international calling service sold through our Boss Revolution payment platform) as well as other prepaid calling card products including traditional, disposable calling cards.

•

Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers, through our network of 650-plus carrier interconnects.

•

Payment Services provides payment offerings including domestic and international airtime top-up sold both in traditional hard card format and over our Boss Revolution payment platform, gift cards sold in the United States and Europe, and our recently launched bill pay and international money transfer service. Payment Services also includes reloadable debit cards and BIN sponsorship services offered in Europe by IDT Financial Services Limited.

•

Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers. The majority of Hosted Platform Solutions’ revenue is generated by our cable telephony business.

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

Our international prepaid calling business worldwide sells the great majority of its products to distributors at a discount to their face value, and records the sales as deferred revenues. These deferred revenues are recognized as revenues when telecommunications services are provided and/or administrative fees are imposed. International prepaid calling revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

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

Network costs, which are also called connectivity costs, are fixed for a range of minutes of use, and include customer/carrier interconnect charges and leased fiber circuit charges. Local circuits are generally leased for a 12 to 24 month term, while long haul circuits generally are leased for longer terms. Although these are not purely variable costs, where the cost increases for each additional minute carried on our suppliers’ networks, increases in minutes will likely result in incrementally higher network costs.

Direct costs related to our telecom business include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Subsequent adjustments to these estimates may occur after the invoices are received for the actual costs incurred, but these adjustments generally are not material to our results of operations.

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. IDT Telecom’s Retail Communications offerings generally have higher selling, general and administrative expenses than IDT Telecom’s wholesale carrier services business.

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

To combat this trend, we have introduced in recent years new sources of revenue, such as Boss Revolution PIN-less and international airtime top-up that have now largely replaced revenues from our traditional disposable calling cards. Boss Revolution PIN-less allows users to call their families and friends overseas without the need to enter a PIN. International airtime top-up, which enables customers to purchase airtime for a prepaid mobile telephone in another country, appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. The addition of Boss Revolution PIN-less and international airtime top-up represent successful efforts to leverage our existing capabilities and distribution. Although Boss Revolution PIN-less and international airtime top-up generally have lower gross margins than our traditional disposable calling cards, customers tend to continue using these products over a longer period of time thereby allowing us to generate higher revenues and longer lifetime value per user. The Boss Revolution payment platform provides us with a direct, real-time relationship with all of our retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment. There can be no assurance that we will continue to grow our Boss Revolution PIN-less and international airtime top-up sales, or that we will be able to continue to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our Wholesale Termination Services business, we have generally had to pass along all or most of our per-minute cost savings to our customers in the form of lower prices.

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s international prepaid calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 10.0%, 8.1% and 7.1% of total consolidated revenues from continuing operations in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. Our customers with the five largest receivables balances collectively accounted for 16.6% and 24.3% of the consolidated gross trade accounts receivable at July 31, 2013 and 2012, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail telecom, wholesale termination and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these wholesale termination customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale termination customers with receivable balances that exceed IDT Telecom’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $13.1 million and $13.0 million at July 31, 2013 and 2012, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 16.7% at July 31, 2013 from 13.6% at July 31, 2012 as a result of the decline in the gross trade accounts receivable balances at IDT Telecom and Fabrix. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill balance of $14.8 million at July 31, 2013 was attributable to our Retail Communications reporting unit in our Telecom Platform Services segment ($11.6 million) and Zedge ($3.2 million). Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

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

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. However, we may elect to perform the two-step quantitative goodwill impairment test even if no indications of a potential impairment exist.

For our Retail Communications reporting unit with a negative carrying amount, we perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, we consider whether there are any adverse qualitative factors indicating that impairment may exist.

For Retail Communications’ annual impairment test for fiscal 2013 and fiscal 2012, we qualitatively assessed whether it was more likely than not that a goodwill impairment existed and concluded that a goodwill impairment did not exist. For Retail Communications in fiscal 2011, and for Zedge in fiscal 2013, fiscal 2012 and fiscal 2011, the estimated fair values of the reporting unit substantially exceeded their respective carrying values in Step 1 of our annual impairment tests, therefore it was not necessary to perform Step 2. In addition, we do not believe our reporting units are currently at risk of failing Step 1. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record impairments of goodwill in future periods and such impairments could be material.

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

In fiscal 2013, we recorded an impairment charge of $4.4 million for the building and improvements that we own at 520 Broad Street, Newark, New Jersey. At July 31, 2013, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $37.7 million. We are considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

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

The valuation allowance on our deferred income tax assets was $167.3 million and $205.0 million at July 31, 2013 and 2012, respectively. In fiscal 2012, we determined that it was more likely than not that a portion of our deferred income tax assets would be realized, therefore we reversed $36.9 million of the valuation allowance related to those assets. We based our determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a release of the U.S. valuation that relates to the core businesses was warranted in that period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis included financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on our projections, we expected that we would generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing our net operating loss carryover through this period. Accordingly, we concluded that a portion of our U.S. jurisdiction core business assets did not require a full valuation allowance. In fiscal 2013, we updated the analysis and concluded that the valuation allowance related to our core U.S. business should be maintained at the current level and will be reevaluated as warranted.

We did not release any of the valuation allowances that related to our former Straight Path Spectrum business since it was not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations. We did not release any of the valuation allowances related to our foreign operations as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $265 million at July 31, 2013. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division of USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2013, our accrued expenses included $37.9 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2013. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

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

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2013 and 2012, there was $18.0 million and $19.5 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $6.8 million and $7.4 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

Contingent Liabilities

We are subject to a number of lawsuits, investigations and claims that arise out of the conduct of our global business operations. We recognize a liability for such contingencies when both (a) information available prior to issuance of the financial statements indicates that it is probable that a liability had been incurred at the date of the financial statements and (b) the amount of loss can reasonably be estimated. At July 31, 2013, we had accrued an aggregate of $11.8 million for various legal proceedings. We continually assess the likelihood of any adverse judgments or outcomes to our contingencies, as well as potential amounts or ranges of probable losses, and recognize a liability, if any, for these contingencies based on an analysis of each matter with the assistance of outside legal counsel and, if applicable, other experts. Because many of these matters are resolved over long periods of time, our estimate of liabilities may change due to new developments, changes in assumptions or changes in our strategy related to the matter.

RESULTS OF OPERATIONS

Year Ended July 31, 2013 compared to Years Ended July 31, 2012 and 2011

The following table sets forth certain items in our statements of income as a percentage of our total revenues from continuing operations:

Year ended July 31,	2013	2012	2011
REVENUES:
IDT Telecom	98.9%	99.3%	99.4%
Zedge	0.4	0.3	0.2
All Other	0.7	0.4	0.4
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	83.7	84.3	82.9
Selling, general and administrative	13.5	13.7	15.0
Depreciation and amortization	0.9	1.1	1.5
Research and development	0.4	0.3	0.2
Impairment of building and improvements	0.3	—	—
Severance and other charges	—	—	0.1
TOTAL COSTS AND EXPENSES	98.8	99.4	99.7
Other operating gains (losses), net	0.6	(1.1)	0.3
INCOME (LOSS) FROM OPERATIONS	1.8	(0.5)	0.6
Interest expense, net	—	(0.2)	(0.3)
Other income (expense), net	0.3	(0.1)	0.3
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.1%	(0.8)%	0.6%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Revenues
Telecom Platform Services	$1,587.6	$1,477.1	$1,316.6	$110.5	7.5%	$160.5	12.2%
Consumer Phone Services	14.5	19.3	26.4	(4.8)	(24.8)	(7.1)	(27.0)
Total revenues	$1,602.1	$1,496.4	$1,343.0	$105.7	7.1%	$153.4	11.4%

Revenues. IDT Telecom revenues increased in fiscal 2013 and fiscal 2012 compared to the prior fiscal year due to an increase in Telecom Platform Services’ revenues, which more than offset a decline in Consumer Phone Services’ revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services’ revenues increased from 98.0% in fiscal 2011 to 98.7% in fiscal 2012 and 99.1% in fiscal 2013, and Consumer Phone Services’ revenues decreased from 2.0% in fiscal 2011 to 1.3% in fiscal 2012 and 0.9% in fiscal 2013.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for fiscal 2013, fiscal 2012 and fiscal 2011 consisted of the following:

(in millions, except revenue per minute)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$/#	%	$/#	%
Telecom Platform Services Revenues
Retail Communications	$656.5	$551.7	$482.4	$104.8	19.0%	$69.3	14.4%
Wholesale Telecommunications Services	687.6	715.4	639.8	(27.8)	(3.9)	75.6	11.8
Payment Services	191.3	153.0	118.5	38.3	25.1	34.5	29.1
Hosted Platform Solutions	52.2	57.0	75.9	(4.8)	(8.4)	(18.9)	(24.9)
Total Telecom Platform Services revenues	$1,587.6	$1,477.1	$1,316.6	$110.5	7.5%	$160.5	12.2%
Minutes of use
Retail Communications	9,373	8,427	7,742	946	11.2%	685	8.9%
Wholesale Telecommunications Services	22,367	21,266	17,193	1,101	5.2	4,073	23.7
Hosted Platform Solutions	900	1,087	1,305	(187)	(17.2)	(218)	(16.7)
Total minutes of use	32,640	30,780	26,240	1,860	6.1%	4,540	17.3%
Average revenue per minute
Retail Communications	$0.0700	$0.0655	$0.0623	$0.0045	7.0%	$0.0032	5.1%
Wholesale Telecommunications Services	0.0307	0.0336	0.0372	(0.0029)	(8.6)	(0.0036)	(9.6)

Retail Communications’ revenues (41.4% and 37.3% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) grew 19.0% and 14.4% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. The growth was led by penetration and acceptance of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. We launched the Boss Revolution payment platform in the United Kingdom and Spain during fiscal 2012, and in the first half of fiscal 2013, it was launched in Germany, Hong Kong, Singapore and Australia.

Wholesale Termination Services’ revenues (43.3% and 48.4% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) declined 3.9% and increased 11.8% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. The decrease in fiscal 2013 compared to fiscal 2012 was the result of an industry-wide increase in termination rates to certain key destinations in Southern Asia which resulted in a decline in revenues as well as direct cost of revenues. The growth in fiscal 2012 compared to fiscal 2011 was due to our commitment and investments in being a recognized leader in the wholesale termination marketplace as well as the significant increase in revenues from our web-based prepaid termination service.

Payment Services’ revenues (12.0% and 10.4% of Telecom Platform Services’ revenue in fiscal 2013 and fiscal 2012, respectively) grew 25.1% and 29.1% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. The increase was driven by the success of our international airtime top-up offerings. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution payment platform. In the third quarter of fiscal 2013, we launched our domestic bill payment services in partnership with a licensed domestic bill pay provider. In addition, in fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution payment platform after obtaining the requisite licenses.

Hosted Platform Solutions’ revenues (3.3% and 3.9% of Telecom Platform Services’ revenues in fiscal 2013 and fiscal 2012, respectively) declined 8.4% and 24.9% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. The decline in fiscal 2013 compared to fiscal 2012 was partially due to a decrease in revenue from our cable telephony business which is in harvest mode. The decline was also due to decreases in revenues from call shops outside the U.S., which decreased due to price competition and migration to alternative wireless and IP-based services. The decline in fiscal 2012 compared to fiscal 2011 was primarily due to the loss of our largest cable telephony customer, Bresnan Broadband Holdings, LLC, which terminated its agreement with us as part of its sale to Cablevision. In December 2010, Cablevision paid us $14.4 million in cash to terminate the agreement, and we provided transition services to Bresnan through the fourth quarter of fiscal 2011.

Total minutes of use for Telecom Platform Services increased 6.1% and 17.3% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services increased 5.2% and 23.7% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. The increase in fiscal 2013 compared to fiscal 2012 was the result of significant increases in the first half of fiscal 2013 from our web-based prepaid termination service as well as from wholesale telecom. Minutes of use from Retail Communications increased 11.2% and 8.9% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year. In fiscal 2013 and fiscal 2012, the increases were driven by the volume growth in the U.S. and Asia, which more than offset the decrease in minutes of use in Europe and South America. Hosted Platform Solutions minutes of use decreased 17.2% and 16.7% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year, primarily as a result of the decline in minutes of use from call shops, as well as, in fiscal 2013 compared to fiscal 2012, a decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services’ revenues declined 24.8% and 27.0% in fiscal 2013 and fiscal 2012, respectively, compared to the prior fiscal year as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 7,800 as of July 31, 2013 compared to 10,500 as of July 31, 2012 and 14,100 as of July 31, 2011. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 35,700 as of July 31, 2013 compared to 45,200 as of July 31, 2012 and 57,300 as of July 31, 2011. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Direct cost of revenues
Telecom Platform Services	$1,346.8	$1,258.8	$1,106.0	$88.0	7.0%	$152.8	13.8%
Consumer Phone Services	6.3	8.6	12.1	(2.3)	(27.0)	(3.5)	(28.8)
Total direct cost of revenues	$1,353.1	$1,267.4	$1,118.1	$85.7	6.8%	$149.3	13.4%

Year ended July 31,	2013	2012	2011	2013 change from 2012	2012 change from 2011
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.8%	85.2%	84.0%	(0.4)%	1.2%
Consumer Phone Services	43.3	44.6	45.7	(1.3)	(1.1)
Total	84.5%	84.7%	83.3%	(0.2)%	1.4%

Direct Cost of Revenues. Direct cost of revenues of IDT Telecom increased in fiscal 2013 and fiscal 2012 compared to the prior fiscal year primarily as a result of the increase in minutes of use volume in our Telecom Platform Services segment. Direct cost of revenues in Telecom Platform Services increased in fiscal 2013 compared to fiscal 2012 primarily as a result of increases in the direct cost of revenues in Retail Communications and Payment Services, partially offset by a decrease in Wholesale Termination Services direct cost of revenues. Direct cost of revenues in Telecom Platform Services increased in fiscal 2012 compared to fiscal 2011 due to increases in the direct cost of revenues in Retail Communications, Wholesale Termination Services and Payment Services.

Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 40 basis points in fiscal 2013 compared to fiscal 2012, which primarily reflects the growth of Retail Communications revenue compared to the decline in Wholesale Termination Services revenue, resulting in a positive revenue mix shift. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 120 basis points in fiscal 2012 compared to fiscal 2011 due to the loss of Bresnan, our largest cable telephony customer, as well as the evolution of our product mix, as revenues from traditional disposable calling cards declined while revenues of Wholesale Termination Services, Boss Revolution PIN-less and international airtime top-up increased.

Direct cost of revenues in our Consumer Phone Services segment decreased in fiscal 2013 and fiscal 2012 compared to the prior fiscal year primarily as a result of the declining customer base.

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Selling, general and administrative expenses
Telecom Platform Services	$189.3	$182.2	$174.0	$7.1	3.9%	$8.2	4.7%
Consumer Phone Services	6.4	6.6	7.2	(0.2)	(3.3)	(0.6)	(7.8)
Total selling, general and administrative expenses	$195.7	$188.8	$181.2	$6.9	3.6%	$7.6	4.2%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2013 and fiscal 2012 compared to the prior fiscal year was partially due to increases in employee compensation. We are continuing to expand our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2014, which will likely somewhat further increase our selling, general and administrative expenses.

The increases in selling, general and administrative expenses in our Telecom Platform Services segment were also due to the increase in our variable costs, as our revenue grew as well. Variable selling, general and administrative expenses include costs such as marketing, bad debt, third-party transaction processing costs, and internal sales commissions that closely track top-line performance. In particular, third-party transaction processing costs have increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay us for their purchases. We intend to compliment the use of credit cards with ACH transfers in order to reduce these costs. Internal sales commissions have grown as a direct result of our effort to grow and strengthen our retail direct sales force in the U.S. In addition, an increase in external legal fees contributed to the increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2013 compared to fiscal 2012. These increases in fiscal 2013 compared to fiscal 2012 were partially offset by a decrease in marketing expenses in fiscal 2013 compared to fiscal 2012, although marketing expenses significantly increased in fiscal 2012 compared to fiscal 2011 to support our revenue growth. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2012 compared to fiscal 2011 was partially offset by decreases in external legal fees and bad debt expense.

As a percentage of Telecom Platform Services’ revenues, Telecom Platform Services’ selling, general and administrative expenses decreased to 11.9% from 12.3% and 13.2% in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. We expect that Telecom Platform Services’ selling, general and administrative expenses as a percentage of Telecom Platform Services’ revenues will slightly increase in fiscal 2014 as we continue our investment in several growth initiatives including further expansion of the retail sales force, increased marketing of our existing Boss Revolution suite of products, and introduction of new payment offerings including the roll-out of money remittances services.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2013 and fiscal 2012 compared to the prior fiscal year as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Depreciation and amortization
Telecom Platform Services	$12.3	$14.2	$17.6	$(1.9)	(13.2)%	$(3.4)	(19.4)%
Consumer Phone Services	—	—	0.1	—	—	(0.1)	(83.3)
Total depreciation and amortization	$12.3	$14.2	$17.7	$(1.9)	(13.2)%	$(3.5)	(19.6)%

Depreciation and Amortization. The decrease in depreciation and amortization expense in fiscal 2013 and fiscal 2012 compared to the prior fiscal year was due to lower levels of capital expenditures in recent periods and more of our property, plant and equipment becoming fully depreciated. In addition, depreciation expense in fiscal 2013 was reduced by $0.7 million due to an adjustment in our estimate of capital expenditures subject to sales and use tax as a result of an audit. We expect continued reductions in depreciation and amortization expense in the future although at a reduced rate.

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Severance and other charges
Telecom Platform Services	$—	$—	$0.9	$—	—%	$(0.9)	(100.0)%
Consumer Phone Services	—	—	—	—	—	—	—
Total severance and other charges	$—	$—	$0.9	$—	—%	$(0.9)	(100.0)%

Severance and Other Charges. Severance and other charges in fiscal 2011 consisted primarily of costs to terminate a contract for a technology development and support group.

(in millions) Year ended July 31,	2013	2012	2011
Telecom Platform Services-Other operating gains (losses), net
Gains (losses) related to legal matters, net	$9.3	$(6.8)	$—
Loss on settlement of litigation (a)	—	(11.0)	—
Gain on settlement of claim (b)	—	1.8	—
Gain on termination of agreement (c)	—	—	14.4
Loss from alleged patent infringement (d)	—	—	(10.8)
Total other operating gains (losses), net	$9.3	$(16.0)	$3.6

Other Operating Gains (Losses), net. Our Telecom Platform Services segment’s income from operations in fiscal 2012 and fiscal 2011 included other operating gains (losses), net as follows:

(a)	On October 12, 2011, we entered into a binding term sheet with T-Mobile USA, Inc. to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

(b)	On January 17, 2012, we received $1.8 million from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(c)	In connection with Cablevision’s acquisition of Bresnan, Bresnan exercised its option to terminate the services being provided by us to Bresnan under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid us $14.4 million to terminate the Agreement.

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

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Income from operations
Telecom Platform Services	$48.5	$5.9	$21.6	$42.6	715.7%	$(15.7)	(72.5)%
Consumer Phone Services	1.8	4.1	7.1	(2.3)	(55.1)	(3.0)	(42.8)
Total income from operations	$50.3	$10.0	$28.7	$40.3	402.8%	$(18.7)	(65.1)%

Zedge

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Revenues	$5.8	$3.8	$3.2	$2.0	53.2%	$0.6	17.9%
Direct cost of revenues	0.9	0.7	0.6	0.2	15.3	0.1	18.2
Selling, general and administrative	3.8	2.6	2.2	1.2	44.2	0.4	19.0
Depreciation	0.8	0.7	0.6	0.1	22.3	0.1	15.2
Income (loss) from operations	$0.3	$(0.2)	$(0.2)	$0.5	237.4%	$—	(22.5)%

Revenues. Zedge’s revenues are entirely derived from selling its advertising inventory across its Android and iOS apps and websites. Zedge launched its Android app in fiscal 2010 and its iOS app in fiscal 2013. Zedge’s revenues increased in fiscal 2013 and fiscal 2012 compared to the prior fiscal year due to its growing user base, its non-incentivized, user acquisition platform focused on mobile games and personalization content discovery, its ability to optimize ad inventory performance and its direct distribution relationships with a number of premium game publishers. The growth in Total Installs and Current Installs for the Zedge Android and iOS apps are presented in the table below. “Total Installs” is the number of times the app has been downloaded. “Current Installs” is the number of instances of the app currently installed across all devices. This increase in users was a primary driver of advertising revenue growth.

(in millions) July 31,	2013	2012	2011
Total Installs (Android and iOS)	71.7	37.6	12.8
Current Installs (Android and iOS)	30.6	18.7	7.9

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2013 and fiscal 2012 compared to the prior fiscal year primarily as a result of the increases in users. Direct cost of revenues as a percentage of revenues was 14.7%, 19.5% and 19.4% in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The decrease in direct cost of revenues as a percentage of revenues in fiscal 2013 compared to the prior fiscal years was due to a reduction in the rate of increase of certain direct costs as a result of renegotiated hosting and ad serving contracts.

Selling, General and Administrative. The increase in selling, general and administrative expenses in fiscal 2013 and fiscal 2012 compared to the prior fiscal year was primarily due to increases in developer headcount which increased employee payroll. In addition, bonus expense increased in fiscal 2013 compared to the prior fiscal years. Zedge’s selling expense included in selling, general and administrative expenses was $24,000, $5,000 and nil in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Depreciation. The increase in depreciation expense in fiscal 2013 and fiscal 2012 compared to the prior fiscal year was due to increases in depreciation of capitalized payroll costs of employees working on internal use software primarily related to the introduction of the iOS app and the launch and subsequent enhancements to the Android app.

All Other

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Revenues	$12.7	$6.1	$5.2	$6.6	108.0%	$0.9	18.1%
Direct cost of revenues	1.7	1.2	0.9	0.5	33.8	0.3	44.3
Selling, general and administrative	5.0	2.5	4.2	2.5	106.0	(1.7)	(40.9)
Depreciation	1.7	1.5	2.1	0.2	10.4	(0.6)	(27.5)
Research and development	7.2	4.6	2.8	2.6	56.8	1.8	61.3
Impairment of building and improvements	4.4	—	—	4.4	nm	—	—
Other operating losses, net	—	—	0.2	—	—	(0.2)	(100.0)
Loss from operations	$(7.3)	$(3.7)	$(5.0)	$(3.6)	96.2%	$1.3	26.2%

nm—not meaningful

Impairment of Building and Improvements. In fiscal 2013, we recorded an impairment charge of $4.4 million for the building and improvements that we own at 520 Broad Street, Newark, New Jersey. The following facts and circumstances indicated that the fair value of the building and improvements may be less than their carrying value: (1) the building was not occupied and, at that time, we did not expect to occupy it, (2) economic uncertainty and sluggish leasing activity stalled a recovery of the real estate market in Newark, (3) there were no potential tenants, (4) no sale of the building had been completed and, at that time, there were no other likely buyers, (5) the building would be expensive to redevelop and (6) the building was expected to remain vacant for the foreseeable future. We determined the fair value of the building and improvements based on estimates of an owner/user’s market rental rate net of costs of improvements and tenant work as well as the estimated value to an investor/developer after deducting costs of improvements and costs to achieve full occupancy. At July 31, 2013, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $37.7 million. We are considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

Other Operating Losses, net. All Other’s loss from operations in fiscal 2011 included other operating losses, net of $0.2 million, which was comprised of losses from the settlement of certain claims of $2.8 million net of a gain on an insurance claim of $2.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey.

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom and Zedge in All Other. Following is the results of operations in fiscal 2013, fiscal 2012 and fiscal 2011 of Fabrix, which is included in All Other:

Fabrix
(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Revenues	$10.6	$3.6	$2.4	$7.0	192.8%	$1.2	48.9%
Direct cost of revenues	1.4	0.9	0.5	0.5	52.4	0.4	86.0
Selling, general and administrative	3.1	0.9	1.4	2.2	234.8	(0.5)	(35.3)
Depreciation	0.3	0.2	0.2	0.1	102.5	—	(11.8)
Research and development	7.2	4.6	2.8	2.6	56.8	1.8	61.3
Loss from operations	$(1.4)	$(3.0)	$(2.5)	$(1.6)	(53.1)%	$(0.5)	(20.3)%

Research and Development. Research and development expenses in fiscal 2013, fiscal 2012 and fiscal 2011 were incurred by Fabrix, our majority-owned venture that develops and licenses a proprietary video software platform optimized for cost effective video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. Finally, in the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator. In fiscal 2013, fiscal 2012 and fiscal 2011, Fabrix received cash from these sales of $16.0 million, $8.0 million and $8.7 million, respectively. Fabrix generally recognizes revenue for its software licenses and support from the date on which delivered orders were accepted by the customer over the term of the related software support agreements.

Corporate

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
General and administrative expenses	$13.9	$13.0	$14.9	$0.9	7.0%	$(1.9)	(12.6)%
Depreciation and amortization	0.1	0.3	0.6	(0.2)	(63.0)	(0.3)	(57.1)
Severance and other charges	—	—	0.1	—	—	(0.1)	(100.0)
Other operating (gain) loss	—	(0.1)	0.5	0.1	100.0	(0.6)	(120.0)
Loss from operations	$14.0	$13.2	$16.1	$0.8	6.5%	$(2.9)	(18.3)%

Corporate costs include compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. The increase in Corporate general and administrative expenses in fiscal 2013 compared to fiscal 2012 was primarily due to an increase in charitable contributions as we contributed $0.9 million to the IDT Charitable Foundation in the second quarter of fiscal 2013, as well as increases in payroll and related expenses and stock-based compensation expense. These increases were partially offset by an increase in fees charged to Genie for services provided pursuant to the Transition Services Agreement, which reduced Corporate general and administrative expenses by $3.3 million and $2.0 million in fiscal 2013 and fiscal 2012, respectively. The decrease in Corporate general and administrative expenses in fiscal 2012 compared to fiscal 2011 was primarily the result of the fees charged to Genie for services provided. We began providing services to Genie in the second quarter of fiscal 2012, following the Genie Spin-Off, to facilitate Genie’s transition into a separate publicly-traded company. In addition, the decrease in Corporate general and administrative expenses in fiscal 2012 compared to fiscal 2011 was also due to a decrease in stock-based compensation expense. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses decreased from 1.1% in fiscal 2011 to 0.9% in fiscal 2012 and fiscal 2013.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $5.9 million, $3.3 million and $3.4 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

At July 31, 2013, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $6.5 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $3.7 million is expected to be recognized in fiscal 2014, $1.8 million is expected to be recognized in fiscal 2015 and the remaining $1.0 million is expected to be recognized thereafter through November 2019.

(in millions)				2013 change from 2012		2012 change from 2011
Year ended July 31,	2013	2012	2011	$	%	$	%
Income (loss) from operations	$29.4	$(7.1)	$7.4	$36.5	514.2%	$(14.5)	(196.1)%
Interest expense, net	(0.8)	(3.0)	(3.7)	2.2	72.4	0.7	19.3
Other income (expense), net	5.4	(1.8)	3.9	7.2	404.6	(5.7)	(145.2)
(Provision for) benefit from income taxes	(15.9)	42.8	13.4	(58.7)	(137.1)	29.4	219.6
Income from continuing operations	18.1	30.9	21.0	(12.8)	(41.6)	9.9	47.4
Discontinued operations, net of tax	(4.7)	7.8	2.4	(12.5)	(159.0)	5.4	229.3
Net income	13.4	38.7	23.4	(25.3)	(65.3)	15.3	66.0
Net (income) loss attributable to noncontrolling interests	(1.8)	(0.1)	3.4	(1.7)	nm	(3.5)	(104.0)
Net income attributable to IDT Corporation	$11.6	$38.6	$26.8	$(27.0)	(70.0)%	$11.8	44.1%

nm—not meaningful

Interest Expense, net. The decrease in interest expense, net in fiscal 2013 compared to fiscal 2012 was due to a decrease in interest expense, partially offset by a decrease in interest income. The decrease in interest expense, net in fiscal 2012 compared to fiscal 2011 was due to an increase in interest income.

Other Income (Expense), net. Other income (expense), net consists of the following:

(in millions) Year ended July 31,	2013	2012	2011
Gain on settlement of auction rate securities arbitration claim	$—	$—	$5.4
Foreign currency transaction gains (losses)	2.5	(2.9)	(1.5)
Gain (loss) on investments	2.7	1.2	(0.1)
Gain on modification and early termination of loan payable	0.2	—	—
Other	—	(0.1)	0.1
TOTAL	$5.4	$(1.8)	$3.9

On April 30, 2013, the holder of the note payable secured by the mortgage on our building located at 520 Broad Street, Newark, New Jersey entered into an agreement with us to settle all of our disputes. In connection with this agreement, on May 1, 2013, we paid them $21.1 million and they released us from the note and discharged the mortgage. In the fourth quarter of fiscal 2013, we recognized a gain of $0.2 million on the modification and early termination of the note payable.

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

Income Taxes. The change in income taxes to a provision in fiscal 2013 from a benefit in fiscal 2012, and the increase in benefit from income taxes in fiscal 2012 compared to fiscal 2011, was primarily due to the reversal of a portion of our valuation allowance of $36.9 million in fiscal 2012. In fiscal 2012, we determined that it was more likely than not that a portion of our deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. We based our determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in that period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis included financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on our projections, we expected that we would generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing our net operating loss carryover through this period. Accordingly, we concluded that a portion of our U.S. jurisdiction core business assets did not require a full valuation allowance. In fiscal 2013, we updated the analysis and concluded that the valuation allowance related to our core U.S. business should be maintained at the current level and will be reevaluated as warranted.

We did not release any of the valuation allowances that related to our former Straight Path Spectrum business since it was not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations. We did not release any of the valuation allowances related to our foreign operations as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections.

Discontinued Operations, net of tax. Discontinued operations, net of tax in fiscal 2013 was entirely due to Straight Path’s net loss of $4.6 million.

Discontinued operations, net of tax in fiscal 2012 included Straight Path’s net income of $4.8 million and Genie’s net income of $1.0 million for the period from August 1, 2011 through October 28, 2011, the date that we completed the Genie Spin-Off. In addition, discontinued operations, net of tax in fiscal 2012 included a gain of $2.0 million related to the sale of IDT Entertainment to Liberty Media in the first quarter of fiscal 2007. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration that we were eligible to receive for IDT Entertainment based upon any appreciation in its value over the five-year period that ended in August 2011, as well as certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Discontinued operations, net of tax, in fiscal 2011 included Straight Path’s net income of $1.4 million and Genie’s net loss of $2.6 million. In addition, in July 2011, we recognized a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period related to the sale of IDT Entertainment to Liberty Media.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in fiscal 2013 compared to fiscal 2012 was primarily due to the deconsolidation of Genie on October 28, 2011, as well as the increase in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries and the decrease in the net loss attributable to noncontrolling interests in Fabrix, partially offset by the increase in the net loss attributable to noncontrolling interests in Straight Path IP Group. The change in the net (income) loss attributable to noncontrolling interests in fiscal 2012 compared to fiscal 2011 was primarily due to the deconsolidation of Genie on October 28, 2011.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2014 and the balance of cash, cash equivalents and marketable securities that we held as of July 31, 2013 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2014.

As of July 31, 2013, we had cash, cash equivalents and marketable securities of $156.6 million and a deficit in working capital (current liabilities in excess of current assets) of $43.4 million. As of July 31, 2013, we also had $8.3 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $8.2 million was included in “Investments” in our consolidated balance sheet.

As of July 31, 2013, we had aggregate restricted cash and cash equivalents of $42.4 million, of which $35.0 million was included in “Restricted cash and cash equivalents-short-term” and $7.4 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include, among other amounts, restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will continue to increase in fiscal 2014.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $265 million at July 31, 2013. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

In February 2011, we liquidated our Puerto Rico legal entity. The final Puerto Rico tax return was filed in April 2011 claiming a refund of $4.8 million. We expect to receive the refund shortly after the completion of the audits of the liquidated entity’s Puerto Rico tax returns for fiscal years 2009 and 2010.

(in millions) Year ended July 31,	2013	2012	2011
Cash flows provided by (used in)
Operating activities	$59.3	$36.5	$50.4
Investing activities	(25.6)	(4.4)	(7.6)
Financing activities	(36.4)	(125.6)	(32.6)
Effect of exchange rate changes on cash and cash equivalents	1.2	(2.3)	1.5
(Decrease) increase in cash and cash equivalents from continuing operations	(1.5)	(95.8)	11.7
Discontinued operations	(3.0)	3.0	10.8
(Decrease) increase in cash and cash equivalents	$(4.5)	$(92.8)	$22.5

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In fiscal 2013, fiscal 2012 and fiscal 2011, Fabrix received $16.0 million, $8.0 million and $8.7 million, respectively, in cash from sales of software licenses and support services.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

Investing Activities

Our capital expenditures were $14.5 million in fiscal 2013 compared to $10.8 million in fiscal 2012 and $13.3 million in fiscal 2011. We currently anticipate that total capital expenditures in fiscal 2014 will be in the $16 million to $18 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

In fiscal 2013, we used cash of $1.0 million for a deposit on the purchase of a leasehold interest in an office building in New Jersey.

In fiscal 2013, fiscal 2012 and fiscal 2011, we used cash of $1.2 million, nil and $3.0 million, respectively, for additional investments.

We received $0.1 million, $3.2 million and $2.4 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $3.5 million in fiscal 2011 related to water damage in our building located at 520 Broad Street, Newark, New Jersey. We recorded a gain of $2.6 million from this insurance claim in fiscal 2011.

In fiscal 2013, we used cash of $11.4 million to purchase marketable securities. We did not purchase any marketable securities in fiscal 2012 or fiscal 2011.

Proceeds from marketable securities were $1.7 million and $5.7 million in fiscal 2013 and fiscal 2011, respectively. Proceeds from marketable securities in fiscal 2011 were from the settlement of our arbitration claim related to auction rate securities. We held auction rate securities with an original cost of $14.3 million for which we recorded an aggregate $13.9 million loss in fiscal 2009 and fiscal 2008 after determining that there were other than temporary declines in the value of these auction rate securities. In fiscal 2011, we recognized a gain of $5.4 million from the settlement of the arbitration claim.

We used cash of $5.3 million in fiscal 2011 to purchase certificates of deposit at various banks. We received cash of $3.3 million and $2.3 million in fiscal 2012 and fiscal 2011, respectively, from the maturity of certificates of deposit.

Financing Activities

In July 2013, cash and cash equivalents held by Straight Path and its subsidiaries of $15.0 million were deconsolidated as a result of the Straight Path Spin-Off. In October 2011, cash and cash equivalents held by Genie and its subsidiaries of $92.4 million were deconsolidated as a result of the Genie Spin-Off. Subsequent to the Genie Spin-Off, in November and December 2011, we funded Genie with the remaining $11.9 million of our commitment.

In fiscal 2013, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total. In fiscal 2012, we paid aggregate cash dividends of $0.66 per share on our Class A common stock and Class B common stock, or $15.0 million in total. In fiscal 2011, we paid aggregate cash dividends of $0.67 per share on our common stock, Class A common stock and Class B common stock, or $15.2 million in total.

In July 2013, our Board of Directors declared a special dividend of $0.08 per share to holders of our Class A common stock and Class B common stock. At July 31, 2013, dividends payable were $1.8 million. The special dividend was paid on September 10, 2013 to stockholders of record as of the close of business on August 30, 2013. We expect to resume payment of regular quarterly dividends commencing with the first quarter of fiscal 2014 which we expect to pay in December 2013.

We distributed cash of $2.2 million, $1.6 million and $2.0 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, to the noncontrolling interests in our subsidiaries.

In December 2012, a wholly-owned subsidiary of ours purchased shares of Fabrix for cash of $1.8 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 4.5% of the equity in Fabrix, which increased our ownership in Fabrix to 86.1% from 81.6%. In August 2013, both Fabrix and a wholly-owned subsidiary of ours purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix, which increased our ownership in Fabrix to 88.4%.

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

We received proceeds from the exercise of our stock options of $0.9 million in fiscal 2013 and $1.7 million in fiscal 2011. No options were exercised in fiscal 2012.

Repayments of capital lease obligations were nil, $1.8 million and $4.8 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or

(b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. At July 31, 2013, there was $21.1 million outstanding under the facility at an interest rate of 1.69% per annum. On August 30, 2013, IDT Telecom repaid the entire $21.1 million loan payable. We intend to borrow under the facility from time to time. IDT Telecom paid a closing fee of $25,000 and pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At July 31, 2013, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $46.4 million. In March 2013, IDT Telecom borrowed $8.0 million, which incurred interest at LIBOR plus 150 basis points, or 1.7037% per annum. In April 2013, IDT Telecom repaid the $8.0 million.

Repayments of other borrowings were $21.3 million, $0.3 million and $4.6 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. On April 30, 2013, the holder of the note payable secured by the mortgage on our building located at 520 Broad Street, Newark, New Jersey entered into an agreement with us to settle all of our disputes. In connection with this agreement, on May 1, 2013, we paid them $21.1 million and they released us from the note and discharged the mortgage. Repayment of borrowings in fiscal 2011 included the $4.0 million paid in July 2011 in connection with the receipt of insurance proceeds for water damage to portions of the building and improvements at 520 Broad Street.

In June 2011, a Special Committee of our Board of Directors approved the purchase by us of 0.3 million shares of our Class B common stock from Howard Jonas at $24.83 per share, the closing price for the Class B common stock on June 20, 2011. We paid an aggregate of $7.5 million to purchase the shares.

In fiscal 2013, fiscal 2012 and fiscal 2011, we paid $0.3 million, $0.2 million and $0.2 million, respectively to repurchase shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, common stock, without regard to class. In fiscal 2013, we repurchased 77,843 shares of our Class B common stock for an aggregate purchase price of $0.8 million. In fiscal 2012, we repurchased 0.3 million shares of our Class B common stock for an aggregate purchase price of $2.6 million. There were no repurchases in fiscal 2011. As of July 31, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable decreased to $78.2 million at July 31, 2013 from $96.1 million at July 31, 2012 due to a $9.5 million decrease in IDT Telecom’s gross trade accounts receivable balance as well as a $9.2 million decrease in Fabrix’ gross trade accounts receivable balance. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in fiscal 2013 in excess of amounts billed during the period, as well as offsets of certain receivable balances against payables to the same customers and write-offs of uncollectible accounts. The decrease in Fabrix’ gross trade accounts receivable balance was due to the receipt of $12.0 million in August 2012 from sales of software licenses in June 2012.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 16.7% at July 31, 2013 and 13.6% at July 31, 2012 as a result of the declines in the IDT Telecom and Fabrix gross trade accounts receivable balances and the slight increase in the IDT Telecom allowance for doubtful accounts.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of calling cards and other prepaid products and from Fabrix’s sales of software licenses. Deferred revenue increased to $91.2 million at July 31,

2013 from $84.4 million at July 31, 2012 as a result of a $4.9 million increase in IDT Telecom’s deferred revenues, primarily in the U.S., and a $1.9 million increase in deferred revenues from sales of Fabrix’s software licenses.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2013:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Operating leases	$7.8	$2.9	$2.8	$1.7	$0.4
Purchase commitments	1.1	1.1	—	—	—
Revolving credit loan and notes payable (including interest)	29.1	22.0	7.1	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$38.0	$26.0	$9.9	$1.7	$0.4

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$6.4	$3.6	$2.8	$—	$—

(1) The above table does not include an aggregate of $22.1 million in surety and performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with the Straight Path Spin-Off in July 2013, we and Straight Path entered into various agreements prior to the Straight Path Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the Straight Path Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Straight Path Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, the Company indemnifies Straight Path and Straight Path indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, the Company indemnifies Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the Straight Path Spin-Off, from all liability for taxes of the Company, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the Straight Path Spin-Off.

We have a surety bond outstanding related to the $10.1 million Alexsam judgment. In addition, IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2013, we had aggregate surety and performance bonds of $22.1 million outstanding.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 23%, 29% and 32% of our consolidated revenues from continuing operations in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of July 31, 2013, the carrying value of our marketable securities and investments in hedge funds were $9.7 million and $8.3 million, respectively. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of the registrant’s independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 58 and 59 and are incorporated herein by reference.

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

Marcelo Fischer—Senior Vice President—Finance

Samuel (Shmuel) Jonas—Chief Operating Officer

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Corporate Secretary

Menachem Ash—Executive Vice President of Strategy and Legal Affairs

David Lando—Chief Technology Officer

Bill Pereira—Chief Executive Officer, President and Co-Chairman of IDT Telecom

Directors

Howard S. Jonas—Chairman of the Board and Chief Executive Officer of IDT Corporation

Bill Pereira—Chief Executive Officer, President and Co-Chairman of IDT Telecom

Lawrence E. Bathgate II—co-founder and partner at Bathgate, Wegener & Wolf, P.C., Lakewood, New Jersey

Eric F. Cosentino—Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2013, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Principal Financial Officer certifying the quality of our public disclosure. In December 2012, our Chief Executive Officer submitted to the New York Stock Exchange a certificate certifying that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2013, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2013, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.07, 10.08, 10.11 and 10.12 are management contracts or compensatory plans or arrangements.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Agreement, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.02(3)	Warrant to Purchase Common Stock, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.03(4)	Second Amended and Restated Employment Agreement, dated October 28, 2011, between the Registrant and Howard S. Jonas.

10.04(5)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(6)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.06(7)	Agreement of Sale between 520 Broad Street Associates, L.L.C. and Registrant, dated September 19, 2007 and amended October 17, 2007 and November 7, 2007.

10.07(8)	Termination of the Amended and Restated Consulting Agreement, dated April 21, 2010, between the IDT Corporation, Credit Freedom Fighters, LLC and Stephen Brown.

10.08(9)	Employment Agreement, dated November 22, 2011, between IDT Corporation and Bill Pereira.

10.09(10)	Purchase Agreement, dated June 16, 2009, by and among IDT Domestic Telecom, Inc., IDT Telecom, Inc., UTCG Holdings, LLC and Carlos Gomez.

10.10(11)	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

10.11(12)	Employment Agreement, dated October 28, 2011, between IDT Corporation and Liore Alroy

Exhibit Number	Description of Exhibits
10.12(13)	Stock Grant Agreement between the Registrant and Howard Jonas, dated December 27, 2012.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

23.02*	Consent of Zwick and Banyai, PLLC

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01(14)	Significant subsidiary financial statements

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

  (7) Incorporated by reference to Form 8-K, filed November 9, 2007.

  (8) Incorporated by reference to Form 10-Q for fiscal quarter ended April 30, 2010 filed June 14, 2010.

  (9) Incorporated by reference to Form 8-K, filed November 29, 2011.

  (10) Incorporated by reference to Form 10-K/A for fiscal year ended July 31, 2009, filed March 25, 2010.

  (11) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2012, filed October 15, 2012

  (12) Incorporated by reference to Form 8-K, filed November 3, 2011.

  (13) Incorporated by reference to Form 8-K, filed December 31, 2012.

  (14) Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2011, filed October 11, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board and Chief Executive Officer

Date:    October 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Howard S. Jonas Howard S. Jonas	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2013

/s/ Marcelo Fischer Marcelo Fischer	Senior Vice President—Finance (Principal Financial Officer)	October 15, 2013

/s/ Mitch Silberman Mitch Silberman	Chief Accounting Officer and Controller (Principal Accounting Officer)	October 15, 2013

/s/ Bill Pereira Bill Pereira	Director	October 15, 2013

/s/ Lawrence E. Bathgate II Lawrence E. Bathgate II	Director	October 15, 2013

/s/ Eric F. Cosentino Eric F. Cosentino	Director	October 15, 2013

/s/ Judah Schorr Judah Schorr	Director	October 15, 2013

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We, the management of IDT Corporation and subsidiaries (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

The Company’s internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets of the Company;

2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. In making this assessment, the Company’s management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2013 was effective in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2013.

/s/ Howard S. Jonas

Howard S. Jonas
Chairman and Chief Executive Officer

/s/ Marcelo Fischer

Marcelo Fischer
Senior Vice President—Finance (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries’ (the “Company”) as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2013, and our report dated October 15, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

October 15, 2013

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2013, based on criteria established in Internal Control–Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 15, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

New York, New York

October 15, 2013

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$146,960	$148,905
Restricted cash and cash equivalents—short-term	34,988	12,636
Marketable securities	9,684	—
Trade accounts receivable, net of allowance for doubtful accounts of $13,079 and $13,044 at July 31, 2013 and 2012, respectively	65,078	83,017
Prepaid expenses	19,175	18,792
Deferred income tax assets, net—current portion	1,689	5,142
Other current assets	12,730	17,522
Assets of discontinued operations	—	2,644
TOTAL CURRENT ASSETS	290,304	288,658
Property, plant and equipment, net	80,742	85,567
Goodwill	14,807	14,614
Other intangibles, net	1,390	1,907
Investments	9,605	7,133
Restricted cash and cash equivalents—long-term	7,407	9,466
Deferred income tax assets, net—long-term portion	20,000	31,744
Other assets	11,152	12,025
TOTAL ASSETS	$435,407	$451,114
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving credit loan payable	$21,062	$—
Trade accounts payable	39,323	39,844
Accrued expenses	145,432	160,104
Deferred revenue	91,227	84,364
Customer deposits	28,663	10,524
Income taxes payable	761	1,317
Dividends payable	1,837	—
Notes payable—current portion	535	560
Other current liabilities	4,829	3,241
Liabilities of discontinued operations	—	1,411
TOTAL CURRENT LIABILITIES	333,669	301,365
Notes payable—long-term portion	6,624	29,716
Other liabilities	5,978	17,308
TOTAL LIABILITIES	346,271	348,389
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2013 and 2012	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,275 and 24,112 shares issued and 21,397 and 21,342 shares outstanding at July 31, 2013 and 2012, respectively	243	241
Additional paid-in capital	388,533	395,869
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,878 and 2,770 shares of Class B common stock at July 31, 2013 and 2012, respectively	(98,836)	(97,757)
Accumulated other comprehensive income	2,341	202
Accumulated deficit	(203,711)	(196,358)
Total IDT Corporation stockholders’ equity	88,603	102,230
Noncontrolling interests	533	495
TOTAL EQUITY	89,136	102,725
TOTAL LIABILITIES AND EQUITY	$435,407	$451,114

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2013	2012	2011
REVENUES	$1,620,617	$1,506,283	$1,351,416
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,355,573	1,269,386	1,119,606
Selling, general and administrative (i)	218,469	206,906	202,410
Depreciation and amortization	14,910	16,648	20,952
Research and development	7,166	4,569	2,834
Impairment of building and improvements	4,359	—	—
Severance and other charges	—	—	1,053
TOTAL COSTS AND EXPENSES	1,600,477	1,497,509	1,346,855
Other operating gains (losses), net	9,251	(15,870)	2,824
Income (loss) from operations	29,391	(7,096)	7,385
Interest expense, net	(824)	(2,985)	(3,698)
Other income (expense), net	5,383	(1,767)	3,912
Income (loss) from continuing operations before income taxes	33,950	(11,848)	7,599
(Provision for) benefit from income taxes	(15,872)	42,782	13,388
Income from continuing operations	18,078	30,934	20,987
Discontinued operations, net of tax:
(Loss) income from discontinued operations	(4,634)	5,851	(1,116)
Income on sale of discontinued operations	—	2,000	3,500
Total discontinued operations	(4,634)	7,851	2,384
NET INCOME	13,444	38,785	23,371
Net (income) loss attributable to noncontrolling interests	(1,837)	(137)	3,441
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$11,607	$38,648	$26,812
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$16,048	$29,901	$20,244
(Loss) income from discontinued operations	(4,441)	8,747	6,568
Net income	$11,607	$38,648	$26,812
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$0.77	$1.45	$0.98
(Loss) income from discontinued operations	(0.21)	0.42	0.32
Net income	$0.56	$1.87	$1.30
Weighted-average number of shares used in calculation of basic earnings per share	20,876	20,717	20,565
Diluted:
Income from continuing operations	$0.72	$1.36	$0.90
(Loss) income from discontinued operations	(0.20)	0.39	0.29
Net income	$0.52	$1.75	$1.19
Weighted-average number of shares used in calculation of diluted earnings per share	22,315	22,060	22,482
(i) Stock-based compensation included in selling, general and administrative expenses	$5,875	$3,325	$3,414

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2013	2012	2011
NET INCOME	$13,444	$38,785	$23,371
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale securities	(1)	4	127
Foreign currency translation adjustments	2,092	(2,272)	4,036
Other comprehensive income (loss)	2,091	(2,268)	4,163
COMPREHENSIVE INCOME	15,535	36,517	27,534
Comprehensive (income) loss attributable to noncontrolling interests	(1,789)	(256)	3,322
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$13,746	$36,261	$30,856

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders										Noncontrolling Interests
	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
BALANCE AT JULY 31, 2010	9,241	$92	3,272	$33	23,213	$232	$711,701	$(295,626)	$(1,017)	$(231,626)	$2,184	$—	$185,973
Dividends declared ($0.67 per share)	—	—	—	—	—	—	—	—	—	(15,178)	—	—	(15,178)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(205)	—	—	—	—	(205)
Repurchases of Class B common stock from Howard S. Jonas	—	—	—	—	—	—	—	(7,499)	—	—	—	—	(7,499)
Exercise of stock options	—	—	—	—	86	1	1,827	(154)	—	—	—	—	1,674
Stock-based compensation	—	—	—	—	—	—	4,791	—	—	—	—	—	4,791
Restricted stock issued to employees and directors	—	—	—	—	287	3	(3)	—	—	—	—	—	—
Sales of stock of subsidiaries	—	—	—	—	—	—	11,200	—	—	—	(189)	(1,000)	10,011
Exchange of stock of subsidiaries	—	—	—	—	—	—	(333)	—	—	—	(968)	—	(1,301)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,010)	—	(2,010)
Exchange of Class B common stock from treasury shares for common stock	(9,241)	(92)	—	—	—	—	(208,451)	208,543	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	—	4,044	—	119	—	4,163
Net income for the year ended July 31, 2011	—	—	—	—	—	—	—	—	—	26,812	(3,441)	—	23,371
BALANCE AT JULY 31, 2011	—	—	3,272	33	23,586	236	520,732	(94,941)	3,027	(219,992)	(4,305)	(1,000)	203,790
Dividends declared ($0.66 per share)	—	—	—	—	—	—	—	—	—	(15,014)	—	—	(15,014)
Restricted Class B common stock purchased from employee	—	—	—	—	—	—	—	(210)	—	—	—	—	(210)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	—	—	(2,606)	—	—	—	—	(2,606)
Stock-based compensation	—	—	—	—	—	—	3,605	—	—	—	—	—	3,605
Restricted stock issued to employees and directors	—	—	—	—	432	4	(4)	—	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	—	—	94	1	910	—	—	—	—	—	911
Sale of stock of subsidiary	—	—	—	—	—	—	(78)	—	—	—	211	—	133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(1,580)	—	(1,580)
Other	—	—	—	—	—	—	—	—	—	—	225	—	225
Genie Spin-Off	—	—	—	—	—	—	(129,296)	—	(438)	—	5,688	1,000	(123,046)
Other comprehensive (loss) income	—	—	—	—	—	—	—	—	(2,387)	—	119	—	(2,268)
Net income for the year ended July 31, 2012	—	—	—	—	—	—	—	—	—	38,648	137	—	38,785
BALANCE AT JULY 31, 2012	—	—	3,272	33	24,112	241	395,869	(97,757)	202	(196,358)	495	—	102,725

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders										Noncontrolling Interests
	Common Stock		Class A Common Stock		Class B Common Stock		Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Receivable for issuance of equity	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Dividends declared ($0.83 per share)	—	—	—	—	—	—	—	—	—	(18,960)	—	—	$(18,960)
Restricted Class B common stock purchased from employees	—	—	—	—	—	—	—	(301)	—	—	—	—	(301)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	—	—	(778)	—	—	—	—	(778)
Exercise of stock options	—	—	—	—	62	1	920	—	—	—	—	—	921
Stock-based compensation	—	—	—	—	—	—	6,412	—	—	—	204	—	6,616
Restricted stock issued to employees and directors	—	—	—	—	49	1	(1)	—	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	—	—	52	—	932	—	—	—	—	—	932
Purchases of stock of subsidiary	—	—	—	—	—	—	(1,795)	—	—	—	(9)	—	(1,804)
Sale of stock of subsidiary	—	—	—	—	—	—	(58)	—	—	—	203	—	145
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	(2,245)	—	(2,245)
Exercise of stock options in subsidiary	—	—	—	—	—	—	3	—	—	—	6	—	9
Straight Path Spin-Off	—	—	—	—	—	—	(13,749)	—	—	—	90	—	(13,659)
Other comprehensive income (loss)	—	—	—	—	—	—	—	—	2,139	—	(48)	—	2,091
Net income for the year ended July 31, 2013	—	—	—	—	—	—	—	—	—	11,607	1,837	—	13,444
BALANCE AT JULY 31, 2013	—	$—	3,272	$33	24,275	$243	$388,533	$(98,836)	$2,341	$(203,711)	$533	$—	$89,136

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2013	2012	2011
OPERATING ACTIVITIES
Net income	$13,444	$38,785	$23,371
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (income) from discontinued operations	4,634	(7,851)	(2,384)
Depreciation and amortization	14,910	16,648	20,952
Impairment of building and improvements	4,359	—	—
Severance and other payments	—	—	(2,978)
Deferred income taxes	15,198	(37,925)	(2,130)
Provision for doubtful accounts receivable	2,743	2,098	3,319
Net realized gains from marketable securities and investments	(586)	—	(5,379)
Gain on proceeds from insurance	—	—	(2,637)
Interest in the equity of investments	(1,968)	(1,157)	57
Stock-based compensation	5,875	3,325	4,081
Change in assets and liabilities:
Restricted cash and cash equivalents	(20,943)	(5,733)	(5,011)
Trade accounts receivable	17,606	8,728	(24,974)
Prepaid expenses, other current assets and other assets	2,890	(2,100)	(1,781)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(22,578)	10,703	39,201
Customer deposits	17,998	9,057	130
Income taxes payable	(576)	(4,721)	(1,430)
Deferred revenue	6,253	6,666	8,042
Net cash provided by operating activities	59,259	36,523	50,449
INVESTING ACTIVITIES
Capital expenditures	(14,537)	(10,830)	(13,300)
Deposit on purchase of leasehold interest in building	(950)	—	—
Collection (issuance) of notes receivable, net	750	—	(88)
Increase in investments	(1,219)	—	(3,015)
Proceeds from sales and redemptions of investments	114	3,169	2,446
Purchases of other intangibles	(93)	—	—
Proceeds from sales of buildings	—	—	100
Proceeds from insurance	—	—	3,524
Purchases of marketable securities	(11,414)	—	—
Proceeds from marketable securities	1,712	—	5,731
Purchases of certificates of deposit	—	—	(5,263)
Proceeds from maturities of certificates of deposit	—	3,300	2,258
Net cash used in investing activities	(25,637)	(4,361)	(7,607)
FINANCING ACTIVITIES
Cash of subsidiaries deconsolidated as a result of spin-offs	(15,000)	(104,243)	—
Dividends paid	(17,123)	(15,014)	(15,178)
Distributions to noncontrolling interests	(2,245)	(1,580)	(2,010)
Purchases of stock of subsidiary	(1,804)	—	—
Proceeds from sales of stock and exercise of stock options of subsidiary	154	133	—
Proceeds from exercise of stock options	921	—	1,674
Repayments of capital lease obligations	—	(1,781)	(4,821)
Proceeds from revolving credit loan payable	21,062	—	—
Repayments of borrowings	(21,304)	(332)	(4,602)
Repurchases of Class B common stock from Howard S. Jonas	—	—	(7,499)
Repurchases of common stock and Class B common stock	(1,079)	(2,816)	(205)
Net cash used in financing activities	(36,418)	(125,633)	(32,641)
DISCONTINUED OPERATIONS
Net cash (used in) provided by operating activities	(2,638)	(1,984)	6,389
Net cash (used in) provided by investing activities	(350)	4,992	(4,026)
Net cash provided by financing activities	—	—	8,472
Net cash (used in) provided by discontinued operations	(2,988)	3,008	10,835
Effect of exchange rate changes on cash and cash equivalents	1,241	(2,335)	1,512
Net (decrease) increase in cash and cash equivalents	(4,543)	(92,798)	22,548
Cash and cash equivalents (including discontinued operations) at beginning of year	151,503	244,301	221,753
Cash and cash equivalents (including discontinued operations) at end of year	146,960	151,503	244,301
Less cash and cash equivalents of discontinued operations at end of year	—	(2,598)	(24,475)
Cash and cash equivalents (excluding discontinued operations) at end of year	$146,960	$148,905	$219,826
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$1,286	$3,621	$5,008
Cash payments made for income taxes	$483	$1,049	$4,235
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Escrow account balances included in other current assets used to reduce notes payable	$1,976	$—	$—
Net liabilities (assets) excluding cash and cash equivalents of subsidiaries deconsolidated as a result of spin-offs	$1,341	$(18,803)	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications industry. The Company has three reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise the IDT Telecom division, and Zedge Holdings, Inc. (“Zedge”). Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. Zedge owns and operates an on-line platform for mobile phone consumers interested in obtaining free and relevant, high quality games, apps, and personalization content such as ringtones, wallpapers, and alerts. All other operating segments that are not reportable individually are included in All Other. All Other includes Fabrix Systems Ltd. (formerly Fabrix T.V., Ltd.) (“Fabrix”), a software development company specializing in highly efficient cloud-based video processing, storage and delivery, the Company’s real estate holdings, and other smaller businesses.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Straight Path Communications Inc. (“Straight Path”), to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”) (see Note 2). On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011 (the “Genie Spin-Off”) (see Note 2). Straight Path and Genie met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. At July 31, 2013 and 2012, the Company had $8.1 million and $6.1 million, respectively, in investments accounted for using the equity method, and $1.5 million and $1.1 million, respectively, in investments accounted for using the cost method. Equity and cost method investments are included in “Other current assets” or “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

Telephone service, which includes domestic and international long distance, local service, and wholesale carrier telephony services is recognized as revenue when services are provided, primarily based on usage and/or the assessment of fees. Revenue from Boss Revolution PIN-less international calling service and from sales of calling cards, net of customer discounts, is deferred until the service or the cards are used or, calling card administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer, at which time revenue is recognized. Domestic and international airtime top-up revenue is recognized upon redemption. International airtime top-up enables customers to purchase airtime for a prepaid mobile telephone in another country.

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

Zedge revenues from traditional web/mobile web and Android/iOS applications are recognized based on blocks of impressions or ad views. Revenues from mobile games are recognized upon download by the end user.

Revenue from Fabrix for software licenses and maintenance support is deferred and recognized on a straight-line basis from the date on which delivered orders are accepted by the customer over the period that the support is expected to be provided since sufficient vendor-specific objective evidence of fair value to allocate revenues to the various deliverables does not exist.

Direct Cost of Revenues

Direct cost of revenues for IDT Telecom consists primarily of termination and origination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and leased fiber circuit charges. These costs include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Subsequent adjustments to these estimates may occur after the invoices are received for the actual costs incurred, but these adjustments generally are not material to the Company’s results of operations. Direct cost of revenues for IDT Telecom also includes the cost of airtime top-up minutes.

Direct cost of revenues for Zedge consists of ad server costs, web hosting charges, and copyright/infringement prevention costs.

Direct cost of revenues for Fabrix consists primarily of customer support expenses.

Direct cost of revenues excludes depreciation and amortization expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash and Cash Equivalents

The Company classifies the change in its restricted cash and cash equivalents as an operating activity in the accompanying consolidated statements of cash flows because the restrictions are directly related to the operations of IDT Financial Services, the Company’s Gibraltar-based bank, and IDT Telecom. In the consolidated statements of cash flows, increases in restricted cash and cash equivalents of $5.7 million and $5.0 million in fiscal 2012 and fiscal 2011, respectively, previously included in investing activities have been reclassified to operating activities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s investments in marketable securities are classified as “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other income (expense), net” in the accompanying consolidated statements of income and a new cost basis in the investment is established.

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

Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the relevant trademark and patent licenses. The fair value of customer lists, trademark and non- compete agreements acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: customer lists are amortized ratably over the approximately 15 year period of expected cash flows; trademark is amortized on a straight-line basis over the 5 year period of expected cash flows; and non-compete agreement was amortized on a straight-line basis over the 3 year term of the agreement.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. However, the Company may elect to perform the two-step quantitative goodwill impairment test even if no indications of a potential impairment exist.

For its reporting unit with zero or negative carrying amount, the Company performs Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, the Company considers whether there are any adverse qualitative factors indicating that impairment may exist.

Derivative Instruments and Hedging Activities

The Company recorded derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company generally recorded changes in fair value in “Other income (expense), net” in the consolidated statements of income as the instruments did not qualify for hedge accounting.

On August 1, 2013, the Company adopted the accounting standard update that enhanced disclosures and provided converged disclosures in U.S. GAAP and International Financial Reporting Standards (“IFRS”) about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset on the statement of financial position. The Company is required to provide both net and gross information for those assets and liabilities in order to enhance comparability between entities that prepare their financial statements on the basis of U.S. GAAP and entities that prepare their financial statements on the basis of IFRS. The adoption of this standard update had no effect on the Company’s financial position, results of operations or cash flows.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2013, fiscal 2012 and fiscal 2011, advertising expense was $13.1 million, $17.0 million and $13.7 million, respectively.

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs are primarily incurred by Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2013, fiscal 2012 and fiscal 2011 was $6.3 million, $5.8 million and $4.7 million, respectively. Unamortized capitalized internal use software costs at July 31, 2013 and 2012 were $10.2 million and $8.3 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive income” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other income (expense), net” in the accompanying consolidated statements of income.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2013	2012	2011
Basic weighted-average number of shares	20,876	20,717	20,565
Effect of dilutive securities:
Stock options	9	—	5
Non-vested restricted common stock	—	—	499
Non-vested restricted Class B common stock	1,430	1,343	1,413
Diluted weighted-average number of shares	22,315	22,060	22,482

The following outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

Year ended July 31 (in thousands)	2013	2012	2011
Shares excluded from the calculation of diluted earnings per share	611	619	484

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

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects taxes from its customers that are remitted to governmental authorities in the normal course of its operations. These taxes, which are imposed on or are concurrent with specific revenue-producing transactions, include Universal Service Fund (“USF”) charges, sales, use, value added and certain excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records others on a net basis. USF charges in the amount of $0.8 million, $1.1 million and $1.5 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash and cash equivalents, marketable securities, investments in hedge funds and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows or financial condition.

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2013, fiscal 2012 or fiscal 2011. However, the Company’s five largest customers collectively accounted for 10.0%, 8.1% and 7.1% of its consolidated revenues from continuing operations in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 16.6% and 24.3% of the consolidated gross trade accounts receivable at July 31, 2013 and 2012, respectively. This concentration of

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail telecom, wholesale termination and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale termination customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$13,044	$2,743	$(2,708)	$13,079
2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$15,364	$2,098	$(4,418)	$13,044
2011
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$12,438	$3,319	$(393)	$15,364

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

Note 2—Discontinued Operations

Straight Path Communications, Inc.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Straight Path Communications Inc., to the Company’s stockholders of record as of the close of

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

business on July 25, 2013. At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc. (formerly IDT Spectrum, Inc.), which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc. (formerly Innovative Communications Technologies, Inc.), which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of the Company’s stockholders received one share of Straight Path Class A common stock for every two shares of the Company’s Class A common stock and one share of Straight Path Class B common stock for every two shares of the Company’s Class B common stock held of record date as of the close of business on July 25, 2013. Straight Path and subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

The Company intends for the Straight Path Spin-Off to be tax-free for the Company and the Company’s stockholders for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986 (the “Code”). The Company received an opinion from Pryor Cashman LLP on the requirements for a tax-free distribution. Specifically, the opinion concluded that the distribution (i) should satisfy the business purpose requirement of the Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Code.

In connection with the Straight Path Spin-Off, the Company funded Straight Path with a total of $15.0 million in aggregate cash and cash equivalents.

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

The Company received a ruling from the Internal Revenue Service (“IRS”) substantially to the effect that, for U.S. federal income tax purposes, the distribution of shares of Genie common stock will qualify as tax-free for Genie, the Company and the Company’s stockholders under Section 355 of the Code. In addition to obtaining the IRS ruling, the Company received an opinion from PricewaterhouseCoopers LLP on the three requirements for a tax-free distribution that are not addressed in the IRS ruling. Specifically, the opinion concludes that the distribution (i) should satisfy the business purpose requirement of the Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Code.

In connection with the Genie Spin-Off, the Company funded Genie with a total of $106.0 million in aggregate cash and cash equivalents, including restricted cash.

IDT Entertainment

In connection with the sale of IDT Entertainment to Liberty Media Corporation in the first quarter of fiscal 2007, the Company was eligible to receive additional consideration from Liberty Media based upon any

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appreciation in the value of IDT Entertainment over the five-year period that ended in August 2011, however, the Company may have been required to pay Liberty Media up to $3.5 million if the value of IDT Entertainment did not exceed a certain amount by August 2011. In July 2011, the Company revised its estimate for this commitment. Included in “Income on sale of discontinued operations” in the accompanying consolidated statement of income in fiscal 2011 was a gain of $3.5 million from the reversal of the liability that had been recorded in a prior period. In September 2011, the Company and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration and certain other disputes and claims. Liberty Media paid the Company $2.0 million in September 2011 in consideration for the settlement and related releases, which is included in “Income on sale of discontinued operations” in fiscal 2012 in the accompanying consolidated statement of income.

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income (loss) of Straight Path and Genie, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2013	2012	2011
REVENUES
Straight Path	$1,130	$553	$500
Genie	—	45,796	203,561
TOTAL	$1,130	$46,349	$204,061
(LOSS) INCOME BEFORE INCOME TAXES
Straight Path	$(4,621)	$4,862	$2,344
Genie	—	2,609	4,390
TOTAL	$(4,621)	$7,471	$6,734
NET (LOSS) INCOME
Straight Path	$(4,634)	$4,836	$1,439
Genie	—	1,015	(2,555)
TOTAL	$(4,634)	$5,851	$(1,116)

The assets and liabilities of Straight Path at July 31, 2012 included in discontinued operations consist of the following:

(in thousands)
ASSETS
Cash and cash equivalents	$2,598
Trade accounts receivable, net	37
Prepaid expenses	8
Other current assets	1
ASSETS OF DISCONTINUED OPERATIONS	$2,644
LIABILITIES
Trade accounts payable	$1
Accrued expenses	1,162
Deferred revenue	224
Income taxes payable	20
Other current liabilities	4
LIABILITIES OF DISCONTINUED OPERATIONS	$1,411

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Marketable Securities

The following is a summary of marketable securities at July 31, 2013. The Company did not have any marketable securities at July 31, 2012.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Certificates of deposit*	$8,786	$—	$—	$8,786
Municipal bonds	898	—	—	898
TOTAL	$9,684	$—	$—	$9,684

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities of available-for-sale securities were $1.7 million, nil and nil in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. There were no realized gains or losses from sales of available-for-sale securities in fiscal 2013, fiscal 2012 and fiscal 2011.

The contractual maturities of the Company’s available-for-sale securities at July 31, 2013 were as follows:

(in thousands)	Fair Value
Within one year	$9,684
After one year through five years	—
After five years through ten years	—
After ten years	—
TOTAL	$9,684

Note 4—Fair Value Measurements

The following table presents the balance of assets at July 31, 2013 measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$—	$9,684	$—	$9,684

At July 31, 2013, the Company did not have any liabilities measured at fair value on a recurring basis. At July 31, 2013 and 2012, the Company had $8.3 million and $6.4 million, respectively, in investments in hedge funds, of which $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $8.2 million and $6.3 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

In fiscal 2011, the Company’s marketable securities included auction rate securities for which the underlying asset was preferred stock of the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The fair values of the auction rate securities, which could not be corroborated by the market, were estimated based on the value of the underlying assets and the Company’s assumptions, and were classified as Level 3.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes, for the year ended July 31, 2011, the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

(in thousands)
Balance, beginning of year	$218
Total gains (losses) (realized or unrealized):
Included in earnings in “Other income (expense), net”	5,379
Included in other comprehensive income	131
Purchases, sales, issuances and settlements:
Sales	(5,728)
Transfers in (out) of Level 3	—
Balance, end of year	$—
The amount of total gains or losses for the year included in earnings in “Other income (expense), net” attributable to the change in unrealized gains or losses relating to assets or liabilities still held at the end of the year	$—

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, dividend payable, notes payable—current portion and other current liabilities. At July 31, 2013 and 2012, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, dividend payable, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At July 31, 2013 and 2012, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Notes payable—long-term portion. At July 31, 2013, the carrying amount of notes payable—long-term portion approximated fair value. The fair value was estimated based on the Company’s assumptions, which was classified as Level 3 of the fair value hierarchy. It was not practicable to estimate the fair value of the Company’s notes payable—long-term portion at July 31, 2012 without incurring excessive cost.

Other liabilities. At July 31, 2013 and 2012, the carrying amount of other liabilities approximated fair value. The fair value was estimated based on the Company’s assumptions, which was classified as Level 3 of the fair value hierarchy.

The Company’s investments at July 31, 2013 and 2012 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.5 million and $1.1 million at July 31, 2013 and 2012, respectively, which the Company believes was not impaired.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2013	2012
Equipment	$436,127	$431,709
Land and buildings	51,294	55,397
Computer software	105,449	96,750
Leasehold improvements	45,141	45,109
Furniture and fixtures	6,187	6,404
	644,198	635,369
Less accumulated depreciation and amortization	(563,456)	(549,802)
Property, plant and equipment, net	$80,742	$85,567

In fiscal 2013, the Company recorded an impairment charge of $4.4 million for the building and improvements that it owns at 520 Broad Street, Newark, New Jersey. The following facts and circumstances indicated that the fair value of the building and improvements may be less than their carrying value: (1) the building was not occupied and, at the time, the Company did not expect to occupy it, (2) economic uncertainty and sluggish leasing activity stalled a recovery of the real estate market in Newark, (3) there were no potential tenants, (4) no sale of the building had been completed and, at that time, there were no other likely buyers, (5) the building would be expensive to redevelop and (6) the building was expected to remain vacant for the foreseeable future. The Company determined the fair value of the building and improvements based on estimates of an owner/user’s market rental rate net of costs of improvements and tenant work as well as the estimated value to an investor/developer after deducting costs of improvements and costs to achieve full occupancy. This fair value measurement was classified as Level 2 of the fair value hierarchy. At July 31, 2013, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $37.7 million. The Company is considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

Depreciation and amortization expense of property, plant and equipment was $14.3 million, $15.9 million and $20.1 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Note 6—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2011 to July 31, 2013:

(in thousands)	Telecom Platform Services	Zedge	Total
Balance as of July 31, 2011	$11,805	$3,207	$15,012
Foreign currency translation adjustments	(398)	—	(398)
Balance as of July 31, 2012	11,407	3,207	14,614
Foreign currency translation adjustments	193	—	193
Balance as of July 31, 2013	$11,600	$3,207	$14,807

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2013
Amortized intangible assets:
Trademarks and patents	4.7 years	$2,119	$(1,715)	$404
Customer lists	6.8 years	3,154	(2,168)	986
TOTAL	6.0 years	$5,273	$(3,883)	$1,390
July 31, 2012
Amortized intangible assets:
Trademarks and patents	5.0 years	$2,026	$(1,386)	$640
Customer lists	7.1 years	3,154	(1,887)	1,267
TOTAL	6.2 years	$5,180	$(3,273)	$1,907

Amortization expense of intangible assets was $0.6 million, $0.7 million and $0.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.5 million, $0.2 million, $0.1 million, $0.1 million and $0.1 million in fiscal 2014, fiscal 2015, fiscal 2016, fiscal 2017 and fiscal 2018, respectively.

Note 7—Other Operating Gains (Losses), Net

The following table summarizes the other operating gains (losses), net by business segment:

Year ended July 31 (in thousands)	2013	2012	2011
Telecom Platform Services—gains (losses) related to legal matters, net	$9,251	$(6,698)	$—
Telecom Platform Services—loss on settlement of litigation (a)	—	(11,022)	—
Telecom Platform Services—gain on settlement of claim (b)	—	1,750	—
Telecom Platform Services—gain on termination of agreement (c)	—	—	14,375
Telecom Platform Services—loss from alleged patent infringement (Note 16) (d)	—	—	(10,828)
Corporate—other	—	100	(500)
All Other—gain on insurance claim (e)	—	—	2,637
All Other—loss on settlement of claim	—	—	(2,860)
TOTAL	$9,251	$(15,870)	$2,824

Telecom Platform Services

(a)	On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

(b)	On January 17, 2012, the Company received $1.8 million from Broadstripe, LLC in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(c)	In connection with CSC Holdings, LLC’s (“Cablevision”) acquisition of Bresnan Broadband Holdings, LLC (“Bresnan”), Bresnan exercised its option to terminate the services being provided by the Company to Bresnan under a Cable Telephony Agreement dated November 3, 2004. Pursuant to the terms of the Agreement, in December 2010, Cablevision paid $14.4 million to the Company to terminate the Agreement.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)	On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. $9.1 million in damages in an action alleging infringement by the Company of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. The Company incurred legal fees of $0.7 million in connection with this matter.

All Other

(e)	In fiscal 2011, the Company received proceeds from insurance of $3.5 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damaged portion of the building and improvements had an estimated carrying value of $1.1 million. In fiscal 2011, the Company recorded a gain of $2.6 million from this insurance claim.

Note 8—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. At July 31, 2013, there was $21.1 million outstanding under the facility at an interest rate of 1.69% per annum. On August 30, 2013, IDT Telecom repaid the entire $21.1 million loan payable. The Company intends to borrow under the facility from time to time. IDT Telecom paid a closing fee of $25,000 and pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At July 31, 2013, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $46.4 million. In March 2013, IDT Telecom borrowed $8.0 million, which incurred interest at LIBOR plus 150 basis points, or 1.7037% per annum. In April 2013, IDT Telecom repaid the $8.0 million.

Note 9—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2013	2012
$11.0 million secured term loan due September 2015 (a)	$6,880	$7,121
$26.9 million secured term loan due April 2020 (b)	—	22,876
$1.2 million note due June 2012 (c)	279	279
Total notes payable	7,159	30,276
Less current portion	(535)	(560)
Notes payable—long term portion	$6,624	$29,716

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future principal payments for the notes payable as of July 31, 2013 are as follows:

(in thousands)
Year ending July 31:
2014	$535
2015	271
2016	6,353
2017	—
2018	—
Thereafter	—
Total notes payable	$7,159

(a)	The loan bears interest at the rate of 5.6% per annum and is payable in monthly installments of principal and interest of $0.1 million, with the last installment of $6.4 million payable on September 1, 2015. The loan is secured by a mortgage on a building in Piscataway, New Jersey.

(b)	On April 30, 2013, the Company and the holder of the note payable secured by the mortgage on the building located at 520 Broad Street, Newark, New Jersey (the “Lender”) entered into an agreement to settle all disputes between the Company and Lender. In connection with this agreement, on May 1, 2013, the Company paid the Lender $21.1 million and the Lender released the Company from the note and discharged the mortgage. In the fourth quarter of fiscal 2013, the Company recognized a gain of $0.2 million on the modification and early termination of the note payable, which is included in “Other income (expense), net” in the accompanying consolidated statement of income.

During the period from April 1, 2009 through March 31, 2013 (the “Modification Period”), (1) the note incurred interest at the rate of 8.9% per annum, however the Company only paid interest at the rate of 6.9% per annum, (2) the Company did not repay any principal during the Modification Period, (3) the interest of 2.0% per annum that was accruing but not payable during the Modification Period was added to the principal balance, although this deferred interest did not accrue interest during the Modification Period, (4) monthly payments of principal and interest of $0.2 million commenced at the end of the Modification Period, and (5) a final balloon payment of $25.5 million was due on the maturity date of April 1, 2020. In July 2011, the Company made a principal payment of $4.0 million in connection with the receipt of insurance proceeds for water damage to portions of the building and improvements at 520 Broad Street (see Note 7). As a result of the payment, (1) the interest to be added to the principal balance during the Modification Period was reduced to an aggregate of $1.9 million and (2) the final balloon payment on the maturity date was reduced to $21.7 million.

(c)	On June 24, 2009, the Company issued a promissory note in the principal amount of $1.2 million in connection with the acquisition of the 49% interest in Union Telecard Alliance, LLC that it did not own. The note bears interest at 0.76% per annum. The principal and interest are payable in thirty six equal, monthly installments that began on July 24, 2009 with the last payment on June 24, 2012. The Company has not made any payments since November 2011 due to disputes with the seller.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2013	2012
Carrier minutes termination	$50,687	$51,255
Carrier network connectivity, toll-free and 800 services	11,462	12,559
Regulatory fees and taxes	38,602	30,085
Legal settlements	11,784	29,214
Compensation costs	12,836	14,340
Legal and professional fees	6,026	5,617
Other	14,035	17,034
TOTAL	$145,432	$160,104

Note 11—Other Income (Expense), Net

Other income (expense), net consists of the following:

Year ended July 31 (in thousands)	2013	2012	2011
Gain on settlement of auction rate securities arbitration claim	$—	$—	$5,379
Foreign currency transaction gains (losses)	2,538	(2,859)	(1,510)
Gain (loss) on investments	2,664	1,172	(60)
Gain on modification and early termination of loan payable (Note 9)	238	—	—
Gain on sales of buildings and other assets	11	197	22
Other	(68)	(277)	81
TOTAL	$5,383	$(1,767)	$3,912

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

Note 12—Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

Year ended July 31 (in thousands)	2013	2012	2011
Domestic	$44,355	$9,573	$26,074
Foreign	(10,405)	(21,421)	(18,475)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$33,950	$(11,848)	$7,599

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2013	2012
Deferred income tax assets:
Bad debt reserve	$2,812	$2,751
Accrued expenses	7,096	17,666
Stock options and restricted stock	2,786	1,342
Charitable contributions	2,415	7,266
Impairment	25,566	25,671
Depreciation	989	409
Unrealized gain	507	1,102
Net operating loss	144,001	183,061
Credits	2,845	2,595
Total deferred income tax assets	189,017	241,863
Valuation allowance	(167,328)	(204,977)
DEFERRED INCOME TAX ASSETS, NET	$21,689	$36,886

The (provision for) benefit from income taxes consists of the following:

Year ended July 31 (in thousands)	2013	2012	2011
Current:
Federal	$671	$1,652	$4,977
State and local	148	2,503	2,413
Foreign	(1,431)	1,741	3,184
	(612)	5,896	10,574
Deferred:
Federal	(14,181)	36,166	2,137
State and local	(1,079)	764	677
Foreign	—	(44)	—
	(15,260)	36,886	2,814
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(15,872)	$42,782	$13,388

The benefit from income taxes in fiscal 2012 was primarily due to the $36.9 million reversal of a portion of the Company’s valuation allowance in the United States. In fiscal 2012, the Company determined that it was more likely than not that a portion of its deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. The Company based its determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in that period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis included financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on its projections, the Company expected that it would generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing its net operating loss carryover through this period. Accordingly, the Company concluded that a portion of its U.S. jurisdiction core business assets did not require a full valuation allowance. In fiscal 2013, the Company updated the analysis and concluded that the valuation allowance related to its core U.S. business should be maintained at the current level and will be reevaluated as warranted.

The Company did not release any of the valuation allowances that related to its former Straight Path Spectrum business since it was not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations (see below). The Company

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

did not release any of the valuation allowances related to its foreign operations as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections. Both the loss and valuation allowance that were part of the Straight Path Spin-Off are reflected as reductions in the total amounts in the deferred income tax assets, net table above.

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

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2013	2012	2011
U.S. federal income tax at statutory rate	$(11,883)	$4,147	$(2,660)
Valuation allowance	—	41,961	17,411
Foreign tax rate differential	(5,073)	(5,800)	(3,282)
Nondeductible expenses	714	(26)	(40)
Other	50	—	49
Prior year tax benefit	921	2,500	2,000
State and local income tax, net of federal benefit	(601)	—	(90)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(15,872)	$42,782	$13,388

At July 31, 2013, the Company had federal and state net operating loss carryforwards of approximately $175 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2013, with fiscal 2009’s loss expiring in fiscal 2030. The Company has foreign net operating losses of approximately $203 million, of which approximately $147 million does not expire, and approximately $56 million expires in two to ten years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, Net2Phone, which provides voice over Internet protocol communications services, has additional federal net operating losses of approximately $91 million and state net operating losses of $140 million, both of which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $265 million at July 31, 2013. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2013
Reserves deducted from deferred income taxes, net:
Valuation allowance	$204,977	$462	$(38,111)	$167,328
2012
Reserves deducted from deferred income taxes, net:
Valuation allowance	$206,669	$41,925	$(43,617)	$204,977
2011
Reserves deducted from deferred income taxes, net:
Valuation allowance	$248,345	$—	$(41,676)	$206,669

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2013	2012	2011
Balance at beginning of year	$—	$3,754	$1,754
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	356	—	2,000
Reductions for tax positions of prior years	—	—	—
Settlements	—	(3,754)	—
Lapses of statutes of limitations	—	—	—
Balance at end of year	$356	$—	$3,754

All of the unrecognized income tax benefits at July 31, 2013 would have affected the Company’s effective income tax rate if recognized. Settlements of $3.8 million in fiscal 2012 were primarily due to an agreement on certain state tax positions and the related payment of the taxes due, as well as the settlement of a foreign audit. The Company expects the balance to be paid in the next twelve months.

The Company elected to record interest and or penalties on taxes in the current period’s provision. In fiscal 2013, fiscal 2012 and fiscal 2011, the Company recorded interest and penalties on income taxes of nil, nil and $0.1 million, respectively. As of July 31, 2013 and 2012, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2010 to fiscal 2013, state and local tax returns generally for fiscal 2009 to fiscal 2013 and foreign tax returns generally for fiscal 2009 to fiscal 2013.

Note 13—Equity

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Dividend Payments

On October 16, 2012, the Company paid a cash dividend of $0.15 per share to stockholders of record of the Company’s Class A common stock and Class B common stock at the close of business on October 9, 2012. On November 13, 2012, the Company paid a special dividend of $0.60 per share to stockholders of record of the Company’s Class A common stock and Class B common stock as of the close of business on November 5, 2012. The aggregate dividends paid in fiscal 2013 were $17.1 million. The Company suspended payment of its regular $0.15 per share quarterly dividends for the remainder of fiscal 2013.

In July 2013, the Company’s Board of Directors declared a special dividend of $0.08 per share to holders of the Company’s Class A common stock and Class B common stock. At July 31, 2013, dividends payable were $1.8 million. The special dividend was paid on September 10, 2013 to stockholders of record as of the close of business on August 30, 2013. The Company expects to resume payment of regular quarterly dividends commencing with the first quarter of fiscal 2014, which it expects to pay in December 2013.

On October 12, 2011, the Company paid a cash dividend of $0.23 per share for the fourth quarter of fiscal 2011 to stockholders of record at the close of business on October 3, 2011 of the Company’s Class A common stock and Class B common stock. On January 5, 2012, the Company paid a cash dividend of $0.13 per share

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In fiscal 2013, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. In fiscal 2012, the Company repurchased 0.3 million shares of Class B common stock for an aggregate purchase price of $2.6 million. There were no repurchases in fiscal 2011. As of July 31, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

In June 2011, a Special Committee of the Company’s Board of Directors approved the purchase by the Company of 0.3 million shares of the Company’s Class B common stock from Howard Jonas at $24.83 per share, the closing price for the Class B common stock on June 20, 2011. The Company paid an aggregate of $7.5 million to purchase the shares.

Purchases of Stock of Subsidiary

In December 2012, a wholly-owned subsidiary of the Company purchased shares of the Company’s subsidiary, Fabrix, for cash of $1.8 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 4.5% of the equity in Fabrix, which increased the Company’s ownership in Fabrix to 86.1% from 81.6%. In August 2013, both Fabrix and a wholly-owned subsidiary of the Company purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix, which increased the Company’s ownership in Fabrix to 88.4%.

Sales of Stock of Subsidiaries

On November 21, 2012, the Company’s subsidiary, Zedge, sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.17% from 11.1%. On November 15, 2011, Zedge sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.1% from 11%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

In November 2010, a subsidiary of Genie sold a 5.0% equity interest for $10.0 million paid in cash. Also in November 2010, the same subsidiary of Genie sold a 0.5% equity interest for $1.0 million paid with a promissory note, which was classified as “Noncontrolling interests: receivable for issuance of equity”.

Note 14—Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 2005 Stock Option and Incentive Plan, as amended and restated, is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2005 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights,

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred stock units, and restricted stock. In connection with the reclassification and exchange offer, in April 2011, 1.0 million shares of common stock reserved for award under the 2005 Stock Option and Incentive Plan and 0.1 million shares of common stock available for future grants were reclassified into 1.0 million shares of Class B common stock reserved for award and 0.1 million shares of Class B common stock available for future grants. In December 2011, the Company’s stockholders approved an amendment to the 2005 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards by an additional 1.1 million shares. At July 31, 2013, the Company had 5.3 million shares of Class B common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.6 million shares were available for future grants.

No income tax benefits were recognized in the consolidated statements of income for stock-based compensation arrangements during fiscal 2013, fiscal 2012 or fiscal 2011. In fiscal 2013, there was no tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation. In fiscal 2012 and fiscal 2011, the Company did not recognize the tax benefits because the deferred tax benefit was fully reserved for due to the uncertainty of future taxable income.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in fiscal 2013 or fiscal 2011. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31	2012
ASSUMPTIONS
Average risk-free interest rate	1.46%
Expected dividend yield	4.6%
Expected volatility	66.8%
Expected term	6.6 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2012	704	$16.63
Granted	—	—
Exercised	(62)	14.92
Cancelled / Forfeited	—	—
OUTSTANDING AT JULY 31, 2013	642	$16.79	7.5	$2,665
EXERCISABLE AT JULY 31, 2013	438	$18.71	5.7	$1,033

The weighted-average grant date fair value of options granted by the Company during fiscal 2012 was $4.97. The total intrinsic value of options exercised during fiscal 2013 and fiscal 2011 was $0.2 million and $0.4 million, respectively. As of July 31, 2013, there was $1.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 3.3 years.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2013, in connection with the Straight Path Spin-Off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 15.29% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the Straight Path Spin-Off. Further, each option holder shared ratably in a pool of options to purchase 32,155 shares of Straight Path Class B common stock. The Company accounted for the August 2013 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Straight Path as a modification. The Company determined that there was no incremental value from the modification, therefore, the Company was not required to record a stock-based compensation charge.

On March 26, 2012, the Compensation Committee of the Company’s Board of Directors approved an extension of the expiration dates of all outstanding stock options held by current employees and consultants of the Company. The expiration date of every stock option was extended for three years from the prior scheduled expiration date. The Compensation Committee also approved the issuance of new options in replacement of certain stock options that had recently expired, setting the expiration date of the newly issued stock options three years from the date of the new grant. All newly issued options were fully vested and the exercise prices were unchanged. This extension or replacement applied to options to purchase an aggregate of 0.6 million shares of the Company’s Class B common stock. The Company recorded stock-based compensation expense of $0.3 million in March 2012 for the modification or issuance of the options based on the estimated fair values on March 26, 2012.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2012	2,128	$7.21
Granted	35	12.69
Vested	(149)	23.36
Forfeited	(1)	12.17
NON-VESTED SHARES AT JULY 31, 2013	2,013	$6.11

As of July 31, 2013, there was $4.7 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.8 years. The total grant date fair value of shares vested in fiscal 2013, fiscal 2012 and fiscal 2011 was $3.5 million, $5.7 million and $1.6 million, respectively.

Straight Path IP Group Stock

On September 24, 2012, the Company’s Board of Directors approved a grant of 10% of the equity of the Company’s subsidiary, Straight Path IP Group, to Howard Jonas. These Straight Path IP Group shares vested immediately. The Company recorded stock-based compensation expense of $0.7 million in fiscal 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date. On March 15, 2011, Straight Path IP Group granted shares of its common stock to two employees of the Company representing 5.5% of Straight Path IP Group’s outstanding equity. These Straight Path IP Group shares vested immediately. In fiscal 2011, the Company recorded stock-based compensation expense of $0.7 million for the grant of these shares. The fair value of the Straight Path IP Group shares was determined using the income approach.

Note 15—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2010	$(131)	$(886)	$(1,017)
Other comprehensive income attributable to IDT Corporation	127	3,917	4,044
Balance at July 31, 2011	(4)	3,031	3,027
Genie Spin-Off	—	(438)	(438)
Other comprehensive loss attributable to IDT Corporation	4	(2,391)	(2,387)
Balance at July 31, 2012	—	202	202
Other comprehensive income attributable to IDT Corporation	—	2,139	2,139
BALANCE AT JULY 31, 2013	$—	$2,341	$2,341

Note 16—Legal Proceedings

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. After the Company appealed the judgment, on May 20, 2013, the Federal Circuit Court of Appeals ruled on behalf

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the Company that it did not infringe the Alexsam patents. The Court also affirmed that the Company was licensed to use Alexsam’s patents for activations of certain phone and gift cards. However, the Court denied the remainder of the appeal. The Court remanded the case to the District Court for a recalculation of damages. Post-judgment interest continued to accrue at an annual rate of 0.11% on the $10.1 million awarded in the judgment. The Company has completed a design-around of certain of the card encoding schemes at issue in an attempt to avoid infringement of the Alexsam patents. On September 1, 2011, Alexsam filed a related action seeking royalties for the products and systems previously found to infringe its patents to the extent they have been used since January 1, 2011. A bench trial was held on April 1 and April 2, 2013. On September 24, 2013, the parties entered into a Memorandum of Understanding pursuant to which the parties agreed to settle this matter in full and will negotiate a final confidential settlement agreement.

On July 2, 2009, Southwestern Bell Telephone Company and nine of its affiliates (collectively “Southwestern Bell”), each of which is a local exchange carrier, filed a complaint in the United States District Court for the Northern District of Texas seeking an accounting as well as declaratory, injunctive and monetary relief from the Company. The complaint alleged that the Company failed to pay “switched access service” charges for calls made by consumers using the Company’s prepaid calling cards. The complaint alleged causes of action for (i) violation of federal tariffs, (ii) violation of state tariffs, and (iii) unjust enrichment. On October 22, 2012, the Company and Southwestern Bell entered into a Confidential Settlement Agreement to fully and finally resolve the litigation and the underlying claim and matter in dispute.

In connection with the Aerotel, Ltd. (“Aerotel”) arbitration that was held in June 2012, on March 15, 2013, the arbitration panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. After briefing, on July 18, 2013, the Court confirmed the award, and as a result, in July 2013, the Company paid Aerotel $5.4 million including interest. On August 14, 2013, Aerotel filed a Notice of Appeal with the Court of Appeals, 2nd Circuit. Aerotel’s brief is due by November 5, 2013. A date has not been set for the Company’s opposition and Aerotel’s reply.

The Company’s subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. The Company had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company in connection with the infringement proceedings, which are based on applicable statutes, the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company. Upon enforcement of the judgments in these cases, the Company was required to transfer security deposits to the court. The security deposit for each of the Lycatel and Mox cases was €250,000 ($0.3 million at July 31, 2013) and €1.5 million ($2.0 million at July 31, 2013), respectively. The Company requested release of both security deposits. The court released the Lycatel security deposit to the Company. Mox is attempting to block the release of the Mox security deposit by submitting a payment order of approximately €1.5 million against Prepaid Cards BVBA for damages it claims were incurred as a result of the preliminary enforcement by Prepaid Cards BVBA of the first and second instance patent infringement judgments. Prepaid Cards BVBA has objected to this payment order. If Mox desires to further pursue this claim it would have to initiate regular proceedings for damages, in which it would have to substantiate the claim, and provide evidence for the allegedly suffered damage. The Company believes that there is evidence to the contrary that Mox would find difficult to overcome in proving this claim.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of July 31, 2013, the Company had an aggregate of $10.0 million accrued for the Alexsam, Southwestern Bell and Lycatel/Mox matters.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court which granted Tyco’s motion to dismiss the Company’s complaint. On January 31, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which the Company opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals. On July 30, 2013, Tyco filed its opening brief, the Company filed its response on September 16, 2013, and Tyco’s reply was filed on October 11, 2013.

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

Note 17—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.1 million as of July 31, 2013.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The future minimum payments for operating leases as of July 31, 2013 are as follows:

(in thousands)
Year ending July 31:
2014	$2,922
2015	1,634
2016	1,173
2017	951
2018	771
Thereafter	339
Total payments	$7,790

Rental expense under operating leases was $5.9 million, $4.1 million and $4.5 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. In addition, connectivity charges under operating leases were $11.8 million, $16.3 million and $18.9 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

Letters of Credit

As of July 31, 2013, the Company had letters of credit outstanding totaling $6.4 million primarily for collateral to secure mortgage repayments and a settlement agreement payment. The letters of credit outstanding as of July 31, 2013 expire as follows: $3.6 million in the year ending July 31, 2014 and $2.8 million in August 2015.

Surety and Performance Bonds

The Company has a surety bond outstanding related to the $10.1 million Alexsam judgment (see Note 16). In addition, IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2013, the Company had aggregate surety and performance bonds of $22.1 million outstanding.

Customer Deposits

As of July 31, 2013 and 2012, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $28.7 million and $10.5 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

July 31 (in thousands)	2013	2012
Restricted cash and cash equivalents—short-term
Letters of credit related	$3,189	$1,430
IDT Financial Services customer deposits	31,076	11,154
Other	723	52
Total short-term	34,988	12,636
Restricted cash and cash equivalents—long-term
Letters of credit related	2,768	2,763
IDT Financial Services related	4,639	6,703
Total long-term	7,407	9,466
Total restricted cash and cash equivalents	$42,395	$22,102

Note 18—Related Party Transactions

See Note 13 for a description of the Zedge transactions under “Sales of Stock of Subsidiaries.”

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off, (2) a Tax Separation Agreement, which sets forth the responsibilities of the Company and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods, and (3) a Transition Services Agreement, which provides for certain services to be performed by the Company to facilitate Straight Path’s transition into a separate publicly-traded company. These agreements provide for, among other things, the allocation between the Company and Straight Path of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, and provision of certain services by the Company to Straight Path following the spin-off, including services relating to human resources and employee benefits administration, finance, treasury, accounting, tax, internal audit, facilities, external reporting, investor relations and legal. In addition, the Company and Straight Path have entered into a license agreement whereby each of the Company, Straight Path and their subsidiaries granted and will grant a license to the other to utilize patents held by each entity.

In connection with the Straight Path Spin-Off, the Company agreed to pay certain obligations of Straight Path totaling $0.9 million, which at July 31, 2013, was included in “Accrued expenses” in the accompanying consolidated balance sheet.

Pursuant to the Separation and Distribution Agreement, the Company indemnifies Straight Path and Straight Path indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, the Company indemnifies Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the Straight Path Spin-Off, from all liability for taxes of the Company, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the Straight Path Spin-Off.

The Company entered into various agreements with Genie prior to the Genie Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by the Company and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by the Company relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) finance, accounting, tax, internal audit, facilities, external reporting, investor relations and legal services to be provided by the Company to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of the Company’s foreign subsidiaries. In addition, the Company entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of the Company and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

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

The Company’s Chairman of the Board and Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were reduced by $3.8 million and $2.7 million in fiscal 2013 and fiscal 2012, respectively, as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to the Company. At July 31, 2013 and 2012, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.6 million and $0.7 million, respectively.

IDT Energy, Inc., a subsidiary of Genie, supplied electricity to the Company’s facility in Piscataway, New Jersey and electricity and natural gas to the Company’s facilities in Newark, New Jersey. In fiscal 2013 and fiscal 2012, IDT Energy, Inc. billed the Company $21,000 and $0.5 million, respectively, for electricity and natural gas.

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were $27,000, $29,000 and $17,000 in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. The balance owed to the Company by Jonas Media Group was $6,000 and $29,000 as of July 31, 2013 and 2012, respectively.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that (1) IGM received commissions and fees from payments made by the Company (including payments from third party brokers) in the aggregate amounts of $15,000 in fiscal 2013, $19,000 in fiscal 2012 and $15,000 in fiscal 2011, which fees and commissions inured to the benefit of Mr. Mason, and (2) the total payments made by the Company to IGM for various insurance policies were nil in fiscal 2013 and $0.2 million in each of fiscal 2012 and fiscal 2011. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $24,000 in fiscal 2013, $20,000 in fiscal 2012 and $24,000 in fiscal 2011. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

Beginning in August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, leases space in a building in the Bronx, New York. Howard Jonas and Shmuel Jonas, the Company’s Chief Operating Officer, and the son of Howard Jonas, are members of the limited liability company that owns the building. IDT Domestic Telecom rented office, storage and parking space for two years for $0.1 million per year and incurred costs of $0.1 million to build-out the space. In August 2009, the limited liability company was paid an aggregate of $0.3 million for the lease and the build-out costs. The initial lease expired at the end of April 2012. For the six month period from May 1, 2012 to October 31, 2012, IDT Domestic Telecom was charged aggregate rent of $34,512. The parties entered into a new lease, which became effective November 1, 2012 and has a one-year term, with a one-year renewal option for IDT Domestic Telecom with the same terms. Aggregate annual rent under the new lease is $69,025.

The Company had net loans receivable outstanding from employees aggregating $0.2 million and $0.3 million as of July 31, 2013 and 2012, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 14, 2009, the Company completed a pro rata distribution of the common stock of CTM Media Holdings, Inc. (“CTM Holdings”) to the Company’s stockholders of record as of the close of business on August 3, 2009 (the “CTM Spin-Off”). The Company and CTM Holdings entered into a Master Services Agreement, dated September 14, 2009, pursuant to which, among other things, the Company provided certain administrative and other services to CTM Holdings on an interim basis. Such services included assistance with periodic reports required to be filed with the SEC as well as maintaining minutes, books and records of meetings of the Board of Directors and its committees, and assistance with corporate governance. Howard Jonas is the controlling stockholder and Chairman of the Board of CTM Holdings. In fiscal 2011, the Company’s selling, general and administrative expenses were reduced by $0.1 million for the amounts charged to CTM Holdings.

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

Note 19—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2013 and fiscal 2012, the Company’s cost for contributions to the Plan was $1.1 million and $0.9 million, respectively. The Company did not incur any cost for contributions to the Plan in fiscal 2011. In fiscal 2013 and fiscal 2012, the Company contributed 51,861 shares and 92,843 shares, respectively, of the Company’s Class B common stock to the Plan for matching contributions. In fiscal 2011, the Company’s matching contributions were made using forfeited funds. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 20—Business Segment Information

The Company has three reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise the IDT Telecom division, and Zedge. All other operating segments that are not reportable individually are included in All Other. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. The Consumer Phone Services segment provides consumer local and long distance services in the United States. Zedge owns and operates an on-line platform for mobile phone consumers interested in obtaining free and relevant, high quality games, apps, and personalization content such as ringtones, wallpapers, and alerts. All Other includes Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, the Company’s real estate holdings, and other smaller businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

In fiscal 2013, the Company began reporting Zedge as a separate reportable segment, therefore Zedge is no longer included in All Other. To the extent possible, comparative historical results have been reclassified and restated as if the fiscal 2013 business segment structure existed in all periods presented.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	Zedge	All Other	Corporate	Total
Year ended July 31, 2013
Revenues	$1,587,623	$14,514	$5,811	$12,669	$—	$1,620,617
Income (loss) from operations	48,495	1,824	340	(7,267)	(14,001)	29,391
Depreciation and amortization	12,339	1	798	1,676	96	14,910
Impairment of building and improvements	—	—	—	4,359	—	4,359
Year ended July 31, 2012
Revenues	$1,477,091	$19,307	$3,793	$6,092	$—	$1,506,283
Income (loss) from operations	5,945	4,062	(248)	(3,703)	(13,152)	(7,096)
Depreciation and amortization	14,208	9	652	1,519	260	16,648
Year ended July 31, 2011
Revenues	$1,316,601	$26,440	$3,216	$5,159	$—	$1,351,416
Income (loss) from operations	21,608	7,100	(202)	(5,016)	(16,105)	7,385
Depreciation and amortization	17,628	59	566	2,094	605	20,952
Severance and other charges	926	—	—	—	127	1,053

Telecom Platform Services’ income from operations in fiscal 2013 included net gains of $9.3 million related to legal matters.

Telecom Platform Services’ income from operations in fiscal 2012 included other operating losses, net of $15.9 million comprised of $6.5 million for estimated losses from pending litigation, a loss of $11.0 million from the settlement of litigation with T-Mobile (see Note 7) and a $0.2 million loss on the settlement of an unrelated claim, net of a gain of $1.8 million for cash received from Broadstripe, LLC in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company (see Note 7).

Telecom Platform Services’ income from operations in fiscal 2011 included a gain of $14.4 million related to the termination of a cable telephony agreement with one of its customers (see Note 7) and an expense of $10.8 million related to an action alleging patent infringement (see Note 16).

All Other’s loss from operations in fiscal 2011 included a loss of $2.9 million from the settlement of other claims partially offset by a gain of $2.6 million related to an insurance claim for water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey (see Note 7).

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Geographic Information

Revenue from customers located outside of the United States as a percentage of total revenues from continuing operations and revenue from customers located in the United Kingdom as a percentage of total revenues from continuing operations were as follows. Revenues by country are determined based on selling location.

Year ended July 31	2013	2012	2011
Revenue from customers located outside of the United States	23%	29%	32%
Revenue from customers located in the United Kingdom	13%	14%	13%

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2013
Long-lived assets, net	$77,568	$3,174	$80,742
Total assets	292,007	143,400	435,407
July 31, 2012
Long-lived assets, net	$81,668	$3,899	$85,567
Total assets	310,209	140,905	451,114
July 31, 2011
Long-lived assets, net	$85,934	$4,537	$90,471
Total assets	430,868	137,298	568,166

Note 21—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2013 and fiscal 2012:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income (loss) from operations	Income (loss) from continuing operations	Net income (loss) attributable to IDT Corporation	Income (loss) per share —basic		Income (loss) per share —diluted
						From continuing operations	Net income (loss)	From continuing operations	Net income (loss)
2013:
October 31	$400,117	$335,251	$6,683	$5,620	$3,614	$0.24	$0.17	$0.23	$0.16
January 31	411,456	344,486	5,655	3,908	2,953	0.16	0.14	0.15	0.13
April 30(a)	396,936	331,163	15,687	10,081	8,691	0.46	0.42	0.43	0.39
July 31(b)	412,108	344,673	1,366	(1,531)	(3,651)	(0.09)	(0.17)	(0.09)	(0.17)
TOTAL	$1,620,617	$1,355,573	$29,391	$18,078	$11,607	$0.77	$0.56	$0.72	$0.52
2012:
October 31(c)	$376,643	$319,330	$(10,930)	$(7,958)	$(4,326)	$(0.40)	$(0.21)	$(0.40)	$(0.21)
January 31	365,314	306,348	4,121	3,019	2,656	0.13	0.13	0.13	0.12
April 30(d)	379,576	319,793	(3,108)	(1,823)	2,989	(0.11)	0.14	(0.11)	0.14
July 31(e)	384,750	323,915	2,821	37,696	37,329	1.79	1.78	1.70	1.69
TOTAL	$1,506,283	$1,269,386	$(7,096)	$30,934	$38,648	$1.45	$1.87	$1.36	$1.75

(a) Included in income from operations was other operating gains of $9.6 million related to legal matters.

(b) Included in income from operations was a charge for impairment of building and improvements of $4.4 million.

(c) Included in loss from operations was other operating loss of $11.0 million from the settlement of litigation with T-Mobile.

(d) Included in loss from operations was other operating loss of $6.5 million for the estimated loss from pending litigation.

(e) Included in income from continuing operations was a benefit from income taxes of $36.6 million primarily due to the reversal of a portion of the valuation allowance on deferred income tax assets.