Form 10-Q
period 2013-10-31
IDT CORP
filed 2013-12-10
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 4, 2013, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,422,260 shares outstanding (excluding 2,886,761 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2013	July 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$150,822	$146,960
Restricted cash and cash equivalents—short-term	40,258	34,988
Marketable securities	11,002	9,684
Trade accounts receivable, net of allowance for doubtful accounts of $13,540 at October 31, 2013 and $13,079 at July 31, 2013	63,351	65,078
Prepaid expenses	18,268	19,175
Deferred income tax assets, net—current portion	1,689	1,689
Other current assets	13,306	12,730
Total current assets	298,696	290,304
Property, plant and equipment, net	80,376	80,742
Goodwill	14,881	14,807
Other intangibles, net	1,552	1,390
Investments	10,313	9,605
Restricted cash and cash equivalents—long-term	2,763	7,407
Deferred income tax assets, net—long-term portion	18,699	20,000
Other assets	14,001	11,152
Total assets	$441,281	$435,407

Liabilities and equity
Current liabilities:
Revolving credit loan payable	$15,000	$21,062
Trade accounts payable	33,692	39,323
Accrued expenses	148,205	145,432
Deferred revenue	95,976	91,227
Customer deposits	36,945	28,663
Income taxes payable	904	761
Dividends payable	—	1,837
Notes payable—current portion	539	535
Other current liabilities	5,876	4,829
Total current liabilities	337,137	333,669
Notes payable—long-term portion	6,558	6,624
Other liabilities	4,080	5,978
Total liabilities	347,775	346,271
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2013 and July 31, 2013	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,309 and 24,275 shares issued and 21,425 and 21,397 shares outstanding at October 31, 2013 and July 31, 2013, respectively	243	243
Additional paid-in capital	388,762	388,533
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,884 and 2,878 shares of Class B common stock at October 31, 2013 and July 31, 2013, respectively	(98,939)	(98,836)
Accumulated other comprehensive income	3,005	2,341
Accumulated deficit	(200,188)	(203,711)
Total IDT Corporation stockholders’ equity	92,916	88,603
Noncontrolling interests	590	533
Total equity	93,506	89,136
Total liabilities and equity	$441,281	$435,407

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands, except per share data)
Revenues	$420,670	$400,117
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	350,319	335,251
Selling, general and administrative (i)	57,755	53,315
Depreciation and amortization	3,896	3,135
Research and development	2,276	1,382
Total costs and expenses	414,246	393,083
Other operating gains (loss), net	859	(350)
Income from operations	7,283	6,684
Interest (expense) income, net	(25)	105
Other (expense) income, net	(549)	885
Income from continuing operations before income taxes	6,709	7,674
Provision for income taxes	(2,659)	(2,054)
Income from continuing operations	4,050	5,620
Loss from discontinued operations, net of tax	—	(1,452)
Net income	4,050	4,168
Net income attributable to noncontrolling interests	(527)	(554)
Net income attributable to IDT Corporation	$3,523	$3,614
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$3,523	$5,066
Loss from discontinued operations	—	(1,452)
Net income	$3,523	$3,614
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$0.17	$0.24
Loss from discontinued operations	—	(0.07)
Net income	$0.17	$0.17
Weighted-average number of shares used in calculation of basic earnings per share	21,038	20,807
Diluted:
Income from continuing operations	$0.15	$0.23
Loss from discontinued operations	—	(0.07)
Net income	$0.15	$0.16
Weighted-average number of shares used in calculation of diluted earnings per share	22,912	22,084
Dividends declared per common share	$—	$0.75
(i) Stock-based compensation included in selling, general and administrative expenses	$2,495	$1,012

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Net income	$4,050	$4,168
Other comprehensive income:
Foreign currency translation adjustments	664	1,628
Comprehensive income	4,714	5,796
Comprehensive income attributable to noncontrolling interests	(527)	(546)
Comprehensive income attributable to IDT Corporation	$4,187	$5,250

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Operating activities
Net income	$4,050	$4,168
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	—	1,452
Depreciation and amortization	3,896	3,135
Deferred income taxes	1,300	2,938
Provision for doubtful accounts receivable	363	1,499
Gain on proceeds from insurance	(571)	—
Interest in the equity of investments	(735)	(292)
Stock-based compensation	2,495	1,012
Change in assets and liabilities:
Restricted cash and cash equivalents	1,139	(5,438)
Trade accounts receivable	3,523	15,416
Prepaid expenses, other current assets and other assets	(2,696)	383
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(8,335)	(6,645)
Customer deposits	6,751	3,512
Income taxes payable	143	(864)
Deferred revenue	4,310	174
Net cash provided by operating activities	15,633	20,450
Investing activities
Capital expenditures	(3,641)	(3,550)
Collection of notes receivable	—	750
Increase in investments	—	(69)
Proceeds from sale and redemption of investments	976	2
Proceeds from insurance	571	—
Purchases of marketable securities	(7,394)	—
Proceeds from maturities and sales of marketable securities	6,068	—
Net cash used in investing activities	(3,420)	(2,867)
Financing activities
Dividends paid	(1,837)	(3,425)
Distributions to noncontrolling interests	(501)	(400)
Purchases of stock of subsidiary	(1,133)	—
Proceeds from exercise of stock options	523	—
Proceeds from revolving credit loan payable	15,000	—
Repayments of revolving credit loan payable and other borrowings	(21,124)	(58)
Repurchases of Class B common stock	(104)	(826)
Net cash used in financing activities	(9,176)	(4,709)
Discontinued operations
Net cash used in operating activities	—	(238)
Effect of exchange rate changes on cash and cash equivalents	825	2,001
Net increase in cash and cash equivalents	3,862	14,637
Cash and cash equivalents (including discontinued operations) at beginning of period	146,960	151,504
Cash and cash equivalents (including discontinued operations) at end of period	150,822	166,141
Less cash and cash equivalents of discontinued operations at end of period	—	(2,823)
Cash and cash equivalents (excluding discontinued operations) at end of period	$150,822	$163,318
Supplemental schedule of non-cash investing and financing activities
Adjustment to liabilities in connection with the Straight Path Spin-Off	$1,624	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. The balance sheet at July 31, 2013 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2014 refers to the fiscal year ending July 31, 2014).

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.2 million in the three months ended October 31, 2013 and 2012 were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

Note 2— Discontinued Operations

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Straight Path Communications Inc. (“Straight Path”), to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc., which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of the Company’s stockholders received one share of Straight Path Class A common stock for every two shares of the Company’s Class A common stock and one share of Straight Path Class B common stock for every two shares of the Company’s Class B common stock held of record as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off, (2) a Tax Separation Agreement, which sets forth the Company’s and Straight Path’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods, and (3) a Transition Services Agreement, which provides for certain services to be performed by the Company to facilitate Straight Path’s transition into a separate publicly-traded company. These agreements provide for, among other things, the allocation between the Company and Straight Path of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, and provision of certain services by the Company to Straight Path following the spin-off, including services relating to human resources and employee benefits administration, finance, treasury, accounting, tax, internal audit, facilities, external reporting, investor relations and legal. In addition, the Company and Straight Path entered into a license agreement whereby each of the Company, Straight Path and the Company’s subsidiaries granted and will grant a license to the other to utilize patents held by each entity.

The Separation and Distribution Agreement also includes that the Company is obligated to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. The following table summarizes the change in the balance of the Company’s estimated liability to Straight Path, which is included in “Other current liabilities” in the accompanying consolidated balance sheet:

Three Months Ended October 31, 2013
(in thousands)
Balance, beginning of period	$931
Additional liability	1,624
Payments	(55)
Balance, end of period	$2,500

The Company’s selling, general and administrative expenses were reduced by $0.3 million and nil in the three months ended October 31, 2013 and 2012, respectively, as a result of the fees the Company charged to Straight Path for services provided pursuant to the Transition Services Agreement. At October 31, 2013 and July 31, 2013, other current assets reported in the Company’s consolidated balance sheet included receivables from Straight Path of $0.2 million and nil, respectively.

Revenues, loss before income taxes and net loss of Straight Path, which is included in discontinued operations, were as follows:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Revenues	$—	$468
Loss before income taxes	$—	$(1,452)
Net loss	$—	$(1,452)

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
October 31, 2013:
Certificates of deposit*	$7,533	$—	$—	$7,533
Municipal bonds	3,469	—	—	3,469
Total	$11,002	$—	$—	$11,002

July 31, 2013:
Certificates of deposit*	$8,786	$—	$—	$8,786
Municipal bonds	898	—	—	898
Total	$9,684	$—	$—	$9,684

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $6.1 million and nil in the three months ended October 31, 2013 and 2012, respectively. There were no realized gains or losses from sales of available-for-sale securities in the three months ended October 31, 2013 and 2012. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale securities at October 31, 2013 were as follows:

Fair Value
(in thousands)
Within one year	$10,802
After one year through five years	200
After five years through ten years	—
After ten years	—
Total	$11,002

Note 4—Fair Value Measurements

The following table presents the balance of assets at October 31, 2013 measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
Available-for-sale securities	$—	$11,002	$—	$11,002

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

At October 31, 2013, the Company did not have any liabilities measured at fair value on a recurring basis.

At October 31, 2013 and July 31, 2013, the Company had $9.0 million and $8.3 million, respectively, in investments in hedge funds, of which $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $8.9 million and $8.2 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, dividends payable, notes payable—current portion and other current liabilities. At October 31, 2013 and July 31, 2013, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, dividends payable, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At October 31, 2013 and July 31, 2013, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Notes payable—long-term portion and other liabilities.  At October 31, 2013 and July 31, 2013, the carrying amount of these liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at October 31, 2013 and July 31, 2013 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.5 million at October 31, 2013 and July 31, 2013, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2013
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2013	$88,603	$533	$89,136
Restricted Class B common stock purchased from employee	(104)	—	(104)
Exercise of stock options	523	—	523
Purchases of stock of subsidiary	(1,154)	21	(1,133)
Adjustment to liabilities in connection with the Straight Path Spin-Off	(1,624)	—	(1,624)
Distributions to noncontrolling interests	—	(501)	(501)
Stock-based compensation	2,485	10	2,495
Comprehensive income:
Net income	3,523	527	4,050
Foreign currency translation adjustments	664	—	664
Comprehensive income	4,187	527	4,714
Balance, October 31, 2013	$92,916	$590	$93,506

Dividend Payments

In July 2013, the Company’s Board of Directors declared a special dividend of $0.08 per share to holders of the Company’s Class A common stock and Class B common stock. At July 31, 2013, dividends payable were $1.8 million. The special dividend was paid on September 10, 2013 to stockholders of record as of the close of business on August 30, 2013.

In December 2013, the Company’s Board of Directors declared a dividend of $0.17 per share for the first quarter of fiscal 2014 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about January 7, 2014 to stockholders of record as of the close of business on December 16, 2013.

Purchases of Stock of Subsidiary

In August 2013, Fabrix Systems Ltd., (“Fabrix”), a subsidiary of the Company, and another wholly-owned subsidiary of the Company purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix, which increased the Company’s ownership in Fabrix to 88.4%.

Adjustment to Liabilities in connection with the Straight Path Spin-Off

The Company’s Separation and Distribution Agreement with Straight Path includes, among other things, that the Company is obligated to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off (see Note 2). In the three months ended October 31, 2013, the Company increased its estimated liability for this obligation by $1.6 million and reduced additional paid-in capital accordingly.

Stock-Based Compensation

In August 2013, in connection with the Straight Path Spin-Off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 15.29% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the Straight Path Spin-Off. Further, each holder of options to purchase the Company’s Class B common stock shared ratably in a pool of options to purchase 32,155 shares of Straight Path Class B common stock. The Company accounted for the August 2013 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Straight Path as a modification. The Company determined that there was no incremental value from the modification, therefore, the Company was not required to record a stock-based compensation charge.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases under the program in the three months ended October 31, 2013. In the three months ended October 31, 2012, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. As of October 31, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Basic weighted-average number of shares	21,038	20,807
Effect of dilutive securities:
Stock options	87	—
Non-vested restricted Class B common stock	1,787	1,277
Diluted weighted-average number of shares	22,912	22,084

The following outstanding stock options for which the exercise price of the stock option was greater than the average market price of the Company’s stock during the period were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	69	704

Note 7—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. At October 31, 2013 and July 31, 2013, there was $15.0 million and $21.1 million, respectively, outstanding under the facility. The principal outstanding at October 31, 2013 and July 31, 2013 incurred interest at a rate of 1.668% and 1.69%, respectively, per annum. On August 30, 2013, IDT Telecom repaid the entire $21.1 million loan payable. In October 2013, IDT Telecom borrowed an aggregate of $15.0 million, which was repaid on November 12, 2013. The Company intends to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At October 31, 2013, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $50.3 million.

Note 8—Business Segment Information

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	Zedge	All Other	Corporate	Total
Three Months Ended October 31, 2013
Revenues	$412,726	$3,016	$1,437	$3,491	$—	$420,670
Income (loss) from operations	11,889	420	162	(611)	(4,577)	7,283

Three Months Ended October 31, 2012
Revenues	$392,033	$4,015	$1,154	$2,915	$—	$400,117
Income (loss) from operations	9,039	599	(68)	(108)	(2,778)	6,684

Note 9—Legal Proceedings

On February 15, 2011, a jury in the United States District Court, Eastern District of Texas awarded Alexsam, Inc. (“Alexsam”) $9.1 million in damages from the Company in an action alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. The judgment issued in August 2011 awarded Alexsam an aggregate of $10.1 million including damages and interest. After the Company appealed the judgment, on May 20, 2013, the Federal Circuit Court of Appeals ruled on behalf of the Company that it did not infringe the Alexsam patents. The Court also affirmed that the Company was licensed to use Alexsam’s patents for activations of certain phone and gift cards. However, the Court denied the remainder of the appeal. The Court remanded the case to the District Court for a recalculation of damages. Post-judgment interest continued to accrue at an annual rate of 0.11% on the $10.1 million awarded in the judgment. The Company has completed a design-around of certain of the card encoding schemes at issue to avoid infringement of the Alexsam patents. On September 1, 2011, Alexsam filed a related action seeking royalties for the products and systems previously found to infringe its patents to the extent they had been used since January 1, 2011. A bench trial was held on April 1 and April 2, 2013. On October 17, 2013, the parties entered into a confidential Settlement Agreement pursuant to which the parties agreed to fully compromise, settle and release any and all claims and counterclaims related to this matter including a prospective royalty free license. On October 18, 2013, the Court canceled and discharged the Company’s surety bond related to this matter. On November 4, 2013, the Company paid Alexsam the settlement amount.

In connection with the Aerotel, Ltd. (“Aerotel”) arbitration that was held in June 2012, on March 15, 2013, the arbitration panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. After briefing, on July 18, 2013, the Court confirmed the award, and as a result, in July 2013, the Company paid Aerotel $5.4 million including interest. On August 14, 2013, Aerotel filed a Notice of Appeal with the Court of Appeals, 2nd Circuit. Aerotel filed its brief on November 5, 2013. The Company’s opposition is due by February 6, 2014. Aerotel’s reply is due by February 19, 2014.

The Company’s subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. The Company had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company in connection with the infringement proceedings, which are based on applicable statutes, the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company. Upon enforcement of the judgments in these cases, the Company was required to transfer security deposits to the court. The security deposit for each of the Lycatel and Mox cases was €250,000 ($0.3 million at October 31, 2013) and €1.5 million ($2.1 million at October 31, 2013), respectively. The Company requested release of both security deposits. The court released the Lycatel security deposit to the Company. Mox is attempting to block the release of the Mox security deposit by submitting a payment order of approximately €1.5 million against Prepaid Cards BVBA for damages it claims were incurred as a result of the preliminary enforcement by Prepaid Cards BVBA of the first and second instance patent infringement judgments. Prepaid Cards BVBA has objected to this payment order. If Mox desires to further pursue this claim it would have to initiate regular proceedings for damages, in which it would have to substantiate the claim, and provide evidence for the allegedly suffered damage. The Company believes that there is evidence to the contrary that Mox would find difficult to overcome in proving this claim.

At October 31, 2013, the Company had an aggregate of $7.8 million accrued for the Alexsam and Lycatel/Mox matters.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court which granted Tyco’s motion to dismiss the Company’s complaint. On January 31, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which the Company opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals. On July 30, 2013, Tyco filed its opening brief, the Company filed its response on September 16, 2013, and Tyco filed its reply on October 11, 2013.

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

Note 10—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.4 million as of October 31, 2013.

Letters of Credit

As of October 31, 2013, the Company had letters of credit outstanding totaling $4.0 million primarily for collateral to secure mortgage repayments and for IDT Telecom’s business. The letters of credit outstanding as of October 31, 2013 expire as follows: $1.2 million in the twelve month period ending October 31, 2014 and $2.8 million in August 2015.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2013, the Company had aggregate performance bonds of $9.5 million outstanding.

Customer Deposits

As of October 31, 2013 and July 31, 2013, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $36.9 million and $28.7 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	October 31, 2013	July 31, 2013
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$939	$3,189
IDT Financial Services customer deposits	38,708	31,076
Other	611	723
Total short-term	40,258	34,988
Restricted cash and cash equivalents-long-term
Letters of credit related	2,763	2,768
IDT Financial Services related	—	4,639
Total long-term	2,763	7,407
Total restricted cash and cash equivalents	$43,021	$42,395

Note 11—Other Operating Gains (Loss), Net

The following table summarizes the other operating gains (loss), net by business segment:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Telecom Platform Services-gain (loss) related to legal matters	$300	$(350)
All Other-gain on insurance claim (a)	571	—
All Other-other	67	—
Corporate-loss related to settlement (b)	(79)	—
Total	$859	$(350)

(a)  In the three months ended October 31, 2013, the Company received proceeds from insurance of $0.6 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. The Company recorded a gain of $0.6 million from this insurance claim.

(b)  In the three months ended October 31, 2013, the Company incurred a loss of $0.1 million in connection with the June 2013 settlement of outstanding claims and disputes with the former Chief Executive Officer of Straight Path Spectrum, Inc. and his related parties. In the fourth quarter of fiscal 2013, Straight Path Spectrum, Inc. paid $1.5 million to those parties in connection with the settlement.

Note 12—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended October 31,
	2013	2012
	(in thousands)
Foreign currency transaction (losses) gains	$(1,205)	$564
Gain on investments	736	292
Other	(80)	29
Total other (expense) income, net	$(549)	$885

Note 13—520 Broad Street Building

At October 31, 2013, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey, after the impairment charge that was recorded in fiscal 2013, was $37.4 million. The Company is considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2013. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2013.

Overview

We are a multinational holding company with operations primarily in the telecommunications industry. We have three reportable business segments, Telecom Platform Services and Consumer Phone Services, which comprise our IDT Telecom division, and Zedge Holdings, Inc., or Zedge. Telecom Platform Services provides telecommunications services, including prepaid and rechargeable calling products and international long distance traffic termination, as well as various payment services. Consumer Phone Services provides consumer local and long distance services in the United States. Zedge owns and operates an online platform for mobile phone consumers interested in obtaining free and relevant, high quality games, apps, and personalization content, such as ringtones, wallpapers, and alerts. All other operating segments that are not reportable individually are included in All Other. All Other includes Fabrix Systems Ltd., or Fabrix, a software development company specializing in highly efficient cloud-based video processing, storage and delivery, our real estate holdings, and other smaller businesses.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.8% and 99.0% of our total revenues from continuing operations in the three months ended October 31, 2013 and 2012, respectively.

Telecom Platform Services, which represented 99.3% and 99.0% of IDT Telecom’s total revenues in the three months ended October 31, 2013 and 2012, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

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

Over the past few years, we have experienced a continued shift in demand industry-wide, away from traditional calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, has, and continues to contribute to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our traditional disposable prepaid calling card products as customers migrate from using cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our prepaid calling card products’ sales and margins.

To combat this trend, we have introduced in recent years new sources of revenue, such as Boss Revolution PIN-less and international airtime top-up that have now largely replaced revenues from our traditional disposable calling cards. Boss Revolution PIN-less allows users to call their families and friends overseas without the need to enter a personal identification number. International airtime top-up, which enables customers to purchase airtime for a prepaid mobile telephone in another country, appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. The addition of Boss Revolution PIN-less and international airtime top-up represent successful efforts to leverage our existing capabilities and distribution. Although Boss Revolution PIN-less and international airtime top-up generally have lower gross margins than our traditional disposable calling cards, customers tend to continue using these products over a longer period of time thereby allowing us to generate higher revenues and longer lifetime value per user. The Boss Revolution payment platform provides us with a direct, real-time relationship with all of our participating retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment. There can be no assurance that we will continue to grow our Boss Revolution PIN-less and international airtime top-up sales, or that we will be able to continue to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our Wholesale Termination Services business, we have generally had to pass along all or most of our per-minute cost savings to our customers in the form of lower prices.

Discontinued Operations

On July 31, 2013, we completed a pro rata distribution of the common stock of our subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders of record as of the close of business on July 25, 2013 (the Straight Path Spin-Off). At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc., which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of our stockholders received one share of Straight Path Class A common stock for every two shares of our Class A common stock and one share of Straight Path Class B common stock for every two shares of our Class B common stock held of record as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

Revenues, loss before income taxes and net loss of Straight Path, which is included in discontinued operations, were as follows:

	Three months ended October 31,
	2013	2012
	(in millions)
Revenues	$—	$0.5

Loss before income taxes	$—	$(1.5)

Net loss	$—	$(1.5)

520 Broad Street Building

At October 31, 2013, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey, after the impairment charge that was recorded in fiscal 2013, was $37.4 million. We are considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2013. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income and other taxes and regulatory agency fees, IDT Telecom direct cost of revenues—disputed amounts, and contingent liabilities. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2013.

Results of Operations

Three Months Ended October 31, 2013 Compared to Three Months Ended October 31, 2012

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Revenues
Telecom Platform Services	$412.7	$392.0	$20.7	5.3%
Consumer Phone Services	3.0	4.0	(1.0)	(24.9)
Total revenues	$415.7	$396.0	$19.7	5.0%

Revenues.  IDT Telecom revenues increased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 due to an increase in Telecom Platform Services revenues, which more than offset a decline in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 99.0% in the three months ended October 31, 2012 to 99.3% in the three months ended October 31, 2013, and Consumer Phone Services revenues decreased from 1.0% in the three months ended October 31, 2012 to 0.7% in the three months ended October 31, 2013.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three months ended October 31, 2013 and 2012 consisted of the following:

	Three months ended October 31,		Change
	2013	2012	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$172.5	$153.7	$18.8	12.3%
Wholesale Termination Services	178.5	181.6	(3.1)	(1.7)
Payment Services	49.9	43.7	6.2	14.2
Hosted Platform Solutions	11.8	13.0	(1.2)	(9.7)
Total Telecom Platform Services revenues	$412.7	$392.0	$20.7	5.3%

Minutes of use
Retail Communications	2,398	2,331	67	2.9%
Wholesale Termination Services	4,675	6,116	(1,441)	(23.6)
Hosted Platform Solutions	209	240	(31)	(12.8)
Total minutes of use	7,282	8,687	(1,405)	(16.2)%

Average revenue per minute
Retail Communications	$0.0719	$0.0659	$0.0060	9.1%
Wholesale Termination Services	0.0382	0.0297	0.0085	28.6

Retail Communications revenue (41.8% and 39.2% of Telecom Platform Services’ revenue in the three months ended October 31, 2013 and 2012, respectively) grew 12.3% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013. The growth was led by penetration and acceptance of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe.

Wholesale Termination Services revenue (43.3% and 46.3% of Telecom Platform Services’ revenue in the three months ended October 31, 2013 and 2012, respectively) decreased 1.7% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013. The decrease was due to a continuing industry-wide increase in termination rates to certain key destinations in Southern Asia which resulted in a decline in revenues as well as direct cost of revenues.

Payment Services revenue (12.1% and 11.2% of Telecom Platform Services’ revenue in the three months ended October 31, 2013 and 2012, respectively) grew 14.2% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013. The increase was driven by the success of our international airtime top-up offerings. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution payment platform. In the third quarter of fiscal 2013, we launched our domestic bill payment services in partnership with a licensed domestic bill pay provider. In addition, in fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution payment platform after obtaining the requisite licenses.

Hosted Platform Solutions revenue (2.8% and 3.3% of Telecom Platform Services’ revenue in the three months ended October 31, 2013 and 2012, respectively) declined 9.7% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013. The decline was partially due to a decrease in revenue from our cable telephony business which is in harvest mode. The decline was also due to decreases in revenues from managed services and from call shops outside the U.S. Call shop revenues decreased due to price competition and migration to alternative wireless and IP-based services.

Total minutes of use for Telecom Platform Services decreased 16.2% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant. Within Telecom Platform Services, minutes of use relating to Wholesale Termination Services decreased 23.6% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013, which included a significant decrease from our web-based prepaid termination service. Minutes of use from Retail Communications increased 2.9% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013, which was driven by the volume growth in the U.S. and South America, which more than offset the decrease in minutes of use in Europe and Asia. Hosted Platform Solutions minutes of use decreased 12.8% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013, primarily as a result of the decline in minutes of use from call shops and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services revenues declined 24.9% in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 7,400 as of October 31, 2013 compared to 9,900 as of October 31, 2012. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 33,700 as of October 31, 2013 compared to 43,700 as of October 31, 2012. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline.

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$348.2	$333.0	$15.2	4.6%
Consumer Phone Services	1.4	1.7	(0.3)	(17.9)
Total direct cost of revenues	$349.6	$334.7	$14.9	4.5%

	Three months ended October 31,
	2013	2012	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.4%	84.9%	(0.5)%
Consumer Phone Services	45.3	41.5	3.8
Total	84.1%	84.5%	(0.4)%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily as a result of increases in the direct cost of revenues in Retail Communications and Payment Services, partially offset by a decrease in Wholesale Termination Services direct cost of revenues. Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 50 basis points in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 which primarily reflects the growth of Retail Communications revenue compared to the decline in Wholesale Termination Services revenue, resulting in a positive revenue mix shift.

Direct cost of revenues in our Consumer Phone Services segment decreased the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily as a result of the declining customer base.

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$49.7	$47.1	$2.6	5.5%
Consumer Phone Services	1.2	1.8	(0.6)	(29.8)
Total selling, general and administrative expenses	$50.9	$48.9	$2.0	4.3%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was partially due to increases in employee compensation and severance expense. The increase in employee compensation was primarily the result of annual payroll increases. In addition, we are continuing to expand our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. We expect to continue to add to the direct sales force in fiscal 2014, which will likely somewhat further increase our selling, general and administrative expenses.

The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to the increase in our variable costs, as our revenue grew as well. Variable selling, general and administrative expenses include costs such as marketing, third-party transaction processing costs, and internal sales commissions that closely track top-line performance. In particular, internal sales commissions have grown as a direct result of our ongoing effort to grow and strengthen our retail direct sales force in the U.S. Third-party transaction processing costs have increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay us for their purchases. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was partially offset by decreases in bad debt expense and external legal fees. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses were 12.0% in the three months ended October 31, 2013 and 2012. We expect that Telecom Platform Services’ selling, general and administrative expenses as a percentage of Telecom Platform Services’ revenues will slightly increase in fiscal 2014 as we continue our investment in several growth initiatives including further expansion of the retail sales force, increased marketing of our existing Boss Revolution suite of products, and introduction of new payment offerings including the roll-out of money remittances services.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.2	$2.5	$0.7	27.4%
Consumer Phone Services	—	—	—	(89.0)
Total depreciation and amortization	$3.2	$2.5	$0.7	27.4%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was the result of a $0.7 million reduction in depreciation expense in the three months ended October 31, 2012 due to an adjustment in our estimate of capital expenditures subject to sales and use tax as a result of an audit.

Other Operating Gain (Loss). The Telecom Platform Services segment’s income from operations in the three months ended October 31, 2013 and 2012 included a gain of $0.3 million and a loss of $0.4 million, respectively, related to legal matters.

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Income from operations
Telecom Platform Services	$11.9	$9.0	$2.9	31.5%
Consumer Phone Services	0.4	0.6	(0.2)	(29.8)
Total income from operations	$12.3	$9.6	$2.7	27.7%

Zedge

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Revenues	$1.4	$1.1	$0.3	24.6%
Direct cost of revenues	0.2	0.2	—	(13.1)
Selling, general and administrative	0.8	0.8	—	3.0
Depreciation	0.2	0.2	—	32.6
Income (loss) from operations	$0.2	$(0.1)	$0.3	339.4%

Revenues.   Zedge’s revenues are entirely derived from selling its advertising inventory across its Android and iOS apps and websites. Zedge launched its Android app in fiscal 2010 and its iOS app in fiscal 2013. Zedge’s revenues increased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 as a result of higher app usage and the increased demand for its Android inventory. The growth in Total Installs and Current Installs for the Zedge Android and iOS apps is presented in the table below. “Total Installs” is the number of times the app has been downloaded. “Current Installs” is the number of unique active devices on which the application is currently installed and excludes any devices where the application was uninstalled or any devices that are no longer active. This increase in users was a primary driver of advertising revenue growth.

	October 31,		Change
	2013	2012	#
	(in millions)
Total Installs (Android and iOS)	82	44	38
Current Installs (Android and iOS)	36	21	15

Direct Cost of Revenues.  Direct cost of revenues decreased slightly in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 primarily as a result of renegotiated hosting and ad serving contracts. Direct cost of revenues as a percentage of revenues was 13.7% and 19.6% in the three months ended October 31, 2013 and 2012, respectively.

Selling, General and Administrative.  The slight increase in selling, general and administrative expenses in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was primarily due to increases in developer headcount which increased employee payroll and in consulting expense related to business development, partially offset by decreases in bonus expense and bad debt expense. Zedge’s selling expense included in selling, general and administrative expenses was $20,000 and nil in the three months ended October 31, 2013 and 2012, respectively.

Depreciation.  The increase in depreciation expense in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was due to an increase in depreciation of capitalized payroll costs of employees working on internal use software related to the iOS app and the Android app.

All Other

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Revenues	$3.5	$2.9	$0.6	19.8%
Direct cost of revenues	(0.5)	(0.3)	(0.2)	(56.7)
Selling, general and administrative	(1.5)	(0.9)	(0.6)	(67.2)
Depreciation	(0.4)	(0.4)	—	4.2
Research and development	(2.3)	(1.4)	(0.9)	(64.6)
Other operating gains	0.6	—	0.6	nm
Loss from operations	$(0.6)	$(0.1)	$(0.5)	(461.0)%

nm—not meaningful

Other Operating Gains.  In the three months ended October 31, 2013, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

Currently, we report aggregate results for all of our operating businesses which are not part of IDT Telecom or Zedge in All Other. Following is the results of operations in the three months ended October 31, 2013 and 2012 of Fabrix, which is included in All Other:

	Three months ended October 31,		Change
Fabrix	2013	2012	$	%
	(in millions)
Revenues	$3.0	$2.4	$0.6	23.6%
Direct cost of revenues	0.5	0.3	0.2	81.9
Selling, general and administrative	0.8	0.3	0.5	193.9
Depreciation	0.1	—	0.1	100.2
Research and development	2.3	1.4	0.9	64.6
(Loss) income from operations	$(0.7)	$0.4	$(1.1)	(260.2)%

Revenues. Fabrix is our majority-owned venture that develops and licenses a proprietary video software platform optimized for cost effective cloud-based video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. Finally, in the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator. In the three months ended October 31, 2013 and 2012, Fabrix received cash from these sales of $1.5 million and $12.8 million, respectively. Fabrix generally recognizes revenue for its software licenses and support from the date on which delivered orders were accepted by the customer over the term of the related software support agreements.

Corporate

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
General and administrative expenses	$4.5	$2.8	$1.7	62.8%
Depreciation and amortization	—	—	—	(35.3)
Other operating loss	0.1	—	0.1	nm
Loss from operations	$4.6	$2.8	$1.8	64.7%

nm—not meaningful

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

General and Administrative.  The increase in Corporate general and administrative expenses in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was primarily due to an increase in charitable contributions, as well as increases in stock-based compensation and legal fees. In the three months ended October 31, 2013 and 2012, we accrued $1.1 million and nil, respectively, for contributions to the IDT Charitable Foundation. In addition, Corporate general and administrative expenses increased in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 as a result of the reduction in fees for services pursuant to a Transition Services Agreement with our former subsidiary Genie Energy Ltd., or Genie, which we spun-off in October 2011, partially offset by an increase in the fees charged to Straight Path pursuant to its Transition Services Agreement. These fees reduce general and administrative expenses. The fees charged to Genie, net of amounts charged by Genie to us, were $0.6 million and $1.3 million in the three months ended October 31, 2013 and 2012, respectively, and the fees charged to Straight Path were $0.3 million and nil in the three months ended October 31, 2013 and 2012, respectively. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses increased from 0.7% in the three months ended October 31, 2012 to 1.2% in the three months ended October 31, 2013.

Other Operating Loss.In the three months ended October 31, 2013, we incurred a loss of $0.1 million in connection with the June 2013 settlement of outstanding claims and disputes with the former Chief Executive Officer of Straight Path Spectrum, Inc. and his related parties. In the fourth quarter of fiscal 2013, Straight Path Spectrum, Inc. paid $1.5 million to those parties in connection with the settlement.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense.  Stock-based compensation expense included in consolidated selling, general and administrative expenses was $2.5 million and $1.0 million in the three months ended October 31, 2013 and 2012, respectively. At October 31, 2013, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.0 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $2.5 million is expected to be recognized in the twelve month period ending October 31, 2014, $1.3 million is expected to be recognized in the twelve month period ending October 31, 2015, and the remaining $0.2 million is expected to be recognized thereafter through fiscal 2018.

	Three months ended October 31,		Change
	2013	2012	$	%
	(in millions)
Income from operations	$7.3	$6.7	$0.6	9.0%
Interest (expense) income, net	—	0.1	(0.1)	(123.8)
Other (expense) income, net	(0.5)	0.9	(1.4)	(162.0)
Provision for income taxes	(2.7)	(2.1)	(0.6)	(29.5)
Income from continuing operations	4.1	5.6	(1.5)	(27.9)
Discontinued operations, net of tax	—	(1.4)	1.4	100.0
Net income	4.1	4.2	(0.1)	(2.8)
Net income attributable to noncontrolling interests	(0.6)	(0.6)	—	4.9
Net income attributable to IDT Corporation	$3.5	$3.6	$(0.1)	(2.5)%

Interest (Expense) Income, net.  The change in interest (expense) income, net in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was primarily due to an increase in interest expense.

Other (Expense) Income, net.  Other (expense) income, net consists of the following:

	Three months ended October 31,
	2013	2012
	(in millions)
Foreign currency transaction (losses) gains	$(1.2)	$0.6
Gain on investments	0.7	0.3
Total other (expense) income, net	$(0.5)	$0.9

Income Taxes. The change in income taxes in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was primarily due to income in jurisdictions that cannot be offset against our net operating losses.

Discontinued Operations, net of tax. The loss from discontinued operations, net of tax, in the three months ended October 31, 2012 was due to Straight Path’s net loss of $1.5 million during the period.

Net Income Attributable to Noncontrolling Interests. The slight change in the net income attributable to noncontrolling interests in the three months ended October 31, 2013 compared to the similar period in fiscal 2013 was primarily due to the change in the results of operations of Fabrix from net income in the three months ended October 31, 2012 to net loss in the three months ended October 31, 2013, partially offset by the increase in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries, as well as the change in the results of operations of Zedge from net loss in the three months ended October 31, 2012 to net income in the three months ended October 31, 2013.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of October 31, 2013 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending October 31, 2014.

As of October 31, 2013, we had cash, cash equivalents and marketable securities of $161.8 million and a deficit in working capital (current liabilities in excess of current assets) of $38.4  million. As of October 31, 2013, we also had $9.0 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $8.9 million was included in “Investments” in our consolidated balance sheet.

As of October 31, 2013, we had aggregate restricted cash and cash equivalents of $43.0 million, of which $40.2 million was included in “Restricted cash and cash equivalents-short term” and $2.8 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include, among other amounts, restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will continue to increase in fiscal 2014.

	Three months ended October 31,
	2013	2012
	(in millions)
Cash flows provided by (used in):
Operating activities	$15.6	$20.4
Investing activities	(3.4)	(2.9)
Financing activities	(9.1)	(4.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	2.0
Increase in cash and cash equivalents from continuing operations	3.9	14.8
Discontinued operations	—	(0.2)
Increase in cash and cash equivalents	$3.9	$14.6

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In the three months ended October 31, 2013 and 2012, Fabrix received cash of $1.5 million and $12.8 million, respectively, from sales of software licenses and support services.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. In the three months ended October 31, 2013, we paid $0.1 million in connection with this obligation. At October 31, 2013, our estimated liability for this obligation was $2.5 million.

Investing Activities

Our capital expenditures were $3.6 million in the three months ended October 31, 2013 and 2012. We currently anticipate that total capital expenditures for the twelve month period ending October 31, 2014 will be in the $16 million to $18  million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

We received $1.0 million and $2,000 in the three months ended October 31, 2013 and 2012, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $0.6 million in the three months ended October 31, 2013 related to water damage in our building at 520 Broad Street, Newark, New Jersey that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in the three months ended October 31, 2013.

Purchases of maturities of marketable securities were $7.4 million and nil in the three months ended October 31, 2013 and 2012, respectively. Proceeds from maturities and sales of marketable securities were $6.1 million and nil in the three months ended October 31, 2013 and 2012, respectively.

Financing Activities

In the three months ended October 31, 2013, we paid a special cash dividend of $0.08 per share on our Class A common stock and Class B common stock, or $1.8 million in total. In the three months ended October 31, 2012, we paid cash dividends of $0.15 per share on our Class A common stock and Class B common stock, or $3.4 million in total. In December 2013, our Board of Directors declared a dividend of $0.17 per share for the first quarter of fiscal 2014 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about January 7, 2014 to stockholders of record as of the close of business on December 16, 2013.

We distributed cash of $0.5 million and $0.4 million in the three months ended October 31, 2013 and 2012 to the noncontrolling interests in subsidiaries.

In August 2013, both Fabrix and a wholly-owned subsidiary of ours purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix, which increased our ownership in Fabrix to 88.4%.

We received proceeds from the exercise of our stock options of $0.5 million in the three months ended October 31, 2013. No stock options were exercised in the three months ended October 31, 2012.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding will bear interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 11, 2014. At October 31, 2013 and July 31, 2013, there was $15.0 million and $21.1 million, respectively, outstanding under the facility. The principal outstanding at October 31, 2013 and July 31, 2013 incurred interest at a rate of 1.668% and 1.69%, respectively, per annum. On August 30, 2013, IDT Telecom repaid the entire $21.1 million loan payable. In October 2013, IDT Telecom borrowed an aggregate of $15.0 million, which was repaid on November 12, 2013. We intend to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At October 31, 2013, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $50.3 million.

Repayments of other borrowings were $0.1 million in the three months ended October 31, 2013 and 2012.

In the three months ended October 31, 2013 and 2012, we paid $0.1 million and $48,000, respectively, to repurchase 5,174 and 4,667 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases under the program in the three months ended October 31, 2013. In the three months ended October 31, 2012, we repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. As of October 31, 2013, 5.1 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $76.9 million at October 31, 2013 from $78.2 million at July 31, 2013 primarily due to a $0.9 million decrease in IDT Telecom’s gross trade accounts receivable balance as well as a $0.2 million decrease in Fabrix’ gross trade accounts receivable balance. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in the three months ended October 31, 2013 in excess of amounts billed during the period, partially offset by the effect of changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 17.6% at October 31, 2013 and 16.7% at July 31, 2013 as a result of the declines in the IDT Telecom and Fabrix gross trade accounts receivable balances and the slight increase in the IDT Telecom allowance for doubtful accounts.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2013:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$7.9	$3.3	$2.7	$1.5	$0.4
Purchase commitments	1.4	1.4	—	—	—
Revolving credit loan and notes payable (including interest)	22.8	15.9	6.9	—	—
Total contractual obligations	$32.1	$20.6	$9.6	$1.5	$0.4

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$4.0	$1.2	$2.8	$—	$—

(1)	The above table does not include an aggregate of $9.5 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

 In connection with our spin-off of Genie Energy Ltd., or Genie, in October 2011, we and Genie entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Genie after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, we indemnify Genie and Genie indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, we indemnify Genie from all liability for taxes of ours with respect to any taxable period, and Genie indemnifies us from all liability for taxes of Genie and its subsidiaries with respect to any taxable period, including, without limitation, the ongoing tax audits related to Genie’s business.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October  31, 2013, we had aggregate performance bonds of $9.5 million outstanding.

Item  3.       Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 31% and 25% of our consolidated revenues from continuing operations for the three months ended October 31, 2013 and 2012, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S.  Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of October 31, 2013, the carrying value of our marketable securities and investments in hedge funds was $11.0 million and $9.0 million, respectively. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item  4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2013.

Changes in Internal Control over Financial Reporting.  There were no changes in our internal control over financial reporting during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item  1.       Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 9 to the Consolidated Financial Statements included in Item  1 to Part I of this Quarterly Report on Form  10-Q.

Item  1A.    Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2013.

Item  2.       Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2014:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1–31, 2013	—	$—	—	5,064,792
September 1–30, 2013	—	$—	—	5,064,792
October 1–31, 2013 (2)	5,174	$20.175	—	5,064,792
Total	5,174	$20.175	—

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

(2)
Consists of 5,174 shares of Class B common stock that were tendered by an employee of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT Corporation

December 10, 2013	By:	/s/ Howard S. Jonas
Howard S. Jonas Chairman of the Board and Chief Executive Officer

December 10, 2013	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)