Form 10-Q
period 2014-04-30
IDT CORP
filed 2014-06-09
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes ☐ No ☒

As of June 4, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,645,343 shares outstanding (excluding 2,930,771 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.               Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2014	July 31, 2013
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$147,027	$151,600
Restricted cash and cash equivalents—short-term	53,298	34,988
Marketable securities	12,362	9,684
Trade accounts receivable, net of allowance for doubtful accounts of $13,759 at April 30, 2014 and $13,079 at July 31, 2013	66,075	65,078
Prepaid expenses	19,823	19,175
Deferred income tax assets, net—current portion	973	1,689
Other current assets	11,377	12,730
Total current assets	310,935	294,944
Property, plant and equipment, net	81,203	80,742
Goodwill	14,910	14,807
Other intangibles, net	1,885	1,390
Investments	10,162	9,605
Restricted cash and cash equivalents—long-term	2,763	2,767
Deferred income tax assets, net—long-term portion	14,116	20,000
Other assets	14,981	11,152
Total assets	$450,955	$435,407
Liabilities and equity
Current liabilities:
Revolving credit loan payable	$13,000	$21,062
Trade accounts payable	37,398	39,323
Accrued expenses	137,163	145,432
Deferred revenue	99,245	91,227
Customer deposits	48,487	28,663
Income taxes payable	719	761
Dividends payable	—	1,837
Notes payable—current portion	546	535
Other current liabilities	3,987	4,829
Total current liabilities	340,545	333,669
Notes payable—long-term portion	6,422	6,624
Other liabilities	6,669	5,978
Total liabilities	353,636	346,271
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2014 and July 31, 2013	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,576 and 24,275 shares issued and 21,645 and 21,397 shares outstanding at April 30, 2014 and July 31, 2013, respectively	246	243
Additional paid-in capital	392,416	388,533
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,931 and 2,878 shares of Class B common stock at April 30, 2014 and July 31, 2013, respectively	(99,791)	(98,836)
Accumulated other comprehensive income	4,054	2,341
Accumulated deficit	(200,487)	(203,711)
Total IDT Corporation stockholders’ equity	96,471	88,603
Noncontrolling interests	848	533
Total equity	97,319	89,136
Total liabilities and equity	$450,955	$435,407

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$403,761	$396,935	$1,230,855	$1,208,509
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	332,376	331,163	1,017,954	1,010,900
Selling, general and administrative (i)	55,548	53,997	170,588	162,945
Depreciation and amortization	4,153	3,972	12,108	10,972
Research and development	2,514	1,717	7,387	4,918
Total costs and expenses	394,591	390,849	1,208,037	1,189,735
Other operating gains, net	—	9,601	1,209	9,251
Income from operations	9,170	15,687	24,027	28,025
Interest expense, net	(135)	(446)	(55)	(798)
Other income (expense), net	159	2,433	(3,455)	5,133
Income from continuing operations before income taxes	9,194	17,674	20,517	32,360
Provision for income taxes	(3,595)	(7,592)	(7,895)	(12,751)
Income from continuing operations	5,599	10,082	12,622	19,609
Loss from discontinued operations, net of tax	—	(958)	—	(2,822)
Net income	5,599	9,124	12,622	16,787
Net income attributable to noncontrolling interests	(582)	(433)	(1,548)	(1,529)
Net income attributable to IDT Corporation	$5,017	$8,691	$11,074	$15,258
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$5,017	$9,623	$11,074	$17,974
Loss from discontinued operations	—	(932)	—	(2,716)
Net income	$5,017	$8,691	$11,074	$15,258
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$0.22	$0.46	$0.51	$0.86
Loss from discontinued operations	—	(0.04)	—	(0.13)
Net income	$0.22	$0.42	$0.51	$0.73
Weighted-average number of shares used in calculation of basic earnings per share	22,680	20,905	21,763	20,847
Diluted:
Income from continuing operations	$0.22	$0.43	$0.48	$0.81
Loss from discontinued operations	—	(0.04)	—	(0.12)
Net income	$0.22	$0.39	$0.48	$0.69
Weighted-average number of shares used in calculation of diluted earnings per share	23,023	22,360	22,893	22,178
Dividends declared per common share	$0.17	$—	$0.34	$0.75
(i) Stock-based compensation included in selling, general and administrative expenses	$793	$1,523	$4,920	$4,340

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$5,599	$9,124	$12,622	$16,787
Other comprehensive income (loss):
Foreign currency translation adjustments	531	(1,892)	1,713	1,381
Comprehensive income	6,130	7,232	14,335	18,168
Comprehensive income attributable to noncontrolling interests	(582)	(433)	(1,548)	(1,482)
Comprehensive income attributable to IDT Corporation	$5,548	$6,799	$12,787	$16,686

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2014	2013
	(in thousands)
Operating activities
Net income	$12,622	$16,787
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	—	2,822
Depreciation and amortization	12,108	10,972
Deferred income taxes	6,609	11,788
Provision for doubtful accounts receivable	1,367	2,517
Gain on proceeds from insurance	(571)	—
Interest in the equity of investments	(1,433)	(1,541)
Stock-based compensation	4,920	4,340
Change in assets and liabilities:
Restricted cash and cash equivalents	(14,278)	(16,723)
Trade accounts receivable	1,292	16,907
Prepaid expenses, other current assets and other assets	(1,658)	5,414
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(14,438)	(26,147)
Customer deposits	16,103	12,977
Income taxes payable	(42)	320
Deferred revenue	7,035	4,662
Net cash provided by operating activities	29,636	45,095
Investing activities
Capital expenditures	(12,431)	(10,928)
Deposit on purchase of leasehold interest in building	—	(950)
Collection of notes receivable	—	750
Cash used for investments and acquisitions	(425)	(1,219)
Proceeds from sale and redemption of investments	1,038	107
Proceeds from insurance	571	—
Purchases of marketable securities	(15,690)	(4,453)
Proceeds from maturities and sales of marketable securities	12,957	300
Net cash used in investing activities	(13,980)	(16,393)
Financing activities
Dividends paid	(9,687)	(17,124)
Distributions to noncontrolling interests	(1,287)	(1,545)
Purchases of stock of subsidiary	(1,133)	(1,804)
Proceeds from exercise of stock options	609	—
Proceeds from revolving credit loan payable	43,000	—
Repayments of revolving credit loan payable and other borrowings	(51,252)	(180)
Proceeds from sale of stock of subsidiary	—	145
Repurchases of Class B common stock	(955)	(1,078)
Net cash used in financing activities	(20,705)	(21,586)
Discontinued operations
Net cash used in operating activities	—	(1,270)
Effect of exchange rate changes on cash and cash equivalents	476	1,423
Net (decrease) increase in cash and cash equivalents	(4,573)	7,269
Cash and cash equivalents (including discontinued operations) at beginning of period	151,600	158,206
Cash and cash equivalents (including discontinued operations) at end of period	147,027	165,475
Less cash and cash equivalents of discontinued operations at end of period	—	(3,252)
Cash and cash equivalents (excluding discontinued operations) at end of period	$147,027	$162,223
Supplemental schedule of non-cash investing and financing activities
Adjustment to liabilities in connection with the Straight Path Spin-Off	$1,624	$—
Escrow account overages included in other current assets used to reduce notes payable	$—	$1,340

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014. The balance sheet at July 31, 2013 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2013, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2014 refers to the fiscal year ending July 31, 2014).

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.2 million in each of the three months ended April 30, 2014 and 2013, and $0.5 million and $0.7 million in the nine months ended April 30, 2014 and 2013, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

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

The Company believes that the Straight Path Spin-Off was tax-free for the Company and the Company’s stockholders for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986 (the “Code”). The Company received an opinion from Pryor Cashman LLP on the requirements for a tax-free distribution. Specifically, the opinion concluded that the distribution (i) should satisfy the business purpose requirement of the Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Code.

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

Nine Months Ended April 30, 2014
(in thousands)
Balance, beginning of period	$931
Additional liability	1,700
Payments	(842)
Balance, end of period	$1,789

The Company’s selling, general and administrative expenses were reduced by $0.2 million and nil in the three months ended April 30, 2014 and 2013, respectively, and $0.7 million and nil in the nine months ended April 30, 2014 and 2013, respectively, as a result of the fees the Company charged to Straight Path for services provided pursuant to the Transition Services Agreement. At April 30, 2014 and July 31, 2013, other current assets reported in the Company’s consolidated balance sheet included receivables from Straight Path of $0.2 million and nil, respectively.

Revenues, loss before income taxes and net loss of Straight Path, which is included in discontinued operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Revenues	$—	$285	$—	$982

Loss before income taxes	$—	$(958)	$—	$(2,810)

Net loss	$—	$(958)	$—	$(2,822)

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2014:
Certificates of deposit*	$8,400	$—	$—	$8,400
Municipal bonds	3,962	—	—	3,962
Total	$12,362	$—	$—	$12,362

July 31, 2013:
Certificates of deposit*	$8,786	$—	$—	$8,786
Municipal bonds	898	—	—	898
Total	$9,684	$—	$—	$9,684

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $2.9 million and $13.0 million in the three and nine months ended April 30, 2014, respectively, and $3.3 million and $3.3 million in the three and nine months ended April 30, 2013, respectively. There were no realized gains or losses from sales of available-for-sale securities in the three and nine months ended April 30, 2014 and 2013. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale securities at April 30, 2014 were as follows:

Fair Value
(in thousands)
Within one year	$12,114
After one year through five years	248
After five years through ten years	—
After ten years	—
Total	$12,362

Note 4—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2014:
Available-for-sale securities	$—	$12,362	$—	$12,362
July 31, 2013:
Available-for-sale securities	$—	$9,684	$—	$9,684

(1) – quoted prices in active markets for identical assets or liabilities
(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities
(3) – no observable pricing inputs in the market

At April 30, 2014 and July 31, 2013, the Company did not have any liabilities measured at fair value on a recurring basis.

At April 30, 2014 and July 31, 2013, the Company had $9.7 million and $8.3 million, respectively, in investments in hedge funds, of which $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $9.6 million and $8.2 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, dividends payable, notes payable—current portion and other current liabilities. At April 30, 2014 and July 31, 2013, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, dividends payable, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At April 30, 2014 and July 31, 2013, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Notes payable—long-term portion and other liabilities.  At April 30, 2014 and July 31, 2013, the carrying amount of these liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at April 30, 2014 and July 31, 2013 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $0.7 million and $1.5 million at April 30, 2014 and July 31, 2013, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2014
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2013	$88,603	$533	$89,136
Dividends declared ($0.34 per share)	(7,850)	—	(7,850)
Restricted Class B common stock purchased from employees	(955)	—	(955)
Exercise of stock options	606	3	609
Stock issued for matching contributions to the 401(k) Plan	1,168	—	1,168
Purchases of stock of subsidiary	(1,154)	21	(1,133)
Adjustment to liabilities in connection with the Straight Path Spin-Off	(1,624)	—	(1,624)
Distributions to noncontrolling interests	—	(1,287)	(1,287)
Stock-based compensation	4,890	30	4,920
Comprehensive income:
Net income	11,074	1,548	12,622
Foreign currency translation adjustments	1,713	—	1,713
Comprehensive income	12,787	1,548	14,335
Balance, April 30, 2014	$96,471	$848	$97,319

Dividend Payments

In July 2013, the Company’s Board of Directors declared a special dividend of $0.08 per share to holders of the Company’s Class A common stock and Class B common stock. At July 31, 2013, dividends payable were $1.8 million. The special dividend was paid on September 10, 2013 to stockholders of record as of the close of business on August 30, 2013.

On January 7, 2014 and March 28, 2014, the Company paid cash dividends of $0.17 per share for the first and second quarters of fiscal 2014, respectively, to stockholders of record of the Company’s Class A common stock and Class B common stock at the close of business on December 16, 2013 and March 21, 2014, respectively. The aggregate dividends paid were $7.9 million.

In June 2014, the Company’s Board of Directors declared a dividend of $0.17 per share for the third quarter of fiscal 2014 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about June 27, 2014 to stockholders of record as of the close of business on June 20, 2014.

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

Adjustment to Liabilities in connection with the Straight Path Spin-Off

The Company’s Separation and Distribution Agreement with Straight Path includes, among other things, that the Company is obligated to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off (see Note 2). In the nine months ended April 30, 2014, the Company increased its estimated liability for this obligation by $1.7 million, of which $1.6 million was recorded as a reduction of additional paid-in capital.

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

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2014. In the nine months ended April 30, 2013, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. As of April 30, 2014, 5.1 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Basic weighted-average number of shares	22,680	20,905	21,763	20,847
Effect of dilutive securities:
Stock options	105	—	108	—
Non-vested restricted Class B common stock	238	1,455	1,022	1,331
Diluted weighted-average number of shares	23,023	22,360	22,893	22,178

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	98	703	61	703

Note 7—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2015. At April 30, 2014 and July 31, 2013, there was $13.0 million and $21.1 million, respectively, outstanding under the facility. The principal outstanding at April 30, 2014 and July 31, 2013 incurred interest at a rate of 1.65% and 1.69%, respectively, per annum.  On August 30, 2013, IDT Telecom repaid the entire $21.1 million loan payable. In October 2013, IDT Telecom borrowed an aggregate of $15.0 million, which was repaid on November 12, 2013. In January 2014, IDT Telecom borrowed an aggregate of $15.0 million, which was repaid on February 14, 2014. In April 2014, IDT Telecom borrowed an aggregate of $13.0 million, which was repaid on May 28, 2014. The Company intends to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At April 30, 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $29.7 million.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	Zedge	All Other	Corporate	Total
Three Months Ended April 30, 2014
Revenues	$394,568	$2,625	$$1,630	$4,938	$—	$403,761
Income (loss) from operations	12,378	517	(76)	(367)	(3,282)	9,170

Three Months Ended April 30, 2013
Revenues	$389,048	$3,427	$$1,413	$3,047	$—	$396,935
Income (loss) from operations	19,593	341	68	(941)	(3,374)	15,687

Nine Months Ended April 30, 2014
Revenues	$1,205,490	$8,491	$$4,795	$12,079	$—	$1,230,855
Income (loss) from operations	36,676	1,358	238	(2,480)	(11,765)	24,027

Nine Months Ended April 30, 2013
Revenues	$1,184,079	$11,156	$$4,193	$9,081	$—	$1,208,509
Income (loss) from operations	38,542	1,377	185	(1,498)	(10,581)	28,025

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

In connection with the Aerotel, Ltd. (“Aerotel”) arbitration that was held in June 2012, on March 15, 2013, the arbitration panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. After briefing, on July 18, 2013, the Court confirmed the award, and as a result, in July 2013, the Company paid Aerotel $5.4 million, including interest. On August 14, 2013, Aerotel filed a Notice of Appeal with the Court of Appeals, 2nd Circuit. After briefing, oral argument was held on May 21, 2014 and on June 3, 2014, the Court of Appeals affirmed the decision of the District Court.

The Company’s subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. The Company had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company in connection with the infringement proceedings, which are based on applicable statutes (for which the Company has accrued $1.2 million at April 30, 2014), the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company. The Company paid the court fees in connection with the infringement proceedings, and in March 2014, paid Lycatel for its own fees and costs. Mox’s costs and fees in connection with the infringement proceedings have not been determined. Upon enforcement of the judgments in these cases, the Company was required to transfer security deposits to the Court. While the security deposit for the Lycatel case was subsequently released to the Company, at this time the relevant courts have declined to release the security deposit for the Mox case. The Company is examining its options with respect to the release of this deposit.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court which granted Tyco’s motion to dismiss the Company’s complaint. On April 30, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which the Company opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals. On July 30, 2013, Tyco filed its opening brief, the Company filed its response brief on September 16, 2013, and Tyco filed its reply on October 11, 2013. Oral argument was held on April 29, 2014. On June 5, 2014, the Court issued its decision, and reversed the order of the Appellate Division, and ordered that the order of the Supreme Court should be reinstated. The Company is evaluating its options going forward.

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

Note 10—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $1.0 million as of April 30, 2014.

Letters of Credit

As of April 30, 2014, the Company had letters of credit outstanding totaling $3.8 million primarily for collateral to secure mortgage repayments and for IDT Telecom’s business. The letters of credit outstanding as of April 30, 2014 expire as follows: $1.0 million in the twelve month period ending April 30, 2015 and $2.8 million in August 2015.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2014, the Company had aggregate performance bonds of $9.9 million outstanding.

Customer Deposits

As of April 30, 2014 and July 31, 2013, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $48.5 million and $28.7 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

IDT Payment Services and IDT Financial Services set aside certain cash balances in accordance with banking regulations, credit card issuer requirements or license compliance. The balances are not legally restricted, however the Company treats these balances as substantially restricted and unavailable for other purposes. At April 30, 2014 and July 31, 2013, “Cash and cash equivalents” in the Company’s consolidated balance sheet included an aggregate of $9.6 million and $7.8 million, respectively, set aside by IDT Payment Services and IDT Financial Services that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	April 30, 2014	July 31, 2013
	(in thousands)
Restricted cash and cash equivalents-short-term
Letters of credit related	$734	$3,189
IDT Financial Services customer deposits	50,452	31,076
Other	2,112	723
Total short-term	53,298	34,988
Restricted cash and cash equivalents-long-term
Letters of credit related	2,763	2,767
Total restricted cash and cash equivalents	$56,061	$37,755

Note 11—Other Operating Gains, Net

The following table summarizes the other operating gains, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Telecom Platform Services-gains related to legal matters, net	$—	$9,601	$650	$9,251
All Other-gain on insurance claim (a)	—	—	571	—
All Other-other	—	—	67	—
Corporate-loss related to settlement (b)	—	—	(79)	—
Total other operating gains, net	$—	$9,601	$1,209	$9,251

(a) In the nine months ended April 30, 2014, the Company received proceeds from insurance of $0.6 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. The Company recorded a gain of $0.6 million from this insurance claim.

(b) In the nine months ended April 30, 2014, the Company incurred a loss of $0.1 million in connection with the June 2013 settlement of outstanding claims and disputes with the former Chief Executive Officer of Straight Path Spectrum, Inc. and his related parties.

Note 12—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2014	2013	2014	2013
	(in thousands)
Foreign currency transaction (losses) gains	$(478)	$1,521	$(4,840)	$3,566
Gain on investments	581	960	1,434	1,565
Other	56	(48)	(49)	2
Total other income (expense), net	$159	$2,433	$(3,455)	$5,133

Note 13—520 Broad Street Building

At April 30, 2014, the carrying value of the land, building and improvements that the Company owns at 520 Broad Street, Newark, New Jersey, after the impairment charge that was recorded in fiscal 2013, was $37.3 million. The Company is considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

Note 14—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on August 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

In April 2014, an accounting standard update was issued that changes the criteria for reporting discontinued operations and enhances convergence of U.S. GAAP and IFRS reporting requirements for discontinued operations. The amendments in the update raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of this standard update will be applied prospectively to (a) all disposals (or classifications as held for sale) of components of the Company, and (b) all businesses that, on acquisition, are classified as held for sale, that occur within a fiscal year beginning on or after August 1, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The Company does not expect the adoption of this standard update to impact its financial position, results of operations or cash flows.

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

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.6% and 98.0% of our total revenues from continuing operations in the nine months ended April 30, 2014 and 2013, respectively.

Telecom Platform Services, which represented 99.3% and 99.1% of IDT Telecom’s total revenues in the nine months ended April 30, 2014 and 2013, respectively, markets and distributes multiple communications and payment services across four broad business categories, including:

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

Over the past few years, we have experienced a continued shift in demand industry-wide, away from traditional calling cards and into wireless products and Internet protocol (or IP)-based products, which, among other things, has, and continues to contribute to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our traditional disposable prepaid calling card products as customers migrate from using cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our prepaid calling products’ sales and margins.

To combat this trend, we have introduced in recent years new sources of revenue, such as Boss Revolution PIN-less and international airtime top-up that have now largely replaced revenues from our traditional disposable calling cards. Boss Revolution PIN-less allows our customers to call overseas without the need to enter a personal identification number. International airtime top-up, which enables customers to purchase airtime for a prepaid mobile telephone in another country, appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. The addition of Boss Revolution PIN-less and international airtime top-up represent successful efforts to leverage our existing capabilities and distribution. Although Boss Revolution PIN-less and international airtime top-up generally have lower gross margins than our traditional disposable calling cards, we believe that customers tend to continue using these products over a longer period of time thereby allowing us to generate higher revenues and longer lifetime value per user. The Boss Revolution payment platform provides us with a direct, real-time relationship with all of our participating retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment. There can be no assurance that we will continue to grow our Boss Revolution PIN-less and international airtime top-up sales, or that we will be able to continue to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues or possible future declines in Boss Revolution PIN-less or other sources of revenue.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our Wholesale Termination Services business, we have historically had to pass along all or most of our per-minute cost savings to our customers in the form of lower prices.

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

We believe that the Straight Path Spin-Off was tax-free for us and our stockholders for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986. We received an opinion from Pryor Cashman LLP on the requirements for a tax-free distribution. Specifically, the opinion concluded that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

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

Revenues, loss before income taxes and net loss of Straight Path, which is included in discontinued operations, were as follows:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
	(in millions)
Revenues	$—	$0.3	$—	$1.0

Loss before income taxes	$—	$(1.0)	$—	$(2.8)

Net loss	$—	$(1.0)	$—	$(2.8)

520 Broad Street Building

At April 30, 2014, the carrying value of the land, building and improvements that we own at 520 Broad Street, Newark, New Jersey, after the impairment charge that was recorded in fiscal 2013, was $37.3 million. We are considering a range of options as to the future use or disposition of 520 Broad Street, some of which could result in an additional loss from a further reduction in the carrying value of the land, building and improvements and such loss could be material.

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

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

In April 2014, an accounting standard update was issued that changes the criteria for reporting discontinued operations and enhances convergence of U.S. GAAP and IFRS reporting requirements for discontinued operations. The amendments in the update raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The adoption of this standard update will be applied prospectively to (a) all disposals (or classifications as held for sale) of components of ours, and (b) all businesses that, on acquisition, are classified as held for sale, that occur within a fiscal year beginning on or after August 1, 2015. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We do not expect the adoption of this standard update to impact our financial position, results of operations or cash flows.

Results of Operations

Three and Nine Months Ended April 30, 2014 Compared to Three and Nine Months Ended April 30, 2013

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenues
Telecom Platform Services	$394.6	$389.0	$5.6	1.4%	$1,205.5	$1,184.1	$21.4	1.8%
Consumer Phone Services	2.6	3.4	(0.8)	(23.4)	8.5	11.2	(2.7)	(23.9)
Total revenues	$397.2	$392.4	$4.8	1.2%	$1,214.0	$1,195.3	$18.7	1.6%

Revenues. IDT Telecom revenues increased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 due to increases in Telecom Platform Services revenues, which more than offset declines in Consumer Phone Services revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 99.1% in the nine months ended April 30, 2013 to 99.3% in the nine months ended April 30, 2014, and Consumer Phone Services revenues decreased from 0.9% in the nine months ended April 30, 2013 to 0.7% in the nine months ended April 30, 2014.

Telecom Platform Services revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2014 and 2013 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$/#	%	2014	2013	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$172.5	$165.4	$7.1	4.3%	$514.8	$480.2	$34.6	7.2%
Wholesale Termination Services	160.6	159.3	1.3	0.8	507.0	523.1	(16.1)	(3.1)
Payment Services	50.2	51.3	(1.1)	(2.1)	149.0	141.7	7.3	5.2
Hosted Platform Solutions	11.3	13.0	(1.7)	(12.8)	34.7	39.1	(4.4)	(11.2)
Total Telecom Platform Services revenues	$394.6	$389.0	$5.6	1.4%	$1,205.5	$1,184.1	$21.4	1.8%
Minutes of use
Retail Communications	2,367	2,334	33	1.4%	7,125	6,990	135	1.9%
Wholesale Termination Services	5,032	5,293	(261)	(4.9)	14,516	17,711	(3,195)	(18.0)
Hosted Platform Solutions	195	217	(22)	(10.2)	601	679	(78)	(11.5)
Total minutes of use	7,594	7,844	(250)	(3.2)%	22,242	25,380	(3,138)	(12.4)%
Average revenue per minute
Retail Communications	$0.0729	$0.0709	$0.0020	2.8%	$0.0723	$0.0687	$0.0036	5.2%
Wholesale Termination Services	0.0319	0.0301	0.0018	6.1	0.0349	0.0295	0.0054	18.3

Retail Communications minutes of use increased 1.4% and 1.9% in the three and nine months ended April 30, 2014, respectively, compared to the similar periods in fiscal 2013, which was driven by the volume growth in the U.S., which more than offset the decrease in minutes of use in Europe and Asia. Revenue grew 4.3% and 7.2% in the three and nine months ended April 30, 2014, respectively, compared to the similar periods in fiscal 2013. The growth was led by penetration and acceptance of Boss Revolution within our U.S. retail distribution network as both the number of active Boss Revolution retailers and customers increased, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. Retail Communications revenue comprised 42.7% and 40.5% of Telecom Platform Services’ revenue in the nine months ended April 30, 2014 and 2013, respectively.

Wholesale Termination Services minutes of use decreased 4.9% and 18.0% in the three and nine months ended April 30, 2014, respectively, compared to the similar periods in fiscal 2013, which included a significant decrease from our web-based prepaid termination service. Revenue increased 0.8% in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 at the same time that minutes of use decreased reflects partially the impact of industry-wide market price increases in termination rates into certain South Asian nations, which were imposed towards the end of the third quarter of fiscal 2013, and resulted in a decline in minute traffic to those countries. In addition, the revenue growth resulted from increased sales of higher revenue-per-minute traffic in Latin America, as we took advantage of certain pricing shift opportunities resulting from disparities in local currency exchange rates. Wholesale Termination Services revenue decreased 3.1% in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 as the result of a change in the destination mix. Wholesale Termination Services revenue comprised 42.1% and 44.2% of Telecom Platform Services’ revenue in the nine months ended April 30, 2014 and 2013, respectively.

Payment Services revenue decreased 2.1% in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 due to a decline in international and domestic airtime top-up revenue primarily resulting from increased competition among resellers. Payment Services revenue grew 5.2% in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013, driven by growth in sales of our international airtime top-up in the first half of fiscal 2014. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution payment platform. In the third quarter of fiscal 2013, we launched our domestic bill payment services in partnership with a licensed domestic bill pay provider. In addition, in the first quarter of fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution payment platform after obtaining the requisite licenses. Payment Services revenue comprised 12.4% and 12.0% of Telecom Platform Services’ revenue in the nine months ended April 30, 2014 and 2013, respectively.

Hosted Platform Solutions revenue declined 12.8% and 11.2% in the three and nine months ended April 30, 2014, respectively, compared to the similar periods in fiscal 2013. The decline was due to decreases in revenues from managed services and from call shops outside the U.S. Call shop revenues decreased due to price competition and migration to alternative wireless and IP-based services. The decline in Hosted Platform Solutions revenue in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was also due to a decrease in revenue from our cable telephony business which is in harvest mode. Hosted Platform Solutions revenue comprised 2.8% and 3.3% of Telecom Platform Services’ revenue in the nine months ended April 30, 2014 and 2013, respectively. Hosted Platform Solutions minutes of use decreased 10.2% and 11.5% in the three and nine months ended April 30, 2014, respectively, compared to the similar periods in fiscal 2013, primarily as a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services revenues declined 23.4% and 23.9% in the three and nine months ended April 30, 2014, respectively, compared to the similar periods in fiscal 2013 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 6,600 as of April 30, 2014 compared to 8,400 as of April 30, 2013. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 30,300 as of April 30, 2014 compared to 38,000 as of April 30, 2013. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$330.4	$329.2	$1.2	0.4%	$1,011.7	$1,004.5	$7.2	0.7%
Consumer Phone Services	1.1	1.5	(0.4)	(26.5)	3.8	4.9	(1.1)	(23.0)
Total direct cost of revenues	$331.5	$330.7	$0.8	0.2%	$1,015.5	$1,009.4	$6.1	0.6%

	Three months ended April 30,			Nine months ended April 30,
	2014	2013	Change	2014	2013	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	83.7%	84.6%	(0.9)%	83.9%	84.8%	(0.9)%
Consumer Phone Services	42.6	44.4	(1.8)	44.6	44.0	0.6
Total	83.5%	84.3%	(0.8)%	83.7%	84.5%	(0.8)%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 mainly due to the similar trends in Telecom Platform Services’ revenues. Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 90 basis points in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 as a result of the increase in Wholesale Termination Services average revenue per minute, as well as the positive effect of the overall revenue mix, as the relatively higher-margin Retail Communications business comprised a larger share of  Telecom Platform Services total revenue compared to Wholesale Termination Services.

Direct cost of revenues in our Consumer Phone Services segment decreased the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 primarily as a result of the declining customer base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$48.3	$46.6	$1.7	3.7%	$147.6	$141.3	$6.3	4.5%
Consumer Phone Services	1.0	1.6	(0.6)	(36.7)	3.3	4.9	(1.6)	(31.1)
Total selling, general and administrative expenses	$49.3	$48.2	$1.1	2.4%	$150.9	$146.2	$4.7	3.3%

Selling, General and Administrative. An increase in employee compensation expense was a significant portion of the increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013. The increase in employee compensation was the result of annual payroll increases, as well as expansion of our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to an increase in marketing and advertising costs, which is one of our variable costs that closely track revenue performance. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was partially offset by decreases in bad debt expense and external legal fees. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses increased to 12.2% from 12.0% in the three months ended April 30, 2014 and 2013, respectively, and increased to 12.2% from 11.9% in the nine months ended April 30, 2014 and 2013, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.5	$3.3	$0.2	6.9%	$10.2	$9.1	$1.1	12.3%
Consumer Phone Services	—	—	—	—	—	—	—	(78.8)
Total depreciation and amortization	$3.5	$3.3	$0.2	6.9%	$10.2	$9.1	$1.1	12.3%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software. The increase in depreciation and amortization expense in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was also the result of a $0.7 million reduction in depreciation expense in the nine months ended April 30, 2013 due to an adjustment in our estimate of capital expenditures subject to sales and use tax as a result of an audit.

Other Operating Gains, net. The Telecom Platform Services segment’s income from operations in the three months ended April 30, 2013 included gains of $9.6 million related to legal matters. The Telecom Platform Services segment’s income from operations in the nine months ended April 30, 2014 and 2013 included net gains of $0.7 million and $9.3 million, respectively, related to legal matters.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Income from operations
Telecom Platform Services	$12.4	$19.6	$(7.2)	(36.8)%	$36.7	$38.5	$(1.8)	(4.8)%
Consumer Phone Services	0.5	0.3	0.2	51.2	1.4	1.4	—	(1.4)
Total income from operations	$12.9	$19.9	$(7.0)	(35.3)%	$38.1	$39.9	$(1.8)	(4.7)%

Zedge

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenues	$1.6	$1.4	$0.2	15.4%	$4.8	$4.2	$0.6	14.4%
Direct cost of revenues	0.2	0.2	—	31.6	0.7	0.7	—	5.6
Selling, general and administrative	1.2	0.9	0.3	28.3	3.2	2.7	0.5	13.6
Depreciation	0.3	0.2	0.1	15.9	0.7	0.6	0.1	23.3
(Loss) income from operations	$(0.1)	$0.1	$(0.2)	(212.8)%	$0.2	$0.2	$—	28.2%

Revenues.  Zedge’s revenues are entirely derived from selling its advertising inventory across its Android and iOS apps and websites. Zedge launched its Android app in fiscal 2010 and its iOS app in fiscal 2013. Zedge’s revenues increased in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 as a result of higher app usage and higher value ad units on its Android app as well as the introduction of advertising on its iOS app. The growth in Total Installs and Active Installs for the Zedge Android and iOS apps is presented in the table below. “Total Installs” is the number of times the app has been downloaded. “Active Installs” is the number of unique active devices on which the application is currently installed and excludes any devices where the application was uninstalled or any devices that are no longer active. This increase in users was a primary driver of advertising revenue growth.

	April 30,		Change
	2014	2013	#
	(in millions)
Total Installs (Android and iOS)	101	63	38
Active Installs (Android and iOS)	44	29	15

Direct Cost of Revenues. Direct cost of revenues was substantially unchanged in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 primarily as a result of favorable renegotiated hosting and ad serving contracts. Direct cost of revenues as a percentage of revenues was 15.3% and 13.4% in the three months ended April 30, 2014 and 2013, respectively, and 14.6% and 15.8% in the nine months ended April 30, 2014 and 2013, respectively.

Selling, General and Administrative. The increases in selling, general and administrative expenses in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 were primarily due to increases in developer headcount which increased employee payroll, consulting expense related to business development, non-routine audit fees, and employee recruiting expense, partially offset by a decrease in bonus expense. Zedge’s selling expense included in selling, general and administrative expenses continue to be relatively minor compared to its revenue.

Depreciation. The increase in depreciation expense in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 was due to an increase in depreciation of capitalized payroll costs of employees working on internal use software related to the iOS app and the Android app.

All Other

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenues	$4.9	$3.1	$1.8	62.1%	$12.1	$9.1	$3.0	33.0%
Direct cost of revenues	(0.7)	(0.3)	(0.4)	(130.0)	(1.8)	(0.9)	(0.9)	(101.6)
Selling, general and administrative	(1.7)	(1.5)	(0.2)	(13.7)	(4.8)	(3.5)	(1.3)	(37.8)
Depreciation	(0.4)	(0.5)	0.1	13.1	(1.2)	(1.3)	0.1	5.6
Research and development	(2.5)	(1.7)	(0.8)	(46.4)	(7.4)	(4.9)	(2.5)	(50.2)
Other operating gains	—	—	—	—	0.6	—	0.6	nm
Loss from operations	$(0.4)	$(0.9)	$0.5	61.0%	$(2.5)	$(1.5)	$(1.0)	(65.5)%

nm—not meaningful

Other Operating Gains. In the nine months ended April 30, 2014, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

Currently, we report aggregate results for all of our operating businesses that are not part of IDT Telecom or Zedge in All Other. Following is the results of operations of Fabrix, which is included in All Other:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Fabrix	2014	2013	$	%	2014	2013	$	%
	(in millions)
Revenues	$4.5	$2.6	$1.9	70.3%	$10.7	$7.9	$2.8	36.0%
Direct cost of revenues	0.7	0.3	0.4	130.0	1.7	0.9	0.8	101.6
Selling, general and administrative	0.9	0.9	—	1.2	2.8	2.0	0.8	34.7
Depreciation	0.1	0.1	—	(18.9)	0.3	0.3	—	15.6
Research and development	2.5	1.7	0.8	46.4	7.4	4.9	2.5	50.2
Income (loss) from operations	$0.3	$(0.4)	$0.7	176.6%	$(1.5)	$(0.2)	$(1.3)	(640.7)%

Revenues. Fabrix is our majority-owned venture that develops and licenses a proprietary video software platform optimized for cost effective cloud-based video storage, high throughput streaming and intelligent content distribution. This software is marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. Finally, in the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator. In the three months ended April 30, 2014 and 2013, Fabrix received cash from these sales of $5.4 million and $1.1 million, respectively, and in the nine months ended April 30, 2014 and 2013, Fabrix received cash from these sales of $9.2 million and $13.9 million, respectively. Fabrix generally recognizes revenue for its software licenses and support from the date on which delivered orders were accepted by the customer over the term of the related software support agreements.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
General and administrative expenses	$3.3	$3.4	$(0.1)	(2.2)%	$11.7	$10.5	$1.2	11.0%
Depreciation and amortization	—	—	—	(82.5)	—	0.1	(0.1)	(62.0)
Other operating loss	—	—	—	—	0.1	—	0.1	nm
Loss from operations	$3.3	$3.4	$(0.1)	(2.7)%	$11.8	$10.6	$1.2	11.2%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 was due to a decrease in stock-based compensation, partially offset by an increase in charitable contributions accrual. The increase in Corporate general and administrative expenses in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to increases in charitable contributions accrual and legal fees. In the three months ended April 30, 2014 and 2013, we accrued $0.4 million and a nominal amount, respectively, for contributions to the IDT Charitable Foundation, and in the nine months ended April 30, 2014 and 2013, we accrued $1.5 million and $0.9 million, respectively, for contributions to the IDT Charitable Foundation. Corporate general and administrative expenses in the three and nine months ended April 30, 2014 and 2013 are net of amounts billed pursuant to a Transition Services Agreement to our former subsidiary Genie Energy Ltd., or Genie, which we spun-off in October 2011, and Corporate general and administrative expenses in the three and nine months ended April 30, 2014 are net of the fees charged to Straight Path pursuant to its Transition Services Agreement. The fees charged to Genie, net of amounts charged by Genie to us, were $0.6 million and $0.9 million in the three months ended April 30, 2014 and 2013, respectively, and $2.3 million and $2.8 million in the nine months ended April 30, 2014 and 2013, respectively. The fees charged to Straight Path were $0.2 and nil in the three months ended April 30, 2014 and 2013, respectively, and $0.8 million and nil in the nine months ended April 30, 2014 and 2013, respectively. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses was 0.8% in the three months ended April 30, 2014 and 2013, and 0.9% in the nine months ended April 30, 2014 and 2013.

Other Operating Loss. In the nine months ended April 30, 2014, we incurred a loss of $0.1 million in connection with the June 2013 settlement of outstanding claims and disputes with the former Chief Executive Officer of Straight Path Spectrum, Inc. and his related parties.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.8 million and $1.5 million in the three months ended April 30, 2014 and 2013, respectively, and $4.9 million and $4.3 million in the nine months ended April 30, 2014 and 2013, respectively. At April 30, 2014, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $3.1 million is expected to be recognized in the twelve month period ending April 30, 2015, $1.5 million is expected to be recognized in the twelve month period ending April 30, 2016, and the remaining $0.3 million is expected to be recognized in the twelve month period ending April 30, 2017.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2014	2013	$	%	2014	2013	$	%
	(in millions)
Income from operations	$9.2	$15.7	$(6.5)	(41.5)%	$24.0	$28.0	$(4.0)	(14.3)%
Interest expense, net	(0.1)	(0.4)	0.3	69.7	—	(0.8)	0.8	93.1
Other income (expense), net	0.1	2.4	(2.3)	(93.5)	(3.5)	5.1	(8.6)	(167.3)
Provision for income taxes	(3.6)	(7.6)	4.0	52.6	(7.9)	(12.7)	4.8	38.1
Income from continuing operations	5.6	10.1	(4.5)	(44.5)	12.6	19.6	(7.0)	(35.6)
Discontinued operations, net of tax	—	(1.0)	1.0	100.0	—	(2.8)	2.8	100.0
Net income	5.6	9.1	(3.5)	(38.6)	12.6	16.8	(4.2)	(24.8)
Net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.2)	(34.4)	(1.5)	(1.5)	—	(1.2)
Net income attributable to IDT Corporation	$5.0	$8.7	$(3.7)	(42.3)%	$11.1	$15.3	$(4.2)	(27.4)%

Interest Expense, net. The decrease in interest expense, net in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 was due to a decrease in interest expense as well as an increase in interest income.

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2014	2013	2014	2013
	(in millions)
Foreign currency transaction (losses) gains	$(0.5)	$1.5	$(4.8)	$3.6
Gain on investments	0.6	0.9	1.4	1.5
Other	—	—	(0.1)	—
Total other income (expense), net	$0.1	$2.4	$(3.5)	$5.1

Income Taxes. The decline in income tax expense in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013 was primarily due to the decrease in income from continuing operations before income taxes in the three and nine months ended April 30, 2014 compared to the similar periods in fiscal 2013.

Discontinued Operations, net of tax. The loss from discontinued operations, net of tax, in the three and nine months ended April 30, 2013 was due to Straight Path’s net loss of $1.0 million and $2.8 million, respectively.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to the change in the results of operations of Fabrix from net loss in the three months ended April 30, 2013 to net income in the three months ended April 30, 2014, as well an increase in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries. The change in the net income attributable to noncontrolling interests in the nine months ended April 30, 2014 compared to the similar period in fiscal 2013 was primarily due to an increase in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries as well as the Straight Path Spin-off, partially offset by a change in Fabrix’ results of operations from net income in the nine months ended April 30, 2013 to net loss in the nine months ended April 30, 2014.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of April 30, 2014 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2015.

As of April 30, 2014, we had cash, cash equivalents and marketable securities of $159.4 million and a deficit in working capital (current liabilities in excess of current assets) of $29.6 million. As of April 30, 2014, we also had $9.7 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $9.6 million was included in “Investments” in our consolidated balance sheet.

As of April 30, 2014, we had aggregate restricted cash and cash equivalents of $56.1 million, of which $53.3 million was included in “Restricted cash and cash equivalents-short term” and $2.8 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include, among other amounts, restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will continue to increase in the remainder of fiscal 2014.

IDT Payment Services and IDT Financial Services set aside certain cash balances in accordance with banking regulations, credit card issuer requirements or license compliance. The balances are not legally restricted, however we treat these balances as substantially restricted and unavailable for other purposes. At April 30, 2014, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.6 million set aside by IDT Payment Services and IDT Financial Services that was unavailable for other purposes.

	Nine months ended April 30,
	2014	2013
	(in millions)
Cash flows provided by (used in):
Operating activities	$29.6	$45.1
Investing activities	(14.0)	(16.4)
Financing activities	(20.7)	(21.5)
Effect of exchange rate changes on cash and cash equivalents	0.5	1.4
(Decrease) increase in cash and cash equivalents from continuing operations	(4.6)	8.6
Discontinued operations	—	(1.3)
(Decrease) increase in cash and cash equivalents	$(4.6)	$7.3

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In the nine months ended April 30, 2014 and 2013, Fabrix received cash of $9.2 million and $13.9 million, respectively, from sales of software licenses and support services.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. In the nine months ended April 30, 2014, we paid $0.8 million in connection with this obligation. At April 30, 2014, our estimated liability for this obligation was $1.8 million.

Investing Activities

Our capital expenditures were $12.4 million and $10.9 million in the nine months ended April 30, 2014 and 2013, respectively. We currently anticipate that total capital expenditures for the twelve month period ending April 30, 2015 will be in the $16 million to $18 million range. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

In the nine months ended April 30, 2013, we made a deposit of $1.0 million for the purchase of a leasehold interest in an office building in New Jersey.

We used cash of $0.4 million for an acquisition and additional investments in the nine months ended April 30, 2014 and $1.2 million for additional investments in the nine months ended April 30, 2013. We acquired the assets of an over-the-top messaging provider in the nine months ended April 30, 2014, and we have begun integrating its messaging service into our wholesale and retail offerings.

We received $1.0 million and $0.1 million in the nine months ended April 30, 2014 and 2013, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $0.6 million in the nine months ended April 30, 2014 related to water damage in our building at 520 Broad Street, Newark, New Jersey that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in the nine months ended April 30, 2014.

Purchases of marketable securities were $15.7 million and $4.4 million in the nine months ended April 30, 2014 and 2013, respectively. Proceeds from maturities and sales of marketable securities were $13.0 million and $0.3 million in the nine months ended April 30, 2014 and 2013, respectively.

Financing Activities

In the nine months ended April 30, 2014, we paid cash dividends of $0.42 per share on our Class A common stock and Class B common stock, or $9.7 million in total. In the nine months ended April 30, 2013, we paid cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total. In June 2014, our Board of Directors declared a dividend of $0.17 per share for the third quarter of fiscal 2014 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about June 27, 2014 to stockholders of record as of the close of business on June 20, 2014.

We distributed cash of $1.3 million and $1.5 million in the nine months ended April 30, 2014 and 2013, respectively, to the holders of noncontrolling interests in subsidiaries.

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

We received proceeds from the exercise of stock options of $0.6 million in the nine months ended April 30, 2014. No stock options were exercised in the nine months ended April 30, 2013.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2015. At April 30, 2014 and July 31, 2013, there was $13.0 million and $21.1 million, respectively, outstanding under the facility. The principal outstanding at April 30, 2014 and July 31, 2013 incurred interest at a rate of 1.65% and 1.69%, respectively, per annum. On August 30, 2013, IDT Telecom repaid the entire $21.1 million loan payable. In October 2013, IDT Telecom borrowed an aggregate of $15.0 million, which was repaid on November 12, 2013. In January 2014, IDT Telecom borrowed an aggregate of $15.0 million, which was repaid on February 14, 2014. In April 2014, IDT Telecom borrowed an aggregate of $13.0 million, which was repaid on May 28, 2014. We intend to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At April 30, 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $29.7 million.

Repayments of other borrowings were $0.2 million and $0.2 million in the nine months ended April 30, 2014 and 2013, respectively.

On November 21, 2012, our subsidiary, Zedge, sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.17% from 11.1%. One of the limited partners in Shaman II, L.P. is a former employee of ours.

In the nine months ended April 30, 2014 and 2013, we paid $1.0 million and $0.3 million, respectively, to repurchase 31,182 and 30,998 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2014. In the nine months ended April 30, 2013, we repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. As of April 30, 2014, 5.1 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $79.8 million at April 30, 2014 from $78.2 million at July 31, 2013 primarily due to a $1.3 million increase in IDT Telecom’s gross trade accounts receivable balance as well as a $0.5 million increase in Fabrix’ gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 17.2% at April 30, 2014 and 16.7% at July 31, 2013 as a result of an increase in the IDT Telecom allowance for doubtful accounts.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of April 30, 2014:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$7.4	$3.1	$2.5	$1.6	$0.2
Purchase commitments	1.0	1.0	—	—	—
Revolving credit loan and notes payable (including interest)	20.5	13.9	6.6	—	—
Total contractual obligations	$28.9	$18.0	$9.1	$1.6	$0.2

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$3.8	$1.0	$2.8	$—	$—

(1)	The above table does not include an aggregate of $9.9 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2014, we had aggregate performance bonds of $9.9 million outstanding.

Item 3.               Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations represented 30% and 23% of our consolidated revenues from continuing operations for the nine months ended April 30, 2014 and 2013, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of April 30, 2014, the carrying value of our marketable securities and investments in hedge funds was $12.4 million and $9.7 million, respectively. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.               Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2014:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2014	—	$—	—	5,064,792
March 1–31, 2014	—	$—	—	5,064,792
April 1–30, 2014	—	$—	—	5,064,792
Total	—	$—	—

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

IDT CORPORATION

June 9, 2014	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 9, 2014	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)