Form 10-K
period 2014-07-31
IDT CORP
filed 2014-10-14
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2014, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $16.49 per share, as reported on the New York Stock Exchange, was approximately $304.0 million.

As of October 6, 2014, the registrant had outstanding 21,663,733 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,933,795 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 15, 2014, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2014 refers to the fiscal year ended July 31, 2014).

Item 1. Business.

OVERVIEW

IDT is a multinational holding company with operations primarily in the telecommunications and payments industries.

We have three reportable business segments, Telecom Platform Services, Consumer Phone Services, and Zedge Holdings, Inc., or Zedge. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Zedge owns and operates a popular online platform for mobile phone consumers interested in obtaining free, high-quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. Operating segments not reportable individually are included in All Other. All Other includes Fabrix Systems Ltd., or Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. We sold Fabrix in October 2014. All Other also includes our real estate holdings and other, smaller businesses.

Financial information by segment is presented under the heading “Business Segment Information” in the Notes to our Consolidated Financial Statements in this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. We lease space at 550 Broad Street, Newark, New Jersey and most of the Company’s employees work from this location. The main telephone number at our headquarters is (973) 438-1000 and our web site is www.idt.net.

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our web site (www.idt.net/ir) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our web site also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

1990 –Howard Jonas, our founder, launched International Discount Telephone to provide international call re-originations services.

1995 – We begin selling wholesale termination services to other long distance carriers by leveraging our access to favorable international telephone rates generated by our retail calling traffic.

1996 – We successfully complete an initial public offering of our common stock.

1997 – We began marketing prepaid calling cards to provide convenient and affordable international long distance calls primarily to immigrant communities.

2000 – We complete the sale of a stake in our Net2Phone subsidiary, a pioneer in the development and commercialization of voice over Internet protocol, or VoIP, technologies and services, to AT&T for approximately $1.1 billion in cash.

2001 – Our common stock is listed on the New York Stock Exchange, or NYSE.

2003 – We begin offering local and long distance calling services to residential customers.

2004 – We launch a retail energy business to provide electricity and natural gas to residential and small business customers in New York.

2006 – We sell our Russian telecom business, Corbina, for $129.9 million in cash.

2006 – We launch a regulated issuing bank based in Gibraltar.

2007 – We complete the sale of IDT Entertainment to Liberty Media for (i) 14.9 million shares of our Class B common stock, (ii) Liberty Media’s approximate 4.8% interest in IDT Telecom, (iii) $220.0 million in cash, net of certain working capital adjustments, (iv) the repayment of $58.7 million of IDT Entertainment’s intercompany indebtedness payable to us and (v) the assumption of all of IDT Entertainment’s existing indebtedness.

2007 – We sell our United Kingdom-based consumer phone service for approximately $46.3 million of cash and stock.

2007 – We purchase majority interests in both Fabrix and Zedge.

2008 – We enter the oil and gas exploration business with acquisition of E.G.L. Oil Shale and are granted a license to explore for oil shale in Israel.

2009 – We spin-off our CTM Media Holdings subsidiary to stockholders. CTM Media Holdings is traded on the over-the-counter market with the ticker symbol “CTMMA”.

2009 – We launch Boss Revolution PIN-less, a pay-as-you-go international calling service. Boss Revolution has since become our flagship brand, and the Boss Revolution platform has been expanded to include payment offerings.

2011 – We spin-off our Genie Energy Ltd. subsidiary, which holds our retail energy and oil and gas exploration businesses, to stockholders. Genie Energy is listed on the NYSE with the ticker symbol “GNE”.

2013 – We spin-off our Straight Path Communications, Inc., subsidiary to stockholders. Straight Path Communications is listed on the NYSE MKT with the ticker symbol “STRP”.

2013 – We introduce the Boss Revolution mobile app for Android and iOS.

2013 – We launch an international money transfer service on the Boss Revolution platform in select states. The service offers Boss Revolution customers a convenient, affordable means to send cash from the United States to friends and family overseas.

2014- We sell our 78% stake in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson, for $73 million as part of Ericsson’s purchase of Fabrix for $95 million.

DIVIDENDS

We have paid dividends to the holders of our Class A and Class B common stock since fiscal 2011. During fiscal 2014, we paid aggregate dividends of $0.59 per share, or $13.6 million, on our Class A common stock and Class B common stock as detailed below. In fiscal 2013, we paid aggregate dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total.

●	On September 10, 2013, we paid a special cash dividend of $0.08 per share;

●	On January 7, 2014, we paid an ordinary cash dividend of $0.17 per share for the first quarter of fiscal 2014;

●	On March 28, 2014, we paid an ordinary cash dividend of $0.17 per share for the second quarter of fiscal 2014; and

●	On June 27, 2014, we paid an ordinary cash dividend of $0.17 per share for the third quarter of fiscal 2014.

On October 3, 2014, we paid a dividend of $0.17 per share for the fourth quarter of fiscal 2014 to holders of record of our Class A common stock and Class B common stock as of the close of business on September 29, 2014.

We expect to continue paying a regular quarterly dividend commensurate with our cash generation and financial resources, business outlook and growth strategy.

OUR STRATEGY

History and Background

Since our founding, we have focused on value creation by leveraging potentially disruptive telecommunications technologies to challenge entrenched business models. Outside of our core business, we have sought to select and incubate promising early stage businesses for eventual sale or spin-off to our stockholders.

In 2007 and 2008, in response to a long-term, industry-wide decline in the sale of prepaid, disposable calling cards, which was our dominant offering at the time, we initiated a fundamental restructuring of our businesses.  We subsequently sold or spun-off most of our non-core businesses and assets, right-sized corporate overhead, reduced network costs at IDT Telecom, and streamlined our internal decision making processes.

Since the successful implementation of this restructuring program, we have been intensely focused on the growth and profitability of our core telecommunications businesses while retaining majority stakes in our two most promising non-core businesses, Fabrix and Zedge.

On October 8, 2014, we completed the sale of our interests in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price, net of transaction costs, is expected to be approximately $73 million in cash. We and the other shareholders have placed $13 million of our proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches over a period of 18 months.

Within IDT Telecom, we have focused on reducing the cost of our infrastructure and leveraging our VoIP expertise to develop new products and services. We also sharpened our retail focus to provide high-quality and cost-effective communications and payment services to foreign-born consumers.  This is a rapidly growing demographic and a historically underserved market that includes significant numbers of unbanked and under-banked consumers.

In 2009, we launched Boss Revolution PIN-less, a pay-as-you-go international long distance voice service. The service grew rapidly and eventually overtook sales of our traditional, disposable prepaid calling cards. We believe that Boss Revolution PIN-less has become the nation’s leading pay-as-you-go international calling service.  More recently, we have begun to develop and introduce complementary payment services over the Boss Revolution platform, including international and domestic airtime top-up, gift cards, domestic bill payment and, in 2013, an international money transfer service. These additions represent significant milestones toward our goal of offering a comprehensive suite of voice and payment products under a single, global brand and platform targeted to under-banked, foreign-born consumers.

To simplify the Boss Revolution PIN-less calling experience and expand its reach, we introduced our Boss Revolution app in 2013. The app is free to the consumer and is distributed through both the iTunes and Google Play stores.  In 2014, we deployed the Boss Revolution app for retailers. The app for retailers enables a qualified individual in the United States with an Android or iOS smartphone to become a potential Boss Revolution retailer and to manage their Boss Revolution account virtually anywhere, anytime.

Leveraging the high volumes of traffic to certain overseas destinations generated by our retail business, we have long been an important player in the global wholesale telecommunications market, carrying and terminating international calling traffic on behalf of other telecoms and call aggregators. More recently, we have maintained our leadership in the wholesale market by leveraging VoIP technology and broadening our offerings with different levels of service quality.

We believe that the restructuring of our business combined with a growth strategy at IDT Telecom that includes a tight focus on the needs of our target market and the successful introduction of innovative products has resulted in significant revenue growth and improving profitability in recent years.

Current Strategy

In our core telecom and payments business, we seek to maintain steady, positive cash flows to support our dividend policy and to fund growth initiatives. Outside of our core business, we sold Fabrix in October 2014, and Zedge is pursuing market opportunities funded primarily from its current operations. We will opportunistically seek to realize stockholder value from our interests in businesses through a sale, spin-off, or other strategic action as warranted by market conditions.

IDT Telecom

We are pursuing growth opportunities at IDT Telecom in both the retail and wholesale sides of our business. Our retail communications business continues to focus on the Boss Revolution platform - expanding its network of retailers and its brand equity nationwide to grow our customer base, while developing and deploying additional synergistic calling and payment services to meet the needs of our target market. Our wholesale termination services business is focused on expanding the scope of services we provide within customers’ value chains.

IDT Telecom is pursuing a multi-pronged growth strategy that includes:

●	utilizing our direct and indirect sales force to recruit additional retailers to deepen market penetration in foreign-born communities, especially outside of IDT’s traditional geographic strongholds in the Northeastern United States and Florida;

●	continuing to develop, deploy and promote new payment and value transfer services to broaden Boss Revolution’s portfolio of offerings for foreign-born and under-banked populations;

●	further expanding our platforms and leveraging mobile apps to enhance, deepen and improve the direct-to-consumer and retail channel experiences; and

●	leveraging carrier relationships and our portfolio of domestic retail offerings to drive white-label sales to carriers, resellers and other telecommunications providers overseas.

Zedge

Zedge’s growth initiatives are focused on three “U”s - Users, Usage and Ubiquity.

●	Users - Driving organic user growth with the introduction of new features, localization / new market entry, app store optimization and brand awareness.

●	Usage - Increasing user engagement, which we believe to be a strong proxy for revenue expansion. To this end, in fiscal 2015, Zedge plans on releasing several important product enhancements including social features and new content channels as well as utilize marketing automation tools.

●	Ubiquity - Entering new app stores and developing apps for new operating systems to achieve critical mass and drive customer demand. Zedge’s app is currently available on Android, iOS and Windows Mobile.

IDT TELECOM

IDT Telecom is comprised of two reportable segments, Telecom Platform Services and Consumer Phone Service. Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. In fiscal 2014, IDT Telecom had revenues of $1,626.6 million, representing 98.5% of our total consolidated revenues from continuing operations, and income from operations of $46.9 million, as compared with revenues of $1,602.6 million and income from operations of $50.5 million in fiscal 2013.

TELECOM PLATFORM SERVICES

Our Telecom Platform Services segment, which represented 99.3% and 99.1% of IDT Telecom’s total revenues in fiscal 2014 and fiscal 2013, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;

●	Payment Services provides payment offerings, including international airtime top-up and international money transfer sold over our Boss Revolution platform; and

●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

During fiscal 2014, our Telecom Platform Services segment generated $1,615.6 million in revenues worldwide and income from operations of $45.1 million, as compared with revenues of $1,588.1 million and income from operations of $48.7 million in fiscal 2013.

Retail Communications

Retail Communications’ revenue was $695.8 million in fiscal 2014 compared to $656.7 million in fiscal 2013 (43.1% and 41.3% of Telecom Platform Services’ revenue in fiscal 2014 and fiscal 2013, respectively).

The majority of Retail Communications’ sales are generated by the Boss Revolution PIN-less international calling service. Other smaller lines of business contribute to Retail Communications sales including (1) traditional, disposable prepaid calling cards sold under a variety of brand names, (2) private label and IDT branded prepaid calling cards sold to large retailers, medium sized retail chains (e.g. supermarkets, drug stores), and smaller grocery stores and bodegas, and (3) our PennyTalk international calling service. Revenues generated by sales of Boss Revolution payment offerings including airtime top-up and international money transfer are reflected in the Payment Services vertical discussed below.

Boss Revolution PIN-less allows users to call their families and friends overseas without the need to enter a personal identification number, or PIN. To place a call, a customer must first establish a Boss Revolution prepaid account. Boss Revolution customers can access our network by first dialing a local access or toll-free number. Our platform recognizes the user’s network-provided automatic number identification (ANI) and seamlessly links each call to the corresponding Boss Revolution account. Callers then enter their destination phone numbers. The dialing process is automated to provide one-touch dialing in the Boss Revolution mobile app. Boss Revolution debits customers’ account balances for completed calls at a fixed rate per minute. In contrast to many competitors, Boss Revolution does not charge connection fees, other usage or breakage fees, and consequently account balances never expire. Boss Revolution rates vary by the destination country that is being called. Rates are published on the Boss Revolution consumer website and within the Boss Revolution mobile app.

Customers can add to, or top-up, their account balance at any Boss Revolution retailer using cash or a credit card. Customers with a credit or debit card can also add to their account balance directly by phone, online through the Boss Revolution consumer web site (www.bossrevolution.com), or through the Boss Revolution mobile app.

In the United States, we distribute many of our retail products through our network of distributors that, either directly or through sub-distributors, sells to retail locations. In addition, our internal sales force sells Boss Revolution platform products directly to retailers. We also sell Boss Revolution online directly to the consumer, while the Boss Revolution mobile app is available for download through both the iTunes and Google Play stores. Distributors, our internal sales people and retailers typically receive commissions based on the revenue generated by each transaction.

The Boss Revolution retailer portal enables retailers to sign up new customers and add funds to customer accounts. The Boss Revolution retailer portal also provides a direct, real-time interface with our retailers, resulting in a cost-effective and adaptable distribution model that we believe can rapidly respond to changes in the business environment.

The Boss Revolution platform allows us to target and promote services to both customers and retailers, and to introduce and cross-sell new offerings. For example, the successful launches of international and domestic airtime top-up over the Boss Revolution platform leveraged our existing capabilities and distribution network to expand the scope of services we provide to our customers.

In the United States, the Boss Revolution brand is supported by national, regional and local marketing programs that include television and radio advertising, online advertising, print media, and grass roots marketing at community and sporting events. In addition, we work closely with distributors and retailers on in-store promotional programs and events.

Retail Communications’ sales have traditionally been strongest in the Northeastern United States and in Florida because of our extensive local distribution network and the large immigrant population. In addition to these geographic areas, we continue to grow distributor relationships and sell directly to retailers in other areas of the United States, including the Southwest and West Coast, where we historically did not have a strong market presence.

Outside of the United States, we are incrementally expanding the geographic footprint of our Boss Revolution platform including retailer portals, mobile apps, and direct-to-consumer web sites. In fiscal 2012, we launched Boss Revolution in the United Kingdom and Spain. During fiscal 2013, we expanded Boss Revolution’s footprint to Germany and three markets in the Asia-Pacific region—Australia, Hong Kong and Singapore. In 2014, we launched Boss Revolution in Canada. Nevertheless, the vast majority of Boss Revolution and Retail Communications’ other sales are generated in the United States. We also sell other prepaid retail calling services in Europe, Latin America and Asia, as discussed in detail in the International Operations section below.

Wholesale Termination Services

Wholesale Termination Services’ revenue was $672.3 million in fiscal 2014 compared to $687.9 million in fiscal 2013 (41.6% and 43.3% of Telecom Platform Services’ revenue in fiscal 2014 and fiscal 2013, respectively).

Wholesale Termination Services terminates international telecommunications traffic in more than 170 countries around the world. Our customers include IDT’s Retail Communications business, major and niche carriers around the globe, operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our wholesale and retail traffic with their customers.

We offer competitively priced international termination rates at several quality levels. We are able to offer competitively priced termination services in part because of the large volumes of originating minutes generated by our retail communications business, our global platform powered by proprietary software, our team of professional and experienced account managers, and an extensive network of interconnects around the globe.

During fiscal 2014, IDT Telecom terminated 29.6 billion minutes compared to 32.7 billion minutes in fiscal 2013, making us one of the largest carriers of long distance minutes worldwide. Wholesale Termination Services accounted for 19.2 billion minutes and 22.4 billion minutes of the total IDT Telecom minutes in fiscal 2014 and fiscal 2013, respectively.

IDT Telecom has a significant number of direct connections to Tier 1 providers outside the United States, particularly Tier 1 providers in Latin America, Asia, Africa, Europe and the Middle East. Tier 1 providers are the largest recognized licensed carriers in a country. Direct connections improve the quality of the telephone calls and reduce the cost, thereby enabling us to generate more traffic with higher margins to the associated foreign locales. We also have direct relationships with mobile network operators, reflecting their growing share of the voice traffic market.

Termination rates charged by Tier 1 and other providers on international long distance traffic have been declining for many years. Nevertheless, termination rates charged to us by individual Tier 1 carriers and mobile operators can be volatile. Termination price volatility on heavily trafficked routes can significantly impact our minutes of use and wholesale revenues. However, because of the small margins on these routes, the resulting change in the Wholesale Termination Services business’s underlying profitability is often not material.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2014, Wholesale Termination Services had more than 600 customers. IDT Telecom has over 550 carrier relationships globally.

Wholesale Termination Services’ revenue is generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers and our most credit worthy customers. Prepaid customers are typically smaller telecommunication companies and mobile network operators, as well as independent call aggregators.

Payment Services

Payment Services’ revenue was $202.5 million in fiscal 2014 compared to $193.5 million in fiscal 2013 (12.5% and 12.2% of Telecom Platform Services’ revenue in fiscal 2014 and fiscal 2013, respectively).

The majority of Payment Services’ revenue is generated by international airtime top-up. Other products and services in this vertical include domestic airtime top-up, gift cards sold in the United States and Europe, domestic bill pay service and our recently launched international money transfer service. Payment Services also includes reloadable prepaid debit cards marketed in Europe and Bank Identification Number (BIN) sponsorship services offered by our Gibraltar-based bank, IDT Financial Services Limited. Payment Services’ offerings leverage our platform capabilities, our distribution reach into foreign-born communities and our global reach to provide simple, convenient and affordable offerings, many over the Boss Revolution platform.

Our international airtime top-up products enable customers to purchase minutes for a prepaid mobile telephone in another country. They are sold both over our Boss Revolution payment platform and in hard card format. Our international airtime top-up offerings are focused on geographic corridors, such as the United States to Central America, that tend to generate high volumes of business, and are part of a comprehensive product offering that includes product, marketing and distribution focused on those corridors.

We believe that international remittances are a significant economic activity among our target market of foreign-born residents and other under-banked communities. To serve that market, we began to roll-out an international money transfer service over our Boss Revolution platform in 2014. Prior to launch, we obtained the requisite licenses including those required by nearly every state, formalized relationships with national and local banks in the United States, developed a compliance operation to comply with applicable anti-money laundering laws and regulations, and assembled a disbursement network of banks, retailers and other points of payment presence overseas where recipients can collect their transferred funds. Our international money transfer service is offered over the Boss Revolution platform, and like other payment services, utilizes our retail network and associated ability to serve unbanked customers. However, we expect that only a limited number of Boss Revolution retailers in the United States will eventually qualify to process international money transfer transactions.

Revenues from international money transfer are derived from a per-transaction fee charged to the customer and from foreign exchange differentials. Although we offer lower promotional rates from time to time, including as an incentive for customers to try the service, the standard industry rates are eight to ten dollars per transaction, which is what we generally charge. Transaction costs include commissions paid to the retailer or seller, payment to the disbursing agent, banking, compliance, and foreign currency exchange costs.

Hosted Platform Solutions

Hosted Platform Solutions’ revenue was $45.0 million in fiscal 2014 compared to $50.0 million in fiscal 2013 (2.8% and 3.2% of Telecom Platform Services’ revenue in fiscal 2014 and fiscal 2013, respectively).

Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers. The majority of Hosted Platform Solutions’ revenue is generated by our cable telephony business, which is in harvest mode.

International Operations

In Europe, we market our Retail Communications products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Italy, Luxembourg, Sweden, Switzerland, Denmark, Norway, and Austria, seeking to capitalize on the demographic opportunity presented by immigration from outside of Europe to these developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe. We also market our Payment Services products in the United Kingdom.

We maintain our European corporate, Retail Communications and Wholesale Termination Services operations in London, England. We also operate satellite offices in Germany, Belgium, Spain and Greece.

We also provide wholesale termination services to international telecom companies, including foreign state-owned or state-sanctioned telephone companies and Tier-1 carriers, new and emerging telephone companies, and value-added service providers.

Our European operations, including Wholesale Termination Services and Retail Communications, generated $360 million of revenues in fiscal 2014, a 43.9% increase from the $250.3 million of revenues generated during fiscal 2013. Our European operations’ revenues constituted 22.1% of IDT Telecom’s revenues from continuing operations in fiscal 2014, as compared to 15.6% in fiscal 2013.

In Asia, we sell Retail Communications products in Hong Kong, Singapore, Australia, Japan, Korea, Malaysia and Taiwan. Our operations in Asia also include Wholesale Termination Services. In Hong Kong, we are one of the top providers of prepaid calling services to the Filipino and Indonesian populations, the two largest overseas worker segments. In addition, in Singapore, our Retail Communications products are a market leader to the Indian populations, which is the largest ethnic segment in Singapore, as well as the large Indonesian population. In fiscal 2014, IDT Telecom generated $61.3 million in revenues from our operations in the Asia Pacific region compared to $93.7 million in fiscal 2013.

In Latin America, we market Retail Communications products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2014, IDT Telecom generated $22.6 million in revenues from the sale of Retail Communications products in Latin America compared to $29.8 million in fiscal 2013.

Sales, Marketing and Distribution

In the United States, we distribute Retail Communications and Payment Services products, including Boss Revolution PIN-less, domestic and international airtime top-up offerings, and prepaid calling cards primarily to retail outlets through our network of distributors or through our internal sales force. In addition, our white label calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our internal sales force, and from time to time we may utilize third-party agents or brokers to acquire accounts. We also market prepaid offerings, including Boss Revolution PIN-less and domestic and international airtime top-up, direct to the consumer via online channels including the Boss Revolution consumer website (bossrevolution.com) and mobile apps for Apple iOS and Android.

In Europe and Asia, we sell our prepaid calling cards including both white label and IDT-branded calling cards through independent distributors and our internal sales force. Additionally, we sell Boss Revolution PIN-less and domestic and international airtime top-up in select European and Asia Pacific markets both through retail distribution and directly to the consumer. In Asia, we sell postpaid services direct to consumers and small businesses. Wholesale Termination Services are marketed and sold through our internal wholesale sales team.

Telecommunications Network Infrastructure

IDT Telecom operates a global voice and data network to provide an array of telecommunications and payment services to our customers worldwide using a combination of proprietary and third-party applications. Proprietary applications include call routing and rating, customer provisioning, call management, product web pages, calling card features, and payment services features. Proprietary applications provide the flexibility to adapt to evolving marketplace demands without waiting for third-party software releases, and often provide advantages in capability or cost over commercially available alternatives.

The IDT Telecom core voice network utilizes Internet Protocol, or IP, and is interconnected through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows IDT Telecom to interface with carriers using the lowest cost technology protocol available. To support its global reach, IDT Telecom operates voice switches and/or points of presence in the United States, Europe, South America, Asia and Australia. IDT Telecom receives and terminates voice traffic from every country in the world, including cellular, landline and satellite calls through direct interconnects. The network includes data centers located in the United States, United Kingdom and Hong Kong with smaller points of presence in other countries. It is monitored and operated on a continual basis by our Network Operations Centers in the United States.

CONSUMER PHONE SERVICES

Our Consumer Phone Services segment generated revenues of $11.0 million and income from operations of $1.8 million in fiscal 2014, as compared to revenues of $14.5 million and income from operations of $1.8 million in fiscal 2013. Consumer Phone Services’ revenues declined 24.1% and 24.8% in fiscal 2014 and fiscal 2013, respectively, when compared to the prior fiscal years. We continued to operate the business in harvest mode—maximizing revenue from current customers while maintaining expenses at the minimum levels essential to operate the business. This strategy has been in effect since calendar 2005 when the Federal Communications Commission, or FCC, decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We expect the Consumer Phone Services’ customer base and revenues will continue to decline in fiscal 2015.

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

As of July 31, 2014, we had approximately 6,200 active customers for our bundled local/long distance plans and approximately 28,500 customers for our long distance-only plans, compared to 7,800 and 35,700 customers, respectively, on July 31, 2013. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

ZEDGE

Zedge owns and operates a popular online platform for mobile phone consumers interested in obtaining free, high-quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. We believe that Zedge’s popularity stems from its ability to select and present content in a customized and personally relevant manner. To this end, we have invested heavily in developing a proprietary, machine-learning-based, behavioral recommendation engine, tasked with discovering and packaging the content in an easy, fast, attractive and self-intuitive fashion. As a result of Zedge’s large, active user base, it is able to offer advertisers, game developers, musicians and artists a scalable, non-incentivized, user acquisition platform with global reach.

Users access Zedge through smartphone apps, which are available in all of the Google Play, iTunes and the Windows Phone stores, or through feature phones or Zedge’s website. Zedge has grown its user base without any material investment in marketing, user acquisition or advertising. We believe that consumer growth stems from the demand for, and popularity of, the content offerings, the quality of the recommendations and the commitment to providing an exceptional user experience. As of July 31, 2014, the Zedge smartphone app surpassed 110 million installations. The Android app has averaged among the top 20 most popular apps in the Google Play store for the last four years and we believe it has been installed on approximately 20% of all Android handsets in the United States.

Zedge’s app is primarily used by customers in North America and Europe, typically in the 18 to 34 age bracket and represent an almost equal gender breakout. The web users of Zedge are concentrated in the emerging markets are also young and skew male.

Zedge rolled out its Android app in late 2009 with content channels dedicated to ringtones, wallpapers and notification sounds. In April 2012, Zedge expanded its Android offering by introducing two new channels - mobile games and live-wallpapers. In late 2012, Zedge launched a limited version of its smartphone iOS app featuring wallpapers and in late 2013 Zedge expanded it iOS offering by including ringtones. Zedge also maintains a web presence primarily frequented by feature phone users. We expect that web traffic will continue to decline as smartphones’ market share increases and users access Zedge via smartphone apps.

The ringtone and wallpaper content library is comprised of millions of user-generated content submissions that are uploaded from our website while the mobile games catalogue is curated from the Google Play store.

Zedge developed a proprietary technology platform that is centered on content management and discovery, web and app development, data mining and analytics, machine learning, mobile content/device compatibility, advertising and reporting. From an end user’s perspective, the platform minimizes response latency and maximizes content relevancy. Zedge’s architecture contains a fully redundant production environment that can tolerate multiple server failures with minimal end-user disruption. In addition, it utilizes a variety of hosted services including cloud computing and outsourced datacenter management in order to scale efficiently and competitively. We believe that this technology mix optimizes functionality, scalability, flexibility performance, cost and ease of use.

Zedge’s revenues are generated from offering direct advertisers, advertising networks, game publishers and marketers exposure to the customer base via advertising inventory that is sold on the smartphone app and website. We believe that advertisers are attracted to Zedge due to its growing user base, demographics, non-incentivized, user acquisition platform focused on mobile games and personalization content discovery, ability in optimizing ad inventory performance and direct distribution relationships with many leading mobile game publishers. During fiscal 2014, Zedge generated revenues of $6.5 million compared to $5.8 million in fiscal year 2013. Approximately $6.0 million, or 92%, of fiscal 2014 revenues were generated from advertising inventory on mobile devices compared to $4.7 million, or 80%, in fiscal 2013. Zedge’s income from operations in both fiscal 2014 and fiscal 2013 was $0.3 million.

We currently own approximately 83% (69% on a fully diluted basis) of Zedge. We are considering strategic options for Zedge, including, amongst others, a spin-off as a separate company, a sponsored spin-off, adding a strategic partner or a sale.

ALL OTHER

Operating segments that are not reportable individually are included in All Other. All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. All Other also includes our real estate holdings, and other, smaller businesses.

During fiscal 2014, All Other generated $18.4 million in revenues and loss from operations of $2.0 million, as compared with revenues of $12.2 million and loss from operations of $7.4 million in fiscal 2013.

Fabrix

Prior to its sale in October 2014, Fabrix was our majority-owned venture that developed and licensed a proprietary video software platform optimized for cost effective cloud-based video storage, high throughput streaming and intelligent content distribution. This software was marketed to cable and telecommunications operators, Internet service providers and web-based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. Fabrix’s grid-based solution runs on commercial off-the-shelf servers enabling service providers to deploy the latest computing technology innovations. Fabrix leverages strategic partnerships with leading equipment manufacturers and system integrators who resell the Fabrix platform to service providers worldwide.

Fabrix’s technology has been selected by over 15 leading North American and European multi-system operators to power their video service offerings. In 2010, Fabrix successfully deployed its software to empower a US tier-1 operator's cloud-based DVR. The operator has periodically purchased additional licenses as it continues to roll out its offering system-wide. In 2011, a North American tier-1 operator licensed Fabrix software for its deep video storage product. In the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator, and subsequently made additional sales to cable and telecom operators in Europe.

Fabrix typically generated cash from the initial licensing of its software, from maintenance during the life of the licensing agreement, and from any subsequent license renewals. Fabrix generally recognized revenue for its software licenses and support from the date on which delivered orders were accepted by the customer over the term of the related software support agreements.

During fiscal 2014, Fabrix generated $16.6 million in revenues and a loss from operations of $0.7 million, as compared with revenues of $10.6 million and a loss from operations of $1.4 million in fiscal 2013. In fiscal 2014 and fiscal 2013, Fabrix received cash from sales of $13.4 million and $16.0 million, respectively.

COMPETITION

IDT Telecom

Telecom Platform Services

Retail Communications

Within Retail Communications, the growth of Boss Revolution PIN-less sales since its launch in 2009 has substantially replaced revenues from sales of our traditional disposable calling cards.

Like all international calling services, our Boss Revolution PIN-less service is subject to fierce competition, and we do not expect to continue to grow revenues and margins without a successful strategy and sound execution. While virtually any company offering retail voice services is a competitor of ours, we face particularly strong competition from Tier 1 telecom operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators (or MVNOs) with aggressive international rate plans, and VoIP and other “over the top” (or OTT) service providers. Outside the United States, we also compete with large foreign state-owned or state sanctioned telephone companies.

In our view, our ability to compete successfully against these operators depends on several factors. Our interconnect and termination agreements, network infrastructure and least-cost-routing system enable us to offer low-cost, high quality services. Our extensive distribution and retail networks provide us with a strong presence in communities of foreign born residents, a significant portion of which purchase our services with cash. Our Boss Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing. Finally, we also offer synergistic payment services over the Boss Revolution platform that customers can conveniently access from their accounts. In our view, these factors represent competitive advantages.

However, some of our competitors have significantly greater financial resources and name recognition, and are capable of providing comparable service levels and pricing through established brands. Consequently, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, expand our distribution and retail networks, improve our ability to reach and sell to customers through mobile devices, develop successful new products and services to fit the evolving needs of our customers, and continue to build the brand equity of Boss Revolution.

Wholesale Termination Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price, products and quality of service.

In our Wholesale Termination Services business, we participate in a global market place with:

●	interexchange carriers and other long distance resellers and providers, including large carriers such as AT&T and Verizon;

●	historically state-owned or state-sanctioned telephone companies such as Telefonica, France Telecom and KDDI;

●	on-line, spot-market trading exchanges for voice minutes;

●	OTT internet telephony providers;

●	other VoIP providers;

●	other providers of international long distance services; and

●	alliances between large multinational carriers that provide wholesale carrier services.

Our Wholesale Termination Services business derives a competitive advantage from several inter-related factors: our Retail Communications business generates large volumes of originating minutes, which represents a desirable, tradable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena; the proprietary technologies powering our wholesale platform and in particular, the software that drives voice over internet protocols enables us to scale up at a lower cost than many of our competitors; our professional and experienced account management; and our extensive network of interconnects around the globe, with the ability to connect in whatever format (IP or TDM) that is most feasible. In aggregate, these factors provide us with a competitive advantage over some participants on certain routes.

Payment Services

The major competitors to Payment Services’ international airtime top-up offerings include:

●	international mobile operators, who seek to control more of their own distribution channel or create their own products that are directly competitive to international airtime top-up;

●	other distributors, who develop a more comprehensive product offering than our international airtime top-up offerings or aggressively discount their product offerings that are similar to our international airtime top-up offerings; and

●	international money transfer services that target foreign born communities in the United States.

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

Zedge

Zedge faces competition in various forms. Ringtones and wallpapers are a commodity and many smaller apps and websites offer both free and paid ringtones and wallpapers. Zedge faces competition from apps that offer mobile customization content, a wide variety of smaller personalization content providers and app discovery services. We believe that Zedge has a competitive advantage due to its large user base, modular approach to providing customization content, large catalogue of content, its proprietary recommendation engine, its market ranking and its longevity. Zedge is unaware of any service that maintains a content library as extensive as Zedge’s library, or curates the content in such a relevant and easy to use fashion.

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

Universal Service and Other Regulatory Fees and Charges

In 1997, the FCC issued an order, referred to as the Universal Service Order that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). In addition, beginning in October 2006, interconnected VoIP providers, such as our subsidiary Net2Phone, are required to contribute to the Universal Service Fund. These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions. In addition, based on the nature of our current business, we receive certain exemptions from federal Universal Service Fund contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If even some of these exemptions become unavailable, they could materially increase our federal Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, on our ability to continue to operate profitably, and to develop and grow our business. We cannot be certain of the stability of the contribution factors for the Other Funds. Significant increases in the contribution factor for the Other Funds in general and the Telecommunications Relay Service Fund in particular can impact our profitability. Whether these contribution factors will be stable in the future is unknown, but it is possible that we will be subject to significant increases.

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

Money Transmitter and Payment Instrument Laws and Regulations

We have further developed our business in the area of consumer payment services. Our offerings now include money transfer, which launched in the first quarter of 2014, and various network branded or “open loop” prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in the area of consumer payment services, are subject to a variety of federal and state laws and regulations, including:

●	Banking laws and regulations;

●	Money transmitter and payment instrument laws and regulations;

●	Anti-money laundering laws;

●	Privacy and data security laws and regulations;

●	Consumer protection laws and regulations;

●	Unclaimed property laws; and

●	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. As of July 31, 2014, we had money transmitter licenses in 45 of the 47 states where they are required as well as in Puerto Rico and Washington, D.C.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations, which may be subject to federal, state, local or foreign law and regulation.

Intellectual Property

We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All of our employees sign confidentiality agreements. These agreements provide that the employee may not use or disclose our confidential information except as expressly permitted in connection with the performance of his or her duties for us, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived by the employee while employed by us do not vest in the Company automatically by operation of law, the employee is required to assign his or her rights to us.

We own at least 290 trademark and service mark registrations and pending applications in the United States and at least 390 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT, Boss Revolution and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT Corporation owns 11 issued patents and 8 patent applications in the United States and 10 patents issued abroad with 16 patent applications pending abroad.

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

IDT Telecom

In addition to IDT Corporation’s patents, our Net2Phone subsidiary currently owns 38 issued patents and has 4 pending patent applications in the United States. Net2Phone has 8 foreign issued patents, and no patent applications pending abroad.

Net2Phone owns at least 18 trademark and service mark registrations and at least 2 pending applications in the United States. Net2Phone owns at least 113 trademark and service mark registrations and at least 2 pending applications in various foreign countries. Net2Phone’s most important mark is “NET2PHONE.” Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries.

Zedge

Zedge owns at least 7 trademark/service mark registrations and at least 3 pending applications in the United States and in various foreign countries. Zedge’s most important mark is “ZEDGE.” Zedge has made a significant investment in protecting this mark and the other marks it is seeking to protect. Zedge is currently pursuing additional domestic and foreign trademark applications to expand protection for its “ZEDGE” trademark and other trade names. While Zedge cannot insure that there will be no opposition to its current applications, no such opposition currently exists.

Other

We also currently own three patents and three pending patent applications and three registrations in the United States that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We incurred $10.0 million, $7.2 million and $4.6 million on research and development during fiscal 2014, fiscal 2013 and fiscal 2012, respectively, all related to Fabrix.

EMPLOYEES

As of October 1, 2014, we had a total of approximately 1,570 employees, of which approximately 1,560 are full-time employees.

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

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or increase, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

Because our prepaid products, including Boss Revolution products, generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in these products and these products continue to face significant competition, which has adversely affected our profitability in recent years and may continue to adversely affect our profitability.

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

The continued growth of the use of Internet protocol-based services has adversely affected the sales of our traditional prepaid calling cards as customers migrate from using calling cards to using these alternative services. We expect pricing of IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our international prepaid calling sales and margins.

Certain wireless operators have been rolling out unlimited international long distance plans that include international destinations to which customers can place direct calls from their mobile phones without time limitation. Currently, applicable destinations are limited. As more international destinations are added to “international unlimited” plans, this can adversely affect our revenues, as these operators gain subscriber market share.

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

Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes-of-use demands and geographic footprint, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes-of-use demands or in higher cost-per-minute to particular destinations, which could adversely affect our revenues and margins.

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

As our international airtime top-up business grows and more competitors enter this space, our ability to secure competitive direct or indirect, exclusive or non-exclusive, agreements with international wireless operators to have access and to resell their in-country airtime top-ups could become more difficult or less attractive, thereby having an adverse effect on our revenues and operations.

Our customers, particularly our Wholesale Termination Services customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. Moreover, the recent economic recession both in the United States and elsewhere may affect our customers’ access to liquidity and impair our ability to collect on receivables. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Wholesale Termination Services customers collectively accounted for 5.1% of total consolidated revenues from continuing operations in both fiscal 2014 and fiscal 2013. Our Wholesale Termination Services customers with the five largest receivables balances collectively accounted for 17.7% and 11.3% of the consolidated gross trade accounts receivable at July 31, 2014 and 2013, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will suffer if our distributors and sales representatives fail to effectively market and distribute our Boss Revolution voice and payment services, as well as our traditional disposable calling cards.

We rely on our distributors and representatives to market and distribute our traditional disposable prepaid calling card products, our Boss Revolution products, and our international airtime top-up offerings and other payment services. We utilize a network of several hundred sub-distributors that sell our traditional disposable prepaid calling cards, Boss Revolution products, and international airtime top-up to retail outlets throughout most of the United States.

In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which sell services or products for other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable distributors, retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our prepaid calling card products, Boss Revolution products, international airtime top-up offerings and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Natural or man-made disasters could have an adverse effect on our technological infrastructure.

Natural disasters, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Our inability to operate our telecommunications networks as a result of such events, even for a limited period of time, may result in significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

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

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past.  We have researched the situations and do not believe any material information, internal or customer, has been compromised.

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment, (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes; (v) subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies; or (vi) result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation. Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Our business is subject to a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity and our failure, or the failure of one of our disbursement partners or payment processors to comply with those laws and regulations could harm our business, financial condition and results of operations.

Our money transfer and network branded prepaid card services are subject to an increasingly strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us, our regulated retailers or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

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

A number of states have enacted legislation regulating money transmitters. As of July 31, 2014, we had obtained licenses to operate as a money transmitter in 45 U.S. states, Washington, D.C. and Puerto Rico, and have applications pending in one additional state. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

Our business is subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business.

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

We may be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. In July 2011, many consumer financial protection functions formerly assigned to the federal banking agency and other agencies were transferred to the CFPB. The CFPB has a large budget and staff and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

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

Our bank in Gibraltar is regulated by the Gibraltar Financial Services Commission (the FSC), and, as such, is subject to Gibraltarian and European Union laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, the bank is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license.

We receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

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

An increasingly significant portion of our telecom transactions are processed using credit cards and similar payment methods. As we shift from sales through our traditional distribution channels to newer platforms, including Boss Revolution and platforms utilized by our payment services business, that portion is expected to increase and that growth is dependent on utilizing such payment methods. The banks, credit card companies and other relevant parties are imposing strict system and other requirements in order to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors’ failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements related to our payment services business, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well. Further, as we move into more payment services in addition to services and products that are solely telecommunications related, those operations may be subject to different and more stringent requirements by regulators and trade organizations in various jurisdictions. Our payment services unit is subject to federal and state banking regulations and we are also subject to further regulation by those states in which we are licensed as a money transmitter. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to carry on and grow our Retail Communications and Payment Services operations.

Risks Related to Our Financial Condition

We hold significant cash, cash equivalents, marketable securities and investments that are subject to various market risks.

As of July 31, 2014, we had cash, cash equivalents and marketable securities of $166.7 million and aggregate short-term and long-term restricted cash and cash equivalents of $68.5 million. As of July 31, 2014, we also had $9.5 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $9.4 million was included in “Investments” in our consolidated balance sheet. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, as there can be no assurance that we can redeem the hedge fund investments at any time and that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

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

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division, or IAD, of the Universal Service Administrative Company, or USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2014, our accrued expenses included $42.7 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2014. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 4,377,888 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,803,562 shares of our Class B common stock), representing approximately 72.6% of the combined voting power of our outstanding capital stock, as of October 6, 2014. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

We own a building in Piscataway, New Jersey, which is subject to a mortgage that is used by IDT Telecom for certain of its operations. We also lease space in a number of other locations in metropolitan areas primarily to house telecommunications equipment and for our retail communications operations.

We maintain our European headquarters in London, England and we own a 12,400 square foot condominium interest in a building in Jerusalem, Israel. We also maintain various international office locations and telecommunications facilities in portions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On October 17, 2013, we and Alexsam, Inc., or Alexsam, entered into a confidential Settlement Agreement pursuant to which the parties agreed to fully compromise, settle and release any and all claims and counterclaims related to Alexsam’s action in the United States District Court, Eastern District of Texas alleging infringement of two patents related to the activation of phone and gift cards (incorporating bank identification numbers approved by the American Banking Association for use in a banking network) over a point-of-sale terminal. In a judgment issued in August 2011, Alexsam was awarded an aggregate of $10.1 million including damages and interest. The Settlement Agreement included a prospective royalty free license. On November 4, 2013, we paid Alexsam the settlement amount.

In connection with an arbitration hearing with Aerotel, Ltd., or Aerotel, that was held in June 2012, on March 15, 2013, the arbitration panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. After briefing, on July 18, 2013, the Court confirmed the award, and as a result, in July 2013, we paid Aerotel $5.4 million, including interest. On August 14, 2013, Aerotel filed a Notice of Appeal with the Court of Appeals, 2nd Circuit. After briefing, oral argument was held on May 21, 2014 and on June 3, 2014, the Court of Appeals affirmed the decision of the District Court.

Our subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. We had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against us in connection with the infringement proceedings, which are based on applicable statutes (for which we have accrued $1.1 million at July 31, 2014), the outcome of this matter is uncertain, and, as such, we are not able to make an assessment of the final result and its impact on us. We paid the court fees in connection with the infringement proceedings, and in March 2014, paid Lycatel for its own fees and costs. Mox’s costs and fees in connection with the infringement proceedings have not been determined. Upon enforcement of the judgments in these cases, we were required to transfer security deposits to the Court. While the security deposit for the Lycatel case was subsequently released to us, at this time the relevant courts have declined to release the security deposit for the Mox case. Mox recently filed for bankruptcy. We are examining our options with respect to the release of this deposit.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd., collectively Tyco. We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement), or Wavelengths, on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against us, alleging that we breached the settlement agreement and are liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide us with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying our appeal and affirming the Appellate Division’s order. On or about November 17, 2009, we demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, we filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide us with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, we filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court that granted Tyco’s motion to dismiss our complaint. On April 30, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which we opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals. On July 30, 2013, Tyco filed its opening brief, we filed our response brief on September 16, 2013, and Tyco filed its reply on October 11, 2013. Oral argument was held on April 29, 2014. On June 5, 2014, the Court issued its decision, and reversed the order of the Appellate Division, and ordered that the order of the Supreme Court should be reinstated. On July 7, 2014, we filed a motion for reargument with the Court of Appeals, which Tyco opposed. On September 11, 2014, the Court denied our motion. We are evaluating our options going forward.

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

	High	Low
Fiscal year ended July 31, 2013
First Quarter	$11.00	$9.61
Second Quarter	$10.57	$8.86
Third Quarter	$14.94	$9.81
Fourth Quarter	$21.24	$13.77
Fiscal year ended July 31, 2014
First Quarter	$22.73	$15.92
Second Quarter	$22.92	$16.60
Third Quarter	$19.32	$15.51
Fourth Quarter	$18.14	$15.14

On October 6, 2014, there were 510 holders of record of our Class B common stock and 2 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 6, 2014, the last sales price reported on the New York Stock Exchange for the Class B common stock was $15.90 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 13 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2014, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2014. The graph and table assume that $100 was invested on July 31, 2009 (the last day of trading for the fiscal year ended July 31, 2009) in each of Class B common stock with the cumulative total return of the NYSE Composite Index and the S&P Telecommunication Services Index, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2014.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2014	—	$—	—	5,064,792
June 1 – 30, 2014	—	$—	—	5,064,792
July 1 – 31, 2014(2)	3,024	$16.75	—	5,064,792
Total	3,024	$16.75	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2014 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in thousands, except per share data)	2014	2013	2012	2011	2010
STATEMENT OF OPERATIONS DATA:
Revenues	$1,651,541	$1,620,617	$1,506,283	$1,351,416	$1,193,131
Income from continuing operations	21,010	18,078	30,934	20,987	6,988
Income from continuing operations per common share—basic	0.85	0.77	1.45	0.98	0.31
Income from continuing operations per common share—diluted	0.82	0.72	1.36	0.90	0.30
Cash dividends declared per common share	0.51	0.83	0.66	0.67	—

As of July 31, (in thousands)	2014	2013	2012	2011	2010
BALANCE SHEET DATA:
Total assets	$480,931	$435,407	$451,114	$568,166	$517,795
Capital lease obligations—long-term portion	—	—	—	—	407
Notes payable—long term portion	6,353	6,624	29,716	29,564	33,640

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have three reportable business segments, Telecom Platform Services, Consumer Phone Services and Zedge. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Zedge owns and operates an online platform for mobile phone consumers interested in obtaining free, high-quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. Operating segments not reportable individually are included in All Other. All Other includes Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. We sold Fabrix in October 2014. All Other also includes our real estate holdings, and other, smaller, businesses.

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

We believe the Straight Path Spin-Off was tax-free for us and our stockholders for U.S. federal income tax purposes under Section 355 of the Internal Revenue Code of 1986. We received an opinion from Pryor Cashman LLP on the requirements for a tax-free distribution. Specifically, the opinion concluded that the distribution (i) should satisfy the business purpose requirement of the Internal Revenue Code for a tax-free distribution, (ii) should not be viewed as being used principally as a device for the distribution of earnings and profits of the distributing corporation or the controlled corporation or both, and (iii) should not be viewed as part of a plan (or series of related transactions) pursuant to which one or more persons will acquire directly or indirectly stock representing a 50 percent or greater interest in the distributing corporation or controlled corporation within the meaning of the relevant section of the Internal Revenue Code.

In connection with the Straight Path Spin-Off, we funded Straight Path with a total of $15.0 million in aggregate cash and cash equivalents.

We entered into various agreements with Straight Path prior to the Straight Path Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, (2) a Tax Separation Agreement, which sets forth our and Straight Path’s responsibilities with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods, and (3) a Transition Services Agreement, which provides for certain services to be performed by us to facilitate Straight Path’s transition into a separate publicly-traded company. These agreements provide for, among other things, the allocation between us and Straight Path of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, and provision of certain services by us to Straight Path following the spin-off, including services relating to human resources and employee benefits administration, treasury, accounting, tax, external reporting, and legal. Straight Path transitioned accounting and external reporting services from us to a third party in the first quarter of fiscal 2015. In addition, we and Straight Path have entered into a license agreement whereby each of us, Straight Path and our subsidiaries granted and will grant a license to the other to utilize patents held by each entity.

Genie Energy Ltd.

On October 28, 2011, we completed a pro rata distribution of the common stock of our subsidiary, Genie Energy Ltd., to our stockholders of record as of the close of business on October 21, 2011. At the time of the Genie Spin-Off, Genie owned 99.3% of Genie Energy International Corporation, which owned 100% of IDT Energy and 92% of Genie Oil and Gas, Inc. As of October 28, 2011, each of our stockholders received one share of Genie Class A common stock for every share of our Class A common stock and one share of Genie Class B common stock for every share of our Class B common stock held of record as of the close of business on October 21, 2011. Genie and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income (loss) of Straight Path and Genie, which are included in discontinued operations, were as follows:

Year ended July 31 (in millions)	2014	2013	2012
REVENUES
Straight Path and subsidiaries	$—	$1.1	$0.5
Genie and subsidiaries	—	—	45.8
TOTAL	$—	$1.1	$46.3
(LOSS) INCOME BEFORE INCOME TAXES
Straight Path and subsidiaries	$—	$(4.6)	$4.9
Genie and subsidiaries	—	—	2.6
TOTAL	$—	$(4.6)	$7.5
NET (LOSS) INCOME
Straight Path and subsidiaries	$—	$(4.6)	$4.9
Genie and subsidiaries	—	—	1.0
TOTAL	$—	$(4.6)	$5.9

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.5%, 98.9% and 99.3% of our total revenues from continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Telecom Platform Services, which represented 99.3%, 99.1% and 98.7% of IDT Telecom’s total revenues in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Termination Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;

●	Payment Services provides payment offerings, including international airtime top-up and international money transfer sold over our Boss Revolution payment platform; and

●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

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

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. IDT Telecom’s Retail Communications offerings generally have higher selling, general and administrative expenses than the Wholesale Termination Services business.

Telecom Competition

Over the past few years, the telecommunications industry has experienced a continued shift in demand away from traditional calling cards and into wireless and IP-based products, which, among other things, has, and continues to contribute to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our traditional disposable prepaid calling card products as customers migrate from using cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our prepaid calling products’ sales and margins.

To combat this trend, we have introduced in recent years new products and services, such as Boss Revolution PIN-less and international airtime top-up that have now largely replaced revenues from our traditional disposable calling cards. Boss Revolution PIN-less allows our customers to call overseas without the need to enter a PIN. International airtime top-up, which enables customers to purchase airtime for a prepaid mobile telephone in another country, appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. The addition of Boss Revolution PIN-less and international airtime top-up represent successful efforts to leverage our existing capabilities and distribution. Although Boss Revolution PIN-less and international airtime top-up generally have lower gross margins than our traditional disposable calling cards, we believe that customers tend to continue using these products over a longer period of time thereby allowing us to generate higher revenues and longer lifetime value per user. The Boss Revolution payment platform provides us with a direct, real-time relationship with all of our participating retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment. There can be no assurance that we will continue to grow our Boss Revolution PIN-less and international airtime top-up sales, or that we will be able to continue to generate new sources of revenue to offset the continuing decline in our traditional disposable calling card revenues or possible future declines in Boss Revolution PIN-less or other sources of revenue.

The wholesale carrier industry has numerous players competing for the same customers, primarily on the basis of price, products and quality of service. In our Wholesale Termination Services business, we have historically had to pass along all or most of our per-minute cost savings to our customers in the form of lower prices.

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s international prepaid calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 12.0%, 10.0% and 8.1% of total consolidated revenues from continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Our customers with the five largest receivables balances collectively accounted for 22.1% and 16.6% of the consolidated gross trade accounts receivable at July 31, 2014 and 2013, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail, wholesale and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale termination customers with receivable balances that exceed IDT Telecom’s applicable payables in order to maximize the offset and reduce its credit risk.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $11.5 million and $13.1 million at July 31, 2014 and 2013, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 14.2% at July 31, 2014 from 16.7% at July 31, 2013 as a result of a decline in the allowance for doubtful accounts at IDT Telecom and an increase in the gross trade accounts receivable balance at Fabrix. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly; however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill balance of $14.8 million at July 31, 2014 was attributable to our Retail Communications reporting unit in our Telecom Platform Services segment ($11.6 million) and Zedge ($3.2 million). Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

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

For Retail Communications’ annual impairment tests, we qualitatively assessed whether it was more likely than not that a goodwill impairment existed and concluded that a goodwill impairment did not exist. For Zedge, its estimated fair value substantially exceeded its carrying value in Step 1 of our annual impairment tests, therefore it was not necessary to perform Step 2. In addition, we do not believe our reporting units are currently at risk of failing Step 1. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record impairments of goodwill in future periods and such impairments could be material.

Valuation of Long-Lived Assets including Intangible Assets with Finite Useful Lives

We test the recoverability of our long-lived assets including identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

●	significant actual underperformance relative to expected performance or projected future operating results;

●	significant changes in the manner or use of the asset or the strategy of our overall business;

●	significant adverse changes in the business climate in which we operate; and

●	loss of a significant contract.

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

In fiscal 2013, we recorded an impairment charge of $4.4 million for the building and improvements that we own at 520 Broad Street, Newark, New Jersey. At both July 31, 2014 and 2013, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $37.7 million.

Income Taxes and Regulatory Agency Fees

Our current and deferred income taxes and associated valuation allowance, as well as telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount and classification of income taxes and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of regulatory fee-related audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees.

The valuation allowance on our deferred income tax assets was $152.0 million and $167.3 million at July 31, 2014 and 2013, respectively. In fiscal 2012, we determined that it was more likely than not that a portion of our deferred income tax assets would be realized, therefore we reversed $36.9 million of the valuation allowance related to those assets. We based our determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a release of the U.S. valuation that relates to the core businesses was warranted in that period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis included financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on our projections, we expected that we would generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing our net operating loss carryover through this period. Accordingly, we concluded that a portion of our U.S. jurisdiction core business assets did not require a full valuation allowance. In fiscal 2013 and fiscal 2014, we updated the analysis and concluded that the valuation allowance related to our core U.S. business should be maintained at the current level and will be reevaluated as warranted. In addition, in fiscal 2014, we determined that our valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $4.1 million from the full recognition of the IDT Global deferred tax assets.

We did not release any of the valuation allowances that related to our former Straight Path Spectrum business since it was not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations. We did not release any of the valuation allowances related to our foreign operations in fiscal 2013 or fiscal 2012 as it is not more likely than not that the assets will be utilized based upon the earnings history and the current profitability projections.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $270 million at July 31, 2014. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division of USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2014, our accrued expenses included $42.7 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2014. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2014 and 2013, there was $19.8 million and $18.0 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $7.9 million and $6.8 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

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

RECENTLY ADOPTED ACCOUNTING STANDARD

In April 2014, an accounting standard update was issued that changed the criteria for reporting discontinued operations and enhanced convergence of U.S. GAAP and IFRS reporting requirements for discontinued operations. The amendments in the update raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. We adopted this standard update as of August 1, 2014. In accordance with this standard update, we do not expect the sale of Fabrix in October 2014 to qualify as a discontinued operation. We are unable to determine at this time whether the adoption of this standard update will have further effect on our financial position, results of operations or cash flows in the future for other disposals.

RESULTS OF OPERATIONS

Year Ended July 31, 2014 compared to Years Ended July 31, 2013 and 2012

The following table sets forth certain items in our statements of income as a percentage of our total revenues from continuing operations:

Year ended July 31,	2014	2013	2012
REVENUES:
IDT Telecom	98.5%	98.9%	99.3%
Zedge	0.4	0.4	0.3
All Other	1.1	0.7	0.4
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	82.8	83.7	84.3
Selling, general and administrative	13.9	13.5	13.7
Depreciation and amortization	1.0	0.9	1.1
Research and development	0.6	0.4	0.3
Impairment of building and improvements	—	0.3	—
TOTAL COSTS AND EXPENSES	98.3	98.8	99.4
Other operating gains (losses), net	0.1	0.6	(1.1)
INCOME (LOSS) FROM OPERATIONS	1.8	1.8	(0.5)
Interest expense, net	—	—	(0.2)
Other (expense) income, net	(0.3)	0.3	(0.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.5%	2.1%	(0.8)%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Revenues
Telecom Platform Services	$1,615.6	$1,588.1	$1,477.8	$27.5	1.7%	$110.3	7.5%
Consumer Phone Services	11.0	14.5	19.3	(3.5)	(24.1)	(4.8)	(24.8)
Total revenues	$1,626.6	$1,602.6	$1,497.1	$24.0	1.5%	$105.5	7.0%

Revenues. IDT Telecom revenues increased in fiscal 2014 and fiscal 2013 compared to the prior fiscal year due to an increase in Telecom Platform Services’ revenues, which more than offset a decline in Consumer Phone Services’ revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services’ revenues increased from 98.7% in fiscal 2012 to 99.1% in fiscal 2013 and 99.3% in fiscal 2014, and Consumer Phone Services’ revenues decreased from 1.3% in fiscal 2012 to 0.9% in fiscal 2013and 0.7% in fiscal 2014.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for fiscal 2014, fiscal 2013 and fiscal 2012 consisted of the following:

(in millions, except revenue per minute)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$/#	%	$/#	%
Telecom Platform Services Revenues
Retail Communications	$695.8	$656.7	$549.9	$39.1	5.9%	$106.8	19.4%
Wholesale Telecommunications Services	672.3	687.9	716.4	(15.6)	(2.3)	(28.5)	(4.0)
Payment Services	202.5	193.5	154.7	9.0	4.6	38.8	25.2
Hosted Platform Solutions	45.0	50.0	56.8	(5.0)	(10.0)	(6.8)	(11.9)
Total Telecom Platform Services revenues	$1,615.6	$1,588.1	$1,477.8	$27.5	1.7%	$110.3	7.5%
Minutes of use
Retail Communications	9,596	9,418	8,385	178	1.9%	1,033	12.3%
Wholesale Telecommunications Services	19,190	22,365	21,370	(3,175)	(14.2)	995	4.7
Hosted Platform Solutions	802	888	1,032	(86)	(9.7)	(144)	(13.9)
Total minutes of use	29,588	32,671	30,787	(3,083)	(9.4)%	1,884	6.1%
Average revenue per minute
Retail Communications	$0.0725	$0.0697	$0.0656	$0.0028	4.0%	$0.0041	6.3%
Wholesale Telecommunications Services	0.0350	0.0307	0.0335	0.0043	13.9	(0.0028)	(8.2)

Retail Communications minutes of use increased 1.9% and 12.3% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year. In fiscal 2014 and fiscal 2013, the increases were driven by the volume growth in the U.S., which more than offset the decrease in minutes of use in Europe and South America. Minutes of use in Asia also decreased in fiscal 2014 compared to fiscal 2013, and increased in fiscal 2013 compared to fiscal 2012. Retail Communications’ revenues grew 5.9% and 19.4% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year. The revenue and minutes of use growth was led by penetration and acceptance of Boss Revolution within our U.S. retail distribution network as the number of active Boss Revolution retailers and customers increased, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. We launched Boss Revolution in the United Kingdom and Spain during fiscal 2012 and in Germany, Hong Kong, Singapore and Australia in the first half of fiscal 2013. In fiscal 2014, we launched Boss Revolution in Canada. Boss Revolution continues to attract new customers, and we are working to sustain that momentum by increasing our sales and marketing efforts in fiscal 2015. In fiscal 2014, we acquired the assets of an over-the-top messaging provider, and we have begun integrating its messaging service into our Boss Revolution calling app. We expect to introduce messaging within the app in the first half of calendar 2015. Retail Communications revenue comprised 43.1%, 41.3% and 37.2% of Telecom Platform Services’ revenue in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Wholesale Termination Services minutes of use decreased 14.2% and increased 4.7% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year. The decrease in fiscal 2014 compared to fiscal 2013 was primarily due to a significant decrease in minutes of use from our web-based prepaid termination service. The increase in fiscal 2013 compared to fiscal 2012 was the result of significant increases in the first half of fiscal 2013 from our web-based prepaid termination service as well as from wholesale carriers. Wholesale Termination Services’ revenues declined 2.3% and 4.0% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year as a result of an industry-wide increase in termination rates to certain key destinations in Southern Asia which resulted in a decline in revenues as well as direct cost of revenues. Wholesale Termination Services revenue comprised 41.6%, 43.3% and 48.5% of Telecom Platform Services’ revenue in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Payment Services’ revenues grew 4.6% and 25.2% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year. The increase was driven by growth in sales of our international airtime top-up offerings. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution payment platform. In the third quarter of fiscal 2013, we launched our domestic bill payment services in partnership with a licensed domestic bill pay provider. In addition, in fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution payment platform. As of July 31, 2014, we had money transmitter licenses in 45 of the 47 states where they are required as well as in Puerto Rico and Washington, D.C. Payment Services revenue comprised 12.5%, 12.2% and 10.5% of Telecom Platform Services’ revenue in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Hosted Platform Solutions’ revenues declined 10.0% and 11.9% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year. The decline in fiscal 2014 compared to fiscal 2013 was mostly due to a decrease in revenue from managed services, as well as a decrease in revenues from our cable telephony business, which is in harvest mode. The decline in fiscal 2013 compared to fiscal 2012 was due to a decrease in revenue from our cable telephony business and from call shops outside the U.S., which decreased due to price competition and migration to alternative wireless and IP-based services. Hosted Platform Solutions revenue comprised 2.8%, 3.2% and 3.8% of Telecom Platform Services’ revenues in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. Hosted Platform Solutions minutes of use decreased 9.7% and 13.9% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year. In fiscal 2014 compared to fiscal 2013, the decrease was primarily a result of the decline in minutes of use from managed services, and in fiscal 2013 compared to fiscal 2012, the decrease was due to a decline in minutes of use from call shops, managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services’ revenues declined 24.1% and 24.8% in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year, as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 6,200 as of July 31, 2014 compared to 7,800 as of July 31, 2013 and 10,500 as of July 31, 2012. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 28,500 as of July 31, 2014 compared to 35,700 as of July 31, 2013 and 45,200 as of July 31, 2012. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Direct cost of revenues
Telecom Platform Services	$1,358.6	$1,347.0	$1,259.1	$11.6	0.9%	$87.9	7.0%
Consumer Phone Services	4.9	6.3	8.6	(1.4)	(21.7)	(2.3)	(27.0)
Total direct cost of revenues	$1,363.5	$1,353.3	$1,267.7	$10.2	0.8%	$85.6	6.8%

Year ended July 31,	2014	2013	2012	2014 change from 2013	2013 change from 2012
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.1%	84.8%	85.2%	(0.7)%	(0.4)%
Consumer Phone Services	44.6	43.3	44.6	1.3	(1.3)
Total	83.8%	84.4%	84.7%	(0.6)%	(0.3)%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in fiscal 2014 compared to fiscal 2013 mainly due to the similar trends in Telecom Platform Services’ revenues. Direct cost of revenues in Telecom Platform Services increased in fiscal 2013 compared to fiscal 2012 primarily as a result of increases in the direct cost of revenues in Retail Communications and Payment Services, partially offset by a decrease in Wholesale Termination Services direct cost of revenues.

Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 70 basis points and 40 basis points in fiscal 2014 and fiscal 2013, respectively, compared to the prior fiscal year, as a result of the increases in average revenue per minute in both Retail Communications and Wholesale Termination Services in fiscal 2014 compared to fiscal 2013, and in Retail Communications’ average revenue per minute in fiscal 2013 compared to fiscal 2012. In addition, the decreases reflect the positive effect of the overall revenue mix, as the relatively higher-margin Retail Communications business comprised a larger share of Telecom Platform Services total revenue compared to Wholesale Termination Services.

Direct cost of revenues in our Consumer Phone Services segment decreased in fiscal 2014 and fiscal 2013 compared to the prior fiscal year primarily as a result of the declining customer base.

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Selling, general and administrative expenses
Telecom Platform Services	$198.8	$189.3	$182.6	$9.5	5.0%	$6.7	3.7%
Consumer Phone Services	4.3	6.4	6.6	(2.1)	(32.8)	(0.2)	(3.3)
Total selling, general and administrative expenses	$203.1	$195.7	$189.2	$7.4	3.8%	$6.5	3.4%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2014 and fiscal 2013 compared to the prior fiscal year was partially due to increases in employee compensation. We expanded our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. The increases in employee compensation were also due to annual payroll increases for a larger workforce. The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to the increase in third-party transaction processing costs and internal sales commissions, which are variable costs that closely track revenue performance. Third-party transaction processing costs increased in direct proportion to the rapid growth of sales on the Boss Revolution payment platform since many of the retailers on the Boss Revolution payment platform use credit cards to pay us for their purchases. Internal sales commissions grew as a direct result of our effort to grow and strengthen our retail direct sales force in the U.S. External legal fees significantly decreased in fiscal 2014 compared to fiscal 2013 since certain legal matters were resolved. Telecom Platform Services’ marketing and advertising costs increased in fiscal 2014 compared to fiscal 2013, and decreased in fiscal 2013 compared to fiscal 2012, primarily due to changes in costs incurred in the U.S. for our Retail Communications offerings. As a percentage of Telecom Platform Services’ revenues, Telecom Platform Services’ selling, general and administrative expenses was 12.3%, 11.9% and 12.4% in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2014 and fiscal 2013 compared to the prior fiscal year as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Depreciation and amortization
Telecom Platform Services	$13.8	$12.3	$14.2	$1.5	11.6%	$(1.9)	(13.2)%
Consumer Phone Services	—	—	—	—	—	—	—
Total depreciation and amortization	$13.8	$12.3	$14.2	$1.5	11.6%	$(1.9)	(13.2)%

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2014 compared to fiscal 2013 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software. The decrease in depreciation and amortization expense in fiscal 2013 compared to fiscal 2012 was due to lower levels of capital expenditures and more of our property, plant and equipment becoming fully depreciated. In addition, depreciation expense in fiscal 2013 was reduced by $0.7 million due to an adjustment in our estimate of capital expenditures subject to sales and use tax as a result of an audit.

(in millions) Year ended July 31,	2014	2013	2012
Telecom Platform Services-Other operating gains (losses), net
Gains (losses) related to legal matters, net	$0.7	$9.3	$(6.8)
Loss on settlement of litigation (a)	—	—	(11.0)
Gain on settlement of claim (b)	—	—	1.8
Total other operating gains (losses), net	$0.7	$9.3	$(16.0)

Other Operating Gains (Losses), net. Our Telecom Platform Services segment’s income from operations in fiscal 2012 included other operating (losses) gains, net as follows:

(a)	On October 12, 2011, we entered into a binding term sheet with T-Mobile USA, Inc. to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

(b)	On January 17, 2012, we received $1.8 million from Broadstripe, LLC in settlement of our claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with us upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Income from operations
Telecom Platform Services	$45.1	$48.7	$5.9	$(3.6)	(7.4)%	$42.8	723.3%
Consumer Phone Services	1.8	1.8	4.1	—	(1.5)	(2.3)	(55.1)
Total income from operations	$46.9	$50.5	$10.0	$(3.6)	(7.2)%	$40.5	406.3%

Zedge

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Revenues	$6.5	$5.8	$3.8	$0.7	12.5%	$2.0	53.2%
Direct cost of revenues	0.9	0.9	0.7	—	11.4	0.2	15.3
Selling, general and administrative	4.3	3.8	2.6	0.5	12.7	1.2	44.2
Depreciation	1.0	0.8	0.7	0.2	21.2	0.1	22.3
Income (loss) from operations	$0.3	$0.3	$(0.2)	$—	(7.7)%	$0.5	237.4%

Revenues. Zedge’s revenues are entirely derived from selling its advertising inventory across its Android and iOS apps and websites. Zedge launched its Android app in fiscal 2010 and its iOS app in fiscal 2013. Zedge’s revenues increased in fiscal 2014 compared to fiscal 2013 as a result of higher app usage and higher value ad units on its Android app as well as the introduction of advertising on its iOS app. In fiscal 2014, Zedge’s revenues were primarily from the Android and iOS apps, which totaled 84% of Zedge’s revenues in fiscal 2014 compared to 64% in fiscal 2013. Revenue from desktop and mobile websites, as expected, declined compared to prior fiscal years. Zedge’s revenues increased in fiscal 2013 compared to fiscal 2012 due to user base growth, its ability to optimize ad inventory performance and its direct distribution relationships with a number of premium game publishers. The growth in Total Installs and Active Installs for the Zedge Android and iOS apps are presented in the table below. “Total Installs” is the number of times the app has been downloaded. “Active Installs” is the number of unique active devices on which the application is currently installed and excludes any devices where the application was uninstalled or any devices that are no longer active. This increase in users was a primary driver of advertising revenue growth.

(in millions) July 31,	2014	2013	2012
Total Installs (Android and iOS)	111	72	38
Active Installs (Android and iOS)	49	31	19

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2014 and fiscal 2013 compared to the prior fiscal year primarily as a result of the increases in users. The increase in direct cost of revenues in fiscal 2014 compared to fiscal 2013 was lessened by a reduction in the rate of increase of certain direct costs as a result of renegotiated hosting and ad serving contracts. Direct cost of revenues as a percentage of revenues was 14.5%, 14.7% and 19.5% in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Selling, General and Administrative. The increase in selling, general and administrative expenses in fiscal 2014 compared to fiscal 2013 was due to increases in consulting expense related to business development, non-routine audit fees, and employee recruiting expense. The increase in selling, general and administrative expenses in fiscal 2013 compared to fiscal 2012 was primarily due to increases in developer headcount, which increased employee payroll. In addition, bonus expense increased in fiscal 2013 compared to fiscal 2012.

Depreciation. The increase in depreciation expense in fiscal 2014 and fiscal 2013 compared to the prior fiscal year was due to increases in depreciation of capitalized payroll costs of employees working on internal use software related to the iOS app and the Android app.

All Other

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Revenues	$18.4	$12.2	$5.4	$6.2	50.7%	$6.8	125.5%
Direct cost of revenues	(2.8)	(1.4)	(0.9)	(1.4)	(97.8)	(0.5)	(52.4)
Selling, general and administrative	(6.7)	(5.0)	(2.1)	(1.7)	(33.8)	(2.9)	(142.1)
Depreciation	(1.5)	(1.6)	(1.5)	0.1	7.7	(0.1)	(10.7)
Research and development	(10.0)	(7.2)	(4.6)	(2.8)	(39.8)	(2.6)	(56.8)
Impairment of building and improvements	—	(4.4)	—	4.4	100.0	(4.4)	nm
Other operating gain	0.6	—	—	0.6	nm	—	—
Loss from operations	$(2.0)	$(7.4)	$(3.7)	$5.4	72.4%	$(3.7)	(102.6)%

nm—not meaningful

Impairment of Building and Improvements. In fiscal 2013, we recorded an impairment charge of $4.4 million for the building and improvements that we own at 520 Broad Street, Newark, New Jersey. The following facts and circumstances indicated that the fair value of the building and improvements may be less than their carrying value at that time: (1) the building was not occupied and, at the time, we did not expect to occupy it, (2) economic uncertainty and sluggish leasing activity stalled a recovery of the real estate market in Newark, (3) there were no potential tenants, (4) no sale of the building had been completed and there were no other likely buyers, (5) the building would be expensive to redevelop and (6) the building was expected to remain vacant for the foreseeable future. We determined the fair value of the building and improvements based on estimates of an owner/user’s market rental rate net of costs of improvements and tenant work as well as the estimated value to an investor/developer after deducting costs of improvements and costs to achieve full occupancy. At both July 31, 2014 and 2013, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $37.7 million.

Other Operating Gain. In fiscal 2014, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom and Zedge in All Other. Following is the results of operations in fiscal 2014, fiscal 2013 and fiscal 2012 of Fabrix, which was included in All Other until it was sold in October 2014:

Fabrix

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Revenues	$16.6	$10.6	$3.6	$6.0	57.4%	$7.0	192.8%
Direct cost of revenues	2.8	1.4	0.9	1.4	97.8	0.5	52.4
Selling, general and administrative	4.1	3.1	0.9	1.0	36.9	2.2	234.8
Depreciation	0.4	0.3	0.2	0.1	18.3	0.1	102.5
Research and development	10.0	7.2	4.6	2.8	39.8	2.6	56.8
Loss from operations	$(0.7)	$(1.4)	$(3.0)	$0.7	46.8%	$1.6	53.1%

Revenue. Fabrix was our majority-owned venture that developed and licensed a proprietary video software platform optimized for cost effective cloud-based video storage, high throughput streaming and intelligent content distribution. This software was marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. Finally, in the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator. In fiscal 2014, fiscal 2013 and fiscal 2012, Fabrix received cash from these sales of $13.4 million, $16.0 million and $8.0 million, respectively. Fabrix generally recognized revenue for its software licenses and support from the date on which delivered orders were accepted by the customer over the term of the related software support agreements.

Corporate

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
General and administrative expenses	$14.8	$13.9	$13.0	$0.9	6.4%	$0.9	7.0%
Depreciation and amortization	—	0.1	0.3	(0.1)	(68.6)	(0.2)	(63.0)
Other operating loss (gain)	0.5	—	(0.1)	0.5	nm	0.1	100.0
Loss from operations	$15.3	$14.0	$13.2	$1.3	9.2%	$0.8	6.4%

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

General and Administrative. The increase in Corporate general and administrative expenses in fiscal 2014 compared to fiscal 2013 was primarily due to increases in accrued charitable contributions and legal fees. In fiscal 2014 and fiscal 2013, we accrued $1.4 million and $0.9 million, respectively, for contributions to the IDT Charitable Foundation. The increase in Corporate general and administrative expenses in fiscal 2013 compared to fiscal 2012 was primarily due to an increase in charitable contributions, as well as increases in payroll and related expenses and stock-based compensation expense. Corporate general and administrative expenses in fiscal 2014, fiscal 2013 and fiscal 2012 are net of amounts billed pursuant to the Transition Services Agreement to our former subsidiary Genie, and Corporate general and administrative expenses in fiscal 2014 are net of fees charged to Straight Path pursuant to its Transition Services Agreement. The fees charged to Genie, net of amounts charged by Genie to us, were $2.9 million, $3.3 million and $2.0 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The fees charged to Straight Path were $0.8 million in fiscal 2014. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses was unchanged at 0.9% in each of fiscal 2014, fiscal 2013 and fiscal 2012.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $5.4 million, $5.9 million and $3.3 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

At July 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $5.0 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period, of which $3.1 million is expected to be recognized in fiscal 2015, $1.1 million is expected to be recognized in fiscal 2016, $0.4 million is expected to be recognized in fiscal 2017, $0.2 million is expected to be recognized in fiscal 2018, and $0.2 million is expected to be recognized in fiscal 2019.

(in millions)				2014 change from 2013		2013 change from 2012
Year ended July 31,	2014	2013	2012	$	%	$	%
Income (loss) from operations	$29.8	$29.4	$(7.1)	$0.4	1.5%	$36.5	514.2%
Interest expense, net	(0.2)	(0.8)	(3.0)	0.6	82.0	2.2	72.4
Other (expense) income, net	(4.7)	5.4	(1.8)	(10.1)	(187.3)	7.2	404.6
(Provision for) benefit from income taxes	(4.0)	(15.9)	42.8	11.9	74.9	(58.7)	(137.1)
Income from continuing operations	21.0	18.1	30.9	2.9	16.2	(12.8)	(41.6)
Discontinued operations, net of tax	—	(4.7)	7.8	4.7	100.0	(12.5)	(159.0)
Net income	21.0	13.4	38.7	7.6	56.3	(25.3)	(65.3)
Net income attributable to noncontrolling interests	(2.2)	(1.8)	(0.1)	(0.4)	(21.2)	(1.7)	nm
Net income attributable to IDT Corporation	$18.8	$11.6	$38.6	$7.2	61.8%	$(27.0)	(70.0)%

nm—not meaningful

Interest Expense, net. The decrease in interest expense, net in fiscal 2014 compared to fiscal 2013 was due to a decrease in interest expense and an increase in interest income. The decrease in interest expense, net in fiscal 2013 compared to fiscal 2012 was due to a decrease in interest expense, partially offset by a decrease in interest income.

Other (Expense) Income, net. Other (expense) income, net consists of the following:

(in millions) Year ended July 31,	2014	2013	2012
Foreign currency transaction (losses) gains	$(5.9)	$2.5	$(2.9)
Gain on investments	1.2	2.7	1.2
Gain on modification and early termination of loan payable	—	0.2	—
Other	—	—	(0.1)
TOTAL	$(4.7)	$5.4	$(1.8)

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

Income Taxes. The decline in income tax expense in fiscal 2014 compared to fiscal 2013 was primarily due to the decrease in income from continuing operations before income taxes in fiscal 2014 compared to fiscal 2013.

The benefit from income taxes in fiscal 2012 was primarily due to the $36.9 million reversal of a portion of our valuation allowance in the United States. In fiscal 2012, we determined that it was more likely than not that a portion of our deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. We based our determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in that period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis included financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses are incurred. Based on our projections, we expected that we would generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing our net operating loss carryover through this period. Accordingly, we concluded that a portion of our U.S. jurisdiction core business assets did not require a full valuation allowance. In fiscal 2013 and fiscal 2014, we updated the analysis and concluded that the valuation allowance related to our core U.S. business should be maintained at the current level and will be reevaluated as warranted. In addition, in fiscal 2014, we determined that our valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $4.1 million from the full recognition of the IDT Global deferred tax assets.

We did not release any of the valuation allowances that related to our former Straight Path Spectrum business since it was not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations. We did not release any of the valuation allowances related to our foreign operations in fiscal 2013 or fiscal 2012 as it was not more likely than not that the assets will be utilized based upon the earnings history and the profitability projections.

In September 2013, the IRS and the Department of the Treasury issued final regulations regarding when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted. The IRS and the Department of the Treasury have also separately proposed regulations about disposal of depreciable property. The changes will apply to taxable years beginning on or after January 1, 2014. A taxpayer may choose to apply the regulations to taxable years beginning on or after January 1, 2012. We are still analyzing the effect of these new regulations and no decision has been made as to an early adoption. We do not expect a material impact to our results of operations, financial position or cash flows if we adopt these regulations early.

Discontinued Operations, net of tax. The loss from discontinued operations, net of tax in fiscal 2013 was due to Straight Path’s net loss of $4.6 million.

Discontinued operations, net of tax in fiscal 2012 included Genie’s net income of $1.0 million for the period from August 1, 2011 through October 28, 2011, the date that we completed the Genie Spin-Off, plus Straight Path’s net income of $4.8 million in fiscal 2012. In addition, discontinued operations, net of tax in fiscal 2012 included a gain of $2.0 million related to the sale of IDT Entertainment to Liberty Media in the first quarter of fiscal 2007. In September 2011, we and Liberty Media executed an agreement to settle and resolve all claims related to the additional consideration that we were eligible to receive for IDT Entertainment based upon any appreciation in its value over the five-year period that ended in August 2011, as well as certain other disputes and claims. Liberty Media paid us $2.0 million in September 2011 in consideration for the settlement and related releases.

Net Income Attributable to Noncontrolling Interests. The increase in the net income attributable to noncontrolling interests in fiscal 2014 compared to fiscal 2013 was due to an increase in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries, the Straight Path Spin-Off which reduced the net loss attributable to noncontrolling interests, and a decrease in the net loss attributable to noncontrolling interests in Fabrix. The increase in the net income attributable to noncontrolling interests in fiscal 2013 compared to fiscal 2012 was primarily due to the deconsolidation of Genie on October 28, 2011, as well as the increase in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries and the decrease in the net loss attributable to noncontrolling interests in Fabrix, partially offset by the increase in the net loss attributable to noncontrolling interests in Straight Path IP Group.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2015 and the balance of cash, cash equivalents and marketable securities that we held as of July 31, 2014 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2015.

As of July 31, 2014, we had cash, cash equivalents and marketable securities of $166.7 million and a deficit in working capital (current liabilities in excess of current assets) of $29.1 million. As of July 31, 2014, we also had $9.5 million in investments in hedge funds, of which $0.1 million was included in “Other current assets” and $9.4 million was included in “Investments” in our consolidated balance sheet.

On October 8, 2014, we completed the sale of our interests in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price, net of transaction costs, is expected to be approximately $73 million in cash. We and the other shareholders have placed $13 million of our proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches over a period of 18 months.

As of July 31, 2014, we had aggregate restricted cash and cash equivalents of $68.5 million, of which $65.7 million was included in “Restricted cash and cash equivalents-short-term” and $2.8 million was included in “Restricted cash and cash equivalents-long-term” in our consolidated balance sheet. Our restricted cash and cash equivalents include, among other amounts, restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services, our Gibraltar-based bank. We expect customer deposits and the offsetting restricted cash and cash equivalents will continue to increase in fiscal 2015.

IDT Payment Services and IDT Financial Services set aside certain cash balances in accordance with banking regulations, credit card issuer requirements or license compliance. The balances are not legally restricted, however we treat these balances as substantially restricted and unavailable for other purposes. At July 31, 2014, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $12.9 million set aside by IDT Payment Services and IDT Financial Services that was unavailable for other purposes.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $270 million at July 31, 2014. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

(in millions) Year ended July 31,	2014	2013	2012
Cash flows provided by (used in)
Operating activities	$45.7	$57.2	$34.5
Investing activities	(18.9)	(25.6)	(4.4)
Financing activities	(25.4)	(36.4)	(125.6)
Effect of exchange rate changes on cash and cash equivalents	0.8	1.2	(2.3)
Increase (decrease) in cash and cash equivalents from continuing operations	2.2	(3.6)	(97.8)
Discontinued operations	—	(3.0)	3.0
Increase (decrease) in cash and cash equivalents	$2.2	$(6.6)	$(94.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In fiscal 2014, fiscal 2013 and fiscal 2012, Fabrix received $13.4 million, $16.0 million and $8.0 million, respectively, in cash from sales of software licenses and support services.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. In fiscal 2014, we paid $1.0 million in connection with this obligation. At July 31, 2014, our estimated liability for this obligation was $1.9 million.

On October 12, 2011, we entered into a binding term sheet with T-Mobile to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, we paid T-Mobile $10 million. We incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

Investing Activities

Our capital expenditures were $17.0 million in fiscal 2014 compared to $14.5 million in fiscal 2013 and $10.8 million in fiscal 2012. We currently anticipate that total capital expenditures in fiscal 2015 will be approximately $26.5 million, which includes expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

In fiscal 2013, we made a deposit of $1.0 million for the purchase of a leasehold interest in an office building in New Jersey.

In fiscal 2014, fiscal 2013 and fiscal 2012, we used cash of $0.2 million, $1.2 million and nil, respectively, for an acquisition and additional investments. In fiscal 2014, we acquired the assets of an over-the-top messaging provider, and we have begun integrating its messaging service into our wholesale and retail offerings.

We received $1.0 million, $0.1 million and $3.2 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $0.6 million in fiscal 2014 related to water damage in our building located at 520 Broad Street, Newark, New Jersey, that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in fiscal 2014.

In fiscal 2014 and fiscal 2013, we used cash of $20.7 million and $11.4 million, respectively, to purchase marketable securities. We did not purchase any marketable securities in fiscal 2012.

Proceeds from maturities and sales of marketable securities were $17.3 million and $1.7 million in fiscal 2014 and fiscal 2013, respectively. There were no maturities or sales of marketable securities in fiscal 2012.

We received cash of $3.3 million in fiscal 2012 from the maturity of certificates of deposit.

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

In fiscal 2014, we paid aggregate cash dividends of $0.59 per share on our Class A common stock and Class B common stock, or $13.6 million in total. In fiscal 2013, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total. In fiscal 2012, we paid aggregate cash dividends of $0.66 per share on our Class A common stock and Class B common stock, or $15.0 million in total. On October 3, 2014, we paid a dividend of $0.17 per share for the fourth quarter of fiscal 2014 to holders of record of our Class A common stock and Class B common stock as of the close of business on September 29, 2014.

We distributed cash of $1.9 million, $2.2 million and $1.6 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, to the noncontrolling interests in certain of our subsidiaries.

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

We received proceeds from the exercise of our stock options of $0.6 million in fiscal 2014 and $0.9 million in fiscal 2013. No options were exercised in fiscal 2012.

We repaid capital lease obligations of $1.8 million in fiscal 2012. We had no capital lease obligations in fiscal 2014 or fiscal 2013.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2015. At July 31, 2014, there was $13.0 million outstanding under the facility at an interest rate of 1.65% per annum. In August 2014, we repaid the $13.0 million loan payable. In fiscal 2014 and fiscal 2013, we borrowed $56.0 million and $21.9 million, respectively, under the facility, and we repaid $64.1 million and $8.0 million, respectively. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At July 31, 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $73.7 million.

Repayments of other borrowings were $0.3 million, $21.3 million and $0.3 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. On April 30, 2013, the holder of the note payable secured by the mortgage on our building located at 520 Broad Street, Newark, New Jersey entered into an agreement with us to settle all of our disputes. In connection with this agreement, on May 1, 2013, we paid them $21.1 million and they released us from the note and discharged the mortgage.

In fiscal 2014, fiscal 2013 and fiscal 2012, we paid $1.0 million, $0.3 million and $0.2 million, respectively to repurchase shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases in fiscal 2014. In fiscal 2013, we repurchased 77,843 shares of our Class B common stock for an aggregate purchase price of $0.8 million. In fiscal 2012, we repurchased 0.3 million shares of our Class B common stock for an aggregate purchase price of $2.6 million. As of July 31, 2014, 5.1 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased to $80.8 million at July 31, 2014 from $78.2 million at July 31, 2013 primarily due to a $2.2 million increase in Fabrix’ gross trade accounts receivable balance from sales in June and July 2014.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 14.2% at July 31, 2014 and 16.7% at July 31, 2013 as a result of the decline in the allowance for doubtful accounts at IDT Telecom and an increase in the gross trade accounts receivable balance at Fabrix.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of calling cards and other prepaid products and from Fabrix’s sales of software licenses. Deferred revenue increased to $101.2 million at July 31, 2014 from $91.2 million at July 31, 2013 primarily as a result of a $8.4 million increase in IDT Telecom’s deferred revenues, primarily in the U.S., and a $1.5 million increase in deferred revenues from sales of Fabrix’s software licenses and support services.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments as of July 31, 2014:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Operating leases	$7.3	$2.8	$2.5	$1.8	$0.2
Purchase commitments	2.3	2.3	—	—	—
Revolving credit loan and notes payable (including interest)	20.1	13.7	6.4	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$29.7	$18.8	$8.9	$1.8	$0.2

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$3.7	$0.9	$2.8	$—	$—

(1)	The above table does not include an aggregate of $10.0 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2014, we had aggregate performance bonds of $10.0 million outstanding.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 30%, 23% and 29% of our consolidated revenues from continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of July 31, 2014, the carrying value of our marketable securities and investments in hedge funds were $12.9 million and $9.5 million, respectively. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 8. Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the report of the independent registered public accounting firm thereon starting on page F-1 are included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Management based this assessment on criteria for effective internal control over financial reporting described in the 1992 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2014.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 46 and 47.

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas—Chairman of the Board

Shmuel Jonas—Chief Executive Officer

Marcelo Fischer—Senior Vice President—Finance

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Corporate Secretary

Menachem Ash—Executive Vice President of Strategy and Legal Affairs

Bill Pereira—Chief Executive Officer, President and Co-Chairman of IDT Telecom

Directors

Howard S. Jonas—Chairman of the Board

Bill Pereira—Chief Executive Officer, President and Co-Chairman of IDT Telecom

Michael Chenkin - Certified Public Accountant; previously worked in the Audit Department of Coopers and Lybrand and as a consultant to the securities industry

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2014, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Principal Financial Officer certifying the quality of our public disclosure. In December 2013, our Chief Executive Officer submitted to the New York Stock Exchange a certificate certifying that he was not aware of any violations by us of the New York Stock Exchange corporate governance listing standards.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2014, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2014, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2014, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2014, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	The exhibits listed in paragraph (b) of this item. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.06 and 10.08 are management contracts or compensatory plans or arrangements.

(b) Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Agreement, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.02(3)	Warrant to Purchase Common Stock, entered into as of October 21, 2009 between the Registrant and James A. Courter.

10.03(4)	Third Amended and Restated Employment Agreement, dated December 20, 2013, between the Registrant and Howard S. Jonas.

10.04(5)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(6)	2005 Stock Option and Incentive Plan of IDT Corporation, as amended.

10.06(7)	Employment Agreement, dated November 22, 2011, between IDT Corporation and Bill Pereira.

10.7(8)	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

10.8(9)	Stock Grant Agreement between the Registrant and Howard Jonas, dated December 27, 2012.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2009.

(3)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2006, filed October 16, 2006.

(4)	Incorporated by reference to Form 8-K/A, filed December 27, 2013.

(5)	Incorporated by reference to Schedule 14A, filed November 3, 2004.

(6)	Incorporated by reference to Schedule 14A, filed November 7, 2011.

(7)	Incorporated by reference to Form 8-K, filed November 29, 2011.

(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2012, filed October 15, 2012

(9)	Incorporated by reference to Form 8-K, filed December 31, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date:    October 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer (Principal Executive Officer)	October 14, 2014
Shmuel Jonas

/s/ Howard S. Jonas	Chairman of the Board	October 14, 2014
Howard S. Jonas

/s/ Marcelo Fischer	Senior Vice President—Finance (Principal Financial Officer)	October 14, 2014
Marcelo Fischer

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 14, 2014
Mitch Silberman	(Principal Accounting Officer)

/s/ Bill Pereira	Director	October 14, 2014
Bill Pereira

/s/ Michael Chenkin	Director	October 14, 2014
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 14, 2014
Eric F. Cosentino

/s/ Judah Schorr	Director	October 14, 2014
Judah Schorr

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, the Company’s management used the criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2014 was effective in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2014.

/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer

/s/ Marcelo Fischer
Marcelo Fischer
Senior Vice President—Finance (Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2014, based on criteria established in the 1992 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2014, based on the criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2014, and our report dated October 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2014

IDT Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2014, based on criteria established in the 1992 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2014

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$153,823	$151,600
Restricted cash and cash equivalents—short-term	65,706	34,988
Marketable securities	12,873	9,684
Trade accounts receivable, net of allowance for doubtful accounts of $11,507 and $13,079 at July 31, 2014 and 2013, respectively	69,330	65,078
Prepaid expenses	21,799	19,175
Deferred income tax assets, net—current portion	2,953	1,689
Other current assets	12,381	12,730
TOTAL CURRENT ASSETS	338,865	294,944
Property, plant and equipment, net	81,760	80,742
Goodwill	14,830	14,807
Other intangibles, net	1,742	1,390
Investments	10,008	9,605
Restricted cash and cash equivalents—long-term	2,763	2,767
Deferred income tax assets, net—long-term portion	16,248	20,000
Other assets	14,715	11,152
TOTAL ASSETS	$480,931	$435,407
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving credit loan payable	$13,000	$21,062
Trade accounts payable	42,135	39,323
Accrued expenses	142,528	145,432
Deferred revenue	101,165	91,227
Customer deposits	62,685	28,663
Income taxes payable	732	761
Dividends payable	—	1,837
Notes payable—current portion	271	535
Other current liabilities	5,468	4,829
TOTAL CURRENT LIABILITIES	367,984	333,669
Notes payable—long-term portion	6,353	6,624
Other liabilities	5,430	5,978
TOTAL LIABILITIES	379,767	346,271
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2014 and 2013	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,587 and 24,275 shares issued and 21,653 and 21,397 shares outstanding at July 31, 2014 and 2013, respectively	246	243
Additional paid-in capital	392,858	388,533
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,934 and 2,878 shares of Class B common stock at July 31, 2014 and 2013, respectively	(99,841)	(98,836)
Accumulated other comprehensive income	3,668	2,341
Accumulated deficit	(196,725)	(203,711)
Total IDT Corporation stockholders’ equity	100,239	88,603
Noncontrolling interests	925	533
TOTAL EQUITY	101,164	89,136
TOTAL LIABILITIES AND EQUITY	$480,931	$435,407

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2014	2013	2012
REVENUES	$1,651,541	$1,620,617	$1,506,283
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,367,266	1,355,573	1,269,386
Selling, general and administrative (i)	228,934	218,469	206,906
Depreciation and amortization	16,318	14,910	16,648
Research and development	10,018	7,166	4,569
Impairment of building and improvements	—	4,359	—
TOTAL COSTS AND EXPENSES	1,622,536	1,600,477	1,497,509
Other operating gains (losses), net	835	9,251	(15,870)
Income (loss) from operations	29,840	29,391	(7,096)
Interest expense, net	(148)	(824)	(2,985)
Other (expense) income, net	(4,700)	5,383	(1,767)
Income (loss) from continuing operations before income taxes	24,992	33,950	(11,848)
(Provision for) benefit from income taxes	(3,982)	(15,872)	42,782
Income from continuing operations	21,010	18,078	30,934
Discontinued operations, net of tax:
(Loss) income from discontinued operations	—	(4,634)	5,851
Income on sale of discontinued operations	—	—	2,000
Total discontinued operations	—	(4,634)	7,851
NET INCOME	21,010	13,444	38,785
Net income attributable to noncontrolling interests	(2,226)	(1,837)	(137)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$18,784	$11,607	$38,648
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$18,784	$16,048	$29,901
(Loss) income from discontinued operations	—	(4,441)	8,747
Net income	$18,784	$11,607	$38,648
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$0.85	$0.77	$1.45
(Loss) income from discontinued operations	—	(0.21)	0.42
Net income	$0.85	$0.56	$1.87
Weighted-average number of shares used in calculation of basic earnings per share	22,009	20,876	20,717
Diluted:
Income from continuing operations	$0.82	$0.72	$1.36
(Loss) income from discontinued operations	—	(0.20)	0.39
Net income	$0.82	$0.52	$1.75
Weighted-average number of shares used in calculation of diluted earnings per share	22,937	22,315	22,060
(i) Stock-based compensation included in selling, general and administrative expenses	$5,382	$5,875	$3,325

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2014	2013	2012
NET INCOME	$21,010	$13,444	$38,785
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale securities	(8)	(1)	4
Foreign currency translation adjustments	1,335	2,092	(2,272)
Other comprehensive income (loss)	1,327	2,091	(2,268)
COMPREHENSIVE INCOME	22,337	15,535	36,517
Comprehensive income attributable to noncontrolling interests	(2,226)	(1,789)	(256)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$20,111	$13,746	$36,261

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders								Noncontrolling Interests
							Accumulated
	Class A		Class B		Additional		Other			Receivable for
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	issuance of	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	equity	Equity
BALANCE AT JULY 31, 2011	3,272	$33	23,586	$236	$520,732	$(94,941)	$3,027	$(219,992)	$(4,305)	$(1,000)	$203,790
Dividends declared ($0.66 per share)	—	—	—	—	—	—	—	(15,014)	—	—	(15,014)
Restricted Class B common stock purchased from employee	—	—	—	—	—	(210)	—	—	—	—	(210)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(2,606)	—	—	—	—	(2,606)
Stock-based compensation	—	—	—	—	3,605	—	—	—	—	—	3,605
Restricted stock issued to employees and directors	—	—	433	4	(4)	—	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	93	1	910	—	—	—	—	—	911
Sale of stock of subsidiary	—	—	—	—	(78)	—	—	—	211	—	133
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,580)	—	(1,580)
Other	—	—	—	—	—	—	—	—	225	—	225
Genie Spin-Off	—	—	—	—	(129,296)	—	(438)	—	5,688	1,000	(123,046)
Other comprehensive (loss) income	—	—	—	—	—	—	(2,387)	—	119	—	(2,268)
Net income for the year ended July 31, 2012	—	—	—	—	—	—	—	38,648	137	—	38,785
BALANCE AT JULY 31, 2012	3,272	33	24,112	241	395,869	(97,757)	202	(196,358)	495	—	102,725

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders								Noncontrolling Interests
							Accumulated
	Class A		Class B		Additional		Other			Receivable for
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	issuance of	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	equity	Equity
Dividends declared ($0.83 per share)	—	—	—	—	—	—	—	(18,960)	—	—	(18,960)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(301)	—	—	—	—	(301)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(778)	—	—	—	—	(778)
Exercise of stock options	—	—	62	1	920	—	—	—	—	—	921
Stock-based compensation	—	—	—	—	6,412	—	—	—	204	—	6,616
Restricted stock issued to employees and directors	—	—	49	1	(1)	—	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	52	—	932	—	—	—	—	—	932
Purchases of stock of subsidiary	—	—	—	—	(1,795)	—	—	—	(9)	—	(1,804)
Sale of stock of subsidiary	—	—	—	—	(58)	—	—	—	203	—	145
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,245)	—	(2,245)
Exercise of stock options in subsidiary	—	—	—	—	3	—	—	—	6	—	9
Straight Path Spin-Off	—	—	—	—	(13,749)	—	—	—	90	—	(13,659)
Other comprehensive income (loss)	—	—	—	—	—	—	2,139	—	(48)	—	2,091
Net income for the year ended July 31, 2013	—	—	—	—	—	—	—	11,607	1,837	—	13,444
BALANCE AT JULY 31, 2013	3,272	33	24,275	243	388,533	(98,836)	2,341	(203,711)	533	—	89,136

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders								Noncontrolling Interests
							Accumulated
	Class A		Class B		Additional		Other			Receivable for
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	issuance of	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	equity	Equity
Dividends declared ($0.51 per share)	—	—	—	—	—	—	—	(11,798)	—	—	(11,798)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,005)	—	—	—	—	(1,005)
Exercise of stock options	—	—	46	—	606	—	—	—	3	—	609
Stock-based compensation	—	—	—	—	5,332	—	—	—	30	—	5,362
Restricted stock issued to employees and directors	—	—	194	2	(2)	—	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	72	1	1,167	—	—	—	—	—	1,168
Purchases of stock of subsidiary	—	—	—	—	(1,154)	—	—	—	21	—	(1,133)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,888)	—	(1,888)
Adjustment to liabilities in connection with the Straight Path Spin-Off	—	—	—	—	(1,624)	—	—	—	—	—	(1,624)
Other comprehensive income	—	—	—	—	—	—	1,327	—	—	—	1,327
Net income for the year ended July 31, 2014	—	—	—	—	—	—	—	18,784	2,226	—	21,010
BALANCE AT JULY 31, 2014	3,272	$33	24,587	$246	$392,858	$(99,841)	$3,668	$(196,725)	$925	$—	$101,164

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2014	2013	2012
OPERATING ACTIVITIES
Net income	$21,010	$13,444	$38,785
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss (income) from discontinued operations	—	4,634	(7,851)
Depreciation and amortization	16,318	14,910	16,648
Impairment of building and improvements	—	4,359	—
Deferred income taxes	2,487	15,198	(37,925)
Provision for doubtful accounts receivable	500	2,743	2,098
Net realized gains from investments	—	(586)	—
Gain on proceeds from insurance	(571)	—	—
Interest in the equity of investments	(1,282)	(1,968)	(1,157)
Stock-based compensation	5,382	5,875	3,325
Change in assets and liabilities:
Restricted cash and cash equivalents	(25,292)	(23,006)	(7,733)
Trade accounts receivable	(1,363)	17,606	8,728
Prepaid expenses, other current assets and other assets	(4,628)	2,890	(2,100)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(5,914)	(22,578)	10,703
Customer deposits	30,186	17,998	9,057
Income taxes payable	(29)	(576)	(4,721)
Deferred revenue	8,917	6,253	6,666
Net cash provided by operating activities	45,721	57,196	34,523
INVESTING ACTIVITIES
Capital expenditures	(17,021)	(14,537)	(10,830)
Deposit on purchase of leasehold interest in building	—	(950)	—
Collection of notes receivable, net	—	750	—
Cash used for acquisition and purchase of investments	(175)	(1,219)	—
Proceeds from sales and redemptions of investments	1,038	114	3,169
Purchases of other intangibles	(250)	(93)	—
Proceeds from sale of building	250	—	—
Proceeds from insurance	571	—	—
Purchases of marketable securities	(20,658)	(11,414)	—
Proceeds from maturities and sales of marketable securities	17,323	1,712	—
Proceeds from maturities of certificates of deposit	—	—	3,300
Net cash used in investing activities	(18,922)	(25,637)	(4,361)
FINANCING ACTIVITIES
Cash of subsidiaries deconsolidated as a result of spin-offs	—	(15,000)	(104,243)
Dividends paid	(13,635)	(17,123)	(15,014)
Distributions to noncontrolling interests	(1,888)	(2,245)	(1,580)
Purchases of stock of subsidiary	(1,133)	(1,804)	—
Proceeds from sales of stock and exercise of stock options of subsidiary	—	154	133
Proceeds from exercise of stock options	609	921	—
Repayments of capital lease obligations	—	—	(1,781)
Proceeds from revolving credit loan payable	56,000	21,062	—
Repayments of revolving credit loan payable and other borrowings	(64,318)	(21,304)	(332)
Repurchases of Class B common stock	(1,005)	(1,079)	(2,816)
Net cash used in financing activities	(25,370)	(36,418)	(125,633)
DISCONTINUED OPERATIONS
Net cash used in operating activities	—	(2,638)	(1,984)
Net cash (used in) provided by investing activities	—	(350)	4,992
Net cash (used in) provided by discontinued operations	—	(2,988)	3,008
Effect of exchange rate changes on cash and cash equivalents	794	1,241	(2,335)
Net increase (decrease) in cash and cash equivalents	2,223	(6,606)	(94,798)
Cash and cash equivalents (including discontinued operations) at beginning of year	151,600	158,206	253,004
Cash and cash equivalents (including discontinued operations) at end of year	153,823	151,600	158,206
Less cash and cash equivalents of discontinued operations at end of year	—	—	(2,598)
Cash and cash equivalents (excluding discontinued operations) at end of year	$153,823	$151,600	$155,608
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$743	$1,286	$3,621
Cash payments made for income taxes	$1,115	$483	$1,049
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Adjustment to liabilities in connection with the Straight Path Spin-Off	$1,624	—	$—
Escrow account balances included in other current assets used to reduce notes payable	$—	$1,976	$—
Net liabilities (assets) excluding cash and cash equivalents of subsidiaries deconsolidated as a result of spin-offs	$—	$1,341	$(18,803)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications and payment industries. The Company has three reportable business segments, Telecom Platform Services, Consumer Phone Services and Zedge Holdings, Inc. (“Zedge”). Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Zedge owns and operates an online platform for mobile phone consumers interested in obtaining free, high-quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. Operating segments not reportable individually are included in All Other. All Other includes Fabrix Systems Ltd. (“Fabrix”), a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. The Company sold Fabrix in October 2014 (see Note 22). All Other also includes the Company’s real estate holdings and other, smaller, businesses.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. At July 31, 2014 and 2013, the Company had $9.4 million and $8.1 million, respectively, in investments accounted for using the equity method, and $1.8 million and $1.5 million, respectively, in investments accounted for using the cost method. Equity and cost method investments are included in “Other current assets” or “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

Reclassifications

Certain prior year amounts were reclassified to conform to the current year’s presentation:

●	In the consolidated balance sheet, $4.6 million previously included in “Restricted cash and cash equivalents—long-term” at July 31, 2013 was reclassified to “Cash and cash equivalents”;

●	In the consolidated statements of cash flows, cash used for “Restricted cash and cash equivalents” in the years ended July 31, 2013 and 2012 of $2.1 million and $2.0 million, respectively, was reclassified to “Cash and cash equivalents”; and

●	In the consolidated statement of cash flows, $8.7 million previously included in “Restricted cash and cash equivalents” at July 31, 2011 was reclassified to “Cash and cash equivalents”.

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

Revenue from Fabrix for software licenses and maintenance support was deferred and recognized on a straight-line basis from the date on which delivered orders were accepted by the customer over the period that the support was expected to be provided since sufficient vendor-specific objective evidence of fair value to allocate revenues to the various deliverables did not exist in fiscal 2014, fiscal 2013 or fiscal 2012.

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

Direct cost of revenues for Fabrix consisted primarily of customer support expenses.

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

Substantially Restricted Cash and Cash Equivalents

IDT Payment Services, which provides the Company’s international money transfer services in the United States, and IDT Financial Services set aside certain cash balances in accordance with banking regulations, credit card issuer requirements or license compliance. These balances are included in “Cash and cash equivalents” in the Company’s consolidated balance sheet. The balances are not legally restricted, however the Company treats these balances as substantially restricted and unavailable for other purposes.

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

Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the relevant trademark and patent licenses. The fair value of technology and domain names, customer lists, and trademark acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: technology and domain names are amortized on a straight-line basis over the 3 year estimated useful lives; customer lists are amortized ratably over the approximately 15 year period of expected cash flows; and trademark is amortized on a straight-line basis over the 5 year period of expected cash flows.

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

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2014, fiscal 2013 and fiscal 2012, advertising expense was $17.2 million, $13.1 million and $17.0 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs were primarily incurred by Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2014, fiscal 2013 and fiscal 2012 was $7.6 million, $6.3 million and $5.8 million, respectively. Unamortized capitalized internal use software costs at July 31, 2014 and 2013 were $13.2 million and $10.2 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2014	2013	2012
Basic weighted-average number of shares	22,009	20,876	20,717
Effect of dilutive securities:
Stock options	92	9	—
Non-vested restricted Class B common stock	836	1,430	1,343
Diluted weighted-average number of shares	22,937	22,315	22,060

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2014	2013	2012
Shares excluded from the calculation of diluted earnings per share	70	611	619

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

Taxes Collected from Customers and Remitted to Governmental Authorities

The Company collects taxes from its customers that are remitted to governmental authorities in the normal course of its operations. These taxes, which are imposed on or are concurrent with specific revenue-producing transactions, include Universal Service Fund (“USF”) charges, sales, use, value added and certain excise taxes. The Company currently records USF charges that are billed to customers on a gross basis in its results of operations, and records other taxes on a net basis. USF charges in the amount of $0.6 million, $0.8 million and $1.1 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2014, fiscal 2013 or fiscal 2012. However, the Company’s five largest customers collectively accounted for 12.0%, 10.0% and 8.1% of its consolidated revenues from continuing operations in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 22.1% and 16.6% of the consolidated gross trade accounts receivable at July 31, 2014 and 2013, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail, wholesale and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale termination customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions(1)	Balance at end of year
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$13,079	$500	$(2,072)	$11,507
2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$13,044	$2,743	$(2,708)	$13,079
2012
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$15,364	$2,098	$(4,418)	$13,044

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Recently Adopted Accounting Standard

In April 2014, an accounting standard update was issued that changed the criteria for reporting discontinued operations and enhanced convergence of U.S. GAAP and IFRS reporting requirements for discontinued operations. The amendments in the update raise the threshold for a disposal to qualify as a discontinued operation and require new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. Early adoption is permitted but only for disposals (or classifications as held for sale) that have not been reported in previously issued financial statements. The Company adopted this standard update as of August 1, 2014. In accordance with this standard update, the Company does not expect the sale of Fabrix in October 2014 to qualify as a discontinued operation. The Company is unable to determine at this time whether the adoption of this standard update will have further effect on its financial position, results of operations or cash flows in the future for other disposals.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2—Discontinued Operations

Straight Path Communications, Inc.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Straight Path Communications Inc., to the Company’s stockholders of record as of the close of business on July 25, 2013. At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc., which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of the Company’s stockholders received one share of Straight Path Class A common stock for every two shares of the Company’s Class A common stock and one share of Straight Path Class B common stock for every two shares of the Company’s Class B common stock held of record as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary Financial Data of Discontinued Operations

Revenues, income before income taxes and net income (loss) of Straight Path and Genie, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2014	2013	2012
REVENUES
Straight Path	$—	$1,130	$553
Genie	—	—	45,796
TOTAL	$—	$1,130	$46,349
(LOSS) INCOME BEFORE INCOME TAXES
Straight Path	$—	$(4,621)	$4,862
Genie	—	—	2,609
TOTAL	$—	$(4,621)	$7,471
NET (LOSS) INCOME
Straight Path	$—	$(4,634)	$4,836
Genie	—	—	1,015
TOTAL	$—	$(4,634)	$5,851

Note 3—Marketable Securities

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2014
Available-for-sale securities:
Certificates of deposit*	$10,375	$—	$—	$10,375
Equity securities	31	—	(9)	22
Municipal bonds	2,475	1	—	2,476
TOTAL	$12,881	$1	$(9)	$12,873
July 31, 2013
Available-for-sale securities:
Certificates of deposit*	$8,786	$—	$—	$8,786
Municipal bonds	898	—	—	898
TOTAL	$9,684	$—	$—	$9,684

*Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $17.3 million, $1.7 million and nil in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. There were no realized gains or losses from sales of available-for-sale securities in fiscal 2014, fiscal 2013 and fiscal 2012. In fiscal 2014, the Company recorded a loss of $0.1 million for the other than temporary decline in market value of its equity securities.

The contractual maturities of the Company’s available-for-sale securities at July 31, 2014 were as follows:

(in thousands)	Fair Value
Within one year	$12,851
After one year through five years	—
After five years through ten years	—
After ten years	—
TOTAL	$12,851

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—Fair Value Measurements

The following table presents the balance of assets measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2014
Available-for-sale securities	$—	$12,873	$—	$12,873
July 31, 2013
Available-for-sale securities	$—	$9,684	$—	$9,684

At July 31, 2014 and 2013, the Company did not have any liabilities measured at fair value on a recurring basis. At July 31, 2014 and 2013, the Company had $9.5 million and $8.3 million, respectively, in investments in hedge funds, of which $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $9.4 million and $8.2 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, dividend payable, notes payable—current portion and other current liabilities. At July 31, 2014 and 2013, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, dividend payable, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At July 31, 2014 and 2013, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Notes payable—long-term portion and other liabilities. At July 31, 2014 and 2013, the carrying amount of these liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which was classified as Level 3 of the fair value hierarchy.

The Company’s investments at July 31, 2014 and 2013 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.8 million and $1.5 million at July 31, 2014 and 2013, respectively, which the Company believes was not impaired.

Note 5—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2014	2013
Equipment	$438,899	$436,127
Land and buildings	53,895	51,294
Computer software	116,775	105,449
Leasehold improvements	42,190	45,141
Furniture and fixtures	6,249	6,187
	658,008	644,198
Less accumulated depreciation and amortization	(576,248)	(563,456)
Property, plant and equipment, net	$81,760	$80,742

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2013, the Company recorded an impairment charge of $4.4 million for the building and improvements that it owns at 520 Broad Street, Newark, New Jersey. The following facts and circumstances indicated that the fair value of the building and improvements may be less than their carrying value at that time: (1) the building was not occupied and, at the time, the Company did not expect to occupy it, (2) economic uncertainty and sluggish leasing activity stalled a recovery of the real estate market in Newark, (3) there were no potential tenants, (4) no sale of the building had been completed and there were no other likely buyers, (5) the building would be expensive to redevelop and (6) the building was expected to remain vacant for the foreseeable future. The Company determined the fair value of the building and improvements based on estimates of an owner/user’s market rental rate net of costs of improvements and tenant work as well as the estimated value to an investor/developer after deducting costs of improvements and costs to achieve full occupancy. This fair value measurement was classified as Level 2 of the fair value hierarchy.

In fiscal 2014, the Company began renovations of the first four floors of its 520 Broad Street building in order to move its personnel and offices currently located at 550 Broad Street, Newark, New Jersey to 520 Broad Street. The move is expected to occur during fiscal 2015. The Company also plans to lease or sell the office space on the other floors, although there are no potential tenants or buyers at this time. At both July 31, 2014 and 2013, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $37.7 million.

Depreciation and amortization expense of property, plant and equipment was $15.7 million, $14.3 million and $15.9 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Note 6—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2012 to July 31, 2014:

(in thousands)	Telecom Platform Services	Zedge	Total
Balance as of July 31, 2012	$11,407	$3,207	$14,614
Foreign currency translation adjustments	193	—	193
Balance as of July 31, 2013	11,600	3,207	14,807
Foreign currency translation adjustments	23	—	23
Balance as of July 31, 2014	$11,623	$3,207	$14,830

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2014
Amortized intangible assets:
Trademarks and patents	4.7 years	$670	$(335)	$335
Technology and domain names	3.0 years	708	(68)	640
Customer lists	6.5 years	3,154	(2,387)	767
TOTAL	5.7 years	$4,532	$(2,790)	$1,742
July 31, 2013
Amortized intangible assets:
Trademarks and patents	4.7 years	$2,119	$(1,715)	$404
Customer lists	6.8 years	3,154	(2,168)	986
TOTAL	6.0 years	$5,273	$(3,883)	$1,390

Amortization expense of intangible assets was $0.6 million, $0.6 million and $0.7 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.5 million, $0.4 million, $0.3 million, $0.1 million and $0.1 million in fiscal 2015, fiscal 2016, fiscal 2017, fiscal 2018 and fiscal 2019, respectively.

Note 7—Other Operating Gains (Losses), Net

The following table summarizes the other operating gains (losses), net by business segment:

Year ended July 31 (in thousands)	2014	2013	2012
Telecom Platform Services—gains (losses) related to legal matters, net	$650	$9,251	$(6,698)
Telecom Platform Services—loss on settlement of litigation (a)	—	—	(11,022)
Telecom Platform Services—gain on settlement of claim (b)	—	—	1,750
Corporate—loss related to settlement (c)	(79)	—	—
Corporate—other	(374)	—	100
All Other—gain on insurance claim (d)	571	—	—
All Other—other	67	—	—
TOTAL	$835	$9,251	$(15,870)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Telecom Platform Services

(a)	On October 12, 2011, the Company entered into a binding term sheet with T-Mobile USA, Inc. (“T-Mobile”) to settle litigation related to an alleged breach of a wholesale supply agreement. In consideration of the settlement of all disputes between the parties, on October 13, 2011, the Company paid T-Mobile $10 million. The Company incurred legal fees of $1.0 million in fiscal 2012 in connection with this matter.

(b)	On January 17, 2012, the Company received $1.8 million from Broadstripe, LLC in settlement of the Company’s claim stemming from Broadstripe, LLC’s rejection of its telephony services agreements with the Company upon the confirmation of Broadstripe, LLC’s bankruptcy plan and closing of its bankruptcy sale.

Corporate

(c)	In fiscal 2014, the Company incurred a loss of $0.1 million in connection with the June 2013 settlement of outstanding claims and disputes with the former Chief Executive Officer of Straight Path Spectrum, Inc. and his related parties.

All Other

(d)	In fiscal 2014, the Company received proceeds from insurance of $0.6 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. The Company recorded a gain of $0.6 million from this insurance claim.

Note 8—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2015. At July 31, 2014 and 2013, there was $13.0 million and $21.1 million, respectively, outstanding under the facility. The principal outstanding at July 31, 2014 and 2013 incurred interest at a rate of 1.65% and 1.69%, respectively, per annum. In August 2014, the Company repaid the $13.0 million loan payable. The Company intends to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At July 31, 2014 and 2013, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $73.7 million and $46.4 million, respectively.

Note 9—Notes Payable

The Company’s notes payable consist of the following:

July 31 (in thousands)	2014	2013
$11.0 million secured term loan due September 2015 (a)	$6,624	$6,880
$1.2 million note due June 2012 (b)	—	279
Total notes payable	6,624	7,159
Less current portion	(271)	(535)
Notes payable—long term portion	$6,353	$6,624

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future principal payments for the note payable as of July 31, 2014 are as follows:

(in thousands)
Year ending July 31:
2015	$271
2016	6353
2017	—
2018	—
2019	—
Thereafter	—
Total notes payable	$6,624

(a)	The loan bears interest at the rate of 5.6% per annum and is payable in monthly installments of principal and interest of $0.1 million, with the last installment of $6.4 million payable on September 1, 2015. The loan is secured by a mortgage on a building in Piscataway, New Jersey.

(b)	On June 24, 2009, the Company issued a promissory note in the principal amount of $1.2 million in connection with the acquisition of the 49% interest in Union Telecard Alliance, LLC that it did not own. The note incurred interest at 0.76% per annum. The principal and interest were payable in thirty six equal, monthly installments that began on July 24, 2009 with the last payment scheduled for June 24, 2012. The Company had not made any payments since November 2011 due to disputes with the seller. In fiscal 2014, in accordance with an arbitration award, the Company paid the remaining principal and accrued interest to the seller.

Note 10—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2014	2013
Carrier minutes termination	$53,280	$50,687
Carrier network connectivity, toll-free and 800 services	7,896	11,462
Regulatory fees and taxes	43,293	38,602
Legal settlements	1,615	11,784
Compensation costs	15,612	12,836
Legal and professional fees	4,708	6,026
Other	16,124	14,035
TOTAL	$142,528	$145,432

Note 11—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2014	2013	2012
Foreign currency transaction (losses) gains	$(5,883)	$2,538	$(2,859)
Gain on investments	1,218	2,664	1,172
Gain on modification and early termination of note payable	—	238	—
Gain on sales of buildings and other assets	—	11	197
Other	(35)	(68)	(277)
TOTAL	$(4,700)	$5,383	$(1,767)

On April 30, 2013, the Company and the holder of the note payable secured by the mortgage on the building located at 520 Broad Street, Newark, New Jersey (the “Lender”) entered into an agreement to settle all disputes between the Company and Lender. In connection with this agreement, on May 1, 2013, the Company paid the Lender $21.1 million and the Lender released the Company from the note and discharged the mortgage. In fiscal 2013, the Company recognized a gain of $0.2 million on the modification and early termination of the note payable.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Income Taxes

The components of income (loss) from continuing operations before income taxes are as follows:

Year ended July 31 (in thousands)	2014	2013	2012
Domestic	$21,624	$44,355	$9,573
Foreign	3,368	(10,405)	(21,421)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$24,992	$33,950	$(11,848)

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2014	2013
Deferred income tax assets:
Bad debt reserve	$2,188	$2,812
Accrued expenses	2,937	7,096
Stock options and restricted stock	2,131	2,786
Charitable contributions	1,230	2,415
Impairment	25,745	25,566
Depreciation	7,566	989
Unrealized gain	163	507
Net operating loss	126,093	144,001
Credits	3,123	2,845
Total deferred income tax assets	171,176	189,017
Valuation allowance	(151,975)	(167,328)
DEFERRED INCOME TAX ASSETS, NET	$19,201	$21,689

The (provision for) benefit from income taxes consists of the following:

Year ended July 31 (in thousands)	2014	2013	2012
Current:
Federal	$(279)	$671	$1,652
State and local	—	148	2,503
Foreign	(1,177)	(1,431)	1,741
	(1,456)	(612)	5,896
Deferred:
Federal	(6,461)	(14,181)	36,166
State and local	(175)	(1,079)	764
Foreign	4,110	—	(44)
	(2,526)	(15,260)	36,886
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(3,982)	$(15,872)	$42,782

The benefit from income taxes in fiscal 2012 was primarily due to the $36.9 million reversal of a portion of the Company’s valuation allowance in the United States. In fiscal 2012, the Company determined that it was more likely than not that a portion of its deferred income tax assets would be realized, therefore the valuation allowance related to those assets was reversed. The Company based its determination on a projection of future U.S. income and took into consideration the historical U.S. performance and decided a partial release of the U.S. valuation that relates to the core businesses was warranted in that period. Assumptions regarding future taxable income require significant analysis and judgment. This analysis included financial forecasts based on historical performance of the core business and continuance of doing business in a jurisdiction in which losses were incurred. Based on its projections, the Company expected that it would generate future taxable income over the next five years in the U.S. jurisdiction and will begin utilizing its net operating loss carryover through this period. Accordingly, the Company concluded that a portion of its U.S. jurisdiction core business assets did not require a full valuation allowance. In fiscal 2013 and fiscal 2014, the Company updated the analysis and concluded that the valuation allowance related to its core U.S. business should be maintained at the current level and will be reevaluated as warranted. In addition, in fiscal 2014, the Company determined that its valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. The Company recorded a benefit from income taxes of $4.1 million from the full recognition of the IDT Global deferred tax assets.

The Company did not release any of the valuation allowances that related to its former Straight Path Spectrum business since it was not part of the main tax consolidated group and the portion of the Net2Phone acquired net operating loss that is subject to Internal Revenue Code Section 382 limitations (see below). The Company did not release any of the valuation allowances related to its foreign operations in fiscal 2013 or fiscal 2012 as it was not more likely than not that the assets will be utilized based upon the earnings history and the profitability projections. Both the loss and valuation allowance that were part of the Straight Path Spin-Off are reflected as reductions in the total amounts in the deferred income tax assets, net table above.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2014	2013	2012
U.S. federal income tax at statutory rate	$(8,747)	$(11,883)	$4,147
Valuation allowance	4,110	—	41,961
Foreign tax rate differential	961	(5,073)	(5,800)
Nondeductible expenses	761	714	(26)
Other	7	50	—
Prior year tax (expense) benefit	(960)	921	2,500
State and local income tax, net of federal benefit	(114)	(601)	—
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(3,982)	$(15,872)	$42,782

At July 31, 2014, the Company had federal and state net operating loss carryforwards of approximately $168 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2014, with fiscal 2009’s loss expiring in fiscal 2030. The Company has foreign net operating losses of approximately $200 million, of which approximately $143 million does not expire and approximately $57 million expires in two to ten years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, Net2Phone, which provides voice over Internet protocol communications services, has additional federal net operating losses of approximately $84 million, which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $270 million at July 31, 2014. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2014
Reserves deducted from deferred income taxes, net:
Valuation allowance	$167,328	$—	$(15,353)	$151,975
2013
Reserves deducted from deferred income taxes, net:
Valuation allowance	$204,977	$462	$(38,111)	$167,328
2012
Reserves deducted from deferred income taxes, net:
Valuation allowance	$206,669	$41,925	$(43,617)	$204,977

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2014	2013	2012
Balance at beginning of year	$356	$—	$3,754
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	356	—
Reductions for tax positions of prior years	—	—	—
Settlements	(356)	—	(3,754)
Lapses of statutes of limitations	—	—	—
Balance at end of year	$—	$356	$—

Settlements of $3.8 million in fiscal 2012 were primarily due to an agreement on certain state tax positions and the related payment of the taxes due, as well as the settlement of a foreign audit.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2014, fiscal 2013 and fiscal 2012, the Company did not record any interest and penalties on income taxes. As of July 31, 2014 and 2013, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2011 to fiscal 2014, state and local tax returns generally for fiscal 2010 to fiscal 2014 and foreign tax returns generally for fiscal 2010 to fiscal 2014.

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

In fiscal 2014, the Company paid aggregate cash dividends of $0.59 per share on its Class A common stock and Class B common stock, or $13.6 million in total. In fiscal 2013, the Company paid aggregate cash dividends of $0.75 per share on its Class A common stock and Class B common stock, or $17.1 million in total. In fiscal 2012, the Company paid aggregate cash dividends of $0.66 per share on its Class A common stock and Class B common stock, or $15.0 million in total.

On October 3, 2014, the Company paid a dividend of $0.17 per share for the fourth quarter of fiscal 2014 to holders of record of the Company’s Class A common stock and Class B common stock as of the close of business on September 29, 2014.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases under the program in fiscal 2014. In fiscal 2013, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. In fiscal 2012, the Company repurchased 0.3 million shares of Class B common stock for an aggregate purchase price of $2.6 million. As of July 31, 2014, 5.1 million shares remained available for repurchase under the stock repurchase program.

Purchases of Stock of Subsidiary

In August 2013, Fabrix and another wholly-owned subsidiary of the Company purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix, which increased the Company’s ownership in Fabrix to 88.4%.

In December 2012, a wholly-owned subsidiary of the Company purchased Fabrix shares for cash of $1.8 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 4.5% of the equity in Fabrix.

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

Adjustment to Liabilities in connection with the Straight Path Spin-Off

The Company’s Separation and Distribution Agreement with Straight Path includes, among other things, that the Company is obligated to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off (see Note 18). In fiscal 2014, the Company increased its estimated liability for this obligation by $1.9 million, of which $1.6 million was recorded as a reduction of additional paid-in capital.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Stock-Based Compensation

Stock-Based Compensation Plans

The Company’s 2005 Stock Option and Incentive Plan, as amended and restated, is intended to provide incentives to executives, employees, directors and consultants of the Company. Incentives available under the 2005 Stock Option and Incentive Plan may include stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. In December 2011, the Company’s stockholders approved an amendment to the 2005 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards by an additional 1.1 million shares. At July 31, 2014, the Company had 5.3 million shares of Class B common stock reserved for award under its 2005 Stock Option and Incentive Plan and 0.3 million shares were available for future grants.

In September 2014, the Company’s Board of Directors adopted the 2014 Stock Option and Incentive Plan, which is subject to ratification by the Company’s stockholders. It is expected that the 2014 Stock Option and Incentive Plan will become effective on January 1, 2015. Shares available for future grants under the 2005 Stock Option and Incentive Plan will no longer be available once the 2014 Stock Option and Incentive Plan is effective. The 2014 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. There will be 0.5 million shares of the Company’s Class B common stock authorized for award under the 2014 Stock Option and Incentive Plan.

No income tax benefits were recognized in the consolidated statements of income for stock-based compensation arrangements during fiscal 2014, fiscal 2013 or fiscal 2012. In fiscal 2014 and fiscal 2013, there was no tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation. In fiscal 2012, the Company did not recognize the tax benefits because the deferred tax benefit was fully reserved for due to the uncertainty of future taxable income.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in fiscal 2014 and fiscal 2013. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31	2012
ASSUMPTIONS
Average risk-free interest rate	1.46%
Expected dividend yield	4.6%
Expected volatility	66.8%
Expected term	6.6 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2013	642	$14.22
Granted	—	—
Exercised	(29)	13.45
Cancelled / Forfeited	(2)	21.38
OUTSTANDING AT JULY 31, 2014	611	$14.24	6.6	$1,285
EXERCISABLE AT JULY 31, 2014	438	$15.63	5.2	$444

The weighted-average grant date fair value of options granted by the Company during fiscal 2012 was $4.97. The total intrinsic value of options exercised during fiscal 2014 and fiscal 2013 was $0.2 million and $0.2 million, respectively. As of July 31, 2014, there was $1.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.

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

On November 22, 2011, there were fully vested outstanding options to purchase 0.5 million shares of the Company’s Class B common stock, with various exercise prices and expiration dates. The exercise prices of all of such options were above the market price for the Company’s Class B common stock on such date. On November 22, 2011, in connection with the Genie Spin-Off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 43.8% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the Genie Spin-Off. Further, each option holder shared ratably in a pool of options to purchase 50,000 shares of Genie Class B common stock. The Company accounted for the November 2011 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Genie as a modification. The Company determined that there was no incremental value from the modification, therefore, the Company did not record a stock-based compensation charge.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2013	2,013	$6.11
Granted	183	19.71
Vested	(1,649)	5.29
Forfeited	(7)	10.17
NON-VESTED SHARES AT JULY 31, 2014	540	$13.00

As of July 31, 2014, there was $3.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years. The total grant date fair value of shares vested in fiscal 2014, fiscal 2013 and fiscal 2012 was $8.7 million, $3.5 million and $5.7 million, respectively.

Straight Path IP Group Stock

On September 24, 2012, the Company’s Board of Directors approved a grant of 10% of the equity of the Company’s former subsidiary, Straight Path IP Group, to Mr. Howard S. Jonas, the Company’s Chairman of the Board and former Chief Executive Officer. These Straight Path IP Group shares vested immediately. The Company recorded stock-based compensation expense of $0.7 million in fiscal 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

Note 15—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)
Balance at July 31, 2011	$(4)	$3,031	$3,027
Genie Spin-Off	—	(438)	(438)
Other comprehensive loss attributable to IDT Corporation	4	(2,391)	(2,387)
Balance at July 31, 2012	—	202	202
Other comprehensive income attributable to IDT Corporation	—	2,139	2,139
Balance at July 31, 2013	—	2,341	2,341
Other comprehensive income attributable to IDT Corporation	(8)	1,335	1,327
BALANCE AT JULY 31, 2014	$(8)	$3,676	$3,668

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Legal Proceedings

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

In connection with an arbitration hearing with Aerotel, Ltd. (“Aerotel”) that was held in June 2012, on March 15, 2013, the arbitration panel issued its Final Award, and determined that Aerotel sustained damages, inclusive of interest at 9% per annum through March 15, 2013, in the total amount of approximately $5.4 million. On April 8, 2013, Aerotel filed a Petition for Judgment Vacating the Arbitration Awards in the United States District Court, Southern District of New York along with a Motion supporting its Petition to Vacate the Arbitration Awards. After briefing, on July 18, 2013, the Court confirmed the award, and as a result, in July 2013, the Company paid Aerotel $5.4 million, including interest. On August 14, 2013, Aerotel filed a Notice of Appeal with the Court of Appeals, 2nd Circuit. After briefing, oral argument was held on May 21, 2014 and on June 3, 2014, the Court of Appeals affirmed the decision of the District Court.

The Company’s subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. The Company had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company in connection with the infringement proceedings, which are based on applicable statutes (for which the Company has accrued $1.1 million at July 31, 2014), the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company. The Company paid the court fees in connection with the infringement proceedings, and in March 2014, paid Lycatel for its own fees and costs. Mox’s costs and fees in connection with the infringement proceedings have not been determined. Upon enforcement of the judgments in these cases, the Company was required to transfer security deposits to the Court. While the security deposit for the Lycatel case was subsequently released to the Company, at this time the relevant courts have declined to release the security deposit for the Mox case. Mox recently filed for bankruptcy. The Company is examining its options with respect to the release of this deposit.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) (“Wavelengths”) on a global undersea fiber optic network that Tyco was deploying at that time. In June 2004, Tyco asserted several counterclaims against the Company, alleging that the Company breached the settlement agreement and is liable for damages for allegedly refusing to accept Tyco’s offer regarding the Wavelengths referenced in the settlement agreement and for making a public statement that Tyco failed to provide the Company with the use of its Wavelengths. On August 19, 2008, the Appellate Division of the State of New York, First Department, granted summary judgment in favor of Tyco dismissing the complaint and remanded the matter to the Supreme Court for further proceedings. On October 22, 2009, the New York Court of Appeals issued an Order denying the Company’s appeal and affirming the Appellate Division’s order. On or about November 17, 2009, the Company demanded that Tyco comply with its obligations under the settlement agreement. After further discussions and meetings between the parties regarding Tyco’s obligations under the settlement agreement, including its obligation to provide the use of the Wavelengths for fifteen years in a manner fully consistent with that described in the settlement agreement, the Company filed a complaint on November 24, 2010 in the Supreme Court of the State of New York, County of New York, against Tyco based upon the failure to comply with the obligations under the settlement agreement, to negotiate the terms of an indefeasible right to use the Wavelengths in good faith, and to provide the Company with the Wavelengths. The complaint alleges causes of action for breach of contract and breach of duty to negotiate in good faith. On January 6, 2011, Tyco filed a motion to dismiss the complaint, which was granted. On July 22, 2011, the Company filed a notice of appeal. After briefing was completed, oral argument was held on April 2, 2012. On December 27, 2012, the Appellate Division issued an opinion and order reversing the order of the Supreme Court that granted Tyco’s motion to dismiss the Company’s complaint. On April 30, 2013, Tyco filed a motion for reargument or, in the alternative, leave to appeal to the Court of Appeals, which the Company opposed. On February 8, 2013, Tyco filed an answer with a counterclaim. On May 21, 2013, the Appellate Division denied Tyco’s request for reargument but granted its request for leave to appeal to the Court of Appeals. On July 30, 2013, Tyco filed its opening brief, the Company filed its response brief on September 16, 2013, and Tyco filed its reply on October 11, 2013. Oral argument was held on April 29, 2014. On June 5, 2014, the Court issued its decision, and reversed the order of the Appellate Division, and ordered that the order of the Supreme Court should be reinstated. On July 7, 2014, the Company filed a motion for reargument with the Court of Appeals, which Tyco opposed. On September 11, 2014, the Court denied the Company’s motion. The Company is evaluating its options going forward.

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

Note 17—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $2.3 million as of July 31, 2014.

Lease Commitments

The future minimum payments for operating leases as of July 31, 2014 are as follows:

(in thousands)
Year ending July 31:
2015	$2,801
2016	1,383
2017	1,146
2018	934
2019	812
Thereafter	235
Total payments	$7,311

Rental expense under operating leases was $6.4 million, $5.9 million and $4.1 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. In addition, connectivity charges under operating leases were $10.4 million, $11.8 million and $16.3 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

Letters of Credit

As of July 31, 2014, the Company had letters of credit outstanding totaling $3.7 million primarily for collateral to secure mortgage repayments and for IDT Telecom’s business. The letters of credit outstanding as of July 31, 2014 expire as follows: $0.9 million in the year ending July 31, 2015 and $2.8 million in August 2015.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2014, the Company had aggregate performance bonds of $10.0 million outstanding.

Customer Deposits

As of July 31, 2014 and 2013, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $62.7 million and $28.7 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially Restricted Cash and Cash Equivalents

At July 31, 2014 and 2013, “Cash and cash equivalents” in the Company’s consolidated balance sheet included an aggregate of $12.9 million and $7.8 million, respectively, set aside by IDT Payment Services and IDT Financial Services that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

July 31 (in thousands)	2014	2013
Restricted cash and cash equivalents—short-term
Letters of credit related	$665	$3,189
IDT Financial Services customer deposits	64,415	31,076
Other	626	723
Total short-term	65,706	34,988
Restricted cash and cash equivalents—long-term
Letters of credit related	2,763	2,767
Total restricted cash and cash equivalents	$68,469	$37,755

Note 18—Related Party Transactions

See Note 13 for a description of the Zedge transactions under “Sales of Stock of Subsidiaries.”

The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off, (2) a Tax Separation Agreement, which sets forth the responsibilities of the Company and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods, and (3) a Transition Services Agreement, which provides for certain services to be performed by the Company to facilitate Straight Path’s transition into a separate publicly-traded company. These agreements provide for, among other things, the allocation between the Company and Straight Path of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, and provision of certain services by the Company to Straight Path following the spin-off, including services relating to human resources and employee benefits administration, treasury, accounting, tax, external reporting, and legal. Straight Path transitioned accounting and external reporting services from the Company to a third party in the first quarter of fiscal 2015. In addition, the Company and Straight Path have entered into a license agreement whereby each of the Company, Straight Path and their subsidiaries granted and will grant a license to the other to utilize patents held by each entity.

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

Year ended July 31 (in thousands)	2014
Balance at beginning of year	$931
Additional liability	1,930
Payments	(1,001)
Balance at end of year	$1,860

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

The Company’s selling, general and administrative expenses were reduced by $0.8 million in fiscal 2014 as a result of the fees the Company charged to Straight Path for services provided pursuant to the Transition Services Agreement. At July 31, 2014, other current assets reported in the Company’s consolidated balance sheet included receivables from Straight Path of $29,000.

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

The Company’s Chairman of the Board and former Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company’s selling, general and administrative expenses were reduced by $3.1 million, $3.8 million and $2.7 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively, as a result of the fees the Company charged to Genie for services provided pursuant to the Transition Services Agreement, net of the amounts charged by Genie to the Company. At July 31, 2014 and 2013, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.5 million and $0.6 million, respectively.

IDT Energy, Inc., a subsidiary of Genie, supplied electricity to the Company’s facilities in Piscataway, New Jersey, and Newark, New Jersey through January 2013. IDT Energy also supplied natural gas to the Company’s Newark, New Jersey building until April 2013, and IDT Energy supplies natural gas to the Company’s facility in Piscataway, New Jersey. In fiscal 2014, fiscal 2013 and fiscal 2012, IDT Energy, Inc. billed the Company $16,000, $21,000 and $0.5 million, respectively.

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were $18,000, $27,000 and $29,000 in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. The balance owed to the Company by Jonas Media Group was $4,000 and $6,000 as of July 31, 2014 and 2013, respectively.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that (1) IGM received commissions and fees from payments made by the Company (including payments from third party brokers) in the aggregate amounts of $20,000 in fiscal 2014, $15,000 in fiscal 2013 and $19,000 in fiscal 2012, which fees and commissions inured to the benefit of Mr. Mason, and (2) the total payments made by the Company to IGM for various insurance policies were nil in fiscal 2014 and fiscal 2013, and $0.2 million in fiscal 2012. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $18,000 in fiscal 2014, $24,000 in fiscal 2013 and $20,000 in fiscal 2012. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

Since August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, has leased space in a building in the Bronx, New York. Howard Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, and the son of Howard Jonas, are members of the limited liability company that owns the building. IDT Domestic Telecom rented office, storage and parking space for two years for $0.1 million per year and incurred costs of $0.1 million to build-out the space. In August 2009, the limited liability company was paid an aggregate of $0.3 million for the lease and the build-out costs. The initial lease expired at the end of April 2012. For the six month period from May 1, 2012 to October 31, 2012, IDT Domestic Telecom was charged aggregate rent of $34,512. The parties entered into a new lease, which became effective November 1, 2012 and has a one-year term, with a one-year renewal option for IDT Domestic Telecom with the same terms. Aggregate annual rent under the new lease is $69,025.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had net loans receivable outstanding from employees aggregating $0.2 million as of July 31, 2014 and 2013, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 19—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2014, fiscal 2013 and fiscal 2012, the Company’s cost for contributions to the Plan was $1.1 million, $1.1 million and $0.9 million, respectively. In fiscal 2014, fiscal 2013 and fiscal 2012, the Company contributed 72,281 shares, 51,861 shares and 92,843 shares, respectively, of the Company’s Class B common stock to the Plan for matching contributions. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 20—Business Segment Information

The Company has three reportable business segments, Telecom Platform Services, Consumer Phone Services and Zedge. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Operating segments not reportable individually are included in All Other. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Zedge owns and operates an online platform for mobile phone consumers interested in obtaining free, high-quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. All Other includes Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. The Company sold Fabrix in October 2014 (see Note 22). All Other also includes the Company’s real estate holdings and other, smaller, businesses. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	Zedge	All Other	Corporate	Total
Year ended July 31, 2014
Revenues	$1,615,570	$11,023	$6,535	$18,413	$—	$1,651,541
Income (loss) from operations	45,062	1,797	314	(2,049)	(15,284)	29,840
Depreciation and amortization	13,776	—	967	1,545	30	16,318
Year ended July 31, 2013
Revenues	$1,588,071	$14,514	$5,811	$12,221	$—	$1,620,617
Income (loss) from operations	48,661	1,824	340	(7,433)	(14,001)	29,391
Depreciation and amortization	12,342	1	798	1,673	96	14,910
Impairment of building and improvements	—	—	—	4,359	—	4,359
Year ended July 31, 2012
Revenues	$1,477,762	$19,307	$3,793	$5,421	$—	$1,506,283
Income (loss) from operations	5,910	4,062	(248)	(3,668)	(13,152)	(7,096)
Depreciation and amortization	14,215	9	652	1,512	260	16,648

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year ended July 31	2014	2013	2012
Revenue from customers located outside of the United States	30%	23%	29%
Revenue from customers located in the United Kingdom	19%	13%	14%

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2014
Long-lived assets, net	$79,281	$2,479	$81,760
Total assets	284,249	196,682	480,931
July 31, 2013
Long-lived assets, net	$77,580	$3,162	$80,742
Total assets	294,337	141,070	435,407
July 31, 2012
Long-lived assets, net	$81,668	$3,899	$85,567
Total assets	310,209	140,905	451,114

Note 21—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2013 and fiscal 2012:

Quarter Ended				Income (loss)	Net income (loss)	Income (loss) per share —basic		Income (loss) per share —diluted
(in thousands, except per share data)	Revenues	Direct cost of revenues	Income from operations	from continuing operations	attributable to IDT Corporation	From continuing operations	Net income (loss)	From continuing operations	Net income (loss)
2014:
October 31	$420,670	$350,319	$7,283	$4,050	$3,523	$0.17	$0.17	$0.15	$0.15
January 31	406,423	335,258	7,574	2,973	2,535	0.12	0.12	0.11	0.11
April 30	403,761	332,376	9,170	5,599	5,017	0.22	0.22	0.22	0.22
July 31	420,687	349,313	5,813	8,388	7,709	0.34	0.34	0.33	0.33
TOTAL	$1,651,541	$1,367,266	$29,840	$21,010	$18,784	$0.85	$0.85	$0.82	$0.82
2013:
October 31	$400,117	$335,251	$6,684	$5,620	$3,614	$0.24	$0.17	$0.23	$0.16
January 31	411,456	344,486	5,655	3,908	2,953	0.16	0.14	0.15	0.13
April 30(a)	396,935	331,163	15,687	10,082	8,691	0.46	0.42	0.43	0.39
July 31(b)	412,109	344,673	1,365	(1,532)	(3,651)	(0.09)	(0.17)	(0.09)	(0.17)
TOTAL	$1,620,617	$1,355,573	$29,391	$18,078	$11,607	$0.77	$0.56	$0.72	$0.52

(a)	Included in income from operations was other operating gains of $9.6 million related to legal matters.

(b)	Included in income from operations was a charge for impairment of building and improvements of $4.4 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Subsequent Event

On October 8, 2014, the Company completed the sale of its interests in Fabrix to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price, net of transaction costs, is expected to be approximately $73 million in cash. The Company and the other shareholders have placed $13 million of their proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches over a period of 18 months.

