Form 10-Q
period 2014-10-31
IDT CORP
filed 2014-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 5, 2014, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,622,817 shares outstanding (excluding 2,972,107 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$168,202	$153,823
Restricted cash and cash equivalents—short-term	60,632	65,706
Marketable securities	15,063	12,873
Trade accounts receivable, net of allowance for doubtful accounts of $7,205 at October 31, 2014 and $11,507 at July 31, 2014	54,128	69,330
Receivable from sale of interest in Fabrix Systems Ltd.	27,806	—
Prepaid expenses	17,762	21,799
Deferred income tax assets, net—current portion	2,381	2,953
Other current assets	12,563	12,381
Total current assets	358,537	338,865
Property, plant and equipment, net	82,835	81,760
Goodwill	14,679	14,830
Other intangibles, net	1,615	1,742
Investments	12,112	10,008
Restricted cash and cash equivalents—long-term	—	2,763
Deferred income tax assets, net—long-term portion	16,248	16,248
Other assets	18,309	14,715
Total assets	$504,335	$480,931
Liabilities and equity
Current liabilities:
Revolving credit loan payable	$—	$13,000
Trade accounts payable	27,814	42,135
Accrued expenses	142,002	142,528
Deferred revenue	88,488	101,165
Customer deposits	55,510	62,685
Income taxes payable	401	732
Dividends payable	15,776	—
Notes payable—current portion	6,558	271
Other current liabilities	5,296	5,468
Total current liabilities	341,845	367,984
Notes payable—long-term portion	—	6,353
Other liabilities	1,883	5,430
Total liabilities	343,728	379,767
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2014 and July 31, 2014	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 24,597 and 24,587 shares issued and 21,625 and 21,653 shares outstanding at October 31, 2014 and July 31, 2014, respectively	246	246
Additional paid-in capital	394,123	392,858
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,972 and 2,934 shares of Class B common stock at October 31, 2014 and July 31, 2014, respectively	(100,400)	(99,841)
Accumulated other comprehensive income	1,919	3,668
Accumulated deficit	(136,296)	(196,725)
Total IDT Corporation stockholders’ equity	159,625	100.239
Noncontrolling interests	982	925
Total equity	160,607	101,164
Total liabilities and equity	$504,335	$480,931

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,
	2014	2013
	(in thousands, except per share data)
Revenues	$412,878	$420,670
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	343,807	350,319
Selling, general and administrative (i)	56,999	57,755
Depreciation and amortization	4,405	3,896
Research and development	1,656	2,276
Severance	1,549	—
Total costs and expenses	408,416	414,246
Gain on sale of interest in Fabrix Systems Ltd.	75,145	—
Other operating gains, net	—	859
Income from operations	79,607	7,283
Interest expense, net	(90)	(25)
Other income (expense), net	1,323	(549)
Income before income taxes	80,840	6,709
Provision for income taxes	(486)	(2,659)
Net income	80,354	4,050
Net income attributable to noncontrolling interests	(199)	(527)
Net income attributable to IDT Corporation	$80,155	$3,523
Earnings per share attributable to IDT Corporation common stockholders:
Basic	$3.52	$0.17
Diluted	$3.47	$0.15
Weighted-average number of shares used in calculation of earnings per share:
Basic	22,755	21,038
Diluted	23,091	22,912
Dividends declared per common share	$0.85	$—
(i) Stock-based compensation included in selling, general and administrative expenses	$848	$2,495

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Net income	$80,354	$4,050
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	7	—
Foreign currency translation adjustments	(1,858)	664
Other comprehensive (loss) income	(1,851)	664
Comprehensive income	78,503	4,714
Comprehensive income attributable to noncontrolling interests	(199)	(527)
Comprehensive income attributable to IDT Corporation	$78,304	$4,187

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Operating activities
Net income	$80,354	$4,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,405	3,896
Deferred income taxes	594	1,300
Provision for doubtful accounts receivable	44	363
Gain on sale of interest in Fabrix Systems Ltd.	(75,145)	—
Gain on proceeds from insurance	—	(571)
Realized loss on marketable securities	40	—
Interest in the equity of investments	(1,898)	(735)
Stock-based compensation	848	2,495
Change in assets and liabilities:
Restricted cash and cash equivalents	3,769	(3,501)
Trade accounts receivable	7,364	3,523
Prepaid expenses, other current assets and other assets	2,937	(2,696)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(9,766)	(8,335)
Customer deposits	(3,939)	6,751
Income taxes payable	(291)	143
Deferred revenue	(1,025)	4,310
Net cash provided by operating activities	8,291	10,993
Investing activities
Capital expenditures	(6,111)	(3,641)
Proceeds from sale of interest in Fabrix Systems Ltd, net of cash and cash equivalents sold.	36,039	—
Purchase of investments	(218)	—
Proceeds from sale and redemption of investments	23	976
Proceeds from insurance	—	571
Purchases of marketable securities	(9,065)	(7,394)
Proceeds from maturities and sales of marketable securities	6,818	6,068
Net cash provided by (used in) investing activities	27,486	(3,420)
Financing activities
Dividends paid	(3,950)	(1,837)
Distributions to noncontrolling interests	(750)	(501)
Purchases of stock of subsidiary	—	(1,133)
Proceeds from exercise of stock options	—	523
Proceeds from revolving credit loan payable	—	15,000
Repayments of revolving credit loan payable and other borrowings	(13,065)	(21,124)
Repurchases of Class B common stock	(559)	(104)
Net cash used in financing activities	(18,324)	(9,176)
Effect of exchange rate changes on cash and cash equivalents	(3,074)	825
Net increase (decrease) in cash and cash equivalents	14,379	(778)
Cash and cash equivalents at beginning of period	153,823	151,600
Cash and cash equivalents at end of period	$168,202	$150,822
Supplemental schedule of non-cash investing and financing activities
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$14,333	$—
Adjustment to liabilities in connection with the Straight Path Spin-Off	$—	$1,624

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. The balance sheet at July 31, 2014 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2015 refers to the fiscal year ending July 31, 2015).

In the consolidated statements of cash flow, $4.6 million previously included in “Restricted cash and cash equivalents” at July 31, 2013 was reclassified to “Cash and cash equivalents” to conform to the current year’s presentation.

The Company records Universal Service Fund (“USF”) charges that are billed to customers on a gross basis in its results of operations, and records other taxes and surcharges on a net basis. USF charges in the amount of $0.1 million and $0.2 million in the three months ended October 31, 2014 and 2013, respectively, were recorded on a gross basis and included in “Revenues” and “Direct cost of revenues” in the accompanying consolidated statements of income.

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix Systems Ltd. (“Fabrix”) to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $67.5 million. As of October 31, 2014, the Company had received cash of $36.0 million and had aggregate receivables of $31.5 million, of which $27.8 million was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” and $3.7 million was included in “Other assets” in the accompanying consolidated balance sheet. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches over a period of 18 months. In the three months ended October 31, 2014, the Company recorded a gain on the sale of its interest in Fabrix of $75.1 million.

Fabrix’ income (loss) before income taxes and income (loss) before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Income (loss) before income taxes	$917	$(683)

Income (loss) before income taxes attributable to IDT Corporation	$1,325	$(604)

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
October 31, 2014:
Certificates of deposit*	$8,809	$—	$—	$8,809
Equity securities	1,916	—	(2)	1,914
Municipal bonds	4,339	2	(1)	4,340
Total	$15,064	$2	$(3)	$15,063
July 31, 2014:
Certificates of deposit*	$10,375	$—	$—	$10,375
Equity securities	31	—	(9)	22
Municipal bonds	2,475	1	—	2,476
Total	$12,881	$1	$(9)	$12,873

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $6.8 million and $6.1 million in the three months ended October 31, 2014 and 2013, respectively. The gross realized losses that were included in earnings as a result of sales were $40,000 and nil in the three months ended October 31, 2014 and 2013, respectively. There were no realized gains from sales of available-for-sale securities in the three months ended October 31, 2014 and 2013. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2014 were as follows:

Fair Value
(in thousands)
Within one year	$10,351
After one year through five years	2,798
After five years through ten years	—
After ten years	—
Total	$13,149

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2014:
Equity securities	$2	$1,911
Municipal bonds	1	1,670
Total	$3	$3,581
July 31, 2014:
Equity securities	$9	$22

At October 31, 2014 and July 31, 2014, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2014:
Available-for-sale securities	$1,911	$13,152	$—	$15,063
July 31, 2014:
Available-for-sale securities	$—	$12,873	$—	$12,873

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2014 and July 31, 2014, the Company did not have any liabilities measured at fair value on a recurring basis.

At October 31, 2014 and July 31, 2014, the Company had $11.4 million and $9.5 million, respectively, in investments in hedge funds, of which less than $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $11.4 million and $9.4 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, dividends payable, notes payable—current portion and other current liabilities. At October 31, 2014 and July 31, 2014, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, dividends payable, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At July 31, 2014, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Other assets, Notes payable—long-term portion and other liabilities. At October 31, 2014 and July 31, 2014, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at October 31, 2014 and July 31, 2014 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $1.9 million and $1.8 million at October 31, 2014 and July 31, 2014, respectively, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2014
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2014	$100,239	$925	$101,164
Dividends declared ($0.85 per share)	(19,726)	—	(19,726)
Restricted Class B common stock purchased from employees	(135)	—	(135)
Repurchases of Class B common stock through repurchase program	(424)	—	(424)
Other	—	9	9
Sale of interest in Fabrix Systems Ltd.	102	538	640
Distributions to noncontrolling interests	—	(750)	(750)
Stock-based compensation	1,265	61	1,326
Comprehensive income:
Net income	80,155	199	80,354
Other comprehensive loss	(1,851)	—	(1,851)
Comprehensive income	78,304	199	78,503
Balance, October 31, 2014	$159,625	$982	$160,607

Dividend Payments

In the three months ended October 31, 2014, the Company paid cash dividends of $0.17 per share on its Class A common stock and Class B common stock, or $4.0 million in total. In October 2014, the Company’s Board of Directors declared a special dividend of $0.68 per share to holders of the Company’s Class A common stock and Class B common stock. At October 31, 2014, dividends payable were $15.8 million. On November 21, 2014, the Company paid the special dividend to holders of record of the Company’s Class A common stock and Class B common stock as of the close of business on November 14, 2014.

In December 2014, the Company’s Board of Directors declared a dividend of $0.18 per share for the first quarter of fiscal 2015 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about December 19, 2014 to stockholders of record as of the close of business on December 15, 2014.

Stock Repurchase Program

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In the three months ended October 31, 2014, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases under the program in the three months ended October 31, 2013. As of October 31, 2014, 5.0 million shares remained available for repurchase under the stock repurchase program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Basic weighted-average number of shares	22,755	21,038
Effect of dilutive securities:
Stock options	27	87
Non-vested restricted Class B common stock	309	1,787
Diluted weighted-average number of shares	23,091	22,912

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	466	69

Note 7—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2016. At October 31, 2014 and July 31, 2014, there was nil and $13.0 million, respectively, outstanding under the facility. The principal outstanding at July 31, 2014 incurred interest at a rate of 1.65% per annum. In August 2014, IDT Telecom repaid the $13.0 million loan payable. The Company intends to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At October 31, 2014 and July 31, 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $84.8 million and $73.7 million, respectively.

Note 8—Severance Expense

Severance expense of $1.5 million in the three months ended October 31, 2014 was due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S. Approximately 20 employees were terminated in the three months ended October 31, 2014 as a result of the downsizing. At October 31, 2014, there was accrued severance of $1.4 million for this downsizing included in “Accrued expenses” in the accompanying consolidated balance sheet.

Note 9—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in thousands)
Balance, July 31, 2014	$(8)	$3,676	$3,668
Sale of interest in Fabrix Systems Ltd.	—	102	102
Other comprehensive income (loss) attributable to IDT Corporation	7	(1,858)	(1,851)
Balance, October 31, 2014	$(1)	$1,920	$1,919

Note 10—Business Segment Information

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

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Zedge owns and operates a platform for mobile phone consumers interested in obtaining free, high quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. All Other includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	Zedge	All Other	Corporate	Total
Three Months Ended October 31, 2014
Revenues	$403,787	$2,311	$2,025	$4,755	$—	$412,878
Income (loss) from operations	5,670	355	316	76,221	(2,955)	79,607
Gain on sale of interest in Fabrix Systems Ltd.	—	—	—	75,145	—	75,145

Three Months Ended October 31, 2013
Revenues	$412,819	$3,016	$1,437	$3,398	$—	$420,670
Income (loss) from operations	11,906	420	162	(628)	(4,577)	7,283

Note 11—Legal Proceedings

The Company’s subsidiary Prepaid Cards BVBA was the exclusive licensee of a patent related to a method and process used in prepaid calling cards that was invented by Shmuel Fromer, which has now expired. The Company had been attempting to enforce this patent in Germany, and had succeeded, prevailing in infringement cases against certain calling card providers, including Lycatel (Ireland) Limited and Lycatel Services Limited, and Mox Telecom AG. On February 21, 2012, a nullity hearing (effectively judging the validity of the patent) with respect to the patent, took place before the German Federal Court of Justice in Karlsruhe, between Lycatel Services Limited as claimant, Mox Telecom AG as intervenor on the side of claimant, and Mr. Fromer, as defendant. During this hearing, the court nullified claims 1, 2, 3, 5 and 6 of the patent. The Court also ordered the defendant to pay costs and fees in respect of all of the nullity proceedings involving Lycatel and Mox. Except for the amount of fees and costs which may be claimed against the Company in connection with the infringement proceedings, which are based on applicable statutes (for which the Company has accrued $0.2 million at October 31, 2014), the outcome of this matter is uncertain, and, as such, the Company is not able to make an assessment of the final result and its impact on the Company. The Company paid the court fees in connection with the infringement proceedings, and in March 2014, paid Lycatel for its own fees and costs. Mox’s costs and fees in connection with the infringement proceedings have not been determined. Upon enforcement of the judgments in these cases, the Company was required to transfer security deposits to the Court. While the security deposit for the Lycatel case was subsequently released to the Company, at this time the relevant courts have declined to release the security deposit for the Mox case, which is in the amount of €1.5 million ($1.9 million at October 31, 2014). Mox recently filed for bankruptcy. The Company is examining its options with respect to the release of this deposit.

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

In addition to the foregoing, the Company is subject to other legal and employment matter proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, none of the other legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows or financial condition.

Note 12—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $2.6 million as of October 31, 2014.

Letters of Credit

As of October 31, 2014, the Company had letters of credit outstanding totaling $3.7 million for collateral to secure mortgage repayments and for IDT Telecom’s business. The letters of credit outstanding as of October 31, 2014 expire in the twelve month period ending October 31, 2015.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2014, the Company had aggregate performance bonds of $10.3 million outstanding.

Customer Deposits

As of October 31, 2014 and July 31, 2014, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $55.5 million and $62.7 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At October 31, 2014 and July 31, 2014, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $12.4 million and $12.9 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	October 31, 2014	July 31, 2014
	(in thousands)
Restricted cash and cash equivalents-short-term
Related to letters of credit	$3,271	$665
IDT Financial Services customer deposits	56,749	64,415
Other	612	626
Total short-term	60,632	65,706
Restricted cash and cash equivalents-long-term
Related to letters of credit	—	2,763
Total restricted cash and cash equivalents	$60,632	$68,469

Estimated Liability to Straight Path Communications Inc.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Straight Path Communications Inc. (“Straight Path”), to the Company’s stockholders (the “Straight Path Spin-Off”). The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off. The Separation and Distribution Agreement includes that the Company is obligated to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. The following table summarizes the change in the balance of the Company’s estimated liability to Straight Path, which is included in “Other current liabilities” in the accompanying consolidated balance sheet:

Three Months Ended October 31, 2014
(in thousands)
Balance, beginning of period	$1,860
Additional liability	1,500
Payments	(13)
Balance, end of period	$3,347

Note 13—Other Operating Gains, Net

The following table summarizes the other operating gains, net by business segment:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Telecom Platform Services-gain related to legal matters	$—	$300
All Other-gain on insurance claim (a)	—	571
All Other-other	—	67
Corporate-loss related to settlement (b)	—	(79)
Total other operating gains, net	$—	$859

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

Note 14—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended October 31,
	2014	2013
	(in thousands)
Foreign currency transaction gains (losses)	$768	$(1,205)
Gain on investments	1,857	736
Other	(1,302)	(80)
Total other income (expense), net	$1,323	$(549)

Note 15—Recently Issued Accounting Standard Not Yet Adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2014. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2014.

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have three reportable business segments, Telecom Platform Services, Consumer Phone Services and Zedge Holdings, Inc., or Zedge. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Zedge owns and operates a platform for mobile phone consumers interested in obtaining free, high quality games, apps, and mobile phone customization including ringtones, wallpapers, and notification sounds. Operating segments not reportable individually are included in All Other. All Other includes our real estate holdings and other, smaller, businesses. Until the sale of Fabrix Systems Ltd., or Fabrix, in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 98.4% and 98.9% of our total revenues in the three months ended October 31, 2014 and 2013, respectively.

Telecom Platform Services, which represented 99.4% and 99.3% of IDT Telecom’s total revenues in the three months ended October 31, 2014 and 2013, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

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

Over the past few years, the telecommunications industry has experienced a continued shift in demand away from traditional calling cards and into wireless and Internet protocol (or IP)-based products, which, among other things, has, and continues to contribute to the gradual erosion of our pricing power. The continued growth of these wireless and IP-based services has adversely affected the sales of our traditional disposable prepaid calling card products as customers migrate from using cards to using these alternative services. We expect pricing of wireless and IP-based services to continue to decrease, which may result in increased substitution and increased pricing pressure on our prepaid calling products’ sales and margins. Further, the rate of change to new offerings to meet consumers’ communications needs has accelerated in recent years and we must continue to develop and offer new products and services to meet these needs and replace revenues from outdated offerings.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2014. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2014.

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

Results of Operations

Three Months Ended October 31, 2014 Compared to Three Months Ended October 31, 2013

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Revenues
Telecom Platform Services	$403.8	$412.8	$(9.0)	(2.2)%
Consumer Phone Services	2.3	3.0	(0.7)	(23.4)

Total revenues	$406.1	$415.8	$(9.7)	(2.3)%

Revenues. IDT Telecom revenues decreased in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. As a percentage of IDT Telecom’s total revenues, Telecom Platform Services revenues increased from 99.3% in the three months ended October 31, 2013 to 99.4% in the three months ended October 31, 2014, and Consumer Phone Services revenues decreased from 0.7% in the three months ended October 31, 2013 to 0.6% in the three months ended October 31, 2014.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three months ended October 31, 2014 and 2013 consisted of the following:

	Three months ended October 31,		Change
	2014	2013	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$182.6	$172.5	$10.1	5.9%
Wholesale Termination Services	159.7	178.6	(18.9)	(10.6)
Payment Services	51.2	50.1	1.1	2.1
Hosted Platform Solutions	10.3	11.6	(1.3)	(11.2)

Total Telecom Platform Services revenues	$403.8	$412.8	$(9.0)	(2.2)%

Minutes of use
Retail Communications	2,432	2,390	42	1.8%
Wholesale Termination Services	4,847	4,692	155	3.3
Hosted Platform Solutions	203	207	(4)	(2.0)
Total minutes of use	7,482	7,289	193	2.6%

Average revenue per minute
Retail Communications	$0.0751	$0.0722	$0.0029	4.0%
Wholesale Termination Services	0.0329	0.0381	(0.0052)	(13.5)

Retail Communications’ minutes of use increased 1.8% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014, which was driven by the volume growth in the U.S., which more than offset the decrease in minutes of use in Europe, South America and Asia. Retail Communications’ revenue grew 5.9% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014. The revenue and minutes of use growth was led by penetration and acceptance of Boss Revolution within our U.S. retail distribution network as the number of active Boss Revolution retailers and customers increased, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe, South America and Asia. Boss Revolution continues to attract new customers, and we are working to sustain that momentum by increasing our sales and marketing efforts in fiscal 2015. In fiscal 2014, we acquired the assets of an over-the-top messaging provider, and we have begun integrating its messaging service into our Boss Revolution calling app for mobile phone users. We expect to introduce messaging within the app in the first half of calendar 2015. Retail Communications’ revenue comprised 45.2% and 41.8% of Telecom Platform Services’ revenue in the three months ended October 31, 2014 and 2013, respectively.

Wholesale Termination Services’ minutes of use increased 3.3% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 due to an increase in minutes of use from carrier sales, partially offset by a significant decrease in our web-based prepaid termination service. Wholesale Termination Services’ revenue decreased 10.6% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 although minutes of use increased mostly because the traffic mix in the three months ended October 31, 2014 tilted towards lower revenue per minute destinations compared to the similar period in fiscal 2014. In addition, there were fewer pricing shift opportunities in Latin America resulting from disparities in local currency exchange rates in the three months ended October 31, 2014 compared to the similar period in fiscal 2014. Wholesale Termination Services’ revenue comprised 39.6% and 43.3% of Telecom Platform Services’ revenue in the three months ended October 31, 2014 and 2013, respectively.

Payment Services’ revenue increased 2.1% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 due to an increase in international and domestic airtime top-up revenue, as well as increases in revenue from our international money transfer service and IDT Financial Services Ltd., our Gibraltar-based bank. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution payment platform. In fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution payment platform. As of October 31, 2014, we had money transmitter licenses in 45 of the 47 states where they are required as well as in Puerto Rico and Washington, D.C. Payment Services’ revenue comprised 12.7% and 12.1% of Telecom Platform Services’ revenue in the three months ended October 31, 2014 and 2013, respectively.

Hosted Platform Solutions revenue declined 11.2% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014. The decline was due to decreases in revenues from managed services and from our cable telephony business, which is in harvest mode. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services.  In addition, several of our other hosted managed services operators are continuing to experience attrition in their subscriber customer base. Hosted Platform Solutions’ revenue comprised 2.5% and 2.8% of Telecom Platform Services’ revenue in the three months ended October 31, 2014 and 2013, respectively. Hosted Platform Solutions minutes of use decreased 2.0% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014, primarily as a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very significant metric.

Consumer Phone Services revenues declined 23.4% in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 5,800 as of October 31, 2014 compared to 7,400 as of October 31, 2013. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 26,800 as of October 31, 2014 compared to 33,700 as of October 31, 2013. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$341.6	$348.2	$(6.6)	(1.9)%
Consumer Phone Services	1.0	1.4	(0.4)	(22.8)

Total direct cost of revenues	$342.6	$349.6	$(7.0)	(2.0)%

	Three months ended October 31,		Change
	2014	2013
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.6%	84.4%	0.2%
Consumer Phone Services	45.6	45.3	0.3

Total	84.4%	84.1%	0.3%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 mainly due to the 2.2% decrease in Telecom Platform Services’ revenues in the three months ended October 31, 2014 compared to the similar period in fiscal 2014. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 20 basis points in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 primarily as a result of the 13.5% decrease in Wholesale Termination Services’ average revenue per minute, partially offset by a 4.0% increase in Retail Communications’ average revenue per minute.

Direct cost of revenues in our Consumer Phone Services segment decreased the three months ended October 31, 2014 compared to the similar period in fiscal 2014 primarily as a result of the declining customer base.

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$51.2	$49.7	$1.5	3.0%
Consumer Phone Services	0.9	1.2	(0.3)	(26.6)

Total selling, general and administrative expenses	$52.1	$50.9	$1.2	2.3%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 was partially due to increases in employee compensation. The increase in employee compensation was the result of annual payroll increases for a larger workforce, as well as expansion of our retail direct sales force in the U.S., which results in more control over our product distribution and enhances our relationships with retailers. The increase in selling, general and administrative expenses in our Telecom Platform Services segment was also due to an increase in marketing and advertising costs, which are variable costs that closely track revenue performance. The increase in selling, general and administrative expenses in our Telecom Platform Services segment was partially offset by decreases in stock-based compensation and costs associated with certain legal matters. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses increased to 12.7% from 12.0% in the three months ended October 31, 2014 and 2013, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$3.8	$3.2	$0.6	17.2%
Consumer Phone Services	—	—	—	—

Total depreciation and amortization	$3.8	$3.2	$0.6	17.2%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Severance expense
Telecom Platform Services	$1.5	$—	$1.5	nm
Consumer Phone Services	—	—	—	—

Total severance expense	$1.5	$—	$1.5	nm

nm—not meaningful

Severance expense. Severance expense in the three months ended October 31, 2014 was due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S. Approximately 20 employees were terminated in the three months ended October 31, 2014 as a result of the downsizing.

Other Operating Gain. The Telecom Platform Services segment’s income from operations in the three months ended October 31, 2013 included a gain of $0.3 million related to a legal matter.

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Income from operations
Telecom Platform Services	$5.7	$11.9	$(6.2)	(52.4)%
Consumer Phone Services	0.3	0.4	(0.1)	(15.6)

Total income from operations	$6.0	$12.3	$(6.3)	(51.1)%

Zedge

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Revenues	$2.0	$1.4	$0.6	40.9%
Direct cost of revenues	0.3	0.2	0.1	29.4
Selling, general and administrative	1.2	0.8	0.4	42.6
Depreciation	0.2	0.2	—	7.8

Income from operations	$0.3	$0.2	$0.1	95.2%

Revenues.  Zedge’s revenues are derived from selling its advertising inventory across its Android and iOS apps and its websites, as well as from mobile game installations on Android. Zedge’s revenues increased in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 as a result of higher app usage and higher value ad units on its Android app as well as the introduction of advertising on its iOS app. In the three months ended October 31, 2014 and 2013, Zedge’s revenue from its Android and iOS apps totaled 95% and 75%, respectively, of total revenue. Revenue from desktop and mobile websites, as expected, declined in the three months ended October 31, 2014 compared to the similar period in fiscal 2014. The growth in Total Installs and Active Installs for the Zedge Android and iOS apps is presented in the table below. “Total Installs” is the number of times the app has been downloaded. “Active Installs” is the number of unique active devices on which the application is currently installed and excludes any devices where the application was uninstalled or any devices that are no longer active. This increase in users was a primary driver of advertising revenue growth.

	October 31,		Change
	2014	2013	#
	(in millions)
Total Installs (Android and iOS)	122	82	40
Active Installs (Android and iOS)	55	36	19

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 primarily as a result of the increase in users. Direct cost of revenues as a percentage of revenues was 12.6% and 13.7% in the three months ended October 31, 2014 and 2013, respectively.

Selling, General and Administrative. The increase in selling, general and administrative expenses in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 was primarily due to increases in developer headcount which increased employee payroll, bonus expense, and employee recruiting expense, partially offset by a decrease in consulting expense related to business development.

Depreciation. Depreciation expense was basically unchanged in the three months ended October 31, 2014 and 2013. Zedge’s depreciation expense is primarily depreciation of capitalized payroll costs of employees working on internal use software related to the iOS app and the Android app.

All Other

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Revenues	$4.7	$3.4	$1.3	39.9%
Direct cost of revenues	(0.9)	(0.5)	(0.4)	(84.4)
Selling, general and administrative	(0.7)	(1.4)	0.7	49.4
Depreciation	(0.3)	(0.4)	0.1	12.0
Research and development	(1.7)	(2.3)	0.6	27.2
Gain on sale of interest in Fabrix Systems Ltd.	75.1	—	75.1	nm
Other operating gain	—	0.6	(0.6)	(100.0)

Income (loss) from operations	$76.2	$(0.6)	$76.8	nm

nm—not meaningful

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $67.5 million. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches over a period of 18 months. In the three months ended October 31, 2014, we recorded a gain on the sale of our interest in Fabrix of $75.1 million.

Other Operating Gain. In the three months ended October 31, 2013, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom or Zedge in All Other. Following is the results of operations of Fabrix, which was included in All Other until it was sold in October 2014, therefore the results of operations only includes two months in fiscal 2015 compared to three months in fiscal 2014:

	Three months ended October 31,		Change
	2014	2013	$	%
Fabrix	(in millions)
Revenues	$4.2	$3.0	$1.2	39.5%
Direct cost of revenues	0.9	0.5	0.4	84.4
Selling, general and administrative	0.6	0.8	(0.2)	(29.2)
Depreciation	0.1	0.1	—	(26.5)
Research and development	1.7	2.3	(0.6)	(27.2)

Income (loss) from operations	$0.9	$(0.7)	$1.6	235.7%

Revenues. Fabrix was our majority-owned venture that developed and licensed a proprietary video software platform optimized for cost effective cloud-based video storage, high throughput streaming and intelligent content distribution. This software was marketed to cable and telecommunications operators, Internet service providers and web based video portals that require deep video storage capabilities or offer unicast television applications including video-on-demand, multi-screen delivery, cloud storage, time/place shifting and remote DVR storage capabilities. In the first quarter of fiscal 2011, Fabrix successfully deployed its deep video storage product with a North American tier-1 operator. In addition, the major American cable operator that licensed the Fabrix software in August 2010 to empower its cloud-based DVR offering continued to purchase additional product. Finally, in the third quarter of fiscal 2013, Fabrix commenced software deliveries to a major European operator. Fabrix generally recognized revenue for its software licenses and support from the date on which delivered orders were accepted by the customer over the term of the related software support agreements.

Corporate

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
General and administrative expenses	$3.0	$4.5	$(1.5)	(34.1)%
Other operating loss	—	0.1	(0.1)	(100.0)

Loss from operations	$3.0	$4.6	$(1.6)	(35.4)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 was primarily due to decreases in the charitable contributions accrual and stock-based compensation. In the three months ended October 31, 2014 and 2013, we accrued $0.3 million and $1.1 million, respectively, for contributions to the IDT Charitable Foundation. Corporate general and administrative expenses in the three months ended October 31, 2014 and 2013 are net of amounts billed to our former subsidiaries Genie Energy Ltd., or Genie, which was spun-off in October 2011, and Straight Path Communications Inc., or Straight Path, which was spun-off in July 2013. The fees charged to Genie, net of amounts charged by Genie to us, were $0.8 million and $0.6 million in the three months ended October 31, 2014 and 2013, respectively. The fees charged to Straight Path were $0.8 million and $0.3 million in the three months ended October 31, 2014 and 2013, respectively. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.7% and 1.1% in the three months ended October 31, 2014 and 2013, respectively.

Other Operating Loss. In the three months ended October 31, 2013, we incurred a loss of $0.1 million in connection with the June 2013 settlement of outstanding claims and disputes with the former Chief Executive Officer of Straight Path Spectrum, Inc. and his related parties.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.8 million and $2.5 million in the three months ended October 31, 2014 and 2013, respectively. At October 31, 2014, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period.

	Three months ended October 31,		Change
	2014	2013	$	%
	(in millions)
Income from operations	$79.6	$7.3	$72.3	993.1%
Other income (expense), net	1.3	(0.5)	1.8	341.0
Provision for income taxes	(0.5)	(2.7)	2.2	81.7

Net income	80.4	4.1	76.3	nm
Net income attributable to noncontrolling interests	(0.2)	(0.6)	0.4	62.2

Net income attributable to IDT Corporation	$80.2	$3.5	$76.7	nm

nm—not meaningful

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended October 31,
	2014	2013
	(in millions)
Foreign currency transaction gains (losses)	$0.8	$(1.2)
Gain on investments	1.8	0.7
Other	(1.3)	—

Total other income (expense), net	$1.3	$(0.5)

Income Taxes. The $75.1 million gain on the sale of our interest in Fabrix in the three months ended October 31, 2014 was recorded by a wholly-owned non-U.S. subsidiary. The gain is not taxable in the subsidiary’s tax domicile and is not subject to U.S. tax until distributed. There is no plan to distribute the proceeds of sale. The decline in income tax expense in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 was primarily due to the decrease in income before income taxes excluding the gain on the sale of our interest in Fabrix in the three months ended October 31, 2014 compared to the similar period in fiscal 2014.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2014 compared to the similar period in fiscal 2014 was primarily due to the increase in the Fabrix net loss in the three months ended October 31, 2014 compared to the similar period in fiscal 2014.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of October 31, 2014 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending October 31, 2015.

As of October 31, 2014, we had cash, cash equivalents and marketable securities of $228.8 million and working capital (current assets in excess of current liabilities) of $16.7 million. As of October 31, 2014, we also had $11.4 million in investments in hedge funds, of which less than $0.1 million was included in “Other current assets” and $11.4 million was included in “Investments” in our consolidated balance sheet.

As of October 31, 2014, we had restricted cash and cash equivalents of $60.6 million, all of which was included in “Restricted cash and cash equivalents-short term” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services Ltd., our Gibraltar-based bank.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At October 31, 2014 and July 31, 2014, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $12.4 million and $12.9 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

	Three months ended October 31,
	2014	2013
	(in millions)
Cash flows provided by (used in):
Operating activities	$8.3	$11.0
Investing activities	27.5	(3.4)
Financing activities	(18.3)	(9.2)
Effect of exchange rate changes on cash and cash equivalents	(3.1)	0.8

Increase (decrease) in cash and cash equivalents	$14.4	$(0.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the spin-off. In the three months ended October 31, 2014, we paid $13,000 in connection with this obligation. At October 31, 2014, our estimated liability for this obligation was $3.3 million.

Investing Activities

Our capital expenditures were $6.1 million and $3.6 million in the three months ended October 31, 2014 and 2013, respectively. We currently anticipate that total capital expenditures for the twelve month period ending October 31, 2015 will be approximately $23.1 million, which includes expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $67.5 million. As of October 31, 2014, we had received cash of $36.0 million and had aggregate receivables of $31.5 million, of which $27.8 million was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” and $3.7 million was included in “Other assets” in our consolidated balance sheet. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches over a period of 18 months. In the three months ended October 31, 2014, we recorded a gain on the sale of our interest in Fabrix of $75.1 million.

In the three months ended October 31, 2014 and 2013, respectively, we used cash of $0.2 million and nil, respectively, for additional investments.

We received $23,000 and $1.0 million in the three months ended October 31, 2014 and 2013, respectively, from the sale and redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $0.6 million in the three months ended October 31, 2013 related to water damage in our building at 520 Broad Street, Newark, New Jersey that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in the three months ended October 31, 2013.

Purchases of marketable securities were $9.1 million and $7.4 million in the three months ended October 31, 2014 and 2013, respectively. Proceeds from maturities and sales of marketable securities were $6.8 million and $6.1 million in the three months ended October 31, 2014 and 2013, respectively.

Financing Activities

In the three months ended October 31, 2014, we paid cash dividends of $0.17 per share on our Class A common stock and Class B common stock, or $4.0 million in total. In the three months ended October 31, 2013, we paid cash dividends of $0.08 per share on our Class A common stock and Class B common stock, or $1.8 million in total. On November 21, 2014, we paid a special dividend of $0.68 per share to holders of record of our Class A common stock and Class B common stock as of the close of business on November 14, 2014, or $15.8 million in total. In December 2014, our Board of Directors declared a dividend of $0.18 per share for the first quarter of fiscal 2015 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about December 19, 2014 to stockholders of record as of the close of business on December 15, 2014.

We distributed cash of $0.8 million and $0.5 million in the three months ended October 31, 2014 and 2013, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

In August 2013, both Fabrix and a wholly-owned subsidiary of ours purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix.

We received proceeds from the exercise of our stock options of $0.5 million in the three months ended October 31, 2013. No stock options were exercised in the three months ended October 31, 2014.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2016. In the three months ended October 31, 2014 and 2013, IDT Telecom borrowed nil and $15.0 million, respectively, and IDT Telecom repaid $13.0 million and $21.1 million, respectively. We intend to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $90.0 million. At October 31, 2014, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $84.8 million.

Repayments of other borrowings were $0.1 million in both the three months ended October 31, 2014 and 2013.

In the three months ended October 31, 2014 and 2013, we paid $0.1 million and $0.1 million, respectively, to repurchase 8,637 and 5,174 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In the three months ended October 31, 2014, we repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases under the program in the three months ended October 31, 2013. As of October 31, 2014, 5.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $61.3 million at October 31, 2014 from $80.8 million at July 31, 2014 primarily due to a $14.9 million decrease in IDT Telecom’s gross trade accounts receivable balance and due to the sale of our interest in Fabrix. At July 31, 2014, Fabrix’ gross trade accounts receivable balance was $4.8 million. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in the three months ended October 31, 2014 in excess of amounts billed during the period, accounts receivable written-off and the effect of changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 11.7% at October 31, 2014 and 14.2% at July 31, 2014 as a result of accounts receivable write-offs in the three months ended October 31, 2014 that reduced the IDT Telecom allowance for doubtful accounts and gross trade accounts receivable balances.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2014:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$10.2	$4.3	$4.0	$1.7	$0.2
Purchase commitments	2.6	2.6	—	—	—
Note payable (including interest)	6.9	6.9	—	—	—

Total contractual obligations	$19.7	$13.8	$4.0	$1.7	$0.2

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$3.7	$3.7	$—	$—	$—

(1)	The above table does not include an aggregate of $10.3 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with our spin-off of Straight Path Communications Inc., or Straight Path, in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off.

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2014, we had aggregate performance bonds of $10.3 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 31% of our consolidated revenues for both the three months ended October 31, 2014 and 2013. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of October 31, 2014, the carrying value of our marketable securities and investments in hedge funds was $15.1 million and $11.4 million, respectively. We liquidated most of our investment in hedge funds in recent years. Much of the remaining balances in these funds are subject to time restrictions. We may consider liquidating such remaining balances when their restrictions lapse. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2015:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2014	—	$—	—	5,064,792
September 1–30, 2014 (2)	2,746	$16.11	—	5,064,792
October 1–31, 2014 (3)	35,566	$14.43	29,675	5,035,117

Total	38,312	$14.55	29,675

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.
(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.
(3)	Includes 29,675 shares of Class B common stock purchased pursuant to the stock repurchase program, as well as 5,891 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT CORPORATION

December 10, 2014	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

December 10, 2014	By:	/s/ MARCELO FISCHER
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

