Form 10-Q
period 2015-04-30
IDT CORP
filed 2015-06-09
CIK 1005731

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2015

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):   Yes  ☐   No  ☒

As of June 3, 2015, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	22,253,363 shares outstanding (excluding 2,979,800 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.        Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$114,754	$153,823
Restricted cash and cash equivalents—short-term	73,645	65,706
Marketable securities	31,376	12,873
Trade accounts receivable, net of allowance for doubtful accounts of $5,958 at April 30, 2015 and $11,507 at July 31, 2014	50,717	69,330
Receivable from sale of interest in Fabrix Systems Ltd.	31,686	—
Prepaid expenses	18,400	21,799
Deferred income tax assets, net—current portion	184	2,953
Other current assets	11,981	12,381
Total current assets	332,743	338,865
Property, plant and equipment, net	90,552	81,760
Goodwill	14,421	14,830
Other intangibles, net	1,382	1,742
Investments	11,547	10,008
Restricted cash and cash equivalents—long-term	—	2,763
Deferred income tax assets, net—long-term portion	16,838	16,248
Other assets	14,077	14,715
Total assets	$481,560	$480,931

Liabilities and equity
Current liabilities:
Revolving credit loan payable	$—	$13,000
Trade accounts payable	25,657	42,135
Accrued expenses	142,161	142,528
Deferred revenue	86,050	101,165
Customer deposits	68,817	62,685
Income taxes payable	414	732
Notes payable—current portion	6,422	271
Other current liabilities	3,367	5,468
Total current liabilities	332,888	367,984
Notes payable—long-term portion	—	6,353
Other liabilities	1,774	5,430
Total liabilities	334,662	379,767
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2015 and July 31, 2014	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,233 and 24,587 shares issued and 22,253 and 21,653 shares outstanding at April 30, 2015 and July 31, 2014, respectively	252	246
Additional paid-in capital	401,866	392,858
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,980 and 2,934 shares of Class B common stock at April 30, 2015 and July 31, 2014, respectively	(100,545)	(99,841)
Accumulated other comprehensive income	870	3,668
Accumulated deficit	(156,665)	(196,725)
Total IDT Corporation stockholders’ equity	145,811	100.239
Noncontrolling interests	1,087	925
Total equity	146,898	101,164
Total liabilities and equity	$481,560	$480,931

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues	$383,930	$403,761	$1,190,981	$1,230,855
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	316,508	332,376	989,052	1,017,954
Selling, general and administrative (i)	53,792	55,548	168,184	170,588
Depreciation and amortization	4,617	4,153	13,462	12,108
Research and development	—	2,514	1,656	7,387
Severance	6,226	—	8,126	—
Total costs and expenses	381,143	394,591	1,180,480	1,208,037
Gain on sale of interest in Fabrix Systems Ltd.	1,235	—	76,864	—
Other operating (losses) gains, net	(1,552)	—	(1,552)	1,209
Income from operations	2,470	9,170	85,813	24,027
Interest expense, net	(54)	(135)	(184)	(55)
Other (expense) income, net	(1,352)	159	937	(3,455)
Income before income taxes	1,064	9,194	86,566	20,517
Benefit from (provision for) income taxes	59	(3,595)	(2,332)	(7,895)

Net income	1,123	5,599	84,234	12,622
Net income attributable to noncontrolling interests	(558)	(582)	(1,003)	(1,548)
Net income attributable to IDT Corporation	$565	$5,017	$83,231	$11,074

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.02	$0.22	$3.64	$0.51
Diluted	$0.02	$0.22	$3.58	$0.48

Weighted-average number of shares used in calculation of earnings per share:
Basic	23,034	22,680	22,867	21,763
Diluted	23,468	23,023	23,259	22,893

Dividends declared per common share	$0.18	$0.17	$1.85	$0.34

(i) Stock-based compensation included in selling, general and administrative expenses	$992	$793	$4,012	$4,920

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$1,123	$5,599	$84,234	$12,622
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	(3)	—	12	—
Foreign currency translation adjustments	1,065	531	(2,912)	1,713
Other comprehensive income (loss)	1,062	531	(2,900)	1,713

Comprehensive income	2,185	6,130	81,334	14,335
Comprehensive income attributable to noncontrolling interests	(558)	(582)	(1,003)	(1,548)
Comprehensive income attributable to IDT Corporation	$1,627	$5,548	$80,331	$12,787

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2015	2014
	(in thousands)
Operating activities
Net income	$84,234	$12,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,462	12,108
Deferred income taxes	2,176	6,609
Provision for doubtful accounts receivable	90	1,367
Gain on sale of interest in Fabrix Systems Ltd.	(76,864)	—
Gain on proceeds from insurance	—	(571)
Interest in the equity of investments	(1,655)	(1,433)
Stock-based compensation	4,012	4,920
Change in assets and liabilities:
Restricted cash and cash equivalents	(11,400)	(14,278)
Trade accounts receivable	8,544	1,292
Prepaid expenses, other current assets and other assets	2,604	(1,658)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(5,287)	(14,438)
Customer deposits	11,169	16,103
Income taxes payable	(278)	(42)
Deferred revenue	(3,024)	7,035
Net cash provided by operating activities	27,783	29,636
Investing activities
Capital expenditures	(22,810)	(12,431)
Proceeds from sale of interest in Fabrix Systems Ltd, net of cash and cash equivalents sold.	36,455	—
Purchase of investments	(125)	(425)
Proceeds from sale and redemption of investments	71	1,038
Proceeds from insurance	—	571
Purchases of marketable securities	(35,502)	(15,690)
Proceeds from maturities and sales of marketable securities	16,840	12,957
Net cash used in investing activities	(5,071)	(13,980)
Financing activities
Dividends paid	(43,171)	(9,687)
Distributions to noncontrolling interests	(1,450)	(1,287)
Purchases of stock of subsidiary	—	(1,133)
Proceeds from exercise of stock options	3,317	609
Proceeds from revolving credit loan payable	—	43,000
Repayments of revolving credit loan payable and other borrowings	(13,201)	(51,252)
Repurchases of Class B common stock	(703)	(955)
Net cash used in financing activities	(55,208)	(20,705)
Effect of exchange rate changes on cash and cash equivalents	(6,573)	476
Net decrease in cash and cash equivalents	(39,069)	(4,573)
Cash and cash equivalents at beginning of period	153,823	151,600
Cash and cash equivalents at end of period	$114,754	$147,027
Supplemental schedule of non-cash investing and financing activities
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$14,333	$—
Adjustment to liabilities in connection with the Straight Path Spin-Off	$—	$1,624

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2015. The balance sheet at July 31, 2014 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2014, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2015 refers to the fiscal year ending July 31, 2015).

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix Systems Ltd. (“Fabrix”) to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At April 30, 2015, the Company had received cash of $36.4 million and had aggregate receivables of $31.7 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in the accompanying consolidated balance sheet. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In the three months ended April 30, 2015, the Company recorded gain on the sale of its interest in Fabrix of $1.2 million, which represented adjustments to the Company’s share of Fabrix’ working capital and estimated transaction costs. In the nine months ended April 30, 2015, the Company recorded a gain on the sale of its interest in Fabrix of $76.9 million.

In June 2015, the Company received cash of $23.2 million that was included in “Receivable from sale of interest in Fabrix Systems Ltd.” at April 30, 2015.

Fabrix’ income (loss) before income taxes and income (loss) before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Income (loss) before income taxes	$—	$296	$917	$(1,380)

Income (loss) before income taxes attributable to IDT Corporation	$—	$261	$1,325	$(1,221)

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2015:
Certificates of deposit*	$19,290	$1	$—	$19,291
Federal Home Loan Bank bond	995	—	—	995
International agency notes	1,120	2	—	1,122
Municipal bonds	9,967	4	(3)	9,968
Total	$31,372	$7	$(3)	$31,376
July 31, 2014:
Certificates of deposit*	$10,375	$—	$—	$10,375
Equity securities	31	—	(9)	22
Municipal bonds	2,475	1	—	2,476
Total	$12,881	$1	$(9)	$12,873

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $4.7 million and $2.9 million in the three months ended April 30, 2015 and 2014, respectively, and $16.8 million and $13.0 million in the nine months ended April 30, 2015 and 2014, respectively. There were no gross realized gains or losses as a result of sales in the three months ended April 30, 2015 and 2014, respectively. The gross realized losses that were included in earnings as a result of sales were $54,000 and nil in the nine months ended April 30, 2015 and 2014, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2015 were as follows:

Fair Value
(in thousands)
Within one year	$20,491
After one year through five years	9,290
After five years through ten years	1,219
After ten years	376
Total	$31,376

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2015:
Municipal bonds	$3	$2,993
July 31, 2014:
Equity securities	$9	$22

At April 30, 2015 and July 31, 2014, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2015:
Available-for-sale securities	$—	$31,376	$—	$31,376
July 31, 2014:
Available-for-sale securities	$—	$12,873	$—	$12,873

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At April 30, 2015 and July 31, 2014, the Company did not have any liabilities measured at fair value on a recurring basis.

At April 30, 2015 and July 31, 2014, the Company had $9.1 million and $9.5 million, respectively, in investments in hedge funds, of which less than $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $9.1 million and $9.4 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, notes payable—current portion and other current liabilities. At April 30, 2015 and July 31, 2014, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At July 31, 2014, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Other assets, Notes payable—long-term portion and other liabilities. At April 30, 2015 and July 31, 2014, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at April 30, 2015 and July 31, 2014 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.6 million and $1.8 million at April 30, 2015 and July 31, 2014, respectively, which the Company believes was not impaired.

Note 5—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2015
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2014	$100,239	$925	$101,164
Dividends declared ($1.85 per share)	(43,171)	—	(43,171)
Restricted Class B common stock purchased from employees	(279)	—	(279)
Repurchases of Class B common stock through repurchase program	(424)	—	(424)
Exercise of stock options.	3,317	—	3,317
Stock issued for matching contributions to the 401(k) Plan	1,266	—	1,266
Other	—	9	9
Sale of interest in Fabrix Systems Ltd.	102	538	640
Distributions to noncontrolling interests	—	(1,450)	(1,450)
Stock-based compensation	4,430	62	4,492
Comprehensive income:
Net income	83,231	1,003	84,234
Other comprehensive loss	(2,900)	—	(2,900)
Comprehensive income	80,331	1,003	81,334
Balance, April 30, 2015	$145,811	$1,087	$146,898

Dividend Payments

In the nine months ended April 30, 2015, the Company paid aggregate cash dividends of $1.85 per share on its Class A common stock and Class B common stock, or $43.2 million in total. The aggregate cash dividends included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In June 2015, the Company’s Board of Directors declared a dividend of $0.18 per share for the third quarter of fiscal 2015 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about June 23, 2015 to stockholders of record as of the close of business on June 15, 2015.

Stock Repurchase Program

The Company has a stock repurchase program that authorized the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In the nine months ended April 30, 2015, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases under the program in the nine months ended April 30, 2014. At April 30, 2015, 5.0 million shares remained available for repurchase under the stock repurchase program.

401(k) Plan Matching Contributions

In the nine months ended April 30, 2015, the Company contributed 70,843 shares of its Class B common stock to the Company’s 401(k) Plan for matching contributions. The Company’s cost for contributions to the 401(k) Plan was $1.3 million in the nine months ended April 30, 2015.

Restricted Stock

On March 11, 2015, the Compensation Committee of the Company’s Board of Directors approved an equity grant of 0.3 million restricted shares of the Company’s Class B common stock to its employees, including executive officers. The shares vest 50% in January 2017 and 50% in July 2018. Unrecognized compensation expense related to these restricted shares on the March 11, 2015 grant date was $5.0 million based on the estimated fair value of the shares. The unrecognized compensation expense is recognized over the vesting period.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Basic weighted-average number of shares	23,034	22,680	22,867	21,763
Effect of dilutive securities:
Stock options	20	105	33	108
Non-vested restricted Class B common stock	414	238	359	1,022
Diluted weighted-average number of shares	23,468	23,023	23,259	22,893

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Stock options excluded from the calculation of diluted earnings per share	15	98	166	61

Note 7—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2017. At April 30, 2015 and July 31, 2014, there was nil and $13.0 million, respectively, outstanding under the facility. The principal outstanding at July 31, 2014 incurred interest at a rate of 1.65% per annum. In August 2014, IDT Telecom repaid the $13.0 million loan payable. The Company intends to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At April 30, 2015 and July 31, 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $74.4 million and $73.7 million, respectively.

Note 8—Severance Expense

In February and March 2015, the Company completed a reduction of its workforce, which is expected to result in a reduction of approximately 7% of its global compensation costs beginning in the fourth quarter of fiscal 2015. The cost-cutting initiative is expected to reduce the Company’s current selling, general and administrative expense run rate by approximately $10 million per year. As a result of this reduction in headcount, the Company incurred severance expense of $6.2 million in the third quarter of fiscal 2015. Severance expense in the nine months ended April 30, 2015 also included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S in the first quarter of fiscal 2015. At April 30, 2015, there was accrued severance of $5.1 million included in “Accrued expenses” in the accompanying consolidated balance sheet for the February and March 2015 headcount reductions.

Note 9—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income
	(in thousands)
Balance, July 31, 2014	$(8)	$3,676	$3,668
Sale of interest in Fabrix Systems Ltd.	—	102	102
Other comprehensive income (loss) attributable to IDT Corporation	12	(2,912)	(2,900)
Balance, April 30, 2015	$4	$866	$870

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

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Beginning in the second quarter of fiscal 2015, All Other includes Zedge Holdings, Inc. (“Zedge”), which owns and operates a platform for mobile phone consumers interested in obtaining free, high quality mobile phone customization content including ringtones, wallpapers, notification sounds and app icons, as well as mobile games. Comparative results have been reclassified and restated as if Zedge was included in All Other in all periods presented. All Other also includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended April 30, 2015
Revenues	$379,139	$2,098	$2,693	$—	$383,930
Income (loss) from operations	5,602	324	1,584	(5,040)	2,470
Gain on sale of interest in Fabrix Systems Ltd.	—	—	1,235	—	1,235
Other operating loss	—	—	—	(1,552)	(1,552)

Three Months Ended April 30, 2014
Revenues	$394,568	$2,625	$6,568	$—	$403,761
Income (loss) from operations	12,378	517	(443)	(3,282)	9,170

Nine Months Ended April 30, 2015
Revenues	$1,171,897	$6,652	$12,432	$—	$1,190,981
Income (loss) from operations	18,142	985	77,520	(10,834)	85,813
Gain on sale of interest in Fabrix Systems Ltd.	—	—	76,864	—	76,864
Other operating loss	—	—	—	(1,552)	(1,552)

Nine Months Ended April 30, 2014
Revenues	$1,205,490	$8,491	$16,874	$—	$1,230,855
Income (loss) from operations	36,676	1,358	(2,242)	(11,765)	24,027
Other operating gains (loss), net	650	—	638	(79)	1,209

Note 11—Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for reargument of that decision. The Company is evaluating its options going forward.

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

Note 12—Commitments and Contingencies

Purchase Commitments

The Company had purchase commitments of $3.8 million at April 30, 2015, which includes commitments related to the renovations of the first four floors of the Company’s building located at 520 Broad Street, Newark, New Jersey.

Letters of Credit

At April 30, 2015, the Company had letters of credit outstanding totaling $3.3 million for collateral to secure mortgage repayments and for IDT Telecom’s business. The letters of credit outstanding at April 30, 2015 expire in the twelve month period ending April 30, 2016.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2015, the Company had aggregate performance bonds of $11.0 million outstanding.

Customer Deposits

At April 30, 2015 and July 31, 2014, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $68.8 million and $62.7 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At April 30, 2015 and July 31, 2014, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.5 million and $12.9 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	April 30, 2015	July 31, 2014
	(in thousands)
Restricted cash and cash equivalents-short-term
Related to letters of credit	$3,201	$665
IDT Financial Services customer deposits	70,189	64,415
Other	255	626
Total short-term	73,645	65,706
Restricted cash and cash equivalents-long-term
Related to letters of credit	—	2,763
Total restricted cash and cash equivalents	$73,645	$68,469

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

Nine Months Ended April 30, 2015
(in thousands)
Balance, beginning of period	$1,860
Additional liability	1,732
Adjustments	(540)
Payments	(2,104)
Balance, end of period	$948

Note 13—Other Operating Gains, Net

The following table summarizes the other operating gains, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Telecom Platform Services-gain related to legal matters	$—	$—	$—	$650
All Other-gain on insurance claim (a)	—	—	—	571
All Other-other	—	—	—	67
Corporate-losses related to legal matters	(1,552)	—	(1,552)	(79)
Total other operating gains, net	$(1,552)	$—	$(1,552)	$1,209

(a) In the nine months ended April 30, 2014, the Company received proceeds from insurance of $0.6 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. The Company recorded a gain of $0.6 million from this insurance claim.

Note 14—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2015	2014	2015	2014
	(in thousands)
Foreign currency transaction losses	$(1,865)	$(478)	$(776)	$(4,840)
Gain on investments	200	581	1,601	1,434
Other	313	56	112	(49)
Total other (expense) income, net	$(1,352)	$159	$937	$(3,455)

Note 15—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on August 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

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

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes Zedge Holdings, Inc., or Zedge, which owns and operates a platform for mobile phone consumers interested in obtaining free, high quality mobile phone customization content including ringtones, wallpapers, notification sounds and app icons, as well as mobile games. All Other also includes our real estate holdings and other, smaller, businesses. Until the sale of Fabrix Systems Ltd., or Fabrix, in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.0% and 98.6% of our total revenues in the nine months ended April 30, 2015 and 2014, respectively.

Telecom Platform Services, which represented 99.4% and 99.3% of IDT Telecom’s total revenues in the nine months ended April 30, 2015 and 2014, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

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

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2017. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements. In April 2015, the FASB proposed a one-year deferral of the effective date for the new revenue recognition standard to annual reporting periods beginning after December 15, 2017, including interim reporting periods therein.

Results of Operations

Three and Nine Months Ended April 30, 2015 Compared to Three and Nine Months Ended April 30, 2014

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenues
Telecom Platform Services	$379.1	$394.6	$(15.5)	(3.9)%	$1,171.9	$1,205.5	$(33.6)	(2.8)%
Consumer Phone Services	2.1	2.6	(0.5)	(20.1)	6.6	8.5	(1.9)	(21.7)
Total revenues	$381.2	$397.2	$(16.0)	(4.0)%	$1,178.5	$1,214.0	$(35.5)	(2.9)%

Revenues. IDT Telecom revenues decreased in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues.

Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2015 and 2014 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$/#	%	2015	2014	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$182.3	$172.5	$9.8	5.7%	$546.4	$514.8	$31.6	6.1%
Wholesale Termination Services	135.6	161.0	(25.4)	(15.7)	443.1	507.4	(64.3)	(12.7)
Payment Services	51.7	50.2	1.5	2.9	152.7	149.1	3.6	2.4
Hosted Platform Solutions	9.5	10.9	(1.4)	(13.4)	29.7	34.2	(4.5)	(13.2)
Total Telecom Platform Services revenues	$379.1	$394.6	$(15.5)	(3.9)%	$1,171.9	$1,205.5	$(33.6)	(2.8)%
Minutes of use
Retail Communications	2,318	2,387	(69)	(2.9)%	7,172	7,179	(7)	(0.1)%
Wholesale Termination Services	4,648	5,012	(364)	(7.3)	14,427	14,462	(35)	(0.2)
Hosted Platform Solutions	181	195	(14)	(7.1)	562	601	(39)	(6.6)
Total minutes of use	7,147	7,594	(447)	(5.9)%	22,161	22,242	(81)	(0.4)%
Average revenue per minute
Retail Communications	$0.0786	$0.0722	$0.0064	8.9%	$0.0762	$0.0717	$0.0045	6.2%
Wholesale Termination Services	0.0292	0.0321	(0.0029)	(9.2)	0.0307	0.0351	(0.0044)	(12.5)

Retail Communications’ revenue grew 5.7% and 6.1% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014 due to increased penetration of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe and South America. The change in retail sales in Asia was not significant in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014. In fiscal 2014, we acquired the assets of an over-the-top messaging provider. We expect to introduce instant messaging and free peer-to-peer voice calling within the Boss Revolution app in the second half of calendar 2015. Retail Communications’ minutes of use decreased 2.9% and 0.1% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014. Boss Revolution minutes of use increased in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014, but was more than offset by the decrease in traditional disposable calling cards’ minutes of use as well as the decrease in minutes of use in Europe and Asia. Retail Communications’ minutes of use in South America increased in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014. Retail Communications’ revenue comprised 46.6% and 42.7% of Telecom Platform Services’ revenue in the nine months ended April 30, 2015 and 2014, respectively.

Wholesale Termination Services’ revenue decreased 15.7% and 12.7% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014 because the traffic mix in the three and nine months ended April 30, 2015 continued to shift towards lower revenue per minute destinations compared to the similar periods in fiscal 2014. In addition, in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014, exchange-rate driven arbitrage pricing opportunities in Latin America continued to decline. Wholesale Termination Services’ minutes of use decreased 7.3% in the three months ended April 30, 2015 compared to the similar period in fiscal 2014 due to decreases in minutes of use from carrier sales and our web-based prepaid termination service. Wholesale Termination Services’ minutes of use decreased 0.2% in the nine months ended April 30, 2015 compared to the similar period in fiscal 2014 due to a decrease in minutes of use in our web-based prepaid termination service, partially offset by an increase in carrier sales minutes of use. Wholesale Termination Services’ revenue comprised 37.8% and 42.1% of Telecom Platform Services’ revenue in the nine months ended April 30, 2015 and 2014, respectively.

Payment Services’ revenue increased 2.9% and 2.4% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014 due to an increase in international and domestic airtime top-up revenue, as well as an increase in revenue from our international money transfer service. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution platform. In fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution platform. At April 30, 2015, we had money transmitter licenses in 45 of the 46 states where they are required and we have applied, as well as in Puerto Rico and Washington, D.C. We expect to begin offering a mobile/web based money transfer service for Boss Revolution customers with access to credit cards or bank accounts later in calendar 2015. Payment Services’ revenue comprised 13.0% and 12.4% of Telecom Platform Services’ revenue in the nine months ended April 30, 2015 and 2014, respectively.

Hosted Platform Solutions’ revenue declined 13.4% and 13.2% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014. The decline was due to decreases in revenues from managed services and from our cable telephony business. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. In addition, several of our other hosted managed services operators are continuing to experience attrition in their subscriber customer base. Hosted Platform Solutions’ revenue comprised 2.6% and 2.8% of Telecom Platform Services’ revenue in the nine months ended April 30, 2015 and 2014, respectively. Hosted Platform Solutions’ minutes of use decreased 7.1% and 6.6% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014, primarily as a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very meaningful metric for evaluating that business’ performance.

Consumer Phone Services’ revenues declined 20.1% and 21.7% in the three and nine months ended April 30, 2015, respectively, compared to the similar periods in fiscal 2014 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 5,300 as of April 30, 2015 compared to 6,600 as of April 30, 2014. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 24,000 as of April 30, 2015 compared to 30,300 as of April 30, 2014. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$315.2	$330.4	$(15.2)	(4.6)%	$984.2	$1,011.7	$(27.5)	(2.7)%
Consumer Phone Services	1.0	1.1	(0.1)	(11.7)	3.1	3.8	(0.7)	(18.0)
Total direct cost of revenues	$316.2	$331.5	$(15.3)	(4.6)%	$987.3	$1,015.5	$(28.2)	(2.8)%

	Three months ended April 30,			Nine months ended April 30,
	2015	2014	Change	2015	2014	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	83.1%	83.7%	(0.6)%	84.0%	83.9%	0.1%
Consumer Phone Services	47.0	42.6	4.4	46.6	44.6	2.0
Total	83.0%	83.5%	(0.5)%	83.8%	83.7%	0.1%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014, which reflects the declines in Telecom Platform Services’ revenues. Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 60 basis points in the three months ended April 30, 2015 compared to the similar period in fiscal 2014 primarily because of a non-recurring contractual expiration of unused calling card minutes from certain private label calling card offerings. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 10 basis points in the nine months ended April 30, 2015 compared to the similar period in fiscal 2014 primarily because of the loss of revenue from the relatively high margin exchange-rate driven arbitrage pricing opportunities in Latin American, the decline in margin contribution from the cable telephony business, and pricing pressure on airtime top-up offerings.

Direct cost of revenues in our Consumer Phone Services segment decreased the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014 primarily as a result of the declining customer base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$48.6	$48.3	$0.3	0.6%	$150.3	$147.6	$2.7	1.8%
Consumer Phone Services	0.8	1.0	(0.2)	(20.5)	2.5	3.3	(0.8)	(23.5)
Total selling, general and administrative expenses	$49.4	$49.3	$0.1	0.2%	$152.8	$150.9	$1.9	1.3%

Selling, General and Administrative. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014 was primarily due to increases in marketing and advertising costs, employee compensation and internal commissions. The employee compensation increase reflects annual payroll increases effective in the first quarter of fiscal 2015. The increase in internal commissions was due to the expansion of our retail direct sales force in the U.S. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses increased to 12.8% in the three and nine months ended April 30, 2015 from 12.2% in the three and nine months ended April 30, 2014.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.1	$3.5	$0.6	16.5%	$11.8	$10.2	$1.6	16.2%
Consumer Phone Services	—	—	—	(76.8)	—	—	—	(76.8)
Total depreciation and amortization	$4.1	$3.5	$0.6	16.5%	$11.8	$10.2	$1.6	16.2%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Severance expense
Telecom Platform Services	$5.6	$—	$5.6	nm	$7.5	$—	$7.5	nm
Consumer Phone Services	—	—	—	—	—	—	—	—
Total severance expense	$5.6	$—	$5.6	nm	$7.5	$—	$7.5	nm

nm—not meaningful

Severance expense. In February and March 2015, we completed a reduction of our workforce, which is expected to result in a reduction of approximately 7% of our global compensation costs beginning in the fourth quarter of fiscal 2015. As a result, IDT Telecom incurred severance expense of $5.6 million in the third quarter of fiscal 2015. In addition, severance expense in the nine months ended April 30, 2015 included $1.9 million due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S.

Other Operating Gain. The Telecom Platform Services segment’s income from operations in the nine months ended April 30, 2014 included a gain of $0.7 million related to a legal matter.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Income from operations
Telecom Platform Services	$5.6	$12.4	$(6.8)	(54.7)%	$18.1	$36.7	$(18.6)	(50.5)%
Consumer Phone Services	0.3	0.5	(0.2)	(37.3)	1.0	1.4	(0.4)	(27.4)
Total income from operations	$5.9	$12.9	$(7.0)	(54.0)%	$19.1	$38.1	$(19.0)	(49.7)%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. Beginning in the second quarter of fiscal 2015, Zedge is included in All Other. Comparative results have been reclassified and restated as if Zedge was included in All Other in all periods presented. In addition, Fabrix was included in All Other until it was sold in October 2014, therefore the results of operations only includes two months in fiscal 2015 compared to three and nine months in fiscal 2014.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenues	$2.7	$6.6	$(3.9)	(59.0)%	$12.4	$16.9	$(4.5)	(26.3)%
Direct cost of revenues	(0.3)	(0.9)	0.6	68.1	(1.7)	(2.4)	0.7	29.0
Selling, general and administrative	(1.5)	(3.0)	1.5	48.2	(6.7)	(8.0)	1.3	16.2
Depreciation	(0.5)	(0.6)	0.1	17.6	(1.7)	(1.9)	0.2	14.3
Research and development	—	(2.5)	2.5	100.0	(1.7)	(7.4)	5.7	77.6
Gain on sale of interest in Fabrix Systems Ltd.	1.2	—	1.2	nm	76.9	—	76.9	nm
Other operating gain	—	—	—	—	—	0.6	(0.6)	(100.0)
Income (loss) from operations	$1.6	$(0.4)	$2.0	457.6%	$77.5	$(2.2)	$79.7	nm

nm—not meaningful

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In the three months ended April 30, 2015, we recorded gain on the sale of our interest in Fabrix of $1.2 million, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs. In the nine months ended April 30, 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million.

Other Operating Gain. In the nine months ended April 30, 2014, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

Following is the results of operations of Fabrix, which was included in All Other until it was sold in October 2014:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Fabrix	2015	2014	$	%	2015	2014	$	%
	(in millions)
Revenues	$—	$4.5	$(4.5)	(100.0)%	$4.2	$10.7	$(6.5)	(61.2)%
Direct cost of revenues	—	0.7	(0.7)	(100.0)	0.9	1.7	(0.8)	(47.9)
Selling, general and administrative	—	0.9	(0.9)	(100.0)	0.6	2.8	(2.2)	(79.0)
Depreciation	—	0.1	(0.1)	(100.0)	0.1	0.3	(0.2)	(75.0)
Research and development	—	2.5	(2.5)	(100.0)	1.7	7.4	(5.7)	(77.6)
Income (loss) from operations	$—	$0.3	$(0.3)	100.0%	$0.9	$(1.5)	$2.4	165.2%

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
General and administrative expenses	$2.9	$3.3	$(0.4)	(12.9)%	$8.7	$11.7	$(3.0)	(25.8)%
Severance expense	0.6	—	0.6	nm	0.6	—	0.6	nm
Other operating loss	1.5	—	1.5	nm	1.5	0.1	1.4	nm
Loss from operations	$5.0	$3.3	$1.7	53.6%	$10.8	$11.8	$(1.0)	(7.9)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended April 30, 2015 compared to the similar period in fiscal 2014 was primarily due to decreases in the charitable contributions accrual and employee medical benefits expense. The decrease in Corporate general and administrative expenses in the nine months ended April 30, 2015 compared to the similar period in fiscal 2014 was primarily due to decreases in stock-based compensation, the charitable contributions accrual and legal fees. Corporate general and administrative expenses in the three and nine months ended April 30, 2015 and 2014 are net of amounts billed to our former subsidiaries Genie Energy Ltd., or Genie, which was spun-off in October 2011, and Straight Path Communications Inc., or Straight Path, which was spun-off in July 2013. The fees charged to Genie, net of amounts charged by Genie to us, were $0.6 million and $0.6 million in the three months ended April 30, 2015 and 2014, respectively, and $2.2 million and $2.3 million in the nine months ended April 30, 2015 and 2014, respectively. The fees charged to Straight Path were nil and $0.2 million in the three months ended April 30, 2015 and 2014, respectively, and $1.1 million and $0.8 million in the nine months ended April 30, 2015 and 2014, respectively. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.7% and 0.8% in the three months ended April 30, 2015 and 2014, respectively, and 0.7% and 0.9% in the nine months ended April 30, 2015 and 2014, respectively.

Severance expense. In February and March 2015, we completed a reduction of our workforce, which is expected to result in a reduction of approximately 7% of our global compensation costs beginning in the fourth quarter of fiscal 2015. As a result, Corporate incurred severance expense of $0.6 million in the three and nine months ended April 30, 2015.

Other Operating Loss. Corporate’s loss from operations in the three and nine months ended April 30, 2015 included a loss of $1.5 million related to legal matters.

Consolidated

In February and March 2015, we completed a reduction of our workforce, which is expected to result in a reduction of approximately 7% of our global compensation costs beginning in the fourth quarter of fiscal 2015. The cost-cutting initiative is expected to reduce our current selling, general and administrative expense run rate by approximately $10 million per year. As a result of this reduction in headcount, we incurred severance expense of $6.2 million in the third quarter of fiscal 2015. In addition, severance expense in the nine months ended April 30, 2015 included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S in the first quarter of fiscal 2015.

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income (loss) from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.0 million and $0.8 million in the three months ended April 30, 2015 and 2014, respectively, and $4.0 million and $4.9 million in the nine months ended April 30, 2015 and 2014, respectively. On March 11, 2015, the Compensation Committee of our Board of Directors approved an equity grant of 0.3 million restricted shares of our Class B common stock to our employees, including executive officers. The shares vest 50% in January 2017 and 50% in July 2018. At April 30, 2015, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $9.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2018.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2015	2014	$	%	2015	2014	$	%
	(in millions)
Income from operations	$2.5	$9.2	$(6.7)	(73.1)%	$85.8	$24.0	$61.8	257.2%
Interest expense, net	—	(0.1)	0.1	60.0	(0.2)	—	(0.2)	(234.5)
Other (expense) income, net	(1.4)	0.1	(1.5)	(950.3)	0.9	(3.5)	4.4	127.1
Provision for income taxes	—	(3.6)	3.6	101.6	(2.3)	(7.9)	5.6	70.5
Net income	1.1	5.6	(4.5)	(79.9)	84.2	12.6	71.6	567.4
Net income attributable to noncontrolling interests	(0.5)	(0.6)	0.1	4.1	(1.0)	(1.5)	0.5	35.2
Net income attributable to IDT Corporation	$0.6	$5.0	$(4.4)	(88.7)%	$83.2	$11.1	$72.1	651.6%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2015	2014	2015	2014
	(in millions)
Foreign currency transaction losses	$(1.9)	$(0.5)	$(0.8)	$(4.8)
Gain on investments	0.2	0.6	1.6	1.4
Other	0.3	—	0.1	(0.1)
Total other (expense) income, net	$(1.4)	$0.1	$0.9	$(3.5)

Income Taxes. The $76.9 million gain on the sale of our interest in Fabrix in the nine months ended April 30, 2015 was recorded by a wholly-owned non-U.S. subsidiary. The gain is not taxable in the subsidiary’s tax domicile and is not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of the sale. The decline in income tax expense in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014 was primarily due to the decrease in income before income taxes excluding the gain on the sale of our interest in Fabrix in the three and nine months ended April 30, 2015 compared to the similar periods in fiscal 2014.

Net Income Attributable to Noncontrolling Interests. The decrease in the net income attributable to noncontrolling interests in the three months ended April 30, 2015 compared to the similar period in fiscal 2014 was due to the deconsolidation of Fabrix in October 2014. The decrease in the net income attributable to noncontrolling interests in the nine months ended April 30, 2015 compared to the similar period in fiscal 2014 was due to the decrease in net income of certain IDT Telecom subsidiaries, the increase in Fabrix’ net loss and the change in Zedge’s results of operations from net income to net loss.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held on April 30, 2015 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2016.

At April 30, 2015, we had cash, cash equivalents and marketable securities of $146.1 million and a deficit in working capital (current liabilities in excess of current assets) of $0.1 million. At April 30, 2015, we also had $9.1 million in investments in hedge funds, of which less than $0.1 million was included in “Other current assets” and $9.1 million was included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At April 30, 2015, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.5 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At April 30, 2015, we had restricted cash and cash equivalents of $73.6 million, all of which was included in “Restricted cash and cash equivalents—short term” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services Ltd., our Gibraltar-based bank.

	Nine months ended April 30,
	2015	2014
	(in millions)
Cash flows provided by (used in):
Operating activities	$27.8	$29.6
Investing activities	(5.1)	(14.0)
Financing activities	(55.2)	(20.7)
Effect of exchange rate changes on cash and cash equivalents	(6.6)	0.5
Decrease in cash and cash equivalents	$(39.1)	$(4.6)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the spin-off. In the nine months ended April 30, 2015, we paid $2.1 million in connection with this obligation. At April 30, 2015, our estimated liability for this obligation was $0.9 million.

Investing Activities

Our capital expenditures were $22.8 million and $12.4 million in the nine months ended April 30, 2015 and 2014, respectively. The increase was primarily due to expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We currently anticipate that total capital expenditures for the twelve month period ending April 30, 2016 will be approximately $17.5 million, which includes the remaining expected expenditures for the renovations of 520 Broad Street. In April and May 2015, we moved our Newark operations back into our building at 520 Broad Street and vacated our leased office space at 550 Broad Street. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At April 30, 2015, we had received cash of $36.4 million and had aggregate receivables of $31.7 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in our consolidated balance sheet. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In the nine months ended April 30, 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million. In June 2015, we received cash of $23.2 million that was included in “Receivable from sale of interest in Fabrix Systems Ltd.” at April 30, 2015.

In the nine months ended April 30, 2015 and 2014, we used cash of $0.1 million and $0.4 million, respectively, for additional investments.

We received $0.1 million and $1.0 million in the nine months ended April 30, 2015 and 2014, respectively, from the sale and redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $0.6 million in the nine months ended April 30, 2014 related to water damage in our building at 520 Broad Street, Newark, New Jersey that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in the nine months ended April 30, 2014.

Purchases of marketable securities were $35.5 million and $15.7 million in the nine months ended April 30, 2015 and 2014, respectively. Proceeds from maturities and sales of marketable securities were $16.8 million and $13.0 million in the nine months ended April 30, 2015 and 2014, respectively.

Financing Activities

In the nine months ended April 30, 2015, we paid cash dividends of $1.85 per share on our Class A common stock and Class B common stock, or $43.2 million in total. In the nine months ended April 30, 2014, we paid cash dividends of $0.42 per share on our Class A common stock and Class B common stock, or $9.7 million in total. In June 2015, our Board of Directors declared a dividend of $0.18 per share for the third quarter of fiscal 2015 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about June 23, 2015 to stockholders of record as of the close of business on June 15, 2015.

We distributed cash of $1.5 million and $1.3 million in the nine months ended April 30, 2015 and 2014, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

In August 2013, both Fabrix and a wholly-owned subsidiary of ours purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix.

We received proceeds from the exercise of our stock options of $3.3 million and $0.6 million in the nine months ended April 30, 2015 and 2014, respectively.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2017. In the nine months ended April 30, 2015 and 2014, IDT Telecom borrowed nil and $43.0 million, respectively, and IDT Telecom repaid $13.0 million and $51.1 million, respectively. We intend to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At April 30, 2015, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $74.4 million.

Repayments of other borrowings were $0.2 million in both the nine months ended April 30, 2015 and 2014.

In the nine months ended April 30, 2015 and 2014, we paid $0.3 million and $1.0 million, respectively, to repurchase 16,330 and 52,288 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program that authorized the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In the nine months ended April 30, 2015, we repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases under the program in the nine months ended April 30, 2014. At April 30, 2015, 5.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $56.7 million at April 30, 2015 from $80.8 million at July 31, 2014 primarily due to a $19.4 million decrease in IDT Telecom’s gross trade accounts receivable balance and due to the sale of our interest in Fabrix. At July 31, 2014, Fabrix’ gross trade accounts receivable balance was $4.8 million. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in the nine months ended April 30, 2015 in excess of amounts billed during the period, accounts receivable written-off and the effect of changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 10.5% at April 30, 2015 from 14.2% at July 31, 2014 as a result of accounts receivable write-offs in the nine months ended April 30, 2015 that reduced the IDT Telecom allowance for doubtful accounts and gross trade accounts receivable balances.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments at April 30, 2015:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$8.0	$3.2	$3.1	$1.5	$0.2
Purchase commitments	3.8	3.8	—	—	—
Note payable (including interest)	6.6	6.6	—	—	—
Total contractual obligations	$18.4	$13.6	$3.1	$1.5	$0.2

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$3.3	$3.3	$—	$—	$—

(1)	The above table does not include an aggregate of $11.0 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2015, we had aggregate performance bonds of $11.0 million outstanding.

Item 3.        Quantitative and Qualitative Disclosures about Market Risks

Foreign Currency Risk

Revenues from our international operations were 30% of our consolidated revenues for both the nine months ended April 30, 2015 and 2014. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At April 30, 2015, the carrying value of our marketable securities and investments in hedge funds was $31.4 million and $9.1 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.        Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2015:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2015	—	$—	—	5,035,117
March 1-31, 2015	—	—	—	5,035,117
April 1-30, 2015	—	—	—	5,035,117
Total	—	$—	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.

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

IDT CORPORATION

June 9, 2015	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 9, 2015	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

