Form 10-K
period 2015-07-31
IDT CORP
filed 2015-10-14
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2015, or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $21.36 per share, as reported on the New York Stock Exchange, was approximately $401.2 million.

As of October 6, 2015, the registrant had outstanding 21,752,240 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 3,522,835 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 14, 2015, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2015 refers to the fiscal year ended July 31, 2015).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses, with IDT Telecom’s revenues representing 99.0% of our total revenues from continuing operations in fiscal 2015. IDT Telecom’s primary businesses market and distribute multiple communications and payment services across four businesses:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;

●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer sold over our Boss Revolution platform and other channels; and

●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

Our Retail Communications and Payment Services businesses provide prepaid international long distance calling services and payment services primarily to foreign-born and underbanked consumers in the United States, with smaller retail operations serving customers in Europe, Asia, South America and Canada. These offerings are sold predominantly under our flagship ‘Boss Revolution’ brand and include a variety of international long distance calling services and plans, as well as synergistic payment services including international and domestic airtime top-up, international money transfer, bill payment, virtual gift cards and other payment services. The majority of our customers purchase our offerings through one of our authorized resellers’ more than 40,000 retail locations primarily serving foreign born communities in the United States, while a growing number of customers purchase directly through our IVR (Interactive Voice Response) system, the Boss Revolution website, or the Boss Revolution mobile app.

Our Wholesale Carrier Services business terminates international long distance calls for our retail customers and for other telecommunications companies, service providers, and resellers around the world. Our wholesale telecommunications service is comprised a global network of interconnections that links virtually every country and virtually every significant carrier in the world.

Hosted Platform Solutions’ revenue is generated primarily by voice over Internet protocol (VoIP) products and services sold under the Net2Phone brand. Net2Phone’s offerings are delivered through several channels including cable operators (Net2Phone Cable Telephony), value added resellers (VARs), and international service providers under the reseller vertical.

In addition, IDT Telecom operates a Consumer Phone Services business that provides bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. IDT Telecom also manages a variety of smaller domestic and international telecommunications businesses and offerings under various brand names, as well as a European prepaid debit card-issuing bank based in Gibraltar.

Outside of our core telecommunications business, our holdings include a majority interest in Zedge Holdings, Inc., or Zedge, the popular app and platform for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. We also hold commercial real estate including our headquarters building and associated garage in Newark, New Jersey and an operations facility in Piscataway, New Jersey.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (973) 438-1000 and our corporate web site home page is www.idt.net.

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our web site (http://ir.idt.net/) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our web site also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

1990 – Howard Jonas, our founder, launched International Discount Telephone to provide international call re-originations services.

1995 – We begin selling wholesale carrier services to other long distance carriers by leveraging our access to favorable international telephone rates generated by our retail calling traffic.

1996 – We successfully complete an initial public offering of our common stock.

1997 – We began marketing prepaid calling cards to provide convenient and affordable international long distance calls primarily to immigrant communities.

2000 – We complete the sale of a stake in our Net2Phone subsidiary, a pioneer in the development and commercialization of VoIP technologies and services, to AT&T for approximately $1.1 billion in cash.

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

 – We purchase majority interests in Fabrix Systems Ltd., or Fabrix.

 – We purchase a majority stake in Zedge, which provides one of the most popular content platforms for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations.

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

2011 – We spin-off our Genie Energy Ltd. subsidiary, which holds retail energy and oil and gas exploration businesses, to stockholders. Genie Energy is listed on the NYSE with the ticker symbols “GNE” and “GNE-PA”.

2013 – We spin-off our Straight Path Communications, Inc. subsidiary to stockholders. Straight Path Communications is listed on the NYSE MKT with the ticker symbol “STRP”.

 – We introduce the Boss Revolution mobile app for Android and iOS.

 – We launch an international money transfer service on the Boss Revolution platform in select states. The service offers Boss Revolution customers a convenient, affordable means to send cash from the United States to friends and family overseas.

2014 – We sell our 78% stake in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson, for $68 million as part of Ericsson’s purchase of Fabrix for $95 million.

2015 – We become the first U.S. - based telecommunications company to terminate international long distance voice traffic directly to Cuba.

DIVIDENDS AND DISTRIBUTIONS

We have made quarterly distributions to the holders of our Class A and Class B common stock since fiscal 2011. For each quarter of fiscal 2014, we distributed $0.17 per share to holders of our Class A common stock and Class B common stock. For each quarter of fiscal 2015, we distributed $0.18 per share and, in addition, on November 21, 2014 and January 23, 2015, we made two additional distributions to return a portion of the proceeds from the sale of Fabrix to our stockholders. During fiscal 2015, we distributed a total of $2.03 per share, or $47.6 million in total, to our stockholders as detailed below. In fiscal 2014, we distributed $0.59 per share, or $13.6 million in total, to our stockholders.

●	On October 3, 2014, we paid an ordinary cash dividend of $0.17 per share for the fourth quarter of fiscal 2014;

●	On November 21, 2014, we made a special cash distribution of $0.68 per share;

●	On December 19, 2014, we made an ordinary cash dividend of $0.18 per share for the first quarter of fiscal 2015;

●	On January 23, 2015, we made a special cash distribution of $0.64 per share;

●	On March 27, 2015, we paid an ordinary cash dividend of $0.18 per share for the second quarter of fiscal 2015

●	On June 23, 2015, we made an ordinary cash dividend of $0.18 per share for the third quarter of fiscal 2015.

On September 25, 2015, we declared a dividend of $0.18 per share for the fourth quarter of fiscal 2015 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about October 15, 2015 to stockholders of record as of the close of business on October 7, 2015.

We expect to continue making regular quarterly distributions commensurate with our cash generation and financial resources, business outlook and growth strategy.

OUR STRATEGY

History and Background

Since our founding, we have focused on value creation by leveraging potentially disruptive telecommunications technologies to challenge entrenched business models. Outside of our core businesses, we have sought to select and incubate promising early stage businesses and, in some cases, have sold those business or spun them off to our stockholders.

In 2007 and 2008, in response to a long-term, industry-wide decline in the sale of prepaid, disposable calling cards, which was our dominant offering at the time, we initiated a fundamental restructuring of our businesses. We right-sized corporate overhead, reduced network costs at IDT Telecom, and streamlined our internal decision-making processes and subsequently sold or spun-off several our non-core businesses and assets.

Simultaneous with, and following the successful implementation of this initial restructuring program, we have focused on the growth and profitability of our core telecommunications businesses, continued to right-size our corporate overhead and reduce our network costs at IDT Telecom and, in 2009, 2011 and 2013 spun off non-core businesses, while initially retaining majority stakes in two promising non-core businesses, Fabrix and Zedge. In October 2014, we completed the sale of our interest in Fabrix to Ericsson for $68 million in cash as part of Ericsson’s purchase of Fabrix for $95 million. Within IDT Telecom, we have focused on reducing the cost of our infrastructure and leveraging our VoIP expertise to develop new products and services. We also sharpened our retail focus to provide high-quality, cost-effective communications and payment services primarily to foreign-born consumers. This is a rapidly growing demographic and often a historically underserved market that includes significant numbers of unbanked and under-banked consumers.

As part of our effort to meet the changing demands of our target demographic, in 2008, we launched Boss Revolution PIN-less, a pay-as-you-go international long distance voice service. The service grew rapidly and eventually overtook sales of our traditional, disposable prepaid calling cards. We believe that Boss Revolution PIN-less has become the nation’s leading pay-as-you-go international calling service. We subsequently developed and introduced complementary payment services over the Boss Revolution platform, including international and domestic airtime top-up, gift cards, domestic bill payment and an international money transfer service. These additions represent significant milestones toward our goal of offering a comprehensive suite of voice and payment products under a single, global brand and platform targeted to under-banked, foreign-born consumers.

To simplify the Boss Revolution PIN-less calling experience and expand its reach, we introduced our Boss Revolution mobile app in 2013. The app is free to the consumer and is distributed through both the iTunes and Google Play stores. In 2014, we deployed the Boss Revolution app for retailers. The app for retailers enables a qualified individual in the United States with an Android or iOS smartphone to become a Boss Revolution retailer and to manage their Boss Revolution account virtually anywhere, anytime.

Leveraging the high volumes of traffic to certain overseas destinations generated by our retail business, we have long been a significant operator in the global wholesale telecommunications market, carrying and terminating international calling traffic on behalf of other telecommunications companies and call aggregators. More recently, we have maintained our leadership in the wholesale market by leveraging VoIP technology and broadening our offerings with different levels of service quality.

Recent Strategic Developments

In August 2015, our Board of Directors approved a plan to reorganize into three separate entities by spinning off two business units to our stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third-party contingencies, and must receive final approval from our Board of Directors and certain third-parties. We are targeting completion of the reorganization in calendar year 2016.

The reorganization would, among other things, result in each of these three entities having a management team focused on maximizing the long-term value of their particular entity.

IDT Telecom

We are pursuing growth opportunities at IDT Telecom in both the retail and wholesale sides of our telecommunications business. Our Retail Communications business continues to focus on the Boss Revolution platform by expanding its network of retailers and its brand equity nationwide to grow our customer base, while developing and deploying additional synergistic calling and payment services to meet the needs of our target market. Our Wholesale Carrier Services business is focused on expanding the scope of services we provide within its customers’ value chains.

IDT Telecom is pursuing a multi-pronged growth strategy that includes:

●	Bringing new communications and payment services to the Boss Revolution platform and mobile app to deepen market penetration in foreign-born communities, create new sources of revenue, and further strengthen Boss Revolution's brand equity;

●	Utilizing our direct and indirect sales force to deepen market penetration in certain foreign-born communities, focusing on geographies and ethnic communities where we have not traditionally been a leading provider;

●	Building on the early success of our Net2Phone brand's enterprise offerings including Session Initiation Protocol, or SIP, trunking and hosted private branch exchange, or PBX, services;

●	Continuing investment in our early stage international money transfer business with a focus on increasing the number of originating agents in the United States; and

●	Exploring the commercial potential of certain merchant service offerings to reduce transactional costs for Boss Revolution retailers, provide them with actionable market data, and cut their inventory and supply costs.

Zedge

Zedge’s growth initiatives are focused on three “U”s - Users, Usage and Ubiquity.

●	Users – Driving organic user growth with the introduction of new features, localization / new market entry, app store optimization and marketing programs.

●	Usage – Increasing user engagement, which we believe to be a strong proxy for revenue expansion. To this end, in fiscal 2016, Zedge plans to release new product enhancements focused on increasing engagement, introducing new products into the market, undertaking marketing initiatives that will expand its social footprint and continued investment in additional marketing automation capabilities.

●	Ubiquity – Entering new app stores and developing apps for new operating systems to achieve critical mass and drive customer demand. Zedge’s app is currently available on Android, iOS, Windows Mobile and Firefox.

BUSINESS DESCRIPTION

IDT TELECOM

IDT Telecom is comprised of two reportable segments, Telecom Platform Services and Consumer Phone Service. Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. In fiscal 2015, IDT Telecom had revenues of $1,581.4 million, representing 99.0% of our total consolidated revenues from continuing operations, and income from operations of $28.2 million, as compared with revenues of $1,626.6 million and income from operations of $46.9 million in fiscal 2014.

TELECOM PLATFORM SERVICES

Our Telecom Platform Services segment, which represented 99.4% and 99.3% of IDT Telecom’s total revenues in fiscal 2015 and fiscal 2014, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;

●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer sold over our Boss Revolution platform; and

●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

During fiscal 2015, our Telecom Platform Services segment generated $1,572.7 million in revenues worldwide and income from operations of $27.0 million, as compared with revenues of $1,615.6 million and income from operations of $45.1 million in fiscal 2014.

Retail Communications

Retail Communications’ revenue was $729.1 million in fiscal 2015 compared to $695.8 million in fiscal 2014 (46.4% and 43.1% of Telecom Platform Services’ revenue in fiscal 2015 and fiscal 2014, respectively).

The majority of Retail Communications’ sales are generated by the Boss Revolution PIN-less international calling service. Other smaller lines of business contribute to Retail Communications sales including (1) traditional, disposable prepaid calling cards sold under a variety of brand names, (2) private label and IDT branded prepaid and point of sale activated calling cards sold to large retailers, medium sized retail chains (e.g. supermarkets, drug stores), and smaller grocery stores and similar outlets, and (3) our PennyTalk international calling service. Other revenues generated using our Boss Revolution platform including airtime top-up and international money transfer are reflected in the Payment Services vertical discussed below.

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

Boss Revolution customers’ account balances are typically debited at a fixed rate per minute. In contrast to many competitors, Boss Revolution does not charge connection, usage or breakage fees. Boss Revolution per minute rates can vary by the destination country, city, and whether the destination is a landline or mobile phone. Rates are published on the Boss Revolution consumer website and within the Boss Revolution mobile app. In addition to per minute prepaid plans, Boss Revolution offers unlimited calling plans for a flat monthly fee to some destinations.

Customers can add to, or top-up, their account balance at any Boss Revolution retailer using cash or a credit card. Customers with a credit or debit card can also add to their account balance directly by phone, online through the Boss Revolution consumer web site (www.bossrevolution.com), or through the Boss Revolution mobile app.

In the United States, we distribute many of our retail products through our network of distributors that, either directly or through sub-distributors, sells to retail locations. In addition, our internal sales force sells Boss Revolution platform products directly to retailers. Also, the Boss Revolution mobile app is available for download through both the iTunes and Google Play stores. Distributors, our internal sales people and retailers typically receive commissions based on the revenue generated by each transaction.

The Boss Revolution retailer portal enables retailers to create accounts for new customers, add funds to existing customer balances and execute sales transactions for the various products and services available on the portal. The Boss Revolution retailer portal also provides a direct, real-time interface with our retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment.

The Boss Revolution platform allows us to target and promote services directly to customers and retailers, and to introduce and cross-sell offerings. For example, the successful launches of international and domestic airtime top-up over the Boss Revolution platform leveraged our existing capabilities and distribution network to expand the scope of services we provide to our customers.

In the United States, the Boss Revolution brand is supported by national, regional and local marketing programs that include television and radio advertising, online advertising, print media, and grass roots marketing at community and sporting events. In addition, we work closely with distributors and retailers on in-store promotional programs and events.

Retail Communications’ sales have traditionally been strongest in the Northeastern United States and in Florida because of our extensive local distribution network and their large foreign born populations. In addition to these geographic areas, we continue to grow distributor relationships and expand our retail network in other areas of the United States, including the Southwest and West Coast, where we historically have not had as strong of a market presence.

Wholesale Carrier Services

Wholesale Carrier Services’ revenue was $596.8 million in fiscal 2015 compared to $672.3 million in fiscal 2014 (37.9% and 41.6% of Telecom Platform Services’ revenue in fiscal 2015 and fiscal 2014, respectively).

Wholesale Carrier Services terminates international telecommunications traffic in more than 170 countries around the world. Our customers include IDT’s Retail Communications business, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our wholesale and retail traffic with their customers.

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

IDT Telecom terminated 29.6 billion minutes in both fiscal 2015 and 2014, making us one of the largest carriers of international long distance minutes worldwide. Wholesale Carrier Services accounted for 19.5 billion minutes and 19.2 billion minutes of the total IDT Telecom minutes in fiscal 2015 and fiscal 2014, respectively.

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

Termination rates charged by Tier 1 and other providers of international long distance traffic have been declining for many years. Nevertheless, termination rates charged to us by individual Tier 1 carriers and mobile operators can be volatile. Termination price volatility on heavily trafficked routes can significantly impact our minutes of use and wholesale revenues. However, because of the small margins on these routes, the resulting change in the Wholesale Carrier Services business’s underlying profitability is often not material.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2015, Wholesale Carrier Services had more than 3,000 customers. IDT Telecom has over 800 carrier relationships globally.

Wholesale Carrier Services’ revenue is generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

Payment Services

Payment Services’ revenue was $208.3 million in fiscal 2015 compared to $202.3 million in fiscal 2014 (13.3% and 12.5% of Telecom Platform Services’ revenue in fiscal 2015 and fiscal 2014, respectively).

The majority of Payment Services’ revenue is generated by international airtime top-up. Other products and services in this vertical include domestic airtime top-up, gift cards sold in the United States and Europe, domestic bill pay service and our international money transfer service. Payment Services also includes reloadable prepaid debit cards marketed in Europe and Bank Identification Number (BIN) sponsorship services offered by our Gibraltar-based bank, IDT Financial Services Ltd. Payment Services’ offerings leverage our platform capabilities, our distribution reach into foreign-born communities and our global reach to provide simple, convenient and affordable offerings, mostly over the Boss Revolution platform.

Our international airtime top-up products enable customers to purchase minutes for a prepaid mobile telephone in another country. They are sold both over our Boss Revolution platform and in hard card format. Our international airtime top-up offerings are focused on geographic corridors, such as the United States to various Central American countries, that tend to generate high volumes of business, and are part of a comprehensive product offering that includes product, marketing and distribution focused on those corridors.

International remittances are a significant economic activity among our target market of foreign-born residents and other under-banked communities. To serve that market, we began to roll-out an international money transfer service over our Boss Revolution platform in 2013. Prior to launch, we obtained the requisite licenses including those required by nearly every state, formalized relationships with national and local banks in the United States, developed a compliance operation to comply with applicable anti-money laundering laws and regulations, and assembled a disbursement network of banks, retailers, mobile money platforms and other points of payment overseas where beneficiaries can receive their transferred funds. Our international money transfer service is offered over the Boss Revolution platform, and like other payment services, utilizes our retail network and associated ability to serve unbanked customers. However, we expect that only a limited number of Boss Revolution retailers in the United States will eventually qualify to process international money transfer transactions.

Revenues from international money transfer are derived from a per-transaction fee charged to the customer and from foreign exchange differentials. Although we offer lower promotional rates from time to time, including as an incentive for customers to try the service, we generally charge the standard industry rates. Transaction costs include commissions paid to the retail agent, payment to the international disbursing agent, banking, compliance, and foreign currency exchange costs.

Hosted Platform Solutions

Hosted Platform Solutions’ revenue was $38.5 million in fiscal 2015 compared to $45.2 million in fiscal 2014 (2.4% and 2.8% of Telecom Platform Services’ revenue in fiscal 2015 and fiscal 2014, respectively).

Hosted Platform Solutions’ revenue is generated primarily by voice over Internet protocol (VoIP) products and services sold under the Net2Phone brand. Net2Phone’s offerings are delivered through several channels including cable operators, VARs, and international service providers under the reseller vertical. VoIP enterprise solutions are the key focus across all channels for Net2Phone’s cloud-based SIP trunking and hosted PBX solutions.

Net2Phone’s cable telephony business renewed long-term agreements with most of its existing customer base in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. IDT continues to optimize and improve its cable telephony platform to reduce the underlying costs of service and speed deployment of customized services.

International Operations

Internationally, we are a leading provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through an extensive network of thousands of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling and domestic and international airtime top-up and payment services in select global markets both through retailers and directly to consumers. Wholesale Termination and related wholesale services are marketed and sold globally through our internal wholesale sales team.

In Europe, we market our Retail Communications products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Ireland, Italy, Luxembourg, Sweden, Switzerland, Denmark, Norway, Austria, France and Greece, seeking to capitalize on the demographic opportunity presented by immigration from outside of Europe to these developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe. In addition, we sell Boss Revolution platform products through retailers, our mobile app, and direct-to-consumer web sites in Germany, Spain and the United Kingdom. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers.

Our operations in Europe also include Wholesale Carrier Services. We maintain our European corporate, Retail Communications and Wholesale Carrier Services operations in London, England. We also operate satellite offices in Germany, Belgium, Spain and Greece.

Our European operations, including Wholesale Carrier Services and Retail Communications, generated $359.4 million of revenues in fiscal 2015, a slight decrease from the $360 million of revenues generated during fiscal 2014. Our European operations’ revenues constituted 22.7% of IDT Telecom’s revenues from continuing operations in fiscal 2015, as compared to 22.1% in fiscal 2014.

In Asia, we sell Retail Communications products in Hong Kong, Singapore, Australia, Japan, Korea, Malaysia and Taiwan. In Hong Kong, we are one of the top providers of prepaid calling services to the Filipino, Indian and Indonesian populations, three of the largest overseas worker segments there. In addition, in Singapore, our Retail Communications products are a market leader to the Indian populations, which is the largest ethnic segment in Singapore, as well as the large Indonesian population. We also sell Boss Revolution platform products through retailers, our mobile app, and direct-to-consumer web sites in Australia, Hong Kong, and Singapore. In Asia, we also sell postpaid services direct to consumers and small businesses. In fiscal 2015, IDT Telecom generated $57.6 million in revenues from our operations in the Asia Pacific region compared to $61.3 million in fiscal 2014. Our operations in Asia also include Wholesale Carrier Services. We maintain our Asia Pacific headquarters in Hong Kong.

In Latin America, we market Retail Communications products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2015, IDT Telecom generated $18.7 million in revenues from the sale of Retail Communications products in Latin America compared to $20.9 million in fiscal 2014.

Sales, Marketing and Distribution

In the United States, we distribute Retail Communications and Payment Services products, including Boss Revolution PIN-less, domestic and international airtime top-up offerings, and prepaid calling cards primarily to retail outlets through our network of distributors or through our internal sales force. In addition, our private label calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our internal sales force, and from time to time, we may utilize third-party agents or brokers to acquire accounts. We also market prepaid offerings, including Boss Revolution PIN-less and domestic and international airtime top-up, direct to the consumer via online channels including the Boss Revolution consumer website (www.bossrevolution.com) and mobile apps for iOS and Android.

Net2Phone, our VoIP division, focuses on the VAR marketplace by partnering with service providers, distributors, system integrators, and other resellers in both domestic and overseas markets. These partners utilize Net2Phone’s full suite of VoIP communication solutions - SIP Trunking, Hosted PBX, Broadband Telephony, and Mobile VoIP calling apps - allowing their enterprise and residential end users to capitalize on the growth, flexibility and cost advantages of IP-based calling.

In Europe, Asia Pacific and Latin America, we are a leading provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through an extensive network of thousands of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling and domestic and international airtime top-up in select markets both through retailers and directly to consumers. In Asia, we also sell postpaid services direct to consumers and small businesses. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers. Wholesale Carrier Services are marketed and sold through our internal wholesale sales team. In Canada, we sell Boss Revolution platform products through retailers, our mobile app, and direct-to-consumer web sites.

Telecommunications Network Infrastructure

IDT Telecom operates a global network to provide an array of telecommunications and payment services to our customers worldwide using a combination of proprietary and third-party applications. Proprietary applications include call routing and rating, customer provisioning, call management, e-commerce sites, product web pages, calling card features, and payment services features. Proprietary applications provide the flexibility to adapt to evolving marketplace demands without waiting for third-party software releases, and often provide advantages in capability or cost over commercially available alternatives.

The IDT Telecom core voice network utilizes VoIP and is interconnected, where needed, through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows IDT Telecom to interface with carriers using the lowest cost technology protocol available. To support its global reach, IDT Telecom operates voice switches and/or points of presence in the United States, Europe, South America, Asia and Australia. IDT Telecom receives and terminates voice traffic from every country in the world, including cellular, landline and satellite calls through direct interconnects. The network includes data centers located in the United States, United Kingdom and Hong Kong, which house equipment used for both our voice and payment services, with smaller points of presence in several other countries. It is monitored and operated on a continual basis by our Network Operations Center in the United States.

CONSUMER PHONE SERVICES

Our Consumer Phone Services segment generated revenues of $8.6 million and income from operations of $1.3 million in fiscal 2015, as compared to revenues of $11.0 million and income from operations of $1.8 million in fiscal 2014.

During fiscal 2015, we continued to operate the business in harvest mode—maximizing revenue from current customers while maintaining expenses at the minimum levels essential to operate the business. This strategy has been in effect since calendar 2005 when the Federal Communications Commission, or FCC, decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We expect the Consumer Phone Services’ customer base and revenues will continue to decline in fiscal 2016.

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

At July 31, 2015, we had approximately 5,100 active customers for our bundled local/long distance plans and approximately 22,700 customers for our long distance-only plans, compared to approximately 6,200 and 28,500 customers, respectively, on July 31, 2014. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

ALL OTHER

Operating segments that are not reportable individually are included in All Other. Beginning in fiscal 2015, Zedge is included in All Other. Comparative results have been reclassified and restated as if Zedge was included in All Other in all periods presented. All Other also includes our real estate holdings, and other, smaller businesses. Prior to its sale in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At July 31, 2015, we had received cash of $59.7 million and had aggregate receivables of $8.5 million. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In fiscal 2015, we recorded gain on the sale of our interest in Fabrix of $76.9 million.

Prior to the sale, during fiscal 2015, Fabrix generated $4.2 million in revenues and income from operations of $0.9 million, as compared with revenues of $16.6 million and a loss from operations of $0.7 million in fiscal 2014.

During fiscal 2015, All Other generated $15.4 million in revenues and income from operations of $78.0 million including gain on the sale of interest in Fabrix of $76.9 million, compared to revenues of $24.9 million and loss from operations of $1.7 million in fiscal 2014.

Zedge

Zedge provides one of the most popular content platforms for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. Its smartphone app, available in Google Play, iTunes and the Microsoft Store, has been installed over 160 million times and has averaged among the top 20 most popular apps in the Google Play store in the U.S. for the past five years. Zedge has grown its user base without material investment in marketing, user acquisition or advertising. We currently own approximately 83% (69% on a fully diluted basis) of Zedge.

We believe that Zedge’s popularity stems from its ability to select and present content in a customized and personally relevant manner. To this end, we have invested heavily in developing a proprietary, machine-learning-based, behavioral recommendation engine, tasked with discovering and packaging the content in an easy, fast, attractive and self-intuitive fashion. As a result of Zedge’s large, active user base, it offers advertisers, marketers and content providers including game developers, musicians and artists a scalable, non-incentivized, user acquisition platform with global reach.

Users access Zedge through smartphone apps, which are available in the Google Play, iTunes and the Microsoft stores, or through feature phones or Zedge’s website. We believe that consumer growth stems from the demand for, and popularity of, the content offerings, the relevance of the recommendations and the commitment to providing an exceptional user experience.

Zedge’s app is primarily used by customers in North America and Europe, typically in the 18 to 34 age bracket and represents an almost equal gender breakout. The web users of Zedge are concentrated in the emerging markets are also young and skew male.

Zedge rolled out its Android app in late 2009 with content channels dedicated to ringtones, wallpapers and notification sounds. In April 2012, Zedge expanded its Android offering by introducing two new channels - mobile games and live-wallpapers. In late 2012, Zedge launched a limited version of its smartphone iOS app featuring wallpapers and in late 2013 Zedge expanded it iOS offering by including ringtones. During 2014 and 2015, Zedge introduced app icons, localization supporting Spanish, Portuguese, French, German and Norwegian, social sharing features and marketing automation capabilities. Zedge also has a moderate web presence primarily frequented by feature phone users.

The ringtone and wallpaper content library is comprised of millions of user-generated content submissions that are uploaded by our users while the app icons are fully created by or for Zedge. The mobile games catalog is curated from the Google Play store.

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

During fiscal 2015, Zedge generated revenues of $9.1 million and income from operations of $0.1 million in fiscal year 2015 compared to $6.5 million and $0.3 million, respectively, in fiscal year 2014.

During fiscal 2015, Zedge generated approximately 91% of its revenue from the sale of advertising inventory in its apps and from offering Android game publishers a non-incentivized user acquisition platform where Zedge was paid a fixed price for generating game installs. Finally, Zedge sold advertising inventory on its web/mobile web properties as well as managed advertising operations for some scaled publishers that benefit from Zedge’s size and experience in exchange for a share of their revenues. The overwhelming majority of Zedge’s advertising revenues are generated in a programmatic, or automated, fashion originating from relationships that Zedge has established with a host of advertising networks and exchanges. The only direct sales effort that Zedge currently pursues relates to selling non-incentivized user acquisition campaigns to Android game publishers. We believe that Zedge’s advertising inventory is typically sold for a premium compared to other publishers because of Zedge’s large and growing customer base, geographic concentration (with close to 70% of its users being in North America and Europe) and its user demographics. Future revenue growth is expected as a result of continued product development, new products and feature releases of products, a focus on increasing user engagement and alternative monetization capabilities.

Zedge’s growth has been organic, and we believe is a result from Zedge providing a user experience that is intuitive and free to use. Zedge has not invested in user acquisition campaigns although this may change if cost-effective opportunities avail themselves.

COMPETITION

IDT Telecom

Telecom Platform Services

Retail Communications

Like all international calling services, our Boss Revolution PIN-less service is subject to fierce competition, and we do not expect to continue to grow revenues and margins without a successful strategy and sound execution. While virtually any company offering retail voice services is a competitor of our Retail Communications offerings, we face particularly strong competition from Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators (or MVNOs) with aggressive international rate plans, and VoIP and other “over the top” (or OTT) service providers. Outside the United States, we also compete with large foreign state-owned or state sanctioned telephone companies.

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

Wholesale Carrier Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price, products and quality of service.

In our Wholesale Carrier Services business, we participate in a global market place with:

●	interexchange carriers and other long distance resellers and providers, including large carriers such as T Mobile, AT&T and Verizon;

●	historically state-owned or state-sanctioned telephone companies such as Telefonica, France Telecom and KDDI;

●	on-line, spot-market trading exchanges for voice minutes;

●	OTT internet telephony providers;

●	other VoIP providers;

●	other providers of international long distance services; and

●	alliances between large multinational carriers that provide wholesale carrier services.

Our Wholesale Carrier Services business derives a competitive advantage from several inter-related factors: our Retail Communications business generates large volumes of originating minutes, which represents a desirable, tradable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena; the proprietary technologies powering our wholesale platform and in particular, the software that drives voice over internet protocols enables us to scale up at a lower cost than many of our competitors; our professional and experienced account management; and our extensive network of interconnects around the globe, with the ability to connect in whatever format (IP or TDM) that is most feasible. In aggregate, these factors provide us with a competitive advantage over some participants on certain routes.

Payment Services

The major competitors to Payment Services’ offerings include:

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

Zedge

Zedge competes against many companies and especially mobile app developers. There are numerous mobile apps that offer mobile customization content, and a wide variety of smaller personalization content providers and app discovery services. In addition, ringtones, wallpapers and mobile app icons are commodities and are easily acquired from many smaller players that offer this content for free or for a fee. These competitors may impact user growth, customer engagement, advertising spend and talent acquisition and retention. Furthermore the dynamic and fast-paced nature of the mobile app marketplace requires Zedge to consistently innovate by focusing its resources and efforts on developing new features and products that scale, have mass-market appeal and are relevant to advertisers and marketing partners.

We believe that Zedge has a competitive advantage due to its large user base, modular approach to providing customization content, large catalogue of content, technology stack, proprietary recommendation engine, app market ranking and longevity. Zedge is unaware of any service that maintains a content library as extensive as Zedge’s library, or curates the content in such a relevant and easy to use fashion. Continued investment in research and development centered on improving Zedge’s product portfolio and technology stack is critical to Zedge’s ongoing success. Additionally, Zedge may acquire other companies that possess products, talent and/or technology that can complement and expand its business.

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

Regulation of Telecom—International

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. We have obtained licenses or authorizations in Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, France, Germany, Hong Kong, Italy, Japan, Mexico, the Netherlands, Peru, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom and Uruguay. In numerous countries where we operate or plan to operate, we are subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

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

Money Transmitter and Payment Instrument Laws and Regulations

We have further developed our business in the area of consumer payment services. Our offerings include money transfer, which launched in the first quarter of 2014, and various network branded (also called “open loop”) prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in the area of consumer payment services, are subject to a variety of federal and state laws and regulations, including:

●	Banking laws and regulations;

●	Money transmitter and payment instrument laws and regulations;

●	Anti-money laundering laws;

●	Privacy and data security laws and regulations;

●	Consumer protection laws and regulations;

●	Unclaimed property laws; and

●	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2015, we have received a money transmitter license in 45 of the 47 states that require such a license, as well as in Puerto Rico and Washington, D.C., and we and have an application pending in one additional state.

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

We own at least 290 trademark and service mark registrations and pending applications in the United States and at least 390 pending applications and registrations abroad. We protect our brands in the marketplace including the IDT, Boss Revolution and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT Corporation owns 12 issued patents and 6 patent applications in the United States and 14 patents issued abroad with 4 patent applications pending abroad.

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

IDT Telecom

In addition to IDT Corporation’s patents, our Net2Phone subsidiary currently owns 33 issued patents and has 3 pending patent applications in the United States. Net2Phone has 5 foreign issued patents, and no patent applications pending abroad.

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

Other

We also currently own three patents and two pending patent applications and three registrations in the United States that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We incurred $1.7 million, $10.0 million and $7.2 million on research and development during fiscal 2015, fiscal 2014 and fiscal 2013, respectively, all related to Fabrix.

EMPLOYEES

As of October 1, 2015, we had a total of approximately 1,250 employees, of which approximately 1,230 are full-time employees.

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

Because our Boss Revolution and other retail products generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in these products.

We compete in the international prepaid calling market with many of the established facilities-based carriers, such as AT&T, Verizon, T-Mobile and Sprint, and with providers of alternative telecommunications services such as Mobile Virtual Network Operators and other prepaid wireless providers. These companies are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in or affecting the international prepaid calling market could significantly impact our ability to compete against them successfully. In addition to these larger competitors, we face significant competition from smaller prepaid calling providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, in order to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates in order to better compete.

The continued growth of the use of Internet protocol-based calling (Over-The-Top) services has adversely affected the sales of Boss Revolution and our other prepaid calling services. We expect popularity of IP-based services – many of which offer voice communications for free provided the recipient has a broadband connection - to continue to increase, which may result in increased substitution and pricing pressure on our Boss Revolution and other international prepaid calling service offerings.

Certain wireless operators have been rolling out unlimited international long distance plans that include international destinations to which customers can place direct calls from their mobile phones without time limitation. These plans now include some of our most popular international destinations. The growth of these “international unlimited” plans adversely affects our revenues as these operators gain subscriber market share.

We may be unable to achieve some, all or any of the benefits that we expect to achieve from our preliminary plan to separate our businesses into three separate entities.

Under our preliminary plan to separate our businesses into three separate entities, we expect to fund new business initiatives and retain our commercial real estate. Our real estate includes our headquarters building and associated garage in Newark, New Jersey, an operations facility in Piscataway, New Jersey, and a condominium interest in a building in Jerusalem, Israel. We believe that as a stand-alone, independent public company, we will benefit by, among other things, allowing management to design and implement corporate policies and strategies that are based solely on the characteristics of our business, focusing our financial resources solely on our own operations, and implementing and maintaining a capital structure designed to meet our own specific needs. However, we may not be able to achieve some or all of the benefits expected as a result of spinning-off IDT Telecom and Zedge.

Additionally, by separating those entities from us, there is a risk that we may be more susceptible to stock market fluctuations and other adverse events than we would have been were those entities still a part of us due to a reduction in market diversification.

Following the spin-offs, we expect to have sufficient liquidity to support the development of our business for the medium term. In the future, however, we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable as those historically enjoyed by us. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our products and business, financial condition and results of operations.

We expect that the aggregate market value of the three separate companies will exceed the market capitalization of all of the businesses being operated by us because investors will be able to invest in a particular company that they are attracted to without having to also invest in the other two companies. However, this expectation may be incorrect, and the aggregate value of the three separate companies may be less than the market capitalization of the businesses being operated by us.

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

As more competitors offer international airtime top-up service, our ability to secure competitive direct or indirect, exclusive or non-exclusive, agreements with international wireless operators could become more difficult or less attractive, thereby having an adverse effect on our revenues and operations.

Our customers, particularly our Wholesale Carrier Services customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Wholesale Carrier Services customers collectively accounted for 5.7% and 5.1% of total consolidated revenues from continuing operations in fiscal 2015 and fiscal 2014, respectively. Our Wholesale Carrier Services customers with the five largest receivables balances collectively accounted for 24.1% and 17.7% of the consolidated gross trade accounts receivable at July 31, 2015 and 2014, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will suffer if our distributors and sales representatives fail to effectively market and distribute our Boss Revolution voice and payment services, as well as our traditional disposable calling cards.

We rely on our distributors and representatives to market and distribute our Boss Revolution products, our traditional disposable prepaid calling card products, our international airtime top-up offerings and other payment services. We utilize a network of several hundred sub-distributors that sell our Boss Revolution products, traditional disposable prepaid calling cards, and international airtime top-up to retail outlets throughout most of the United States. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which sell services or products for other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable distributors, retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our Boss Revolution products, prepaid calling card products, international airtime top-up offerings and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Natural or man-made disasters could have an adverse effect on our technological infrastructure.

Natural disasters, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Our inability to operate our telecommunications networks as a result of such events, even for a limited period of time, may result in loss of revenue, significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

Certain functions related to our business, particularly the business of IDT Telecom, depend on a single supplier or small group of suppliers to carry out its business, and the inability to do business with some or all of these suppliers could have a materially adverse effect on our business and financial results.

Certain functions related to our business, particularly the business of IDT Telecom, depend on a single supplier or small group of suppliers to carry out its business. If the services of any one of them were unavailable or available only in decreased capacity or at less advantageous terms, this could result in interruptions to our ability to provide certain services, could cause reduction in service and/or quality as the function is transitioned to an alternate provider, if any alternate provider is available, or could increase our cost, which in the current competitive environment, we may not be able to pass along to customers. Accordingly, any of these events could materially and negatively impact our business, our revenues, our margins, and our relationships with customers.

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

A number of states have enacted legislation regulating money transmitters, with 47 states requiring a license. At July 31, 2015, we had obtained licenses to operate as a money transmitter in 45 U.S. states, Washington, D.C. and Puerto Rico, and have an application pending in one additional state. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks that are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, except with respect to our Gibraltar bank as discussed below, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition and results of operations.

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

At July 31, 2015, we had cash, cash equivalents and marketable securities of $150.6 million and short-term restricted cash and cash equivalents of $91.0 million. At July 31, 2015, we also had $9.1 million in investments in hedge funds, of which less than $0.1 million was included in “Other current assets” and $9.1 million was included in “Investments” in our consolidated balance sheet. Investments in marketable securities and hedge funds carry a degree of risk, as there can be no assurance that we can redeem the hedge fund investments at any time and that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

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

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division, or IAD, of the Universal Service Administrative Company, or USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. At July 31, 2015, our accrued expenses included $49.9 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2015. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 2,509,553shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 935,227 shares of our Class B common stock), representing approximately 69.9% of the combined voting power of our outstanding capital stock, as of October 13, 2015. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters is located in a building that we own in Newark, New Jersey. The building is approximately 500,000 square feet. We occupy approximately 20% of the building. We also own an 800-car parking garage located across the street from the building.

In addition, we own a building in Piscataway, New Jersey that is used by IDT Telecom for certain of its operations and a 12,400 square foot condominium interest in a building in Jerusalem, Israel.

We lease space in New York, NY for corporate purposes as well as a number of other locations in metropolitan areas. These leased spaces are utilized primarily to house telecommunications equipment and retail operations.

We maintain our European headquarters in London, England. We also maintain other various international office locations and telecommunications facilities in regions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3.	Legal Proceedings.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss our claim and denied our motion for re-argument of that decision. On June 23, 2015, we filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint. The parties have stipulated to a briefing schedule.

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

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT.”

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated.

	High	Low
Fiscal year ended July 31, 2014
First Quarter	$22.73	$15.92
Second Quarter	$22.92	$16.60
Third Quarter	$19.32	$15.51
Fourth Quarter	$18.14	$15.14
Fiscal year ended July 31, 2015
First Quarter	$16.93	$14.00
Second Quarter	$23.24	$16.40
Third Quarter	$22.90	$16.10
Fourth Quarter	$19.99	$15.95

On October 5, 2015, there were 400 holders of record of our Class B common stock and 2 holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. These numbers do not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 5, 2015, the last sales price reported on the New York Stock Exchange for the Class B common stock was $14.24 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 16 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2015, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2015. The graph and table assume that $100 was invested on July 31, 2010 (the last day of trading for the fiscal year ended July 31, 2010) in shares of our Class B common stock, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, the NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among IDT Corporation, the NYSE Composite Index
and the S&P Telecommunication Services Index

$300
$250
$200
$150
$100
$50
$0
7/10
7/11
7/12
7/13
7/14
7/15
IDT Corporation
NYSE Composite
S&P Telecommunication Services

*$100 invested on 7/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

	7/10	7/11	7/12	7/13	7/14	7/15

IDT Corporation	100.00	134.07	105.89	232.59	214.68	261.35
NYSE Composite	100.00	118.02	117.98	148.00	169.21	175.77
S&P Telecommunication Services	100.00	119.85	156.58	165.31	179.83	176.71

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2015.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2015	—	$—	—	5,035,117
June 1 – 30, 2015(2)	404,967	$18.52	—	5,035,117
July 1 – 31, 2015(3)	136,526	$18.30	—	5,035,117
Total	541,493	$18.46	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.

(2)	Consists of shares of Class B common stock that were purchased by us from Howard Jonas on June 25, 2015, based on the closing price on June 23, 2015.

(3)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2015 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in millions, except per share data)	2015	2014	2013	2012	2011
STATEMENT OF OPERATIONS DATA:
Revenues	$1,596.8	$1,651.5	$1,620.6	$1,506.3	$1,351.4
Income from continuing operations (a)	86.1	21.0	18.1	30.9	21.0
Income from continuing operations per common share—basic	3.69	0.85	0.77	1.45	0.98
Income from continuing operations per common share—diluted	3.63	0.82	0.72	1.36	0.90
Cash dividends declared per common share (b)	2.03	0.51	0.83	0.66	0.67

As of July 31, (in millions)	2015	2014	2013	2012	2011
BALANCE SHEET DATA:
Total assets	$485.7	$480.9	$435.4	$451.1	$568.2
Note payable—long term portion	—	6.4	6.6	29.7	29.6

(a)	Included in income from continuing operations in fiscal 2015 was gain on sale of interest in Fabrix Systems Ltd. of $76.9 million.

(b)	Cash dividends declared per common share in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes Zedge, which provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. All Other also includes our real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

In August 2015, our Board of Directors approved a plan to reorganize into three separate entities by spinning off two business units to our stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from our Board of Directors and certain third parties. We are targeting completion of the reorganization in calendar year 2016.

Discontinued Operations

On July 31, 2013, we completed a pro rata distribution of the common stock of our subsidiary Straight Path to our stockholders of record as of the close of business on July 25, 2013. At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc., which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of our stockholders received one share of Straight Path Class A common stock for every two shares of our Class A common stock and one share of Straight Path Class B common stock for every two shares of our Class B common stock held of record as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

In connection with the Straight Path Spin-Off, we funded Straight Path with a total of $15.0 million in aggregate cash and cash equivalents.

Revenues, income before income taxes and net loss of Straight Path, which are included in discontinued operations, were as follows:

Year ended July 31 (in millions)	2015	2014	2013

REVENUES	$—	$—	$1.1

LOSS BEFORE INCOME TAXES	$—	$—	$(4.6)

NET LOSS	$—	$—	$(4.6)

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.0%, 98.5% and 98.9% of our total revenues from continuing operations in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Telecom Platform Services, which represented 99.4%, 99.3% and 99.1% of IDT Telecom’s total revenues in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;

●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer sold over our Boss Revolution platform and other channels; and

●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

Boss Revolution PIN-less, which allows our customers to call overseas without the need to enter a PIN, has largely replaced revenues from our traditional disposable calling cards. International airtime top-up, which enables customers to purchase airtime for a prepaid mobile telephone in another country, appeals to residents of developed countries such as the United States who regularly communicate with or financially support friends or family members in a developing country. Boss Revolution PIN-less and international airtime top-up represent successful efforts to leverage our existing capabilities and distribution. Although Boss Revolution PIN-less and international airtime top-up generally have lower gross margins than our traditional disposable calling cards, we believe that customers tend to continue using these products over a longer period of time thereby allowing us to generate higher revenues and longer lifetime value per user. The Boss Revolution platform provides us with a direct, real-time relationship with all of our participating retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment.

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

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. IDT Telecom’s Retail Communications offerings generally have higher selling, general and administrative expenses than the Wholesale Carrier Services business.

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s international prepaid calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 11.2%, 12.0% and 10.0% of total consolidated revenues from continuing operations in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Our customers with the five largest receivables balances collectively accounted for 24.1% and 22.1% of the consolidated gross trade accounts receivable at July 31, 2015 and 2014, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail, wholesale and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to demand prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale termination customers with receivable balances that exceed IDT Telecom’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $5.6 million and $11.5 million at July 31, 2015 and 2014, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 8.8% at July 31, 2015 from 14.2% at July 31, 2014 as a result of accounts receivable write-offs in fiscal 2015 that reduced the IDT Telecom allowance for doubtful accounts and gross trade accounts receivable balances. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly; however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill balance of $14.4 million at July 31, 2015 was attributable to our Retail Communications reporting unit in our Telecom Platform Services segment ($11.2 million) and Zedge ($3.2 million). Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

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

In fiscal 2013, we recorded an impairment charge of $4.4 million for the building and improvements that we own at 520 Broad Street, Newark, New Jersey. In fiscal 2014, we began renovations of the first four floors of our 520 Broad Street building in order to move our personnel and offices located at 550 Broad Street, Newark, New Jersey to 520 Broad Street. In April and May 2015, we moved our Newark operations back into our building at 520 Broad Street and vacated our leased office space at 550 Broad Street. At July 31, 2015 and 2014, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $44.4 million and $37.7 million, respectively.

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

The valuation allowance on our deferred income tax assets was $154.7 million and $152.0 million at July 31, 2015 and 2014, respectively. In fiscal 2014, we determined that our valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $4.1 million in fiscal 2014 from the full recognition of the IDT Global deferred tax assets.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $353 million at July 31, 2015. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the IAD of USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2015 and 2014, our accrued expenses included $49.9 million and $42.7 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years. Until a final decision is reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2015 and 2014, there was $22.6 million and $19.8 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $9.4 million and $7.9 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended July 31, 2015 compared to Years Ended July 31, 2014 and 2013

The following table sets forth certain items in our statements of income as a percentage of our total revenues from continuing operations:

Year ended July 31,	2015	2014	2013
REVENUES:
IDT Telecom	99.0%	98.5%	98.9%
All Other	1.0	1.5	1.1
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	83.2	82.8	83.7
Selling, general and administrative	13.9	13.9	13.5
Depreciation and amortization	1.2	1.0	0.9
Research and development	0.1	0.6	0.4
Severance	0.5	—	—
Impairment of building and improvements	—	—	0.3
TOTAL COSTS AND EXPENSES	98.9	98.3	98.8
Gain on sale of interest in Fabrix Systems, Ltd	4.8	—	—
Other operating (losses) gains, net	(0.1)	0.1	0.6
INCOME FROM OPERATIONS	5.8	1.8	1.8
Interest expense, net	—	—	—
Other (expense) income, net	—	(0.3	0.3
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5.8%	1.5%	2.1%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Revenues
Telecom Platform Services	$1,572.7	$1,615.6	$1,588.1	$(42.9)	(2.7)%	$27.5	1.7%
Consumer Phone Services	8.6	11.0	14.5	(2.4)	(21.7)	(3.5)	(24.1)
Total revenues	$1,581.3	$1,626.6	$1,602.6	$(45.3)	(2.8)%	$24.0	1.5%

Revenues. IDT Telecom revenues decreased in fiscal 2015 compared to the prior fiscal year due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. IDT Telecom revenues increased in fiscal 2014 compared to the prior fiscal year due to an increase in Telecom Platform Services’ revenues, which more than offset a decline in Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for fiscal 2015, fiscal 2014 and fiscal 2013 consisted of the following:

(in millions, except revenue per minute)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$/#	%	$/#	%
Telecom Platform Services Revenues
Retail Communications	$729.1	$695.8	$656.7	$33.3	4.8%	$39.1	5.9%
Wholesale Telecommunications Services	596.8	672.3	687.9	(75.5)	(11.2)	(15.6)	(2.3)
Payment Services	208.3	202.3	193.5	6.0	3.0	8.8	4.5
Hosted Platform Solutions	38.5	45.2	50.0	(6.7)	(14.9)	(4.8)	(9.6)
Total Telecom Platform Services revenues	$1,572.7	$1,615.6	$1,588.1	$(42.9)	(2.7)%	$27.5	1.7%
Minutes of use
Retail Communications	9,423	9,596	9,418	(173)	(1.8)%	178	1.9%
Wholesale Telecommunications Services	19,466	19,190	22,365	276	1.4	(3,175)	(14.2)
Hosted Platform Solutions	737	802	888	(65)	(8.0)	(86)	(9.7)
Total minutes of use	29,626	29,588	32,671	38	0.1%	(3,083)	(9.4)%
Average revenue per minute
Retail Communications	$0.0774	$0.0725	$0.0697	$0.0049	6.7%	$0.0028	4.0%
Wholesale Telecommunications Services	0.0307	0.0350	0.0307	(0.0043)	(12.5)	0.0043	13.9

Retail Communications’ revenues grew 4.8% and 5.9% in fiscal 2015 and fiscal 2014, respectively, compared to the prior fiscal year due to increased penetration of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe and South America. We launched Boss Revolution in Germany, Hong Kong, Singapore and Australia in the first half of fiscal 2013. In fiscal 2014, we launched Boss Revolution in Canada. We expect to introduce instant messaging and free peer-to-peer voice calling within the Boss Revolution app in fiscal 2016. Retail Communications minutes of use decreased 1.8% in fiscal 2015 compared to fiscal 2014 because the increase in Boss Revolution minutes of use in the U.S. was more than offset by the decrease in traditional disposable calling cards’ minutes of use plus the decrease in minutes of use in Europe and Asia. Retail Communications minutes of use increased 1.9% in fiscal 2014 compared to fiscal 2013 led by increased penetration of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. Retail Communications revenue comprised 46.4%, 43.1% and 41.3% of Telecom Platform Services’ revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Wholesale Carrier Services’ revenues declined 11.2% and 2.3% in fiscal 2015 and fiscal 2014, respectively, compared to the prior fiscal year. In fiscal 2015 compared to fiscal 2014, the traffic mix shifted towards lower revenue per minute destinations and the exchange rate driven arbitrage-pricing opportunities in Latin America declined. In fiscal 2014 compared to fiscal 2013, the industry-wide increase in termination rates to certain key destinations in Southern Asia resulted in a decline in revenues, as well as direct cost of revenues. Wholesale Carrier Services minutes of use increased 1.4% in fiscal 2015 compared to fiscal 2014 and decreased 14.2% in fiscal 2014 compared to fiscal 2013. The increase in fiscal 2015 minutes of use compared to fiscal 2014 was primarily due to an increase in carrier sales as well as a slight increase in our web-based prepaid termination service. The decrease in fiscal 2014 compared to fiscal 2013 was primarily due to a significant decrease in minutes of use from our web-based prepaid termination service. Wholesale Carrier Services revenue comprised 37.9%, 41.6 % and 43.3% of Telecom Platform Services’ revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Payment Services’ revenues grew 3.0% and 4.5% in fiscal 2015 and fiscal 2014, respectively, compared to the prior fiscal year. The increase in fiscal 2015 compared to fiscal 2014 was due to an increase in international and domestic airtime top-up revenue, as well as an increase in revenue from our international money transfer service and from our Gibraltar-based bank. The increase in fiscal 2014 compared to fiscal 2013 was driven by growth in sales of our international airtime top-up offerings. Future growth will be, in large part, contingent upon our ability to enter into new international airtime top-up partnerships with wireless providers, as well as continued growth of international airtime top-up volume within existing relationships and the introduction of new payment offerings through the Boss Revolution platform. In fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution platform. At July 31, 2015, we have received a money transmitter license in 45 of the 47 states that require such a license, as well as in Puerto Rico and Washington, D.C., and have an application pending in one additional state. We expect to begin offering a mobile/web based money transfer service for Boss Revolution customers with access to credit cards or bank accounts before the end of calendar 2015. Payment Services revenue comprised 13.3%, 12.5% and 12.2% of Telecom Platform Services’ revenue in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Hosted Platform Solutions’ revenues declined 14.9% and 9.6% in fiscal 2015 and fiscal 2014, respectively, compared to the prior fiscal year. The decline in fiscal 2015 compared to fiscal 2014 was due to decreases in revenues from managed services and from our cable telephony business. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. In addition, several of our other hosted managed services operators are continuing to experience attrition in their customer base. The decline in fiscal 2014 compared to fiscal 2013 was mostly due to a decrease in revenue from managed services, as well as a decrease in revenues from our cable telephony business. Hosted Platform Solutions revenue comprised 2.4%, 2.8% and 3.2% of Telecom Platform Services’ revenues in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Hosted Platform Solutions minutes of use decreased 8.0% and 9.7% in fiscal 2015 and fiscal 2014, respectively, compared to the prior fiscal year. In fiscal 2015 compared to fiscal 2014, the decrease was primarily a result of the decline in minutes of use from managed services and cable telephony customers. In fiscal 2014 compared to fiscal 2013, the decrease was primarily a result of the decline in minutes of use from managed services customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very meaningful metric for evaluating that business’ performance.

Consumer Phone Services’ revenues declined 21.7% and 24.1% in fiscal 2015 and fiscal 2014, respectively, compared to the prior fiscal year, as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 5,100 at July 31, 2015 compared to 6,200 at July 31, 2014 and 7,800 at July 31, 2013. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 22,700 at July 31, 2015 compared to 28,500 at July 31, 2014 and 35,700 at July 31, 2013. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Direct cost of revenues
Telecom Platform Services	$1,322.3	$1,358.6	$1,347.0	$(36.3)	(2.7)%	$11.6	0.9%
Consumer Phone Services	4.0	4.9	6.3	(0.9)	(17.9)	(1.4)	(21.7)
Total direct cost of revenues	$1,326.3	$1,363.5	$1,353.3	$(37.2)	(2.7)%	$10.2	0.8%

Year ended July 31,	2015	2014	2013	2015 change from 2014	2014 change from 2013
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.1%	84.1%	84.8%	—%	(0.7)%
Consumer Phone Services	46.8	44.6	43.3	2.2	1.3
Total	83.9%	83.8%	84.4%	0.1%	(0.6)%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in fiscal 2015 compared to fiscal 2014, which reflects the declines in Telecom Platform Services’ revenues. Direct cost of revenues in Telecom Platform Services increased in fiscal 2014 compared to fiscal 2013 mainly due to the similar trends in Telecom Platform Services’ revenues.

Direct cost of revenues as a percentage of revenues in Telecom Platform Services was unchanged in fiscal 2015 compared to fiscal 2014. The loss of revenue from the relatively high margin exchange-rate driven arbitrage pricing opportunities in Latin American, the decline in margin contribution from the cable telephony business, and pricing pressure on airtime top-up offerings in fiscal 2015 compared to fiscal 2014 were offset by an increase in Retail Communications’ average revenue per minute. Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 70 basis points in fiscal 2014 compared to fiscal 2013 as a result of the increase in average revenue per minute in both Retail Communications and Wholesale Carrier Services in fiscal 2014 compared to fiscal 2013. In addition, the decrease reflected the positive effect of the overall revenue mix, as the relatively higher-margin Retail Communications business comprised a larger share of Telecom Platform Services total revenue compared to Wholesale Carrier Services.

Direct cost of revenues in our Consumer Phone Services segment decreased in fiscal 2014 and fiscal 2013 compared to the prior fiscal year primarily because of the declining customer base.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Selling, general and administrative expenses
Telecom Platform Services	$199.6	$198.8	$189.3	$0.8	0.4%	$9.5	5.0%
Consumer Phone Services	3.3	4.3	6.4	(1.0)	(22.6)	(2.1)	(32.8)
Total selling, general and administrative expenses	$202.9	$203.1	$195.7	$(0.2)	(0.1)%	$7.4	3.8%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment increased slightly in fiscal 2015 compared to fiscal 2014 primarily due to increases in marketing, advertising and internal commission costs partially offset by a decrease in employee compensation. The employee compensation decrease was the result of the workforce reduction in February and March 2015 that was partially offset by annual payroll increases. The increase in selling, general and administrative expenses in our Telecom Platform Services segment in fiscal 2014 compared to fiscal 2013 was due to increases in employee compensation, mostly from the expansion of our retail direct sales force in the U.S., as well as an increase in third-party transaction processing costs. External legal fees significantly decreased in fiscal 2014 compared to fiscal 2013 since certain legal matters were resolved. As a percentage of Telecom Platform Services’ revenues, Telecom Platform Services’ selling, general and administrative expenses were 12.7%, 12.3% and 11.9% in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2015 and fiscal 2014 compared to the prior fiscal year as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Depreciation and amortization
Telecom Platform Services	$16.2	$13.8	$12.3	$2.4	17.4%	$1.5	11.6%
Consumer Phone Services	—	—	—	—	—	—	—
Total depreciation and amortization	$16.2	$13.8	$12.3	$2.4	17.4%	$1.5	11.6%

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2015 and fiscal 2014 compared to the prior fiscal year was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software. In addition, depreciation expense in fiscal 2013 was reduced by $0.7 million due to an adjustment in our estimate of capital expenditures subject to sales and use tax because of an audit.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Severance expense
Telecom Platform Services	$7.7	$—	$—	$7.7	nm	$—	—%
Consumer Phone Services	—	—	—	—	—	—	—
Total severance expense	$7.7	$—	$—	$7.7	nm	$—	—%

nm—not meaningful

Severance Expense. In February and March 2015, we completed a reduction of our workforce. As a result, IDT Telecom incurred severance expense of $5.8 million in fiscal 2015. In addition, severance expense in fiscal 2015 included $1.9 million due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S.

(in millions) Year ended July 31,	2015	2014	2013
Telecom Platform Services-Other operating gains, net
Gains related to legal matters, net	$—	$0.7	$9.3

Other Operating Gain, nets. The Telecom Platform Services segment’s income from operations in fiscal 2014 and fiscal 2013 included gains related to legal matters.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Income from operations
Telecom Platform Services	$27.0	$45.1	$48.7	$(18.1)	(40.2)%	$(3.6)	(7.4)%
Consumer Phone Services	1.3	1.8	1.8	(0.5)	(30.0)	—	(1.5)
Total income from operations	$28.3	$46.9	$50.5	$(18.6)	(39.8)%	$(3.6)	(7.2)%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. Beginning in fiscal 2015, Zedge is included in All Other. Comparative results have been reclassified and restated as if Zedge was included in All Other in all periods presented. In addition, Fabrix was included in All Other until it was sold in October 2014. Therefore, only two months of Fabrix’ results of operations is included in fiscal 2015 compared to twelve months in fiscal 2014 and fiscal 2013.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Revenues	$15.4	$24.9	$18.0	$(9.5)	(38.3)%	$6.9	38.4%
Direct cost of revenues	(2.0)	(3.7)	(2.3)	1.7	45.8	(1.4)	(65.2)
Selling, general and administrative	(8.3)	(11.0)	(8.8)	2.7	24.6	(2.2)	(24.7)
Depreciation	(2.3)	(2.5)	(2.4)	0.2	10.7	(0.1)	(1.6)
Research and development	(1.7)	(10.0)	(7.2)	8.3	83.5	(2.8)	(39.8)
Gain on sale of interest in Fabrix Systems Ltd.	76.9	—	—	76.9	nm	—	—
Impairment of building and improvements	—	—	(4.4)	—	—	4.4	100.0
Other operating gain	—	0.6	—	(0.6)	(100.0)	0.6	nm
Income (loss) from operations	$78.0	$(1.7)	$(7.1)	$79.7	nm	$5.4	75.5%

nm—not meaningful

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million.

Impairment of Building and Improvements. In fiscal 2013, we recorded an impairment charge of $4.4 million for the building and improvements that we own at 520 Broad Street, Newark, New Jersey. The following facts and circumstances indicated that the fair value of the building and improvements may be less than their carrying value at that time: (1) the building was not occupied and, at the time, we did not expect to occupy it, (2) economic uncertainty and sluggish leasing activity stalled a recovery of the real estate market in Newark, (3) there were no potential tenants, (4) no sale of the building had been completed and there were no other likely buyers, (5) the building would be expensive to redevelop and (6) the building was expected to remain vacant for the foreseeable future. We determined the fair value of the building and improvements based on estimates of an owner/user’s market rental rate net of costs of improvements and tenant work as well as the estimated value to an investor/developer after deducting costs of improvements and costs to achieve full occupancy. In fiscal 2014, we began renovations of the first four floors of our 520 Broad Street building in order to move our personnel and offices located at 550 Broad Street, Newark, New Jersey to 520 Broad Street. In April and May 2015, we moved our Newark operations back into our building at 520 Broad Street and vacated our leased office space at 550 Broad Street. At July 31, 2015 and 2014, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $44.4 million and $37.7 million, respectively.

Other Operating Gain. In fiscal 2014, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

Following is the results of operations in fiscal 2015, fiscal 2014 and fiscal 2013 of Fabrix, which was included in All Other until it was sold in October 2014:

Fabrix

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Revenues	$4.2	$16.6	$10.6	$(12.4)	(74.9)%	$6.0	57.4%
Direct cost of revenues	0.9	2.8	1.4	(1.9)	(67.2)	1.4	97.8
Selling, general and administrative	0.6	4.1	3.1	(3.5)	(86.1)	1.0	36.9
Depreciation	0.1	0.4	0.3	(0.3)	(81.7)	0.1	18.3
Research and development	1.7	10.0	7.2	(8.3)	(83.5)	2.8	39.8
Income (loss) from operations	$0.9	$(0.7)	$(1.4)	$1.6	228.3%	$0.7	46.8%

Corporate

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
General and administrative expenses	$10.9	$14.8	$13.9	$(3.9)	(26.1)%	$0.9	6.4%
Depreciation and amortization	—	—	0.1	—	—	(0.1)	(68.6)
Severance expense	0.6	—	—	0.6	nm	—	—
Other operating loss	1.6	0.5	—	1.1	242.0	0.5	nm
Loss from operations	$13.1	$15.3	$14.0	$(2.2)	(14.1)%	$1.3	9.2%

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

General and Administrative. The decrease in Corporate general and administrative expenses in fiscal 2015 compared to fiscal 2014 was primarily due to decreases in stock-based compensation, legal and consulting fees, and the charitable contributions accrual. The increase in Corporate general and administrative expenses in fiscal 2014 compared to fiscal 2013 was primarily due to increases in accrued charitable contributions and legal fees. In fiscal 2015, fiscal 2014 and fiscal 2013, we accrued $1.1 million, $1.4 million and $0.9 million, respectively, for contributions to the IDT Charitable Foundation. As a percentage of our total consolidated revenues from continuing operations, Corporate general and administrative expenses was 0.7%, 0.9% and 0.9% in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Severance expense. In February and March 2015, we completed a reduction of our workforce. As a result, Corporate incurred severance expense of $0.6 million in fiscal 2015.

Other Operating Loss. Corporate’s loss from operations in fiscal 2015 included a loss of $1.5 million related to legal matters.

Consolidated

In February and March 2015, we completed a reduction of our workforce and incurred severance expense of $6.2 million in fiscal 2015. In addition, severance expense in fiscal 2015 included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S. in the first quarter of fiscal 2015, and an additional $0.2 million in the fourth quarter of fiscal 2015.

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $5.2 million, $5.4 million and $5.9 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. At July 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $7.8 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

(in millions)				2015 change from 2014		2014 change from 2013
Year ended July 31,	2015	2014	2013	$	%	$	%
Income from operations	$93.1	$29.8	$29.4	$63.3	211.8%	$0.4	1.5%
Interest expense, net	(0.2)	(0.1)	(0.8)	(0.1)	(7.4)	0.7	82.0
Other (expense) income, net	(0.7)	(4.7)	5.4	4.0	85.4	(10.1)	(187.3)
Provision for income taxes	(6.1)	(4.0)	(15.9)	(2.1)	(52.9)	11.9	74.9
Income from continuing operations	86.1	21.0	18.1	65.1	309.9	2.9	16.2
Loss from discontinued operations, net of tax	—	—	(4.7)	—	—	4.7	100.0
Net income	86.1	21.0	13.4	65.1	309.9	7.6	56.3
Net income attributable to noncontrolling interests	(1.6)	(2.2)	(1.8)	0.6	27.0	(0.4)	(21.2)
Net income attributable to IDT Corporation	$84.5	$18.8	$11.6	$65.7	349.8%	$7.2	61.8%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

(in millions) Year ended July 31,	2015	2014	2013
Foreign currency transaction (losses) gains	$(1.7)	$(5.9)	$2.5
Gain on investments	1.4	1.2	2.7
Gain on modification and early termination of note payable	—	—	0.2
Other	(0.4)	—	—
TOTAL	$(0.7)	$(4.7)	$5.4

On April 30, 2013, the holder of the note payable secured by the mortgage on our building located at 520 Broad Street, Newark, New Jersey entered into an agreement with us to settle all of our disputes. In connection with this agreement, on May 1, 2013, we paid them $21.1 million and they released us from the note and discharged the mortgage. In fiscal 2013, we recognized a gain of $0.2 million on the modification and early termination of the note payable.

Income Taxes. The $76.9 million gain on the sale of our interest in Fabrix in fiscal 2015 was recorded by a wholly-owned non-U.S. subsidiary. The gain is not taxable in the subsidiary’s tax domicile and is not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of the sale. The increase in income tax expense in fiscal 2015 compared to fiscal 2014 was primarily due to an increase in foreign income tax expense, partially offset by a decrease in federal income tax expense. Foreign income tax expense increased in fiscal 2015 compared to fiscal 2014 primarily due to a benefit from income taxes of $4.1 million recorded in fiscal 2014 from the full recognition of the IDT Global deferred tax assets. In fiscal 2014, we determined that our valuation allowance on the losses of IDT Global were no longer required due to an internal reorganization that generated income and a projection that the income would continue. Federal income tax expense decreased due to the decrease in domestic income before income taxes in fiscal 2015 compared to fiscal 2014. The decline in income tax expense in fiscal 2014 compared to fiscal 2013 was primarily due to the decrease in income from continuing operations before income taxes in fiscal 2014 compared to fiscal 2013.

In September 2013, the IRS and the Department of the Treasury issued final regulations regarding when costs incurred to acquire, produce or improve tangible property must be capitalized or may be deducted. The IRS and the Department of the Treasury have also separately proposed regulations about disposal of depreciable property. These changes will apply to our taxable year beginning on August 1, 2015. We do not expect these new regulations to have a material impact on our results of operations, financial position or cash flows.

Discontinued Operations, net of tax. The loss from discontinued operations, net of tax in fiscal 2013 was due to Straight Path’s net loss of $4.6 million.

Net Income Attributable to Noncontrolling Interests. The decrease in the net income attributable to noncontrolling interests in fiscal 2015 compared to fiscal 2014 was due to the decrease in net income of certain IDT Telecom subsidiaries, the increase in Fabrix’ net loss and the change in Zedge’s results of operations from net income to net loss. The increase in the net income attributable to noncontrolling interests in fiscal 2014 compared to fiscal 2013 was due to an increase in the net income of certain IDT Telecom subsidiaries, the Straight Path Spin-Off which reduced the net loss attributable to noncontrolling interests, and a decrease in the net loss in Fabrix.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2016 and the balance of cash, cash equivalents and marketable securities that we held on July 31, 2015 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2016.

At July 31, 2015, we had cash, cash equivalents and marketable securities of $150.6 million and a deficit in working capital (current liabilities in excess of current assets) of $7.7 million. At July 31, 2015, we also had $9.1 million in investments in hedge funds, of which less than $0.1 million was included in “Other current assets” and $9.1 million was included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Financial Services Ltd., our Gibraltar-based bank, and IDT Payment Services as substantially restricted and unavailable for other purposes. At July 31, 2015, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $7.5 million held by IDT Financial Services Ltd. and IDT Payment Services that was unavailable for other purposes.

At July 31, 2015, we had restricted cash and cash equivalents of $91.0 million, all of which was included in “Restricted cash and cash equivalents-short-term” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services Ltd.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $353 million at July 31, 2015. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

(in millions) Year ended July 31,	2015	2014	2013
Cash flows provided by (used in)
Operating activities	$30.5	$45.7	$57.2
Investing activities	2.9	(18.9)	(25.6)
Financing activities	(70.2)	(25.4)	(36.4)
Effect of exchange rate changes on cash and cash equivalents	(6.7)	0.8	1.2
(Decrease) increase in cash and cash equivalents from continuing operations	(43.5)	2.2	(3.6)
Discontinued operations	—	—	(3.0)
(Decrease) increase in cash and cash equivalents	$(43.5)	$2.2	$(6.6)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In fiscal 2015, fiscal 2014 and fiscal 2013, Fabrix received $2.0 million, $13.4 million and $16.0 million, respectively, in cash from sales of software licenses and support services.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. In fiscal 2015 and fiscal 2014, we paid $2.8 million and $1.0 million, respectively, in connection with this obligation. At July 31, 2015, our estimated liability for this obligation was $0.3 million.

Investing Activities

Our capital expenditures were $28.6 million in fiscal 2015 compared to $17.0 million in fiscal 2014 and $14.5 million in fiscal 2013. The increase was primarily due to expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We currently anticipate that total capital expenditures in fiscal 2016 will be approximately $19 million to $21 million, which includes the remaining expected expenditures for the renovations of 520 Broad Street. In April and May 2015, we moved our Newark operations back into our building at 520 Broad Street and vacated our leased office space at 550 Broad Street. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At July 31, 2015, we had received cash of $59.7 million and had aggregate receivables of $8.5 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in our consolidated balance sheet. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million.

In fiscal 2013, we made a deposit of $1.0 million for the purchase of a leasehold interest in an office building in New Jersey.

In fiscal 2015, fiscal 2014 and fiscal 2013, we used cash of $0.1 million, $0.2 million and $1.2 million, respectively, for an acquisition and additional investments. In fiscal 2014, we acquired the assets of an over-the-top messaging provider, and we have begun integrating its messaging service into our wholesale and retail offerings.

We received $0.1 million, $1.0 million and $0.1 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, from the redemption of certain of our investments, including investments in hedge funds.

Proceeds from insurance of $0.6 million in fiscal 2014 related to water damage in our building located at 520 Broad Street, Newark, New Jersey, that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in fiscal 2014.

In fiscal 2015, fiscal 2014 and fiscal 2013, we used cash of $52.4 million, $20.7 million and $11.4 million, respectively, to purchase marketable securities.

Proceeds from maturities and sales of marketable securities were $24.1 million, $17.3 million and $1.7 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Financing Activities

In July 2013, cash and cash equivalents held by Straight Path and its subsidiaries of $15.0 million were deconsolidated as a result of the Straight Path Spin-Off.

In fiscal 2015, we paid aggregate cash dividends of $2.03 per share on our Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In fiscal 2014, we paid aggregate cash dividends of $0.59 per share on our Class A common stock and Class B common stock, or $13.6 million in total. In fiscal 2013, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.1 million in total. On September 25, 2015, our Board of Directors declared a dividend of $0.18 per share for the fourth quarter of fiscal 2015 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about October 15, 2015 to stockholders of record as of the close of business on October 7, 2015.

We distributed cash of $2.1 million, $1.9 million and $2.2 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, to the noncontrolling interests in certain of our subsidiaries.

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

We received proceeds from the exercise of our stock options of $3.4 million in fiscal 2015, $0.6 million in fiscal 2014 and $0.9 million in fiscal 2013.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2017. At July 31, 2014, there was $13.0 million outstanding under the facility at an interest rate of 1.65% per annum. In August 2014, we repaid the $13.0 million loan payable. In fiscal 2015, fiscal 2014 and fiscal 2013, we borrowed nil, $56.0 million and $21.9 million, respectively, under the facility, and we repaid $13.0 million $64.1 million and $8.0 million, respectively. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At July 31, 2015 and 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $90.1 and $73.7 million, respectively.

Repayments of other borrowings were $0.3 million, $0.3 million and $21.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. On April 30, 2013, the holder of the note payable secured by the mortgage on our building located at 520 Broad Street, Newark, New Jersey entered into an agreement with us to settle all of our disputes. In connection with this agreement, on May 1, 2013, we paid $21.1 million and they released us from the note and discharged the mortgage. In addition, we paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

In fiscal 2015, fiscal 2014 and fiscal 2013, we paid $2.8 million, $1.0 million and $0.3 million, respectively to repurchase shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

On June 25, 2015, we purchased 404,967 shares of our Class B common stock from Howard S. Jonas, our Chairman of the Board and former Chief Executive Officer. The purchase price was $18.52 per share, the share price at the close of business on June 23, 2015. The aggregate purchase price was $7.5 million.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In fiscal 2015, we repurchased 29,675 shares of our Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases in fiscal 2014. In fiscal 2013, we repurchased 77,843 shares of our Class B common stock for an aggregate purchase price of $0.8 million. At July 31, 2015, 5.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable decreased to $64.2 million at July 31, 2015 from $80.8 million at July 31, 2014 primarily due to a $12.2 million decrease in IDT Telecom’s gross trade accounts receivable balance and due to the sale of our interest in Fabrix. At July 31, 2014, Fabrix’ gross trade accounts receivable balance was $4.8 million. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in fiscal 2015 in excess of amounts billed during the period, accounts receivable written-off and the effect of changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 8.8% at July 31, 2015 from 14.2% at July 31, 2014 as a result of accounts receivable write-offs in fiscal 2015 that reduced the IDT Telecom allowance for doubtful accounts and gross trade accounts receivable balances.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of calling cards and other prepaid products. In addition, we recorded deferred revenue from Fabrix’s sales of software licenses. Deferred revenue decreased to $86.3 million at July 31, 2015 from $101.2 million at July 31, 2014 primarily due to the sale of our interest in Fabrix and a $1.9 million decrease in IDT Telecom’s deferred revenue balance. At July 31, 2014, Fabrix’ deferred revenue balance was $12.9 million. The decrease in IDT Telecom’s deferred revenue balance was due to a decrease in the U.S. balance, partially offset by an increase in Europe’s balance.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments at July 31, 2015:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years

Operating leases	$9.0	$3.4	$4.0	$1.5	$0.1
Purchase commitments	2.8	2.8	—	—	—
Notes payable (including interest)	6.4	6.4	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$18.2	$12.6	$4.0	$1.5	$0.1

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$3.2	$3.2	$—	$—	$—

(1)	The above table does not include an aggregate of $11.3 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2015, we had aggregate performance bonds of $11.3 million outstanding.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 30%, 30% and 23% of our consolidated revenues from continuing operations in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

We enter into foreign exchange forward contracts as hedges against unfavorable fluctuations in the U.S. dollar – Norwegian krone, or NOK, exchange rate. Zedge is based in Norway and much of its operations are located in Norway. While this limits the downside risk of adverse foreign exchange movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, we are exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. We minimize the credit or repayment risk by entering into transactions with high-quality counterparties.

Our outstanding contracts at July 31, 2015 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
September 2015	750,000	6,163,000
November 2015	2,729,000	22,169,000
January 2016	3,000,000	24,257,000
May 2016	1,000,000	8,239,000
July 2016	1,000,000	8,200,000

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of July 31, 2015, the carrying value of our marketable securities and investments in hedge funds were $40.3 million and $9.1 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2015.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 51 and 52.

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

Anthony S. Davidson—Senior Vice President—Technology

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

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2015, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2015, and which is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2015, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2015, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2015, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:
1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01 10.02, 10.03, 10.04, 10.05, 10.06 and 10.08 are management contracts or compensatory plans or arrangements.

The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

●	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;

●	may apply standards of materiality that differ from those of a reasonable investor; and

●	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.
Exhibit Number	Description of Exhibits

3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.03(3)	Third Amended and Restated Employment Agreement, dated December 20, 2013, between the Registrant and Howard S. Jonas.

10.04(4)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(5)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

48

\

Exhibit Number	Description of Exhibits

10.06(6)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.06(7)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.07(8)	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

10.08(9)	Stock Grant Agreement between the Registrant and Howard Jonas, dated December 27, 2012.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.
(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.
(2)	Incorporated by reference to Form 8-K, filed September 23, 2009.
(3)	Incorporated by reference to Form 8-K/A, filed December 27, 2013.
(4)	Incorporated by reference to Schedule 14A, filed November 3, 2004.
(5)	Incorporated by reference to Schedule 14A, filed November 5, 2013.
(6)	Incorporated by reference to Schedule 14A, filed October 31, 2015.
(7)	Incorporated by reference to Form 8-K, filed January 14, 2015.
(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2012, filed October 15, 2012
(9)	Incorporated by reference to Form 8-K, filed December 31, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 14, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer (Principal Executive Officer)	October 14, 2015
Shmuel Jonas

/s/ Howard S. Jonas	Chairman of the Board	October 14, 2015
Howard S. Jonas

/s/ Marcelo Fischer	Senior Vice President—Finance (Principal Financial Officer)	October 14, 2015
Marcelo Fischer

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 14, 2015
Mitch Silberman	(Principal Accounting Officer)

/s/ Bill Pereira	Director	October 14, 2015
Bill Pereira

/s/ Michael Chenkin	Director	October 14, 2015
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 14, 2015
Eric F. Cosentino

/s/ Judah Schorr	Director	October 14, 2015
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. In making this assessment, the Company’s management used the criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2015 was effective in all material respects.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2015.

/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer
(Principal Executive Officer)

/s/ Marcelo Fischer
Marcelo Fischer
Senior Vice President—Finance
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2015, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on the criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2015, and our report dated October 14, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2015

IDT Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2015, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2015

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$110,361	$153,823
Restricted cash and cash equivalents—short-term	91,035	65,706
Marketable securities	40,287	12,873
Trade accounts receivable, net of allowance for doubtful accounts of $5,645 and $11,507 at July 31, 2015 and 2014, respectively	58,543	69,330
Receivable from sale of interest in Fabrix Systems, Ltd.	8,471	—
Prepaid expenses	17,304	21,799
Deferred income tax assets, net—current portion	843	2,953
Other current assets	14,344	12,381
TOTAL CURRENT ASSETS	341,188	338,865
Property, plant and equipment, net	91,316	81,760
Goodwill	14,388	14,830
Other intangibles, net	1,277	1,742
Investments	12,344	10,008
Restricted cash and cash equivalents—long-term	—	2,763
Deferred income tax assets, net—long-term portion	12,481	16,248
Other assets	12,688	14,715
TOTAL ASSETS	$485,682	$480,931
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Revolving credit loan payable	$—	$13,000
Trade accounts payable	29,140	42,135
Accrued expenses	139,272	142,528
Deferred revenue	86,302	101,165
Customer deposits	84,454	62,685
Income taxes payable	391	732
Note payable—current portion	6,353	271
Other current liabilities	3,000	5,468
TOTAL CURRENT LIABILITIES	348,912	367,984
Note payable—long-term portion	—	6,353
Other liabilities	1,830	5,430
TOTAL LIABILITIES	350,742	379,767
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2015 and 2014	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,276 and 24,587 shares issued and 21,755 and 21,653 shares outstanding at July 31, 2015 and 2014, respectively	253	246
Additional paid-in capital	403,146	392,858
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,521 and 2,934 shares of Class B common stock at July 31, 2015 and 2014, respectively	(110,543)	(99,841)
Accumulated other comprehensive income	771	3,668
Accumulated deficit	(159,829)	(196,725)
Total IDT Corporation stockholders’ equity	133,831	100,239
Noncontrolling interests	1,109	925
TOTAL EQUITY	134,940	101,164
TOTAL LIABILITIES AND EQUITY	$485,682	$480,931

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2015	2014	2013
REVENUES	$1,596,777	$1,651,541	$1,620,617
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,328,363	1,367,266	1,355,573
Selling, general and administrative (i)	222,239	228,934	218,469
Depreciation and amortization	18,418	16,318	14,910
Research and development	1,656	10,018	7,166
Severance	8,363	—	—
Impairment of building and improvements	—	—	4,359
TOTAL COSTS AND EXPENSES	1,579,039	1,622,536	1,600,477
Gain on sale of interest in Fabrix Systems, Ltd.	76,864	—	—
Other operating (losses) gains, net	(1,552)	835	9,251
Income from operations	93,050	29,840	29,391
Interest expense, net	(159)	(148)	(824)
Other (expense) income, net	(688)	(4,700)	5,383
Income from continuing operations before income taxes	92,203	24,992	33,950
Provision for income taxes	(6,088)	(3,982)	(15,872)
Income from continuing operations	86,115	21,010	18,078
Loss from discontinued operations, net of tax	—	—	(4,634)
NET INCOME	86,115	21,010	13,444
Net income attributable to noncontrolling interests	(1,625)	(2,226)	(1,837)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$84,490	$18,784	$11,607
Amounts attributable to IDT Corporation common stockholders:
Income from continuing operations	$84,490	$18,784	$16,048
Loss from discontinued operations	—	—	(4,441)
Net income attributable to IDT Corporation	$84,490	$18,784	$11,607
Earnings per share attributable to IDT Corporation common stockholders:
Basic:
Income from continuing operations	$3.69	$0.85	$0.77
Loss from discontinued operations	—	—	(0.21)
Net income attributable to IDT Corporation	$3.69	$0.85	$0.56
Weighted-average number of shares used in calculation of basic earnings per share	22,903	22,009	20,876
Diluted:
Income from continuing operations	$3.63	$0.82	$0.72
Loss from discontinued operations	—	—	(0.20)
Net income attributable to IDT Corporation	$3.63	$0.82	$0.52
Weighted-average number of shares used in calculation of diluted earnings per share	23,247	22,937	22,315
(i) Stock-based compensation included in selling, general and administrative expenses	$5,185	$5,382	$5,875

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2015	2014	2013
NET INCOME	$86,115	$21,010	$13,444
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	(567)	(8)	(1)
Foreign currency translation adjustments	(2,432)	1,335	2,092
Other comprehensive (loss) income	(2,999)	1,327	2,091
COMPREHENSIVE INCOME	83,116	22,337	15,535
Comprehensive income attributable to noncontrolling interests	(1,625)	(2,226)	(1,789)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$81,491	$20,111	$13,746

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A		Class B		Additional		Accumulated Other
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JULY 31, 2012	3,272	$33	24,112	$241	$395,869	$(97,757)	$202	$(196,358)	$495	$102,725
Dividends declared ($0.83 per share)	—	—	—	—	—	—	—	(18,960)	—	(18,960)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(301)	—	—	—	(301)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(778)	—	—	—	(778)
Exercise of stock options	—	—	62	1	920	—	—	—	—	921
Stock-based compensation	—	—	—	—	6,412	—	—	—	204	6,616
Restricted stock issued to employees and directors	—	—	49	1	(1)	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	52	—	932	—	—	—	—	932
Purchases of stock of subsidiary	—	—	—	—	(1,795)	—	—	—	(9)	(1,804)
Sale of stock of subsidiary	—	—	—	—	(58)	—	—	—	203	145
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,245)	(2,245)
Exercise of stock options in subsidiary	—	—	—	—	3	—	—	—	6	9
Straight Path Spin-Off	—	—	—	—	(13,749)	—	—	—	90	(13,659)
Other comprehensive income (loss)	—	—	—	—	—	—	2,139	—	(48)	2,091
Net income for the year ended July 31, 2013	—	—	—	—	—	—	—	11,607	1,837	13,444
BALANCE AT JULY 31, 2013 2013	3,272	33	24,275	243	388,533	(98,836)	2,341	(203,711)	533	89,136

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A		Class B		Additional		Accumulated Other
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Dividends declared ($0.51 per share)	—	—	—	—	—	—	—	(11,798)	—	(11,798)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,005)	—	—	—	(1,005)
Exercise of stock options	—	—	46	—	606	—	—	—	3	609
Stock-based compensation	—	—	—	—	5,332	—	—	—	30	5,362
Restricted stock issued to employees and directors	—	—	194	2	(2)	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	72	1	1,167	—	—	—	—	1,168
Purchases of stock of subsidiary	—	—	—	—	(1,154)	—	—	—	21	(1,133)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,888)	(1,888)
Adjustment to liabilities in connection with the Straight Path Spin-Off	—	—	—	—	(1,624)	—	—	—	—	(1,624)
Other comprehensive income	—	—	—	—	—	—	1,327	—	—	1,327
Net income for the year ended July 31, 2014	—	—	—	—	—	—	—	18,784	2,226	21,010
BALANCE AT JULY 31, 2014	3,272	33	24,587	246	392,858	(99,841)	3,668	(196,725)	925	101,164

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A		Class B		Additional		Accumulated Other
	Common Stock		Common Stock		Paid-In	Treasury	Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Dividends declared ($2.03 per share)	—	—	—	—	—	—	—	(47,594)	—	(47,594)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(2,777)	—	—	—	(2,777)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(425)	—	—	—	(425)
Exercise of stock options	—	—	245	2	3,422	—	—	—	—	3,424
Stock-based compensation	—	—	—	—	5,604	—	—	—	62	5,666
Restricted stock issued to employees and directors	—	—	373	4	(4)	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	71	1	1,266	—	—	—	—	1,267
Purchase of Class B common stock from Howard S. Jonas	—	—	—	—	—	(7,500)	—	—	—	(7,500)
Other	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Sale of interest in Fabrix Systems Ltd.	—	—	—	—	—	—	102	—	538	640
Other comprehensive loss	—	—	—	—	—	—	(2,999)	—	—	(2,999)
Net income for the year ended July 31, 2015	—	—	—	—	—	—	—	84,490	1,625	86,115
BALANCE AT JULY 31, 2015	3,272	$33	25,276	$253	$403,146	$(110,543)	$771	$(159,829)	$1,109	$134,940

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2015	2014	2013
OPERATING ACTIVITIES
Net income	$86,115	$21,010	$13,444
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss from discontinued operations	—	—	4,634
Depreciation and amortization	18,418	16,318	14,910
Impairment of building and improvements	—	—	4,359
Deferred income taxes	5,877	2,487	15,198
Provision for doubtful accounts receivable	97	500	2,743
Gain on sale of interest in Fabrix Systems Ltd.	(76,864)	—	—
Net realized loss (gains) from marketable securities and investments	54	—	(586)
Gain on proceeds from insurance	—	(571)	—
Interest in the equity of investments	(1,699)	(1,282)	(1,968)
Stock-based compensation	5,185	5,382	5,875
Change in assets and liabilities:
Restricted cash and cash equivalents	(28,286)	(25,292)	(23,006)
Trade accounts receivable	640	(1,363)	17,606
Prepaid expenses, other current assets and other assets	2,122	(4,628)	2,890
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(3,824)	(5,914)	(22,578)
Customer deposits	25,939	30,186	17,998
Income taxes payable	(301)	(29)	(576)
Deferred revenue	(2,939)	8,917	6,253
Net cash provided by operating activities	30,534	45,721	57,196
INVESTING ACTIVITIES
Capital expenditures	(28,556)	(17,021)	(14,537)
Proceeds from sale of interest in Fabrix Systems Ltd., net of cash and cash equivalents sold	59,678	—	—
Deposit on purchase of leasehold interest in building	—	—	(950)
Collection of notes receivable, net	—	—	750
Cash used for acquisition and purchase of investments	(125)	(175)	(1,219)
Proceeds from sales and redemptions of investments	119	1,038	114
Purchases of other intangibles	—	(250)	(93)
Proceeds from sale of building	—	250	—
Proceeds from insurance	—	571	—
Purchases of marketable securities	(52,360)	(20,658)	(11,414)
Proceeds from maturities and sales of marketable securities	24,126	17,323	1,712
Net cash provided by (used in) investing activities	2,882	(18,922)	(25,637)
FINANCING ACTIVITIES
Cash of Straight Path Communications, Inc. deconsolidated as a result of spin-off	—	—	(15,000)
Dividends paid	(47,594)	(13,635)	(17,123)
Distributions to noncontrolling interests	(2,050)	(1,888)	(2,245)
Purchases of stock of subsidiary	—	(1,133)	(1,804)
Proceeds from sales of stock and exercise of stock options of subsidiary	—	—	154
Proceeds from exercise of stock options	3,424	609	921
Proceeds from revolving credit loan payable	—	56,000	21,062
Repayments of revolving credit loan payable and other borrowings	(13,271)	(64,318)	(21,304)
Purchase of Class B common stock from Howard S. Jonas	(7,500)	—	—
Repurchases of Class B common stock	(3,202)	(1,005)	(1,079)
Net cash used in financing activities	(70,193)	(25,370)	(36,418)
DISCONTINUED OPERATIONS
Net cash used in operating activities	—	—	(2,638)
Net cash used in investing activities	—	—	(350)
Net cash used in discontinued operations	—	—	(2,988)
Effect of exchange rate changes on cash and cash equivalents	(6,685)	794	1,241
Net (decrease) increase in cash and cash equivalents	(43,462)	2,223	(6,606)
Cash and cash equivalents at beginning of year	153,823	151,600	158,206
Cash and cash equivalents at end of year	$110,361	$153,823	$151,600
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$745	$743	$1,286
Cash payments made for income taxes	$320	$1,115	$483
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$14,333	$—	$—
Adjustment to liabilities in connection with the Straight Path Communications, Inc. spin-off	$—	$1,624	$—
Escrow account balances included in other current assets used to reduce notes payable	$—	$—	$1,976
Net liabilities excluding cash and cash equivalents of Straight Path Communications, Inc. deconsolidated as a result of spin-off	$—	$—	$1,341

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications and payment industries. The Company has two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Operating segments not reportable individually are included in All Other. Beginning in the second quarter of fiscal 2015, All Other includes Zedge Holdings, Inc. (“Zedge”), which provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. All Other also includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix Systems Ltd. (“Fabrix”) in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Straight Path Communications Inc. (“Straight Path”), to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”) (see Note 3). On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011 (the “Genie Spin-Off”).

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off two business units to its stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors and certain third parties. The Company is targeting completion of the reorganization in calendar year 2016.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. At July 31, 2015 and 2014, the Company had $9.0 million and $9.4 million, respectively, in investments accounted for using the equity method, and $3.4 million and $1.8 million, respectively, in investments accounted for using the cost method. Equity and cost method investments are included in “Other current assets” or “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

Revenue from Fabrix for software licenses and maintenance support was deferred and recognized on a straight-line basis from the date on which delivered orders were accepted by the customer over the period that the support was expected to be provided since sufficient vendor-specific objective evidence of fair value to allocate revenues to the various deliverables did not exist.

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

Direct cost of revenues for Zedge consists of ad server costs, web hosting charges, marketing automation and content filtering costs.

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

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States and IDT Financial Services as substantially restricted and unavailable for other purposes. These balances are included in “Cash and cash equivalents” in the Company’s consolidated balance sheet (see Note 19).

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

Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the relevant trademark and patent licenses. The fair value of technology and domain names, customer lists, and trademark acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: technology and domain names are amortized on a straight-line basis over the estimated useful lives of 3 or 4 years; customer lists are amortized ratably over the approximately 15 year period of expected cash flows; and trademark is amortized on a straight-line basis over the 5 year period of expected cash flows.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Instruments and Hedging Activities

The Company records its derivatives instruments at their respective fair values. The accounting for changes in the fair value (that is, gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. The Company does not designate its derivative instruments to qualify for hedge accounting, accordingly the instruments are recorded at fair value as a current asset or liability and any changes in fair value are recorded in the consolidated statements of income.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2015, fiscal 2014 and fiscal 2013, advertising expense was $16.5 million, $17.2 million and $13.1 million, respectively.

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs were incurred by Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2015, fiscal 2014 and fiscal 2013 was $11.4 million, $8.8 million and $7.3 million, respectively. Unamortized capitalized internal use software costs at July 31, 2015 and 2014 were $18.8 million and $15.1 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2015	2014	2013
Basic weighted-average number of shares	22,903	22,009	20,876
Effect of dilutive securities:
Stock options	23	92	9
Non-vested restricted Class B common stock	321	836	1,430
Diluted weighted-average number of shares	23,247	22,937	22,315

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2015	2014	2013
Shares excluded from the calculation of diluted earnings per share	136	70	611

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2015, fiscal 2014 or fiscal 2013. However, the Company’s five largest customers collectively accounted for 11.2%, 12.0% and 10.0% of its consolidated revenues from continuing operations in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 24.1% and 22.1% of the consolidated gross trade accounts receivable at July 31, 2015 and 2014, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail, wholesale and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale termination customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale termination customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$11,507	$97	$(5,959)	$5,645
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$13,079	$500	$(2,072)	$11,507
2013
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$13,044	$2,743	$(2,708)	$13,079

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At July 31, 2015, the Company had received cash of $59.7 million and had aggregate receivables of $8.5 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in the accompanying consolidated balance sheet. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise. Any unclaimed escrow balance will be released in two tranches in October 2015 and April 2016. In fiscal 2015, the Company recorded gain on the sale of its interest in Fabrix of $76.9 million.

Fabrix’ income (loss) before income taxes and income (loss) before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2015	2014	2013
INCOME (LOSS) BEFORE INCOME TAXES	$917	$(57)	$(945)

INCOME (LOSS) BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$1,325	$3	$(811)

Note 3—Discontinued Operations

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path to the Company’s stockholders of record as of the close of business on July 25, 2013. At the time of the Straight Path Spin-Off, Straight Path owned 100% of Straight Path Spectrum, Inc., which holds, leases and markets fixed wireless spectrum licenses, and 84.5% of Straight Path IP Group, Inc., which holds intellectual property primarily related to communications over the Internet and the licensing and other businesses related to this intellectual property. As of July 31, 2013, each of the Company’s stockholders received one share of Straight Path Class A common stock for every two shares of the Company’s Class A common stock and one share of Straight Path Class B common stock for every two shares of the Company’s Class B common stock held of record as of the close of business on July 25, 2013. Straight Path and its subsidiaries met the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows are classified as discontinued operations for all periods presented.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Straight Path Spin-Off, the Company funded Straight Path with a total of $15.0 million in aggregate cash and cash equivalents.

Revenues, income before income taxes and net loss of Straight Path, which are included in discontinued operations, were as follows:

Year ended July 31 (in thousands)	2015	2014	2013

REVENUES	$—	$—	$1,130

LOSS BEFORE INCOME TAXES	$—	$—	$(4,621)

NET LOSS	$—	$—	$(4,634)

Note 4—Marketable Securities

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2015
Available-for-sale securities:
Certificates of deposit*	$22,736	$3	$(2)	$22,737
Federal Home Loan Bank bonds	795	—	—	795
International agency notes	1,120	—	(1)	1,119
Mutual funds	5,000	—	(18)	4,982
Straight Path Communications Inc. common stock	2,086	—	(563)	1,523
Municipal bonds	9,125	9	(3)	9,131
TOTAL	$40,862	$12	$(587)	$40,287
July 31, 2014
Available-for-sale securities:
Certificates of deposit*	$10,375	$—	$—	$10,375
Equity securities	31	—	(9)	22
Municipal bonds	2,475	1	—	2,476
TOTAL	$12,881	$1	$(9)	$12,873

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

In July 2015, the Company received 64,624 shares of Straight Path Class B common stock in connection with the lapsing of restrictions on awards of restricted stock (see Note 20).

Proceeds from maturities and sales of available-for-sale securities were $24.1 million, $17.3 million and $1.7 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. Realized losses from sales of available-for-sale securities were $0.1 million, nil and nil in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. There were no realized gains from sales of available-for-sale securities in fiscal 2015, fiscal 2014 and fiscal 2013. In fiscal 2014, the Company recorded a loss of $0.1 million for the other than temporary decline in market value of its equity securities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2015 were as follows:

(in thousands)	Fair Value
Within one year	$21,551
After one year through five years	10,784
After five years through ten years	1,008
After ten years	439
TOTAL	$33,782

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value

July 31, 2015
Certificates of deposit	$2	$2,194
International agency notes	1	1,119
Mutual funds	18	4,982
Straight Path Communications Inc. common stock	563	1,523
Municipal bonds	3	3,466
TOTAL	$587	$13,284
July 31, 2014
Equity securities	$9	$22

At July 31, 2015 and 2014, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2015
Assets:
Available-for-sale securities	$6,505	$33,782	$—	$40,287
Foreign exchange forwards	—	38	—	38
Total	$6,505	$33,820	$—	$40,325
Liabilities:
Foreign exchange forwards	$—	$39	$—	$39

July 31, 2014
Assets:
Available-for-sale securities	$—	$12,873	$—	$12,873

At July 31, 2014, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2015 and 2014, the Company had $9.1 million and $9.5 million, respectively, in investments in hedge funds, of which less than $0.1 million and $0.1 million, respectively, were included in “Other current assets” and $9.1 million and $9.4 million, respectively, were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents, restricted cash and cash equivalents—short-term, other current assets, revolving credit loan payable, customer deposits, note payable—current portion and other current liabilities. At July 31, 2015 and 2014, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents—short-term were classified as Level 1 and other current assets, revolving credit loan payable, customer deposits, note payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Restricted cash and cash equivalents—long-term. At July 31, 2015 and 2014, the carrying amount of restricted cash and cash equivalents—long-term approximated fair value. The fair value was estimated based on the anticipated cash flows once the restrictions are removed, which was classified as Level 2 of the fair value hierarchy.

Other assets, note payable—long-term portion and other liabilities. At July 31, 2015 and 2014, the carrying amount of these liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions. The fair value estimate for note payable—long-term was classified as Level 2 and other assets and other liabilities were classified as Level 3 of the fair value hierarchy.

The Company’s investments at July 31, 2015 and 2014 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.4 million and $1.8 million at July 31, 2015 and 2014, respectively, which the Company believes was not impaired.

Note 6—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. dollar – Norwegian krone (“NOK”) exchange rate. Zedge is based in Norway and much of its operations are located in Norway. The Company does not apply hedge accounting to these contracts, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit or repayment risk by entering into transactions with high-quality counterparties.

The Company’s outstanding contracts at July 31, 2015 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
September 2015	750,000	6,163,000
November 2015	2,729,000	22,169,000
January 2016	3,000,000	24,257,000
May 2016	1,000,000	8,239,000
July 2016	1,000,000	8,200,000

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2015	2014
Asset Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current assets	$38	$—

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2015	2014
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current liabilities	$39	$—

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Year ended July 31,
(in thousands)		2015	2014	2013
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives
Foreign exchange forwards	Other (expense) income, net	$(58)	$—	$—

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2015	2014
Equipment	$438,430	$438,899
Land and buildings	61,449	53,895
Computer software	130,340	116,775
Leasehold improvements	42,260	42,190
Furniture and fixtures	7,184	6,249
	679,663	658,008
Less accumulated depreciation and amortization	(588,347)	(576,248)
Property, plant and equipment, net	$91,316	$81,760

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

In fiscal 2014, the Company began renovations of the first four floors of its 520 Broad Street building in order to move its personnel and offices located at 550 Broad Street, Newark, New Jersey to 520 Broad Street. In April and May 2015, the Company moved its Newark operations back into its building at 520 Broad Street and vacated its leased office space at 550 Broad Street. At July 31, 2015 and 2014, the carrying value of the land, building and improvements at 520 Broad Street after the impairment charge was $44.4 million and $37.7 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization expense of property, plant and equipment was $18.0 million, $15.7 million and $14.3 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Note 8—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2013 to July 31, 2015:

(in thousands)	Telecom Platform Services	Zedge	Total
Balance as of July 31, 2013	$11,600	$3,207	$14,807
Foreign currency translation adjustments	23	—	23
Balance as of July 31, 2014	11,623	3,207	14,830
Foreign currency translation adjustments	(442)	—	(442)
Balance as of July 31, 2015	$11,181	$3,207	$14,388

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2015
Amortized intangible assets:
Trademarks and patents	4.8 years	$414	$(144)	$270
Technology and domain names	3.1 years	789	(378)	411
Customer lists	6.2 years	3,154	(2,558)	596
TOTAL	5.5 years	$4,357	$(3,080)	$1,277
July 31, 2014
Amortized intangible assets:
Trademarks and patents	4.7 years	$670	$(335)	$335
Technology and domain names	3.0 years	708	(68)	640
Customer lists	6.5 years	3,154	(2,387)	767
TOTAL	5.7 years	$4,532	$(2,790)	$1,742

Amortization expense of intangible assets was $0.4 million, $0.6 million and $0.6 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.4 million, $0.3 million, $0.1 million, $0.1 million and $0.1 million in fiscal 2016, fiscal 2017, fiscal 2018, fiscal 2019 and fiscal 2020, respectively.

Note 9—Other Operating (Losses) Gains, Net

The following table summarizes the other operating (losses) gains, net by business segment:

Year ended July 31 (in thousands)	2015	2014	2013
Telecom Platform Services—gains related to legal matters, net	$—	$650	$9,251
Corporate—losses related to legal matters	(1,552)	(79)	—
Corporate—other	—	(374)	—
All Other—gain on insurance claim (a)	—	571	—
All Other—other	—	67	—
TOTAL	$(1,552)	$835	$9,251

(a)	In fiscal 2014, the Company received proceeds from insurance of $0.6 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. The Company recorded a gain of $0.6 million from this insurance claim.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2017. At July 31, 2015 and 2014, there was nil and $13.0 million, respectively, outstanding under the facility. The principal outstanding at July 31, 2014 incurred interest at a rate of 1.65% per annum. In August 2014, IDT Telecom repaid the $13.0 million loan payable. The Company intends to continue to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At July 31, 2015 and 2014, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $90.1 million and $73.7 million, respectively.

Note 11—Note Payable

The Company’s note payable consisted of the following:

July 31 (in thousands)	2015	2014
$11.0 million secured term loan due September 2015	$6,353	$6,624
Less current portion	(6,353)	(271)
Notes payable—long term portion	$—	$6,353

The future principal payments for the note payable at July 31, 2015 were as follows:

(in thousands)
Year ending July 31:
2016	$6,353
2017	—
2018	—
2019	—
2020	—
Thereafter	—
Total notes payable	$6,353

Interest on the loan was 5.6% per annum. The outstanding principal of $6.4 million was paid on the maturity date of September 1, 2015. The loan was secured by a mortgage on a building in Piscataway, New Jersey.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2015	2014
Carrier minutes termination	$47,317	$53,280
Carrier network connectivity, toll-free and 800 services	7,071	7,896
Regulatory fees and taxes	50,797	43,293
Legal settlements	2,059	1,615
Compensation costs	14,138	15,612
Legal and professional fees	4,938	4,708
Other	12,952	16,124
TOTAL	$139,272	$142,528

Note 13—Severance Expense

In February and March 2015, the Company completed a reduction of its workforce and incurred severance expense of $6.2 million in fiscal 2015. Severance expense in fiscal 2015 also included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S in the first quarter of fiscal 2015, and an additional $0.2 million in the fourth quarter of fiscal 2015. At July 31, 2015, there was accrued severance of $3.7 million included in “Accrued Expenses” in the accompanying consolidated balance sheet for the February and March 2015 headcount reductions.

Note 14—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2015	2014	2013
Foreign currency transaction (losses) gains	$(1,704)	$(5,883)	$2,538
Gain on investments	1,447	1,218	2,664
Gain on modification and early termination of note payable	—	—	238
Other	(431)	(35)	(57)
TOTAL	$(688)	$(4,700)	$5,383

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

Note 15—Income Taxes

The components of income from continuing operations before income taxes are as follows:

Year ended July 31 (in thousands)	2015	2014	2013
Domestic	$7,538	$21,624	$44,355
Foreign	84,665	3,368	(10,405)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	$92,203	$24,992	$33,950

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2015	2014
Deferred income tax assets:
Bad debt reserve	$550	$2,188
Accrued expenses	4,629	2,937
Stock options and restricted stock	1,030	2,131
Charitable contributions	1,277	1,230
Impairment	25,746	25,745
Depreciation	7,232	7,566
Unrealized gain	138	163
Net operating loss	125,223	126,093
Credits	2,892	3,123
Total deferred income tax assets	168,717	171,176
Valuation allowance	(155,393)	(151,975)
DEFERRED INCOME TAX ASSETS, NET	$13,324	$19,201

The provision for income taxes consists of the following:

Year ended July 31 (in thousands)	2015	2014	2013
Current:
Federal	$—	$(279)	$671
State and local	—	—	148
Foreign	(311)	(1,177)	(1,431)
	(311)	(1,456)	(612)
Deferred:
Federal	(1,967)	(6,461)	(14,181)
State and local	(245)	(175)	(1,079)
Foreign	(3,565)	4,110	—
	(5,777)	(2,526)	(15,260)
PROVISION FOR INCOME TAXES	$(6,088)	$(3,982)	$(15,872)

In fiscal 2014, the Company determined that its valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. The Company recorded a benefit from income taxes of $4.1 million in fiscal 2014 from the full recognition of the IDT Global deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2015	2014	2013
U.S. federal income tax at statutory rate	$(32,271)	$(8,747)	$(11,883)
Valuation allowance	—	4,110	—
Foreign tax rate differential	25,757	961	(5,073)
Nondeductible expenses	659	761	714
Other	(73)	7	50
Prior year tax (expense) benefit	—	(960)	921
State and local income tax, net of federal benefit	(160)	(114)	(601)
PROVISION FOR INCOME TAXES	$(6,088)	$(3,982)	$(15,872)

At July 31, 2015, the Company had federal and state net operating loss carryforwards of approximately $170 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2016, with fiscal 2015’s loss expiring in fiscal 2036. The Company has foreign net operating losses of approximately $173 million, of which approximately $117 million does not expire and approximately $56 million expires in two to nine years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, Net2Phone, which provides voice over Internet protocol communications services, has additional federal net operating losses of approximately $84 million, which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $353 million at July 31, 2015. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$151,975	$3,418	$—	$155,393
2014
Reserves deducted from deferred income taxes, net:
Valuation allowance	$167,328	$—	$(15,353)	$151,975
2013
Reserves deducted from deferred income taxes, net:
Valuation allowance	$204,977	$462	$(38,111)	$167,328

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2015	2014	2013
Balance at beginning of year	$—	$356	$—
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	356
Reductions for tax positions of prior years	—	—	—
Settlements	—	(356)	—
Lapses of statutes of limitations	—	—	—
Balance at end of year	$—	$—	$356

At July 31, 2015, the Company did not have any unrecognized income tax benefits and did not expect any changes in the next twelve months. If the Company recognized any unrecognized income tax benefits, it would affect the effective tax rate. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company did not record any interest and penalties on income taxes. As of July 31, 2015 and 2014, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2012 to fiscal 2015, state and local tax returns generally for fiscal 2011 to fiscal 2015 and foreign tax returns generally for fiscal 2011 to fiscal 2015.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Equity

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

Dividend Payments

In fiscal 2015, the Company paid aggregate cash dividends of $2.03 per share on its Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In fiscal 2014, the Company paid aggregate cash dividends of $0.59 per share on its Class A common stock and Class B common stock, or $13.6 million in total. In fiscal 2013, the Company paid aggregate cash dividends of $0.75 per share on its Class A common stock and Class B common stock, or $17.1 million in total.

On September 25, 2015, the Company’s Board of Directors declared a dividend of $0.18 per share for the fourth quarter of fiscal 2015 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about October 15, 2015 to stockholders of record as of the close of business on October 7, 2015.

Purchase of Shares from Howard S. Jonas

On June 25, 2015, the Company purchased 404,967 shares of its Class B common stock from Mr. Howard S. Jonas, the Company’s Chairman of the Board and former Chief Executive Officer. The purchase price was $18.52 per share, the share price at the close of business on June 23, 2015. The aggregate purchase price was $7.5 million.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In fiscal 2015, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases under the program in fiscal 2014. In fiscal 2013, the Company repurchased 77,843 shares of Class B common stock for an aggregate purchase price of $0.8 million. At July 31, 2015, 5.0 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2015, fiscal 2014 and fiscal 2013, the Company paid $2.8 million, $1.0 million and $0.3 million, respectively, to repurchase shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company repurchased 152,856; 34,206 and 30,998 shares of Class B common stock, respectively, from employees.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Sales of Stock of Subsidiaries

On November 21, 2012, the Company’s subsidiary, Zedge, sold shares to Shaman II, L.P. for cash of $0.1 million, which increased Shaman II, L.P.’s ownership in Zedge to 11.17% from 11.1%. One of the limited partners in Shaman II, L.P. is a former employee of the Company.

Adjustment to Liabilities in connection with the Straight Path Spin-Off

The Company’s Separation and Distribution Agreement with Straight Path includes, among other things, that the Company is obligated to reimburse Straight Path for the payment of any liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off (see Note 20). In fiscal 2014, the Company increased its estimated liability for this obligation by $1.9 million, of which $1.6 million was recorded as a reduction of additional paid-in capital.

Note 17—Stock-Based Compensation

Stock-Based Compensation Plans

On December 15, 2014, the Company’s stockholders ratified the 2015 Stock Option and Incentive Plan, which became effective on January 1, 2015. Shares available for future grants under the Company’s 2005 Stock Option and Incentive Plan are no longer available. The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. At July 31, 2015, the Company had 0.5 million shares of Class B common stock reserved for award under its 2015 Stock Option and Incentive Plan and 0.1 million shares were available for future grants.

In fiscal 2015, fiscal 2014 and fiscal 2013, there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

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

Year ended July 31	2015
ASSUMPTIONS
Average risk-free interest rate	1.63%
Expected dividend yield	—
Expected volatility	51.4%
Expected term	6.0 years

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2014	611	$14.24
Granted	135	15.97
Exercised	(245)	13.98
Cancelled / Forfeited	(77)	16.22
OUTSTANDING AT JULY 31, 2015	424	$14.58	7.4	$1,167
EXERCISABLE AT JULY 31, 2015	147	$17.02	4.1	$132

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of options granted by the Company during fiscal 2015 was $7.94. The total intrinsic value of options exercised during fiscal 2015, fiscal 2014 and fiscal 2013 was $1.3 million, $0.2 million and $0.2 million, respectively. At July 31, 2015, there was $1.7 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

In August 2013, in connection with the Straight Path Spin-Off, the exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 15.29% of the exercise price based on the change in the trading price of the Company’s Class B common stock following the Straight Path Spin-Off. Further, each holder of options to purchase the Company’s Class B common stock shared ratably in a pool of options to purchase 32,155 shares of Straight Path Class B common stock. The Company accounted for the August 2013 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Straight Path as a modification. The Company determined that there was no incremental value from the modification, and therefore, the Company did not record a stock-based compensation charge.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2014	540	$13.00
Granted	366	17.36
Vested	(454)	12.34
Forfeited	(32)	13.04
NON-VESTED SHARES AT JULY 31, 2015	420	$17.50

At July 31, 2015, there was $6.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.5 years. The total grant date fair value of shares vested in fiscal 2015, fiscal 2014 and fiscal 2013 was $5.6 million, $8.7 million and $3.5 million, respectively.

Straight Path IP Group Stock

On September 24, 2012, the Company’s Board of Directors approved a grant of 10% of the equity of the Company’s former subsidiary, Straight Path IP Group, to Howard Jonas. These Straight Path IP Group shares vested immediately. The Company recorded stock-based compensation expense of $0.7 million in fiscal 2013 for the grant of these shares, based on the estimated fair value of the shares on the grant date.

Note 18—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized loss on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income
Balance at July 31, 2012	$—	$202	$202
Other comprehensive loss attributable to IDT Corporation	—	2,139	2,139
Balance at July 31, 2013	—	2,341	2,341
Other comprehensive income attributable to IDT Corporation	(8)	1,335	1,327
Balance at July 31, 2014	(8)	3,676	3,668
Sale of interest in Fabrix Systems Ltd.	—	102	102
Other comprehensive income attributable to IDT Corporation	(567)	(2,432)	(2,999)
BALANCE AT JULY 31, 2015	$(575)	$1,346	$771

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19— Commitments and Contingencies

Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint. The parties have stipulated to a briefing schedule.

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

Purchase Commitments

The Company had purchase commitments of $2.8 million as of July 31, 2015, which includes commitments related to the renovations of the first four floors of the Company’s building located at 520 Broad Street, Newark, New Jersey.

Lease Commitments

The future minimum payments for operating leases as of July 31, 2015 are as follows:

(in thousands)
Year ending July 31:
2016	$3,439
2017	2,653
2018	1,307
2019	780
2020	654
Thereafter	128
Total payments	$8,961

Rental expense under operating leases was $6.1 million, $6.4 million and $5.9 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. In addition, connectivity charges under operating leases were $8.4 million, $10.4 million and $11.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively.

Letters of Credit

At July 31, 2015, the Company had letters of credit outstanding totaling $3.2 million for collateral to secure mortgage repayments and for IDT Telecom’s business. The letters of credit outstanding at July 31, 2015 expire in the fiscal year ending July 31, 2016.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2015, the Company had aggregate performance bonds of $11.3 million outstanding.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Customer Deposits

At July 31, 2015 and 2014, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $84.4 million and $62.7 million, respectively, related to IDT Financial Services, the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At July 31, 2015 and 2014, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $7.5 million and $12.9 million, respectively, held by IDT Payment Services and IDT Financial Services that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

July 31
(in thousands)	2015	2014
Restricted cash and cash equivalents—short-term
Letters of credit related	$3,163	$665
IDT Financial Services customer deposits	87,613	64,415
Other	259	626
Total short-term	91,035	65,706
Restricted cash and cash equivalents—long-term
Letters of credit related	—	2,763
Total restricted cash and cash equivalents	$91,035	$68,469

Note 20—Related Party Transactions

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

Year ended July 31
(in thousands)	2015	2014
Balance at beginning of year	$1,860	$931
Additional liability	1,793	1,930
Adjustments	(556)	—
Payments	(2,811)	(1,001)
Balance at end of year	$286	$1,860

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company charged Straight Path $1.1 million and $0.8 million in fiscal 2015 and fiscal 2014, respectively, for services provided pursuant to the Transition Services Agreement and other items. At July 31, 2015 and 2014, other current assets reported in the Company’s consolidated balance sheet included receivables from Straight Path of nil and $29,000, respectively.

In July 2015, the Company received 64,624 shares of Straight Path Class B common stock in connection with the lapsing of restrictions on awards of Straight Path restricted stock to certain of the Company’s employees (see Note 4). As part of the Straight Path Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Straight Path’s Class B common stock for every two restricted shares of the Company that they held as of the record date for the Straight Path Spin-Off. The Company received the Straight Path shares in exchange for the payment of an aggregate of $2.1 million for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date.

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

The Company’s Chairman of the Board and former Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company charged Genie $3.6 million, $3.1 million and $3.8 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively, for services provided pursuant to the Transition Services Agreement and other items, net of the amounts charged by Genie to the Company. At July 31, 2015 and 2014, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.5 million.

IDT Energy, Inc., a subsidiary of Genie, supplied electricity to the Company’s facilities in Piscataway, New Jersey, and Newark, New Jersey through January 2013. IDT Energy also supplied natural gas to the Company’s Newark, New Jersey building until April 2013, and IDT Energy supplies natural gas to the Company’s facility in Piscataway, New Jersey. In fiscal 2014 and fiscal 2013, IDT Energy, Inc. billed the Company $16,000 and $21,000, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were $21,000, $18,000 and $27,000 in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. The balance owed to the Company by Jonas Media Group was $7,000 and $4,000 as of July 31, 2015 and 2014, respectively.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company to third party brokers in the aggregate amounts of $20,000 in fiscal 2015, $20,000 in fiscal 2014 and $15,000 in fiscal 2013, which fees and commissions inured to the benefit of Mr. Mason. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $18,000 in fiscal 2015, $18,000 in fiscal 2014 and $24,000 in fiscal 2013. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

Since August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, has leased space in a building in the Bronx, New York. Howard Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, and the son of Howard Jonas, are members of the limited liability company that owns the building. For the six month period from May 1, 2012 to October 31, 2012, IDT Domestic Telecom was charged aggregate rent of $34,512. The parties entered into a new lease, which became effective November 1, 2012 and had a one-year term, with a one-year renewal option for IDT Domestic Telecom with the same terms. Aggregate annual rent under the new lease was $69,025.

The Company had net loans receivable outstanding from employees aggregating $0.3 million and $0.2 million at July 31, 2015 and 2014, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 21—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company’s cost for contributions to the Plan was $1.3 million, $1.1 million and $1.1 million, respectively. In fiscal 2015, fiscal 2014 and fiscal 2013, the Company contributed 70,843 shares, 72,281 shares and 51,861 shares, respectively, of the Company’s Class B common stock to the Plan for matching contributions. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 22—Business Segment Information

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Beginning in the second quarter of fiscal 2015, All Other includes Zedge, which provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. Comparative results have been reclassified and restated as if Zedge was included in All Other in all periods presented. All Other also includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Year ended July 31, 2015
Revenues	$1,572,744	$8,629	$15,404	$—	$1,596,777
Income (loss) from operations	26,951	1,259	77,969	(13,129)	93,050
Depreciation and amortization	16,169	—	2,243	6	18,418
Severance	7,696	—	35	632	8,363
Gain on sale of interest in Fabrix Systems Ltd.	—	—	76,864	—	76,864
Other operating loss	—	—	—	(1,552)	(1,552)
Year ended July 31, 2014
Revenues	$1,615,570	$11,023	$24,948	$—	$1,651,541
Income (loss) from operations	45,062	1,797	(1,735)	(15,284)	29,840
Depreciation and amortization	13,776	—	2,512	30	16,318
Other operating gains (losses), net	650	—	638	(453)	835
Year ended July 31, 2013
Revenues	$1,588,071	$14,514	$18,032	$—	$1,620,617
Income (loss) from operations	48,661	1,824	(7,093)	(14,001)	29,391
Depreciation and amortization	12,342	1	2,471	96	14,910
Impairment of building and improvements	—	—	4,359	—	4,359
Other operating gains	9,251	—	—	—	9,251

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

Year ended July 31	2015	2014	2013
Revenue from customers located outside of the United States	30%	30%	23%
Revenue from customers located in the United Kingdom	20%	19%	13%

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2015
Long-lived assets, net	$89,340	$1,976	$91,316
Total assets	281,625	204,057	485,682
July 31, 2014
Long-lived assets, net	$79,281	$2,479	$81,760
Total assets	284,249	196,682	480,931
July 31, 2013
Long-lived assets, net	$77,580	$3,162	$80,742
Total assets	294,337	141,070	435,407

Note 23—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2015 and fiscal 2014:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income from operations	Net income	Net income attributable to IDT Corporation	Net income per share –basic	Net income per share – diluted
2015:
October 31(a)	$412,878	$343,807	$79,607	$80,354	$80,155	$3.52	$3.47
January 31	394,173	328,737	3,735	2,757	2,510	0.11	0.11
April 30(b)	383,930	316,508	2,470	1,123	565	0.02	0.02
July 31	405,796	339,311	7,238	1,881	1,260	0.05	0.05
TOTAL	$1,596,777	$1,328,363	$93,050	$86,115	$84,490	$3.69	$3.63
2014:
October 31	$420,670	$350,319	$7,283	$4,050	$3,523	$0.17	$0.15
January 31	406,423	335,258	7,574	2,973	2,535	0.12	0.11
April 30	403,761	332,376	9,170	5,599	5,017	0.22	0.22
July 31	420,687	349,313	5,813	8,388	7,709	0.34	0.33
TOTAL	$1,651,541	$1,367,266	$29,840	$21,010	$18,784	$0.85	$0.82

(a) Included in income from operations was gain on sale of interest in Fabrix Systems Ltd. of $75.1 million.

(b) Included in income from operations was severance expense of $6.2 million, gain on sale of interest in Fabrix Systems Ltd. of $1.2 million and other operating losses of $1.6 million.

