Form 10-Q
period 2015-10-31
IDT CORP
filed 2015-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

As of December 6, 2015, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,752,240 shares outstanding (excluding 3,522,835 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31, 2015	July 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$105,472	$110,361
Restricted cash and cash equivalents	81,688	91,035
Marketable securities	47,322	40,287
Trade accounts receivable, net of allowance for doubtful accounts of $5,623 at October 31, 2015 and $5,645 at July 31, 2015	59,044	58,543
Receivable from sale of interest in Fabrix Systems Ltd.	3,702	8,471
Prepaid expenses	15,797	17,304
Deferred income tax assets, net—current portion	843	843
Other current assets	13,688	14,344
Total current assets	327,556	341,188
Property, plant and equipment, net	91,757	91,316
Goodwill	14,394	14,388
Other intangibles, net	1,177	1,277
Investments	12,216	12,344
Deferred income tax assets, net—long-term portion	9,688	12,481
Other assets	12,548	12,688
Total assets	$469,336	$485,682

Liabilities and equity
Current liabilities:
Trade accounts payable	$30,942	$29,140
Accrued expenses	132,345	139,272
Deferred revenue	86,262	86,302
Customer deposits	78,189	84,454
Income taxes payable	539	391
Notes payable—current portion	—	6,353
Other current liabilities	3,161	3,000
Total current liabilities	331,438	348,912
Other liabilities	1,795	1,830
Total liabilities	333,233	350,742
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2015 and July 31, 2015	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,275 and 25,276 shares issued and 21,752 and 21,755 shares outstanding at October 31, 2015 and July 31, 2015, respectively	253	253
Additional paid-in capital	403,917	403,146
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,523 and 3,521 shares of Class B common stock at October 31, 2015 and July 31, 2015, respectively	(110,566)	(110,543)
Accumulated other comprehensive income	1,410	771
Accumulated deficit	(159,835)	(159,829)
Total IDT Corporation stockholders’ equity	135,212	133,831
Noncontrolling interests	891	1,109
Total equity	136,103	134,940
Total liabilities and equity	$469,336	$485,682

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,
	2015	2014
	(in thousands, except per share data)
Revenues	$390,578	$412,878
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	324,511	343,807
Selling, general and administrative (i)	53,090	56,999
Depreciation and amortization	5,052	4,405
Research and development	—	1,656
Severance	—	1,549
Total costs and expenses	382,653	408,416
Gain on sale of interest in Fabrix Systems Ltd.	—	75,145
Income from operations	7,925	79,607
Interest income (expense), net	158	(90)
Other (expense) income, net	(610)	1,323
Income before income taxes	7,473	80,840
Provision for income taxes	(2,898)	(486)
Net income	4,575	80,354
Net income attributable to noncontrolling interests	(382)	(199)
Net income attributable to IDT Corporation	$4,193	$80,155

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.18	$3.52
Diluted	$0.18	$3.47

Weighted-average number of shares used in calculation of earnings per share:
Basic	22,935	22,755
Diluted	22,969	23,091

Dividends declared per common share	$0.18	$0.85

(i) Stock-based compensation included in selling, general and administrative expenses	$771	$848

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Net income	$4,575	$80,354
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	528	7
Foreign currency translation adjustments	111	(1,858)
Other comprehensive income (loss)	639	(1,851)
Comprehensive income	5,214	78,503
Comprehensive income attributable to noncontrolling interests	(382)	(199)
Comprehensive income attributable to IDT Corporation	$4,832	$78,304

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Operating activities
Net income	$4,575	$80,354
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,052	4,405
Deferred income taxes	2,785	594
Provision for doubtful accounts receivable	873	44
Gain on sale of interest in Fabrix Systems Ltd.	—	(75,145)
Realized (gain) loss on marketable securities	(543)	40
Interest in the equity of investments	155	(1,898)
Stock-based compensation	771	848
Change in assets and liabilities:
Restricted cash and cash equivalents	8,395	3,769
Trade accounts receivable	(2,091)	7,364
Prepaid expenses, other current assets and other assets	2,352	2,937
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(3,465)	(9,766)
Customer deposits	(4,985)	(3,939)
Income taxes payable	148	(291)
Deferred revenue	(69)	(1,025)
Net cash provided by operating activities	13,953	8,291
Investing activities
Capital expenditures	(5,519)	(6,111)
Proceeds from sale of interest in Fabrix Systems Ltd., net of cash and cash equivalents sold.	4,769	36,039
Purchase of investments	—	(218)
Proceeds from sale and redemption of investments	17	23
Purchases of marketable securities	(14,911)	(9,065)
Proceeds from maturities and sales of marketable securities	8,861	6,818
Net cash (used in) provided by investing activities	(6,783)	27,486
Financing activities
Dividends paid	(4,199)	(3,950)
Distributions to noncontrolling interests	(600)	(750)
Repayments of revolving credit loan payable and other borrowings	(6,353)	(13,065)
Repurchases of Class B common stock	(23)	(559)
Net cash used in financing activities	(11,175)	(18,324)
Effect of exchange rate changes on cash and cash equivalents	(884)	(3,074)
Net (decrease) increase in cash and cash equivalents	(4,889)	14,379
Cash and cash equivalents at beginning of period	110,361	153,823
Cash and cash equivalents at end of period	$105,472	$168,202

Supplemental schedule of non-cash investing and financing activities
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$—	$14,333

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2016 refers to the fiscal year ending July 31, 2016).

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off two business units to its stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge Holdings, Inc. (“Zedge”) and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors and certain third parties. The Company is targeting completion of the Zedge spin-off in the second quarter of calendar year 2016 and the remainder of the reorganization in the second half of calendar year 2016.

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix Systems Ltd. (“Fabrix”) to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At October 31, 2015, the Company had received cash of $64.4 million and had aggregate receivables of $3.7 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in the accompanying consolidated balance sheet. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise, of which $6.5 million was released in October 2015. Any remaining unclaimed escrow balance will be released in April 2016. The Company recorded a gain on the sale of its interest in Fabrix of $76.9 million, of which $75.1 million was recorded in the three months ended October 31, 2014.

Fabrix’ income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Income before income taxes	$—	$917

Income before income taxes attributable to IDT Corporation	$—	$1,325

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
October 31, 2015:
Certificates of deposit*	$24,400	$6	$—	$24,406
Federal Home Loan Bank bonds	795	—	—	795
Federal Home Loan Mortgage Corp. bonds	2,203	3	(2)	2,204
Mutual funds	5,025	—	(82)	4,943
Corporate bonds	3,090	6	(2)	3,094
U.S. Treasury notes	2,644	11	—	2,655
Municipal bonds	9,212	13	—	9,225
Total	$47,369	$39	$(86)	$47,322

July 31, 2015:
Certificates of deposit*	$22,736	$3	$(2)	$22,737
Federal Home Loan Bank bonds	795	—	—	795
International agency notes	1,120	—	(1)	1,119
Mutual funds	5,000	—	(18)	4,982
Straight Path Communications Inc. common stock	2,086	—	(563)	1,523
Municipal bonds	9,125	9	(3)	9,131
Total	$40,862	$12	$(587)	$40,287

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

In July 2015, the Company received 64,624 shares of Straight Path Communications Inc. (“Straight Path”) Class B common stock in connection with the lapsing of restrictions on awards of Straight Path restricted stock to certain of the Company’s employees. The Company spun-off Straight Path in July 2013. As part of the Straight Path spin-off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Straight Path’s Class B common stock for every two restricted shares of the Company that they held as of the record date for the Straight Path spin-off. The Company received the Straight Path shares in exchange for the payment of an aggregate of $2.1 million for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. In September and October 2015, the Company sold all of the shares for $2.6 million and recorded a gain on the sale of $0.5 million.

Proceeds from maturities and sales of available-for-sale securities were $8.9 million and $6.8 million in the three months ended October 31, 2015 and 2014, respectively. The gross realized gains (losses) that were included in earnings as a result of sales were gains of $0.5 million in the three months ended October 31, 2015 and losses of $40,000 in the three months ended October 31, 2014. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2015 were as follows:

Fair Value
(in thousands)
Within one year	$21,613
After one year through five years	18,541
After five years through ten years	1,824
After ten years	401
Total	$42,379

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2015:
Federal Home Loan Mortgage Corp. bonds	$2	$1,698
Mutual funds	82	4,943
Corporate bonds	2	886
Total	$86	$7,527
July 31, 2015:
Certificates of deposit	$2	$2,194
International agency notes	1	1,119
Mutual funds	18	4,982
Straight Path Communications Inc. common stock	563	1,523
Municipal bonds	3	3,466
Total	$587	$13,284

At October 31, 2015 and July 31, 2015, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2015
Assets:
Available-for-sale securities	$7,598	$39,724	$—	$47,322
Foreign exchange forwards	—	144	—	144
Total	$7,598	$39,868	$—	$47,466
Liabilities:
Foreign exchange forwards	$—	$247	$—	$247
July 31, 2015
Assets:
Available-for-sale securities	$6,505	$33,782	$—	$40,287
Foreign exchange forwards	—	38	—	38
Total	$6,505	$33,820	$—	$40,325
Liabilities:
Foreign exchange forwards	$—	$39	$—	$39

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2015 and July 31, 2015, the Company had $8.9 million and $9.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, notes payable—current portion and other current liabilities. At October 31, 2015 and July 31, 2015, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2015 and July 31, 2015, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at October 31, 2015 and July 31, 2015 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.4 million at October 31, 2015 and July 31, 2015, which the Company believes was not impaired.

Note 5—Derivative Instruments

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

The Company’s outstanding contracts at October 31, 2015 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
November 2015	3,750,000	30,426,025
December 2015	1,299,999	10,835,741
January 2016	3,000,000	24,257,100
February 2016	800,000	6,772,360
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	October 31, 2015	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current assets	$144	$38

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	October 31, 2015	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current liabilities	$247	$39

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended October 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2015	2014
		(in thousands)
Foreign exchange forwards	Other (expense) income, net	$(102)	$—

Note 6—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2015
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2015	$133,831	$1,109	$134,940
Dividends declared ($0.18 per share)	(4,199)	—	(4,199)
Restricted Class B common stock purchased from employees	(23)	—	(23)
Distributions to noncontrolling interests	—	(600)	(600)
Stock-based compensation	771	—	771
Comprehensive income:
Net income	4,193	382	4,575
Other comprehensive income	639	—	639
Comprehensive income	4,832	382	5,214
Balance, October 31, 2015	$135,212	$891	$136,103

Dividend Payments

In the three months ended October 31, 2015, the Company paid cash dividends of $0.18 per share on its Class A common stock and Class B common stock, or $4.2 million in total. In the three months ended October 31, 2014, the Company paid cash dividends of $0.17 per share on its Class A common stock and Class B common stock, or $4.0 million in total. In October 2014, the Company’s Board of Directors declared a special dividend of $0.68 per share to holders of the Company’s Class A common stock and Class B common stock, which was paid on November 21, 2014.

On December 1, 2015, the Company’s Board of Directors declared a dividend of $0.19 per share for the first quarter of fiscal 2016 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about December 18, 2015 to stockholders of record as of the close of business on December 14, 2015.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. There were no repurchases under the program in the three months ended October 31, 2015. In the three months ended October 31, 2014, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. As of October 31, 2015, 5.0 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2015 and 2014, the Company paid $23,000 and $0.1 million, respectively, to repurchase 1,542 and 8,637 shares of Class B common stock, respectively, that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On September 24, 2015, the Company’s Board of Directors adopted an amendment to the Company’s 2015 Stock Option and Incentive Plan that will increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares. The amendment is subject to stockholder approval at the Company’s annual meeting on December 14, 2015.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Basic weighted-average number of shares	22,935	22,755
Effect of dilutive securities:
Stock options	—	27
Non-vested restricted Class B common stock	34	309
Diluted weighted-average number of shares	22,969	23,091

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	267	466

Note 8—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2017. At October 31, 2015 and July 31, 2015, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At October 31, 2015 and July 31, 2015, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $85.9 million and $90.1 million, respectively.

Note 9—Severance Expense

Severance expense of $1.5 million in the three months ended October 31, 2014 was due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S. In addition, in February and March 2015, the Company completed a reduction of its workforce and incurred severance expense of $6.2 million in the third quarter of fiscal 2015. At October 31, 2015 and July 31, 2015, there was accrued severance of $2.5 million and $3.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the February and March 2015 headcount reductions.

Note 10—Accumulated Other Comprehensive Income

The accumulated balances for each classification of other comprehensive income were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2015	$(575)	$1,346	$771
Other comprehensive income attributable to IDT Corporation before reclassifications	1,071	111	1,182
Less: reclassification for gain included in net income	(543)	—	(543)	Other (expense) income, net
Net other comprehensive income attributable to IDT Corporation	528	111	639
Balance, October 31, 2015	$(47)	$1,457	$1,410

Note 11—Business Segment Information

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

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic Carrier. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. All Other includes Zedge, which provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. All Other also includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended October 31, 2015
Revenues	$385,688	$1,828	$3,062	$—	$390,578
Income (loss) from operations	9,726	339	429	(2,569)	7,925

Three Months Ended October 31, 2014
Revenues	$403,787	$2,311	$6,780	$—	$412,878
Income (loss) from operations	5,670	355	76,537	(2,955)	79,607
Gain on sale of interest in Fabrix Systems Ltd.	—	—	75,145	—	75,145

Note 12—Commitments and Contingencies

Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument has not been scheduled yet.

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

Purchase Commitments

The Company had purchase commitments of $2.3 million as of October 31, 2015, which includes commitments related to the renovations of the first four floors of the Company’s headquarters building located at 520 Broad Street, Newark, New Jersey.

Letters of Credit

As of October 31, 2015, the Company had letters of credit outstanding totaling $0.4 million for IDT Telecom’s business. The letters of credit outstanding as of October 31, 2015 expire in the twelve month period ending October 31, 2016.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2015, the Company had aggregate performance bonds of $12.9 million outstanding.

Customer Deposits

As of October 31, 2015 and July 31, 2015, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $78.2 million and $84.5 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At October 31, 2015 and July 31, 2015, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $11.8 million and $7.5 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	October 31, 2015	July 31, 2015
	(in thousands)
IDT Financial Services customer deposits	$81,032	$87,613
Related to letters of credit	454	3,163
Other	202	259
Total restricted cash and cash equivalents	$81,688	$91,035

Note 13—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended October 31,
	2015	2014
	(in thousands)
Foreign currency transaction (losses) gains	$(1,162)	$768
Gain (loss) on marketable securities	543	(40)
(Loss) gain on investments	(156)	1,897
Other	165	(1,302)
Total other (expense) income, net	$(610)	$1,323

Note 14—Recently Issued Accounting Standard Not Yet Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to simplify the presentation of deferred income taxes, as well as align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The ASU requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet instead of separated into current and noncurrent amounts. The ASU is effective for the Company’s financial statements beginning August 1, 2017. Earlier application is permitted. The change may be applied either prospectively or retrospectively. The Company is evaluating when to apply the ASU for its consolidated balance sheet.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2015. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2015.

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic Carrier. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes Zedge Holdings, Inc., or Zedge, which provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and game recommendations. All Other also includes our real estate holdings and other, smaller, businesses. Until the sale of Fabrix Systems Ltd., or Fabrix, in October 2014, All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

In August 2015, our Board of Directors approved a plan to reorganize into three separate entities by spinning off two business units to our stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from our Board of Directors and certain third parties. We are targeting completion of the Zedge spin-off in the second quarter of calendar year 2016 and the remainder of the reorganization in the second half of calendar year 2016.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.2% and 98.4% of our total revenues in the three months ended October 31, 2015 and 2014, respectively.

Telecom Platform Services, which represented 99.5% and 99.4% of IDT Telecom’s total revenues in the three months ended October 31, 2015 and 2014, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2015.

Recently Issued Accounting Standard Not Yet Adopted

In November 2015, the Financial Accounting Standards Board, or FASB, issued an Accounting Standards Update, or ASU, to simplify the presentation of deferred income taxes, as well as align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards, or IFRS. The ASU requires that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet instead of separated into current and noncurrent amounts. The ASU is effective for our financial statements beginning August 1, 2017. Earlier application is permitted. The change may be applied either prospectively or retrospectively. We are evaluating when to apply the ASU for our consolidated balance sheet.

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We will adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements.

Results of Operations

Three Months Ended October 31, 2015 Compared to Three Months Ended October 31, 2014

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Revenues
Telecom Platform Services	$385.7	$403.8	$(18.1)	(4.5)%
Consumer Phone Services	1.8	2.3	(0.5)	(20.9)
Total revenues	$387.5	$406.1	$(18.6)	(4.6)%

Revenues. IDT Telecom revenues decreased in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three months ended October 31, 2015 and 2014 consisted of the following:

	Three months ended October 31,		Change
	2015	2014	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$173.7	$184.4	$(10.7)	(5.8)%
Wholesale Carrier Services	148.1	157.9	(9.8)	(6.2)
Payment Services	55.5	51.2	4.3	8.5
Hosted Platform Solutions	8.4	10.3	(1.9)	(19.0)
Total Telecom Platform Services revenues	$385.7	$403.8	$(18.1)	(4.5)%
Minutes of use
Retail Communications	2,146	2,432	(286)	(11.8)%
Wholesale Carrier Services	4,845	4,847	(2)	—
Hosted Platform Solutions	174	203	(29)	(14.1)
Total minutes of use	7,165	7,482	(317)	(4.2)%
Average revenue per minute
Retail Communications	$0.0810	$0.0758	$0.0052	6.8%
Wholesale Carrier Services	0.0306	0.0326	(0.0020)	(6.2)

Retail Communications’ revenue decreased 5.8% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 because the decrease in revenue in the U.S. from traditional disposable calling cards more than offset the revenue increase from Boss Revolution, and Retail Communications’ revenue also decreased in Europe, South America and Asia. Following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico has declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, began offering free or low cost unlimited Mexico calling as part of their monthly pricing plans. These dynamics negatively impacted Retail Communications’ minutes of use and revenue generated on the heavily used U.S.-to-Mexico corridor. Retail Communications’ minutes of use decreased 11.8% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 because of decreases in Boss Revolution minutes of use as well as traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe and Asia in the three months ended October 31, 2015 compared to the similar period in fiscal 2015, although minutes of use increased in South America. We intend to launch a new version of the Boss Revolution app including two features, peer-to-peer voice calling and instant messaging, in the second quarter of calendar 2016. We expect the updated app will increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenue comprised 45.0% and 45.7% of Telecom Platform Services’ revenue in the three months ended October 31, 2015 and 2014, respectively.

Wholesale Carrier Services’ revenue decreased 6.2% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 although minutes of use was mostly unchanged because the traffic mix in the three months ended October 31, 2015 shifted towards relatively lower revenue per minute destinations compared to the similar period in fiscal 2015. In addition, the exchange rate driven arbitrage-pricing opportunities in Latin America declined in the three months ended October 31, 2015 compared to the similar period in fiscal 2015. Wholesale Carrier Services’ minutes of use was mostly unchanged in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 due to an increase in minutes of use from our web-based prepaid carrier service, offset by a decrease in carrier sales minutes of use. Wholesale Carrier Services’ revenue comprised 38.4% and 39.1% of Telecom Platform Services’ revenue in the three months ended October 31, 2015 and 2014, respectively.

Payment Services’ revenue increased 8.5% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 due to an increase in international airtime top-up revenue, as well as increases in revenue from our international money transfer service and IDT Financial Services Ltd., our Gibraltar-based bank. Future growth will be, in large part, contingent upon the introduction of new payment offerings through the Boss Revolution mobile app and website. At October 31, 2015, we had money transmitter licenses in 45 of the 47 states that require such a license, as well as in Puerto Rico and Washington, D.C., and have an application pending in one additional state. Payment Services’ revenue comprised 14.4% and 12.7% of Telecom Platform Services’ revenue in the three months ended October 31, 2015 and 2014, respectively.

Hosted Platform Solutions’ revenue declined 19.0% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015. The decline was due to decreases in revenues from managed services and from our cable telephony business. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. In addition, several of our other hosted managed services operators are continuing to experience attrition in their customer base. Hosted Platform Solutions’ revenue comprised 2.2% and 2.5% of Telecom Platform Services’ revenue in the three months ended October 31, 2015 and 2014, respectively. Hosted Platform Solutions minutes of use decreased 14.1% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015, primarily as a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a very meaningful metric for evaluating that business’ performance.

Consumer Phone Services revenues declined 20.9% in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 4,800 as of October 31, 2015 compared to 5,800 as of October 31, 2014. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 21,400 as of October 31, 2015 compared to 26,800 as of October 31, 2014. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$323.4	$341.6	$(18.2)	(5.3)%
Consumer Phone Services	0.8	1.0	(0.2)	(19.1)
Total direct cost of revenues	$324.2	$342.6	$(18.4)	(5.4)%

	Three months ended October 31,
	2015	2014	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	83.8%	84.6%	(0.8)%
Consumer Phone Services	46.7	45.6	1.1
Total	83.7%	84.4%	(0.7)%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 mainly due to the 4.2% decrease in Telecom Platform Services’ minutes of use in the three months ended October 31, 2015 compared to the similar period in fiscal 2015. Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 80 basis points in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 primarily as a result of the 6.8% increase in Retail Communications’ average revenue per minute, partially offset by a 6.2% decrease in Wholesale Carrier Services’ average revenue per minute.

Direct cost of revenues in our Consumer Phone Services segment decreased the three months ended October 31, 2015 compared to the similar period in fiscal 2014 primarily as a result of the declining customer base.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$48.2	$51.2	$(3.0)	(5.9)%
Consumer Phone Services	0.6	0.9	(0.3)	(29.5)
Total selling, general and administrative expenses	$48.8	$52.1	$(3.3)	(6.3)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 primarily due to decreases in employee compensation and marketing and advertising costs. The decrease in employee compensation was the result of the headcount reductions in fiscal 2015 that were partially offset by annual payroll increases. Marketing and advertising costs were lower in the three months ended October 31, 2015 than in any quarter in fiscal 2015, and are expected to increase in subsequent quarters in fiscal 2016. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 12.5% from 12.7% in the three months ended October 31, 2015 and 2014, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.4	$3.8	$0.6	16.6%
Consumer Phone Services	—	—	—	—
Total depreciation and amortization	$4.4	$3.8	$0.6	16.6%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Severance expense
Telecom Platform Services	$—	$1.5	$(1.5)	(100.0)%
Consumer Phone Services	—	—	—	—
Total severance expense	$—	$1.5	$(1.5)	(100.0)%

Severance expense. Severance expense in the three months ended October 31, 2014 was due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S. Approximately 20 employees were terminated in the three months ended October 31, 2014 as a result of the downsizing.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Income from operations
Telecom Platform Services	$9.7	$5.7	$4.0	71.5%
Consumer Phone Services	0.3	0.3	—	(4.5)
Total income from operations	$10.0	$6.0	$4.0	67.1%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. In addition, Fabrix was included in All Other until it was sold in October 2014. Therefore, in fiscal 2015, All Other included two months of Fabrix’ results of operations.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Revenues	$3.1	$6.8	$(3.7)	(54.8)%
Direct cost of revenues	(0.3)	(1.2)	0.9	74.7
Selling, general and administrative	(1.7)	(1.9)	0.2	12.6
Depreciation	(0.7)	(0.6)	(0.1)	(3.1)
Research and development	—	(1.7)	1.7	100.0
Gain on sale of interest in Fabrix Systems Ltd.	—	75.1	(75.1)	(100.0)
Income from operations	$0.4	$76.5	$(76.1)	(99.4)%

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise, of which $6.5 million was released in October 2015. Any unclaimed escrow balance will be released in April 2016. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million, of which $75.1 million was recorded in the three months ended October 31, 2014.

Following are the results of operations of Fabrix, which were included in All Other until it was sold in October 2014:

Fabrix	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Revenues	$—	$4.2	$(4.2)	(100.0)%
Direct cost of revenues	—	0.9	(0.9)	(100.0)
Selling, general and administrative	—	0.6	(0.6)	(100.0)
Depreciation	—	0.1	(0.1)	(100.0)
Research and development	—	1.7	(1.7)	(100.0)
Income (loss) from operations	$—	$0.9	$(0.9)	(100.0)%

Corporate

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
General and administrative expenses	$2.6	$3.0	$(0.4)	(13.1)%
Other	—	—	—	—
Loss from operations	$2.6	$3.0	$(0.4)	(13.1)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 was primarily due to a decrease in legal fees. Corporate general and administrative expenses in the three months ended October 31, 2015 and 2014 are net of amounts billed to our former subsidiaries Genie Energy Ltd., or Genie, which was spun-off in October 2011, and Straight Path Communications Inc., or Straight Path, which was spun-off in July 2013. The fees charged to Genie, net of amounts charged by Genie to us, were $0.8 million in the three months ended October 31, 2015 and 2014. The fees charged to Straight Path were nil and $0.8 million in the three months ended October 31, 2015 and 2014, respectively. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.7% in the three months ended October 31, 2015 and 2014.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.8 million in the three months ended October 31, 2015 and 2014. At October 31, 2015, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $6.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended October 31,		Change
	2015	2014	$	%
	(in millions)
Income from operations	$7.9	$79.6	$(71.7)	(90.0)%
Interest income (expense), net	0.2	—	0.2	275.6
Other (expense) income, net	(0.6)	1.3	(1.9)	(146.1)
Provision for income taxes	(2.9)	(0.5)	(2.4)	(496.3)
Net income	4.6	80.4	(75.8)	(94.3)
Net income attributable to noncontrolling interests	(0.4)	(0.2)	(0.2)	(92.0)
Net income attributable to IDT Corporation	$4.2	$80.2	$(76.0)	(94.8)%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended October 31,
	2015	2014
	(in millions)
Foreign currency transaction (losses) gains	$(1.1)	$0.8
Gain (loss) on marketable securities	0.5	(0.1)
(Loss) gain on investments	(0.2)	1.9
Other	0.2	(1.3)
Total other (expense) income, net	$(0.6)	$1.3

Income Taxes. The $75.1 million gain on the sale of our interest in Fabrix in the three months ended October 31, 2014 was recorded by a wholly-owned non-U.S. subsidiary. The gain is not taxable in the subsidiary’s tax domicile and is not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of sale. The increase in income tax expense in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 was primarily due to the increase in income before income taxes excluding the gain on the sale of our interest in Fabrix, as well as an increase in the effective income tax rate used in the tax provision, based upon the tax rates in the jurisdictions in which the income was earned.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2015 compared to the similar period in fiscal 2015 was due to the reduction in the net loss in Fabrix, partially offset by decreases in net income of certain IDT Telecom subsidiaries and Zedge.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of October 31, 2015 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending October 31, 2016.

At October 31, 2015, we had cash, cash equivalents and marketable securities of $152.8 million and a deficit in working capital (current liabilities in excess of current assets) of $3.9 million. At October 31, 2015, we also had $8.9 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At October 31, 2015, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $11.8 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At October 31, 2015, we had restricted cash and cash equivalents of $81.7 million, which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services Ltd.

	Three months ended October 31,
	2015	2014
	(in millions)
Cash flows provided by (used in):
Operating activities	$14.0	$8.3
Investing activities	(6.8)	27.5
Financing activities	(11.2)	(18.3)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(3.1)
(Decrease) increase in cash and cash equivalents	$(4.9)	$14.4

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Investing Activities

Our capital expenditures were $5.5 million and $6.1 million in the three months ended October 31, 2015 and 2014, respectively. We currently anticipate that total capital expenditures for the twelve month period ending October 31, 2016 will be approximately $19 million to $21 million, which includes the remaining expected expenditures for the renovations of the first four floors of our headquarters building located at 520 Broad Street, Newark, New Jersey. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At October 31, 2015, we had received cash of $64.4 million and had aggregate receivables of $3.7 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in our consolidated balance sheet. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise, of which $6.5 million was released in October 2015. Any unclaimed escrow balance will be released in April 2016. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million, of which $75.1 million was recorded in the three months ended October 31, 2014.

In the three months ended October 31, 2015 and 2014, respectively, we used cash of nil and $0.2 million, respectively, for additional investments.

We received $17,000 and $23,000 in the three months ended October 31, 2015 and 2014, respectively, from the sale and redemption of certain of our investments.

Purchases of marketable securities were $14.9 million and $9.1 million in the three months ended October 31, 2015 and 2014, respectively. Proceeds from maturities and sales of marketable securities were $8.9 million and $6.8 million in the three months ended October 31, 2015 and 2014, respectively.

Financing Activities

In the three months ended October 31, 2015, we paid cash dividends of $0.18 per share on our Class A common stock and Class B common stock, or $4.2 million in total. In the three months ended October 31, 2014, we paid cash dividends of $0.17 per share on our Class A common stock and Class B common stock, or $4.0 million in total. On December 1, 2015, our Board of Directors declared a dividend of $0.19 per share for the first quarter of fiscal 2016 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about December 18, 2015 to stockholders of record as of the close of business on December 14, 2015.

We distributed cash of $0.6 million and $0.8 million in the three months ended October 31, 2015 and 2014, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2017. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At October 31, 2015, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $85.9 million. We intend to borrow under the facility from time to time. In the three months ended October 31, 2014, IDT Telecom repaid $13.0 million, which was the outstanding principal at the time.

Repayments of other borrowings were $0.1 million in the three months ended October 31, 2014.

In the three months ended October 31, 2015 and 2014, we paid $23,000 and $0.1 million, respectively, to repurchase 1,542 and 8,637 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. There were no repurchases under the program in the three months ended October 31, 2015. In the three months ended October 31, 2014, we repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. At October 31, 2015, 5.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased slightly to $64.7 million at October 31, 2015 from $64.2 million at July 31, 2015 primarily due to a $0.3 million increase in Zedge’s gross trade accounts receivable balance and a $0.1 million increase in IDT Telecom’s gross trade accounts receivable balance.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 8.7% at October 31, 2015 and 8.8% at July 31, 2015 as a result of a 0.4% decline in the allowance balance and a 0.7% increase in the gross trade accounts receivable balance.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses and/or to add qualitatively to the range and diversification of businesses in our portfolio. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2015:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$8.4	$3.8	$3.2	$1.3	$0.1
Purchase commitments	2.3	2.3	—	—	—
Total contractual obligations	$10.7	$6.1	$3.2	$1.3	$0.1

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$0.4	$0.4	$—	$—	$—

(1)	The above table does not include an aggregate of $12.9 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2015, we had aggregate performance bonds of $12.9 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 32% and 31% of our consolidated revenues for the three months ended October 31, 2015 and 2014, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Our outstanding contracts at October 31, 2015 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
November 2015	3,750,000	30,426,025
December 2015	1,299,999	10,835,741
January 2016	3,000,000	24,257,100
February 2016	800,000	6,772,360
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of October 31, 2015, the carrying value of our marketable securities and investments in hedge funds was $47.3 million and $8.9 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2015.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2016:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2015	—	$—	—	5,035,117
September 1–30, 2015 (2)	1,542	$15.06	—	5,035,117
October 1–31, 2015	—	$—	—	5,035,117
Total	1,542	$15.06	—

(1)	Under our existing stock repurchase program, approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

December 10, 2015	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

December 10, 2015	By:	/s/ MARCELO FISCHER
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

