Form 10-Q
period 2016-01-31
IDT CORP
filed 2016-03-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐    No ☒

As of March 8, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,355,714 shares outstanding (excluding 3,930,919 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2016	July 31, 2015
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$99,514	$110,361
Restricted cash and cash equivalents	88,792	91,035
Marketable securities	46,797	40,287
Trade accounts receivable, net of allowance for doubtful accounts of $4,939 at January 31, 2016 and $5,645 at July 31, 2015	55,384	58,543
Receivable from sale of interest in Fabrix Systems Ltd.	3,702	8,471
Prepaid expenses	13,769	17,304
Other current assets	15,530	14,344

Total current assets	323,488	340,345
Property, plant and equipment, net	90,394	91,316
Goodwill	13,452	14,388
Other intangibles, net	1,050	1,277
Investments	11,292	12,344
Deferred income tax assets, net	8,654	13,324
Other assets	7,513	12,688

Total assets	$455,843	$485,682

Liabilities and equity
Current liabilities:
Trade accounts payable	$28,687	$29,140
Accrued expenses	122,190	139,272
Deferred revenue	86,269	86,302
Customer deposits	85,129	84,454
Income taxes payable	550	391
Notes payable—current portion	—	6,353
Other current liabilities	3,563	3,000

Total current liabilities	326,388	348,912
Other liabilities	1,765	1,830

Total liabilities	328,153	350,742
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2016 and July 31, 2015	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,287 and 25,276 shares issued and 21,356 and 21,755 shares outstanding at January 31, 2016 and July 31, 2015, respectively	253	253
Additional paid-in capital	404,790	403,146
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,931 and 3,521 shares of Class B common stock at January 31, 2016 and July 31, 2015, respectively	(115,316)	(110,543)
Accumulated other comprehensive (loss) income	(2,744)	771
Accumulated deficit	(160,196)	(159,829)

Total IDT Corporation stockholders’ equity	126,820	133,831
Noncontrolling interests	870	1,109

Total equity	127,690	134,940

Total liabilities and equity	$455,843	$485,682

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$382,454	$394,173	$773,032	$807,051
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	319,724	328,737	644,235	672,544
Selling, general and administrative (i)	51,054	57,394	104,143	114,392
Depreciation and amortization	4,973	4,440	10,025	8,845
Research and development	—	—	—	1,656
Severance	—	351	—	1,899
Total costs and expenses	375,751	390,922	758,403	799,336
Loss on disposal of property, plant and equipment	(326)	—	(326)	—
Gain on sale of interest in Fabrix Systems Ltd.	—	484	—	75,629

Income from operations	6,377	3,735	14,303	83,344
Interest income (expense), net	534	(40)	692	(131)
Other (expense) income, net	(234)	967	(844)	2,290

Income before income taxes	6,677	4,662	14,151	85,503
Provision for income taxes	(2,014)	(1,905)	(4,911)	(2,392)

Net income	4,663	2,757	9,240	83,111
Net income attributable to noncontrolling interests	(598)	(247)	(981)	(445)

Net income attributable to IDT Corporation	$4,065	$2,510	$8,259	$82,666

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.18	$0.11	$0.36	$3.63
Diluted	$0.18	$0.11	$0.36	$3.57
Weighted-average number of shares used in calculation of earnings per share:
Basic	22,799	22,818	22,867	22,783
Diluted	22,799	23,225	22,884	23,155

Dividends declared per common share	$0.19	$0.82	$0.37	$1.67

(i) Stock-based compensation included in selling, general and administrative expenses	$873	$2,172	$1,644	$3,020

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Net income	$4,663	$2,757	$9,240	$83,111
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	(143)	8	385	15
Foreign currency translation adjustments	(4,011)	(2,119)	(3,900)	(3,977)

Other comprehensive loss	(4,154)	(2,111)	(3,515)	(3,962)

Comprehensive income	509	646	5,725	79,149
Comprehensive income attributable to noncontrolling interests	(598)	(247)	(981)	(445)

Comprehensive (loss) income attributable to IDT Corporation	$(89)	$399	$4,744	$78,704

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2016	2015
	(in thousands)
Operating activities
Net income	$9,240	$83,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,025	8,845
Deferred income taxes	4,708	2,441
Provision for doubtful accounts receivable	486	35
Gain on sale of interest in Fabrix Systems Ltd.	—	(75,629)
Realized (gain) loss on marketable securities	(543)	54
Interest in the equity of investments	(79)	(1,459)
Stock-based compensation	1,644	3,020
Change in assets and liabilities:
Restricted cash and cash equivalents	(5,360)	(7,912)
Trade accounts receivable	(1,366)	3,285
Prepaid expenses, other current assets and other assets	7,644	5,787
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(10,814)	(7,478)
Customer deposits	8,200	8,193
Income taxes payable	159	(292)
Deferred revenue	1,202	(1,047)
Net cash provided by operating activities	25,146	20,954
Investing activities
Capital expenditures	(9,223)	(13,946)
Proceeds from sale of interest in Fabrix Systems Ltd., net of cash and cash equivalents sold	4,769	36,039
Purchase of investments	(350)	(125)
Proceeds from sale and redemption of investments	626	43
Purchases of marketable securities	(24,480)	(18,382)
Proceeds from maturities and sales of marketable securities	18,720	12,104
Net cash (used in) provided by investing activities	(9,938)	15,733
Financing activities
Dividends paid	(8,626)	(38,891)
Distributions to noncontrolling interests	(1,220)	(750)
Proceeds from exercise of stock options.	—	2,896
Repayments of revolving credit loan payable and other borrowings	(6,353)	(13,132)
Repurchases of Class B common stock	(4,773)	(703)
Net cash used in financing activities	(20,972)	(50,580)
Effect of exchange rate changes on cash and cash equivalents	(5,083)	(6,789)
Net (decrease) increase in cash and cash equivalents	(10,847)	(20,682)
Cash and cash equivalents at beginning of period	110,361	153,823
Cash and cash equivalents at end of period	$99,514	$133,141
Supplemental schedule of non-cash investing and financing activities
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$—	$14,333

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2016 refers to the fiscal year ending July 31, 2016).

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off two business units to its stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge, Inc. (formerly known as Zedge Holdings, Inc.) (“Zedge”) and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors and certain third parties. The Company is targeting completion of the Zedge spin-off before the end of fiscal 2016 and the remainder of the reorganization in the second half of calendar year 2016.

On March 8, 2016, Zedge filed a Form 10 Registration Statement with the SEC related to the planned spin-off of the Company’s majority interest in Zedge to the Company’s stockholders. The Zedge spin-off is intended to be tax-free to the Company’s stockholders, and the Company expects to receive a legal opinion as to the spin-off’s tax-free status. In connection with the spin-off, it is expected that each of the Company’s stockholder will receive one share of Zedge Class A common stock for every three shares of the Company’s Class A common stock and one share of Zedge Class B common stock for every three shares of the Company’s Class B common stock. Upon completion of the spin-off, the Company’s expects that its stockholders as of the record date will hold approximately 83% of Zedge.

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix Systems Ltd. (“Fabrix”) to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At January 31, 2016, the Company had received cash of $64.4 million and had aggregate receivables of $3.7 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in the accompanying consolidated balance sheet. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise, of which $6.5 million was released in October 2015. Any remaining unclaimed escrow balance will be released in April 2016. The Company recorded a gain on the sale of its interest in Fabrix of $76.9 million, of which $75.6 million was recorded in the six months ended January 31, 2015.

Fabrix’ income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Income before income taxes	$—	$—	$—	$917

Income before income taxes attributable to IDT Corporation	$—	$—	$—	$1,325

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
January 31, 2016:
Certificates of deposit*	$21,831	$—	$(7)	$21,824
Federal Government Sponsored Enterprise notes	5,813	10	—	5,823
Mutual funds	5,063	—	(231)	4,832
Corporate bonds	2,467	6	(11)	2,462
U.S. Treasury notes	2,785	32	—	2,817
Municipal bonds	9,028	12	(1)	9,039
Total	$46,987	$60	$(250)	$46,797
July 31, 2015:
Certificates of deposit*	$22,736	$3	$(2)	$22,737
Federal Home Loan Bank bonds	795	—	—	795
International agency notes	1,120	—	(1)	1,119
Mutual funds	5,000	—	(18)	4,982
Straight Path Communications Inc. common stock	2,086	—	(563)	1,523
Municipal bonds	9,125	9	(3)	9,131
Total	$40,862	$12	$(587)	$40,287

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

Proceeds from maturities and sales of available-for-sale securities were $9.9 million and $5.3 million in the three months ended January 31, 2016 and 2015, respectively, and $18.7 million and $12.1 million in the six months ended January 31, 2016 and 2015, respectively. The gross realized losses that were included in earnings as a result of sales were nil and $14,000 in the three months ended January 31, 2016 and 2015, respectively, and gains of $0.5 million and losses of $54,000 in the six months ended January 31, 2016 and 2015, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2016 were as follows:

Fair Value
(in thousands)
Within one year	$19,311
After one year through five years	20,564
After five years through ten years	1,799
After ten years	291
Total	$41,965

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2016:
Certificates of deposit	$7	$11,217
Mutual funds	231	4,832
Corporate bonds	11	1,083
Municipal bonds	1	1,550
Total	$250	$18,682
July 31, 2015:
Certificates of deposit	$2	$2,194
International agency notes	1	1,119
Mutual funds	18	4,982
Straight Path Communications Inc. common stock	563	1,523
Municipal bonds	3	3,466
Total	$587	$13,284

At January 31, 2016 and July 31, 2015, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2016
Assets:
Available-for-sale securities	$7,649	$39,148	$—	$46,797
Liabilities:
Foreign exchange forwards	$—	$131	$—	$131
July 31, 2015
Assets:
Available-for-sale securities	$6,505	$33,782	$—	$40,287
Foreign exchange forwards	—	38	—	38
Total	$6,505	$33,820	$—	$40,325
Liabilities:
Foreign exchange forwards	$—	$39	$—	$39

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At January 31, 2016 and July 31, 2015, the Company had $8.6 million and $9.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, notes payable—current portion and other current liabilities. At January 31, 2016 and July 31, 2015, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2016 and July 31, 2015, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at January 31, 2016 and July 31, 2015 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.9 million and $3.4 million at January 31, 2016 and July 31, 2015, respectively, which the Company believes was not impaired.

Note 5—Derivative Instruments

The primary risk managed by the Company using derivative instruments is foreign exchange risk. Foreign exchange forward contracts are entered into as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Krone (“NOK”) exchange rate. Zedge is based in New York and Norway and much of its operations are located in Norway. The Company does not apply hedge accounting to these contracts, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company is exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The Company minimizes the credit or repayment risk by entering into transactions with high-quality counterparties.

The Company’s outstanding contracts at January 31, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
February 2016	800,000	6,772,360
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	January 31, 2016	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current assets	$—	$38

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	January 31, 2016	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current liabilities	$131	$39

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended January 31,		Six Months Ended January 31,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2016	2015	2016	2015
		(in thousands)
Foreign exchange forwards	Other (expense) income, net	$(123)	$—	$(225)	$—

Note 6—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2016
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2015	$133,831	$1,109	$134,940
Dividends declared ($0.37 per share)	(8,626)	—	(8,626)
Restricted Class B common stock purchased from employees	(134)	—	(134)
Repurchases of Class B common stock through repurchase program	(4,639)	—	(4,639)
Distributions to noncontrolling interests	—	(1,220)	(1,220)
Stock-based compensation	1,644	—	1,644
Comprehensive income:
Net income	8,259	981	9,240
Other comprehensive loss	(3,515)	—	(3,515)
Comprehensive income	4,744	981	5,725
Balance, January 31, 2016	$126,820	$870	$127,690

Dividend Payments

In the six months ended January 31, 2016, the Company paid aggregate cash dividends of $0.37 per share on its Class A common stock and Class B common stock, or $8.6 million in total. In the six months ended January 31, 2015, the Company paid aggregate cash dividends of $1.67 per share on its Class A common stock and Class B common stock, or $38.9 million in total. The aggregate cash dividends included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

In March 2016, the Company’s Board of Directors declared a dividend of $0.19 per share for the second quarter of fiscal 2016 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about March 25, 2016 to stockholders of record as of the close of business on March 15, 2016.

Stock Repurchases

The Company had a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. In the six months ended January 31, 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. In the six months ended January 31, 2015, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. On January 22, 2016, the Company’s Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of the Company’s Class B common stock and cancelled the previous stock repurchase program, which had 4.6 million shares remaining available for repurchase. At January 31, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2016 and 2015, the Company paid $0.1 million and $0.3 million, respectively, to repurchase 11,250 and 16,330 shares of Class B common stock, respectively, that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On December 14, 2015, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	22,799	22,818	22,867	22,783
Effect of dilutive securities:
Stock options	—	52	—	40
Non-vested restricted Class B common stock	—	355	17	332
Diluted weighted-average number of shares	22,799	23,225	22,884	23,155

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	265	16	266	16

Note 8—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date. In January 2016, the maturity date was extended to January 31, 2018. At January 31, 2016 and July 31, 2015, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At January 31, 2016 and July 31, 2015, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $83.2 million and $90.1 million, respectively.

Note 9—Severance Expense

Severance expense of $0.4 million and $1.9 million in the three and six months ended January 31, 2015, respectively, was due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S. In addition, in February and March 2015, the Company completed a reduction of its workforce and incurred severance expense of $6.2 million in the third quarter of fiscal 2015. At January 31, 2016 and July 31, 2015, there was accrued severance of $0.9 million and $3.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the February and March 2015 headcount reductions.

Note 10—Accumulated Other Comprehensive (Loss) Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2015	$(575)	$1,346	$771
Other comprehensive income (loss) attributable to IDT Corporation before reclassifications	928	(3,900)	(2,972)
Less: reclassification for gain included in net income	(543)	—	(543)	Other (expense) income, net

Net other comprehensive income (loss) attributable to IDT Corporation	385	(3,900)	(3,515)

Balance, January 31, 2016	$(190)	$(2,554)	$(2,744)

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

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. All Other includes Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. All Other also includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended January 31, 2016
Revenues	$376,692	$1,766	$3,996	$—	$382,454
Income (loss) from operations	6,302	289	1,845	(2,059)	6,377

Three Months Ended January 31, 2015
Revenues	$388,970	$2,243	$2,960	$—	$394,173
Income (loss) from operations	6,870	306	(602)	(2,839)	3,735
Gain on sale of interest in Fabrix Systems Ltd.	—	—	484	—	484

Six Months Ended January 31, 2016
Revenues	$762,380	$3,595	$7,057	$—	$773,032
Income (loss) from operations	16,027	629	2,275	(4,628)	14,303

Six Months Ended January 31, 2015
Revenues	$792,758	$4,554	$9,739	$—	$807,051
Income (loss) from operations	12,540	662	75,936	(5,794)	83,344
Gain on sale of interest in Fabrix Systems Ltd.	—	—	75,629	—	75,629

Note 12—Commitments and Contingencies

Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral arguments were held on March 9, 2016. The parties are now awaiting a decision from the Court.

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

Purchase Commitments

The Company had purchase commitments of $1.6 million at January 31, 2016.

Letters of Credit

At January 31, 2016, the Company had letters of credit outstanding totaling $0.3 million for IDT Telecom’s business. The letters of credit outstanding at January 31, 2016 expire in the twelve month period ending January 31, 2017.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At January 31, 2016, the Company had aggregate performance bonds of $13.1 million outstanding.

Customer Deposits

At January 31, 2016 and July 31, 2015, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $85.1 million and $84.5 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At January 31, 2016 and July 31, 2015, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.1 million and $7.5 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	January 31, 2016	July 31, 2015
	(in thousands)
IDT Financial Services customer deposits	$88,335	$87,613
Related to letters of credit	272	3,163
Other	185	259
Total restricted cash and cash equivalents	$88,792	$91,035

Note 13—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2016	2015	2016	2015
	(in thousands)
Foreign currency transaction (losses) gains	$(1,096)	$322	$(2,258)	$1,089
(Loss) gain on marketable securities	—	(16)	543	(57)
Gain (loss) on investments	236	(439)	80	1,459
Other	626	1,100	791	(201)
Total other (expense) income, net	$(234)	$967	$(844)	$2,290

Note 14—Recently Adopted Accounting Standard and Recently Issued Accounting Standards Not Yet Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) to simplify the presentation of deferred income taxes, as well as align the presentation of deferred income tax assets and liabilities with International Financial Reporting Standards (“IFRS”). The amendments in the ASU require that deferred tax assets and liabilities be classified as noncurrent in a classified balance sheet instead of separated into current and noncurrent amounts. The Company adopted the ASU on November 1, 2015 and retrospectively applied the change. As a result, $0.8 million of deferred income tax assets that were included in current assets at July 31, 2015 were reclassified to noncurrent in the accompanying consolidated balance sheet.

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

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. The Company will adopt the amendments in this ASU on August 1, 2018. The Company is evaluating the impact that the ASU will have on its consolidated financial statements.

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

Note 15—IDT Financial Services Ltd. Recent Transactions

In December 2015, MasterCard Europe released IDT Financial Services Ltd.’s security deposit. IDT Financial Services Ltd. received cash of $4.7 million from MasterCard Europe. At July 31, 2015, this security deposit was included in “Other assets” in the accompanying consolidated balance sheet.

On November 2, 2015, Visa Inc. entered into an agreement to acquire Visa Europe Limited subject to regulatory approvals. IDT Financial Services Ltd. is a member of Visa Europe and, if the transaction is consummated, will receive part of the consideration from the intended acquisition. Visa Inc. will pay for the acquisition in two tranches. The first tranche will include cash and preferred stock convertible into Visa Inc. Class A common stock. Visa Europe estimated that IDT Financial Services Ltd. will receive, subject to adjustment, €4.7 million ($5.1 million at January 31, 2016) in cash and €1.6 million ($1.8 million at January 31, 2016) in Visa Inc. preferred stock. The first tranche is expected to be paid during the second quarter of calendar 2016. The second tranche is a potential earn-out, subject to certain achievements that if fulfilled, would be paid in 2020. The amount of consideration expected to be received is preliminary, the amounts may change, and the closing of the transaction cannot be assured. The Visa Inc. preferred stock would become fully convertible into Class A common stock of Visa Inc. twelve years after the closing. Beginning four years after closing, Visa Inc. will assess whether it is appropriate to effect a partial conversion. In addition, there will be restrictions on transferring the preferred stock until it is converted into Class A common stock. The preferred stock may only be transferred to other Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. Also, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Form 10-K for the year ended July 31, 2015, and in Item 1A to Part II “Risk Factors” in this Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Form 10-K for the year ended July 31, 2015.

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes Zedge, Inc. (formerly known as Zedge Holdings, Inc.), or Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. All Other also includes our real estate holdings and other, smaller, businesses. Until the sale of Fabrix Systems Ltd., or Fabrix, in October 2014, All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

In August 2015, our Board of Directors approved a plan to reorganize into three separate entities by spinning off two business units to our stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from our Board of Directors and certain third parties. We are targeting completion of the Zedge spin-off before the end of fiscal 2016 and the remainder of the reorganization in the second half of calendar year 2016.

On March 8, 2016, Zedge filed a Form 10 Registration Statement with the SEC related to the planned spin-off of our majority interest in Zedge to our stockholders. The Zedge spin-off is intended to be tax-free to our stockholders, and we expect to receive a legal opinion as to the spin-off’s tax-free status. In connection with the spin-off, it is expected that each of our stockholder will receive one share of Zedge Class A common stock for every three shares of our Class A common stock and one share of Zedge Class B common stock for every three shares of our Class B common stock. Upon completion of the spin-off, we expect that our stockholders as of the record date will hold approximately 83% of Zedge.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.1% and 98.8% of our total revenues in the six months ended January 31, 2016 and 2015, respectively.

Telecom Platform Services, which represented 99.5% and 99.4% of IDT Telecom’s total revenues in the six months ended January 31, 2016 and 2015, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Form 10-K for fiscal 2015. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-K for fiscal 2015.

Recently Issued Accounting Standards Not Yet Adopted

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

In January 2016, the FASB issued an Accounting Standards Update, or ASU, to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the ASU will have on our consolidated financial statements.

In February 2016, the FASB issued an ASU related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are evaluating the impact that the new standard will have on our consolidated financial statements.

Results of Operations

Three and Six Months Ended January 31, 2016 Compared to Three and Six Months Ended January 31, 2015

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues
Telecom Platform Services	$376.7	$389.0	$(12.3)	(3.2)%	$762.4	$792.8	$(30.4)	(3.8)%
Consumer Phone Services	1.8	2.2	(0.4)	(21.2)	3.6	4.5	(0.9)	(21.1)
Total revenues	$378.5	$391.2	$(12.7)	(3.3)%	$766.0	$797.3	$(31.3)	(3.9)%

Revenues. IDT Telecom revenues decreased in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and six months ended January 31, 2016 and 2015 by business vertical consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$/#	%	2016	2015	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$168.6	$182.6	$(14.0)	(7.7)%	$342.4	$367.1	$(24.7)	(6.7)%
Wholesale Carrier Services	147.2	146.6	0.6	0.5	295.3	304.5	(9.2)	(3.0)
Payment Services	53.3	49.8	3.5	6.9	108.8	101.0	7.8	7.7
Hosted Platform Solutions	7.6	10.0	(2.4)	(24.0)	15.9	20.2	(4.3)	(21.4)
Total Telecom Platform Services revenues	$376.7	$389.0	$(12.3)	(3.2)%	$762.4	$792.8	$(30.4)	(3.8)%
Minutes of use
Retail Communications	2,095	2,422	(327)	(13.5)%	4,240	4,854	(614)	(12.7)%
Wholesale Carrier Services	4,773	4,926	(153)	(3.1)	9,618	9,773	(155)	(1.6)
Hosted Platform Solutions	162	184	(22)	(11.6)	337	387	(50)	(12.9)
Total minutes of use	7,030	7,532	(502)	(6.7)%	14,195	15,014	(819)	(5.5)%
Average revenue per minute
Retail Communications	$0.0805	$0.0754	$0.0051	6.8%	$0.0807	$0.0756	$0.0051	6.8%
Wholesale Carrier Services	0.0308	0.0298	0.0010	3.7	0.0307	0.0312	(0.0005)	(1.4)

Retail Communications’ revenue decreased 7.7% and 6.7% in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 1.8% in the three months ended January 31, 2016 compared to the similar period in fiscal 2015, and declined 1.3% compared to the prior quarter. Revenue from Boss Revolution also decreased 0.6% in the six months ended January 31, 2016 compared to the similar period in fiscal 2015. Following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico has declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, offer unlimited Mexico calling as part of their monthly pricing plans. This impact is likely to continue at least for the remainder of the year, but is expected to become less impactful on revenue over time. In addition, the decrease in Retail Communications’ revenue in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 was due to continuing revenue declines in Europe, South America and Asia, and traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 13.5% and 12.7% in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015 because of decreases in Boss Revolution minutes of use as well as traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe and Asia in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015, although minutes of use increased in South America in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015. We intend to launch a new version of the Boss Revolution app including peer-to-peer voice calling and instant messaging in the second quarter of calendar 2016. We expect the updated app will increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenue comprised 44.9% and 46.3% of Telecom Platform Services’ revenue in the six months ended January 31, 2016 and 2015, respectively.

Wholesale Carrier Services’ revenue increased 0.5% in the three months ended January 31, 2016 compared to the similar period in fiscal 2015 primarily due to a shift to relatively higher revenue per minute destinations, partially offset by a decline in minutes of use. In the three months ended January 31, 2016 compared to the similar period in fiscal 2015, Wholesale Carrier Services’ average revenue per minute increased 3.7% and minutes of use decreased 3.1%. Wholesale Carrier Services’ revenue decreased 3.0% in the six months ended January 31, 2016 compared to the similar period in fiscal 2015 mostly because certain exchange rate driven arbitrage-pricing opportunities in Latin America declined in the six months ended January 31, 2016 compared to the similar period in fiscal 2015. In addition, in the six months ended January 31, 2016 compared to the similar period in fiscal 2015, Wholesale Carrier Services’ minutes of use decreased 1.6% and average revenue per minute decreased 1.4%. Wholesale Carrier Services’ revenue comprised 38.7% and 38.4% of Telecom Platform Services’ revenue in the six months ended January 31, 2016 and 2015, respectively.

Payment Services’ revenue increased 6.9% and 7.7% in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015 due to an increase in international airtime top-up revenue, as well as increases in revenue from our international money transfer service and IDT Financial Services Ltd., our Gibraltar-based bank. Future growth will be, in large part, contingent upon the introduction of new payment offerings through the Boss Revolution mobile app and website. At January 31, 2016, we had money transmitter licenses in 45 of the 47 states that require such a license, as well as in Puerto Rico and Washington, D.C., and have an application pending in one additional state. Payment Services’ revenue comprised 14.3% and 12.7% of Telecom Platform Services’ revenue in the six months ended January 31, 2016 and 2015, respectively.

Hosted Platform Solutions’ revenue declined 24.0% and 21.4% in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015. The declines were due to decreases in revenues from managed services and from our cable telephony business. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. In addition, several of our other managed services operators are continuing to experience attrition in their customer base. Hosted Platform Solutions’ revenue comprised 2.1% and 2.6% of Telecom Platform Services’ revenue in the six months ended January 31, 2016 and 2015, respectively. Hosted Platform Solutions minutes of use decreased 11.6% and 12.9% in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015, primarily as a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a significant metric for evaluating that business’ performance.

Consumer Phone Services revenues declined 21.2% and 21.1% in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 4,600 at January 31, 2016 compared to 5,600 at January 31, 2015. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 20,200 at January 31, 2016 compared to 25,300 at January 31, 2015. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$318.6	$327.4	$(8.8)	(2.7)%	$642.0	$669.0	$(27.0)	(4.0)%
Consumer Phone Services	0.8	1.1	(0.3)	(25.4)	1.6	2.1	(0.5)	(22.2)
Total direct cost of revenues	$319.4	$328.5	$(9.1)	(2.7)%	$643.6	$671.1	$(27.5)	(4.1)%

	Three months ended January 31,			Six months ended January 31,
	2016	2015	Change	2016	2015	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.6%	84.2%	0.4%	84.2%	84.4%	(0.2)%
Consumer Phone Services	44.8	47.3	(2.5)	45.8	46.5	(0.7)
Total	84.4%	84.0%	0.4%	84.0%	84.2%	(0.2)%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 mainly due to the 6.7% and 5.5% decrease in Telecom Platform Services’ minutes of use in the three and six months ended January 31, 2016, respectively, compared to the similar periods in fiscal 2015. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 40 basis points in the three months ended January 31, 2016 compared to the similar period in fiscal 2015 primarily as a result of an increase in Wholesale Carrier Services’ direct cost of revenues as a percentage of revenues in the three months ended January 31, 2016 compared to the similar period in fiscal 2015. Direct cost of revenues as a percentage of revenues in Telecom Platform Services decreased 20 basis points in the six months ended January 31, 2016 compared to the similar period in fiscal 2015 primarily as a result of the 6.8% increase in Retail Communications’ average revenue per minute in the six months ended January 31, 2016 compared to the similar period in fiscal 2015, partially offset by the 1.4% decrease in Wholesale Carrier Services’ average revenue per minute in the six months ended January 31, 2016 compared to the similar period in fiscal 2015.

Direct cost of revenues in our Consumer Phone Services segment decreased the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 primarily as a result of the declining customer base.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$46.7	$50.4	$(3.7)	(7.3)%	$95.0	$101.6	$(6.6)	(6.6)%
Consumer Phone Services	0.7	0.9	(0.2)	(21.7)	1.3	1.8	(0.5)	(25.6)
Total selling, general and administrative expenses	$47.4	$51.3	$(3.9)	(7.6)%	$96.3	$103.4	$(7.1)	(6.9)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 primarily due to decreases in employee compensation, marketing and advertising costs, commissions and consulting expenses. The decrease in employee compensation was the result of the headcount reductions in fiscal 2015 that were partially offset by annual payroll increases. Marketing and advertising costs in both the second and first quarters of fiscal 2016 were lower than in any quarter in fiscal 2015, and marketing and advertising costs in the three months ended January 31, 2016 were lower than in the prior quarter. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 12.4% from 13.0% in the three months ended January 31, 2016 and 2015, respectively, and decreased to 12.5% from 12.8% in the six months ended January 31, 2016 and 2015, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.7	$3.9	$0.8	18.2%	$9.1	$7.7	$1.4	17.4%
Consumer Phone Services	—	—	—	—	—	—	—	—
Total depreciation and amortization	$4.7	$3.9	$0.8	18.2%	$9.1	$7.7	$1.4	17.4%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Severance expense
Telecom Platform Services	$—	$0.3	$(0.3)	(100.0)%	$—	$1.9	$(1.9)	(100.0)%
Consumer Phone Services	—	—	—	—	—	—	—	—
Total severance expense	$—	$0.3	$(0.3)	(100.0)%	$—	$1.9	$(1.9)	(100.0)%

Severance expense. Severance expense in the three and six months ended January 31, 2015 was due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S. Approximately 20 employees were terminated in the six months ended January 31, 2015 as a result of the downsizing.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Loss on disposal of property, plant and equipment
Telecom Platform Services	$0.3	$—	$0.3	nm	$0.3	$—	$0.3	nm
Consumer Phone Services	—	—	—	—	—	—	—	—
Total loss on disposal of property, plant and equipment	$0.3	$—	$0.3	nm	$0.3	$—	$0.3	nm

nm—not meaningful

Loss on disposal of property, plant and equipment. The loss on disposal of property, plant and equipment in the three and six months ended January 31, 2016 was due to the write-off of capitalized costs of certain projects that were terminated prior to competion.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Income from operations
Telecom Platform Services	$6.3	$6.9	$(0.6)	(8.3)%	$16.1	$12.5	$3.6	27.8%
Consumer Phone Services	0.3	0.3	—	(5.5)	0.6	0.7	(0.1)	(5.0)
Total income from operations	$6.6	$7.2	$(0.6)	(8.2)%	$16.7	$13.2	$3.5	26.2%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. In addition, Fabrix was included in All Other until it was sold in October 2014. Therefore, in fiscal 2015, All Other included two months of Fabrix’ results of operations.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues	$4.0	$3.0	$1.0	35.0%	$7.1	$9.7	$(2.6)	(27.5)%
Direct cost of revenues	(0.3)	(0.3)	—	(0.1)	(0.6)	(1.4)	0.8	60.0
Selling, general and administrative	(1.6)	(3.3)	1.7	52.0	(3.3)	(5.2)	1.9	37.2
Depreciation	(0.3)	(0.5)	0.2	36.8	(0.9)	(1.1)	0.2	14.7
Research and development	—	—	—	—	—	(1.7)	1.7	100.0
Gain on sale of interest in Fabrix Systems Ltd.	—	0.5	(0.5)	(100.0)	—	75.6	(75.6)	(100.0)
Income (loss) from operations	$1.8	$(0.6)	$2.4	406.6%	$2.3	$75.9	$(73.6)	(97.0)%

Following are the results of operations of Fabrix, which were included in All Other until it was sold in October 2014:

	Three months ended January 31,		Change		Six months ended January 31,		Change
Fabrix	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues	$—	$—	$—	—%	$—	$4.2	$(4.2)	(100.0)%
Direct cost of revenues	—	—	—	—	—	0.9	(0.9)	(100.0)
Selling, general and administrative	—	—	—	—	—	0.6	(0.6)	(100.0)
Depreciation	—	—	—	—	—	0.1	(0.1)	(100.0)
Research and development	—	—	—	—	—	1.7	(1.7)	(100.0)
Income from operations	$—	$—	$—	—%	$—	$0.9	$(0.9)	(100.0)%

Revenues. The increase in All Other’s revenues in the three months ended January 31, 2016 compared to the similar period in fiscal 2015 was mostly due to an increase in Zedge’s revenues, which increased to $3.5 million in the three months ended January 31, 2016 from $2.4 million in the three months ended January 31, 2015. Excluding Fabrix’ revenues that were included in All Other in the six months ended January 31, 2015, the increase in All Other’s revenues in the six months ended January 31, 2016 compared to the similar period in fiscal 2015 was primarily due to an increase in Zedge’s revenues, which increased to $6.1 million in the six months ended January 31, 2016 from $4.4 million in the six months ended January 31, 2015. The increase in Zedge’s revenues in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 was driven by continued user growth, increased customer engagement and increased revenue per impression.

Direct Cost of Revenues. Direct cost of revenues in All Other in the three months ended January 31, 2016 and 2015 were incurred by Zedge and were basically unchanged in the three months ended January 31, 2016 compared to the similar period in fiscal 2015. The decrease in direct cost of revenues in the six months ended January 31, 2016 compared to the similar period in fiscal 2015 was primarily due to the sale of Fabrix in October 2014. Direct cost of revenues incurred by Zedge in the six months ended January 31, 2016 and 2015 were $0.6 million and $0.5 million, respectively.

Selling, General and Administrative. Selling, general and administrative expenses in All Other decreased in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 mostly due to a decrease in Zedge’s stock-based compensation expense. In addition, the decrease in selling, general and administrative expense in All Other in the six months ended January 31, 2015 was due to the sale of Fabrix in October 2014.

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise, of which $6.5 million was released in October 2015. Any unclaimed escrow balance will be released in April 2016. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million, of which $75.6 million was recorded in the six months ended January 31, 2015. In the three months ended January 31, 2015, we recorded gain on the sale of our interest in Fabrix of $0.5 million, which represented our share of working capital and other adjustments.

Income (loss) from operations. Income (loss) from operations in All Other increased in the three months ended January 31, 2016 compared to the similar period in fiscal 2015 primarily due to the increase in Zedge’s income (loss) from operations from loss of $0.6 million in the three months ended January 31, 2015 to income of $1.7 million in the three months ended January 31, 2016. Income (loss) from operations in All Other decreased in the six months ended January 31, 2016 compared to the similar period in fiscal 2015 due to the gain on sale of interest in Fabrix of $75.6 million in the six months ended January 31, 2015. Excluding the gain on sale of interest in Fabrix and Fabrix’ income from operations that were included in All Other’s income from operations in the six months ended January 31, 2015, income (loss) from operations increased from loss of $0.6 million in the six months ended January 31, 2015 to income of $2.3 million in the six months ended January 31, 2016 primarily due to the increase in Zedge’s income from operations in the six months ended January 31, 2016 compared to the similar period in fiscal 2015.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses	$2.1	$2.8	$(0.7)	(27.5)%	$4.6	$5.8	$(1.2)	(20.1)%
Other	—	—	—	—	—	—	—	—
Loss from operations	$2.1	$2.8	$(0.7)	(27.5)%	$4.6	$5.8	$(1.2)	(20.1)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 was primarily due to decreases in stock-based compensation expense, legal fees and insurance expense. Corporate general and administrative expenses in the three and six months ended January 31, 2016 and 2015 were net of amounts billed to our former subsidiaries Genie Energy Ltd., or Genie, which was spun-off in October 2011, and Straight Path Communications Inc., or Straight Path, which was spun-off in July 2013. Straight Path utilizes other vendors for the transition services that we were providing although Straight Path may seek services from us on an ad hoc basis. The fees charged to Genie, net of amounts charged by Genie to us, were $0.7 million and $0.8 million in the three months ended January 31, 2016 and 2015, respectively, and $1.5 million in both the six months ended January 31, 2016 and 2015. The fees charged to Straight Path were nil and $0.3 million in the three months ended January 31, 2016 and 2015, respectively, and nil and $1.1 million in the six months ended January 31, 2016 and 2015, respectively. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.5% and 0.7% in the three months ended January 31, 2016 and 2015, respectively, and 0.6% and 0.7% in the six months ended January 31, 2016 and 2015, respectively.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.9 million and $2.2 million in the three months ended January 31, 2016 and 2015, respectively, and $1.6 million and $3.0 million in the six months ended January 31, 2016 and 2015, respectively. At January 31, 2016, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $5.8 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Income from operations	$6.4	$3.7	$2.7	70.7%	$14.3	$83.3	$(69.0)	(82.8)%
Interest income (expense), net	0.5	(0.1)	0.6	nm	0.7	(0.1)	0.8	628.2
Other (expense) income, net	(0.2)	1.0	(1.2)	(124.2)	(0.8)	2.3	(3.1)	(136.9)
Provision for income taxes	(2.0)	(1.9)	(0.1)	(5.7)	(4.9)	(2.4)	(2.5)	(105.3)
Net income	4.7	2.7	2.0	69.1	9.3	83.1	(73.8)	(88.9)
Net income attributable to noncontrolling interests	(0.6)	(0.2)	(0.4)	(142.1)	(1.0)	(0.4)	(0.6)	(120.4)
Net income attributable to IDT Corporation	$4.1	$2.5	$1.6	62.0%	$8.3	$82.7	$(74.4)	(90.0)%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2016	2015	2016	2015
	(in millions)
Foreign currency transaction (losses) gains	$(1.1)	$0.3	$(2.3)	$1.1
Gain (loss) on marketable securities	—	—	0.5	(0.1)
Gain (loss) on investments	0.2	(0.4)	0.1	1.5
Other	0.7	1.1	0.9	(0.2)
Total other (expense) income, net	$(0.2)	$1.0	$(0.8)	$2.3

Income Taxes. The $75.6 million gain on the sale of our interest in Fabrix in the six months ended January 31, 2015 was recorded by a wholly-owned non-U.S. subsidiary. The gain is not taxable in the subsidiary’s tax domicile and is not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of the sale. The increase in income tax expense in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 was primarily due to the increase in income before income taxes excluding the gain on the sale of our interest in Fabrix, as well as an increase in the effective income tax rate used in the tax provision, based upon the tax rates in the jurisdictions in which the income was earned.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2016 compared to the similar periods in fiscal 2015 was due to the change in the results of operations of Zedge, which changed from a net loss in the three and six months ended January 31, 2015 to net income in the three and six months ended January 31, 2016. The change in the net income attributable to noncontrolling interests in the six months ended January 31, 2016 compared to the similar period in fiscal 2015 was also due to the reduction in the net loss in Fabrix, partially offset by a decrease in net income of certain IDT Telecom subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of January 31, 2016 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending January 31, 2017.

At January 31, 2016, we had cash, cash equivalents and marketable securities of $146.3 million and a deficit in working capital (current liabilities in excess of current assets) of $2.9 million. At January 31, 2016, we also had $8.6 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At January 31, 2016, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.1 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At January 31, 2016, we had restricted cash and cash equivalents of $88.8 million, which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include restricted balances pursuant to banking regulatory and other requirements and customer deposits related to IDT Financial Services Ltd.

	Six months ended January 31,
	2016	2015
	(in millions)
Cash flows provided by (used in):
Operating activities	$25.1	$21.0
Investing activities	(9.9)	15.7
Financing activities	(21.0)	(50.6)
Effect of exchange rate changes on cash and cash equivalents	(5.0)	(6.8)
(Decrease) increase in cash and cash equivalents	$(10.8)	$(20.7)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In December 2015, MasterCard Europe released IDT Financial Services Ltd.’s security deposit. IDT Financial Services Ltd. received cash of $4.7 million from MasterCard Europe. At July 31, 2015, this security deposit was included in “Other assets” in the accompanying consolidated balance sheet.

On November 2, 2015, Visa Inc. entered into an agreement to acquire Visa Europe Limited subject to regulatory approvals. IDT Financial Services Ltd. is a member of Visa Europe and, if the transaction is consummated, will receive part of the consideration from the intended acquisition. Visa Inc. will pay for the acquisition in two tranches. The first tranche will include cash and preferred stock convertible into Visa Inc. Class A common stock. Visa Europe estimated that IDT Financial Services Ltd. will receive, subject to adjustment, €4.7 million ($5.1 million at January 31, 2016) in cash and €1.6 million ($1.8 million at January 31, 2016) in Visa Inc. preferred stock. The first tranche is expected to be paid during the second quarter of calendar 2016. The second tranche is a potential earn-out, subject to certain achievements that if fulfilled, would be paid in 2020. The amount of consideration expected to be received is preliminary, the amounts may change, and the closing of the transaction cannot be assured. The Visa Inc. preferred stock would become fully convertible into Class A common stock of Visa Inc. twelve years after the closing. Beginning four years after closing, Visa Inc. will assess whether it is appropriate to effect a partial conversion. In addition, there will be restrictions on transferring the preferred stock until it is converted into Class A common stock. The preferred stock may only be transferred to other Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. Also, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available.

Investing Activities

Our capital expenditures were $9.2 million and $13.9 million in the six months ended January 31, 2016 and 2015, respectively. We currently anticipate that total capital expenditures for the twelve month period ending January 31, 2017 will be between $19 million and $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $68.1 million, after reflecting the impact of working capital and other adjustments. At January 31, 2016, we had received cash of $64.4 million and had aggregate receivables of $3.7 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in our consolidated balance sheet. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims that may arise, of which $6.5 million was released in October 2015. Any unclaimed escrow balance will be released in April 2016. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million, of which $75.6 million was recorded in the six months ended January 31, 2015.

In the six months ended January 31, 2016 and 2015, we used cash of $0.4 million and $0.1 million, respectively, for additional investments.

We received $0.6 million and $43,000 in the six months ended January 31, 2016 and 2015, respectively, from the sale and redemption of certain of our investments.

Purchases of marketable securities were $24.5 million and $18.4 million in the six months ended January 31, 2016 and 2015, respectively. Proceeds from maturities and sales of marketable securities were $18.7 million and $12.1 million in the six months ended January 31, 2016 and 2015, respectively.

Financing Activities

In the six months ended January 31, 2016, we paid aggregate cash dividends of $0.37 per share on our Class A common stock and Class B common stock, or $8.6 million in total. In the six months ended January 31, 2015, we paid cash dividends of $1.67 per share on our Class A common stock and Class B common stock, or $38.9 million in total. The aggregate cash dividends in the six months ended January 31, 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In March 2016, our Board of Directors declared a dividend of $0.19 per share for the second quarter of fiscal 2016 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about March 25, 2016 to stockholders of record as of the close of business on March 15, 2016.

We distributed cash of $1.2 million and $0.8 million in the six months ended January 31, 2016 and 2015, respectively, to the holders of noncontrolling interests in certain of our IDT Telecom subsidiaries.

We received proceeds from the exercise of our stock options of nil and $2.9 million in the six months ended January 31, 2016 and 2015, respectively.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date. In January 2016, the maturity date was extended to January 31, 2018. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At January 31, 2016, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $83.2 million. We intend to borrow under the facility from time to time. In the six months ended January 31, 2015, IDT Telecom repaid $13.0 million, which was the outstanding principal at the time.

Repayments of other borrowings were $0.1 million in the six months ended January 31, 2015.

In the six months ended January 31, 2016 and 2015, we paid $0.1 million and $0.3 million, respectively, to repurchase 11,250 and 16,330 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We had a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In the six months ended January 31, 2016, we repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. In the six months ended January 31, 2015, we repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program, which had 4.6 million shares remaining available for repurchase. At January 31, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $60.3 million at January 31, 2016 from $64.2 million at July 31, 2015 due to a $4.6 million decrease in IDT Telecom’s gross trade accounts receivable balance, partially offset by a $0.7 million increase in Zedge’s gross trade accounts receivable balance.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 8.2% at January 31, 2016 and 8.8% at July 31, 2015 as a result of a 12.5% decline in the allowance balance and a 6.0% decrease in the gross trade accounts receivable balance.

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

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments at January 31, 2016:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$7.3	$3.3	$2.7	$1.2	$0.1
Revolving credit unused commitment fee	0.2	0.1	0.1	—	—
Purchase commitments	1.6	1.6	—	—	—
Total contractual obligations	$9.1	$5.0	$2.8	$1.2	$0.1

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$0.3	$0.3	$—	$—	$—

(1)	The above table does not include an aggregate of $13.1 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At January 31, 2016, we had aggregate performance bonds of $13.1 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 31% and 30% of our consolidated revenues for the six months ended January 31, 2016 and 2015, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

We enter into foreign exchange forward contracts as hedges against unfavorable fluctuations in the U.S. Dollar – Norwegian Krone, or NOK, exchange rate. Zedge is based in New York and Norway and much of its operations are located in Norway. While this limits the downside risk of adverse foreign exchange movements, it also limits future gains from favorable movements. We do not apply hedge accounting to these contracts, therefore the changes in fair value are recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, we are exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. We minimize the credit or repayment risk by entering into transactions with high-quality counterparties.

Our outstanding contracts at January 31, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
February 2016	800,000	6,772,360
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At January 31, 2016, the carrying value of our marketable securities and investments in hedge funds was $46.8 million and $8.6 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Form 10-K for the year ended July 31, 2015, except for the following:

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network and other IT infrastructure and systems. We face the risk, as does any company, of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to the risk of breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable.

We also rely on internet-based systems for certain interactions with customers and disruptions in the functioning and availability of our websites could impact our revenues and customer relationships. Such disruptions could be caused by malicious action on the part of third parties, or deliberate or negligent action on the part of service providers or third parties.

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

In the second quarter of fiscal 2016, we were subject to several separate denial of service attacks on our internet telephony and web infrastructures. Two of these attacks were short in duration, and volumetric in nature and the others were of a non-volumetric nature. The attacks lasted between several minutes and five hours. We do not believe that these attacks resulted in any breach in or misappropriation of internal or customer data. The non-volumetric attacks displayed considerable knowledge of weaknesses in leading industry security products, and appeared to require some knowledge of our systems or inside information to implement. We have not suffered any material direct impact from these attacks, but there were limited direct losses, possible lost revenue opportunities and internal costs in responding, investigating and mitigating the events.

We have implemented additional measures to protect ourselves and enhance our ability to respond and are evaluating several possible solutions that would provide even more robust protection. We are also considering changes to certain policies related to customer, distributor and reseller interfaces to bolster protection and plug perceived areas of vulnerability.

In addition, we have been subject to other attempts to breach security, including phishing e-mails, attempted delivery of malware and emails purported to be from our executives. We do not believe that we have suffered any significant security breaches, or that we have had any damages to date from this sort of activity.

Network disruptions, security breaches and other significant failures of the above-described systems or other platforms could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment, (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes; (v) subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies; or (vi) result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation. Any or all of which could have a negative impact on our results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2016:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2015	—	$—	—	5,035,117
December 1–31, 2015 (2)	253,558	$11.74	253,063	4,782,054
January 1–31, 2016 (2)	154,526	$11.47	145,313	8,000,000
Total	408,084	$11.64	398,376

(1)	Under our stock repurchase program that was in effect until January 22, 2016, which was approved by our Board of Directors on June 13, 2006, we were authorized to repurchase up to an aggregate of 8.3 million shares of our Class B common stock and, until April 2011, our common stock, without regard to class. On December 17, 2008, our Board of Directors (i) approved a one-for-three reverse stock split of all classes of our common stock which was effective on February 24, 2009, and (ii) amended the stock repurchase program to increase the aggregate number of shares of our Class B common stock and common stock, without regard to class, that we are authorized to repurchase from the 3.3 million shares that remained available for repurchase to 8.3 million shares. On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program, which had 4,636,741 shares remaining available for repurchase.

(2)	Includes 253,063 shares and 145,313 shares of Class B common stock purchased pursuant to the stock repurchase program in December 2015 and January 2016, respectively, as well as 495 shares and 9,213 shares of Class B common stock that were tendered by employees of ours in December 2015 and January 2016, respectively, to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT Corporation

March 11, 2016	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

March 11, 2016	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

