Form 10-Q
period 2016-04-30
IDT CORP
filed 2016-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No ☒

As of June 6, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,454,677 shares outstanding (excluding 3,930,919 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2016	July 31, 2015
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$101,135	$110,361
Restricted cash and cash equivalents	99,846	91,035
Marketable securities	46,637	40,287
Trade accounts receivable, net of allowance for doubtful accounts of $4,027 at April 30, 2016 and $5,645 at July 31, 2015	53,517	58,543
Receivable from sale of interest in Fabrix Systems Ltd.	4,788	8,471
Prepaid expenses	16,442	17,304
Other current assets	14,392	14,344
Total current assets	336,757	340,345
Property, plant and equipment, net	89,939	91,316
Goodwill	13,747	14,388
Other intangibles, net	958	1,277
Investments	12,327	12,344
Deferred income tax assets, net	7,984	13,324
Other assets	7,566	12,688
Total assets	$469,278	$485,682

Liabilities and equity
Current liabilities:
Trade accounts payable	$26,695	$29,140
Accrued expenses	119,845	139,272
Deferred revenue	88,570	86,302
Customer deposits	96,109	84,454
Income taxes payable	456	391
Notes payable—current portion	—	6,353
Other current liabilities	3,659	3,000
Total current liabilities	335,334	348,912
Other liabilities	2,180	1,830
Total liabilities	337,514	350,742

Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2016 and July 31, 2015	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,386 and 25,276 shares issued and 21,455 and 21,755 shares outstanding at April 30, 2016 and July 31, 2015, respectively	254	253
Additional paid-in capital	406,873	403,146
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,931 and 3,521 shares of Class B common stock at April 30, 2016 and July 31, 2015, respectively	(115,316)	(110,543)
Accumulated other comprehensive (loss) income	(782)	771
Accumulated deficit	(160,316)	(159,829)
Total IDT Corporation stockholders’ equity	130,746	133,831
Noncontrolling interests	1,018	1,109

Total equity	131,764	134,940

Total liabilities and equity	$469,278	$485,682

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$355,154	$383,930	$1,128,186	$1,190,981
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	293,220	316,508	937,455	989,052
Selling, general and administrative (i)	51,594	53,792	155,738	168,184
Depreciation and amortization	5,518	4,617	15,543	13,462
Research and development	—	—	—	1,656
Severance	232	6,226	232	8,126
Total costs and expenses	350,564	381,143	1,108,968	1,180,480
Other operating losses	—	(1,552)	(326)	(1,552)
Gain on sale of interest in Fabrix Systems Ltd.	1,086	1,235	1,086	76,864
Income from operations	5,676	2,470	19,978	85,813
Interest income (expense), net	244	(54)	936	(184)
Other income (expense), net	120	(1,352)	(723)	937
Income before income taxes	6,040	1,064	20,191	86,566
(Provision for) benefit from income taxes	(1,339)	59	(6,250)	(2,332)
Net income	4,701	1,123	13,941	84,234
Net income attributable to noncontrolling interests	(464)	(558)	(1,445)	(1,003)
Net income attributable to IDT Corporation	$4,237	$565	$12,496	$83,231

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.19	$0.02	$0.55	$3.64
Diluted	$0.19	$0.02	$0.55	$3.58
Weighted-average number of shares used in calculation of earnings per share:
Basic	22,635	23,034	22,790	22,867
Diluted	22,680	23,468	22,816	23,259

Dividends declared per common share	$0.19	$0.18	$0.56	$1.85

(i) Stock-based compensation included in selling, general and administrative expenses	$673	$992	$2,317	$4,012

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Net income	$4,701	$1,123	$13,941	$84,234
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	63	(3)	448	12
Foreign currency translation adjustments	1,899	1,065	(2,001)	(2,912)
Other comprehensive income (loss)	1,962	1,062	(1,553)	(2,900)
Comprehensive income	6,663	2,185	12,388	81,334
Comprehensive income attributable to noncontrolling interests	(464)	(558)	(1,445)	(1,003)
Comprehensive income attributable to IDT Corporation	$6,199	$1,627	$10,943	$80,331

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended April 30,
	2016	2015
	(in thousands)
Operating activities
Net income	$13,941	$84,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,543	13,462
Deferred income taxes	5,913	2,176
Provision for doubtful accounts receivable	600	90
Gain on sale of interest in Fabrix Systems Ltd.	(1,086)	(76,864)
Realized gain on marketable securities	(543)	—
Interest in the equity of investments	379	(1,655)
Stock-based compensation	2,317	4,012
Change in assets and liabilities:
Restricted cash and cash equivalents	(14,657)	(11,400)
Trade accounts receivable	1,758	8,544
Prepaid expenses, other current assets and other assets	6,450	2,604
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(14,972)	(5,287)
Customer deposits	17,028	11,169
Income taxes payable	65	(278)
Deferred revenue	3,097	(3,024)
Net cash provided by operating activities	35,833	27,783
Investing activities
Capital expenditures	(13,964)	(22,810)
Proceeds from sale of interest in Fabrix Systems Ltd., net of cash and cash equivalents sold.	4,769	36,455
Purchase of investments	(1,850)	(125)
Proceeds from sale and redemption of investments	632	71
Purchases of marketable securities	(29,800)	(35,502)
Proceeds from maturities and sales of marketable securities	24,176	16,840
Net cash used in investing activities	(16,037)	(5,071)
Financing activities
Dividends paid	(12,983)	(43,171)
Distributions to noncontrolling interests	(1,545)	(1,450)
Proceeds from exercise of stock options.	—	3,317
Repayments of revolving credit loan payable and other borrowings	(6,353)	(13,201)
Repurchases of Class B common stock	(4,773)	(703)
Net cash used in financing activities	(25,654)	(55,208)
Effect of exchange rate changes on cash and cash equivalents	(3,368)	(6,573)
Net decrease in cash and cash equivalents	(9,226)	(39,069)
Cash and cash equivalents at beginning of period	110,361	153,823
Cash and cash equivalents at end of period	$101,135	$114,754
Supplemental schedule of non-cash investing and financing activities
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$—	$14,333

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2016. The balance sheet at July 31, 2015 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2015, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2016 refers to the fiscal year ending July 31, 2016).

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. (“Zedge”) to the Company’s stockholders of record as of the close of business on May 26, 2016 (the “Zedge Spin-Off”). The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. Zedge provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. In connection with the Zedge Spin-Off, each of the Company’s stockholders received one share of Zedge Class A common stock for every three shares of the Company’s Class A common stock, and one share of Zedge Class B common stock for every three shares of the Company’s Class B common stock, held of record as of the close of business on May 26, 2016. The Company received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off two business units to its stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors and certain third parties. The Company continues to advance the effort on the remainder of the reorganization.

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix Systems Ltd. (“Fabrix”) to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. At April 30, 2016, the Company had received cash of $64.4 million and had aggregate receivables of $4.8 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in the accompanying consolidated balance sheet. In May 2016, the Company received the remaining $4.8 million. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In the three months ended April 30, 2016 and 2015, the Company recorded gain on the sale of its interest in Fabrix of $1.1 million and $1.2 million, respectively, which represented adjustments to the Company’s share of Fabrix’ working capital and estimated transaction costs. The Company recorded gain on the sale of its interest in Fabrix of $1.1 million and $76.9 million in the nine months ended April 30, 2016 and 2015, respectively.

Fabrix’ income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Income before income taxes	$—	$—	$—	$917

Income before income taxes attributable to IDT Corporation	$—	$—	$—	$1,325

Note 3—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2016:
Certificates of deposit*	$18,309	$5	$(1)	$18,313
Federal Government Sponsored Enterprise notes	5,821	10	(3)	5,828
Mutual funds	5,092	—	(102)	4,990
Corporate bonds	2,570	24	—	2,594
Equity	2,463	—	(109)	2,354
U.S. Treasury notes	2,686	43	—	2,729
Municipal bonds	9,822	9	(2)	9,829
Total	$46,763	$91	$(217)	$46,637
July 31, 2015:
Certificates of deposit*	$22,736	$3	$(2)	$22,737
Federal Home Loan Bank bonds	795	—	—	795
International agency notes	1,120	—	(1)	1,119
Mutual funds	5,000	—	(18)	4,982
Straight Path Communications Inc. common stock	2,086	—	(563)	1,523
Municipal bonds	9,125	9	(3)	9,131
Total	$40,862	$12	$(587)	$40,287

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

In July 2015, the Company received 64,624 shares of Straight Path Communications Inc. (“Straight Path”) Class B common stock in connection with the lapsing of restrictions on awards of Straight Path restricted stock to certain of the Company’s employees and the payment of taxes related thereto. The Company spun-off Straight Path in July 2013. As part of the Straight Path spin-off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Straight Path’s Class B common stock for every two restricted shares of the Company that they held as of the record date for the Straight Path spin-off. The Company received the Straight Path shares in exchange for the payment of an aggregate of $2.1 million for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. In September and October 2015, the Company sold all of the shares for $2.6 million and recorded a gain on the sale of $0.5 million.

Proceeds from maturities and sales of available-for-sale securities were $5.5 million and $4.7 million in the three months ended April 30, 2016 and 2015, respectively, and $24.2 million and $16.8 million in the nine months ended April 30, 2016 and 2015, respectively. There were no gross realized gains or losses as a result of sales in the three months ended April 30, 2016 and 2015. The gross realized gains or losses that were included in earnings as a result of sales were gains of $0.5 million and losses of $54,000 in the nine months ended April 30, 2016 and 2015, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2016 were as follows:

Fair Value
(in thousands)
Within one year	$19,174
After one year through five years	18,301
After five years through ten years	1,556
After ten years	262
Total	$39,293

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2016:
Certificates of deposit	$1	$3,586
Federal Government Sponsored Enterprise notes	3	1,852
Mutual funds	102	4,990
Equity	109	2,354
Municipal bonds	2	4,957
Total	$217	$17,739
July 31, 2015:
Certificates of deposit	$2	$2,194
International agency notes	1	1,119
Mutual funds	18	4,982
Straight Path Communications Inc. common stock	563	1,523
Municipal bonds	3	3,466
Total	$587	$13,284

At April 30, 2016 and July 31, 2015, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2016
Assets:
Available-for-sale securities	$10,073	$36,564	$—	$46,637
Foreign exchange forward contracts	—	46	—	46
Total	$10,073	$36,610	$—	$46,683
Liabilities:
Foreign exchange forward contracts	$—	$—	$—	$—
July 31, 2015
Assets:
Available-for-sale securities	$6,505	$33,782	$—	$40,287
Foreign exchange forward contracts	—	38	—	38
Total	$6,505	$33,820	$—	$40,325
Liabilities:
Foreign exchange forward contracts	$—	$39	$—	$39

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At April 30, 2016 and July 31, 2015, the Company had $8.1 million and $9.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method; therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, notes payable—current portion and other current liabilities. At April 30, 2016 and July 31, 2015, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, notes payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2016 and July 31, 2015, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at April 30, 2016 and July 31, 2015 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $5.4 million and $3.4 million at April 30, 2016 and July 31, 2015, respectively, which the Company believes was not impaired.

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

The Company’s outstanding contracts at April 30, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000
October 2016	500,000	4,087,318

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

Asset Derivatives	Balance Sheet Location	April 30, 2016	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current assets	$46	$38

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

Liability Derivatives	Balance Sheet Location	April 30, 2016	July 31, 2015
		(in thousands)
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forward contracts	Other current liabilities	$—	$39

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2016	2015	2016	2015
		(in thousands)
Foreign exchange forward contracts	Other income (expense), net	$156	$—	$(68)	$—

Note 6—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2016
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2015	$133,831	$1,109	$134,940
Dividends declared ($0.56 per share)	(12,983)	—	(12,983)
Restricted Class B common stock purchased from employees	(134)	—	(134)
Repurchases of Class B common stock through repurchase program	(4,639)	—	(4,639)
Exercise of subsidiary stock options	—	9	9
Stock issued for matching contributions to the 401(k) Plan	1,411	—	1,411
Distributions to noncontrolling interests	—	(1,545)	(1,545)
Stock-based compensation	2,317	—	2,317
Comprehensive income:
Net income	12,496	1,445	13,941
Other comprehensive loss	(1,553)	—	(1,553)
Comprehensive income	10,943	1,445	12,388
Balance, April 30, 2016	$130,746	$1,018	$131,764

Dividend Payments

In the nine months ended April 30, 2016, the Company paid aggregate cash dividends of $0.56 per share on its Class A common stock and Class B common stock, or $13.0 million in total. In the nine months ended April 30, 2015, the Company paid aggregate cash dividends of $1.85 per share on its Class A common stock and Class B common stock, or $43.2 million in total. The aggregate cash dividends  in the nine months ended April 30, 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

In June 2016, the Company’s Board of Directors declared a dividend of $0.19 per share for the third quarter of fiscal 2016 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about June 17, 2016 to stockholders of record as of the close of business on June 13, 2016.

Stock Repurchases

The Company had a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. On January 22, 2016, the Company’s Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of the Company’s Class B common stock and cancelled the previous stock repurchase program, which had 4.6 million shares remaining available for repurchase. In the nine months ended April 30, 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. In the nine months ended April 30, 2015, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. At April 30, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2016 and 2015, the Company paid $0.1 million and $0.3 million, respectively, to repurchase 11,250 and 16,330 shares of Class B common stock, respectively, that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

401(k) Plan Matching Contributions

The Company contributed 94,712 and 70,843 shares of its Class B common stock to the Company’s 401(k) Plan for matching contributions in the nine months ended April 30, 2016 and 2015, respectively. The Company’s cost for contributions to the 401(k) Plan was $1.4 million and $1.3 million in the nine months ended April 30, 2016 and 2015, respectively.

2015 Stock Option and Incentive Plan

On December 14, 2015, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares.

Stock Option Modification in connection with the Zedge Spin-Off

On June 7, 2016, in connection with the Zedge Spin-Off, the Compensation Committee of the Company’s Board of Directors approved a $2.25 reduction in the exercise price of each outstanding option to purchase the Company’s Class B common stock. The Company accounted for the reduction in the exercise price of the Company’s outstanding stock options as a modification. The Company determined that there was no incremental value from the modification, therefore, the Company was not required to record a stock-based compensation charge.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Basic weighted-average number of shares	22,635	23,034	22,790	22,867
Effect of dilutive securities:
Stock options	—	20	—	33
Non-vested restricted Class B common stock	45	414	26	359
Diluted weighted-average number of shares	22,680	23,468	22,816	23,259

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	264	15	265	166

Note 8—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date. In January 2016, the maturity date was extended to January 31, 2018. At April 30, 2016 and July 31, 2015, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At April 30, 2016 and July 31, 2015, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $85.1 million and $90.1 million, respectively.

Note 9—Accumulated Other Comprehensive (Loss) Income

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized (Loss) Gain on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2015	$(575)	$1,346	$771
Other comprehensive income (loss) attributable to IDT Corporation before reclassifications	992	(2,002)	(1,010)
Less: reclassification for gain included in net income	(543)	—	(543)	Other income (expense), net
Net other comprehensive income (loss) attributable to IDT Corporation	449	(2,002)	(1,553)
Balance, April 30, 2016	$(126)	$(656)	$(782)

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

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Prior to the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. All Other also includes the Company’s real estate holdings and other, smaller, businesses. Until the sale of Fabrix in October 2014, All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended April 30, 2016
Revenues	$350,399	$1,682	$3,073	$—	$355,154
Income (loss) from operations	6,319	351	1,804	(2,798)	5,676
Gain on sale of interest in Fabrix Systems Ltd.	—	—	1,086	—	1,086

Three Months Ended April 30, 2015
Revenues	$379,139	$2,098	$2,693	$—	$383,930
Income (loss) from operations	5,602	324	1,584	(5,040)	2,470
Gain on sale of interest in Fabrix Systems Ltd.	—	—	1,235	—	1,235

Nine Months Ended April 30, 2016
Revenues	$1,112,779	$5,277	$10,130	$—	$1,128,186
Income (loss) from operations	22,346	980	4,079	(7,427)	19,978
Gain on sale of interest in Fabrix Systems Ltd.	—	—	1,086	—	1,086

Nine Months Ended April 30, 2015
Revenues	$1,171,897	$6,652	$12,432	$—	$1,190,981
Income (loss) from operations	18,142	985	77,520	(10,834)	85,813
Gain on sale of interest in Fabrix Systems Ltd.	—	—	76,864	—	76,864

Note 11—Commitments and Contingencies

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

Purchase Commitments

The Company had purchase commitments of $1.9 million at April 30, 2016.

Letters of Credit

At April 30, 2016, the Company had letters of credit outstanding totaling $0.2 million for IDT Telecom’s business. The letters of credit outstanding at April 30, 2016 expire in the twelve month period ending April 30, 2017.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2016, the Company had aggregate performance bonds of $13.3 million outstanding.

Customer Deposits

At April 30, 2016 and July 31, 2015, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $96.1 million and $84.5 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At April 30, 2016 and July 31, 2015, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.1 million and $7.5 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	April 30, 2016	July 31, 2015
	(in thousands)
IDT Financial Services customer deposits	$99,456	$87,613
Related to letters of credit	169	3,163
Other	221	259
Total restricted cash and cash equivalents	$99,846	$91,035

Note 12—Other Operating Losses

The following table summarizes the other operating losses by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Telecom Platform Services-loss on disposal of property, plant and equipment	$—	$—	$(326)	$—
Corporate-losses related to legal matters	—	(1,552)	—	(1,552)
Total other operating losses	$—	$(1,552)	$(326)	$(1,552)

The loss on disposal of property, plant and equipment in the nine months ended April 30, 2016 was due to the write-off of capitalized costs of certain projects that were terminated prior to completion.

Note 13—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2016	2015	2016	2015
	(in thousands)
Foreign currency transaction gains (losses)	$571	$(1,865)	$(1,687)	$(776)
Gain (loss) on marketable securities	—	4	543	(54)
(Loss) gain on investments	(457)	196	(377)	1,655
Other	6	313	798	112
Total other income (expense), net	$120	$(1,352)	$(723)	$937

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

Note 15—IDT Financial Services Ltd. Recent Transactions

In December 2015, MasterCard Europe released a security deposit in the amount of $4.7 million made by IDT Financial Services Ltd. At July 31, 2015, this security deposit was included in “Other assets” in the accompanying consolidated balance sheet.

On November 2, 2015, Visa Inc. entered into an agreement to acquire Visa Europe Limited subject to regulatory approvals. IDT Financial Services Ltd. is a member of Visa Europe and, if the transaction is consummated, will receive part of the consideration from the intended sale. On April 21, 2016, Visa Inc. announced that, in response to feedback received from the European Commission, Visa Inc. and Visa Europe reached a preliminary agreement to amend their agreement. Pursuant to the original agreement, Visa Inc. would have paid for the acquisition in two tranches. The first tranche will include cash and preferred stock convertible into Visa Inc. Class A common stock. Visa Europe estimated that IDT Financial Services Ltd. will receive, subject to adjustment, €4.7 million ($5.4 million at April 30, 2016) in cash and €1.6 million ($1.9 million at April 30, 2016) in Visa Inc. preferred stock. The second tranche was a potential earn-out, subject to certain achievements that if fulfilled, would have been paid in 2020. In the amendment to the agreement, which remains subject to the negotiation of definitive documentation of the amendment, the parties agreed to eliminate the earn-out portion of the consideration. Instead of an earn-out, the cash consideration payable will be increased by €1.75 billion ($2.0 billion at April 30, 2016), of which €750 million ($859.0 million at April 30, 2016) will be payable upon closing and €1.0 billion ($1.1 billion at April 30, 2016), plus 4% compound annual interest, will be payable on the third anniversary of closing. The transaction remains subject to regulatory approval. The closing may extend beyond the end of the second quarter of calendar 2016. The amount of consideration expected to be received is preliminary, the amounts may change, and the closing of the transaction cannot be assured. The Visa Inc. preferred stock would become fully convertible into Class A common stock of Visa Inc. twelve years after the closing. Beginning four years after closing, Visa Inc. will assess whether it is appropriate to effect a partial conversion. In addition, there will be restrictions on transferring the preferred stock until it is converted into Class A common stock. The preferred stock may only be transferred to other Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. Also, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available.

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

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. Prior to the Zedge Spin-Off, All Other included Zedge, Inc., or Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. All Other also includes our real estate holdings and other, smaller, businesses. Until the sale of Fabrix Systems Ltd., or Fabrix, in October 2014, All Other included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

On June 1, 2016, we completed the Zedge Spin-Off, which was a pro rata distribution of the common stock we held in our subsidiary Zedge to our stockholders of record as of the close of business on May 26, 2016. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Zedge Spin-Off, each of our stockholders received one share of Zedge Class A common stock for every three shares of our Class A common stock, and one share of Zedge Class B common stock for every three shares of our Class B common stock, held of record as of the close of business on May 26, 2016. We received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off two business units to our stockholders. The three separate companies are expected to consist of (1) IDT Telecom, (2) Zedge and (3) other holdings. The reorganization and the specific components are subject to change and both internal and third party contingencies, and must receive final approval from our Board of Directors and certain third parties. We continue to advance the effort on the remainder of the reorganization.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.1% and 99.0% of our total revenues in the nine months ended April 30, 2016 and 2015, respectively.

Telecom Platform Services, which represented 99.5% and 99.4% of IDT Telecom’s total revenues in the nine months ended April 30, 2016 and 2015, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

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

520 Broad Street Building Leases

We own our headquarters building and parking garage located at 520 Broad Street, Newark, New Jersey. In April 2016, we entered into two leases for space in the building. The first lease is for a portion of the sixth floor for an eleven year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. The leases will commence after the completion of our work to prepare the space for the tenant’s possession.

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

Results of Operations

Three and Nine Months Ended April 30, 2016 Compared to Three and Nine Months Ended April 30, 2015

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues
Telecom Platform Services	$350.4	$379.1	$(28.7)	(7.6)%	$1,112.8	$1,171.9	$(59.1)	(5.0)%
Consumer Phone Services	1.7	2.1	(0.4)	(19.8)	5.3	6.6	(1.3)	(20.7)
Total revenues	$352.1	$381.2	$(29.1)	(7.6)%	$1,118.1	$1,178.5	$(60.4)	(5.1)%

Revenues. IDT Telecom revenues decreased in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2016 and 2015 by business vertical consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$/#	%	2016	2015	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$164.5	$183.0	$(18.5)	(10.1)%	$506.9	$550.1	$(43.2)	(7.9)%
Wholesale Carrier Services	123.3	134.9	(11.6)	(8.6)	418.6	439.4	(20.8)	(4.7)
Payment Services	55.0	51.7	3.3	6.5	163.8	152.6	11.2	7.3
Hosted Platform Solutions	7.6	9.5	(1.9)	(20.1)	23.5	29.8	(6.3)	(21.0)
Total Telecom Platform Services revenues	$350.4	$379.1	$(28.7)	(7.6)%	$1,112.8	$1,171.9	$(59.1)	(5.0)%
Minutes of use
Retail Communications	2,051	2,318	(267)	(11.5)%	6,291	7,172	(881)	(12.3)%
Wholesale Carrier Services	4,763	4,642	121	2.6	14,380	14,415	(35)	(0.2)
Hosted Platform Solutions	157	187	(30)	(16.0)	495	574	(79)	(13.7)
Total minutes of use	6,971	7,147	(176)	(2.5)%	21,166	22,161	(995)	(4.5)%
Average revenue per minute
Retail Communications	$0.0802	$0.0790	$0.0012	1.6%	$0.0806	$0.0767	$0.0039	5.1%
Wholesale Carrier Services	0.0259	0.0291	(0.0032)	(11.0)	0.0291	0.0305	(0.0014)	(4.5)

Retail Communications’ revenue decreased 10.1% and 7.9% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 4.5% and 1.9% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015, due primarily to a decline in minutes of use and revenue from calls terminating in Mexico. Following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico has declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans. In addition, the decrease in Retail Communications’ revenue in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 was due to continuing revenue declines in Europe, South America and Asia, and continuing revenue declines from traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 11.5% and 12.3% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015 because of decreases in Boss Revolution and traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe and Asia in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015. Minutes of use in South America decreased in the three months ended April 30, 2016 compared to the similar period in fiscal 2015, although South America’s minutes of use increased in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015. We intend to launch a new version of the Boss Revolution app including peer-to-peer voice calling and instant messaging in the third calendar quarter of 2016. We expect the updated app will increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenue comprised 45.6% and 46.9% of Telecom Platform Services’ revenue in the nine months ended April 30, 2016 and 2015, respectively.

Wholesale Carrier Services’ revenue decreased 8.6% and 4.7% in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015. In the three months ended April 30, 2016 compared to the similar period in fiscal 2015, the traffic mix shifted towards lower revenue per minute destinations and certain exchange rate driven arbitrage-pricing opportunities in Latin America continued to decline. In the nine months ended April 30, 2016 compared to the similar period in fiscal 2015, most of the decrease in Wholesale Carrier Services’ revenue was due to the decline in the exchange rate driven arbitrage-pricing opportunities in Latin America. In the three months ended April 30, 2016 compared to the similar period in fiscal 2015, Wholesale Carrier Services’ minutes of use increased 2.6%, and average revenue per minute decreased 11.0%. In the nine months ended April 30, 2016 compared to the similar period in fiscal 2015, Wholesale Carrier Services’ minutes of use decreased 0.2% and average revenue per minute decreased 4.5%. Wholesale Carrier Services’ revenue comprised 37.6% and 37.5% of Telecom Platform Services’ revenue in the nine months ended April 30, 2016 and 2015, respectively.

Payment Services’ revenue increased 6.5% and 7.3% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015 due to an increase in international airtime top-up revenue, as well as increases in revenue from our international money transfer service and IDT Financial Services Ltd., our Gibraltar-based bank. At April 30, 2016, we had money transmitter licenses in 45 of the 47 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C., and have an application pending in one additional state. Future growth is expected from geographic expansion of our international money transfer service, which is currently operating in only a dozen states, as well as from the recent addition of international airtime top-up and money transfer to the Boss Revolution mobile app. Payment Services’ revenue comprised 14.7% and 13.0% of Telecom Platform Services’ revenue in the nine months ended April 30, 2016 and 2015, respectively.

Hosted Platform Solutions’ revenue declined 20.1% and 21.0% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015. The declines were due to decreases in revenues from managed services and from our cable telephony business. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. In addition, several of our other managed services operators are continuing to experience attrition in their customer base. Hosted Platform Solutions’ revenue comprised 2.1% and 2.6% of Telecom Platform Services’ revenue in the nine months ended April 30, 2016 and 2015, respectively. Hosted Platform Solutions minutes of use decreased 16.0% and 13.7% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015, primarily as a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a significant metric for evaluating that business’ performance.

Consumer Phone Services revenues declined 19.8% and 20.7% in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 4,400 at April 30, 2016 compared to 5,300 at April 30, 2015. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 19,100 at April 30, 2016 compared to 24,000 at April 30, 2015. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$292.2	$315.2	$(23.0)	(7.3)%	$934.2	$984.2	$(50.0)	(5.1)%
Consumer Phone Services	0.7	1.0	(0.3)	(27.8)	2.3	3.1	(0.8)	(24.0)
Total direct cost of revenues	$292.9	$316.2	$(23.3)	(7.4)%	$936.5	$987.3	$(50.8)	(5.1)%

	Three months ended April 30,			Nine months ended April 30,
	2016	2015	Change	2016	2015	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	83.4%	83.1%	0.3%	84.0%	84.0%	—%
Consumer Phone Services	42.3	47.0	(4.7)	44.7	46.6	(1.9)
Total	83.2%	83.0%	0.2%	83.8%	83.8%	—%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 mainly due to the 2.5% and 4.5% decrease in Telecom Platform Services’ minutes of use in the three and nine months ended April 30, 2016, respectively, compared to the similar periods in fiscal 2015. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 30 basis points in the three months ended April 30, 2016 compared to the similar period in fiscal 2015 primarily as a result of increases in Retail Communications’ and Wholesale Carrier Services’ direct cost of revenues as a percentage of revenues in the three months ended April 30, 2016 compared to the similar period in fiscal 2015. Direct cost of revenues as a percentage of revenues in Telecom Platform Services was unchanged in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015 primarily as a result of the 5.1% increase in Retail Communications’ average revenue per minute in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015, offset by the 4.5% decrease in Wholesale Carrier Services’ average revenue per minute in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015.

Direct cost of revenues in our Consumer Phone Services segment decreased the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 primarily as a result of the declining customer base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$46.7	$48.6	$(1.9)	(3.9)%	$141.7	$150.3	$(8.6)	(5.7)%
Consumer Phone Services	0.6	0.8	(0.2)	(21.4)	1.9	2.5	(0.6)	(24.3)
Total selling, general and administrative expenses	$47.3	$49.4	$(2.1)	(4.2)%	$143.6	$152.8	$(9.2)	(6.0)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 primarily due to decreases in employee compensation, marketing and advertising costs, and call center expenses. The decrease in employee compensation was the result of the headcount reductions in fiscal 2015 that were partially offset by annual payroll increases. Marketing and advertising costs in each of the first three quarters of fiscal 2016 were lower than in any quarter in fiscal 2015, although marketing and advertising costs in the three months ended April 30, 2016 increased compared to the prior quarter. The decrease in selling, general and administrative expenses in our Telecom Platform Services segment in the three months ended April 30, 2016 compared to the similar period in fiscal 2015 was also due to a decrease in legal fees, and a decrease in commission expense contributed to the decrease in selling, general and administrative expenses in our Telecom Platform Services segment in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses increased to 13.3% from 12.8% in the three months ended April 30, 2016 and 2015, respectively, and decreased to 12.7% from 12.8% in the nine months ended April 30, 2016 and 2015, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.9	$4.1	$0.8	20.9%	$14.0	$11.8	$2.2	18.6%
Consumer Phone Services	—	—	—	—	—	—	—	—
Total depreciation and amortization	$4.9	$4.1	$0.8	20.9%	$14.0	$11.8	$2.2	18.6%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Severance expense
Telecom Platform Services	$0.2	$5.6	$(5.4)	(95.9)%	$0.2	$7.5	$(7.3)	(96.9)%
Consumer Phone Services	—	—	—	—	—	—	—	—
Total severance expense	$0.2	$5.6	$(5.4)	(95.9)%	$0.2	$7.5	$(7.3)	(96.9)%

Severance expense. Severance expense in the three and nine months ended April 30, 2016 was due to a downsizing of Retail Communications in Europe. Severance expense in the three months ended April 30, 2015 was due to a reduction in our workforce in February and March 2015. Severance expense in the nine months ended April 30, 2015 also included $1.9 million due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S. in the first quarter of fiscal 2015.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Other operating loss
Telecom Platform Services	$—	$—	$—	—	$0.3	$—	$0.3	nm
Consumer Phone Services	—	—	—	—	—	—	—	—
Total other operating loss	$—	$—	$—	—	$0.3	$—	$0.3	nm

nm—not meaningful

Other operating loss. Other operating loss in the nine months ended April 30, 2016 was a loss on disposal of property, plant and equipment due to the write-off of capitalized costs of certain projects that were terminated prior to completion.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Income from operations
Telecom Platform Services	$6.3	$5.6	$0.7	12.8%	$22.3	$18.1	$4.2	23.2%
Consumer Phone Services	0.4	0.3	0.1	8.4	1.0	1.0	—	(0.6)
Total income from operations	$6.7	$5.9	$0.8	12.5%	$23.3	$19.1	$4.2	21.9%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. On June 1, 2016, we completed the Zedge Spin-Off. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In addition, Fabrix was included in All Other until it was sold in October 2014. Therefore, in fiscal 2015, All Other included two months of Fabrix’ results of operations.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues	$3.1	$2.7	$0.4	14.1%	$10.1	$12.4	$(2.3)	(18.5)%
Direct cost of revenues	(0.3)	(0.3)	—	(13.3)	(0.9)	(1.7)	0.8	47.8
Selling, general and administrative	(1.5)	(1.5)	—	5.1	(4.7)	(6.7)	2.0	29.8
Depreciation	(0.6)	(0.5)	(0.1)	(9.2)	(1.5)	(1.7)	0.2	7.0
Research and development	—	—	—	—	—	(1.7)	1.7	100.0
Gain on sale of interest in Fabrix Systems Ltd.	1.1	1.2	(0.1)	(12.1)	1.1	76.9	(75.8)	(98.6)
Income from operations	$1.8	$1.6	$0.2	14.0%	$4.1	$77.5	$(73.4)	(94.7)%

Following are the results of operations of Fabrix, which were included in All Other until it was sold in October 2014:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
Fabrix	2016	2015	$	%	2016	2015	$	%
	(in millions)
Revenues	$—	$—	$—	—%	$—	$4.2	$(4.2)	(100.0)%
Direct cost of revenues	—	—	—	—	—	0.9	(0.9)	(100.0)
Selling, general and administrative	—	—	—	—	—	0.6	(0.6)	(100.0)
Depreciation	—	—	—	—	—	0.1	(0.1)	(100.0)
Research and development	—	—	—	—	—	1.7	(1.7)	(100.0)
Income from operations	$—	$—	$—	—%	$—	$0.9	$(0.9)	(100.0)%

Revenues. The increase in All Other’s revenues in the three months ended April 30, 2016 compared to the similar period in fiscal 2015 was mostly due to an increase in Zedge’s revenues, which increased to $2.6 million in the three months ended April 30, 2016 from $2.2 million in the three months ended April 30, 2015. Excluding Fabrix’ revenues that were included in All Other in the nine months ended April 30, 2015, the increase in All Other’s revenues in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015 was primarily due to an increase in Zedge’s revenues, which increased to $8.7 million in the nine months ended April 30, 2016 from $6.6 million in the nine months ended April 30, 2015. The increase in Zedge’s revenues in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 was driven by continued user growth and increased customer engagement.

Direct Cost of Revenues. Direct cost of revenues in All Other in the three months ended April 30, 2016 and 2015 were incurred by Zedge and were basically unchanged in the three months ended April 30, 2016 compared to the similar period in fiscal 2015. The decrease in direct cost of revenues in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015 was primarily due to the sale of Fabrix in October 2014. Direct cost of revenues incurred by Zedge in the nine months ended April 30, 2016 and 2015 were $0.9 million and $0.8 million, respectively.

Selling, General and Administrative. Selling, general and administrative expense in All Other was basically unchanged in the three months ended April 30, 2016 compared to the similar period in fiscal 2015. The decrease in selling, general and administrative expense in All Other in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015was primarily due to a decrease in Zedge’s stock-based compensation expense as well as the sale of Fabrix in October 2014.

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In the three months ended April 30, 2016 and 2015, we recorded gain on the sale of our interest in Fabrix of $1.1 million and $1.2 million, respectively, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs. We recorded gain on the sale of our interest in Fabrix of $1.1 million and $76.9 million in the nine months ended April 30, 2016 and 2015, respectively.

Income from operations. Income from operations in All Other increased in the three months ended April 30, 2016 compared to the similar period in fiscal 2015. Included in income from operations in the three months ended April 30, 2016 compared to the similar period in fiscal 2015 was an increase in Zedge’s income from operations from $0.1 million in the three months ended April 30, 2015 to $0.2 million in the three months ended April 30, 2016. Income from operations in All Other decreased in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015 due to the gain on sale of interest in Fabrix of $76.9 million which was recognized in the nine months ended April 30, 2015. Excluding the gain on sale of interest in Fabrix and Fabrix’ income from operations that were included in All Other’s income from operations in the nine months ended April 30, 2015, income from operations increased from loss of $0.3 million in the nine months ended April 30, 2015 to income of $3.0 million in the nine months ended April 30, 2016 primarily due to the increase in Zedge’s income from operations in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
General and administrative expenses	$2.8	$2.9	$(0.1)	(2.0)%	$7.4	$8.7	$(1.3)	(14.1)%
Severance expense	—	0.6	(0.6)	(100.0)	—	0.6	(0.6)	(100.0)
Other operating loss	—	1.5	(1.5)	(100.0)	—	1.5	(1.5)	(100.0)
Loss from operations	$2.8	$5.0	$(2.2)	(44.5)%	$7.4	$10.8	$(3.4)	(31.5)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended April 30, 2016 compared to the similar period in fiscal 2015 was primarily due to a decrease in stock-based compensation expense. The decrease in Corporate general and administrative expenses in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015 was due to decreases in stock-based compensation expense, legal fees and insurance expense, partially offset by an increase in employee compensation expense.

Corporate general and administrative expenses in the three and nine months ended April 30, 2016 and 2015 were net of amounts billed to our former subsidiaries Genie Energy Ltd., or Genie, which was spun-off in October 2011, and Straight Path Communications Inc., or Straight Path, which was spun-off in July 2013. Straight Path utilizes other vendors for the transition services that we were providing although Straight Path may seek services from us on an ad hoc basis. The fees charged to Genie, net of amounts charged by Genie to us, were $0.4 million and $0.6 million in the three months ended April 30, 2016 and 2015, respectively, and $1.9 million and $2.2 million in the nine months ended April 30, 2016 and 2015, respectively. The fees charged to Straight Path were nil in both the three months ended April 30, 2016 and 2015. The fees charged to Straight Path were nil and $1.1 million in the nine months ended April 30, 2016 and 2015, respectively. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.8% and 0.7% in the three months ended April 30, 2016 and 2015, respectively, and 0.7% in the nine months ended April 30, 2016 and 2015.

Severance expense. Severance expense in the three and nine months ended April 30, 2015 was due to a reduction in our workforce in February and March 2015.

Other Operating Loss. Corporate’s loss from operations in the three and nine months ended April 30, 2015 included a loss of $1.5 million related to legal matters.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.7 million and $1.0 million in the three months ended April 30, 2016 and 2015, respectively, and $2.3 million and $4.0 million in the nine months ended April 30, 2016 and 2015, respectively. At April 30, 2016, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $5.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2016	2015	$	%	2016	2015	$	%
	(in millions)
Income from operations	$5.7	$2.5	$3.2	129.8%	$20.0	$85.8	$(65.8)	(76.7)%
Interest income (expense), net	0.2	—	0.2	551.9	0.9	(0.2)	1.1	608.7
Other income (expense), net	0.1	(1.4)	1.5	108.9	(0.7)	0.9	(1.6)	(177.2)
Provision for income taxes	(1.3)	—	(1.3)	nm	(6.3)	(2.3)	(4.0)	(168.0)
Net income	4.7	1.1	3.6	318.6	13.9	84.2	(70.3)	(83.4)
Net income attributable to noncontrolling interests	(0.5)	(0.5)	—	16.8	(1.4)	(1.0)	(0.4)	(44.1)
Net income attributable to IDT Corporation	$4.2	$0.6	$3.6	649.9%	$12.5	$83.2	$(70.7)	(85.0)%

nm—not meaningful

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2016	2015	2016	2015
	(in millions)
Foreign currency transaction gains (losses)	$0.6	$(1.9)	$(1.7)	$(0.8)
Gain (loss) on marketable securities	—	—	0.5	(0.1)
(Loss) gain on investments	(0.5)	0.2	(0.4)	1.7
Other	—	0.3	0.9	0.1
Total other income (expense), net	$0.1	$(1.4)	$(0.7)	$0.9

Income Taxes. The gain on the sale of our interest in Fabrix of $1.1 million and $76.9 million in the nine months ended April 30, 2016 and 2015, respectively, was recorded by a wholly-owned non-U.S. subsidiary. The gain is not taxable in the subsidiary’s tax domicile and is not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of the sale. The increase in income tax expense in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 was primarily due to the increase in income before income taxes excluding the gain on the sale of our interest in Fabrix, as well as an increase in the effective income tax rate used in the tax provision, based upon the tax rates in the jurisdictions in which the income was earned.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2016 compared to the similar periods in fiscal 2015 was due to the change in the results of operations of Zedge, which changed from a net loss in the three and nine months ended April 30, 2015 to net income in the three and nine months ended April 30, 2016. The change in the net income attributable to noncontrolling interests in the nine months ended April 30, 2016 compared to the similar period in fiscal 2015 was also due to the reduction in the net loss in Fabrix, partially offset by a decrease in net income of certain IDT Telecom subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of April 30, 2016 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2017.

At April 30, 2016, we had cash, cash equivalents and marketable securities of $147.8 million and working capital (current assets in excess of current liabilities) of $1.4 million. At April 30, 2016, we also had $8.1 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At April 30, 2016, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.1 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At April 30, 2016, we had restricted cash and cash equivalents of $99.8 million, which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include customer deposits related to IDT Financial Services Ltd. and restricted balances pursuant to banking regulatory and other requirements.

	Nine months ended April 30,
	2016	2015
	(in millions)
Cash flows provided by (used in):
Operating activities	$35.8	$27.8
Investing activities	(16.0)	(5.1)
Financing activities	(25.7)	(55.2)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(6.6)
Decrease in cash and cash equivalents	$(9.2)	$(39.1)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

In December 2015, MasterCard Europe released a security deposit in the amount of $4.7 million made by IDT Financial Services Ltd. At July 31, 2015, this security deposit was included in “Other assets” in the accompanying consolidated balance sheet.

On November 2, 2015, Visa Inc. entered into an agreement to acquire Visa Europe Limited subject to regulatory approvals. IDT Financial Services Ltd. is a member of Visa Europe and, if the transaction is consummated, will receive part of the consideration from the intended sale. On April 21, 2016, Visa Inc. announced that, in response to feedback received from the European Commission, Visa Inc. and Visa Europe reached a preliminary agreement to amend their agreement. Pursuant to the original agreement, Visa Inc. would have paid for the acquisition in two tranches. The first tranche will include cash and preferred stock convertible into Visa Inc. Class A common stock. Visa Europe estimated that IDT Financial Services Ltd. will receive, subject to adjustment, €4.7 million ($5.4 million at April 30, 2016) in cash and €1.6 million ($1.9 million at April 30, 2016) in Visa Inc. preferred stock. The second tranche was a potential earn-out, subject to certain achievements that if fulfilled, would have been paid in 2020. In the amendment to the agreement, which remains subject to the negotiation of definitive documentation of the amendment, the parties agreed to eliminate the earn-out portion of the consideration. Instead of an earn-out, the cash consideration payable will be increased by €1.75 billion ($2.0 billion at April 30, 2016), of which €750 million ($859.0 million at April 30, 2016) will be payable upon closing and €1.0 billion ($1.1 billion at April 30, 2016), plus 4% compound annual interest, will be payable on the third anniversary of closing. The transaction remains subject to regulatory approval. The closing may extend beyond the end of the second quarter of calendar 2016.The amount of consideration expected to be received is preliminary, the amounts may change, and the closing of the transaction cannot be assured. The Visa Inc. preferred stock would become fully convertible into Class A common stock of Visa Inc. twelve years after the closing. Beginning four years after closing, Visa Inc. will assess whether it is appropriate to effect a partial conversion. In addition, there will be restrictions on transferring the preferred stock until it is converted into Class A common stock. The preferred stock may only be transferred to other Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. Also, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available.

Investing Activities

Our capital expenditures were $14.0 million and $22.8 million in the nine months ended April 30, 2016 and 2015, respectively. Capital expenditures in the nine months ended April 30, 2015 were primarily due to expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We currently anticipate that total capital expenditures for the twelve month period ending April 30, 2017 will be between $18 million and $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. At April 30, 2016, we had received cash of $64.4 million and had aggregate receivables of $4.8 million, which was classified as “Receivable from sale of interest in Fabrix Systems Ltd.” in our consolidated balance sheet. In May 2016, we received the remaining $4.8 million. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In the three months ended April 30, 2016 and 2015, we recorded gain on the sale of our interest in Fabrix of $1.1 million and $1.2 million, respectively, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs. We recorded gain on the sale of our interest in Fabrix of $1.1 million and $76.9 million in the nine months ended April 30, 2016 and 2015, respectively.

In the nine months ended April 30, 2016 and 2015, we used cash of $1.9 million and $0.1 million, respectively, for additional investments.

We received $0.6 million and $0.1 million in the nine months ended April 30, 2016 and 2015, respectively, from the sale and redemption of certain of our investments.

Purchases of marketable securities were $29.8 million and $35.5 million in the nine months ended April 30, 2016 and 2015, respectively. Proceeds from maturities and sales of marketable securities were $24.2 million and $16.8 million in the nine months ended April 30, 2016 and 2015, respectively.

Financing Activities

In the nine months ended April 30, 2016, we paid aggregate cash dividends of $0.56 per share on our Class A common stock and Class B common stock, or $13.0 million in total. In the nine months ended April 30, 2015, we paid cash dividends of $1.85 per share on our Class A common stock and Class B common stock, or $43.2 million in total. The aggregate cash dividends in the nine months ended April 30, 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In June 2016, our Board of Directors declared a dividend of $0.19 per share for the third quarter of fiscal 2016 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about June 17, 2016 to stockholders of record as of the close of business on June 13, 2016.

We distributed cash of $1.5 million and $1.5 million in the nine months ended April 30, 2016 and 2015, respectively, to the holders of noncontrolling interests in certain of our IDT Telecom subsidiaries.

We received proceeds from the exercise of stock options of nil and $3.3 million in the nine months ended April 30, 2016 and 2015, respectively.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date. In January 2016, the maturity date was extended to January 31, 2018. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At April 30, 2016, there were no amounts borrowed or utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $85.1 million. We intend to borrow under the facility from time to time. In the nine months ended April 30, 2015, IDT Telecom repaid $13.0 million, which was the outstanding principal at the time.

Repayments of other borrowings were $0.2 million in the nine months ended April 30, 2015.

In the nine months ended April 30, 2016 and 2015, we paid $0.1 million and $0.3 million, respectively, to repurchase 11,250 and 16,330 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We had a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. In the nine months ended April 30, 2016, we repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. In the nine months ended April 30, 2015, we repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program, which had 4.6 million shares remaining available for repurchase. At April 30, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable decreased to $57.5 million at April 30, 2016 from $64.2 million at July 31, 2015 due to a $6.8 million decrease in IDT Telecom’s gross trade accounts receivable balance, partially offset by a $0.2 million increase in Zedge’s gross trade accounts receivable balance.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 7.0% at April 30, 2016 and 8.8% at July 31, 2015 as a result of a 28.7% decline in the allowance balance and a 10.4% decrease in the gross trade accounts receivable balance.

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

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments at April 30, 2016:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$6.7	$3.3	$2.1	$1.2	$0.1
Revolving credit unused commitment fee	0.2	0.1	0.1	—	—
Purchase commitments	1.9	1.9	—	—	—
Total contractual obligations	$8.8	$5.3	$2.2	$1.2	$0.1

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$0.2	$0.2	$—	$—	$—

(1)	The above table does not include an aggregate of $13.3 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with the Zedge Spin-Off in June 2016, we and Zedge entered into various agreements prior to the Zedge Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Zedge after the Zedge Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Zedge with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Zedge Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify Zedge and Zedge indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, Zedge indemnifies us from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business accruing after the Zedge Spin-Off, and we indemnify Zedge from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business with respect to taxable periods ending on or before the Zedge Spin-Off.

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2016, we had aggregate performance bonds of $13.3 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 30% of our consolidated revenues for the nine months ended April 30, 2016 and 2015. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

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

Our outstanding contracts at April 30, 2016 were as follows:

Settlement Date	U.S. Dollar Amount	NOK Amount
May 2016	1,000,000	8,238,600
July 2016	1,000,000	8,200,000
October 2016	500,000	4,087,318

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At April 30, 2016, the carrying value of our marketable securities and investments in hedge funds was $46.6 million and $8.1 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The secure maintenance and transmission of our and our customers’ information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2016:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-29, 2016	—	$—	—	8,000,000
March 1–31, 2016	—	$—	—	8,000,000
April 1–30, 2016	—	$—	—	8,000,000
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2016	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 9, 2016	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

