Form 10-K
period 2016-07-31
IDT CORP
filed 2016-10-14
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2016,

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 29, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $12.70 per share, as reported on the New York Stock Exchange, was approximately $254.5 million.

As of October 10, 2016, the registrant had outstanding 21,473,945 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 3,932,461 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 14, 2016, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2016 refers to the fiscal year ended July 31, 2016).

Item 1.  Business.

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses, with IDT Telecom’s revenues representing 99.2% of our total revenues in fiscal 2016. IDT Telecom’s primary businesses market and distribute multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;
●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer; and
●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

Our Retail Communications vertical provides prepaid international long distance calling services primarily to foreign-born and underbanked consumers in the United States, with smaller retail operations serving customers in Europe, Asia, South America and Canada. Retail Communications offerings include our flagship ‘Boss Revolution’ branded PIN-less international long distance prepaid calling offerings as well as traditional, disposable hard cards sold under a variety of brands. In the United States, the majority of our customers purchase Retail Communications offerings through one of our more than 35,000 Boss Revolution authorized resellers. These resellers are typically small, independent retailers serving foreign-born communities. Boss Revolution customers can also purchase calling services directly through our IVR (Interactive Voice Response) system, website (www.bossrevolution.com), or mobile app available free on both the iTunes App Store and on Google Play.

Our Wholesale Carrier Services business terminates international long distance calls for our retail customers and for other telecommunications companies, service providers, and resellers around the world. Our wholesale telecommunications network is comprised of interconnections that link virtually every country and significant carrier in the world.

Our Payment Services vertical includes international mobile top-up (IMTU) offerings sold through our retail network or directly from the Boss Revolution website and mobile app, as well as our Boss Revolution international money transfer and National Retail Solutions business. IMTU is sold under the Boss Revolution brand as well as through mobile operator top-up cards sold by Boss Revolution resellers. Our Boss Revolution international money transfer business includes remittances from the United States to 49 countries offered through certain Boss Revolution resellers as well as the Boss Revolution online/mobile platform. Our National Retail Solutions business provides point of sale (POS) terminals and related services, including consumer rewards programs, credit card processing and coupon program participation to independent retailers in the U.S. The Payment Services vertical also includes IDT Financial Services Ltd., our Gibraltar-based bank, that issues prepaid debit cards to program managers across the European Economic Area.

Our Hosted Platform Solutions’ vertical includes voice over Internet protocol (VoIP) based offerings including cloud based telephony and SIP Trunking services under the Net2Phone and Picup brands, and residential telephony services provisioned to cable television providers under the Net2Phone Cable Telephony brand. Hosted Platform Solutions’ offerings are delivered through several channels including cable operators (Net2Phone Cable Telephony) value added resellers (VARs), service providers, telecom agents and managed service providers (MSPs).

In addition, IDT Telecom operates a business that provides bundled local/long distance residential phone service in 11 states under the brand name IDT America.

Outside of our core telecommunications business, we also hold commercial real estate including our headquarters building and associated garage in Newark, New Jersey and an operations facility in Piscataway, New Jersey.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (973) 438-1000 and our corporate web site’s home page is www.idt.net.

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

         – We purchase a majority interest in Fabrix Systems Ltd., or Fabrix.

         – We purchase a majority stake in Zedge, Inc. (formerly Zedge Holdings, Inc.), or Zedge, which provides one of the most popular content platforms for mobile device personalization including ringtones, wallpapers, home screen icons and notification sounds.

2008 – We enter the oil and gas exploration business with the acquisition of E.G.L. Oil Shale and are granted a license to explore for oil shale in Israel.

         – We launch Boss Revolution PIN-less, a pay-as-you-go international calling service. Boss Revolution has since become our flagship brand, and the Boss Revolution platform has been expanded to include payment offerings.

2009 – We spin-off our CTM Media Holdings subsidiary to stockholders. CTM Media Holdings has been renamed IDW Media Holdings and is traded on the over-the-counter market with the ticker symbol “IDWM”.

2011 – We spin-off our Genie Energy Ltd. subsidiary, which holds retail energy and oil and gas exploration businesses, to stockholders. Genie Energy is listed on the NYSE with the ticker symbols “GNE” and “GNE-PRA”.

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

2014 – We sell our 78% stake in Fabrix to Ericsson for $69 million as part of Ericsson’s purchase of Fabrix for $95 million.

2015 – We become the first U.S.-based telecommunications company to terminate international long distance voice traffic directly to Cuba.

2016 – We spin-off our Zedge, Inc. subsidiary to stockholders. Zedge is listed on the NYSE MKT with the ticker symbol “ZDGE”.

         – We launch National Retail Solutions to provide POS-based services to independent retailers in the United States.

DIVIDENDS AND DISTRIBUTIONS

We have made quarterly distributions to the holders of our Class A and Class B common stock since fiscal 2011. In fiscal 2016, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.4 million in total as detailed below. In fiscal 2015, we paid aggregate cash dividends of $2.03 per share on our Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively, to return to our stockholders a portion of the proceeds from the sale of Fabrix.

●	On October 15, 2015, we paid an ordinary cash dividend of $0.18 per share for the fourth quarter of fiscal 2015;
●	On December 18, 2015, we made an ordinary cash dividend of $0.19 per share for the first quarter of fiscal 2016;
●	On March 25, 2016, we paid an ordinary cash dividend of $0.19 per share for the second quarter of fiscal 2016; and
●	On June 17, 2016, we made an ordinary cash dividend of $0.19 per share for the third quarter of fiscal 2016.

On September 27, 2016, we declared a dividend of $0.19 per share for the fourth quarter of fiscal 2016 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about October 20, 2016 to stockholders of record as of the close of business on October 11, 2016.

We expect to continue making regular quarterly distributions commensurate with our cash generation and financial resources, business outlook and growth strategy.

OUR STRATEGY

History and Background

Since our founding, we have focused on value creation by leveraging potentially disruptive telecommunications, payment and other technologies to challenge entrenched business models. Outside of our core businesses, we have sought to select and incubate promising early stage businesses and, in some cases, have sold those businesses or spun them off to our stockholders.

In 2007 and 2008, in response to a long-term, industry-wide decline in the sale of prepaid, disposable calling cards, which was our dominant offering at the time, we initiated a fundamental restructuring of our businesses. We right-sized corporate overhead, reduced network costs at IDT Telecom, streamlined our operations, and refocused on the growth and profitability of our core telecommunications businesses. In 2009, 2011, 2013 and 2016, we spun off to our stockholders non-core businesses, CTM Media, Genie Energy, Straight Path Communications, and Zedge, respectively. In October 2014, we completed the sale of our interest in Fabrix, a network storage and processing technology business, to Ericsson for $69 million in cash as part of Ericsson’s purchase of Fabrix for $95 million.

Within IDT Telecom, we have reduced the cost of our infrastructure while leveraging our VoIP expertise and large retail network to develop new products and services. We also sharpened our retail focus to provide high-quality, cost-effective communications and payment services primarily to foreign-born consumers. This is a rapidly growing demographic and a historically underserved market that includes significant numbers of unbanked and under-banked consumers.

As part of our effort to meet the changing demands of our target demographic, in 2008 we launched Boss Revolution PIN-less, a pay-as-you-go international long distance voice service. The service grew rapidly and eventually overtook sales of our traditional, disposable prepaid calling cards. We believe that Boss Revolution PIN-less has become the nation’s leading pay-as-you-go international calling service. We subsequently developed and introduced complementary payment services over the Boss Revolution platform, including international and domestic airtime top-up, gift cards, domestic bill payment and an international money transfer service. These additions represent significant milestones toward our goal of offering a comprehensive suite of voice and payment products under a single, global brand and platform targeted to under-banked, foreign-born consumers.

To simplify the Boss Revolution PIN-less calling experience and expand its reach, we introduced our Boss Revolution mobile app in 2013. The app is free to the consumer and is distributed through both the iTunes and Google Play app stores. In 2014, we deployed the Boss Revolution app for retailers. Our retail app enables a qualified individual in the United States with an Android or iOS smartphone to become a Boss Revolution retailer and to manage their Boss Revolution account virtually anywhere, anytime. We expect our retailer app to be replaced at the end of calendar 2016 and replaced with a Boss Revolution retailer portal that can accessed via the web browser on a mobile device.

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

Recent Strategic Developments

In August 2015, our Board of Directors approved a plan to reorganize into three separate entities by spinning off two business units to our stockholders, one of which was Zedge, which we completed on June 1, 2016. The remaining components of the reorganization are subject to change as well as both internal and third-party contingencies, and must receive final approval from our Board of Directors and certain third-parties. We continue to advance the effort on the remainder of the reorganization.

IDT Telecom

IDT Telecom’s largest offerings including its Boss Revolution prepaid PIN-less calling services and wholesale termination business face intense competitive pressures on revenues and margins. In response, IDT Telecom is pursuing a multi-pronged strategy that includes:

●	Reducing the cost of operating our network, streamlining operations, and right sizing overhead;
●	Expanding our national network of 35,000+ Boss Revolution retailers;
●	Building the Boss Revolution brand through direct to consumer marketing, promotions, and rewards programs;
●	Bringing new communications and payment services to the Boss Revolution platform and mobile app to create new sources of revenue;
●	Utilizing our direct and indirect sales force to deepen market penetration in certain foreign-born communities, focusing on geographies and ethnic communities where we have not traditionally been a leading provider;
●	Building on the early success of our Net2Phone brand's enterprise offerings including Session Initiation Protocol, or SIP, trunking and hosted private branch exchange, or PBX, services;
●	Investing to expand our early-stage international money transfer business with a focus on increasing the number of originating agents in the United States and our direct to consumer efforts via mobile; and
●	Investing in our National Retail Solutions business which provides merchant service offerings through point of sale (POS) terminals enabling independent retailers to participate in national coupon and other consumer goods promotional offerings, offer rewards programs, and access additional POS network benefits.

BUSINESS DESCRIPTION

IDT TELECOM

IDT Telecom is comprised of two reportable segments, Telecom Platform Services and Consumer Phone Service. Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. In fiscal 2016, IDT Telecom had revenues of $1,484.8 million, representing 99.2% of our total consolidated revenues, and income from operations of $32.4 million, as compared with revenues of $1,581.3 million and income from operations of $28.3 million in fiscal 2015.

TELECOM PLATFORM SERVICES

Our Telecom Platform Services segment, which represented 99.5% and 99.4% of IDT Telecom’s total revenues in fiscal 2016 and fiscal 2015, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;
●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer; and
●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

During fiscal 2016, our Telecom Platform Services segment generated $1,477.9 million in revenues worldwide and income from operations of $31.2 million, as compared with revenues of $1,572.7 million and income from operations of $27.0 million in fiscal 2015.

Retail Communications

Retail Communications’ revenue was $672.2 million in fiscal 2016 compared to $735.0 million in fiscal 2015 (45.5% and 46.7% of Telecom Platform Services’ revenue in fiscal 2016 and fiscal 2015, respectively).

The majority of Retail Communications’ sales are generated by the Boss Revolution PIN-less international calling service. Other smaller lines of business contribute to Retail Communications sales, including (1) traditional, disposable prepaid calling cards sold under a variety of brand names both domestically and overseas, (2) private label and IDT branded prepaid and point of sale activated calling cards sold to large retailers, medium sized retail chains (e.g. supermarkets, drug stores), and smaller grocery stores and similar outlets, and (3) our PennyTalk international calling service. Other revenues generated using our Boss Revolution platform, including airtime top-up and international money transfer are reflected in the Payment Services vertical discussed below.

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

Wholesale Carrier Services

Wholesale Carrier Services’ revenue was $555.1 million in fiscal 2016 compared to $590.9 million in fiscal 2015 (37.6% and 37.6% of Telecom Platform Services’ revenue in fiscal 2016 and fiscal 2015, respectively).

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

IDT Telecom terminated 28.3 billion minutes in fiscal 2016, as compared to 29.3 billion minutes in fiscal 2015, making us one of the largest carriers of international long distance minutes worldwide. Wholesale Carrier Services accounted for 19.2 billion minutes and 19.4 billion minutes of the total IDT Telecom minutes in fiscal 2016 and fiscal 2015, respectively.

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

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2016, Wholesale Carrier Services had more than 3,000 customers. IDT Telecom has over 600 carrier relationships globally.

Wholesale Carrier Services’ revenue is generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

Payment Services

Payment Services’ revenue was $219.2 million in fiscal 2016 compared to $208.3 million in fiscal 2015 (14.8% and 13.3% of Telecom Platform Services’ revenue in fiscal 2016 and fiscal 2015, respectively).

The majority of Payment Services’ revenue is generated by international airtime top-up. Other products and services in this vertical include domestic airtime top-up, gift cards sold in the United States and Europe, domestic bill pay service, our international money transfer service and the operations of our Gibraltar-based bank. Payment Services’ offerings leverage our platform capabilities, our distribution reach into foreign-born communities and our global reach to provide convenient and affordable offerings, mostly over the Boss Revolution platform.

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

Payment Services also includes reloadable prepaid debit cards marketed across the European Economic Area and Bank Identification Number (BIN) sponsorship services offered by our Gibraltar-based bank.

Hosted Platform Solutions

Hosted Platform Solutions’ revenue was $31.4 million in fiscal 2016 compared to $38.5 million in fiscal 2015 (2.1% and 2.4% of Telecom Platform Services’ revenue in fiscal 2016 and fiscal 2015, respectively).

Hosted Platform Solutions’ revenue is generated primarily by VoIP products and services sold under the Net2Phone brand. Net2Phone’s channel-based business focuses primarily on the UCaaS (Unified Communications as a Service) enterprise market place. From a product perspective, Net2Phone continues to develop our Hosted PBX, SIP Trunking and other telephony cloud-based solutions. In fiscal 2016, the Net2Phone division successfully launched an alternate brand targeting the VSB (very small business)/business startup community with our self-serving, cloud pbx solution called Picup. In fiscal 2017, we expect to release new add-on features and functionality to the Picup brand and product set.

IDT continues to optimize and improve its cable telephony platform to reduce the underlying costs of service and speed deployment of its efficiencies.

International Operations

Internationally, we are a leading provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through an extensive network of thousands of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling and domestic and international airtime top-up and payment services in select global markets both through retailers and directly to consumers. Wholesale Termination and related wholesale services are marketed and sold globally through our internal wholesale team.

In Europe, we market our Retail Communications products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Italy, Luxembourg, Sweden, Switzerland, Denmark, Norway and Austria, seeking to capitalize on the demographic opportunity presented by immigration from outside of Europe to these developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 470 different prepaid calling cards in Europe. In addition, we sell Boss Revolution platform products through retailers, our mobile app, and direct-to-consumer web sites in Germany, Spain and the United Kingdom. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers.

Our operations in Europe also include Wholesale Carrier Services. We maintain our European corporate, Retail Communications and Wholesale Carrier Services operations in London, England. We also operate satellite offices in Germany, Belgium, Spain, Italy, Ireland and Greece.

Our European operations, including Wholesale Carrier Services and Retail Communications, generated $368.5 million of revenues in fiscal 2016, an increase from the $359.4 million of revenues generated during fiscal 2015. Our European operations’ revenues constituted 24.9% of IDT Telecom’s revenues from continuing operations in fiscal 2016, as compared to 22.7% in fiscal 2015.

In Asia, we sell Retail Communications products in Hong Kong, Singapore, Australia, Taiwan and Malaysia. In Hong Kong, we are one of the top providers of prepaid calling services to the Filipino, Indian and Indonesian populations, three of the largest overseas worker segments there. In addition, in Singapore, our Retail Communications products are a market leader to the Indian, Indonesian and Bangladeshi populations, which are among the largest ethnic segments in Singapore. We sell Boss Revolution platform products through retailers, our mobile app, and direct-to-consumer web sites in Australia, Hong Kong, and Singapore. In Asia, we also sell postpaid services direct to consumers and small businesses. In fiscal 2016, IDT Telecom generated $45.4 million in revenues from our operations in the Asia Pacific region compared to $57.6 million in fiscal 2015. Our operations in Asia also include Wholesale Carrier Services. We maintain our Asia Pacific headquarters in Hong Kong.

In Latin America, we market Retail Communications products in Argentina, Brazil, Peru, Chile, and Uruguay. In addition, we offer post-paid phone services in Brazil to consumers and small businesses. We maintain Latin American headquarters in Buenos Aires, Argentina. In fiscal 2016, IDT Telecom generated $13.3 million in revenues from the sale of Retail Communications products in Latin America compared to $19.0 million in fiscal 2015.

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

Net2Phone, our VoIP division, focuses on the channel marketplace by partnering with service providers, distributors, system integrators, telecom agents and master agents domestically and internationally. These partners utilize Net2Phone’s full suite of VoIP communication solutions - SIP Trunking, Hosted PBX, Broadband Telephony, and Mobile VoIP calling apps - allowing their enterprise and residential end users to capitalize on the growth, flexibility and cost advantages of IP-based calling.

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

The IDT Telecom core voice network utilizes VoIP and is interconnected, where needed, through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows IDT Telecom to interface with carriers using the lowest cost technology protocol available. To support its global reach, IDT Telecom operates voice switches and/or points of presence in the United States, Europe, South America, Asia and Australia. IDT Telecom receives and terminates voice traffic from every country in the world, including cellular, landline and satellite calls through direct and indirect interconnects. The network includes data centers located in the United States, the United Kingdom and Hong Kong, which house equipment used for both our voice and payment services, with smaller points of presence in several other countries. It is monitored and operated on a continual basis by our Network Operations Center in the United States. More recently, we started to make use of one of the leading cloud providers to serve as host for some of our application infrastructure.

CONSUMER PHONE SERVICES

Our Consumer Phone Services segment generated revenues of $6.9 million and income from operations of $1.2 million in fiscal 2016, as compared to revenues of $8.6 million and income from operations of $1.3 million in fiscal 2015.

During fiscal 2016, we continued to operate the business in harvest mode-maximizing revenue from current customers while maintaining expenses at the minimum levels essential to operate the business. This strategy has been in effect since calendar 2005 when the Federal Communications Commission, or FCC, decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We expect the Consumer Phone Services’ customer base and revenues will continue to decline in fiscal 2017.

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

At July 31, 2016, we had approximately 4,200 active customers for our bundled local/long distance plans and approximately 18,100 customers for our long distance-only plans, compared to approximately 5,100 and 22,700 customers, respectively, on July 31, 2015. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

ALL OTHER

Operating segments that are not reportable individually are included in All Other. On June 1, 2016, we completed the Zedge Spin-Off, which was a pro rata distribution of the common stock that we held in our subsidiary Zedge to our stockholders. In connection with the Zedge Spin-Off, each of our stockholders received one share of Zedge Class A common stock for every three shares of our Class A common stock, and one share of Zedge Class B common stock for every three shares of our Class B common stock, held of record as of the close of business on May 26, 2016. Zedge is listed on the NYSE MKT with the ticker symbol “ZDGE”. We received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified.

At the time of its spin-off, Zedge’s principal business consisted of providing one of the most popular content platforms for mobile device personalization including ringtones, wallpapers, home screen icons and notification sounds. Its smartphone app, available in Google Play and iTunes, has been installed over 215 million times and has averaged among the top 25 most popular apps in the Google Play store in the U.S. for the past six years.

All Other also includes our real estate holdings, and other smaller businesses. Prior to its sale in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. We recorded gain on the sale of our interest in Fabrix of $76.9 million and $1.1 million in fiscal 2015 and fiscal 2016, respectively.

On December 7, 2015, we approved an investment of up to $10 million in Cornerstone Pharmaceuticals (“Cornerstone), As of July 31, 2016, we funded $2.0 million of our potential $10 million investment in Cornerstone. On September 19, 2016, we funded the balance of $7.6 million, which was net of deductions for interim advances to Cornerstone as well as certain due diligence expenses related to the investment.

During fiscal 2016, All Other generated $11.5 million in revenues and income from operations of $4.2 million, compared to revenues of $15.4 million and income from operations of $78.0 million, including gain on the sale of interest in Fabrix of $76.9 million, in fiscal 2015.

Included in All Other during fiscal 2016 were Zedge revenues of $9.5 million and income from operations of $2.3 million compared to $9.0 million and $0.1 million, respectively, in fiscal year 2015. Prior to its sale, during fiscal 2015, Fabrix generated $4.2 million in revenues and income from operations of $0.9 million.

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

Our Wholesale Carrier Services business derives a competitive advantage from several inter-related factors: our Retail Communications business generates large volumes of originating minutes, which represents a desirable, tradable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena; the proprietary technologies powering our wholesale platform and in particular, the software that drives voice over internet protocols enables us to scale up at a lower cost than many of our competitors; our professional and experienced account management; and our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or TDM) is most feasible. In aggregate, these factors provide us with a competitive advantage over some participants on certain routes.

Payment Services

The major competitors to Payment Services’ offerings include:

●	international mobile operators, who seek to control more of their own distribution channel or create their own products that are directly competitive to international airtime top-up;
●	other distributors, who develop a more comprehensive product offering than our international airtime top-up offerings or aggressively discount their product offerings that are similar to our international airtime top-up offerings; and
●	international money transfer services such as Western Union and MoneyGram that target foreign born communities in the United States.

Hosted Platform Solutions

Some of the major competitors to our UCaaS (Unified Communications as a Service) offerings include other UCAAS and or hosted voice providers such as Vonage Business, Nextiva, and Ring Central. Due to their longevity in the space, these providers carry a more advanced product set including features such as video, chat, collaboration, and analytics. These competitors, in addition to possessing a more recognized brand, also support integration of their services with other well-known 3rd-party vendors such as SalesForce, SugarCRM & Google applications.

Consumer Phone Services

We offer long distance phone services to residential and business customers in the United States. We also offer local and long distance phone services bundled for a flat monthly rate in 11states. The U.S. consumer phone services industry is characterized by intense competition, with numerous providers competing for a declining number of wireline customers, leading to a high churn rate because customers frequently change providers in response to offers of lower rates or promotional incentives.

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

For nearly a decade, the FCC has had open regulatory proceedings in which it has considered reforming “intercarrier compensation,” which is a term that covers the payments that carriers bill and remit to each other-access charges and reciprocal compensation, generally-for the use of telecommunications networks to originate and terminate phone calls. On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking wherein it set forth a schedule which, over a period of several years, substantially reduces terminating access rates. Since we both make payments to and receive payments from other carriers for terminating long distance calls, the FCC’s action has the effect of reducing payments we receive from other carriers while also reducing our costs to terminate our long distance calls. The FCC has also raised the possibility - which it has yet to conclusively act upon - that it will reduce originating access charges in a similar manner. Due to the nature of IDT’s business, IDT pays, but does not bill originating access charges. At this time we cannot predict the effect future FCC actions may have upon our business.

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

Straight Path Spectrum LLC

On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We intend to cooperate with the FCC in this matter and we are in the process of responding to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us. Further, should the FCC impose liability on Straight Path, we could be the subject of a claim from Straight Path related to that liability.

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

Regulation of Telecom—International

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. We have obtained licenses or authorizations in Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, the Netherlands, Peru, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom and Uruguay. In numerous countries where we operate or plan to operate, we are subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

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

Money Transmitter and Payment Instrument Laws and Regulations

Our consumer payment services offerings include money transfer and various network branded (also called “open loop”) prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in the area of consumer payment services, are subject to a variety of federal and state laws and regulations, including:

●	Banking laws and regulations;
●	Money transmitter and payment instrument laws and regulations;
●	Anti-money laundering laws;
●	Privacy and data security laws and regulations;
●	Consumer protection laws and regulations;
●	Unclaimed property laws; and
●	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2016, we had received a money transmitter license in 45 of the 47 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C., and had an application pending in one additional state. During the last quarter of fiscal 2016, New Mexico and South Carolina issued legislations that require money transmitter licenses, and we are in the process of applying for such licenses.

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

We own approximately 100 trademark and service mark registrations and pending applications in the United States and at least 360 registrations and pending applications abroad. We protect our brands in the marketplace including the IDT, Boss Revolution and Net2Phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT Corporation owns 12 issued patents and 5 patent applications in the United States and 14 patents issued abroad with 4 patent applications pending abroad.

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

IDT Telecom

In addition to IDT Corporation’s patents, our Net2Phone subsidiary currently owns 29 issued patents and has 3 pending patent applications in the United States. Net2Phone has 5 foreign issued patents, and no patent applications pending abroad.

Net2Phone owns at least 15 trademark and service mark registrations and at least 2 pending applications in the United States. Net2Phone owns at least 115 trademark and service mark registrations and at least 2 pending applications in various foreign countries. Net2Phone’s most important mark is “NET2PHONE.” Net2Phone has made a significant investment in protecting this mark, and Net2Phone believes it has achieved recognition in the United States and abroad. Net2Phone is currently engaged in an international filing program to file trademark applications for trademark registrations of the mark NET2PHONE in a number of foreign countries.

Other

We also currently own three patents and three pending patent applications and three registrations in the United States that relate to business operations we oversee or businesses-in-development. We also own or license certain trademark and service mark registrations and pending applications in the United States and additional registrations abroad.

RESEARCH AND DEVELOPMENT

We incurred nil, $1.7 million and $10.0 million on research and development during fiscal 2016, fiscal 2015 and fiscal 2014, respectively, all related to Fabrix.

EMPLOYEES

As of October 1, 2016, we had a total of 1,159 employees, of which 1,134 are full-time employees.

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

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, when average per minute termination cost declines to a nominal amount, indirect competitors such as wireless carriers may include calling those locations at no extra cost adding increased risk of losing customers. For example, following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans, which caused a decline in our minutes of use and revenue. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate, which accelerated the decline in our revenue.

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

The continued growth of Internet protocol-based calling (Over-The-Top) services, such as WhatsApp, has adversely affected the sales of Boss Revolution and our other prepaid calling services. We expect the popularity of IP-based services - many of which offer voice communications for free provided both the caller and recipient have a broadband connection - to continue to increase, which may result in increased substitution and pricing pressure on our Boss Revolution and other international prepaid calling service offerings.

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

On June 1, 2016, we completed the separation of one of our businesses via a pro rata distribution of the common stock that we held in our subsidiary Zedge to our stockholders of record as of the close of business on May 26, 2016. We believe that as a stand-alone, independent public company, we will benefit by, among other things, allowing management to design and implement corporate policies and strategies that are based solely on the characteristics of our business, focusing our financial resources solely on our own operations, and implementing and maintaining a capital structure designed to meet our own specific needs. However, we may not be able to achieve some or all of the benefits expected.

Additionally, by separating entities such as Zedge from us, there is a risk that we may be more susceptible to stock market fluctuations and other adverse events than we would have been due to a reduction in market diversification.

Following the spin-offs, we expect to have sufficient liquidity to support the development of our business for the medium term, but there can no assurance of such liquidity. In the future, however, we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable as those historically enjoyed by us. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our products and business, financial condition and results of operations.

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

As a provider of international long distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Wholesale Carrier Services customers collectively accounted for 6.3% and 5.7% of total consolidated revenues in fiscal 2016 and fiscal 2015, respectively. Our Wholesale Carrier Services customers with the five largest receivables balances collectively accounted for 21.5% and 24.1% of the consolidated gross trade accounts receivable at July 31, 2016 and 2015, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situations and do not believe any material information, internal or customer has been compromised.

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

At July 31, 2016, we had cash, cash equivalents and marketable securities of $162.5 million and restricted cash and cash equivalents of $98.8 million. At July 31, 2016, we also had $8.1 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet. Investments in marketable securities and hedge funds carry a degree of risk, as there can be no assurance that we can redeem the hedge fund investments at any time and that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

Intellectual Property, Tax, Regulatory and Litigation Risks

We provide communications services to consumers and are therefore subject to various Federal and state laws and regulations.

As a provider of communications services to consumers, such as our Boss Revolution international calling service or our prepaid calling card services, we are subject to various Federal and state laws and regulations relating to the manner in which we advertise our services, describe and present the terms of our services, and communicate with our consumers. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws could result in action being taken by Federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission.

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

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division, or IAD, of the Universal Service Administrative Company, or USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. At July 31, 2016, our accrued expenses included $47.5 million for these regulatory fees for the years covered by the audit and subsequent years through fiscal 2016. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We intend to cooperate with the FCC in this matter and we are in the process of responding to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us. Further, should the FCC impose liability on Straight Path, we could be the subject of a claim from Straight Path related to that liability.

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

A number of states have enacted legislation regulating money transmitters, with 47 states requiring a license as of July 31, 2016. At July 31, 2016, we had obtained licenses to operate as a money transmitter in 45 U.S. states, Washington, D.C. and Puerto Rico, and had an application pending in one additional state. On January 1, 2017, an additional state (New Mexico) will require such a license, and we have an application pending for the license. In June 2017, an additional state (South Carolina) will also require such a license, and we plan to submit an application there. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

Our bank in Gibraltar is regulated by the Gibraltar Financial Services Commission (the FSC), and, as such, is subject to Gibraltarian and European Union laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, the bank is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license. In fiscal 2016, a referendum took place in the United Kingdom in which a majority voted in favor of the United Kingdom’s exit from the European Union – commonly referred to as “Brexit”. As a bank licensed in Europe, our bank in Gibraltar currently benefits from its ability to passport its license to operate in any European Union member state. However, as a British territory, if Brexit occurs, and no alternative arrangements are established with respect to licensing of British banks in the European Union, our bank in Gibraltar may not be able to passport its license into European Union member states.

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

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any. For a complete discussion of what we believe are the most material regulations impacting our business, see Item 1 to Part I “Business-Regulation” included elsewhere in this Annual Report.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 2,332,301 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 757,975 shares of our Class B common stock), representing approximately 70.0% of the combined voting power of our outstanding capital stock, as of October 10, 2016. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Our headquarters is located in a building that we own in Newark, New Jersey. The building is approximately 500,000 square feet. We occupy approximately 20% of the building. We also own an 800-car parking garage located across the street from the building.

In addition, we own a building in Piscataway, New Jersey that is used partially by IDT Telecom for certain of its operations and a 12,400 square foot condominium interest in a building in Jerusalem, Israel.

We lease space in New York, New York for corporate purposes as well as a number of other locations in metropolitan areas. These leased spaces are utilized primarily to house telecommunications equipment and retail operations.

We maintain our European headquarters in London, England. We also maintain other various international office locations and telecommunications facilities in regions of Europe, South America, Central America, the Middle East, Asia and Africa where we conduct operations.

Item 3.  Legal Proceedings.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss our claim and denied our motion for re-argument of that decision. On June 23, 2015, we filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which we opposed. Oral arguments were held on March 9, 2016. The parties are awaiting a decision from the Court.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, we believe that none of the other legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows or financial condition.

Item 4.  Mine Safety Disclosures.

Not applicable.

Part II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

PRICE RANGE OF COMMON STOCK

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT.”

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated. On June 1, 2016, we completed the Zedge Spin-Off, in which each of our stockholders received one share of Zedge Class A common stock for every three shares of our Class A common stock and one share of Zedge Class B common stock for every three shares of our Class B common stock held of record as of the close of business on May 26, 2016.

	High	Low
Fiscal year ended July 31, 2015
First Quarter	$16.93	$14.00
Second Quarter	$23.24	$16.40
Third Quarter	$22.90	$16.10
Fourth Quarter	$19.99	$15.95
Fiscal year ended July 31, 2016
First Quarter	$17.85	$12.57
Second Quarter	$14.90	$10.76
Third Quarter	$16.57	$11.66
Fourth Quarter	$16.29	$11.78

On October 5, 2016, there were 490 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 5, 2016, the last sales price reported on the New York Stock Exchange for the Class B common stock was $17.35 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 16 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2016. The graph and table assume that $100 was invested on July 31, 2011 (the last day of trading for the fiscal year ended July 31, 2011) in shares of our Class B common stock, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, the NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

	7/11	7/12	7/13	7/14	7/15	7/16

IDT Corporation	100.00	78.98	173.49	160.13	194.94	220.89
NYSE Composite	100.00	99.97	125.40	143.37	148.94	151.55
S&P Telecommunication Services	100.00	130.65	137.93	150.04	147.44	186.39

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2016.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
May 1 - 31, 2016	–	$–	–	8,000,000
June 1 - 30, 2016	–	$–	–	8,000,000
July 1 - 31, 2016	–	$–	–	8,000,000
Total	–	$–	–

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

Item 6.  Selected Financial Data.

The selected consolidated financial data presented below for each of the fiscal years in the five-year period ended July 31, 2016 has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in millions, except per share data)	2016	2015	2014	2013	2012
STATEMENT OF OPERATIONS DATA:
Revenues	$1,496.3	$1,596.8	$1,651.5	$1,620.6	$1,506.3
Income from continuing operations (a)	25.4	86.1	21.0	18.1	30.9
Income from continuing operations per common share—basic	1.03	3.69	0.85	0.77	1.45
Income from continuing operations per common share—diluted	1.03	3.63	0.82	0.72	1.36
Cash dividends declared per common share (b)	0.75	2.03	0.51	0.83	0.66

As of July 31, (in millions)	2016	2015	2014	2013	2012
BALANCE SHEET DATA:
Total assets	$469.7	$485.7	$480.9	$435.4	$451.1
Note payable—long term portion	—	—	6.4	6.6	29.7

(a)	Included in income from continuing operations in fiscal 2016 was gain on sale of member interest in Visa Europe Ltd. of $7.5 million and gain on sale of interest in Fabrix Systems Ltd. of $1.1 million. Included in income from continuing operations in fiscal 2015 was gain on sale of interest in Fabrix Systems Ltd. of $76.9 million.

(b)	Cash dividends declared per common share in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. Prior to the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. All Other also includes our real estate holdings and other smaller businesses. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

On June 1, 2016, we completed a pro rata distribution of the common stock that we held in our subsidiary Zedge to our stockholders of record as of the close of business on May 26, 2016. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Zedge Spin-Off, each of our stockholders received one share of Zedge Class A common stock for every three shares of our Class A common stock, and one share of Zedge Class B common stock for every three shares of our Class B common stock, held of record as of the close of business on May 26, 2016. We received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

We entered into various agreements with Zedge prior to the Zedge Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Zedge after the Zedge Spin-Off, (2) a Tax Separation Agreement, which sets forth the responsibilities of us and Zedge with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Zedge Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods, and (3) a Transition Services Agreement, which provides for certain services to be performed by us to facilitate Zedge’s transition into a separate publicly-traded company. Pursuant to the Separation and Distribution Agreement, among other things, the Company indemnifies Zedge and Zedge indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, Zedge indemnifies the Company from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business accruing after the Zedge Spin-Off, and the Company indemnifies Zedge from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business with respect to taxable periods ending on or before the Zedge Spin-Off. Pursuant to the Transition Services Agreement, we provide to Zedge certain administrative and other services, among other things, including services relating to payroll processing and employee benefits administration, finance, accounting, tax, internal audit, investor relations and legal.

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off two business units to our stockholders, one of which was Zedge. The remaining components of the reorganization are subject to change as well as both internal and third party contingencies, and must receive final approval from our Board of Directors and certain third parties. We continue to advance the effort on the remainder of the reorganization.

On December 7, 2015, we approved an investment of up to $10 million in Cornerstone Pharmaceuticals, Inc., or Cornerstone, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies targeting cancer metabolism that exploit the metabolic differences between normal cells and cancer cells. The initial $2 million investment was funded as follows: $500,000 upon signing the Subscription and Loan Agreement on January 21, 2016, $50,000 on March 23, 2016, and $1.45 million on April 14, 2016. The initial $2 million investment was in exchange for Cornerstone’s 3.5% convertible promissory notes due 2018. The remaining $8 million was funded in August and September 2016. In September 2016, Cornerstone issued to our controlled 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, a convertible promissory note with a principal amount of $10 million (the Series D Note) representing the $8 million investment funded on such date plus the conversion of the $2 million principal amount convertible promissory notes issued in connection with the previous funding. The Cornerstone Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Cornerstone’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Cornerstone common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. We and CS Pharma were issued warrants to purchase shares of capital stock of Cornerstone representing up to 56% of the then issued and outstanding capital stock of Cornerstone, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by us. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Cornerstone, or such lesser amount as represents 5% of the outstanding capital stock of Cornerstone, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

In addition to interests issued to us, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At July 31, 2016, CS Pharma had received $8.8 million of such investment and the remaining $1.2 million was received in September 2016. We hold a 50% interest in CS Pharma and we are the managing member. It is expected that CS Pharma will use its cash to invest in Cornerstone.

Howard Jonas, our Chairman of the Board and former Chief Executive Officer, is a director of Cornerstone and was appointed its Chairman of the Board in April 2016. Howard and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Cornerstone, and The Howard S. and Deborah Jonas Foundation owns an additional $525,000 of Series C Notes.

Cornerstone is a variable interest entity, however, we have determined that we are not the primary beneficiary as we do not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.2%, 99.0% and 98.5% of our total revenues from continuing operations in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Telecom Platform Services, which represented 99.5%, 99.4% and 99.3% of IDT Telecom’s total revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, markets and distributes multiple communications and payment services across four broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;
●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer; and
●	Hosted Platform Solutions provides customized communications services that leverage our proprietary networks, platforms and/or technology to cable companies and other service providers.

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

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s international prepaid calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 11.2%, 11.2% and 12.0% of total consolidated revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Our customers with the five largest receivables balances collectively accounted for 23.0% and 24.1% of the consolidated gross trade accounts receivable at July 31, 2016 and 2015, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail, wholesale and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale carrier services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale carrier services customers with receivable balances that exceed IDT Telecom’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $4.8 million and $5.6 million at July 31, 2016 and 2015, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 8.9% at July 31, 2016 from 8.8% at July 31, 2015 as a result of a 15.7% decrease in the gross accounts receivable balance and a 14.6% decline in the allowance balance. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly; however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill balance of $11.2 million at July 31, 2016 was attributable to our Retail Communications reporting unit in our Telecom Platform Services segment. Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

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

For Retail Communications’ annual impairment test in fiscal 2016, since its estimated fair value substantially exceeded its carrying value in Step 1, it was not necessary to perform Step 2. For Retail Communications’ annual impairment test in fiscal 2015, we qualitatively assessed whether it was more likely than not that a goodwill impairment existed and concluded that a goodwill impairment did not exist. In fiscal 2015, Zedge’s estimated fair value substantially exceeded its carrying value in Step 1, therefore it was not necessary to perform Step 2. In addition, we do not believe Retail Communications is currently at risk of failing Step 1. Calculating the fair value of the reporting units, and allocating the estimated fair value to all of the tangible assets, intangible assets and liabilities, requires significant estimates and assumptions by management. Should our estimates or assumptions regarding the fair value of our reporting units prove to be incorrect, we may be required to record impairments of goodwill in future periods and such impairments could be material.

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

The valuation allowance on our deferred income tax assets was $158.4 million and $155.4 million at July 31, 2016 and 2015, respectively. In fiscal 2014, we determined that our valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $4.1 million in fiscal 2014 from the full recognition of the IDT Global deferred tax assets.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $324 million and $353 million at July 31, 2016 and 2015, respectively. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the IAD of USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. As of July 31, 2016 and 2015, our accrued expenses included $47.5 million and $49.9 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years. Until a final decision is reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2016 and 2015, there was $21.3 million and $22.6 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $9.0 million and $9.6 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2020. We are evaluating the impact that the new standard will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended July 31, 2016 compared to Years Ended July 31, 2015 and 2014

The following table sets forth certain items in our statements of income as a percentage of our total revenues from continuing operations:

Year ended July 31,	2016	2015	2014
REVENUES:
IDT Telecom	99.2%	99.0%	98.5%
All Other	0.8	1.0	1.5
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	83.3	83.2	82.8
Selling, general and administrative	13.7	13.9	13.9
Depreciation and amortization	1.4	1.2	1.0
Research and development	—	0.1	0.6
Severance	0.4	0.5	—
TOTAL COSTS AND EXPENSES	98.8	98.9	98.3
Gain on sale of member interest in Visa Europe, Ltd	0.5	—	—
Gain on sale of interest in Fabrix Systems, Ltd	0.1	4.8	—
Other operating (losses) gains, net	—	(0.1)	0.1
INCOME FROM OPERATIONS	1.8	5.8	1.8
Interest income (expense), net	0.1	—	—
Other income (expense), net	0.1	—	(0.3)
INCOME BEFORE INCOME TAXES	2.0%	5.8%	1.5%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services and Consumer Phone Services Segments

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Revenues
Telecom Platform Services	$1,477.9	$1,572.7	$1,615.6	$(94.8)	(6.0)%	$(42.9)	(2.7)%
Consumer Phone Services	6.9	8.6	11.0	(1.7)	(20.3)	(2.4)	(21.7)
Total revenues	$1,484.8	$1,581.3	$1,626.6	$(96.5)	(6.1)%	$(45.3)	(2.8)%

Revenues. IDT Telecom revenues decreased in fiscal 2016 and fiscal 2015 compared to the prior fiscal year due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for fiscal 2016, fiscal 2015 and fiscal 2014 consisted of the following:

(in millions, except revenue per minute)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$/#	%	$/#	%
Telecom Platform Services Revenues
Retail Communications	$672.2	$735.0	$695.8	$(62.8)	(8.6)%	$39.2	5.6%
Wholesale Carrier Services	555.1	590.9	672.3	(35.8)	(6.1)	(81.4)	(12.1)
Payment Services	219.2	208.3	202.3	10.9	5.2	6.0	3.0
Hosted Platform Solutions	31.4	38.5	45.2	(7.1)	(18.5)	(6.7)	(14.9)
Total Telecom Platform Services revenues	$1,477.9	$1,572.7	$1,615.6	$(94.8)	(6.0)%	$(42.9)	(2.7)%
Minutes of use
Retail Communications	8,351	9,138	9,638	(787)	(8.6)%	(500)	(5.2)%
Wholesale Carrier Services	19,226	19,443	19,345	(217)	(1.1)	98	0.5
Hosted Platform Solutions	673	728	798	(55)	(7.5)	(70)	(8.7)
Total minutes of use	28,250	29,309	29,781	(1,059)	(3.6)%	(472)	(1.6)%
Average revenue per minute
Retail Communications	$0.0805	$0.0804	$0.0722	$0.0001	0.1%	$0.0082	11.4%
Wholesale Carrier Services	0.0289	0.0304	0.0348	(0.0015)	(5.0)	(0.0044)	(12.5)

Retail Communications’ revenue decreased 8.6% in fiscal 2016 compared to fiscal 2015. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 2.9% in fiscal 2016 compared to fiscal 2015 due primarily to a decline in minutes of use and revenue from calls made in the U.S. and terminating in Mexico. Following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans, which caused a decline in our minutes of use and revenue. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate, which accelerated the decline in our revenue. In addition, the decrease in Retail Communications’ revenue in fiscal 2016 compared to fiscal 2015 was due to continuing revenue declines in Europe, South America and Asia, and continuing revenue declines from traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 8.6% in fiscal 2016 compared to fiscal 2015 because of decreases in Boss Revolution and traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe, South America and Asia in fiscal 2016 compared to fiscal 2015. We are currently beta testing the next version of the Boss Revolution app that includes free peer-to-peer voice calling and instant messaging. We expect the updated app will increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenues grew 5.6% in fiscal 2015 compared to fiscal 2014 due to increased penetration of Boss Revolution within our U.S. retail distribution network, partially offset by continued declines in sales of traditional disposable calling cards and retail sales in Europe. Retail Communications minutes of use decreased 5.2% in fiscal 2015 compared to fiscal 2014 because the increase in Boss Revolution minutes of use in the U.S. was more than offset by the decrease in traditional disposable calling cards’ minutes of use plus the decrease in minutes of use in Europe and Asia. Retail Communications revenue comprised 45.5%, 46.7% and 43.1% of Telecom Platform Services’ revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Wholesale Carrier Services’ revenues declined 6.1% and 12.1% in fiscal 2016 and fiscal 2015, respectively, compared to the prior fiscal year. In fiscal 2016 and fiscal 2015 compared to the prior fiscal year, the traffic mix shifted towards lower revenue per minute destinations and certain exchange rate driven arbitrage-pricing opportunities in Latin America declined. Wholesale Carrier Services minutes of use decreased 1.1% in fiscal 2016 compared to fiscal 2015 and increased 0.5% in fiscal 2015 compared to fiscal 2014. The decrease in fiscal 2016 minutes of use compared to fiscal 2015 was primarily due to a decrease in carrier sales partially offset by an increase in our web-based prepaid termination service. The increase in fiscal 2015 minutes of use compared to fiscal 2014 was primarily due to a slight increase in carrier sales as well as an increase in our web-based prepaid termination service. Wholesale Carrier Services revenue comprised 37.6%, 37.6% and 41.6 % of Telecom Platform Services’ revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Payment Services’ revenues grew 5.2% and 3.0% in fiscal 2016 and fiscal 2015, respectively, compared to the prior fiscal year. The increase in fiscal 2016 compared to fiscal 2015 was primarily due to an increase in international airtime top-up revenue, as well as an increase in revenue from our international money transfer service. The increase in fiscal 2015 compared to fiscal 2014 was due to an increase in international and domestic airtime top-up revenue, as well as increases in revenue from our international money transfer service and from IDT Financial Services Ltd., our Gibraltar-based bank. In fiscal 2014, we initiated an international money transfer service on a limited basis over our Boss Revolution platform. At July 31, 2016, we had money transmitter licenses in 45 of the 47 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C., and have an application pending in one additional state. Future growth is expected from geographic expansion of our international money transfer service, as well as from the launch of a Boss Revolution mobile app for payments, including money transfer and international airtime top-up. Payment Services revenue comprised 14.8%, 13.3% and 12.5% of Telecom Platform Services’ revenue in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Hosted Platform Solutions’ revenues declined 18.5% and 14.9% in fiscal 2016 and fiscal 2015, respectively, compared to the prior fiscal year. The declines were due to decreases in revenues from managed services and from our cable telephony business. Within our cable telephony business, we renewed multi-year contracts with key cable telephony customers in the second half of fiscal 2014, but at lower rates, reflecting the long-term decline in the underlying costs of hosted telephony services. In addition, several of our other hosted managed services operators are continuing to experience attrition in their customer base. From a product perspective, we continue to develop our Net2Phone Hosted PBX, SIP trunking and other telephony cloud-based solutions to try to increase our revenues. Hosted Platform Solutions revenue comprised 2.1%, 2.4% and 2.8% of Telecom Platform Services’ revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Hosted Platform Solutions minutes of use decreased 7.5% and 8.7% in fiscal 2016 and fiscal 2015, respectively, compared to the prior fiscal year. In fiscal 2016 compared to fiscal 2015, the decrease was primarily the result of the decline in minutes of use from managed services. In fiscal 2015 compared to fiscal 2014, the decrease was primarily a result of the decline in minutes of use from managed services and cable telephony customers. In general, since our Hosted Platform Solutions business’ revenues and cash flows are driven far more by the number of existing subscribers in the form of a per-subscriber fee rather than by subscriber minutes of use, we do not view Hosted Platform Solutions minutes of use as a significant metric for evaluating that business’ performance.

Consumer Phone Services’ revenues declined 20.3% and 21.7% in fiscal 2016 and fiscal 2015, respectively, compared to the prior fiscal year, as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. The customer base for our bundled, unlimited local and long distance services business was approximately 4,200 at July 31, 2016 compared to 5,100 at July 31, 2015 and 6,200 at July 31, 2014. We currently offer local service in the following 11 states: New York, New Jersey, Pennsylvania, Maryland, Delaware, Massachusetts, New Hampshire, West Virginia, Maine, Rhode Island and California. In addition, the customer base for our long distance-only services was approximately 18,100 at July 31, 2016 compared to 22,700 at July 31, 2015 and 28,500 at July 31, 2014. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Direct cost of revenues
Telecom Platform Services	$1,242.5	$1,322.3	$1,358.6	$(79.8)	(6.0)%	$(36.3)	(2.7)%
Consumer Phone Services	3.1	4.0	4.9	(0.9)	(23.6)	(0.9)	(17.9)
Total direct cost of revenues	$1,245.6	$1,326.3	$1,363.5	$(80.7)	(6.1)%	$(37.2)	(2.7)%

Year ended July 31,	2016	2015	2014	2016 change from 2015		2015 change from 2014
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	84.1%	84.1%	84.1%	—%		—%
Consumer Phone Services	44.9	46.8	44.6	(1.9)		2.2
Total	83.9%	83.9%	83.8%	—%		0.1%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in fiscal 2016 and fiscal 2015 compared to the prior fiscal year mainly due to the decreases in Telecom Platform Services’ revenues and minutes of use in fiscal 2016 and fiscal 2015 compared to the prior fiscal year. Direct cost of revenues as a percentage of revenues in Telecom Platform Services was unchanged in fiscal 2016 and fiscal 2015 compared to the prior fiscal year. The loss of revenue from the relatively high margin exchange-rate driven arbitrage pricing opportunities in Latin American, the decline in margin contribution from the cable telephony business, and pricing pressure on airtime top-up offerings in fiscal 2016 and fiscal 2015 compared to the prior fiscal year were offset by an increase in Retail Communications’ average revenue per minute.

Direct cost of revenues in our Consumer Phone Services segment decreased in fiscal 2016 and fiscal 2015 compared to the prior fiscal year primarily because of the declining customer base.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Selling, general and administrative expenses
Telecom Platform Services	$186.6	$199.6	$198.8	$(13.0)	(6.5)%	$0.8	0.4%
Consumer Phone Services	2.6	3.3	4.3	(0.7)	(22.9)	(1.0)	(22.6)
Total selling, general and administrative expenses	$189.2	$202.9	$203.1	$(13.7)	(6.8)%	$(0.2)	(0.1)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in fiscal 2016 compared to fiscal 2015 primarily due to decreases in employee compensation, marketing and advertising costs, call center expenses, internal sales commissions and facilities expense. The decrease in employee compensation was the result of headcount reductions in fiscal 2015 that were partially offset by annual payroll increases. Selling, general and administrative expenses in our Telecom Platform Services segment increased slightly in fiscal 2015 compared to fiscal 2014 primarily due to increases in marketing, advertising and internal commission costs partially offset by a decrease in employee compensation. The employee compensation decrease was the result of the workforce reduction in February and March 2015 that was partially offset by annual payroll increases. As a percentage of Telecom Platform Services’ revenues, Telecom Platform Services’ selling, general and administrative expenses were 12.6%, 12.7% and 12.3% in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2016 and fiscal 2015 compared to the prior fiscal year as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Depreciation and amortization
Telecom Platform Services	$18.5	$16.2	$13.8	$2.3	14.7%	$2.4	17.4%
Consumer Phone Services	—	—	—	—	—	—	—
Total depreciation and amortization	$18.5	$16.2	$13.8	$2.3	14.7%	$2.4	17.4%

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2016 and fiscal 2015 compared to the prior fiscal year was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Severance expense
Telecom Platform Services	$6.2	$7.7	$—	$(1.5)	(19.4)%	$7.7	nm
Consumer Phone Services	—	—	—	—	—	—	—
Total severance expense	$6.2	$7.7	$—	$(1.5)	(19.4)%	$7.7	nm

nm—not meaningful

Severance Expense. In July 2016, we completed a reduction of our workforce, and IDT Telecom incurred severance expense of $6.2 million. In addition, in February and March 2015, we completed a reduction of our workforce. As a result, IDT Telecom incurred severance expense of $5.8 million in fiscal 2015. In addition, severance expense in fiscal 2015 included $1.9 million due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S.

(in millions) Year ended July 31,	2016	2015	2014
Telecom Platform Services:
Gain on sale of member interest in Visa Europe Ltd.	$7.5	$—	$—

Gain on Sale of Member Interest in Visa Europe Ltd. In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Ltd., our Gibraltar-based bank, was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). At July 31, 2016, the carrying value of the shares of Visa Inc. Series C preferred stock was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to effect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. The deferred payment receivable plus 4% compounded annual interest is due in June 2019. In fiscal 2016, we recorded a gain of $7.5 million in our Telecom Platform Services segment from the sale of our member interest in Visa Europe, which is included in the segment’s income from operations.

(in millions) Year ended July 31,	2016	2015	2014
Telecom Platform Services-Other operating (loss) gain:
Loss on disposal of property, plant and equipment	$(0.3)	$—	$—
Gain related to a legal matter	—	—	0.7
Total other operating (loss) gain	$(0.3)	$—	$0.7

Other Operating (Loss) Gain. The Telecom Platform Services segment’s income from operations in fiscal 2016 included a loss on disposal of property, plant and equipment of $0.3 million due to the write-off of capitalized costs of certain projects that were terminated prior to completion. The Telecom Platform Services segment’s income from operations in fiscal 2014 included a gain of $0.7 million related to a legal matter.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Income from operations
Telecom Platform Services	$31.2	$27.0	$45.1	$4.2	15.8%	$(18.1)	(40.2)%
Consumer Phone Services	1.2	1.3	1.8	(0.1)	(3.2)	(0.5)	(30.0)
Total income from operations	$32.4	$28.3	$46.9	$4.1	15.0%	$(18.6)	(39.8)%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. On June 1, 2016, we completed the Zedge Spin-Off. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In addition, Fabrix was included in All Other until it was sold in October 2014. Therefore, in fiscal 2015, All Other included two months of Fabrix’ results of operations compared to none in fiscal 2016 and twelve months in fiscal 2014.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Revenues	$11.5	$15.4	$24.9	$(3.9)	(25.5)%	$(9.5)	(38.3)%
Direct cost of revenues	(1.0)	(2.0)	(3.7)	1.0	49.3	1.7	45.8
Selling, general and administrative	(5.4)	(8.3)	(11.0)	2.9	35.4	2.7	24.6
Depreciation	(2.0)	(2.3)	(2.5)	0.3	11.4	0.2	10.7
Research and development	—	(1.7)	(10.0)	1.7	100.0	8.3	83.5
Gain on sale of interest in Fabrix Systems Ltd.	1.1	76.9	—	(75.8)	(98.6)	76.9	nm
Other operating gain	—	—	0.6	—	—	(0.6)	(100.0)
Income (loss) from operations	$4.2	$78.0	$(1.7)	$(73.8)	(94.7)%	$79.7	nm

nm—not meaningful

Following is the results of operations of Zedge, which were included in All Other until the Zedge Spin-Off on June 1, 2016:

Zedge

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Revenues	$9.5	$9.0	$6.5	$0.5	4.6%	$2.5	38.6%
Direct cost of revenues	1.0	1.1	0.9	(0.1)	(7.7)	0.2	17.1
Selling, general and administrative	5.9	6.8	4.3	(0.9)	(14.2)	2.5	58.8
Depreciation	0.3	1.0	1.0	(0.7)	(70.8)	—	4.0
Income from operations	$2.3	$0.1	$0.3	$2.2	nm	$(0.2)	(68.1)%

nm—not meaningful

Following is the results of operations of Fabrix, which were included in All Other until it was sold in October 2014:

Fabrix

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Revenues	$—	$4.2	$16.6	$(4.2)	(100.0)%	$(12.4)	(74.9)%
Direct cost of revenues	—	0.9	2.8	(0.9)	(100.0)	(1.9)	(67.2)
Selling, general and administrative	—	0.6	4.1	(0.6)	(100.0)	(3.5)	(86.1)
Depreciation	—	0.1	0.4	(0.1)	(100.0)	(0.3)	(81.7)
Research and development	—	1.7	10.0	(1.7)	(100.0)	(8.3)	(83.5)
Income (loss) from operations	$—	$0.9	$(0.7)	$(0.9)	(100.0)%	$1.6	228.3%

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In fiscal 2016, we recorded a gain on the sale of our interest in Fabrix of $1.1 million, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million.

Other Operating Gain. In fiscal 2014, we received proceeds from insurance of $0.6 million related to water damage to portions of our building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim.

In fiscal 2014, we began renovations of the first four floors of our 520 Broad Street building in order to move our personnel and offices located at 550 Broad Street, Newark, New Jersey to 520 Broad Street. In April and May 2015, we moved our Newark operations back into our building at 520 Broad Street and vacated the leased office space at 550 Broad Street. In April 2016, we entered into two leases for space in the building. The first lease is for a portion of the sixth floor for an eleven year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. The leases will commence after the completion of our work to prepare the space for the tenant’s possession.

Corporate

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
General and administrative expenses	$10.1	$10.9	$14.8	$(0.8)	(7.8)%	$(3.9)	(26.1)%
Severance expense	0.3	0.6	—	(0.3)	(50.8)	0.6	nm
Other operating loss	—	1.6	0.5	(1.6)	(100.0)	1.1	242.0
Loss from operations	$10.4	$13.1	$15.3	$(2.7)	(20.8)%	$(2.2)	(14.1)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in fiscal 2016 compared to fiscal 2015 was primarily due to decreases in insurance, stock-based compensation, and the charitable contributions accrual, partially offset by an increase in payroll and related expense. The decrease in Corporate general and administrative expenses in fiscal 2015 compared to fiscal 2014 was primarily due to decreases in stock-based compensation, legal and consulting fees, and the charitable contributions accrual. In fiscal 2016, fiscal 2015 and fiscal 2014, we accrued $0.8 million, $1.1 million and $1.4 million, respectively, for contributions to the IDT Charitable Foundation. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.7%, 0.7% and 0.9% in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Severance expense. In July 2016, we completed a reduction of our workforce, and Corporate incurred severance expense of $0.3 million. In February and March 2015, we completed a reduction of our workforce. As a result, Corporate incurred severance expense of $0.6 million in fiscal 2015.

Other Operating Loss. Corporate’s loss from operations in fiscal 2015 included a loss of $1.5 million related to legal matters.

Consolidated

In July 2016, we completed a reduction of our workforce and incurred severance expense of $6.3 million in fiscal 2016. Severance expense in fiscal 2016 also included $0.2 million unrelated to the July 2016 workforce reduction. In February and March 2015, we completed a reduction of our workforce and incurred severance expense of $6.2 million in fiscal 2015. In addition, severance expense in fiscal 2015 included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S. in the first quarter of fiscal 2015, and an additional $0.2 million in the fourth quarter of fiscal 2015.

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $2.7 million, $5.2 million and $5.4 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. At July 31, 2016, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

(in millions)				2016 change from 2015		2015 change from 2014
Year ended July 31,	2016	2015	2014	$	%	$	%
Income from operations	$26.2	$93.1	$29.8	$(66.9)	(71.8)%	$63.3	211.8%
Interest income (expense), net	1.2	(0.2)	(0.1)	1.4	864.8	(0.1)	(7.4)
Other income (expense), net	2.0	(0.7)	(4.7)	2.7	397.8	4.0	85.4
Provision for income taxes	(4.1)	(6.1)	(4.0)	2.0	32.5	(2.1)	(52.9)
Net income	25.3	86.1	21.0	(60.8)	(70.6)	65.1	309.9
Net income attributable to noncontrolling interests	(1.8)	(1.6)	(2.2)	(0.2)	(13.5)	0.6	27.0
Net income attributable to IDT Corporation	$23.5	$84.5	$18.8	$(61.0)	(72.2)%	$65.7	349.8%

Other Income (Expense), net. Other income (expense), net consists of the following:

(in millions) Year ended July 31,	2016	2015	2014
Foreign currency transaction gains (losses)	$1.0	$(1.7)	$(5.9)
Gain (loss) on marketable securities	0.5	(0.1)	(0.1)
(Loss) gain on investments	(0.4)	1.5	1.3
Other	0.9	(0.4)	—
TOTAL	$2.0	$(0.7)	$(4.7)

Income Taxes. The gains on the sale of our member interest in Visa Europe Ltd. of $7.5 million in fiscal 2016, and on the sale of our interest in Fabrix of $1.1 million and $76.9 million in fiscal 2016 and fiscal 2015, respectively, were recorded by certain of our wholly-owned non-U.S. subsidiaries. The gains are not taxable in the subsidiary’s tax domicile and are not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of the sales. The decrease in income tax expense in fiscal 2016 compared to fiscal 2015 was primarily due to a decrease in foreign income tax expense, partially offset by an increase in federal income tax expense. These changes reflect the changes in our income before income taxes in fiscal 2016 compared to fiscal 2015. The increase in income tax expense in fiscal 2015 compared to fiscal 2014 was primarily due to an increase in foreign income tax expense, partially offset by a decrease in federal income tax expense. Foreign income tax expense increased in fiscal 2015 compared to fiscal 2014 primarily due to a benefit from income taxes of $4.1 million recorded in fiscal 2014 from the full recognition of the IDT Global deferred tax assets. In fiscal 2014, we determined that our valuation allowance on the losses of IDT Global were no longer required due to an internal reorganization that generated income and a projection that the income would continue. Federal income tax expense decreased due to the decrease in domestic income before income taxes in fiscal 2015 compared to fiscal 2014.

Net Income Attributable to Noncontrolling Interests. The increase in the net income attributable to noncontrolling interests in fiscal 2016 compared to fiscal 2015 was due to sale of Fabrix in fiscal 2015 and the change in Zedge’s results of operations from net loss to net income, partially offset by the decrease in net income of certain IDT Telecom subsidiaries. The decrease in the net income attributable to noncontrolling interests in fiscal 2015 compared to fiscal 2014 was due to the decrease in net income of certain IDT Telecom subsidiaries, the increase in Fabrix’ net loss and the change in Zedge’s results of operations from net income to net loss.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2017 and the balance of cash, cash equivalents and marketable securities that we held on July 31, 2016 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2017.

At July 31, 2016, we had cash, cash equivalents and marketable securities of $162.5 million and a deficit in working capital (current liabilities in excess of current assets) of $4.8 million. At July 31, 2016, we also had $8.1 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Financial Services Ltd., our Gibraltar-based bank, and IDT Payment Services as substantially restricted and unavailable for other purposes. At July 31, 2016, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $16.0 million held by IDT Financial Services Ltd. and IDT Payment Services that was unavailable for other purposes.

At July 31, 2016, we had restricted cash and cash equivalents of $98.8 million, all of which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include customer deposits related to IDT Financial Services Ltd. and restricted balances pursuant to banking regulatory and other requirements.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $324 million at July 31, 2016. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

(in millions) Year ended July 31,	2016	2015	2014
Cash flows provided by (used in)
Operating activities	$49.1	$30.5	$45.7
Investing activities	(16.5)	2.9	(18.9)
Financing activities	(27.6)	(70.2)	(25.4)
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(6.7)	0.8
(Decrease) increase in cash and cash equivalents	$(0.8)	$(43.5)	$2.2

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

In fiscal 2015 and fiscal 2014, Fabrix received $2.0 million and $13.4 million, respectively, in cash from sales of software licenses and support services.

Our Separation and Distribution Agreement with Straight Path includes, among other things, our obligation to reimburse Straight Path for the payment of liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. In fiscal 2016, fiscal 2015 and fiscal 2014, we paid nil, $2.8 million and $1.0 million, respectively, in connection with this obligation.

In August 2016, we and the New Jersey Economic Development Authority entered into an incentive agreement pursuant to which we may receive corporation business tax credits in exchange for investment in a qualified business facility and employment of the required number of full-time employees. The corporation business tax credits to be received are a maximum of $24.3 million. We are required to invest $5.3 million in our building located at 520 Broad Street, Newark, New Jersey, as well as retain 528 full-time jobs and create 40 new full-time jobs in New Jersey. We may claim a tax credit each tax year for ten years beginning when the Economic Development Authority accepts our project completion certification. We must submit the project completion certification on or before December 9, 2016. The tax credit can be applied to 100% of our New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, we may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

Investing Activities

Our capital expenditures were $18.4 million in fiscal 2016 compared to $28.6 million in fiscal 2015 and $17.0 million in fiscal 2014. The increase in fiscal 2015 compared to fiscal 2014 was primarily due to expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We currently anticipate that total capital expenditures in fiscal 2016 will be between $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix to Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In fiscal 2016, we recorded gain on the sale of our interest in Fabrix of $1.1 million, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs. In fiscal 2015, we recorded a gain on the sale of our interest in Fabrix of $76.9 million.

In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Ltd. was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). At July 31, 2016, the carrying value of the shares of Visa Inc. Series C preferred stock was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to effect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. The deferred payment receivable plus 4% compounded annual interest is due in June 2019. In fiscal 2016, we recorded a gain of $7.5 million from the sale of our member interest in Visa Europe.

In fiscal 2016, fiscal 2015 and fiscal 2014, we used cash of $2.0 million, $0.1 million and $0.2 million, respectively, for additional investments.

We received $0.6 million, $0.1 million and $1.0 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, from the redemption of certain of our investments.

Proceeds from insurance of $0.6 million in fiscal 2014 related to water damage in our building located at 520 Broad Street, Newark, New Jersey, that occurred in a prior period. We recorded a gain of $0.6 million from this insurance claim in fiscal 2014.

In fiscal 2016, fiscal 2015 and fiscal 2014, we used cash of $46.9 million, $52.4 million and $20.7 million, respectively, to purchase marketable securities.

Proceeds from maturities and sales of marketable securities were $35.0 million, $24.1 million and $17.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Financing Activities

In fiscal 2016, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.4 million in total. In fiscal 2015, we paid aggregate cash dividends of $2.03 per share on our Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In fiscal 2014, we paid aggregate cash dividends of $0.59 per share on our Class A common stock and Class B common stock, or $13.6 million in total. In September 2016, our Board of Directors declared a dividend of $0.19 per share for the fourth quarter of fiscal 2016 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about October 20, 2016 to stockholders of record as of the close of business on October 11, 2016.

We distributed cash of $1.8 million, $2.1 million and $1.9 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, to the noncontrolling interests in certain of our subsidiaries.

In June 2016, cash and cash equivalents held by Zedge of $6.4 million were deconsolidated as a result of the Zedge Spin-Off.

In connection with the Zedge Spin-Off, in May 2016, Zedge sold shares of its Class B common stock representing approximately 10.0% of its capital stock to certain of its equity holders, including us, for $3 million. The other purchasers paid $0.4 million of the total and we paid $2.6 million.

In fiscal 2016, we received cash of $8.8 million from third parties for an investment in a joint venture.

In August 2013, both Fabrix and a wholly-owned subsidiary of ours purchased shares of Fabrix for aggregate cash of $1.1 million. The shares were purchased from holders of noncontrolling interests in Fabrix representing 2.8% of the equity in Fabrix.

We received proceeds from the exercise of our stock options of nil in fiscal 2016, $3.4 million in fiscal 2015 and $0.6 million in fiscal 2014.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date. In January 2016, the maturity date was extended to January 31, 2018. In fiscal 2016, fiscal 2015 and fiscal 2014, we borrowed nil, nil and $56.0 million, respectively, under the facility, and we repaid nil, $13.0 million and $64.1 million, respectively. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At July 31, 2016 and 2015, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $91.1 and $90.1 million, respectively.

Repayments of other borrowings were nil, $0.3 million and $0.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

On June 25, 2015, we purchased 404,967 shares of our Class B common stock from Howard S. Jonas, our Chairman of the Board and former Chief Executive Officer. The purchase price was $18.52 per share, the share price at the close of business on June 23, 2015. The aggregate purchase price was $7.5 million.

In fiscal 2016, fiscal 2015 and fiscal 2014, we paid $0.1 million, $2.8 million and $1.0 million, respectively to repurchase 11,250; 152,856 and 34,206 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We had a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of our Class B common stock. On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program, which had 4.6 million shares remaining available for repurchase. In fiscal 2016, we repurchased 398,376 shares of our Class B common stock for an aggregate purchase price of $4.6 million. In fiscal 2015, we repurchased 29,675 shares of our Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases in fiscal 2014. At July 31, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable decreased to $54.1 million at July 31, 2016 from $64.2 million at July 31, 2015 primarily due to an $8.5 million decrease in IDT Telecom’s gross trade accounts receivable balance and the Zedge Spin-Off. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in fiscal 2016 in excess of amounts billed during the period, accounts receivable written-off and the effect of changes in foreign currency exchange rates. At July 31, 2015, Zedge’s gross trade accounts receivable balance was $1.6 million.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 8.9% at July 31, 2016 from 8.8% at July 31, 2015 as a result of a 15.7% decrease in the gross accounts receivable balance and a 14.6% decline in the allowance balance.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of prepaid products. Deferred revenue slightly decreased to $86.2 million at July 31, 2016 from $86.3 million at July 31, 2015 primarily due to a decrease in the IDT Telecom U.S. balance, partially offset by an increase in IDT Telecom’s deferred revenue balance in Europe.

Other Uses of Resources

Our controlled 50%-owned subsidiary, CS Pharma, holds Cornerstone’s $10 million principal amount, 3.5% convertible promissory note due September 16, 2018 and we and CS Pharma were issued warrants to purchase Cornerstone shares. Cornerstone is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies targeting cancer metabolism that exploit the metabolic differences between normal cells and cancer cells. We expect to fund additional cash investments in Cornerstone in fiscal 2017.

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

On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We intend to cooperate with the FCC in this matter and we are in the process of responding to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us. Further, should the FCC impose liability on Straight Path, we could be the subject of a claim from Straight Path related to that liability.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments at July 31, 2016:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Operating leases	$6.2	$2.7	$2.2	$1.2	$0.1
Revolving credit unused commitment fee	0.1	0.1	—	—	—
Purchase commitments	1.6	1.6	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS	$7.9	$4.4	$2.2	$1.2	$0.1

OTHER COMMERCIAL COMMITMENTS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Standby letters of credit (1)	$0.1	$0.1	$—	$—	$—

(1)	The above table does not include an aggregate of $13.4 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2016, we had aggregate performance bonds of $13.4 million outstanding.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 29%, 30% and 30% of our consolidated revenues in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of July 31, 2016, the carrying value of our marketable securities and investments in hedge funds were $52.9 million and $8.1 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2016.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s report on internal control over financial reporting and the attestation report of our independent registered public accounting firm are included in this Annual Report on Form 10-K on pages 48 and 49.

Item 9B. Other Information.

None.

Part III

Item 10.  Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Howard S. Jonas – Chairman of the Board

Shmuel Jonas – Chief Executive Officer

Marcelo Fischer – Senior Vice President – Finance

Mitch Silberman – Chief Accounting Officer and Controller

Joyce J. Mason – Executive Vice President, General Counsel and Corporate Secretary

Menachem Ash – Executive Vice President of Strategy and Legal Affairs

Anthony S. Davidson – Senior Vice President – Technology

Bill Pereira – Chief Executive Officer and President of IDT Telecom

Directors

Howard S. Jonas – Chairman of the Board

Bill Pereira – Chief Executive Officer and President of IDT Telecom

Michael Chenkin – Certified Public Accountant; previously worked in the Audit Department of Coopers and Lybrand and as a consultant to the securities industry

Eric F. Cosentino – Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr – Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

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

Item 11.  Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2016, and which is incorporated by reference herein.

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

3.

Exhibits. Exhibit Numbers 10.03, 10.04, 10.05, 10.06 and 10.08 are management contracts or compensatory plans or arrangements.

The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10—K.

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

(b) Exhibits.

Exhibit Number	Description of Exhibits

3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.03(3)	Third Amended and Restated Employment Agreement, dated December 20, 2013, between the Registrant and Howard S. Jonas.

10.04(4)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(5)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.06(6)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.06(7)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

Exhibit Number	Description of Exhibits
10.07(8)	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

10.08(9)	Stock Grant Agreement between the Registrant and Howard Jonas, dated December 27, 2012.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP.

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2009.

(3)	Incorporated by reference to Form 8-K/A, filed December 27, 2013.

(4)	Incorporated by reference to Schedule 14A, filed November 3, 2004.

(5)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(6)	Incorporated by reference to Schedule 14A, filed October 31, 2015.

(7)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2012, filed October 15, 2012

(9)	Incorporated by reference to Form 8-K, filed December 31, 2012.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer (Principal Executive Officer)	October 14, 2016
Shmuel Jonas

/s/ Howard S. Jonas	Chairman of the Board	October 14, 2016
Howard S. Jonas

/s/ Marcelo Fischer	Senior Vice President-Finance (Principal Financial Officer)	October 14, 2016
Marcelo Fischer

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 14, 2016
Mitch Silberman	(Principal Accounting Officer)

/s/ Bill Pereira	Director	October 14, 2016
Bill Pereira

/s/ Michael Chenkin	Director	October 14, 2016
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 14, 2016
Eric F. Cosentino

/s/ Judah Schorr	Director	October 14, 2016
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016. In making this assessment, the Company’s management used the criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2016 was effective based on the criteria established in the 2013 COSO Framework.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2016.

/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer
(Principal Executive Officer)

/s/ Marcelo Fischer
Marcelo Fischer
Senior Vice President-Finance
(Principal Financial Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the internal control over financial reporting of IDT Corporation a Delaware corporation and subsidiaries (the “Company”) as of July 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2016 based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended July 31, 2016, and our report dated October 14, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2016

IDT Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2016, based on criteria established in the 2013 Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2016

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except per share data)	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$109,537	$110,361
Restricted cash and cash equivalents	98,822	91,035
Marketable securities	52,949	40,287
Trade accounts receivable, net of allowance for doubtful accounts of $4,818 and $5,645 at July 31, 2016 and 2015, respectively	49,283	58,543
Receivable from sale of interest in Fabrix Systems, Ltd.	—	8,471
Prepaid expenses	15,189	17,304
Other current assets	13,273	14,344
TOTAL CURRENT ASSETS	339,053	340,345
Property, plant and equipment, net	87,374	91,316
Goodwill	11,218	14,388
Other intangibles, net	843	1,277
Investments	14,024	12,344
Deferred income tax assets, net	9,554	13,324
Other assets	7,592	12,688
TOTAL ASSETS	$469,658	$485,682
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$30,253	$29,140
Accrued expenses	117,434	139,272
Deferred revenue	86,178	86,302
Customer deposits	95,843	84,454
Income taxes payable	578	391
Note payable—current portion	—	6,353
Other current liabilities	13,534	3,000
TOTAL CURRENT LIABILITIES	343,820	348,912
Other liabilities	1,635	1,830
TOTAL LIABILITIES	345,455	350,742
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2016 and 2015	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,383 and 25,276 shares issued and 21,452 and 21,755 shares outstanding at July 31, 2016 and 2015, respectively	254	253
Additional paid-in capital	396,243	403,146
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,931 and 3,521 shares of Class B common stock at July 31, 2016 and 2015, respectively	(115,316)	(110,543)
Accumulated other comprehensive (loss) income	(3,744)	771
Accumulated deficit	(153,673)	(159,829)
Total IDT Corporation stockholders’ equity	123,797	133,831
Noncontrolling interests	406	1,109
TOTAL EQUITY	124,203	134,940
TOTAL LIABILITIES AND EQUITY	$469,658	$485,682

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2016	2015	2014
REVENUES	$1,496,261	$1,596,777	$1,651,541
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,246,594	1,328,363	1,367,266
Selling, general and administrative (i)	204,655	222,239	228,934
Depreciation and amortization	20,535	18,418	16,318
Research and development	—	1,656	10,018
Severance	6,510	8,363	—
TOTAL COSTS AND EXPENSES	1,478,294	1,579,039	1,622,536
Gain on sale of member interest in Visa Europe Ltd.	7,476	—	—
Gain on sale of interest in Fabrix Systems, Ltd.	1,086	76,864	—
Other operating (losses) gains, net	(326)	(1,552)	835
Income from operations	26,203	93,050	29,840
Interest income (expense), net	1,216	(159)	(148)
Other income (expense), net	2,049	(688)	(4,700)
Income before income taxes	29,468	92,203	24,992
Provision for income taxes	(4,110)	(6,088)	(3,982)
NET INCOME	25,358	86,115	21,010
Net income attributable to noncontrolling interests	(1,844)	(1,625)	(2,226)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$23,514	$84,490	$18,784

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$1.03	$3.69	$0.85
Diluted	$1.03	$3.63	$0.82

Weighted-average number of shares used in calculation of earnings per share:
Basic	22,765	22,903	22,009
Diluted	22,815	23,247	22,937

(i) Stock-based compensation included in selling, general and administrative expenses	$2,680	$5,185	$5,382

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2016	2015	2014
NET INCOME	$25,358	$86,115	$21,010
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	583	(567)	(8)
Foreign currency translation adjustments	(6,127)	(2,432)	1,335
Other comprehensive (loss) income	(5,544)	(2,999)	1,327
COMPREHENSIVE INCOME	19,814	83,116	22,337
Comprehensive income attributable to noncontrolling interests	(1,844)	(1,625)	(2,226)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$17,970	$81,491	$20,111

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JULY 31, 2013	3,272	$33	24,275	$243	$388,533	$(98,836)	$2,341	$(203,711)	$533	$89,136
Dividends declared ($0.51 per share)	—	—	—	—	—	—	—	(11,798)	—	(11,798)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,005)	—	—	—	(1,005)
Exercise of stock options	—	—	46	—	606	—	—	—	3	609
Stock-based compensation	—	—	—	—	5,332	—	—	—	30	5,362
Restricted stock issued to employees and directors	—	—	194	2	(2)	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	72	1	1,167	—	—	—	—	1,168
Purchases of stock of subsidiary	—	—	—	—	(1,154)	—	—	—	21	(1,133)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,888)	(1,888)
Adjustment to liabilities in connection with the Straight Path Spin-Off	—	—	—	—	(1,624)	—	—	—	—	(1,624)
Other comprehensive income	—	—	—	—	—	—	1,327	—	—	1,327
Net income for the year ended July 31, 2014	—	—	—	—	—	—	—	18,784	2,226	21,010
BALANCE AT JULY 31, 2014	3,272	33	24,587	246	392,858	(99,841)	3,668	(196,725)	925	101,164

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Dividends declared ($2.03 per share)	—	—	—	—	—	—	—	(47,594)	—	(47,594)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(2,777)	—	—	—	(2,777)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(425)	—	—	—	(425)
Exercise of stock options	—	—	245	2	3,422	—	—	—	—	3,424
Stock-based compensation	—	—	—	—	5,604	—	—	—	62	5,666
Restricted stock issued to employees and directors	—	—	373	4	(4)	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	71	1	1,266	—	—	—	—	1,267
Purchase of Class B common stock from Howard S. Jonas	—	—	—	—	—	(7,500)	—	—	—	(7,500)
Other	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Sale of interest in Fabrix Systems Ltd.	—	—	—	—	—	—	102	—	538	640
Other comprehensive loss	—	—	—	—	—	—	(2,999)	—	—	(2,999)
Net income for the year ended July 31, 2015	—	—	—	—	—	—	—	84,490	1,625	86,115
BALANCE AT JULY 31, 2015	3,272	33	25,276	253	403,146	(110,543)	771	(159,829)	1,109	134,940

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Dividends declared ($0.75 per share)	—	—	—	—	—	—	—	(17,358)	—	(17,358)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(134)	—	—	—	(134)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(4,639)	—	—	—	(4,639)
Exercise of subsidiary stock options	—	—	—	—	—	—	—	—	9	9
Stock-based compensation	—	—	—	—	2,680	—	—	—	—	2,680
Restricted stock issued to employees and directors	—	—	12	—	—	—	—	—	—	—
Other	—	—	—	—	2	—	—	—	—	2
Stock issued for matching contributions to the 401(k) Plan	—	—	95	1	1,410	—	—	—	—	1,411
Sale of Zedge equity prior to the spin-off	—	—	—	—	374	—	—	—	—	374
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,834)	(1,834)
Zedge Spin-Off	—	—	—	—	(11,369)	—	1,029	—	(722)	(11,062)
Other comprehensive loss	—	—	—	—	—	—	(5,544)	—	—	(5,544)
Net income for the year ended July 31, 2016	—	—	—	—	—	—	—	23,514	1,844	25,358
BALANCE AT JULY 31, 2016	3,272	$33	25,383	$254	$396,243	$(115,316)	$(3,744)	$(153,673)	$406	$124,203

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2016	2015	2014
OPERATING ACTIVITIES
Net income	$25,358	$86,115	$21,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,535	18,418	16,318
Deferred income taxes	3,809	5,877	2,487
Provision for doubtful accounts receivable	1,519	97	500
Gain on sale of interest in Fabrix Systems Ltd.	(1,086)	(76,864)	—
Gain on sale of member interest in Visa Europe Ltd.	(7,476)	—	—
Net realized (gain) loss from marketable securities	(543)	54	—
Gain on proceeds from insurance	—	—	(571)
Interest in the equity of investments	362	(1,699)	(1,282)
Stock-based compensation	2,680	5,185	5,382
Change in assets and liabilities:
Restricted cash and cash equivalents	(22,548)	(28,286)	(25,292)
Trade accounts receivable	616	640	(1,363)
Prepaid expenses, other current assets and other assets	8,372	2,122	(4,628)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(10,337)	(3,824)	(5,914)
Customer deposits	25,344	25,939	30,186
Income taxes payable	238	(301)	(29)
Deferred revenue	2,211	(2,939)	8,917
Net cash provided by operating activities	49,054	30,534	45,721
INVESTING ACTIVITIES
Capital expenditures	(18,370)	(28,556)	(17,021)
Proceeds from sale of interest in Fabrix Systems Ltd., net of cash and cash equivalents sold	9,557	59,678	—
Proceeds from sale of member interest in Visa Europe Ltd	5,597	—	—
Cash used for acquisition and purchase of investments	(2,002)	(125)	(175)
Proceeds from sales and redemptions of investments	634	119	1,038
Purchases of other intangibles	—	—	(250)
Proceeds from sale of building	—	—	250
Proceeds from insurance	—	—	571
Purchases of marketable securities	(46,909)	(52,360)	(20,658)
Proceeds from maturities and sales of marketable securities	35,011	24,126	17,323
Net cash (used in) provided by investing activities	(16,482)	2,882	(18,922)
FINANCING ACTIVITIES
Dividends paid	(17,358)	(47,594)	(13,635)
Distributions to noncontrolling interests	(1,834)	(2,050)	(1,888)
Cash of Zedge deconsolidated as a result of spin-off	(6,381)	—	—
Proceeds from sale of Zedge equity prior to the spin-off	374	—	—
Proceeds from capital raised by subsidiary	8,750	—	—
Purchases of stock of subsidiary	—	—	(1,133)
Proceeds from exercise of stock options	—	3,424	609
Proceeds from revolving credit loan payable	—	—	56,000
Repayments of borrowings including revolving credit loan payable	(6,353)	(13,271)	(64,318)
Purchase of Class B common stock from Howard S. Jonas	—	(7,500)	—
Repurchases of Class B common stock	(4,773)	(3,202)	(1,005)
Net cash used in financing activities	(27,575)	(70,193)	(25,370)
Effect of exchange rate changes on cash and cash equivalents	(5,821)	(6,685)	794
Net (decrease) increase in cash and cash equivalents	(824)	(43,462)	2,223
Cash and cash equivalents at beginning of year	110,361	153,823	151,600
Cash and cash equivalents at end of year	$109,537	$110,361	$153,823
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$1,205	$745	$743
Cash payments made for income taxes	$779	$320	$1,115
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Net assets excluding cash and cash equivalents of Zedge deconsolidated as a result of spin-off	$(4,681)	$—	$—
Shares of Visa Inc. Series C preferred stock received from sale of member interest in Visa Europe Ltd.	$1,580	$—	$—
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$—	$14,333	$—
Adjustment to liabilities in connection with the Straight Path Communications, Inc. spin-off	$—	$—	$1,624

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications and payment industries. The Company has two reportable business segments, Telecom Platform Services and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes the Company’s real estate holdings and other smaller businesses. Until the spin-off of Zedge, Inc. (formerly Zedge Holdings, Inc.) (“Zedge”) in June 2016, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. Until the sale of Fabrix Systems Ltd. (“Fabrix”) in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge to the Company’s stockholders of record as of the close of business on May 26, 2016 (the “Zedge Spin-Off”). The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Zedge Spin-Off, each of the Company’s stockholders received one share of Zedge Class A common stock for every three shares of the Company’s Class A common stock, and one share of Zedge Class B common stock for every three shares of the Company’s Class B common stock, held of record as of the close of business on May 26, 2016. The Company received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

Zedge’s income (loss) before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2016	2015	2014
INCOME (LOSS) BEFORE INCOME TAXES	$2,518	$(4)	$319

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$2,221	$23	$278

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off two business units to its stockholders, one of which was Zedge. The remaining components of the reorganization are subject to change as well as both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors and certain third parties. The Company continues to advance the effort on the remainder of the reorganization.

On December 7, 2015, the Company approved an investment of up to $10 million in Cornerstone Pharmaceuticals, Inc. (“Cornerstone”). Cornerstone is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies targeting cancer metabolism that exploit the metabolic differences between normal cells and cancer cells. The initial $2 million investment was funded as follows: $500,000 upon signing the Subscription and Loan Agreement on January 21, 2016, $50,000 on March 23, 2016, and $1.45 million on April 14, 2016. The initial $2 million investment was in exchange for Cornerstone’s 3.5% convertible promissory notes due 2018. The remaining $8 million was funded in August and September 2016. In September 2016, Cornerstone issued to the Company’s controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), a convertible promissory note with a principal amount of $10 million (the “Series D Note”) representing the $8 million investment funded on such date plus the conversion of the $2 million principal amount convertible promissory notes issued in connection with the previous funding. The Cornerstone Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Cornerstone’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Cornerstone common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. The Company and CS Pharma were issued warrants to purchase shares of capital stock of Cornerstone representing up to 56% of the then issued and outstanding capital stock of Cornerstone, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by the Company. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Cornerstone, or such lesser amount as represents 5% of the outstanding capital stock of Cornerstone, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2016, the Company’s investment in Cornerstone was $2.0 million, which was included in “Investments” in the accompanying consolidated balance sheet. At July 31, 2016, the Company’s maximum exposure to loss as a result of its involvement with Cornerstone was its $2.0 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

In addition to interests issued to the Company, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At July 31, 2016, CS Pharma had received $8.8 million of such investment, which is included in “Other current liabilities” in the accompanying consolidated balance sheet, and the remaining $1.2 million was received in September 2016. The Company holds a 50% interest in CS Pharma and is the managing member. It is expected that CS Pharma will use its cash to invest in Cornerstone.

Mr. Howard S. Jonas, the Company’s Chairman of the Board and former Chief Executive Officer, is a director of Cornerstone and was appointed its Chairman of the Board in April 2016. Howard and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Cornerstone, and The Howard S. and Deborah Jonas Foundation owns an additional $525,000 of Series C Notes.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. In addition, Cornerstone is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated.

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. At July 31, 2016 and 2015, the Company had $8.0 million and $9.0 million, respectively, in investments accounted for using the equity method, and $7.0 million and $3.4 million, respectively, in investments accounted for using the cost method. Equity and cost method investments are included in “Other current assets” or “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prior to the Zedge Spin-Off, Zedge generated over 90% of its revenues from selling its advertising inventory to advertising networks/exchanges, real time bidding platforms, direct advertisers and game publishers. Zedge advertising revenue was recognized as advertisements were delivered to users through impressions or ad views, as long as evidence of the arrangement with the payer existed (generally through an executed contract), the price was fixed and determinable, and collectability was reasonably assured.

Prior to the sale of the Company’s interest in Fabrix, revenue from Fabrix for software licenses and maintenance support was deferred and recognized on a straight-line basis from the date on which delivered orders were accepted by the customer over the period that the support was expected to be provided since sufficient vendor-specific objective evidence of fair value to allocate revenues to the various deliverables did not exist.

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

Direct cost of revenues for Zedge consisted primarily of costs associated with the content distribution platform including hosting, marketing automation and content filtering.

Direct cost of revenues for Fabrix consisted primarily of customer support expenses.

Direct cost of revenues excludes depreciation and amortization expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash and Cash Equivalents

The Company classifies the change in its restricted cash and cash equivalents as an operating activity in the accompanying consolidated statements of cash flows because the restrictions are directly related to the operations of IDT Financial Services Ltd., the Company’s Gibraltar-based bank, and IDT Telecom.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. These balances are included in “Cash and cash equivalents” in the Company’s consolidated balance sheets (see Note 19).

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

For a reporting unit with zero or negative carrying amount, the Company performs Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, the Company considers whether there are any adverse qualitative factors indicating that impairment may exist.

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

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2016, fiscal 2015 and fiscal 2014, advertising expense was $12.9 million, $16.5 million and $17.2 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs were incurred by Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2016, fiscal 2015 and fiscal 2014 was $12.6 million, $11.4 million and $8.8 million, respectively. Unamortized capitalized internal use software costs at July 31, 2016 and 2015 were $18.8 million and $18.8 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2016	2015	2014
Basic weighted-average number of shares	22,765	22,903	22,009
Effect of dilutive securities:
Stock options	6	23	92
Non-vested restricted Class B common stock	44	321	836
Diluted weighted-average number of shares	22,815	23,247	22,937

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2016	2015	2014
Shares excluded from the calculation of diluted earnings per share	209	136	70

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2016, fiscal 2015 or fiscal 2014. However, the Company’s five largest customers collectively accounted for 11.2%, 11.2% and 12.0% of its consolidated revenues from continuing operations in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 23.0% and 24.1% of the consolidated gross trade accounts receivable at July 31, 2016 and 2015, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail, wholesale and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale carrier services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale carrier services customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,645	$1,519	$(2,346)	$4,818
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$11,507	$97	$(5,959)	$5,645
2014
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$13,079	$500	$(2,072)	$11,507

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The Company will adopt the new standard on August 1, 2017. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In June 2016, the FASB issued an ASU that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2020. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

Note 2—Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix to Telefonaktiebolget LM Ericsson (publ) (“Ericsson”). The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. The Company owned approximately 78% of Fabrix on a fully diluted basis. The Company’s share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. The Company and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In fiscal 2016, the Company recorded gain on the sale of its interest in Fabrix of $1.1 million, which represented adjustments to the Company’s share of Fabrix’ working capital and estimated transaction costs. In fiscal 2015, the Company recorded gain on the sale of its interest in Fabrix of $76.9 million.

Fabrix’ income (loss) before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2016	2015	2014
INCOME (LOSS) BEFORE INCOME TAXES	$—	$917	$(57)

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$—	$1,325	$3

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—Marketable Securities

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2016
Available-for-sale securities:
Certificates of deposit*	$17,690	$6	$—	$17,696
Federal Government Sponsored Enterprise notes	3,457	17	—	3,474
International agency notes	409	5	—	414
Mutual funds	5,121	—	(39)	5,082
Corporate bonds	3,633	40	—	3,673
Equity	2,463	—	(140)	2,323
U.S. Treasury notes	4,946	95	(1)	5,040
Municipal bonds	15,222	26	(1)	15,247
TOTAL	$52,941	$189	$(181)	$52,949
July 31, 2015
Available-for-sale securities:
Certificates of deposit*	$22,736	$3	$(2)	$22,737
Federal Home Loan Bank bonds	795	—	—	795
International agency notes	1,120	—	(1)	1,119
Mutual funds	5,000	—	(18)	4,982
Straight Path Communications Inc. common stock	2,086	—	(563)	1,523
Municipal bonds	9,125	9	(3)	9,131
TOTAL	$40,862	$12	$(587)	$40,287

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). In July 2015, the Company received 64,624 shares of Straight Path Class B common stock in connection with the lapsing of restrictions on awards of Straight Path restricted stock to certain of the Company’s employees and the payment of taxes related thereto (see Note 20).

Proceeds from maturities and sales of available-for-sale securities were $35.0 million, $24.1 million and $17.3 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Realized gains from sales of available-for-sale securities were $0.5 million, nil and nil in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. Realized losses from sales of available-for-sale securities were nil, $0.1 million and nil in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. In fiscal 2014, the Company recorded a loss of $0.1 million for the other than temporary decline in market value of its equity securities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2016 were as follows:

(in thousands)	Fair Value
Within one year	$22,701
After one year through five years	19,081
After five years through ten years	3,049
After ten years	713
TOTAL	$45,544

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value

July 31, 2016
Mutual funds	$39	$5,082
Equity	140	2,323
U.S. Treasury notes	1	199
Municipal bonds	1	3,112
TOTAL	$181	$10,716
July 31, 2015
Certificates of deposit	$2	$2,194
International agency notes	1	1,119
Mutual funds	18	4,982
Straight Path Communications Inc. common stock	563	1,523
Municipal bonds	3	3,466
TOTAL	$587	$13,284

At July 31, 2016 and 2015, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 4—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2016
Assets:
Available-for-sale securities	$12,445	$40,504	$—	$52,949
July 31, 2015
Assets:
Available-for-sale securities	$6,505	$33,782	$—	$40,287
Foreign exchange forwards	—	38	—	38
Total	$6,505	$33,820	$—	$40,325
Liabilities:
Foreign exchange forwards	$—	$39	$—	$39

At July 31, 2016, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2016 and 2015, the Company had $8.1 million and $9.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, note payable—current portion and other current liabilities. At July 31, 2016 and 2015, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, note payable—current portion and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2016 and 2015, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at July 31, 2016 and 2015 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $7.0 million and $3.4 million at July 31, 2016 and 2015, respectively, which the Company believes was not impaired.

Note 5—Derivative Instruments

Prior to the Zedge Spin-Off, the primary risk managed by the Company using derivative instruments was foreign exchange risk. Foreign exchange forward contracts were entered into as hedges against unfavorable fluctuations in the U.S. dollar – Norwegian krone (“NOK”) exchange rate. Zedge is based in Norway and much of its operations are located in Norway. Subsequent to the Zedge Spin-Off, the Company provides hedging services to Zedge pursuant to the Transition Services Agreement (see Note 20) until Zedge establishes a credit facility and is able to enter into foreign exchange contracts. The Company did not apply hedge accounting to these contracts, therefore the changes in fair value were recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company was exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The Company minimized the credit or repayment risk by entering into transactions with high-quality counterparties.

The fair value of outstanding derivative instruments recorded as assets in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2016	2015
Asset Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current assets	$—	$38

The fair value of outstanding derivative instruments recorded as liabilities in the accompanying consolidated balance sheets were as follows:

July 31 (in thousands)		2016	2015
Liability Derivatives	Balance Sheet Location
Derivatives not designated or not qualifying as hedging instruments:
Foreign exchange forwards	Other current liabilities	$—	$39

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Year ended July 31,
(in thousands)		2016	2015	2014
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives
Foreign exchange forwards	Other income (expense), net	$(145)	$(58)	$—

Note 6—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2016	2015
Equipment	$74,030	$77,126
Land and buildings	61,407	60,703
Computer software	67,651	59,839
Leasehold improvements	1,745	1,739
Furniture and fixtures	1,473	3,869
	206,306	203,276
Less accumulated depreciation and amortization	(118,932)	(111,960)
Property, plant and equipment, net	$87,374	$91,316

In fiscal 2016, the Company reduced gross property, plant and equipment and accumulated depreciation and amortization by $476.4 million for property, plant and equipment that was fully depreciated and no longer in service at or prior to July 31, 2015. The gross property, plant and equipment and accumulated depreciation and amortization balances at July 31, 2015 were restated to conform to the current year’s presentation, since the restatement was deemed immaterial.

The Company owns its headquarters building located at 520 Broad Street, Newark, New Jersey and a related parking garage. In fiscal 2014, the Company began renovations of the first four floors of its 520 Broad Street building in order to move its personnel and offices located at 550 Broad Street, Newark, New Jersey to 520 Broad Street. In April and May 2015, the Company moved its Newark operations back into its building at 520 Broad Street and vacated its leased office space at 550 Broad Street. In April 2016, the Company entered into two leases for space in the building. The first lease is for a portion of the sixth floor for an eleven year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. The leases will commence after the completion of the Company’s work to prepare the space for the tenant’s possession. At July 31, 2016 and 2015, the carrying value of the land, building and improvements at 520 Broad Street was $45.6 million and $44.4 million, respectively.

Depreciation and amortization expense of property, plant and equipment was $20.1 million, $18.0 million and $15.7 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Goodwill and Other Intangibles

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2014 to July 31, 2016:

(in thousands)	Telecom Platform Services	Zedge	Total
Balance as of July 31, 2014	$11,623	$3,207	$14,830
Foreign currency translation adjustments	(442)	—	(442)
Balance as of July 31, 2015	11,181	3,207	14,388
Foreign currency translation adjustments	37	(823)	(786)
Zedge Spin-Off	—	(2,384)	(2,384)
Balance as of July 31, 2016	$11,218	$—	$11,218

The table below presents information on the Company’s other intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2016
Amortized intangible assets:
Trademarks and patents	4.9 years	$328	$(120)	$208
Technology and domain names	3.1 years	789	(615)	174
Customer lists	5.8 years	3,154	(2,693)	461
TOTAL	5.2 years	$4,271	$(3,428)	$843
July 31, 2015
Amortized intangible assets:
Trademarks and patents	4.8 years	$414	$(144)	$270
Technology and domain names	3.1 years	789	(378)	411
Customer lists	6.2 years	3,154	(2,558)	596
TOTAL	5.5 years	$4,357	$(3,080)	$1,277

Amortization expense of intangible assets was $0.4 million, $0.4 million and $0.6 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.3 million, $0.1 million, $0.1 million, $0.1 million and $0.1 million in fiscal 2017, fiscal 2018, fiscal 2019, fiscal 2020 and fiscal 2021, respectively.

Note 8—IDT Financial Services Ltd. Transactions

In December 2015, MasterCard Europe released a security deposit in the amount of $4.7 million made by IDT Financial Services Ltd. At July 31, 2015, this security deposit was included in “Other assets” in the accompanying consolidated balance sheet.

In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Ltd. was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). The Visa Inc. Series C preferred stock is accounted for using the cost method. At July 31, 2016, the carrying value of these shares was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to effect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. The deferred payment receivable plus 4% compounded annual interest is due in June 2019. In fiscal 2016, the Company recorded a gain of $7.5 million from the sale of its member interest in Visa Europe.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9—Other Operating (Losses) Gains, Net

The following table summarizes the other operating (losses) gains, net by business segment:

Year ended July 31 (in thousands)	2016	2015	2014
Telecom Platform Services—loss on disposal of property, plant and equipment	$(326)	$—	$—
Telecom Platform Services—gains related to legal matters, net	—	—	650
Corporate—losses related to legal matters	—	(1,552)	(79)
Corporate—other	—	—	(374)
All Other—gain on insurance claim (a)	—	—	571
All Other—other	—	—	67
TOTAL	$(326)	$(1,552)	$835

(a)	In fiscal 2014, the Company received proceeds from insurance of $0.6 million related to water damage to portions of the Company’s building and improvements at 520 Broad Street, Newark, New Jersey. The damage occurred in a prior period. The Company recorded a gain of $0.6 million from this insurance claim.

Note 10—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date. In January 2016, the maturity date was extended to January 31, 2018. At July 31, 2016 and 2015, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At July 31, 2016 and 2015, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $91.1 million and $90.1 million, respectively.

Note 11—Note Payable

The Company’s note payable consisted of the following:

July 31 (in thousands)	2016	2015
$11.0 million secured term loan due September 2015	$—	$6,353
Less current portion	—	(6,353)
Notes payable—long term portion	$—	$—

Interest on the loan was 5.6% per annum. The outstanding principal of $6.4 million was paid on the maturity date of September 1, 2015. The loan was secured by a mortgage on a building in Piscataway, New Jersey.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2016	2015
Carrier minutes termination	$34,719	$47,317
Carrier network connectivity, toll-free and 800 services	3,046	7,071
Regulatory fees and taxes	48,369	50,797
Legal settlements	2,069	2,059
Compensation costs	14,471	14,138
Legal and professional fees	4,315	4,938
Other	10,445	12,952
TOTAL	$117,434	$139,272

Note 13—Severance Expense

In July 2016, the Company completed a reduction of its workforce and incurred severance expense of $6.3 million in fiscal 2016. Severance expense in fiscal 2016 also included $0.2 million unrelated to the July 2016 workforce reduction. At July 31, 2016, there was accrued severance of $5.7 million included in “Accrued expenses” in the accompanying consolidated balance sheets for the July 2016 workforce reduction.

In February and March 2015, the Company completed a reduction of its workforce and incurred severance expense of $6.2 million in fiscal 2015. Severance expense in fiscal 2015 also included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S in the first quarter of fiscal 2015, and an additional $0.2 million in the fourth quarter of fiscal 2015. At July 31, 2016 and 2015, there was accrued severance of $0.1 million and $3.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the February and March 2015 headcount reductions.

Note 14—Other Income (Expense), Net

Other income (expense), net consists of the following:

Year ended July 31 (in thousands)	2016	2015	2014
Foreign currency transaction gains (losses)	$980	$(1,704)	$(5,883)
Gain (loss) on marketable securities	543	(54)	(65)
(Loss) gain on investments	(405)	1,500	1,283
Other	931	(430)	(35)
TOTAL	$2,049	$(688)	$(4,700)

Note 15—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2016	2015	2014
Domestic	$11,278	$7,538	$21,624
Foreign	18,190	84,665	3,368
INCOME BEFORE INCOME TAXES	$29,468	$92,203	$24,992

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2016	2015
Deferred income tax assets:
Bad debt reserve	$575	$550
Accrued expenses	5,327	4,629
Stock options and restricted stock	1,802	1,030
Charitable contributions	1,527	1,277
Impairment	25,746	25,746
Depreciation	6,785	7,232
Unrealized gain	193	138
Net operating loss	122,849	125,223
Credits	3,192	2,892
Total deferred income tax assets	167,996	168,717
Valuation allowance	(158,442)	(155,393)
Deferred tax assets, net of valuation allowance	9,554	13,324
Deferred income tax liabilities:
Unrealized loss	42	—
NET DEFERRED INCOME TAX ASSETS	$9,512	$13,324

The provision for income taxes consists of the following:

Year ended July 31 (in thousands)	2016	2015	2014
Current:
Federal	$(83)	$—	$(279)
State and local	(30)	—	—
Foreign	(185)	(311)	(1,177)
	(298)	(311)	(1,456)
Deferred:
Federal	(3,148)	(1,967)	(6,461)
State and local	(51)	(245)	(175)
Foreign	(613)	(3,565)	4,110
	(3,812)	(5,777)	(2,526)
PROVISION FOR INCOME TAXES	$(4,110)	$(6,088)	$(3,982)

In fiscal 2014, the Company determined that its valuation allowance on the losses of IDT Global, a U.K. subsidiary, were no longer required due to an internal reorganization that generated income and a projection that the income would continue. The Company recorded a benefit from income taxes of $4.1 million in fiscal 2014 from the full recognition of the IDT Global deferred tax assets.

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2016	2015	2014
U.S. federal income tax at statutory rate	$(10,314)	$(32,271)	$(8,747)
Valuation allowance	—	—	4,110
Foreign tax rate differential	6,035	25,757	961
Nondeductible expenses	487	659	761
Other	(67)	(73)	7
Prior year tax (expense) benefit	(231)	—	(960)
State and local income tax, net of federal benefit	(20)	(160)	(114)
PROVISION FOR INCOME TAXES	$(4,110)	$(6,088)	$(3,982)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2016, the Company had federal and state net operating loss carryforwards of approximately $175 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2017, with fiscal 2016’s loss expiring in fiscal 2037. The Company has foreign net operating losses of approximately $183 million, of which approximately $114 million does not expire and approximately $69 million expires in two to nine years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, Net2Phone, which provides voice over Internet protocol communications services, has additional federal net operating losses of approximately $77 million, which will expire through fiscal 2027. With the reacquisition of Net2Phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

The Company has not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $324 million at July 31, 2016. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$155,393	$3,049	$—	$158,442
2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$151,975	$3,418	$—	$155,393
2014
Reserves deducted from deferred income taxes, net:
Valuation allowance	$167,328	$—	$(15,353)	$151,975

The table below summarizes the change in the balance of unrecognized income tax benefits:

Year ended July 31 (in thousands)	2016	2015	2014
Balance at beginning of year	$—	$—	$356
Additions based on tax positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	(356)
Lapses of statutes of limitations	—	—	—
Balance at end of year	$—	$—	$—

At July 31, 2016, the Company did not have any unrecognized income tax benefits and did not expect any changes in the next twelve months. If the Company recognized any unrecognized income tax benefits, it would affect the effective tax rate. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company did not record any interest and penalties on income taxes. As of July 31, 2016 and 2015, there was no accrued interest included in current income taxes payable.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In August 2016, the Company and the New Jersey Economic Development Authority entered into an incentive agreement pursuant to which the Company may receive corporation business tax credits in exchange for investment in a qualified business facility and employment of the required number of full-time employees. The corporation business tax credits to be received are a maximum of $24.3 million. The Company is required to invest $5.3 million in its building located at 520 Broad Street, Newark, New Jersey, as well as retain 528 full-time jobs and create 40 new full-time jobs in New Jersey. The Company may claim a tax credit each tax year for ten years beginning when the Economic Development Authority accepts the Company’s project completion certification. The Company must submit the project completion certification on or before December 9, 2016. The tax credit can be applied to 100% of the Company’s New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, the Company may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2013 to fiscal 2016, state and local tax returns generally for fiscal 2012 to fiscal 2016 and foreign tax returns generally for fiscal 2012 to fiscal 2016.

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

Dividend Payments

In fiscal 2016, the Company paid aggregate cash dividends of $0.75 per share on its Class A common stock and Class B common stock, or $17.4 million in total. In fiscal 2015, the Company paid aggregate cash dividends of $2.03 per share on its Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In fiscal 2014, the Company paid aggregate cash dividends of $0.59 per share on its Class A common stock and Class B common stock, or $13.6 million in total.

In September 2016, the Company’s Board of Directors declared a dividend of $0.19 per share for the fourth quarter of fiscal 2016 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about October 20, 2016 to stockholders of record as of the close of business on October 11, 2016.

Purchase of Shares from Howard S. Jonas

On June 25, 2015, the Company purchased 404,967 shares of its Class B common stock from Howard Jonas. The purchase price was $18.52 per share, the share price at the close of business on June 23, 2015. The aggregate purchase price was $7.5 million.

Stock Repurchases

The Company had a stock repurchase program for the repurchase of up to an aggregate of 8.3 million shares of the Company’s Class B common stock. On January 22, 2016, the Company’s Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of the Company’s Class B common stock and cancelled the previous stock repurchase program, which had 4.6 million shares remaining available for repurchase. In fiscal 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. In fiscal 2015, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. There were no repurchases under the program in fiscal 2014. At July 31, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2016, fiscal 2015 and fiscal 2014, the Company paid $0.1 million, $2.8 million and $1.0 million, respectively, to repurchase shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company repurchased 11,250; 152,856 and 34,206 shares of Class B common stock, respectively, from employees.

Equity Sale Prior to the Zedge Spin-Off

In connection with the Zedge Spin-Off, in May 2016, Zedge sold shares of its Class B common stock representing approximately 10.0% of its capital stock to certain of its equity holders, including the Company, for $3 million. The other purchasers paid $0.4 million of the total and the Company paid $2.6 million.

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

Adjustment to Liabilities in connection with the Straight Path Spin-Off

The Company’s Separation and Distribution Agreement with Straight Path included, among other things, that the Company is obligated to reimburse Straight Path for the payment of liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off (see Note 20). In fiscal 2014, the Company increased its estimated liability for this obligation by $1.9 million, of which $1.6 million was recorded as a reduction of additional paid-in capital.

Note 17—Stock-Based Compensation

Stock-Based Compensation Plans

On December 15, 2014, the Company’s stockholders ratified the 2015 Stock Option and Incentive Plan, which became effective on January 1, 2015. The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. On December 14, 2015, the Company’s stockholders approved an amendment to the 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares. At July 31, 2016, the Company had 0.6 million shares of Class B common stock reserved for award under its 2015 Stock Option and Incentive Plan and 0.2 million shares were available for future grants.

On October 13, 2016, the Company’s Board of Directors amended the 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares. The amendment is subject to ratification by the Company’s stockholders.

In fiscal 2016, fiscal 2015 and fiscal 2014, there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in fiscal 2016 and fiscal 2014. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31	2015
ASSUMPTIONS
Average risk-free interest rate	1.63%
Expected dividend yield	—
Expected volatility	51.4%
Expected term	6.0 years

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2015	424	$14.58
Granted	—	—
Exercised	—	—
Cancelled / Forfeited	(64)	14.59
OUTSTANDING AT JULY 31, 2016	360	$11.98	6.3	$1,267
EXERCISABLE AT JULY 31, 2016	193	$13.55	4.7	$415

The weighted-average grant date fair value of options granted by the Company during fiscal 2015 was $7.94. The total intrinsic value of options exercised during fiscal 2016, fiscal 2015 and fiscal 2014 was nil, $1.3 million and $0.2 million, respectively. At July 31, 2016, there was $0.6 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.

On June 7, 2016, in connection with the Zedge Spin-Off, the Compensation Committee of the Company’s Board of Directors approved a $2.25 reduction in the per share exercise price of all outstanding options to purchase the Company’s Class B common stock. The Company accounted for the reduction in the exercise price of the Company’s outstanding stock options as a modification. The Company determined that there was no incremental value from the modification, and therefore, the Company did not record a stock-based compensation charge.

In August 2013, in connection with the Straight Path Spin-Off, the per share exercise price of each outstanding option to purchase the Company’s Class B common stock was reduced by 15.29%. The adjustment was based on the change in the trading price of the Company’s Class B common stock following the Straight Path Spin-Off. Further, each holder of options to purchase the Company’s Class B common stock shared ratably in a pool of options to purchase 32,155 shares of Straight Path Class B common stock. The Company accounted for the August 2013 reduction in the exercise price of the Company’s outstanding stock options and the grant of new options in Straight Path as a modification. The Company determined that there was no incremental value from the modification, and therefore, the Company did not record a stock-based compensation charge.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2015	420	$17.50
Granted	18	12.97
Vested	(73)	18.41
Forfeited	(6)	17.61
NON-VESTED SHARES AT JULY 31, 2016	359	$17.10

At July 31, 2016, there was $3.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.0 years. The total grant date fair value of shares vested in fiscal 2016, fiscal 2015 and fiscal 2014 was $1.3 million, $5.6 million and $8.7 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)	Location of (Gain) Loss Recognized
Balance at July 31, 2013	$—	$2,341	$2,341
Other comprehensive income attributable to IDT Corporation	(8)	1,335	1,327
Balance at July 31, 2014	(8)	3,676	3,668
Sale of interest in Fabrix Systems Ltd.	—	102	102
Other comprehensive loss attributable to IDT Corporation	(567)	(2,432)	(2,999)
Balance at July 31, 2015	(575)	1,346	771
Zedge Spin-Off	—	1,029	1,029
Other comprehensive income (loss) attributable to IDT Corporation before reclassification	1,126	(6,127)	(5,001)
Less: reclassification for gain included in net income	(543)	—	(543)	Other income (expense), net
Net other comprehensive income (loss) attributable to IDT Corporation	583	(6,127)	(5,544)
BALANCE AT JULY 31, 2016	$8	$(3,752)	$(3,744)

Note 19— Commitments and Contingencies

Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral arguments were held on March 9, 2016. The parties are awaiting a decision from the Court.

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

Purchase Commitments

The Company had purchase commitments of $1.6 million as of July 31, 2016.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Commitments

The future minimum payments for operating leases as of July 31, 2016 are as follows:

(in thousands)
Year ending July 31:
2017	$2,711
2018	1,373
2019	849
2020	613
2021	616
Thereafter	18
Total payments	$6,180

Rental expense under operating leases was $3.2 million, $6.1 million and $6.4 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. In addition, connectivity charges under operating leases were $7.5 million, $8.4 million and $10.4 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

Letters of Credit

At July 31, 2016, the Company had letters of credit outstanding totaling $0.1 million for IDT Telecom’s business. The letters of credit outstanding at July 31, 2016 expire in the fiscal year ending July 31, 2017.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2016, the Company had aggregate performance bonds of $13.4 million outstanding.

Customer Deposits

At July 31, 2016 and 2015, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $95.8 million and $84.5 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At July 31, 2016 and 2015, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $16.0 million and $7.5 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

July 31
(in thousands)	2016	2015
IDT Financial Services Ltd. customer deposits	$98,500	$87,613
Related to letters of credit	122	3,163
Other	200	259
Total restricted cash and cash equivalents	$98,822	$91,035

Other Contingencies

On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (“FCC”) requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company intends to cooperate with the FCC in this matter and the Company is in the process of responding to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on the Company related to activities during the period of ownership by the Company. Further, should the FCC impose liability on Straight Path, the Company could be the subject of a claim from Straight Path related to that liability.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Related Party Transactions

The Company entered into various agreements with Zedge prior to the Zedge Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Zedge after the Zedge Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of the Company and Zedge with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Zedge Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, the Company indemnifies Zedge and Zedge indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, Zedge indemnifies the Company from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business accruing after the Zedge Spin-Off, and the Company indemnifies Zedge from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business with respect to taxable periods ending on or before the Zedge Spin-Off.

In connection with the Zedge Spin-Off, the Company and Zedge entered into a Transition Services Agreement pursuant to which the Company provides to Zedge certain administrative and other services, including services relating to human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. The Company charged Zedge $0.6 million in fiscal 2016 for services provided pursuant to the Transition Services Agreement. At July 31, 2016, other current assets reported in the Company’s consolidated balance sheet included receivables from Zedge of $0.3 million.

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

The Separation and Distribution Agreement also includes that the Company is obligated to reimburse Straight Path for the payment of liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. The following table summarizes the change in the balance of the Company’s estimated liability to Straight Path, which is included in “Other current liabilities” in the accompanying consolidated balance sheet:

Year ended July 31
(in thousands)	2016	2015
Balance at beginning of year	$286	$1,860
Additional liability	59	1,793
Adjustments	(136)	(556)
Payments	(76)	(2,811)
Balance at end of year	$133	$286

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company charged Straight Path nil, $1.1 million and $0.8 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, for services provided pursuant to the Transition Services Agreement and other items. At July 31, 2016 and 2015, the Company’s receivable from Straight Path was nil and nil, respectively.

In July 2015, the Company received 64,624 shares of Straight Path Class B common stock in connection with the lapsing of restrictions on awards of Straight Path restricted stock to certain of the Company’s employees and the payment of taxes related thereto (see Note 3). As part of the Straight Path Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Straight Path’s Class B common stock for every two restricted shares of the Company that they held as of the record date for the Straight Path Spin-Off. The Company received the Straight Path shares in exchange for the payment of an aggregate of $2.1 million for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. In September and October 2015, the Company sold all of the shares for $2.6 million and recorded a gain on the sale of $0.5 million.

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

The Company’s Chairman of the Board and former Chief Executive Officer, Howard S. Jonas, is the controlling stockholder and Chairman of the Board of Genie. The Company charged Genie $2.2 million, $3.6 million and $3.1 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively, for services provided pursuant to the Transition Services Agreement and other items, net of the amounts charged by Genie to the Company. At July 31, 2016 and 2015, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.3 million and $0.5 million, respectively.

IDT Energy, Inc., a subsidiary of Genie, supplied electricity to the Company’s facilities in Piscataway, New Jersey, and Newark, New Jersey through January 2013. IDT Energy also supplied natural gas to the Company’s Newark, New Jersey building until April 2013, and IDT Energy supplies natural gas to the Company’s facility in Piscataway, New Jersey. In fiscal 2014, IDT Energy, Inc. billed the Company $16,000.

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were $22,000, $21,000 and $18,000 in fiscal 2016, fiscal 2015 and fiscal 2014, respectively. The balance owed to the Company by Jonas Media Group was $6,000 and $7,000 as of July 31, 2016 and 2015, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company to third party brokers in the aggregate amounts of $22,000 in fiscal 2016, $20,000 in fiscal 2015 and $20,000 in fiscal 2014, which fees and commissions inured to the benefit of Mr. Mason. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $24,000 in fiscal 2016, $18,000 in fiscal 2015 and $18,000 in fiscal 2014. Neither Howard Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

Since August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, has leased space in a building in the Bronx, New York. Howard Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, and the son of Howard Jonas, are members of the limited liability company that owns the building. The latest lease, which became effective November 1, 2012, had a one-year term with a one-year renewal option for IDT Domestic Telecom with the same terms. Aggregate annual rent under the lease was $69,025. The parties have continued IDT Domestic Telecom’s occupancy of the space on the same terms.

The Company had net loans receivable outstanding from employees aggregating $0.2 million and $0.3 million at July 31, 2016 and 2015, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

At July 31, 2016, the Company had a payable of $92,400 to Howard Jonas.

Note 21—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company’s cost for contributions to the Plan was $1.4 million, $1.3 million and $1.1 million, respectively. In fiscal 2016, fiscal 2015 and fiscal 2014, the Company contributed 94,712 shares, 70,843 shares and 72,281 shares, respectively, of the Company’s Class B common stock to the Plan for matching contributions. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

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

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states. Telecom Platform Services and Consumer Phone Services comprise the IDT Telecom division. All Other includes the Company’s real estate holdings and other smaller businesses. Prior to the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Telecom Platform Services	Consumer Phone Services	All Other	Corporate	Total
Year ended July 31, 2016
Revenues	$1,477,906	$6,874	$11,481	$—	$1,496,261
Income (loss) from operations	31,214	1,218	4,165	(10,394)	26,203
Depreciation and amortization	18,547	—	1,987	1	20,535
Severance	6,200	—	—	310	6,510
Gain on sale of member interest in Visa Europe Ltd.	7,476	—	—	—	7,476
Gain on sale of interest in Fabrix Systems Ltd.	—	—	1,086	—	1,086
Other operating loss	(326)	—	—	—	(326)
Year ended July 31, 2015
Revenues	$1,572,744	$8,629	$15,404	$—	$1,596,777
Income (loss) from operations	26,951	1,259	77,969	(13,129)	93,050
Depreciation and amortization	16,169	—	2,243	6	18,418
Severance	7,696	—	35	632	8,363
Gain on sale of interest in Fabrix Systems Ltd.	—	—	76,864	—	76,864
Other operating loss	—	—	—	(1,552)	(1,552)
Year ended July 31, 2014
Revenues	$1,615,570	$11,023	$24,948	$—	$1,651,541
Income (loss) from operations	45,062	1,797	(1,735)	(15,284)	29,840
Depreciation and amortization	13,776	—	2,512	30	16,318
Other operating gains (losses), net	650	—	638	(453)	835

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenue from external customers for each service was as follows:

Year ended July 31 (in thousands)	2016	2015	2014
Retail Communications	$672,192	$735,046	$695,783
Wholesale Carrier Services	555,133	590,902	672,276
Payment Services	219,221	208,343	202,324
Hosted Platform Solutions	31,360	38,453	45,187
Consumer Phone Services	6,874	8,629	11,023
Fabrix	—	4,170	16,627
Zedge	9,474	9,054	6,535
Real estate	2,007	2,180	1,786
TOTAL REVENUES	$1,496,261	$1,596,777	$1,651,541

Geographic Information

Revenue from customers located outside of the United States as a percentage of total revenues from continuing operations and revenue from customers located in the United Kingdom as a percentage of total revenues from continuing operations were as follows. Revenues by country are determined based on selling location.

Year ended July 31	2016	2015	2014
Revenue from customers located outside of the United States	29%	30%	30%
Revenue from customers located in the United Kingdom	23%	20%	19%

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2016
Long-lived assets, net	$83,401	$3,973	$87,374
Total assets	258,896	210,762	469,658
July 31, 2015
Long-lived assets, net	$87,497	$3,819	$91,316
Total assets	278,676	207,006	485,682
July 31, 2014
Long-lived assets, net	$77,173	$4,587	$81,760
Total assets	281,510	199,421	480,931

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2016 and fiscal 2015:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income from operations	Net income	Net income attributable to IDT Corporation	Net income per share –basic	Net income per share – diluted
2016:
October 31	$390,578	$324,511	$7,925	$4,575	$4,193	$0.18	$0.18
January 31	382,454	319,724	6,377	4,663	4,065	0.18	0.18
April 30 (a)	355,154	293,220	5,676	4,701	4,237	0.19	0.19
July 31 (b)	368,075	309,139	6,225	11,419	11,019	0.49	0.48
TOTAL	$1,496,261	$1,246,594	$26,203	$25,358	$23,514	$1.03	$1.03
2015:
October 31(c)	$412,878	$343,807	$79,607	$80,354	$80,155	$3.52	$3.47
January 31	394,173	328,737	3,735	2,757	2,510	0.11	0.11
April 30 (d)	383,930	316,508	2,470	1,123	565	0.02	0.02
July 31	405,796	339,311	7,238	1,881	1,260	0.05	0.05
TOTAL	$1,596,777	$1,328,363	$93,050	$86,115	$84,490	$3.69	$3.63

(a)	Included in income from operations was gain on sale of interest in Fabrix Systems Ltd. of $1.1 million.
(b)	Included in income from operations was severance expense of $6.3 million and gain on sale of member interest in Visa Europe Ltd. of $7.5 million.
(c)	Included in income from operations was gain on sale of interest in Fabrix Systems Ltd. of $75.1 million.
(d)	Included in income from operations was severance expense of $6.2 million, gain on sale of interest in Fabrix Systems Ltd. of $1.2 million and other operating losses of $1.6 million.

