Form 10-Q
period 2016-10-31
IDT CORP
filed 2016-12-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No  ☒

As of December 7, 2016, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,489,212 shares outstanding (excluding 3,932,461 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31, 2016	July 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$91,928	$109,537
Restricted cash and cash equivalents	81,133	98,822
Marketable securities	57,754	52,949
Trade accounts receivable, net of allowance for doubtful accounts of $4,851 at October 31, 2016 and $4,818 at July 31, 2016	59,420	49,283
Prepaid expenses	15,093	15,189
Other current assets	13,345	13,273
Total current assets	318,673	339,053
Property, plant and equipment, net	87,350	87,374
Goodwill	11,179	11,218
Other intangibles, net	740	843
Investments	22,294	14,024
Deferred income tax assets, net	24,033	9,554
Other assets	7,387	7,592
Total assets	$471,656	$469,658
Liabilities and equity
Current liabilities:
Trade accounts payable	$33,186	$30,253
Accrued expenses	119,212	117,434
Deferred revenue	83,764	86,178
Customer deposits	79,518	95,843
Income taxes payable	319	578
Other current liabilities	4,168	13,534
Total current liabilities	320,167	343,820
Other liabilities	1,559	1,635
Total liabilities	321,726	345,455
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2016 and July 31, 2016	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,421 and 25,383 shares issued and 21,489 and 21,452 shares outstanding at October 31, 2016 and July 31, 2016, respectively	254	254
Additional paid-in capital	397,352	396,243
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,932 and 3,931 shares of Class B common stock at October 31, 2016 and July 31, 2016, respectively	(115,339)	(115,316)
Accumulated other comprehensive loss	(6,629)	(3,744)
Accumulated deficit	(136,134)	(153,673)
Total IDT Corporation stockholders’ equity	139,537	123,797
Noncontrolling interests	10,393	406
Total equity	149,930	124,203
Total liabilities and equity	$471,656	$469,658

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended October 31,
	2016	2015
	(in thousands, except per share data)

Revenues	$369,151	$390,578
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	313,029	324,511
Selling, general and administrative (i)	45,438	53,090
Depreciation and amortization	5,299	5,052
Total costs and expenses	363,766	382,653
Other operating expense	(199)	—
Income from operations	5,186	7,925
Interest income, net	301	158
Other income (expense), net	2,392	(610)
Income before income taxes	7,879	7,473
Benefit from (provision for) income taxes	14,415	(2,898)
Net income	22,294	4,575
Net income attributable to noncontrolling interests	(376)	(382)
Net income attributable to IDT Corporation	$21,918	$4,193

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.97	$0.18
Diluted	$0.96	$0.18

Weighted-average number of shares used in calculation of earnings per share:
Basic	22,712	22,935
Diluted	22,899	22,969

Dividends declared per common share	$0.19	$0.18

(i) Stock-based compensation included in selling, general and administrative expenses	$702	$771

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Net income	$22,294	$4,575
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	(23)	528
Foreign currency translation adjustments	(2,862)	111
Other comprehensive (loss) income	(2,885)	639
Comprehensive income	19,409	5,214
Comprehensive income attributable to noncontrolling interests	(376)	(382)
Comprehensive income attributable to IDT Corporation	$19,033	$4,832

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Operating activities
Net income	$22,294	$4,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,299	5,052
Deferred income taxes	(14,483)	2,785
Provision for doubtful accounts receivable	260	873
Realized gain on marketable securities	—	(543)
Interest in the equity of investments	(263)	155
Stock-based compensation	702	771
Change in assets and liabilities:
Restricted cash and cash equivalents	9,939	8,395
Trade accounts receivable	(13,132)	(2,091)
Prepaid expenses, other current assets and other assets	(10)	2,352
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	6,384	(3,465)
Customer deposits	(9,127)	(4,985)
Income taxes payable	(259)	148
Deferred revenue	(2,114)	(69)
Net cash provided by operating activities	5,490	13,953
Investing activities
Capital expenditures	(5,515)	(5,519)
Proceeds from sale of interest in Fabrix Systems Ltd...	—	4,769
Cash used for investments	(8,008)	—
Proceeds from sale and redemption of investments	2	17
Purchases of marketable securities	(10,969)	(14,911)
Proceeds from maturities and sales of marketable securities	6,001	8,861
Net cash used in investing activities	(18,489)	(6,783)
Financing activities
Dividends paid	(4,379)	(4,199)
Distributions to noncontrolling interests	(389)	(600)
Proceeds from sale of member interests in CS Pharma Holdings, LLC	1,250	—
Proceeds from exercise of stock options	407	—
Repayment of note payable	—	(6,353)
Repurchases of Class B common stock	(23)	(23)
Net cash used in financing activities	(3,134)	(11,175)
Effect of exchange rate changes on cash and cash equivalents	(1,476)	(884)
Net decrease in cash and cash equivalents	(17,609)	(4,889)
Cash and cash equivalents at beginning of period	109,537	110,361

Cash and cash equivalents at end of period	$91,928	$105,472
Supplemental schedule of non-cash financing activities
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$8,750	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2017 refers to the fiscal year ending July 31, 2017).

Note 2—Zedge Spin-Off

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary, Zedge, Inc. (“Zedge”), to the Company’s stockholders of record as of the close of business on May 26, 2016 (the “Zedge Spin-Off”). The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Zedge Spin-Off, each of the Company’s stockholders received one share of Zedge Class A common stock for every three shares of the Company’s Class A common stock, and one share of Zedge Class B common stock for every three shares of the Company’s Class B common stock, held of record as of the close of business on May 26, 2016. The Company received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off its non-core business and assets to its stockholders, one of which was Zedge. The remaining components of the reorganization are subject to change in response to changed circumstance or intervening events, as well as both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors. The Company continues to advance the effort on the remainder of the reorganization.

Zedge’s income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Income before income taxes	$—	$250
Income before income taxes attributable to IDT Corporation	$—	$221

Note 3—Investment in Cornerstone Pharmaceuticals, Inc.

Cornerstone Pharmaceuticals, Inc. (“Cornerstone”) is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies targeting cancer metabolism that exploit the metabolic differences between normal cells and cancer cells. The Company’s initial $2 million investment in Cornerstone was funded as follows: $500,000 upon signing the Subscription and Loan Agreement on January 21, 2016, $50,000 on March 23, 2016, and $1.45 million on April 14, 2016. The initial $2 million investment was in exchange for Cornerstone’s 3.5% convertible promissory notes due 2018. The remaining $8 million was funded in August and September 2016. In September 2016, Cornerstone issued to the Company’s controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), a convertible promissory note with a principal amount of $10 million (the “Series D Note”) representing the $8 million investment funded on such date plus the conversion of the $2 million principal amount convertible promissory notes issued in connection with the previous funding. The Cornerstone Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Cornerstone’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Cornerstone common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. The Company and CS Pharma were issued warrants to purchase shares of capital stock of Cornerstone representing up to 56% of the then issued and outstanding capital stock of Cornerstone, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by the Company. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Cornerstone, or such lesser amount as represents 5% of the outstanding capital stock of Cornerstone, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

Cornerstone is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. At October 31, 2016 and July 31, 2016, the Company’s investment in Cornerstone was $10.0 million and $2.0 million, respectively, which was included in “Investments” in the accompanying consolidated balance sheets. At October 31, 2016, the Company’s maximum exposure to loss as a result of its involvement with Cornerstone was its $10.0 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

In addition to interests issued to the Company, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At October 31, 2016 and July 31, 2016, CS Pharma had received $10.0 million and $8.8 million, respectively, of such investment. At July 31, 2016, the $8.8 million received was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. The Company holds a 50% interest in CS Pharma and is the managing member. It is expected that CS Pharma will use its cash to invest in Cornerstone.

Mr. Howard S. Jonas, the Company’s Chairman of the Board and former Chief Executive Officer, is a director of Cornerstone and was appointed its Chairman of the Board in April 2016. Howard and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Cornerstone, and The Howard S. and Deborah Jonas Foundation owns an additional $525,000 of Series C Notes of Cornerstone.

Note 4—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
October 31, 2016:
Certificates of deposit*	$18,453	$4	$—	$18,457
Federal Government Sponsored Enterprise notes	6,033	9	(6)	6,036
International agency notes	655	3	(1)	657
Mutual funds	5,151	6	—	5,157
Corporate bonds	3,532	16	—	3,548
Equity	2,463	—	(74)	2,389
U.S. Treasury notes	5,047	31	(3)	5,075
Municipal bonds	16,435	5	(5)	16,435
Total	$57,769	$74	$(89)	$57,754
July 31, 2016:
Certificates of deposit*	$17,690	$6	$—	$17,696
Federal Government Sponsored Enterprise notes	3,457	17	—	3,474
International agency notes	409	5	—	414
Mutual funds	5,121	—	(39)	5,082
Corporate bonds	3,633	40	—	3,673
Equity	2,463	—	(140)	2,323
U.S. Treasury notes	4,946	95	(1)	5,040
Municipal bonds	15,222	26	(1)	15,247
Total	$52,941	$189	$(181)	$52,949

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of available-for-sale securities were $6.0 million and $8.9 million in the three months ended October 31, 2016 and 2015, respectively. The gross realized gains (losses) that were included in earnings as a result of sales were nil in the three months ended October 31, 2016 and gains of $0.5 million in the three months ended October 31, 2015. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2016 were as follows:

Fair Value
(in thousands)
Within one year	$27,021
After one year through five years	19,213
After five years through ten years	3,164
After ten years	810
Total	$50,208

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2016:
Federal Government Sponsored Enterprise notes	$6	$4,184
International agency notes	1	229
Equity	74	2,389
U.S. Treasury notes	3	491
Municipal bonds	5	7,668
Total	$89	$14,961
July 31, 2016:
Mutual funds	$39	$5,082
Equity	140	2,323
U.S. Treasury notes	1	199
Municipal bonds	1	3,112
Total	$181	$10,716

At October 31, 2016 and July 31, 2016, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2016
Assets:
Available-for-sale securities	$12,621	$45,133	$—	$57,754
July 31, 2016
Assets:
Available-for-sale securities	$12,445	$40,504	$—	$52,949

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2016 and July 31, 2016, the Company had $8.4 million and $8.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At October 31, 2016 and July 31, 2016, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2016 and July 31, 2016, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at October 31, 2016 and July 31, 2016 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $15.1 million and $7.0 million at October 31, 2016 and July 31, 2016, respectively, which the Company believes was not impaired.

Note 6—Derivative Instruments

Prior to the Zedge Spin-Off, the primary risk managed by the Company using derivative instruments was foreign exchange risk. Foreign exchange forward contracts were entered into as hedges against unfavorable fluctuations in the U.S. dollar – Norwegian krone (“NOK”) exchange rate. Zedge is based in Norway and much of its operations are located in Norway. Subsequent to the Zedge Spin-Off, the Company provides hedging services to Zedge pursuant to the Transition Services Agreement until Zedge establishes a credit facility and is able to enter into foreign exchange contracts. The Company did not apply hedge accounting to these contracts, therefore the changes in fair value were recorded in earnings. By using derivative instruments to mitigate exposures to changes in foreign exchange rates, the Company was exposed to credit risk from the failure of the counterparty to perform under the terms of the contract. The Company minimized the credit or repayment risk by entering into transactions with high-quality counterparties.

The effects of derivative instruments on the consolidated statements of income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or	Location of Gain (Loss)	Three Months Ended October 31,
not qualifying as hedging instruments	Recognized on Derivatives	2016	2015
		(in thousands)
Foreign exchange forwards	Other income (expense), net	$—	$(102)

Note 7—Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2016
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2016	$123,797	$406	$124,203
Dividends declared ($0.19 per share)	(4,379)	—	(4,379)
Restricted Class B common stock purchased from employees	(23)	—	(23)
Exercise of stock options	407	—	407
Issuance of member interests in CS Pharma Holdings, LLC (see Note 3)	—	10,000	10,000
Distributions to noncontrolling interests	—	(389)	(389)
Stock-based compensation	702	—	702
Comprehensive income:
Net income	21,918	376	22,294
Other comprehensive loss	(2,885)	—	(2,885)
Comprehensive income	19,033	376	19,409
Balance, October 31, 2016	$139,537	$10,393	$149,930

Dividend Payments

In the three months ended October 31, 2016, the Company paid cash dividends of $0.19 per share on its Class A common stock and Class B common stock, or $4.4 million in total. In the three months ended October 31, 2015, the Company paid cash dividends of $0.18 per share on its Class A common stock and Class B common stock, or $4.2 million in total.

On December 1, 2016, the Company’s Board of Directors declared a dividend of $0.19 per share for the first quarter of fiscal 2017 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about December 23, 2016 to stockholders of record as of the close of business on December 19, 2016.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the three months ended October 31, 2016 or 2015. At October 31, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

In both the three months ended October 31, 2016 and 2015, the Company paid $23,000 to repurchase 1,542 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On October 13, 2016, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares. The amendment is subject to ratification by the Company’s stockholders at its annual meeting of stockholders on December 14, 2016.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Basic weighted-average number of shares	22,712	22,935
Effect of dilutive securities:
Stock options	38	—
Non-vested restricted Class B common stock	149	34
Diluted weighted-average number of shares	22,899	22,969

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	32	267

Note 9—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2018. At October 31, 2016 and July 31, 2016, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At October 31, 2016 and July 31, 2016, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $102.7 million and $91.1 million, respectively.

Note 10—Accrued Severance Expense

In July 2016, the Company completed a reduction of its workforce and incurred severance expense of $6.3 million in fiscal 2016. At October 31, 2016 and July 31, 2016, there was accrued severance of $4.3 million and $5.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the July 2016 workforce reduction.

Note 11—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2016	$8	$(3,752)	$(3,744)
Other comprehensive loss attributable to IDT Corporation	(23)	(2,862)	(2,885)
Balance, October 31, 2016	$(15)	$(6,614)	$(6,629)

Note 12—Business Segment Information

The Company has three reportable business segments, Telecom Platform Services, Unified Communications as a Service (“UCaaS”) and Consumer Phone Services. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The Consumer Phone Services segment provides consumer local and long distance services in certain U.S. states.

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. The UCaaS segment is comprised of offerings from the Company’s Net2Phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. PicuP is currently in open beta. UCaaS was included in the Telecom Platform Services segment from the inception of each of its components until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

Telecom Platform Services, UCaaS and Consumer Phone Services comprise the IDT Telecom division.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	UCaaS	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended October 31, 2016
Revenues	$360,022	$7,136	$1,489	$504	$—	$369,151
Income (loss) from operations	6,243	(174)	301	90	(1,274)	5,186
Other operating expense	—	—	—	—	(199)	(199)

Three Months Ended October 31, 2015
Revenues	$378,642	$7,046	$1,828	$3,062	$—	$390,578
Income (loss) from operations	10,028	(302)	339	429	(2,569)	7,925

Note 13—Commitments and Contingencies

Legal Proceedings

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. On November 17, 2016, the Company filed a Notice of Appeal.

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

Purchase Commitments

The Company had purchase commitments of $1.6 million at October 31, 2016.

Letters of Credit

At October 31, 2016, the Company had letters of credit outstanding totaling $0.2 million for IDT Telecom’s business. The letters of credit outstanding at October 31, 2016 expire in the twelve-month period ending October 31, 2017.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2016, the Company had aggregate performance bonds of $13.4 million outstanding.

Customer Deposits

At October 31, 2016 and July 31, 2016, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $79.5 million and $95.8 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At October 31, 2016 and July 31, 2016, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $12.2 million and $16.0 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	October 31, 2016	July 31, 2016
	(in thousands)
IDT Financial Services customer deposits	$80,779	$98,500
Related to letters of credit	169	122
Other	185	200
Total restricted cash and cash equivalents	$81,133	$98,822

Other Contingencies

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders. On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (“FCC”) requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company intends to cooperate with the FCC in this matter and the Company is in the process of responding to the letter of inquiry. In the three months ended October 31, 2016, the Company incurred legal fees of $0.2 million related to this inquiry, which is included in “Other operating expense” in the accompanying consolidated statement of income. The FCC could seek to fine or impose regulatory penalties or civil liability on the Company related to activities during the period of ownership by the Company. Further, should the FCC impose liability on Straight Path, the Company could be the subject of a claim from Straight Path related to that liability.

Note 14—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended October 31,
	2016	2015
	(in thousands)
Foreign currency transaction gains (losses)	$2,059	$(1,162)
Gain on marketable securities	—	543
Gain (loss) on investments	263	(156)
Other	70	165
Total other income (expense), net	$2,392	$(610)

Note 15—Income Taxes

In the three months ended October 31, 2016, the Company determined that its valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection that the income would continue. The Company recorded a benefit from income taxes of $16.6 million in the three months ended October 31, 2016 from the full recognition of the Elmion Netherlands B.V. deferred tax assets.

Note 16—Recently Issued Accounting Standard Not Yet Adopted

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

In January 2016, the FASB issued an Accounting Standards Update (“ASU”) to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. The Company will adopt the amendments in this ASU on August 1, 2018. The Company is evaluating the impact that the ASU will have on its consolidated financial statements.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The Company will adopt the new standard on August 1, 2017. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

In November 2016, the FASB issued an ASU that includes specific guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. The Company will adopt the amendments in this ASU on August 1, 2018. The adoption will impact the Company’s beginning of the period and end of the period cash and cash equivalents balance in its statement of cash flows, as well as its net cash provided by operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2016.

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have three reportable business segments, Telecom Platform Services, Unified Communications as a Service, or UCaaS, and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The UCaaS segment is comprised of offerings from our Net2Phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. PicuP is currently in open beta. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services, UCaaS and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes our real estate holdings and other smaller businesses. Until the spin-off of Zedge, Inc., or Zedge, in June 2016, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free, high quality ringtones, wallpapers, home screen app icons and notification sounds.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.9% and 99.2% of our total revenues in the three months ended October 31, 2016 and 2015, respectively.

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

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off our non-core business and assets to our stockholders, one of which was Zedge. The remaining components of the reorganization are subject to change in response to changed circumstance or intervening events, as well as both internal and third party contingencies, and must receive final approval from our Board of Directors. We continue to advance the effort on the remainder of the reorganization.

Investment in Cornerstone Pharmaceuticals, Inc.

Cornerstone Pharmaceuticals, Inc., or Cornerstone, is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies targeting cancer metabolism that exploit the metabolic differences between normal cells and cancer cells. Our controlled 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, holds Cornerstone’s convertible promissory note with a principal amount of $10 million (the Series D Note). The Cornerstone Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Cornerstone’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Cornerstone common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. We and CS Pharma were issued warrants to purchase shares of capital stock of Cornerstone representing up to 56% of the then issued and outstanding capital stock of Cornerstone, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by us. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Cornerstone, or such lesser amount as represents 5% of the outstanding capital stock of Cornerstone, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

In addition to interests issued to us, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 50% interest in CS Pharma and we are the managing member. It is expected that CS Pharma will use its cash to invest in Cornerstone.

Howard Jonas, our Chairman of the Board and former Chief Executive Officer, is a director of Cornerstone and was appointed its Chairman of the Board in April 2016. Howard and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Cornerstone, and The Howard S. and Deborah Jonas Foundation owns an additional $525,000 of Series C Notes of Cornerstone.

Cornerstone is a variable interest entity, however, we have determined that we are not the primary beneficiary as we do not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2016.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

In November 2016, the FASB issued an ASU that includes specific guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. We will adopt the amendments in this ASU on August 1, 2018. The adoption will impact our beginning of the period and end of the period cash and cash equivalents balance in our statement of cash flows, as well as our net cash provided by operating activities.

Results of Operations

Three Months Ended October 31, 2016 Compared to Three Months Ended October 31, 2015

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services, UCaaS and Consumer Phone Services Segments

Telecom Platform Services, which represented 97.5% and 96.9% of our total revenues in the three months ended October 31, 2016 and 2015, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and

●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer.

As described below, the decreases in Telecom Platform Services’ minutes of use and revenues in the three months ended October 31, 2016 compared to the similar period in fiscal 2016, as well as the increase in direct cost of revenues as a percentage of revenues, reflect the collapse of rates industry wide in the U.S. to Mexico corridor plus longer term secular trends impacting the telecom industry. These include increased competition from wireless network operators, mobile virtual network operators and alternative communications solutions such as over-the-top voice and messaging. In anticipation of these developments, in recent years, we have increased investment in long term growth initiatives that are planned to be somewhat immune from those trends, while reducing our selling, general and administrative expenses and streamlining operations.

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. The UCaaS segment is comprised of offerings from our Net2Phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. PicuP is currently in open beta. UCaaS was included in the Telecom Platform Services segment from the inception of each of its components until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Revenues
Telecom Platform Services	$360.0	$378.7	$(18.7)	(4.9)%
UCaaS	7.1	7.0	0.1	1.3
Consumer Phone Services	1.5	1.8	(0.3)	(18.5)
Total revenues	$368.6	$387.5	$(18.9)	(4.9)%

Revenues. IDT Telecom revenues decreased in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three months ended October 31, 2016 and 2015 consisted of the following:

	Three months ended October 31,		Change
	2016	2015	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$157.0	$171.3	$(14.3)	(8.3)%
Wholesale Carrier Services	143.3	151.8	(8.5)	(5.6)
Payment Services	59.7	55.6	4.1	7.4
Total Telecom Platform Services revenues	$360.0	$378.7	$(18.7)	(4.9)%
Minutes of use
Retail Communications	1,816	2,054	(238)	(11.6)%
Wholesale Carrier Services	4,091	4,667	(576)	(12.3)
Total minutes of use	5,907	6,721	(814)	(12.1)%
Average revenue per minute
Retail Communications	$0.0865	$0.0834	$0.0031	3.6%
Wholesale Carrier Services	0.0350	0.0325	0.0025	7.7

Retail Communications’ revenue decreased 8.3% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 5.1% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 due primarily to the continuing decline in minutes of use and revenue from calls made in the U.S. and terminating in Mexico. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate because many of our competitors, including some of the large U.S. mobile operators, were offering unlimited Mexico calling as part of their monthly pricing plans. In addition, the decrease in Retail Communications’ revenue in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 was due to continuing revenue declines in Europe, South America and Asia, and continuing revenue declines from traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 11.6% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 because of decreases in Boss Revolution and traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe, South America and Asia in the three months ended October 31, 2016 compared to the similar period in fiscal 2016. We recently launched the Android version of the updated Boss Revolution app that includes free peer-to-peer voice calling and instant messaging. We expect to launch the iOS version early in calendar 2017. The updated app is expected to increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenue comprised 43.6% and 45.2% of Telecom Platform Services’ revenue in the three months ended October 31, 2016 and 2015, respectively.

Wholesale Carrier Services’ revenue decreased 5.6% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily because of the absence of certain exchange rate driven arbitrage-pricing opportunities in Latin America that existed in the year ago period, partially offset by an increase in carrier revenues. Wholesale Carrier Services minutes of use decreased 12.3% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily due to decreases in carrier sales and web-based prepaid termination services minutes of use. Wholesale Carrier Services’ revenue comprised 39.8% and 40.1% of Telecom Platform Services’ revenue in the three months ended October 31, 2016 and 2015, respectively.

Payment Services’ revenue increased 7.4% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily due to increases in international airtime top-up revenue and revenue from our international money transfer service. At October 31, 2016, we had received money transmitter licenses in 46 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C., and had applications pending in two additional states. Future growth is expected from geographic expansion of our international money transfer service, and the recent launch of a new Boss Revolution mobile app for payments, including money transfer and international airtime top-up. Payment Services’ revenue comprised 16.6% and 14.7% of Telecom Platform Services’ revenue in the three months ended October 31, 2016 and 2015, respectively.

UCaaS’ revenue increased 1.3% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily due to increases in hosted PBX and cable telephony revenues, partially offset by a decline in SIP trunking revenues.

Consumer Phone Services revenues declined 18.5% in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$309.0	$319.7	$(10.7)	(3.3)%
UCaaS	3.3	3.7	(0.4)	(12.2)
Consumer Phone Services	0.7	0.8	(0.1)	(22.7)
Total direct cost of revenues	$313.0	$324.2	$(11.2)	(3.5)%

	Three months ended October 31,
	2016	2015	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	85.9%	84.4%	1.5%
UCaaS	46.1	53.2	(7.1)
Consumer Phone Services	44.3	46.7	(2.4)
Total	84.9%	83.7%	1.2%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 mainly due to the 12.1% decrease in Telecom Platform Services’ minutes of use in the three months ended October 31, 2016 compared to the similar period in fiscal 2016. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 150 basis points in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily because the decreases in Retail Communications and Wholesale Carrier Services revenues exceeded the decreases in their direct cost of revenues.

Direct cost of revenues in UCaaS decreased in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 because of decreases in the direct cost of revenues in hosted PBX, SIP trunking, and cable telephony service.

Direct cost of revenues in our Consumer Phone Services segment decreased the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily as a result of the declining customer base.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$40.6	$45.3	$(4.7)	(10.4)%
UCaaS	3.3	2.9	0.4	11.9
Consumer Phone Services	0.5	0.6	(0.1)	(16.9)
Total selling, general and administrative expenses	$44.4	$48.8	$(4.4)	(9.1)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 primarily due to decreases in employee compensation and bad debt expense. The decrease in employee compensation was the result of the headcount reductions in fiscal 2016 that were partially offset by annual payroll increases. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 11.3% from 11.9% in the three months ended October 31, 2016 and 2015, respectively.

Selling, general and administrative expenses in our UCaaS segment increased in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 due to an increase in employee compensation from an increase in sales and information technology employees. In fiscal 2017, we expect sales and information technology employees in our UCaaS segment to continue to increase in order to increase UCaaS’ revenues.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.2	$3.8	$0.4	10.5%
UCaaS	0.7	0.6	0.1	10.5
Consumer Phone Services	—	—	—	—
Total depreciation and amortization	$4.9	$4.4	$0.5	10.5%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$6.2	$10.0	$(3.8)	(37.7)%
UCaaS	(0.1)	(0.3)	0.2	42.2
Consumer Phone Services	0.3	0.3	—	(11.3)
Total income from operations	$6.4	$10.0	$(3.6)	(36.7)%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. On June 1, 2016, we completed the Zedge Spin-Off. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Revenues	$0.5	$3.1	$(2.6)	(83.6)%
Direct cost of revenues	—	0.3	(0.3)	(100.0)
Selling, general and administrative	—	1.7	(1.7)	(100.0)
Depreciation	0.4	0.7	(0.3)	(34.0)
Income from operations	$0.1	$0.4	$(0.3)	(79.0)%

Following are the results of operations of Zedge, which were included in All Other until the Zedge Spin-Off on June 1, 2016:

	Three months ended October 31,		Change
Zedge	2016	2015	$	%
	(in millions)
Revenues	$—	$2.6	$(2.6)	(100.0)%
Direct cost of revenues	—	0.3	(0.3)	(100.0)
Selling, general and administrative	—	1.7	(1.7)	(100.0)
Depreciation	—	0.2	(0.2)	(100.0)
Income (loss) from operations	$—	$0.4	$(0.4)	(100.0)%

In April 2016, we entered into two leases for space in our building at 520 Broad Street, Newark, New Jersey. The first lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. The leases will commence after the completion of our work to prepare the space for the tenant’s possession.

Corporate

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
General and administrative expenses	$1.1	$2.6	$(1.5)	(58.1)%
Other operating expense	0.2	—	0.2	nm
Loss from operations	$1.3	$2.6	$(1.3)	(50.4)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 was primarily due to decreases in employee compensation and legal fees. As a percentage of our total consolidated revenues, Corporate general and administrative expenses were 0.3% and 0.7% in the three months ended October 31, 2016 and 2015, respectively.

Other Operating Expense. In the three months ended October 31, 2016, we incurred legal fees of $0.2 million related to a letter of inquiry from the Federal Communications Commission, or FCC, in connection with its investigation of potential license violations by Straight Path Spectrum LLC (formerly a subsidiary of ours).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.7 million and $0.8 million in the three months ended October 31, 2016 and 2015, respectively. At October 31, 2016, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $3.7 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended October 31,		Change
	2016	2015	$	%
	(in millions)
Income from operations	$5.2	$7.9	$(2.7)	(34.6)%
Interest income, net	0.3	0.2	0.1	90.5
Other income (expense), net	2.4	(0.6)	3.0	492.1
Benefit from (provision for) income taxes	14.4	(2.9)	17.3	597.4
Net income	22.3	4.6	17.7	387.3
Net income attributable to noncontrolling interests	(0.4)	(0.4)	—	(1.6)
Net income attributable to IDT Corporation	$21.9	$4.2	$17.7	422.7%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended October 31,
	2016	2015
	(in millions)
Foreign currency transaction gains (losses)	$2.1	$(1.1)
Gain on marketable securities	—	0.5
Gain (loss) on investments	0.3	(0.2)
Other	—	0.2
Total other income (expense), net	$2.4	$(0.6)

Benefit from (Provision for) Income Taxes. In the three months ended October 31, 2016, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., or Elmion, a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $16.6 million in the three months ended October 31, 2016 from the full recognition of the Elmion deferred tax assets. The decrease in income tax expense in the three months ended October 31, 2016 compared to the similar period in fiscal 2016, excluding the benefit from income taxes described above, was primarily due to a decrease in the effective income tax rate used in the tax provision, based upon the tax rates in the jurisdictions in which the income was earned.

Net Income Attributable to Noncontrolling Interests. Net income attributable to noncontrolling interests was basically unchanged in the three months ended October 31, 2016 compared to the similar period in fiscal 2016 and was primarily due to noncontrolling interests in the net income of certain IDT Telecom subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of October 31, 2016 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2017.

At October 31, 2016, we had cash, cash equivalents and marketable securities of $149.7 million and a deficit in working capital (current liabilities in excess of current assets) of $1.5 million. At October 31, 2016, we also had $8.4 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At October 31, 2016, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $12.2 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At October 31, 2016, we had restricted cash and cash equivalents of $81.1million, which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include customer deposits related to IDT Financial Services Ltd. and restricted balances pursuant to banking regulatory and other requirements.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

	Three months ended October 31,
	2016	2015
	(in millions)
Cash flows provided by (used in):
Operating activities	$5.5	$14.0
Investing activities	(18.5)	(6.8)
Financing activities	(3.1)	(11.2)
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(0.9)
Decrease in cash and cash equivalents	$(17.6)	$(4.9)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

On July 31, 2013, we completed a pro rata distribution of the common stock of our subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We intend to cooperate with the FCC in this matter and we are in the process of responding to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us. Further, should the FCC impose liability on Straight Path, we could be the subject of a claim from Straight Path related to that liability.

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

Investing Activities

Our capital expenditures were $5.5 million in both the three months ended October 31, 2016 and 2015. We currently anticipate that total capital expenditures for the twelve-month period ending October 31, 2017 will be between $19 million to $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix Systems Ltd. to Telefonaktiebolget LM Ericsson (publ). Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. In the three months ended October 31, 2015, we received $4.8 million from the sale.

In the three months ended October 31, 2016 and 2015, we used cash of $8.0 million and nil, respectively, for additional investments. In September 2016, Cornerstone issued to our 50%-owned subsidiary, CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of a $2 million principal amount convertible promissory notes that was issued in connection with a prior funding.

Purchases of marketable securities were $11.0 million and $14.9 million in the three months ended October 31, 2016 and 2015, respectively. Proceeds from maturities and sales of marketable securities were $6.0 million and $8.9 million in the three months ended October 31, 2016 and 2015, respectively.

Financing Activities

In the three months ended October 31, 2016, we paid cash dividends of $0.19 per share on our Class A common stock and Class B common stock, or $4.4 million in total. In the three months ended October 31, 2015, we paid cash dividends of $0.18 per share on our Class A common stock and Class B common stock, or $4.2 million in total. On December 1, 2016, our Board of Directors declared a dividend of $0.19 per share for the first quarter of fiscal 2017 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about December 23, 2016 to stockholders of record as of the close of business on December 19, 2016.

We distributed cash of $0.4 million and $0.6 million in the three months ended October 31, 2016 and 2015, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

In connection with our investment in Cornerstone, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 50% interest in CS Pharma and we are the managing member. At July 31, 2016, CS Pharma had received $8.8 million, which was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. In the three months ended October 31, 2016, CS Pharma received an additional $1.2 million from the sale of its member interests. It is expected that CS Pharma will use its cash to invest in Cornerstone.

We received proceeds from the exercise of our stock options of $0.4 million and nil in the three months ended October 31, 2016 and 2015, respectively. In the three months ended October 31, 2016, we issued 43,016 shares of our Class B common stock for the stock option exercise.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

In both the three months ended October 31, 2016 and 2015, we paid $23,000 to repurchase 1,542 shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended October 31, 2016 or 2015. At October 31, 2016, 8.0 million shares remained available for repurchase under the stock repurchase program.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2018. At October 31, 2016, there were no amounts outstanding under the facility. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At October 31, 2016, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $102.7 million.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $64.3 million at October 31, 2016 from $54.1 million at July 31, 2016 due to a $10.2 million increase in IDT Telecom’s gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to amounts billed in in the three months ended October 31, 2016 in excess of collections during the period, net of the effect of changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 7.6% at October 31, 2016 and 8.9% at July 31, 2016 as a result of an 18.8% increase in the gross trade accounts receivable balance and a 0.7% increase in the allowance balance.

Other Uses of Resources

Our controlled 50%-owned subsidiary, CS Pharma, holds a $10 million principal amount, 3.5% convertible promissory note due September 16, 2018 issued by Cornerstone, and we and CS Pharma were issued warrants to purchase Cornerstone shares. Cornerstone is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies targeting cancer metabolism that exploit the metabolic differences between normal cells and cancer cells. We expect to fund additional cash investments in Cornerstone in fiscal 2017.

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

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments as of October 31, 2016:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$6.6	$2.6	$2.4	$1.2	$0.4
Revolving credit unused commitment fee	0.1	0.1	—	—	—
Purchase commitments	1.6	1.6	—	—	—
Total contractual obligations	$8.3	$4.3	$2.4	$1.2	$0.4

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$0.2	$0.2	$—	$—	$—

(1)	The above table does not include an aggregate of $13.4 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with our spin-off of Straight Path, in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2016, we had aggregate performance bonds of $13.4 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 31% and 32% of our consolidated revenues for the three months ended October 31, 2016 and 2015, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of October 31, 2016, the carrying value of our marketable securities and investments in hedge funds was $57.8 million and $8.4 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2016.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2016	—	$—	—	8,000,000
September 1–30, 2016 (2)	1,542	$14.73	—	8,000,000
October 1–31, 2016	—	$—	—	8,000,000
Total	1,542	$14.73	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT CORPORATION

December 12, 2016	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

December 12, 2016	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

