Form 10-Q
period 2017-01-31
IDT CORP
filed 2017-03-13
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

As of March 10, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	21,524,292 shares outstanding (excluding 4,025,257 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2017	July 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$77,524	$109,537
Restricted cash and cash equivalents	89,420	98,822
Marketable securities	53,273	52,949
Trade accounts receivable, net of allowance for doubtful accounts of $5,173 at January 31, 2017 and $4,818 at July 31, 2016	55,464	49,283
Prepaid expenses	14,994	15,189
Other current assets	14,228	13,273
Total current assets	304,903	339,053
Property, plant and equipment, net	89,205	87,374
Goodwill	11,137	11,218
Other intangibles, net	676	843
Investments	23,623	14,024
Deferred income tax assets, net	22,450	9,554
Other assets	7,372	7,592
Total assets	$459,366	$469,658

Liabilities and equity
Current liabilities:
Trade accounts payable	$32,237	$30,253
Accrued expenses	101,316	117,434
Deferred revenue	83,835	86,178
Customer deposits	87,468	95,843
Income taxes payable	494	578
Other current liabilities	5,557	13,534
Total current liabilities	310,907	343,820
Other liabilities	1,627	1,635
Total liabilities	312,534	345,455
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2017 and July 31, 2016	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,550 and 25,383 shares issued and 21,525 and 21,452 shares outstanding at January 31, 2017 and July 31, 2016, respectively	255	254
Additional paid-in capital	401,055	396,243
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,025 and 3,931 shares of Class B common stock at January 31, 2017 and July 31, 2016, respectively	(117,154)	(115,316)
Accumulated other comprehensive loss	(6,210)	(3,744)
Accumulated deficit	(139,644)	(153,673)
Total IDT Corporation stockholders’ equity	138,335	123,797
Noncontrolling interests	8,497	406
Total equity	146,832	124,203
Total liabilities and equity	$459,366	$469,658

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands, except per share data)

Revenues	$367,556	$382,454	$736,707	$773,032
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	310,913	319,724	623,941	644,235
Selling, general and administrative (i)	47,325	51,054	92,763	104,143
Depreciation and amortization	5,301	4,973	10,601	10,025
Total costs and expenses	363,539	375,751	727,305	758,403
Other operating expense	(889)	(326)	(1,088)	(326)
Income from operations	3,128	6,377	8,314	14,303
Interest income, net	309	534	609	692
Other (expense) income, net	(419)	(234)	1,974	(844)
Income before income taxes	3,018	6,677	10,897	14,151
(Provision for) benefit from income taxes	(1,761)	(2,014)	12,655	(4,911)
Net income	1,257	4,663	23,552	9,240
Net income attributable to noncontrolling interests	(382)	(598)	(758)	(981)
Net income attributable to IDT Corporation	$875	$4,065	$22,794	$8,259

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.04	$0.18	$1.00	$0.36
Diluted	$0.04	$0.18	$0.99	$0.36

Weighted-average number of shares used in calculation of earnings per share:
Basic	22,768	22,799	22,740	22,867
Diluted	22,963	22,799	22,931	22,884

Dividends declared per common share	$0.19	$0.19	$0.38	$0.37

(i) Stock-based compensation included in selling, general and administrative expenses	$1,426	$873	$2,128	$1,644

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)

Net income	$1,257	$4,663	$23,552	$9,240
Other comprehensive income (loss):
Change in unrealized (loss) gain on available-for-sale securities	(40)	(143)	(63)	385
Foreign currency translation adjustments	459	(4,011)	(2,403)	(3,900)
Other comprehensive income (loss)	419	(4,154)	(2,466)	(3,515)
Comprehensive income	1,676	509	21,086	5,725
Comprehensive income attributable to noncontrolling interests	(382)	(598)	(758)	(981)
Comprehensive income (loss) attributable to IDT Corporation	$1,294	$(89)	$20,328	$4,744

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2017	2016
	(in thousands)
Operating activities
Net income	$23,552	$9,240
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	10,601	10,025
Deferred income taxes	(12,868)	4,708
Provision for doubtful accounts receivable	126	486
Realized gain on marketable securities	(305)	(543)
Interest in the equity of investments	(295)	(79)
Stock-based compensation	2,128	1,644
Change in assets and liabilities:
Restricted cash and cash equivalents	4,098	(5,360)
Trade accounts receivable	(8,189)	(1,366)
Prepaid expenses, other current assets and other assets	(1,432)	7,644
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(14,927)	(10,814)
Customer deposits	(1,177)	8,200
Income taxes payable	(83)	159
Deferred revenue	(2,043)	1,202
Net cash (used in) provided by operating activities	(814)	25,146
Investing activities
Capital expenditures	(10,543)	(9,223)
Proceeds from sale of interest in Fabrix Systems Ltd.	—	4,769
Payment for acquisition, net of cash acquired	(1,827)	—
Cash used for investments	(8,308)	(350)
Proceeds from sale and redemption of investments	4	626
Purchases of marketable securities	(17,209)	(24,480)
Proceeds from maturities and sales of marketable securities	16,848	18,720
Net cash used in investing activities	(21,035)	(9,938)
Financing activities
Dividends paid	(8,765)	(8,626)
Distributions to noncontrolling interests	(817)	(1,220)
Proceeds from sale of member interests in CS Pharma Holdings, LLC.	1,250	—
Proceeds from exercise of stock options	835	—
Repayment of note payable	—	(6,353)
Repurchases of Class B common stock	(1,838)	(4,773)
Net cash used in financing activities	(9,335)	(20,972)
Effect of exchange rate changes on cash and cash equivalents	(829)	(5,083)
Net decrease in cash and cash equivalents	(32,013)	(10,847)
Cash and cash equivalents at beginning of period	109,537	110,361
Cash and cash equivalents at end of period	$77,524	$99,514
Supplemental schedule of non-cash investing and financing activities
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$8,750	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Zedge’s income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Income before income taxes	$—	$1,976	$—	$2,226

Income before income taxes attributable to IDT Corporation	$—	$1,757	$—	$1,978

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

On January 4, 2017, the Compensation Committee of the Company’s Board of Directors approved an arrangement with Howard S. Jonas, the Company’s Chairman of the Board, and Chairman of the Board of Cornerstone, pursuant to which, on March 2, 2017, the Company sold 10% of the Company’s direct and indirect interest and rights in Cornerstone to Mr. Jonas for a purchase price of $1 million. Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Cornerstone, and The Howard S. and Deborah Jonas Foundation owns an additional $525,000 of Series C Notes of Cornerstone.

The Cornerstone Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Cornerstone’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Cornerstone common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. The Company and CS Pharma were issued warrants to purchase shares of capital stock of Cornerstone representing in the aggregate up to 56% of the then issued and outstanding capital stock of Cornerstone, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by the Company. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Cornerstone, or such lesser amount as represents 5% of the outstanding capital stock of Cornerstone, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

Cornerstone is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Cornerstone that most significantly impact Cornerstone’s economic performance. At January 31, 2017 and July 31, 2016, the Company’s investment in Cornerstone was $10.0 million and $2.0 million, respectively, which was included in “Investments” in the accompanying consolidated balance sheets. At January 31, 2017, the Company’s maximum exposure to loss as a result of its involvement with Cornerstone was its $10.0 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

In addition to interests issued to the Company, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At January 31, 2017 and July 31, 2016, CS Pharma had received $10.0 million and $8.8 million, respectively, of such investment. At July 31, 2016, the $8.8 million received was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. The Company holds a 50% interest in CS Pharma and is the managing member. It is expected that CS Pharma will use its cash to invest in Cornerstone.

Note 4—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
January 31, 2017:
Certificates of deposit*	$19,335	$2	$(1)	$19,336
Federal Government Sponsored Enterprise notes	6,331	—	(23)	6,308
International agency notes	653	—	(10)	643
Mutual funds	5,223	15	(1)	5,237
Corporate bonds	3,290	6	(13)	3,283
Equity	379	42	—	421
U.S. Treasury notes	5,035	2	(68)	4,969
Municipal bonds	13,082	3	(9)	13,076
Total	$53,328	$70	$(125)	$53,273
July 31, 2016:
Certificates of deposit*	$17,690	$6	$—	$17,696
Federal Government Sponsored Enterprise notes	3,457	17	—	3,474
International agency notes	409	5	—	414
Mutual funds	5,121	—	(39)	5,082
Corporate bonds	3,633	40	—	3,673
Equity	2,463	—	(140)	2,323
U.S. Treasury notes	4,946	95	(1)	5,040
Municipal bonds	15,222	26	(1)	15,247
Total	$52,941	$189	$(181)	$52,949

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

In January 2017, the Company received 23,227 shares of Zedge Class B common stock in connection with the lapsing of restrictions on Zedge restricted stock held by certain of the Company’s employees and the payment of taxes related thereto. As part of the Zedge Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Zedge’s Class B common stock for every three restricted shares of the Company that they held as of the record date for the Zedge Spin-Off. The Company received the Zedge shares in exchange for the payment of an aggregate of $74,000 for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. At January 31, 2017, the Zedge shares owned by the Company had a fair value of $77,000.

Proceeds from maturities and sales of available-for-sale securities were $10.8 million and $9.9 million in the three months ended January 31, 2017 and 2016, respectively, and $16.8 million and $18.7 million in the six months ended January 31, 2017 and 2016, respectively. In the three and six months ended January 31, 2017, gross realized gains included in earnings as a result of sales were $0.3 million. In the six months ended January 31, 2016, gross realized gains included in earnings as a result of sales were $0.5 million. There were no gross realized gains (losses) included in earnings as a result of sales in the three months ended January 31, 2016. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2017 were as follows:

Fair Value
(in thousands)
Within one year	$26,264
After one year through five years	18,266
After five years through ten years	2,369
After ten years	716
Total	$47,615

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2017:
Certificates of deposit	$1	$3,164
Federal Government Sponsored Enterprise notes	23	6,265
International agency notes	10	643
Mutual funds	1	2,600
Corporate bonds	13	2,239
U.S. Treasury notes	68	4,408
Municipal bonds	9	9,878
Total	$125	$29,197
July 31, 2016:
Mutual funds	$39	$5,082
Equity	140	2,323
U.S. Treasury notes	1	199
Municipal bonds	1	3,112
Total	$181	$10,716

At January 31, 2017 and July 31, 2016, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2017
Assets:
Available-for-sale securities	$10,627	$42,646	$—	$53,273
July 31, 2016
Assets:
Available-for-sale securities	$12,445	$40,504	$—	$52,949

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At January 31, 2017 and July 31, 2016, the Company had $8.4 million and $8.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At January 31, 2017 and July 31, 2016, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2017 and July 31, 2016, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at January 31, 2017 and July 31, 2016 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $15.4 million and $7.0 million at January 31, 2017 and July 31, 2016, respectively, which the Company believes was not impaired.

Note 6—Derivative Instruments

Prior to the Zedge Spin-Off, the primary risk managed by the Company using derivative instruments was foreign exchange risk. Foreign exchange forward contracts were entered into as hedges against unfavorable fluctuations in the U.S. dollar – Norwegian krone (“NOK”) exchange rate. Zedge is based in Norway and much of its operations are located in Norway. Subsequent to the Zedge Spin-Off, the Company provided hedging services to Zedge pursuant to its Transition Services Agreement until Zedge established a credit facility and was able to enter into foreign exchange contracts. The Company did not apply hedge accounting to these contracts, therefore the changes in fair value were recorded in earnings.

The effects of derivative instruments on the consolidated statements of income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
Derivatives not designated or not qualifying as	Location of Gain (Loss)	Three Months Ended January 31,		Six Months Ended January 31,
hedging instruments	Recognized on Derivatives	2017	2016	2017	2016
		(in thousands)
Foreign exchange forwards	Other (expense) income, net	$—	$(123)	$—	$(225)

Note 7—Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2017
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2016	$123,797	$406	$124,203
Dividends declared ($0.38 per share)	(8,765)	—	(8,765)
Restricted Class B common stock purchased from employees	(1,838)	—	(1,838)
Exercise of stock options	835	—	835
Issuance of member interests in CS Pharma Holdings, LLC (see Note 3)	1,850	8,150	10,000
Distributions to noncontrolling interests	—	(817)	(817)
Stock-based compensation	2,128	—	2,128
Comprehensive income:
Net income	22,794	758	23,552
Other comprehensive loss	(2,466)	—	(2,466)
Comprehensive income	20,328	758	21,086
Balance, January 31, 2017	$138,335	$8,497	$146,832

Dividend Payments

In the six months ended January 31, 2017, the Company paid cash dividends of $0.38 per share on its Class A common stock and Class B common stock, or $8.8 million in total. In the six months ended January 31, 2016, the Company paid cash dividends of $0.37 per share on its Class A common stock and Class B common stock, or $8.6 million in total.

In March 2017, the Company’s Board of Directors declared a dividend of $0.19 per share for the second quarter of fiscal 2017 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about March 24, 2017 to stockholders of record as of the close of business on March 17, 2017.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the six months ended January 31, 2017. In the six months ended January 31, 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. At January 31, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2017 and 2016, the Company paid $1.8 million and $0.1 million, respectively, to repurchase 94,338 shares and 11,250 shares of Class B common stock, respectively, that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On December 14, 2016, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares.

The Company received proceeds from the exercise of its stock options of $0.8 million in the six months ended January 31, 2017. There were no stock option exercises in the six months ended January 31, 2016. In the six months ended January 31, 2017, the Company issued 73,471 shares of its Class B common stock for the stock option exercises.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Basic weighted-average number of shares	22,768	22,799	22,740	22,867
Effect of dilutive securities:
Stock options	77	—	58	—
Non-vested restricted Class B common stock	118	—	133	17
Diluted weighted-average number of shares	22,963	22,799	22,931	22,884

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Shares excluded from the calculation of diluted earnings per share	3	265	18	266

Note 9—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2018. At January 31, 2017 and July 31, 2016, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At January 31, 2017 and July 31, 2016, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $105.0 million and $91.1 million, respectively.

Note 10—Accrued Severance Expense

In July 2016, the Company completed a reduction of its workforce and incurred severance expense of $6.3 million in fiscal 2016. At January 31, 2017 and July 31, 2016, there was accrued severance of $2.3 million and $5.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the July 2016 workforce reduction.

Note 11—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2016	$8	$(3,752)	$(3,744)
Other comprehensive income (loss) attributable to IDT Corporation before reclassifications	242	(2,403)	(2,161)
Less: reclassification for gain included in net income	(305)	—	(305)	Other (expense) income, net
Net other comprehensive loss attributable to IDT Corporation	(63)	(2,403)	(2,466)
Balance, January 31, 2017	$(55)	$(6,155)	$(6,210)

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

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. The UCaaS segment is comprised of offerings from the Company’s net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. The operations that comprise the UCaaS segment were included in the Telecom Platform Services segment from the inception of each until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

Telecom Platform Services, UCaaS and Consumer Phone Services comprise the IDT Telecom division.

Operating segments not reportable individually are included in All Other. All Other includes the Company’s real estate holdings and other smaller businesses. Prior to the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free ringtones, wallpapers, home screen app icons and notification sounds. Corporate costs include certain services, such as compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses including, among others, facilities costs, charitable contributions and travel, as well as depreciation expense on corporate assets. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. IDT Telecom depreciation and amortization are allocated to Telecom Platform Services, UCaaS and Consumer Phone Services because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	UCaaS	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended January 31, 2017
Revenues	$358,528	$7,142	$1,396	$490	$—	$367,556
Income (loss) from operations	6,948	(464)	239	82	(3,677)	3,128
Other operating expense	—	—	—	—	(889)	(889)

Three Months Ended January 31, 2016
Revenues	$370,575	$6,117	$1,766	$3,996	$—	$382,454
Income (loss) from operations	6,878	(576)	289	1,845	(2,059)	6,377
Other operating expense	(326)	—	—	—	—	(326)

Six Months Ended January 31, 2017
Revenues	$718,550	$14,278	$2,885	$994	$—	$736,707
Income (loss) from operations	13,192	(639)	540	172	(4,951)	8,314
Other operating expense	—	—	—	—	(1,088)	(1,088)

Six Months Ended January 31, 2016
Revenues	$749,217	$13,163	$3,595	$7,057	$—	$773,032
Income (loss) from operations	16,905	(878)	629	2,275	(4,628)	14,303
Other operating expense	(326)	—	—	—	—	(326)

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

Purchase Commitments

The Company had purchase commitments of $1.7 million at January 31, 2017.

Letters of Credit

At January 31, 2017, the Company had letters of credit outstanding totaling $0.1 million for IDT Telecom’s business. The letters of credit outstanding at January 31, 2017 expire in the twelve-month period ending January 31, 2018.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At January 31, 2017, the Company had aggregate performance bonds of $13.8 million outstanding.

Customer Deposits

At January 31, 2017 and July 31, 2016, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $87.5 million and $95.8 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At January 31, 2017 and July 31, 2016, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $10.7 million and $16.0 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	January 31, 2017	July 31, 2016
	(in thousands)
IDT Financial Services customer deposits	$89,134	$98,500
Related to letters of credit	97	122
Other	189	200
Total restricted cash and cash equivalents	$89,420	$98,822

Other Contingencies

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders. On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (“FCC”) requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company has been cooperating with the FCC in this matter and has responded to the letter of inquiry. In the three and six months ended January 31, 2017, the Company incurred legal fees of $0.9 million and $1.1 million, respectively, related to this inquiry, which is included in “Other operating expense” in the accompanying consolidated statements of income. As disclosed in Straight Path’s filings with the SEC, Straight Path has entered into a consent decree with the FCC that terminates the FCC’s related investigation against Straight Path.

If the FCC were to pursue separate action against the Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company related to activities during the period of ownership by the Company. Further, the Company could be the subject of a claim from Straight Path for indemnification related to its liability related to the consent decree. The Company would vigorously defend against any such claims or actions.

Note 14—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
	(in thousands)
Foreign currency transaction (losses) gains	$(729)	$(1,096)	$1,330	$(2,258)
Gain on sale of marketable securities	305	—	305	543
Gain on investments	32	236	295	80
Other	(27)	626	44	791
Total other (expense) income, net	$(419)	$(234)	$1,974	$(844)

Note 15—Income Taxes

In the six months ended January 31, 2017, the Company determined that its valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection of net income in future periods. The Company recorded a benefit from income taxes of $16.6 million in the six months ended January 31, 2017 from the full recognition of the Elmion Netherlands B.V. deferred tax assets.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2016. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2016.

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have three reportable business segments, Telecom Platform Services, Unified Communications as a Service, or UCaaS, and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The UCaaS segment is comprised of offerings from our net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services, UCaaS and Consumer Phone Services comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes our real estate holdings and other smaller businesses. Until the spin-off of Zedge, Inc., or Zedge, in June 2016, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free ringtones, wallpapers, home screen app icons and notification sounds.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.9% and 99.1% of our total revenues in the six months ended January 31, 2017 and 2016, respectively.

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

On January 4, 2017, the Compensation Committee of our Board of Directors approved an arrangement with Howard S. Jonas, our Chairman of the Board, and Chairman of the Board of Cornerstone, pursuant to which, on March 2, 2017, we sold 10% of our direct and indirect interest and rights in Cornerstone to Mr. Jonas for a purchase price of $1 million. Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Cornerstone, and The Howard S. and Deborah Jonas Foundation owns an additional $525,000 of Series C Notes of Cornerstone.

The Cornerstone Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Cornerstone’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Cornerstone common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price. We and CS Pharma were issued warrants to purchase shares of capital stock of Cornerstone representing in the aggregate up to 56% of the then issued and outstanding capital stock of Cornerstone, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma and the remainder is owned by us. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Cornerstone, or such lesser amount as represents 5% of the outstanding capital stock of Cornerstone, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal year ended July 31, 2016. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal year ended July 31, 2016.

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

Results of Operations

Three and Six Months Ended January 31, 2017 Compared to Three and Six Months Ended January 31, 2016

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services, UCaaS and Consumer Phone Services Segments

Telecom Platform Services, which represented 97.5% and 96.9% of our total revenues in the six months ended January 31, 2017 and 2016, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

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

As described below, the decreases in Telecom Platform Services’ minutes of use and revenues in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016, as well as the increase in direct cost of revenues as a percentage of revenues, reflect the collapse of rates industry wide in the U.S. to Mexico corridor plus longer term secular trends impacting the telecom industry. These include increased competition from wireless network operators, mobile virtual network operators and alternative communications solutions such as over-the-top voice and messaging. In anticipation of these developments, in recent years, we have increased investment in long term growth initiatives that mitigate the impact from those trends. We have also been reducing our selling, general and administrative expenses and streamlining operations.

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. The UCaaS segment is comprised of offerings from our net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. The operations that comprise the UCaaS segment were included in the Telecom Platform Services segment from the inception of each until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues
Telecom Platform Services	$358.5	$370.6	$(12.1)	(3.3)%	$718.5	$749.2	$(30.7)	(4.1)%
UCaaS	7.2	6.1	1.1	16.7	14.3	13.2	1.1	8.5
Consumer Phone Services	1.4	1.8	(0.4)	(21.0)	2.9	3.6	(0.7)	(19.7)
Total revenues	$367.1	$378.5	$(11.4)	(3.0)%	$735.7	$766.0	$(30.3)	(4.0)%

Revenues. IDT Telecom revenues decreased in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and six months ended January 31, 2017 and 2016 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$/#	%	2017	2016	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$153.2	$166.9	$(13.7)	(8.2)%	$310.2	$338.2	$(28.0)	(8.3)%
Wholesale Carrier Services	145.8	150.4	(4.6)	(3.1)	289.1	302.1	(13.0)	(4.3)
Payment Services	59.5	53.3	6.2	11.8	119.2	108.9	10.3	9.5

Total Telecom Platform Services revenues	$358.5	$370.6	$(12.1)	(3.3)%	$718.5	$749.2	$(30.7)	(4.1)%
Minutes of use
Retail Communications	1,708	2,043	(335)	(16.4)%	3,536	4,109	(573)	(13.9)%
Wholesale Carrier Services	5,057	4,796	261	5.5	9,405	9,671	(266)	(2.8)

Total minutes of use	6,765	6,839	(74)	(1.1)%	12,941	13,780	(839)	(6.1)%

Average revenue per minute
Retail Communications	$0.0897	$0.0817	$0.0080	9.8%	$0.0877	$0.0823	$0.0054	6.6%
Wholesale Carrier Services	0.0288	0.0314	(0.0026)	(8.1)	0.0307	0.0312	(0.0005)	(1.6)

Retail Communications’ revenue decreased 8.2% and 8.3% in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 5.5% and 5.3% in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016 due primarily to the continuing decline in minutes of use and revenue from calls made in the U.S. and terminating in Mexico. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate because many of our competitors, including some of the large U.S. mobile operators, were offering unlimited Mexico calling as part of their monthly pricing plans. Revenue from Boss Revolution calls made in the U.S. and terminating in Mexico were relatively stable in the three months ended January 31, 2017 compared to the first quarter of fiscal 2017. We believe declines in this corridor going forward will not be as significant to Retail Communications’ revenue. In addition, the decrease in Retail Communications’ revenue in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 was due to continuing revenue declines in Europe, South America and Asia, and continuing revenue declines from traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 16.4% and 13.9% in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016 because of decreases in Boss Revolution and traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe, South America and Asia in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016. In March 2017, we launched the updated Boss Revolution calling app that includes free app-to-app calling and messaging. The Boss Revolution calling app also integrates seamlessly with the new Boss Revolution Money app, which features international money transfers, mobile airtime top-up and electronic gift cards. The updated calling app, which is available in several languages in the iTunes and Google Play stores, is expected to increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenue comprised 43.2% and 45.1% of Telecom Platform Services’ revenue in the six months ended January 31, 2017 and 2016, respectively.

Wholesale Carrier Services’ revenue decreased 3.1% and 4.3% in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016 primarily because of a decrease in revenues from small and medium sized carrier customers who utilize our web-based, prepaid termination services portal, as well as the absence of certain exchange rate driven arbitrage-pricing opportunities in Latin America that existed in the year ago periods, partially offset by an increase in carrier revenues. Wholesale Carrier Services minutes of use increased 5.5% in the three months ended January 31, 2017 compared to the similar period in fiscal 2016 primarily due to a 12.5% increase in carrier minutes of use in the three months ended January 31, 2017 compared to the similar period in fiscal 2016. Wholesale Carrier Services minutes of use decreased 2.8% in the six months ended January 31, 2017 compared to the similar period in fiscal 2016 primarily due to a decrease in web-based prepaid termination services. Wholesale Carrier Services’ revenue comprised 40.2% and 40.3% of Telecom Platform Services’ revenue in the six months ended January 31, 2017 and 2016, respectively.

Payment Services’ revenue increased 11.8% and 9.5% in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016 primarily due to increases in international airtime top-up revenue and revenue from our international money transfer service. We have money transmitter licenses in 48 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. Future growth in Payment Services is expected from geographic expansion of our international money transfer service into California and New York, the recent launch of the new Boss Revolution Money app that features international money transfers, mobile airtime top-up and electronic gift cards, and from expansion of our National Retail Solutions point-of-sale terminal business. Payment Services’ revenue comprised 16.6% and 14.6% of Telecom Platform Services’ revenue in the six months ended January 31, 2017 and 2016, respectively.

UCaaS’ revenue increased 16.7% in the three months ended January 31, 2017 compared to the similar period in fiscal 2016 due to increases in hosted PBX, cable telephony and SIP trunking revenues. UCaaS’ revenue increased 8.5% in the six months ended January 31, 2017 compared to the similar period in fiscal 2016 primarily due to increases in hosted PBX and cable telephony revenues, partially offset by a decline in SIP trunking revenues.

Consumer Phone Services’ revenues declined 21.0% and 19.7% in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$307.3	$315.5	$(8.2)	(2.6)%	$616.4	$635.1	$(18.7)	(2.9)%
UCaaS	2.9	3.1	(0.2)	(7.5)	6.2	6.9	(0.7)	(10.0)
Consumer Phone Services	0.7	0.8	(0.1)	(18.2)	1.3	1.6	(0.3)	(20.5)
Total direct cost of revenues	$310.9	$319.4	$(8.5)	(2.7)%	$623.9	$643.6	$(19.7)	(3.1)%

	Three months ended January 31,			Six months ended January 31,
	2017	2016	Change	2017	2016	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	85.7%	85.1%	0.6%	85.8%	84.8%	1.0%
UCaaS	41.0	51.7	(10.7)	43.5	52.5	(9.0)
Consumer Phone Services	46.4	44.8	1.6	45.3	45.8	(0.5)
Total	84.7%	84.4%	0.3%	84.8%	84.0%	0.8%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services decreased in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 mainly due to the 1.1% and 6.1% decreases in Telecom Platform Services’ minutes of use in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 30 and 80 basis points in the three and six months ended January 31, 2017, respectively, compared to the similar periods in fiscal 2016 primarily because the decreases in Retail Communications’ and Wholesale Carrier Services’ revenues exceeded the decreases in their direct cost of revenues.

Direct cost of revenues in UCaaS decreased in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 because of decreases in the direct cost of revenues in SIP trunking, and cable telephony service.

Direct cost of revenues in our Consumer Phone Services segment decreased the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 primarily as a result of the declining customer base.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$40.2	$43.9	$(3.7)	(8.4)%	$80.8	$89.2	$(8.4)	(9.4)%
UCaaS	3.8	2.8	1.0	33.5	7.1	5.8	1.3	22.5
Consumer Phone Services	0.5	0.7	(0.2)	(25.8)	1.0	1.3	(0.3)	(21.5)
Total selling, general and administrative expenses	$44.5	$47.4	$(2.9)	(6.1)%	$88.9	$96.3	$(7.4)	(7.6)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 primarily due to decreases in employee compensation and legal fees. The decrease in employee compensation was the result of the headcount reductions in fiscal 2016 that were partially offset by annual payroll increases. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 11.2% from 11.9% in the three months ended January 31, 2017 and 2016, respectively, and decreased to 11.2% from 11.9% in the six months ended January 31, 2017 and 2016, respectively.

Selling, general and administrative expenses in our UCaaS segment increased in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 due to an increase in employee compensation from an increase in sales and information technology employees. In fiscal 2017, we expect sales and information technology employees in our UCaaS segment to continue to increase in order to increase UCaaS’ revenues.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.0	$4.0	$—	0.6%	$8.2	$7.7	$0.5	5.4%
UCaaS	0.9	0.7	0.2	29.0	1.6	1.4	0.2	20.0
Consumer Phone Services	—	—	—	—	—	—	—	—
Total depreciation and amortization	$4.9	$4.7	$0.2	4.8%	$9.8	$9.1	$0.7	7.6%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Other operating expense
Telecom Platform Services	$—	$0.3	$(0.3)	(100.0)%	$—	$0.3	$(0.3)	(100.0)%
UCaaS	—	—	—	—	—	—	—	—
Consumer Phone Services	—	—	—	—	—	—	—	—
Total other operating expense	$—	$0.3	$(0.3)	(100.0)%	$—	$0.3	$(0.3)	(100.0)%

Other Operating Expense. Other operating expense in the three and six months ended January 31, 2016 was due to a loss on disposal of property, plant and equipment from the write-off of capitalized costs of certain projects that were terminated prior to completion.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$6.9	$6.9	$—	1.0%	$13.2	$16.9	$(3.7)	(22.0)%
UCaaS	(0.4)	(0.6)	0.2	19.4	(0.6)	(0.9)	0.3	27.2
Consumer Phone Services	0.2	0.3	(0.1)	(17.2)	0.5	0.6	(0.1)	(14.0)
Total income from operations	$6.7	$6.6	$0.1	2.0%	$13.1	$16.6	$(3.5)	(21.4)%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. On June 1, 2016, we completed the Zedge Spin-Off. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues	$0.5	$4.0	$(3.5)	(87.7)%	$1.0	$7.1	$(6.1)	(85.9)%
Direct cost of revenues	—	0.3	(0.3)	(100.0)	—	0.6	(0.6)	(100.0)
Selling, general and administrative	—	1.6	(1.6)	(100.0)	—	3.3	(3.3)	(100.0)
Depreciation	0.4	0.3	0.1	33.5	0.8	0.9	(0.1)	(11.7)
Income from operations	$0.1	$1.8	$(1.7)	(95.6)%	$0.2	$2.3	$(2.1)	(92.5)%

Following are the results of operations of Zedge, which were included in All Other until the Zedge Spin-Off on June 1, 2016:

Zedge	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues	$—	$3.5	$(3.5)	(100.0)%	$—	$6.1	$(6.1)	(100.0)%
Direct cost of revenues	—	0.3	(0.3)	(100.0)	—	0.6	(0.6)	(100.0)
Selling, general and administrative	—	1.7	(1.7)	(100.0)	—	3.3	(3.3)	(100.0)
Depreciation	—	(0.2)	0.2	100.0	—	0.1	(0.1)	(100.0)
Income from operations	$—	$1.7	$(1.7)	(100.0)%	$—	$2.1	$(2.1)	(100.0)%

In April 2016, we entered into two leases for space in our headquarters building at 520 Broad Street, Newark, New Jersey. The first lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative expenses	$2.8	$2.1	$0.7	35.4%	$3.9	$4.6	$(0.7)	(16.5)%
Other operating expense	0.9	—	0.9	nm	1.1	—	1.1	nm
Loss from operations	$3.7	$2.1	$1.6	78.6%	$5.0	$4.6	$0.4	7.0%

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

General and Administrative. The increase in Corporate general and administrative expenses in the three months ended January 31, 2017 compared to the similar period in fiscal 2016 was primarily due to increases in stock-based compensation and legal fees. The decrease in Corporate general and administrative expenses in the six months ended January 31, 2017 compared to the similar period in fiscal 2016 was primarily due to decreases in employee compensation and legal fees, partially offset by an increase in stock-based compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expenses were 0.8% and 0.5% in the three months ended January 31, 2017 and 2016, respectively, and 0.5% and 0.6% in the six months ended January 31, 2017 and 2016, respectively.

Other Operating Expense. In the three and six months ended January 31, 2017, we incurred legal fees of $0.9 million and $1.1 million, respectively, related to a letter of inquiry from the Federal Communications Commission, or FCC, in connection with its investigation of potential license violations by Straight Path Spectrum LLC (formerly a subsidiary of ours).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.4 million and $0.9 million in the three months ended January 31, 2017 and 2016, respectively, and $2.1 million and $1.6 million in the six months ended January 31, 2017 and 2016, respectively. At January 31, 2017, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Income from operations	$3.1	$6.4	$(3.3)	(50.9)%	$8.3	$14.3	$(6.0)	(41.9)%
Interest income, net	0.3	0.5	(0.2)	(42.1)	0.6	0.7	(0.1)	(12.0)
Other (expense) income, net	(0.4)	(0.2)	(0.2)	(79.1)	2.0	(0.8)	2.8	333.9
(Provision for) benefit from income taxes	(1.7)	(2.0)	0.3	12.6	12.7	(4.9)	17.6	357.7
Net income	1.3	4.7	(3.4)	(73.0)	23.6	9.3	14.3	154.9
Net income attributable to noncontrolling interests	(0.4)	(0.6)	0.2	36.1	(0.8)	(1.0)	0.2	22.7
Net income attributable to IDT Corporation	$0.9	$4.1	$(3.2)	(78.5)%	$22.8	$8.3	$14.5	176.0%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2017	2016	2017	2016
	(in millions)
Foreign currency transaction (losses) gains	$(0.7)	$(1.1)	$1.3	$(2.3)
Gain on sale of marketable securities	0.3	—	0.3	0.5
Gain on investments	—	0.2	0.3	0.1
Other	—	0.7	0.1	0.9
Total other (expense) income, net	$(0.4)	$(0.2)	$2.0	$(0.8)

(Provision for) Benefit from Income Taxes. In the six months ended January 31, 2017, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., or Elmion, a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $16.6 million in the six months ended January 31, 2017 from the full recognition of the Elmion deferred tax assets. The decrease in income tax expense in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016, excluding the benefit from income taxes described above, was generally due to a decrease in income before income taxes in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016 was due to the noncontrolling interests in the net income of Zedge, which was included in our results of operations until the Zedge Spin-Off on June 1, 2016. The net income attributable to our other noncontrolling interests in certain IDT Telecom subsidiaries was substantially unchanged in the three and six months ended January 31, 2017 compared to the similar periods in fiscal 2016.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of January 31, 2017 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2018.

At January 31, 2017, we had cash, cash equivalents and marketable securities of $130.8 million and a deficit in working capital (current liabilities in excess of current assets) of $6.0 million. At January 31, 2017, we also had $8.4 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At January 31, 2017, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $10.7 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At January 31, 2017, we had restricted cash and cash equivalents of $89.4 million, which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include customer deposits related to IDT Financial Services Ltd. and restricted balances pursuant to banking regulatory and other requirements.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. Upon distribution, if any, of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

	Six months ended January 31,
	2017	2016
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(0.8)	$25.1
Investing activities	(21.0)	(9.9)
Financing activities	(9.3)	(21.0)
Effect of exchange rate changes on cash and cash equivalents	(0.9)	(5.0)
Decrease in cash and cash equivalents	$(32.0)	$(10.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

On July 31, 2013, we completed a pro rata distribution of the common stock of our subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We have been cooperating with the FCC in this matter and have responded to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us. As disclosed in Straight Path’s filings with the SEC, Straight Path has entered into a consent decree with the FCC that terminates the FCC’s related investigation against Straight Path. We could be the subject of a claim from Straight Path for indemnity related to liability incurred in connection with that settlement.

In August 2016, we and the New Jersey Economic Development Authority entered into an incentive agreement pursuant to which we may receive corporation business tax credits in exchange for investment in a qualified business facility and employment of the required number of full-time employees. The corporation business tax credits to be received are a maximum of $24.3 million. The tax credits are based on an estimated capital investment of $5.3 million in addition to retaining, as well as creating, a number of full-time jobs. We may claim a tax credit each tax year for ten years beginning when the Economic Development Authority accepts our project completion certification. The deadline to submit the tax certificate documents has been extended until June 9, 2017. The tax credit can be applied to 100% of our New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, we may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

Investing Activities

Our capital expenditures were $10.5 million and $9.2 million in the six months ended January 31, 2017 and 2016, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending January 31, 2018 will be between $19 million to $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix Systems Ltd. to Telefonaktiebolget LM Ericsson (publ). Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. In the six months ended January 31, 2016, we received $4.8 million from the sale.

On December 23, 2016, we acquired all of the outstanding shares of Live Ninja, a business communications company that provides chat and messaging capabilities for small and medium-sized businesses with the ability to transfer a conversation from one channel of communications (for example, the web) to another (such as a mobile phone). The Live Ninja team have been tasked with helping expand the development of our PicuP service. We paid $2.0 million at closing, and expect to pay an additional $2.5 million through December 2018 for fixed and contingent payment obligations. In the six months ended January 31, 2017, the cash paid for the acquisition, net of cash acquired was $1.8 million.

In the six months ended January 31, 2017 and 2016, we used cash of $8.3 million and $0.4 million, respectively, for additional investments. In September 2016, Cornerstone issued to our 50%-owned subsidiary, CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of a $2 million principal amount convertible promissory notes that was issued in connection with a prior funding.

Purchases of marketable securities were $17.2 million and $24.5 million in the six months ended January 31, 2017 and 2016, respectively. Proceeds from maturities and sales of marketable securities were $16.8 million and $18.7 million in the six months ended January 31, 2017 and 2016, respectively.

Financing Activities

In the six months ended January 31, 2017, we paid cash dividends of $0.38 per share on our Class A common stock and Class B common stock, or $8.8 million in total. In the six months ended January 31, 2016, we paid cash dividends of $0.37 per share on our Class A common stock and Class B common stock, or $8.6 million in total. In March 2017, our Board of Directors declared a dividend of $0.19 per share for the second quarter of fiscal 2017 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about March 24, 2017 to stockholders of record as of the close of business on March 17, 2017.

We distributed cash of $0.8 million and $1.2 million in the six months ended January 31, 2017 and 2016, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

In connection with our investment in Cornerstone, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 50% interest in CS Pharma and we are the managing member. At July 31, 2016, CS Pharma had received $8.8 million, which was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. In the six months ended January 31, 2017, CS Pharma received an additional $1.2 million from the sale of its member interests. We expect CS Pharma will use its cash to invest in Cornerstone.

We received proceeds from the exercise of our stock options of $0.8 million and nil in the six months ended January 31, 2017 and 2016, respectively. In the six months ended January 31, 2017, we issued 73,471 shares of our Class B common stock for the stock option exercise.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

In the six months ended January 31, 2017 and 2016, we paid $1.8 million and $0.1 million, respectively, to repurchase 94,338 and 11,250 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended January 31, 2017. At January 31, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program. In the six months ended January 31, 2016, we repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million under our prior stock repurchase program that was in effect until January 22, 2016.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2018. At January 31, 2017, there were no amounts outstanding under the facility. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At January 31, 2017, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $105.0 million.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $60.6 million at January 31, 2017 from $54.1 million at July 31, 2016 due to a $6.6 million increase in IDT Telecom’s gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to amounts billed in in the six months ended January 31, 2017 in excess of collections during the period, net of the effect of changes in foreign currency exchange rates.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 8.5% at January 31, 2017 and 8.9% at July 31, 2016 as a result of an 12.1% increase in the gross trade accounts receivable balance and a 7.4% increase in the allowance balance.

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

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments at January 31, 2017:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$6.8	$3.1	$2.1	$1.2	$0.4
Revolving credit unused commitment fee	0.1	0.1	—	—	—
Purchase commitments	1.7	1.7	—	—	—
Total contractual obligations	$8.6	$4.9	$2.1	$1.2	$0.4

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$0.1	$0.1	$—	$—	$—

(1)	The above table does not include an aggregate of $13.8 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At January 31, 2017, we had aggregate performance bonds of $13.8 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 31% of our consolidated revenues for both the six months ended January 31, 2017 and 2016. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At January 31, 2017, the carrying value of our marketable securities and investments in hedge funds was $53.3 million and $8.4 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend, to a great extent, on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2016	—	$—	—	8,000,000
December 1-31, 2016	—	$—	—	8,000,000
January 1–31, 2017 (2)	92,796	$19.57	—	8,000,000
Total	92,796	$19.57	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT CORPORATION

March 13, 2017	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

March 13, 2017	By:	/s/ MArcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

