Form 10-Q
period 2017-04-30
IDT CORP
filed 2017-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of June 9, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,262,623 shares outstanding (excluding 2,296,925 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2017	July 31, 2016
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$71,452	$109,537
Restricted cash and cash equivalents	93,250	98,822
Marketable securities	60,821	52,949
Trade accounts receivable, net of allowance for doubtful accounts of $4,442 at April 30, 2017 and $4,818 at July 31, 2016	67,108	49,283
Prepaid expenses	15,446	15,189
Other current assets	18,951	13,273
Total current assets	327,028	339,053
Property, plant and equipment, net	89,752	87,374
Goodwill	11,168	11,218
Other intangibles, net	691	843
Investments	23,953	14,024
Deferred income tax assets, net	24,572	9,554
Other assets	7,672	7,592
Total assets	$484,836	$469,658
Liabilities and equity
Current liabilities:
Trade accounts payable	$36,016	$30,253
Accrued expenses	120,323	117,434
Deferred revenue	79,124	86,178
Customer deposits	91,689	95,843
Income taxes payable	575	578
Other current liabilities	4,942	13,534
Total current liabilities	332,669	343,820
Other liabilities	1,676	1,635
Total liabilities	334,345	345,455
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2017 and July 31, 2016	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,550 and 25,383 shares issued and 22,253 and 21,452 shares outstanding at April 30, 2017 and July 31, 2016, respectively	255	254
Additional paid-in capital	397,270	396,243
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,297 and 3,931 shares of Class B common stock at April 30, 2017 and July 31, 2016, respectively	(102,889)	(115,316)
Accumulated other comprehensive loss	(5,051)	(3,744)
Accumulated deficit	(148,810)	(153,673)
Total IDT Corporation stockholders’ equity	140,808	123,797
Noncontrolling interests	9,683	406
Total equity	150,491	124,203
Total liabilities and equity	$484,836	$469,658

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues	$370,035	$355,154	$1,106,742	$1,128,186
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	314,704	293,220	938,646	937,455
Selling, general and administrative (i)	46,196	51,594	138,958	155,738
Depreciation and amortization	5,474	5,518	16,075	15,543
Severance	—	232	—	232
Total costs and expenses	366,374	350,564	1,093,679	1,108,968
Other operating expenses	(10,163)	—	(11,251)	(326)
Gain on sale of interest in Fabrix Systems Ltd.	—	1,086	—	1,086
(Loss) income from operations	(6,502)	5,676	1,812	19,978
Interest income, net	295	244	905	936
Other (expense) income, net	(407)	120	1,565	(723)
(Loss) income before income taxes	(6,614)	6,040	4,282	20,191
Benefit from (provision for) income taxes	2,162	(1,339)	14,817	(6,250)
Net (loss) income	(4,452)	4,701	19,099	13,941
Net income attributable to noncontrolling interests	(323)	(464)	(1,081)	(1,445)
Net (loss) income attributable to IDT Corporation	$(4,775)	$4,237	$18,018	$12,496

(Loss) earnings per share attributable to IDT Corporation common stockholders:
Basic	$(0.21)	$0.19	$0.79	$0.55
Diluted	$(0.21)	$0.19	$0.78	$0.55
Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	23,054	22,635	22,845	22,790
Diluted	23,054	22,680	22,989	22,816

Dividends declared per common share	$0.19	$0.19	$0.57	$0.56

(i) Stock-based compensation included in selling, general and administrative expenses	$666	$673	$2,793	$2,317

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Net (loss) income	$(4,452)	$4,701	$19,099	$13,941
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	102	63	39	448
Foreign currency translation adjustments	1,057	1,899	(1,346)	(2,001)
Other comprehensive income (loss)	1,159	1,962	(1,307)	(1,553)
Comprehensive (loss) income	(3,293)	6,663	17,792	12,388
Comprehensive income attributable to noncontrolling interests	(323)	(464)	(1,081)	(1,445)
Comprehensive (loss) income attributable to IDT Corporation	$(3,616)	$6,199	$16,711	$10,943

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2017	2016
	(in thousands)
Operating activities
Net income	$19,099	$13,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,075	15,543
Deferred income taxes	(14,979)	5,913
Provision for doubtful accounts receivable	433	600
Gain on sale of interest in Fabrix Systems Ltd.	—	(1,086)
Realized gain on marketable securities	(331)	(543)
Interest in the equity of investments	(402)	379
Stock-based compensation	2,793	2,317
Change in assets and liabilities:
Restricted cash and cash equivalents	3,532	(14,657)
Trade accounts receivable	(18,883)	1,758
Prepaid expenses, other current assets and other assets	(6,065)	6,450
Trade accounts payable, accrued expenses, income taxes payable, other current liabilities and other liabilities	8,488	(14,907)
Customer deposits	(2,403)	17,028
Deferred revenue	(6,843)	3,097
Net cash provided by operating activities	514	35,833
Investing activities
Capital expenditures	(17,050)	(13,964)
Proceeds from sale of interest in Fabrix Systems Ltd.	—	4,769
Payment for acquisition, net of cash acquired	(1,827)	—
Cash used for investments	(8,527)	(1,850)
Proceeds from sale and redemption of investments	—	632
Purchases of marketable securities	(38,720)	(29,800)
Proceeds from maturities and sales of marketable securities	30,836	24,176
Net cash used in investing activities	(35,288)	(16,037)
Financing activities
Dividends paid	(13,155)	(12,983)
Distributions to noncontrolling interests	(1,139)	(1,545)
Sale of Class B common stock.	10,000	—
Proceeds from sale of interest and rights in Rafael Pharmaceuticals, Inc.	1,000	—
Proceeds from sale of member interests in CS Pharma Holdings, LLC.	1,250	—
Proceeds from exercise of stock options	835	—
Repayment of note payable	—	(6,353)
Repurchases of Class B common stock	(1,838)	(4,773)
Net cash used in financing activities	(3,047)	(25,654)
Effect of exchange rate changes on cash and cash equivalents	(264)	(3,368)
Net decrease in cash and cash equivalents	(38,085)	(9,226)
Cash and cash equivalents at beginning of period	109,537	110,361
Cash and cash equivalents at end of period	$71,452	$101,135
Supplemental schedule of non-cash investing and financing activities
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$8,750	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2017. The balance sheet at July 31, 2016 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2016, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2017 refers to the fiscal year ending July 31, 2017).

Note 2—Zedge Spin-Off

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary, Zedge, Inc. (“Zedge”), to the Company’s stockholders of record as of the close of business on May 26, 2016 (the “Zedge Spin-Off”). The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and, accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Zedge Spin-Off, each of the Company’s stockholders received one share of Zedge Class A common stock for every three shares of the Company’s Class A common stock, and one share of Zedge Class B common stock for every three shares of the Company’s Class B common stock, held of record as of the close of business on May 26, 2016. The Company received a legal opinion that the Zedge Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off its non-core business and assets to its stockholders, one of which was Zedge. The Company expects to spin-off its real estate assets together with its interests in Rafael Pharmaceuticals, Inc. (see Note 3) and certain other investments, as well as an amount of cash to be determined, in calendar 2017. The remaining components of the reorganization are subject to change in response to changed circumstance or intervening events, as well as both internal and third party contingencies, and must receive final approval from the Company’s Board of Directors.

Zedge’s income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Income before income taxes	$—	$367	$—	$2,593

Income before income taxes attributable to IDT Corporation	$—	$318	$—	$2,296

Note 3—Investment in Rafael Pharmaceuticals, Inc.

The Company has made investments totaling $10 million in Rafael Pharmaceuticals, Inc. (formerly Cornerstone Pharmaceuticals, Inc.) (“Rafael”), a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells. The Company’s initial $2 million investment in Rafael was funded as follows: $500,000 upon signing the Subscription and Loan Agreement on January 21, 2016, $50,000 on March 23, 2016, and $1.45 million on April 14, 2016. The initial $2 million investment was in exchange for Rafael’s 3.5% convertible promissory notes due 2018. An additional $8 million was funded in August and September 2016. In September 2016, Rafael issued to the Company’s controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), a convertible promissory note with a principal amount of $10 million (the “Series D Note”) representing the $8 million investment funded on such date plus the conversion of the $2 million principal amount convertible promissory notes issued in connection with the prior funding.

On March 2, 2017, the Company sold 10% of the Company’s direct and indirect interests and rights in Rafael to Howard S. Jonas, the Company’s Chairman of the Board, and Chairman of the Board of Rafael, for a purchase price of $1 million. As a result of this transaction, the Company recorded an increase of $1.2 million in “Noncontrolling interests” and a decrease of $0.2 million in “Additional paid-in capital” in the accompanying consolidated balance sheet.

Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael, and The Howard S. and Deborah Jonas Foundation own an additional $525,000 of Series C Convertible Notes of Rafael.

The Rafael Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Rafael’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Rafael common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price.

The Company and CS Pharma were issued warrants to purchase shares of capital stock of Rafael representing in the aggregate up to 56% of the then issued and outstanding capital stock of Rafael, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael, or such lesser amount as represents 5% of the outstanding capital stock of Rafael, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

Rafael is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael that most significantly impact Rafael’s economic performance. At April 30, 2017 and July 31, 2016, the Company’s investment in Rafael was $10.0 million and $2.0 million, respectively, which was included in “Investments” in the accompanying consolidated balance sheets. At April 30, 2017, the Company’s maximum exposure to loss as a result of its involvement with Rafael was its $10.0 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

In addition to interests issued to the Company, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At April 30, 2017 and July 31, 2016, CS Pharma had received $10.0 million and $8.8 million, respectively, of such investment. At July 31, 2016, the $8.8 million received was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. The Company holds a 50% interest in CS Pharma and is the managing member. It is expected that CS Pharma will use its cash to invest in Rafael.

Note 4—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2017:
Certificates of deposit*	$25,991	$1	$(5)	$25,987
Federal Government Sponsored Enterprise notes	7,910	1	(19)	7,892
International agency notes	214	1	—	215
Mutual funds	5,252	66	—	5,318
Corporate bonds	3,574	4	(1)	3,577
Equity	74	—	(3)	71
U.S. Treasury notes	7,757	9	(6)	7,760
Municipal bonds	10,002	3	(4)	10,001
Total	$60,774	$85	$(38)	$60,821

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2016:
Certificates of deposit*	$17,690	$6	$—	$17,696
Federal Government Sponsored Enterprise notes	3,457	17	—	3,474
International agency notes	409	5	—	414
Mutual funds	5,121	—	(39)	5,082
Corporate bonds	3,633	40	—	3,673
Equity	2,463	—	(140)	2,323
U.S. Treasury notes	4,946	95	(1)	5,040
Municipal bonds	15,222	26	(1)	15,247
Total	$52,941	$189	$(181)	$52,949

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

In January 2017, the Company received 23,227 shares of Zedge Class B common stock in connection with the lapsing of restrictions on Zedge restricted stock held by certain of the Company’s employees and the payment of taxes related thereto. As part of the Zedge Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Zedge’s Class B common stock for every three restricted shares of the Company that they held as of the record date for the Zedge Spin-Off. The Company received the Zedge shares in exchange for the payment of an aggregate of $74,000 for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. At April 30, 2017, the Zedge shares owned by the Company had a fair value of $71,000.

Proceeds from maturities and sales of available-for-sale securities were $14.0 million and $5.5 million in the three months ended April 30, 2017 and 2016, respectively, and $30.8 million and $24.2 million in the nine months ended April 30, 2017 and 2016, respectively. In the three months ended April 30, 2017 and 2016, gross realized gains included in earnings as a result of sales were $26,000 and nil, respectively. In the nine months ended April 30, 2017 and 2016, gross realized gains included in earnings as a result of sales were $0.3 million and $0.5 million, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2017 were as follows:

Fair Value
(in thousands)
Within one year	$36,732
After one year through five years	18,700
After five years through ten years	—
After ten years	—
Total	$55,432

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2017:
Certificates of deposit	$5	$10,455
Federal Government Sponsored Enterprise notes	19	7,469
Corporate bonds	1	749
Equity	3	71
U.S. Treasury notes	6	1,773
Municipal bonds	4	7,412
Total	$38	$27,929

July 31, 2016:
Mutual funds	$39	$5,082
Equity	140	2,323
U.S. Treasury notes	1	199
Municipal bonds	1	3,112
Total	$181	$10,716

At April 30, 2017 and July 31, 2016, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 5—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2017
Assets:
Available-for-sale securities	$13,149	$47,672	$—	$60,821
July 31, 2016
Assets:
Available-for-sale securities	$12,445	$40,504	$—	$52,949

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At April 30, 2017 and July 31, 2016, the Company had $8.5 million and $8.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At April 30, 2017 and July 31, 2016, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2017 and July 31, 2016, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at April 30, 2017 and July 31, 2016 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $15.6 million and $7.0 million at April 30, 2017 and July 31, 2016, respectively, which the Company believes was not impaired.

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

The effects of derivative instruments on the consolidated statements of operations were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Three Months Ended April 30,		Nine Months Ended April 30,
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives	2017	2016	2017	2016
		(in thousands)
Foreign exchange forwards	Other (expense) income, net	$—	$156	$—	$(68)

Note 7—Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2017
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2016	$123,797	$406	$124,203
Dividends declared ($0.57 per share)	(13,155)	—	(13,155)
Sale of Class B common stock to Howard S. Jonas	10,000	—	10,000
Restricted Class B common stock purchased from employees	(1,838)	—	(1,838)
Exercise of stock options	835	—	835
Sale of interest and rights in Rafael Pharmaceuticals, Inc. to Howard S. Jonas (see Note 3)	(185)	1,185	1,000
Issuance of member interests in CS Pharma Holdings, LLC (see Note 3)	1,850	8,150	10,000
Distributions to noncontrolling interests	—	(1,139)	(1,139)
Stock-based compensation	2,793	—	2,793
Comprehensive income:
Net income	18,018	1,081	19,099
Other comprehensive loss	(1,307)	—	(1,307)
Comprehensive income	16,711	1,081	17,792
Balance, April 30, 2017	$140,808	$9,683	$150,491

Dividend Payments

In the nine months ended April 30, 2017, the Company paid aggregate cash dividends of $0.57 per share on its Class A common stock and Class B common stock, or $13.2 million in total. In the nine months ended April 30, 2016, the Company paid aggregate cash dividends of $0.56 per share on its Class A common stock and Class B common stock, or $13.0 million in total.

In June 2017, the Company’s Board of Directors declared a dividend of $0.19 per share for the third quarter of fiscal 2017 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about June 30, 2017 to stockholders of record as of the close of business on June 19, 2017.

Sales of Class B Common Stock and Options to Purchase Class B Common Stock Granted to Howard S. Jonas

In April 2017, the Company sold 728,332 treasury shares of its Class B common stock to Howard S. Jonas for aggregate consideration of $10.0 million. The price per share of $13.73 was equal to the closing price of the Company’s Class B common stock on April 10, 2017 (see Note 13).

On May 2, 2017, the Company’s Board of Directors and its Compensation and Corporate Governance Committees approved the grant to Howard S. Jonas of options to purchase up to 1.0 million shares of the Company’s Class B common stock at an exercise price of $14.93 per share, the closing price of the Company’s Class B common stock on May 1, 2017. The options were immediately exercisable and will expire on May 1, 2022. Subject to certain vesting provisions in Mr. Jonas’ employment agreement with the Company, the unexercised portion of the options will terminate should Mr. Jonas cease to provide services as an officer or director of the Company or one or more of its subsidiaries. The Company will have the right to repurchase the Class B common stock issued upon exercise of the options at a purchase price equal to the exercise price of the option should Mr. Jonas cease to provide services as an officer or director of the Company or one or more of its subsidiaries. The Company’s repurchase right will lapse as to 333,333 shares underlying the options on each of May 2, 2018 and 2019 and as to 333,334 shares underlying the option on May 2, 2020. Mr. Jonas will be prohibited from transferring any shares of the Class B common stock issued on exercise of the option that are subject to the Company’s repurchase right. The options have not been granted under the Company’s 2015 Stock Option and Incentive Plan, but, except to the extent otherwise provided in the related grant agreement, will be subject to the terms of the 2015 Stock Option and Incentive Plan. The grant of the options is subject to ratification by the stockholders of the Company. The Company estimated that the fair value of the options on the date of grant was $3.3 million.

Also on May 2, 2017, the Company’s Board of Directors and its Corporate Governance Committee approved the sale by the Company of 1.0 million shares of its Class B common stock to Howard S. Jonas for aggregate consideration of $14.93 million. The price per share of $14.93 was equal to the closing price of the Class B common stock on May 1, 2017. On June 9, 2017, the cash was received and the shares were issued.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2017. In the nine months ended April 30, 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. At April 30, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2017 and 2016, the Company paid $1.8 million and $0.1 million, respectively, to repurchase 94,338 shares and 11,250 shares of Class B common stock, respectively, that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On December 14, 2016, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares.

The Company received proceeds from the exercise of its stock options of $0.8 million in the nine months ended April 30, 2017, and issued 73,471 shares of its Class B common stock for the stock option exercises. There were no stock option exercises in the nine months ended April 30, 2016.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Basic weighted-average number of shares	23,054	22,635	22,845	22,790
Effect of dilutive securities:
Stock options	—	—	49	—
Non-vested restricted Class B common stock	—	45	95	26
Diluted weighted-average number of shares	23,054	22,680	22,989	22,816

The following shares were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	273	264	20	265
Non-vested restricted Class B common stock	212	—	—	—
Shares excluded from the calculation of diluted earnings per share	485	264	20	265

For the three months ended April 30, 2017, the diluted earnings per share equals basic earnings per share because the Company had a net loss and the impact of the assumed exercise of stock options and vesting of restricted stock would have been anti-dilutive. In the nine months ended April 30, 2017, and the three and nine months ended April 30, 2016, outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the periods.

Note 9—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2018. At April 30, 2017 and July 31, 2016, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At April 30, 2017 and July 31, 2016, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $96.3 million and $91.1 million, respectively.

Note 10—Accrued Severance Expense

In July 2016, the Company completed a reduction of its workforce and incurred severance expense of $6.3 million in fiscal 2016. At April 30, 2017 and July 31, 2016, there was accrued severance of $1.2 million and $5.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the July 2016 workforce reduction.

Note 11—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2016	$8	$(3,752)	$(3,744)
Other comprehensive income (loss) attributable to IDT Corporation before reclassifications	370	(1,346)	(976)
Less: reclassification for gain included in net income	(331)	—	(331)	Other (expense) income, net
Net other comprehensive loss attributable to IDT Corporation	39	(1,346)	(1,307)
Balance, April 30, 2017	$47	$(5,098)	$(5,051)

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

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. The UCaaS segment is comprised of offerings from the Company’s net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP Trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. The operations that comprise the UCaaS segment were included in the Telecom Platform Services segment from the inception of each unit until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. IDT Telecom’s depreciation and amortization are allocated to Telecom Platform Services, UCaaS and Consumer Phone Services because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	UCaaS	Consumer Phone Services	All Other	Corporate	Total
Three Months Ended April 30, 2017
Revenues	$360,752	$7,408	$1,308	$567	$—	$370,035
Income (loss) from operations	5,785	(456)	237	(16)	(12,052)	(6,502)
Other operating expense (see Note 13)	(63)	—	—	—	(10,100)	(10,163)

Three Months Ended April 30, 2016
Revenues	$344,204	$6,195	$1,682	$3,073	$—	$355,154
Income (loss) from operations	6,850	(531)	351	1,804	(2,798)	5,676
Gain on sale of interest in Fabrix Systems Ltd.	—	—	—	1,086	—	1,086

Nine Months Ended April 30, 2017
Revenues	$1,079,302	$21,686	$4,193	$1,561	$—	$1,106,742
Income (loss) from operations	18,979	(1,094)	776	155	(17,004)	1,812
Other operating expense (see Note 13)	(63)	—	—	—	(11,188)	(11,251)

Nine Months Ended April 30, 2016
Revenues	$1,093,421	$19,358	$5,277	$10,130	$—	$1,128,186
Income (loss) from operations	23,756	(1,409)	979	4,079	(7,427)	19,978
Gain on sale of interest in Fabrix Systems Ltd.	—	—	—	1,086	—	1,086
Other operating expense	(326)	—	—	—	—	(326)

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

Purchase Commitments

The Company had purchase commitments of $3.1 million at April 30, 2017.

Letters of Credit

At April 30, 2017, the Company had letters of credit outstanding totaling $0.1 million for IDT Telecom’s business. The letters of credit outstanding at April 30, 2017 expire in the twelve-month period ending April 30, 2018.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. In addition, the Company has performance bonds related to legal matters. At April 30, 2017, the Company had aggregate performance bonds of $14.0 million outstanding.

Customer Deposits

At April 30, 2017 and July 31, 2016, “Customer deposits” in the Company’s consolidated balance sheets included refundable customer deposits of $91.7 million and $95.8 million, respectively, related to IDT Financial Services Ltd., the Company’s Gibraltar-based bank.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At April 30, 2017 and July 31, 2016, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $13.4 million and $16.0 million, respectively, held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents consist of the following:

	April 30, 2017	July 31, 2016
	(in thousands)
IDT Financial Services customer deposits	$92,955	$98,500
Related to letters of credit	99	122
Other	196	200
Total restricted cash and cash equivalents	$93,250	$98,822

Settlement and Mutual Release with Straight Path Communications Inc.

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

The Separation Agreement related to the spin-off of Straight Path provides for the Company and Straight Path to indemnify each other for certain liabilities. The Company and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On April 9, 2017, the Company and Straight Path entered into a binding term sheet providing for the settlement and mutual release of the potential indemnification and other claims asserted by each of the Company and Straight Path in connection with liabilities that may exist or arise. Pursuant to this term sheet, in exchange for the mutual release, the Company will pay Straight Path $16 million, Straight Path will transfer to the Company its ownership interest in Straight Path IP Group, Inc. (“SPIP”), a subsidiary of Straight Path that holds intellectual property primarily related to communications over computer networks, and Straight Path stockholders will receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights.

On April 10, 2017, the Company’s Board of Directors and its Corporate Governance Committee approved the transfer by the Company of the ownership interest in SPIP to an entity to be organized by Howard S. Jonas in exchange for $6.0 million, which is the price to be paid by the Company to Straight Path for the ownership interest in SPIP under the settlement arrangement with Straight Path. The new entity will assume the Company’s obligations to Straight Path and its stockholders with respect to the net proceeds, if any, related to the patents as described above.

In April 2017, the Company recorded a liability of $10.0 million related to the settlement and mutual release with Straight Path. In addition, in the three and nine months ended April 30, 2017, the Company incurred legal fees of $0.1 million and $1.2 million, respectively, related to the FCC inquiry and the settlement and mutual release, which is included in “Other operating expense” in the accompanying consolidated statements of operations.

Note 14—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016
	(in thousands)
Foreign currency transaction (losses) gains	$(409)	$571	$921	$(1,687)
Gain on sale of marketable securities	26	—	331	543
Gain (loss) on investments	113	(457)	408	(377)
Other	(137)	6	(95)	798
Total other (expense) income, net	$(407)	$120	$1,565	$(723)

Note 15—Income Taxes

In the nine months ended April 30, 2017, the Company determined that its valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection of net income in future periods. The Company recorded a benefit from income taxes of $16.6 million in the nine months ended April 30, 2017 from the full recognition of the Elmion Netherlands B.V. deferred tax assets.

Note 16—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. The Company is required to adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company is evaluating the impact that the standard will have on its consolidated financial statements, and has not yet selected an adoption date or a transition method. The Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The Company will adopt the new standard on August 1, 2017. The Company does not expect the adoption of the new standard to have a significant impact on its consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. The Company will adopt the amendments in this ASU on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard for its goodwill impairment test to be performed in fiscal 2017.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.8% and 99.1% of our total revenues in the nine months ended April 30, 2017 and 2016, respectively.

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

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off our non-core business and assets to our stockholders, one of which was Zedge. We expect to spin-off our real estate assets together with our interests in Rafael Pharmaceuticals, Inc. (see below) and certain other investments, as well as an amount of cash to be determined, in calendar 2017. The remaining components of the reorganization are subject to change in response to changed circumstance or intervening events, as well as both internal and third party contingencies, and must receive final approval from our Board of Directors.

Investment in Rafael Pharmaceuticals, Inc.

Rafael Pharmaceuticals, Inc. (formerly Cornerstone Pharmaceuticals, Inc.), or Rafael, is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells. Our controlled 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, holds Rafael’s convertible promissory note with a principal amount of $10 million (the Series D Note).

On March 2, 2017, we sold 10% of our direct and indirect interests and rights in Rafael to Howard S. Jonas, our Chairman of the Board, and Chairman of the Board of Rafael, for a purchase price of $1 million. Howard Jonas and Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael, and The Howard S. and Deborah Jonas Foundation own an additional $525,000 of Series C Convertible Notes of Rafael.

The Rafael Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Rafael’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Rafael common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price.

We and CS Pharma were issued warrants to purchase shares of capital stock of Rafael representing in the aggregate up to 56% of the then issued and outstanding capital stock of Rafael, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael, or such lesser amount as represents 5% of the outstanding capital stock of Rafael, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

In addition to interests issued to us, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 50% interest in CS Pharma and we are the managing member. It is expected that CS Pharma will use its cash to invest in Rafael.

Rafael is a variable interest entity, however, we have determined that we are not the primary beneficiary as we do not have the power to direct the activities of Rafael that most significantly impact Rafael’s economic performance.

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

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. We are required to adopt this standard on August 1, 2018. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We are evaluating the impact that the standard will have on our consolidated financial statements, and have not yet selected an adoption date or a transition method. We cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued an ASU to improve the accounting for employee share-based payments. The new standard simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. We will adopt the new standard on August 1, 2017. We do not expect the adoption of the new standard to have a significant impact on our consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In January 2017, the FASB issued an ASU that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. Early adoption of this standard is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this standard for our goodwill impairment test to be performed in fiscal 2017.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We are evaluating the impact that the new standard will have on our consolidated financial statements.

Results of Operations

Three and Nine Months Ended April 30, 2017 Compared to Three and Nine Months Ended April 30, 2016

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services, UCaaS and Consumer Phone Services Segments

Telecom Platform Services, which represented 97.5% and 96.9% of our total revenues in the nine months ended April 30, 2017 and 2016, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

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

As described below, the decrease in Retail Communications’ minutes of use and revenues in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 reflects the collapse of rates industry wide in the U.S. to Mexico corridor plus longer term secular trends impacting the telecom industry. These include increased competition from wireless network operators, mobile virtual network operators and alternative communications solutions such as over-the-top voice and messaging services. In anticipation of these developments, in recent years, we have increased investment in long term growth initiatives that mitigate the impact from those trends. We have also been reducing our selling, general and administrative expenses and streamlining operations.

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. The UCaaS segment is comprised of offerings from our net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP Trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. The operations that comprise the UCaaS segment were included in the Telecom Platform Services segment from the inception of each unit until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues
Telecom Platform Services	$360.8	$344.2	$16.6	4.8%	$1,079.3	$1,093.4	$(14.1)	(1.3)%
UCaaS	7.4	6.2	1.2	19.6	21.7	19.4	2.3	12.0
Consumer Phone Services	1.3	1.7	(0.4)	(22.3)	4.2	5.3	(1.1)	(20.5)
Total revenues	$369.5	$352.1	$17.4	4.9%	$1,105.2	$1,118.1	$(12.9)	(1.2)%

Revenues. IDT Telecom revenues increased in the three months ended April 30, 2017 compared to the similar period in fiscal 2016 due to increases in both Telecom Platform Services’ and UCaaS’ revenues. IDT Telecom revenues decreased in the nine months ended April 30, 2017 compared to the similar period in fiscal 2016 due to decreases in both Telecom Platform Services’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2017 and 2016 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$/#	%	2017	2016	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$148.6	$163.1	$(14.5)	(8.9)%	$458.8	$501.3	$(42.5)	(8.5)%
Wholesale Carrier Services	152.1	126.1	26.0	20.6	441.2	428.3	12.9	3.0
Payment Services	60.1	55.0	5.1	9.2	179.3	163.8	15.5	9.4
Total Telecom Platform Services revenues	$360.8	$344.2	$16.6	4.8%	$1,079.3	$1,093.4	$(14.1)	(1.3)%
Minutes of use
Retail Communications	1,582	1,988	(406)	(20.4)%	5,118	6,097	(979)	(16.1)%
Wholesale Carrier Services	5,399	4,786	613	12.8	14,804	14,457	347	2.4
Total minutes of use	6,981	6,774	207	3.1%	19,922	20,554	(632)	(3.1)%
Average revenue per minute
Retail Communications	$0.0939	$0.0820	$0.0119	14.5%	$0.0897	$0.0822	$0.0075	9.0%
Wholesale Carrier Services	0.0282	0.0264	0.0018	6.9	0.0298	0.0296	0.0002	0.6

Retail Communications’ revenue decreased 8.9% and 8.5% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 6.4% and 5.7% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016, due primarily to the continuing decline in minutes of use and revenue from calls made in the U.S. and terminating in Mexico. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate because many of our competitors, including some of the large U.S. mobile operators, were offering unlimited Mexico calling as part of their monthly pricing plans. In addition, the decrease in Retail Communications’ revenue in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 was due to continuing revenue declines in Europe, South America and Asia, and continuing revenue declines from traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 20.4% and 16.1% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 because of decreases in Boss Revolution and traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe, South America and Asia in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016. In March 2017, we launched the updated Boss Revolution calling app that includes free app-to-app calling and messaging. The Boss Revolution calling app also integrates seamlessly with the new Boss Revolution Money app, which features international money transfers, mobile airtime top-up and electronic gift cards. The updated calling app, which is available in several languages in the iTunes and Google Play stores, is expected to increase Boss Revolution’s market penetration and enhance the brand. Retail Communications’ revenue comprised 42.5% and 45.8% of Telecom Platform Services’ revenue in the nine months ended April 30, 2017 and 2016, respectively.

Wholesale Carrier Services’ revenue increased 20.6% and 3.0% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 due to an increase in carrier revenues, primarily from growth in traffic carried to higher revenue per minute destinations in Africa and the Middle East. Wholesale Carrier Services minutes of use increased 12.8% and 2.4% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 due to increases in carrier minutes of use and minutes of use from our web-based, prepaid termination services portal. Wholesale Carrier Services’ revenue comprised 40.9% and 39.2% of Telecom Platform Services’ revenue in the nine months ended April 30, 2017 and 2016, respectively.

Payment Services’ revenue increased 9.2% and 9.4% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 primarily due to increases in revenue from our international airtime top-up service, our international money transfer service, and our National Retail Solutions point-of-sale terminal business. We have money transmitter licenses in 47 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. Future growth in Payment Services is expected from geographic expansion of our international money transfer service from the current 10 states to additional states including California and New York, the recent launch of the new Boss Revolution Money app that features international money transfers, mobile airtime top-up and electronic gift cards, and from expansion of National Retail Solutions. Payment Services’ revenue comprised 16.6% and 15.0% of Telecom Platform Services’ revenue in the nine months ended April 30, 2017 and 2016, respectively.

UCaaS’ revenue increased 19.6% and 12.0% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 due to increases in hosted PBX, cable telephony and SIP Trunking revenues. We successfully leveraged our global infrastructure to launch our hosted PBX offerings in Brazil and Argentina in January 2017 and May 2017, respectively.

Consumer Phone Services’ revenues declined 22.3% and 20.5% in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Direct cost of revenues
Telecom Platform Services	$311.2	$289.2	$22.0	7.6%	$927.6	$924.3	$3.3	0.4%
UCaaS	2.9	3.0	(0.1)	(2.5)	9.1	9.9	(0.8)	(7.8)
Consumer Phone Services	0.6	0.7	(0.1)	(13.8)	1.9	2.3	(0.4)	(18.4)
Total direct cost of revenues	$314.7	$292.9	$21.8	7.4%	$938.6	$936.5	$2.1	0.2%

	Three months ended April 30,			Nine months ended April 30,
	2017	2016	Change	2017	2016	Change
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	86.3%	84.0%	2.3%	85.9%	84.5%	1.4%
UCaaS	39.7	48.7	(9.0)	42.2	51.3	(9.1)
Consumer Phone Services	47.0	42.3	4.7	45.9	44.7	1.2
Total	85.2%	83.2%	2.0%	84.9%	83.8%	1.1%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in the three months ended April 30, 2017 compared to the similar period in fiscal 2016 mainly due to an increase in Wholesale Carrier Services’ direct cost of revenues in the three months ended April 30, 2017 compared to the similar period in fiscal 2016, partially offset by a decrease in Retail Communications’ direct cost of revenues in the three months ended April 30, 2017 compared to the similar period in fiscal 2016. Direct cost of revenues in Telecom Platform Services slightly increased in the nine months ended April 30, 2017 compared to the similar period in fiscal 2016 due to increases in Wholesale Carrier Services’ and Payment Services’ direct cost of revenues in the nine months ended April 30, 2017 compared to the similar period in fiscal 2016, mostly offset by a decrease in Retail Communications’ direct cost of revenues in the nine months ended April 30, 2017 compared to the similar period in fiscal 2016. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 230 and 140 basis points in the three and nine months ended April 30, 2017, respectively, compared to the similar periods in fiscal 2016 primarily because the increases in Wholesale Carrier Services’ and Payment Services’ direct cost of revenues exceeded the increases in their revenues.

Direct cost of revenues in UCaaS decreased in the three months ended April 30, 2017 compared to the similar period in fiscal 2016 because of a decrease in the direct cost of revenues in cable telephony service, partially offset by an increase in hosted PBX direct cost of revenues. Direct cost of revenues in UCaaS decreased in the nine months ended April 30, 2017 compared to the similar period in fiscal 2016 because of decreases in the direct cost of revenues in cable telephony service and SIP Trunking, partially offset by an increase in hosted PBX direct cost of revenues.

Direct cost of revenues in our Consumer Phone Services segment decreased the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 primarily as a result of the declining customer base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Selling, general and administrative expenses
Telecom Platform Services	$39.8	$43.7	$(3.9)	(9.1)%	$120.6	$132.9	$(12.3)	(9.3)%
UCaaS	3.9	3.0	0.9	30.0	10.9	8.8	2.1	25.1
Consumer Phone Services	0.4	0.6	(0.2)	(26.4)	1.5	1.9	(0.4)	(23.1)
Total selling, general and administrative expenses	$44.1	$47.3	$(3.2)	(6.9)%	$133.0	$143.6	$(10.6)	(7.4)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 primarily due to a decrease in employee compensation. The decrease in employee compensation was the result of the headcount reductions in fiscal 2016 that were partially offset by annual payroll increases. In addition, selling, general and administrative expenses in our Telecom Platform Services segment decreased in the nine months ended April 30, 2017 compared to the similar period in fiscal 2016 due to a decrease in legal fees. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expenses decreased to 11.0% from 12.7% in the three months ended April 30, 2017 and 2016, respectively, and decreased to 11.2% from 12.2% in the nine months ended April 30, 2017 and 2016, respectively.

Selling, general and administrative expenses in our UCaaS segment increased in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 due to an increase in employee compensation in sales and information technology employees. In fiscal 2017, we expect employee compensation in our UCaaS segment to increase in order to grow UCaaS’ revenues.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Depreciation and amortization
Telecom Platform Services	$4.0	$4.2	$(0.2)	(4.9)%	$12.1	$11.9	$0.2	1.8%
UCaaS	1.1	0.7	0.4	43.6	2.7	2.1	0.6	28.3
Consumer Phone Services	—	—	—	—	—	—	—	—
Total depreciation and amortization	$5.1	$4.9	$0.2	2.3%	$14.8	$14.0	$0.8	5.7%

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Severance expense
Telecom Platform Services	$—	$0.2	$(0.2)	(100.0)%	$—	$0.2	$(0.2)	(100.0)%
UCaaS	—	—	—	—	—	—	—	—
Consumer Phone Services	—	—	—	—	—	—	—	—
Total severance expense	$—	$0.2	$(0.2)	(100.0)%	$—	$0.2	$(0.2)	(100.0)%

Severance expense. Severance expense in the three and nine months ended April 30, 2016 was due to a downsizing of Retail Communications in Europe.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Other operating expense
Telecom Platform Services	$0.1	$—	$0.1	nm	$0.1	$0.3	$(0.2)	(80.7)%
UCaaS	—	—	—	—	—	—	—	—
Consumer Phone Services	—	—	—	—	—	—	—	—
Total other operating expense	$0.1	$—	$0.1	nm	$0.1	$0.3	$(0.2)	(80.7)%

nm—not meaningful

Other Operating Expense. In the three and nine months ended April 30, 2017, other operating expense included a reduction to the fiscal 2016 gain on sale of member interest in Visa Europe Ltd. Other operating expense in the nine months ended April 30, 2016 was a loss on disposal of property, plant and equipment from the write-off of capitalized costs of certain projects that were terminated prior to completion.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Income (loss) from operations
Telecom Platform Services	$5.8	$6.8	$(1.0)	(15.6)%	$19.0	$23.7	$(4.7)	(20.1)%
UCaaS	(0.4)	(0.5)	0.1	14.2	(1.1)	(1.4)	0.3	22.3
Consumer Phone Services	0.2	0.4	(0.2)	(32.2)	0.8	1.0	(0.2)	(20.7)
Total income from operations	$5.6	$6.7	$(1.1)	(16.5)%	$18.7	$23.3	$(4.6)	(20.0)%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. On June 1, 2016, we completed the Zedge Spin-Off. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and, accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues	$0.6	$3.1	$(2.5)	(81.5)%	$1.6	$10.1	$(8.5)	(84.6)%
Direct cost of revenues	—	(0.3)	0.3	100.0	—	(0.9)	0.9	100.0
Selling, general and administrative	(0.2)	(1.5)	1.3	88.5	(0.2)	(4.7)	4.5	96.8
Depreciation	(0.4)	(0.6)	0.2	27.4	(1.2)	(1.5)	0.3	17.6
Gain on sale of interest in Fabrix Systems Ltd.	—	1.1	(1.1)	(100.0)	—	1.1	(1.1)	(100.0)
Income from operations	$—	$1.8	$(1.8)	(100.9)%	$0.2	$4.1	$(3.9)	(96.2)%

Following are the results of operations of Zedge, which were included in All Other until the Zedge Spin-Off on June 1, 2016:

Zedge	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
Revenues	$—	$2.6	$(2.6)	(100.0)%	$—	$8.7	$(8.7)	(100.0)%
Direct cost of revenues	—	0.3	(0.3)	(100.0)	—	0.9	(0.9)	(100.0)
Selling, general and administrative	—	1.9	(1.9)	(100.0)	—	5.2	(5.2)	(100.0)
Depreciation	—	0.2	(0.2)	(100.0)	—	0.3	(0.3)	(100.0)
Income from operations	$—	$0.2	$(0.2)	(100.0)%	$—	$2.3	$(2.3)	(100.0)%

Revenues. In April 2016, we entered into two leases for space in our headquarters building at 520 Broad Street, Newark, New Jersey. The first lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017.

Gain on Sale of Interest in Fabrix Systems Ltd. On October 8, 2014, we completed the sale of our interest in Fabrix to Telefonaktiebolget LM Ericsson (publ), or Ericsson. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. We and the other shareholders placed $13.0 million of the proceeds in escrow for the resolution of post-closing claims, of which $6.5 million was released in October 2015 and $6.5 million was released in April 2016. In the three and nine months ended April 30, 2016, we recorded gain on the sale of our interest in Fabrix of $1.1 million, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
General and administrative expenses	$2.0	$2.8	$(0.8)	(30.2)%	$5.8	$7.4	$(1.6)	(21.7)%
Other operating expense	10.1	—	10.1	nm	11.2	—	11.2	nm
Loss from operations	$12.1	$2.8	$9.3	330.7%	$17.0	$7.4	$9.6	129.0%

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

General and Administrative. The decrease in Corporate general and administrative expenses in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 was primarily due to decreases in employee compensation and legal fees. As a percentage of our total consolidated revenues, Corporate general and administrative expenses were 0.5% and 0.8% in the three months ended April 30, 2017 and 2016, respectively, and 0.5% and 0.7% in the nine months ended April 30, 2017 and 2016, respectively.

Other Operating Expense. The Separation Agreement related to the spin-off of our former subsidiary, Straight Path Communications Inc., or Straight Path, provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described below and related matters. On April 9, 2017, we entered into a binding term sheet with Straight Path providing for the settlement and mutual release of potential indemnification and other claims asserted by each of us and Straight Path in connection with liabilities that may exist or arise. In April 2017, in connection with this term sheet, we recorded a liability of $10.0 million for the settlement and mutual release relating to the subject matter of an investigation by the Federal Communications Commission, or FCC. In addition, in the three and nine months ended April 30, 2017, we incurred legal fees of $0.1 million and $1.2 million, respectively, related to the FCC investigation of potential license violations by Straight Path Spectrum LLC (formerly a subsidiary of ours) and the settlement and mutual release.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.7 million in both the three months ended April 30, 2017 and 2016, and $2.8 million and $2.3 million in the nine months ended April 30, 2017 and 2016, respectively. At April 30, 2017, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $3.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2017	2016	$	%	2017	2016	$	%
	(in millions)
(Loss) income from operations	$(6.5)	$5.7	$(12.2)	(214.6)%	$1.8	$20.0	$(18.2)	(90.9)%
Interest income, net	0.3	0.2	0.1	20.9	0.9	0.9	—	(3.3)
Other (expense) income, net	(0.4)	0.1	(0.5)	(439.2)	1.6	(0.7)	2.3	316.5
Benefit from (provision for) income taxes	2.1	(1.3)	3.4	261.5	14.8	(6.3)	21.1	337.1
Net (loss) income	(4.5)	4.7	(9.2)	(194.7)	19.1	13.9	5.2	37.0
Net income attributable to noncontrolling interests	(0.3)	(0.5)	0.2	30.4	(1.1)	(1.4)	0.3	25.2
Net (loss) income attributable to IDT Corporation	$(4.8)	$4.2	$(9.0)	(212.7)%	$18.0	$12.5	$5.5	44.2%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2017	2016	2017	2016
	(in millions)
Foreign currency transaction (losses) gains	$(0.4)	$0.6	$0.9	$(1.7)
Gain on sale of marketable securities	—	—	0.3	0.5
Gain (loss) on investments	0.1	(0.5)	0.4	(0.4)
Other	(0.1)	—	—	0.9
Total other (expense) income, net	$(0.4)	$0.1	$1.6	$(0.7)

Benefit from (Provision for) Income Taxes. In the nine months ended April 30, 2017, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., or Elmion, a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $16.6 million in the nine months ended April 30, 2017 from the full recognition of the Elmion deferred tax assets. The decrease in income tax expense in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016, excluding the benefit from income taxes described above, was generally due to a decrease in income before income taxes in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016 was partially due to the noncontrolling interests in the net income of Zedge, which was included in our results of operations until the Zedge Spin-Off on June 1, 2016. The change in the net income attributable to our other noncontrolling interests in certain IDT Telecom subsidiaries was due to a decrease in the net income of these subsidiaries in the three and nine months ended April 30, 2017 compared to the similar periods in fiscal 2016.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of April 30, 2017 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2018.

At April 30, 2017, we had cash, cash equivalents and marketable securities of $132.3 million and a deficit in working capital (current liabilities in excess of current assets) of $5.6 million. At April 30, 2017, we also had $8.5 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services and IDT Financial Services Ltd. as substantially restricted and unavailable for other purposes. At April 30, 2017, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $13.4 million held by IDT Payment Services and IDT Financial Services Ltd. that was unavailable for other purposes.

At April 30, 2017, we had restricted cash and cash equivalents of $93.3 million, which was included in “Restricted cash and cash equivalents” in our consolidated balance sheet. Our restricted cash and cash equivalents primarily include customer deposits related to IDT Financial Services Ltd. and restricted balances pursuant to banking regulatory and other requirements.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. Upon distribution, if any, of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

	Nine months ended April 30,
	2017	2016
	(in millions)
Cash flows provided by (used in):
Operating activities	$0.5	$35.8
Investing activities	(35.3)	(16.0)
Financing activities	(3.0)	(25.7)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.3)
Decrease in cash and cash equivalents	$(38.1)	$(9.2)

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

The Separation Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On April 9, 2017, we entered into a binding term sheet with Straight Path providing for the settlement and mutual release of the potential indemnification and other claims asserted by each of us and Straight Path in connection with liabilities that may exist or arise. Pursuant to this term sheet, in exchange for the mutual release, we will pay Straight Path $16 million, Straight Path will transfer to us its ownership interest in Straight Path IP Group, Inc., or SPIP, a subsidiary of Straight Path that holds intellectual property primarily related to communications over computer networks, and Straight Path stockholders will receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights.

On April 10, 2017, our Board of Directors and its Corporate Governance Committee approved the transfer by us of the ownership interest in SPIP to an entity to be organized by Howard S. Jonas in exchange for $6.0 million, which is the price to be paid by us to Straight Path for the ownership interest in SPIP under the settlement arrangement with Straight Path. The new entity will assume our obligations to Straight Path and its stockholders with respect to the net proceeds, if any, related to the patents as described above.

In August 2016, we and the New Jersey Economic Development Authority entered into an incentive agreement pursuant to which we may receive corporation business tax credits in exchange for investment in a qualified business facility and employment of the required number of full-time employees. The corporation business tax credits to be received are a maximum of $24.3 million. Our tax certificate documents are currently being reviewed by Economic Development Authority. The tax credits are based on an estimated capital investment of $5.3 million in addition to retaining, as well as creating, a number of full-time jobs. We may claim a tax credit each tax year for ten years beginning when the Economic Development Authority accepts our project completion certification. The tax credit can be applied to 100% of our New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, we may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

Investing Activities

Our capital expenditures were $17.1 million and $14.0 million in the nine months ended April 30, 2017 and 2016, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending April 30, 2018 will be between $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 8, 2014, we completed the sale of our interest in Fabrix Systems Ltd. to Telefonaktiebolget LM Ericsson (publ). Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. In the nine months ended April 30, 2016, we received $4.8 million from the sale.

On December 23, 2016, we acquired all of the outstanding shares of Live Ninja, a business communications company that provides chat and messaging capabilities for small and medium-sized businesses with the ability to transfer a conversation from one channel of communications (for example, the web) to another (such as a mobile phone). The Live Ninja team has been tasked with helping expand the development of our PicuP service. We paid $2.0 million at closing, and expect to pay an additional $2.3 million through December 2018 for fixed and contingent payment obligations. In the nine months ended April 30, 2017, the cash paid for the acquisition, net of cash acquired was $1.8 million.

In the nine months ended April 30, 2017 and 2016, we used cash of $8.5 million and $1.9 million, respectively, for additional investments. In September 2016, Rafael issued to our 50%-owned subsidiary, CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of a $2 million principal amount convertible promissory notes that was issued in connection with a prior funding. In addition, in the nine months ended April 30, 2017, we used cash of $0.5 million for an investment in an unrelated pharmaceuticals company. At April 30, 2017, our aggregate investment in this company was $0.6 million. In May 2017, we invested an additional $0.9 million in this company, which increased our aggregate ownership to 29.79% of the issued share capital of the company on a fully diluted basis. We have the option to invest an additional $0.9 million in this company, which would increase our aggregate ownership to 50.57% of the issued share capital on a fully diluted basis. The option expires on the earlier of (1) a merger or acquisition transaction, (2) an initial public offering, or (3) November 30, 2017.

We received nil and $0.6 million in the nine months ended April 30, 2017 and 2016, respectively, from the sale and redemption of certain of our investments.

Purchases of marketable securities were $38.7 million and $29.8 million in the nine months ended April 30, 2017 and 2016, respectively. Proceeds from maturities and sales of marketable securities were $30.8 million and $24.2 million in the nine months ended April 30, 2017 and 2016, respectively.

Financing Activities

In the nine months ended April 30, 2017, we paid aggregate cash dividends of $0.57 per share on our Class A common stock and Class B common stock, or $13.2 million in total. In the nine months ended April 30, 2016, we paid aggregate cash dividends of $0.56 per share on our Class A common stock and Class B common stock, or $13.0 million in total. In June 2017, our Board of Directors declared a dividend of $0.19 per share for the third quarter of fiscal 2017 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about June 30, 2017 to stockholders of record as of the close of business on June 19, 2017.

We distributed cash of $1.1 million and $1.5 million in the nine months ended April 30, 2017 and 2016, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

In April 2017, we sold 728,332 treasury shares of our Class B common stock to Howard S. Jonas for aggregate consideration of $10.0 million. The price per share of $13.73 was equal to the closing price of our Class B common stock on April 10, 2017.

On March 2, 2017, we sold 10% of our direct and indirect interest and rights in Rafael to Howard S. Jonas for a purchase price of $1 million.

In connection with our investment in Rafael, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 50% interest in CS Pharma and we are the managing member. At July 31, 2016, CS Pharma had received $8.8 million, which was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. In the nine months ended April 30, 2017, CS Pharma received an additional $1.2 million from the sale of its member interests. We expect CS Pharma will use its cash to invest in Rafael.

We received proceeds from the exercise of our stock options of $0.8 million and nil in the nine months ended April 30, 2017 and 2016, respectively. In the nine months ended April 30, 2017, we issued 73,471 shares of our Class B common stock for the stock option exercise.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

In the nine months ended April 30, 2017 and 2016, we paid $1.8 million and $0.1 million, respectively, to repurchase 94,338 and 11,250 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2017. At April 30, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program. In the nine months ended April 30, 2016, we repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million under our prior stock repurchase program that was in effect until January 22, 2016.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2018. At April 30, 2017, there were no amounts outstanding under the facility. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At April 30, 2017, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $96.3 million.

Changes in Trade Accounts Receivable and Allowance for Doubtful Accounts

Gross trade accounts receivable increased to $71.6 million at April 30, 2017 from $54.1 million at July 31, 2016 due to a $17.5 million increase in IDT Telecom’s gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to amounts billed in in the nine months ended April 30, 2017 in excess of collections during the period.

The allowance for doubtful accounts as a percentage of gross trade accounts receivable was 6.2% at April 30, 2017 and 8.9% at July 31, 2016 as a result of a 32.3% increase in the gross trade accounts receivable balance and a 7.8% decrease in the allowance balance.

Other Sources and Uses of Resources

On May 2, 2017, our Board of Directors and its Corporate Governance Committee approved the sale by us of 1.0 million shares of our Class B common stock to Howard S. Jonas for aggregate consideration of $14.93 million. The price per share of $14.93 was equal to the closing price of the Class B common stock on May 1, 2017. On June 9, 2017, the cash was received and the shares were issued.

Our controlled 50%-owned subsidiary, CS Pharma, holds a $10 million principal amount, 3.5% convertible promissory note due September 16, 2018 issued by Rafael, and we and CS Pharma were issued warrants to purchase Rafael shares. Rafael is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells. We expect to fund additional cash investments in Rafael in fiscal 2017, which may include the exercise of the warrants to purchase Rafael shares.

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

Contractual Obligations and Other Commercial Commitments

The following tables quantify our future contractual obligations and commercial commitments at April 30, 2017:

Contractual Obligations

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$6.7	$2.6	$2.0	$0.7	$1.4
Revolving credit unused commitment fee	0.1	0.1	—	—	—
Purchase commitments	3.1	3.1	—	—	—
Other liabilities (1)	16.0	16.0	—	—	—
Total contractual obligations	$25.9	$21.8	$2.0	$0.7	$1.4

(1)	On April 9, 2017, we entered into a binding term sheet with Straight Path providing for the settlement and mutual release of the potential indemnification and other claims asserted by each of us and Straight Path in connection with liabilities that may exist or arise. Pursuant to this term sheet, in exchange for the mutual release, we will pay Straight Path $16 million, Straight Path will transfer to us its ownership interest in SPIP, a subsidiary of Straight Path that holds intellectual property primarily related to communications over computer networks, and Straight Path stockholders will receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights.

Other Commercial Commitments

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Standby letters of credit (1)	$0.1	$0.1	$—	$—	$—

(1)	The above table does not include an aggregate of $14.0 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. In addition, we have performance bonds related to legal matters. At April 30, 2017, we had aggregate performance bonds of $14.0 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 31% and 30% of our consolidated revenues for the nine months ended April 30, 2017 and 2016, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At April 30, 2017, the carrying value of our marketable securities and investments in hedge funds was $60.8 million and $8.5 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend, to a great extent, on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that the investment managers of our funds will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 11, 2017, we sold 728,332 unregistered shares of our Class B common stock to Howard S. Jonas, our Chairman of the Board and controlling stockholder, for aggregate consideration of $10.0 million. The price per share of $13.73 was equal to the closing price of our Class B common stock on April 10, 2017. On June 9, 2017, we sold 1,000,000 unregistered shares of our Class B common stock to Howard S. Jonas for aggregate consideration of $14.93 million. The price per share of $14.93 was equal to the closing price of our Class B common stock on May 1, 2017, the day prior to the approval of the sale by our Board of Directors and Corporate Governance Committee. We sold these shares in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2017:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2017	—	$—	—	8,000,000
March 1-31, 2017	—	$—	—	8,000,000
April 1–30, 2017	—	$—	—	8,000,000
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*       Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2017	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 9, 2017	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

