Form 10-K
period 2017-07-31
IDT CORP
filed 2017-10-16
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $19.20 per share, as reported on the New York Stock Exchange, was approximately $390.7 million.

As of October 9, 2017, the registrant had outstanding 23,267,081 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,298,467 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 14, 2017, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2017 refers to the fiscal year ended July 31, 2017).

Item 1. Business.

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses, with IDT Telecom’s revenues representing 99.8% of our total revenues in fiscal 2017. IDT Telecom’s primary businesses market and distribute multiple communications and payment services across four verticals comprising multiple, related offerings:

■	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
■	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;
■	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer; and
■	Unified Communications as a Service, including a cable telephony service that enables cable companies to offer their residential customers voice calling over cable networks, and hosted PBX and SIP trunking services for business customers offered by our net2phone division.

Our Retail Communications vertical provides prepaid international long distance calling services primarily to foreign-born and underbanked consumers in the United States, with smaller retail operations serving customers in Europe, Asia, South America and Canada. Retail Communications offerings include our flagship ‘Boss Revolution’ branded PIN-less international long distance prepaid calling offerings as well as traditional, disposable hard cards sold under a variety of brands. In the United States, the majority of our customers purchase Retail Communications offerings through one of our more than 35,000 Boss Revolution authorized resellers. These resellers are typically small, independent retailers serving foreign-born communities. Boss Revolution customers can also purchase calling services directly through our IVR (Interactive Voice Response) system, website (www.bossrevolution.com), or mobile calling app available free on both the iTunes App Store and Google Play.

Our Wholesale Carrier Services business terminates international long-distance calls for our retail customers and for other telecommunications companies, service providers, and resellers around the world. Our wholesale telecommunications network is comprised of interconnections that link virtually every country and significant carrier in the world.

Our Payment Services vertical includes international mobile top-up (IMTU) offerings sold through our retail network or directly from the Boss Revolution online/mobile platform and Boss Revolution Money app, our Boss Revolution international money transfer service and our National Retail Solutions business. IMTU is sold under the Boss Revolution brand as well as through mobile operator top-up cards sold by Boss Revolution resellers. Our Boss Revolution international money transfer business includes remittances from the United States to over 30 countries. It is offered through certain Boss Revolution resellers as well as the Boss Revolution online/mobile platform and Boss Revolution Money app.

Our National Retail Solutions, or NRS, business is also part of our Payment Services vertical and provides point of sale (POS) terminals and services linked to those terminals - including consumer rewards programs, credit card processing and coupon program participation - to independent retailers in the United States.

Our Unified Communications as a Service vertical includes voice over Internet protocol (VoIP) based cloud offerings under the net2phone brand including Session Initiation Protocol, or SIP, trunking and hosted private branch exchange, or PBX, services offered to enterprise customers exclusively through value-added resellers (VARs), service providers, telecom agents and managed service providers, as well as residential telephony and hosted PBX services provisioned to cable television providers.

In addition, IDT Telecom operates a business that provides bundled local/long distance residential phone service in 11 states under the brand name IDT America.

Outside of our core telecommunications business, we also hold commercial real estate including our headquarters building and associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey, and a portion of a building in Jerusalem, Israel that hosts offices for us and our affiliates. Additionally, we own interests in clinical and early stage pharmaceutical companies Rafael Pharmaceuticals, Inc. (formerly Cornerstone Pharmaceuticals, Inc.) and Lipomedix Pharmaceuticals Ltd.

Financial information by segment is presented in Note 24 in the Notes to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters are located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (973) 438-1000 and our corporate web site’s home page is www.idt.net.

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our web site (http://ir.idt.net/) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our web site also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

1990 – Howard Jonas, our founder, launched International Discount Telephone to provide international call re-originations services.

1995 – We began selling wholesale carrier services to other long-distance carriers by leveraging our access to favorable international telephone rates generated by our retail calling traffic.

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

2008 – We enter the oil and gas exploration business and are granted a license to explore for oil shale in Israel.

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

– We launch National Retail Solutions to provide Point-of-Sale (POS)-based services to independent retailers in the United States.

– We make a strategic investment in Cornerstone Pharmaceuticals, subsequently renamed Rafael Pharmaceuticals, a privately held, clinical-stage, metabolic oncology therapeutics company focused on treating some of the most challenging cancers including pancreatic, acute myeloid leukemia (AML), and T-cell lymphoma.

2017 – We entered into an agreement to sell our Gibraltar-based bank and e-money issuer, IDT Financial Services, which provides prepaid card solutions across the European Economic Area, for approximately $18 million.

RECENT STRATEGIC DEVELOPMENTS

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off two non-core business units and certain assets, one of which was Zedge, to our stockholders, which we completed on June 1, 2016. Throughout fiscal 2017, we prepared to spin off additional non-core assets including our interests in two clinical and early stage pharmaceutical companies - Rafael Pharmaceuticals and Lipomedix Pharmaceuticals Ltd. - and our real estate holdings to our shareholders as Rafael Holdings, Inc. In addition, we intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

DIVIDENDS AND DISTRIBUTIONS

We have made quarterly distributions to the holders of our Class A and Class B common stock since fiscal 2011. In fiscal 2017, we paid aggregate cash dividends of $0.76 per share on our Class A common stock and Class B common stock, or $17.9 million in total as detailed below. In fiscal 2016, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.4 million in total.

■	On October 20, 2016, we paid an ordinary cash dividend of $0.19 per share for the fourth quarter of fiscal 2016;
■	On December 23, 2016, we paid an ordinary cash dividend of $0.19 per share for the first quarter of fiscal 2017;
■	On March 24, 2017, we paid an ordinary cash dividend of $0.19 per share for the second quarter of fiscal 2017; and
■	On June 30, 2017, we paid an ordinary cash dividend of $0.19 per share for the third quarter of fiscal 2017.

On September 28, 2017, we declared a dividend of $0.19 per share for the fourth quarter of fiscal 2017 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about October 20, 2017 to stockholders of record as of the close of business on October 16, 2017.

We expect to continue making distributions commensurate with our cash generation and financial resources, business outlook and growth strategy, as they may be impacted by significant current or anticipated developments.

OUR STRATEGY

History and Background

Since our founding, we have focused on value creation by leveraging potentially disruptive telecommunications, payment and other technologies to challenge entrenched business models. Outside of our core businesses, we sought to select and incubate promising early stage businesses and, in some cases, have sold those businesses or spun them off to our stockholders.

In 2007 and 2008, in response to a long-term, industry-wide decline in the sale of prepaid, disposable calling cards, which was our dominant offering at the time, we initiated a fundamental restructuring of our businesses. We right-sized corporate overhead, reduced network costs at IDT Telecom, streamlined our operations, and refocused on the growth and profitability of our core telecommunications businesses. We subsequently spun off certain non-core businesses and assets to our stockholders, including CTM Media (2009), Genie Energy (2011), Straight Path Communications (2013), and Zedge (2016). In October 2014, we completed the sale of our interest in Fabrix, a network storage and processing technology business, to Ericsson for $69 million in cash as part of Ericsson’s purchase of Fabrix for $95 million.

In 2017, we entered into an agreement to sell our IDT Financial Services Holdings Limited subsidiary, a Gibraltar-based bank and e-money issuer across the European Economic Union, to JAR Fintech Limited, for approximately $18 million, which we expect to close in calendar 2017.

Within IDT Telecom, we reduced the cost of our infrastructure while leveraging our VoIP expertise and large retail network to develop new products and services. We also sharpened our retail focus to provide high-quality, cost-effective communications and payment services primarily to foreign-born consumers. This is a historically underserved market that includes significant numbers of unbanked and under-banked consumers.

As part of our effort to meet the changing demands of our target demographic, in 2008 we launched Boss Revolution PIN-less, a pay-as-you-go international long-distance voice service. The service grew rapidly and eventually overtook sales of our traditional, disposable prepaid calling cards. We believe that Boss Revolution PIN-less has become the nation’s leading pay-as-you-go international calling service. We subsequently developed and introduced complementary payment services over the Boss Revolution platform, including international and domestic airtime top-up, gift cards, domestic bill payment and an international money transfer service. These additions represent significant milestones toward our goal of offering a comprehensive suite of voice and payment products under a single, global brand and platform targeted to under-banked, foreign-born consumers.

To simplify the Boss Revolution PIN-less calling experience and extend its reach, we introduced our Boss Revolution Calling mobile app in 2013. The app is free to the consumer and is distributed through both the iTunes and Google Play app stores. In 2017, we introduced a Boss Revolution retailer portal that can be accessed via the web browser on a mobile device to enable any qualified individual in the United States with an Android or iOS smartphone to become a Boss Revolution retailer and to manage their Boss Revolution account virtually anywhere, anytime. In 2017, we introduced the BOSS Revolution Money app, which works seamlessly with the Boss Revolution calling app to let customers send money transfers, mobile airtime top-up and electronic gift cards to family and friends easily and securely.

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

In 2015, we refocused our net2phone division to provide cloud-based communications to small and medium-sized businesses. Unlike most other competitors in this space, net2phone works exclusively through the agent channel, provisioning its service through third-party technology providers and other value-added resellers.

Recent Strategic Developments

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off two non-core business units and certain assets, one of which was Zedge, to our stockholders, which we completed on June 1, 2016. Throughout fiscal 2017, we prepared to spin off additional non-core assets including our interests in two clinical and early stage pharmaceutical companies - Rafael Pharmaceuticals and Lipomedix Pharmaceuticals Ltd. - and our real estate holdings to our shareholders as Rafael Holdings, Inc. In addition, we intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

IDT Telecom

IDT Telecom’s largest offerings, including its Boss Revolution prepaid PIN-less calling services and wholesale termination business, face intense competitive pressures on revenues and margins. In response, IDT Telecom is pursuing a multi-pronged strategy that includes:

■	Reducing the cost of operating our network, streamlining operations, and right sizing overhead;
■	Expanding our national network of 35,000+ Boss Revolution retailers;

■	Building the Boss Revolution brand through direct to consumer marketing, promotions, and rewards programs;
■	Bringing new communications and payment services to the Boss Revolution platform and mobile apps to increase loyalty, create cross selling opportunities, and generate new sources of revenue;
■	Utilizing our direct and indirect sales force to deepen market penetration in certain foreign-born communities, focusing on geographies and ethnic communities where we have not traditionally been a leading provider;
■	Providing outsourced international long-distance management and termination solutions to fixed and mobile telecom operators to enhance the profitability of their international long-distance offerings;
■	Building on the early success of our net2phone brand’s enterprise offerings including Session Initiation Protocol, or SIP, trunking and hosted private branch exchange, or PBX, services;
■	Investing to expand our early-stage international money transfer business with a focus on increasing the number of originating agents in the United States and our direct to consumer efforts via mobile;
■	Investing in our National Retail Solutions business which provides merchant service offerings through point of sale (POS) terminals enabling independent retailers to participate in national coupon and other consumer goods promotional offerings, offer rewards programs, and access additional POS network benefits; and
■	Launching a new mobile virtual network operator service, or MVNO, to provide wireless phones and service in the US under the Boss Revolution brand with an innovative, low-cost pricing model.

BUSINESS DESCRIPTION

IDT TELECOM

IDT Telecom reports financial and operational results in three reportable segments: Telecom Platform Services, Unified Communications as a Service, and Consumer Phone Service. Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. In fiscal 2017, IDT Telecom had revenues of $1,499.0 million, representing 99.8% of our total consolidated revenues, and income from operations of $23.6 million, as compared with revenues of $1,484.8 million and income from operations of $32.4 million in fiscal 2016.

TELECOM PLATFORM SERVICES

Our Telecom Platform Services segment, which represented 97.5% and 97.0% of our total consolidated revenues in fiscal 2017 and fiscal 2016, respectively, markets and distributes multiple communications and payment services across three business verticals:

■	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
■	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and
■	Payment Services provides payment offerings, including international and domestic airtime top-up, international money transfer, and our merchant service offerings through POS terminals.

During fiscal 2017, our Telecom Platform Services segment generated $1,464.1 million in revenues worldwide and income from operations of $24.4 million, as compared with revenues of $1,451.6 million and income from operations of $32.8 million in fiscal 2016.

Retail Communications

Retail Communications’ revenue was $610.2 million in fiscal 2017 compared to $664.9 million in fiscal 2016 (41.7% and 45.8% of Telecom Platform Services’ revenue in fiscal 2017 and fiscal 2016, respectively).

Most of Retail Communications’ sales are generated by the Boss Revolution PIN-less international calling service. Other smaller lines of business contribute to Retail Communications sales, including (1) traditional, disposable prepaid calling cards sold under a variety of brand names both domestically and overseas, (2) private label and IDT branded prepaid and point of sale activated calling cards sold to large retailers, medium sized retail chains (e.g. supermarkets, drug stores), and smaller grocery stores and similar outlets, and (3) our PennyTalk international calling service. Other revenues generated using our Boss Revolution platform, including airtime top-up and international money transfer, are reflected in the Payment Services vertical discussed below.

Boss Revolution PIN-less allows users to call their families and friends overseas without the need to enter a personal identification number, or PIN. To place a call, a customer must first establish a Boss Revolution prepaid account. Boss Revolution customers can access our network by dialing a local access or toll-free number. Our platform recognizes the user’s network-provided automatic number identification (ANI) and seamlessly links each call to the corresponding Boss Revolution account. Callers then enter their destination phone numbers. The dialing process is automated to provide one-touch dialing in the Boss Revolution Calling app.

Boss Revolution customers’ account balances are typically debited at a fixed rate per minute. In contrast to many competitors, Boss Revolution does not charge connection, usage or breakage fees. Boss Revolution per minute rates can vary by the destination country, city, and whether the call is a landline or mobile phone. Rates are published on the Boss Revolution consumer website and within the Boss Revolution Calling app. In addition to per minute prepaid plans, Boss Revolution offers unlimited calling plans for a flat monthly fee to some destinations.

Customers can add to, or top-up, their account balance at any Boss Revolution retailer using cash, a debit card or a credit card. Customers with a credit card, debit card or store-bought top-up voucher can also add to their account balance directly by phone, online through the Boss Revolution consumer web site (www.bossrevolution.com), or through the Boss Revolution Calling or Money apps.

In the United States, we distribute many of our retail products through our network of distributors that, either directly or through sub-distributors, sells to retail locations. In addition, our internal sales force sells Boss Revolution platform products directly to retailers. Also, the Boss Revolution Calling app is available for download through both the iTunes and Google Play stores. Distributors, our internal sales people and retailers typically receive commissions based on the revenue generated by each transaction.

In 2017, we introduced a Boss Revolution retailer portal that can be accessed via the web browser on a mobile device to enable any qualified individual in the United States with an Android or iOS smartphone to become a Boss Revolution retailer and to manage their Boss Revolution account virtually anywhere, anytime. The Boss Revolution retailer portal enables retailers to create accounts for new customers, add funds to existing customer balances and execute sales transactions for the various products and services available on the portal. The Boss Revolution retailer portal also provides a direct, real-time interface with our retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment.

The Boss Revolution platform allows us to target and promote services directly to distributors, retailers and customers and to introduce and cross-sell offerings. In 2017, we introduced the BOSS Revolution Money app, which works seamlessly with the Boss Revolution Calling app to let customers send money transfers, mobile airtime top-up and electronic gift cards to family and friends easily and securely.

In the United States, the Boss Revolution brand is supported by national, regional and local marketing programs that include television and radio advertising, online advertising, print media, and grass roots marketing at community and sporting events. In addition, we work closely with distributors and retailers on in-store promotional programs and events.

Retail Communications’ sales have traditionally been strongest in the Northeastern United States and in Florida because of our extensive local distribution network and their large foreign-born populations. We continue to grow distributor relationships and expand our retail network in other areas of the United States, including the Southwest and West Coast, where we historically have not had as strong of a market presence.

We expect to launch Boss Revolution Mobile before the end of calendar 2017. Boss Revolution Mobile will be a domestic mobile service operating on Sprint’s nationwide network offering an innovative, low-cost model for mobile service under our Boss Revolution brand.

Wholesale Carrier Services

Wholesale Carrier Services’ revenue was $608.6 million in fiscal 2017 compared to $567.4 million in fiscal 2016 (41.6% and 39.1% of Telecom Platform Services’ revenue in fiscal 2017 and fiscal 2016, respectively).

Wholesale Carrier Services terminates international telecommunications traffic in more than 170 countries around the world. The division’s customers include our Retail Communications business, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our wholesale and retail traffic with them.

We offer competitively priced international termination rates at several quality levels. We can offer competitively priced termination services in part because of the large volumes of originating minutes generated by our Retail Communications business, our global platform powered by proprietary software, our team of professional and experienced account managers and market makers, and an extensive network of interconnects around the globe.

IDT Telecom terminated 26.6 billion minutes in fiscal 2017, as compared to 27.4 billion minutes in fiscal 2016, making us one of the largest carriers of international long-distance minutes worldwide. Wholesale Carrier Services accounted for 19.9 billion minutes and 19.3 billion minutes of the total IDT Telecom minutes in fiscal 2017 and fiscal 2016, respectively.

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

Termination rates charged by Tier 1 and other providers of international long-distance traffic have been declining for many years. Nevertheless, termination rates charged to us by individual Tier 1 carriers and mobile operators can be volatile. Termination price volatility on heavily trafficked routes can significantly impact our minutes of use and wholesale revenues.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2017, Wholesale Carrier Services had more than 3,000 customers. IDT Telecom has over 600 carrier relationships globally.

Wholesale Carrier Services’ revenue is generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

In fiscal 2017, we announced an outsourcing initiative, Voicehub, to help fixed and mobile telephony operators enhance the profitability and value of their international voice operations. Wholesale Carrier Services will provide these operators with customized solutions including full outsourcing, handing all inbound and outbound calls with or without switch management, and hybrid arrangements whereby the operator retains certain routes or customers directly.

Payment Services

Payment Services’ revenue was $245.3 million in fiscal 2017 compared to $219.3 million in fiscal 2016 (16.7% and 15.1% of Telecom Platform Services’ revenue in fiscal 2017 and fiscal 2016, respectively).

Most of Payment Services’ revenue is generated by the sale of international airtime top-up offerings. Other products and services in this vertical include domestic airtime top-up, gift cards sold in the United States and Europe, domestic bill pay service, our international money transfer service, our merchant services through POS terminals offerings and, until its expected sale in the fourth quarter of calendar 2017, the operations of our Gibraltar-based bank. Payment Services’ offerings leverage our platform capabilities, our distribution reach into foreign-born communities and our global reach to provide convenient and affordable offerings primarily over the Boss Revolution platform.

Our international airtime top-up products enable customers to purchase airtime for a prepaid mobile telephone in another country. They are sold both over our Boss Revolution platform and in hard card format. Our international airtime top-up offerings are focused on geographic corridors, such as the United States to various Central American countries, that tend to generate high volumes of business, and are part of a comprehensive product offering that includes product, marketing and distribution focused on those corridors.

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

Our merchant services business, National Retail Solutions, was founded in fiscal 2016 to help bodegas and other independent retailers serving immigrant communities compete more effectively against big-box retailers and retail chains.  NRS’s services leverage its nationwide network of point-of-sale (POS) terminals installed with bodegas nationwide.  NRS designed the POS terminals which offer versatile functionality including barcode scanners, customer and retailer facing hi-definition screens, and credit card readers.  At September 30, 2017, NRS had deployed over 3,500 POS terminals.

NRS derives revenue from the sale of the POS terminals to retailers, a monthly recurring fee for use of the terminals, and additional terminal-based marketing, advertising and payment services sold a la carte. These include data analytics, vendor payouts, inventory control, credit card processing and display advertising.

NRS also aggregates the market power of its retailer network to provide compelling offerings for consumer-packaged goods (CPG) manufacturers and distributors who otherwise do not have an efficient channel to access independent, urban and immigrant-focused retailers.  NRS offers CPG suppliers access to its retailer network and to their customers through its popular customer loyalty program, the BR Club.  NRS’s offerings to CPG companies include coupon distribution and redemption capabilities and new product placement and promotion.

The NRS merchant services business is synergistic with other BOSS Revolution communications and payment services including PIN-less calling, international and domestic money transfer, and sales of international mobile top-up products.  BR Club members receive promotional text and in-store promotions for IDT’s calling and payment services offerings, all of which can be sold and provisioned by retailers directly from their NRS terminals.

Payment Services also includes reloadable prepaid debit cards marketed across the European Economic Area and Bank Identification Number (BIN) sponsorship services offered by our Gibraltar-based bank, which we expect to sell in the fourth quarter of calendar 2017.

International Operations

Internationally, we are a provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through an extensive network of thousands of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling and domestic and international airtime top-up and payment services in select global markets both through retailers and directly to consumers. Wholesale Termination and related wholesale services are marketed and sold globally through our internal Carrier Sales team.

In Europe, we market our Retail Communications products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Italy, Luxembourg, Sweden, Switzerland, Denmark, Norway and Austria, seeking to capitalize on the demographic opportunity presented by immigration from outside of Europe to these developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 470 different prepaid calling cards in Europe. In addition, we sell Boss Revolution platform products through retailers, our mobile Calling app, and direct-to-consumer web sites in Germany, Spain and the United Kingdom. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers.

Our operations in Europe also include Wholesale Carrier Services. We maintain our European corporate, Retail Communications and Wholesale Carrier Services operations in London, England. We also operate satellite offices in Germany, Belgium, Spain, Italy, Ireland and Greece.

Our European operations, including Wholesale Carrier Services and Retail Communications, generated $408.9 million of revenues in fiscal 2017, an 11% increase from the $368.5 million of revenues generated during fiscal 2016. Our European operations’ revenues constituted 27.3% of IDT Telecom’s revenues in fiscal 2017, as compared to 24.8% in fiscal 2016.

In Asia, we sell Retail Communications products in Hong Kong, Singapore, Australia, Taiwan and Malaysia. In Hong Kong, we are one of the top providers of prepaid calling services to the Filipino, Indian and Indonesian populations, three of the largest overseas worker segments there. In addition, in Singapore, our Retail Communications products are a market leader to the Indian, Indonesian and Bangladeshi populations, which are among the largest ethnic segments in Singapore. We sell Boss Revolution platform products through retailers, our mobile Calling app, and direct-to-consumer web sites in Australia, Hong Kong, and Singapore. In Asia, we also sell postpaid services direct to consumers and small businesses. In fiscal 2017, IDT Telecom generated $43.7 million in revenues from our operations in the Asia Pacific region compared to $45.4 million in fiscal 2016. Our operations in Asia also include Wholesale Carrier Services. We maintain our Asia Pacific headquarters in Hong Kong.

In Latin America, we market Retail Communications products in Argentina and Brazil. In addition, we offer SIP Trunking VoIP services in Brazil to large enterprise businesses. In fiscal 2017, net2phone began offering its Hosted PBX services in Brazil and Argentina. We maintain our Latin American headquarters in Buenos Aires, Argentina and Sao Paulo, Brazil. In fiscal 2017, IDT Telecom generated $10.4 million in revenues from the sale of Retail Communications and UCaaS products in Latin America compared to $13.3 million in fiscal 2016.

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

net2phone, our VoIP division, focuses on the Agent channel marketplace by partnering with service providers, distributors, system integrators, telecom agents and master agents domestically and internationally. These partners utilize net2phone’s full suite of VoIP communication solutions focusing on net2phone’s SIP Trunking and Hosted PBX solutions. net2phone’s Cable Telephony unit white labels net2phone’s residential, broadband telephony solution to complete the cable operator’s triple play. net2phone white labels its Hosted PBX solution for the operator’s business customers as well, allowing their enterprise and residential end users to capitalize on the growth, flexibility and cost advantages of IP-based calling.

In Europe, Asia Pacific and Latin America, we are a leading provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through an extensive network of thousands of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling and domestic and international airtime top-up in select markets both through retailers and directly to consumers. In Asia, we also sell postpaid services direct to consumers and small businesses. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers. Wholesale Carrier Services are marketed and sold through our internal Carrier Sales team. In Canada, we sell Boss Revolution platform products through retailers, our mobile Calling app, and direct-to-consumer web sites.

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

UNIFIED COMMUNICATIONS AS A SERVICE (UCAAS)

UCaaS’ revenue was $29.4 million in fiscal 2017 compared to $26.4 million in fiscal 2016. UCaaS’ loss from operations was $1.9 million in fiscal 2017 compared to $1.6 million in fiscal 2016.

UCaaS’ revenue is generated primarily by VoIP products and services sold under the net2phone brand. net2phone’s VoiP offerings include (1) cable telephony, (2) cloud-based private branch exchange, or PBX, services offered to enterprise customers exclusively through value-added resellers (VARs), service providers, telecom agents and managed service providers, (3) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. In fiscal 2017, net2phone launched cloud-based PBX services in Brazil and Argentina, leveraging IDT’s local licenses, telephony platform and infrastructure. net2phone plans to expand into new markets in South America, Europe and Asia focusing on its cloud-based PBX product set.

IDT continues to optimize and improve its cable telephony platform to reduce the underlying costs of service and increase the speed of deployment.

Sales, Marketing and Distribution

net2phone focuses on the agent channel marketplace by partnering with service providers, distributors, system integrators, telecom agents and master agents domestically and internationally. These partners utilize net2phone’s full suite of VoIP communication solutions focusing on net2phone’s SIP Trunking and Hosted PBX solutions. net2phone’s Cable Telephony unit white labels net2phone’s residential, broadband telephony solution to complete the cable operator’s triple play. net2phone also white labels its Hosted PBX solution for the operator’s business customers, allowing their enterprise end users to capitalize on the growth, flexibility and cost advantages of IP-based calling.

CONSUMER PHONE SERVICES

Our Consumer Phone Services segment generated revenues of $5.5 million and income from operations of $1.1 million in fiscal 2017, as compared to revenues of $6.9 million and income from operations of $1.2 million in fiscal 2016.

During fiscal 2017, we continued to operate the business in harvest mode-maximizing revenue from current customers while maintaining expenses at the minimum levels essential to operate the business. This strategy has been in effect since calendar 2005 when the Federal Communications Commission, or FCC, decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We expect the Consumer Phone Services’ customer base and revenues will continue to decline in fiscal 2018.

We currently provide our bundled local/long distance phone service in 11 states, marketed under the brand name IDT America. Our bundled local/long distance service, offered predominantly to residential customers, includes unlimited local, regional toll and domestic long distance calling and popular calling features. A second plan is available, providing unlimited local service with our long distance included for as low as 3.9 cents per minute. With either plan, competitive international rates and/or additional features can be added for additional monthly fees. We also offer stand-alone long-distance service throughout the United States.

At July 31, 2017, we had approximately 3,500 active customers for our bundled local/long distance plans and approximately 14,500 customers for our long distance-only plans, compared to approximately 4,200 and 18,100 customers, respectively, on July 31, 2016. Our highest customer concentrations are in large urban areas, with the greatest number of customers located in New York, New Jersey, Pennsylvania and Massachusetts.

ALL OTHER

Operating segments that are not reportable individually are included in All Other. During fiscal 2017, All Other generated $2.7 million in revenues and income from operations of $0.3 million, compared to revenues of $11.5 million and income from operations of $4.2 million during fiscal 2016.

All Other also includes our real estate holdings, and other smaller businesses.

We own the approximate 496,000 square-foot building in Newark, New Jersey in which our headquarters is located, and we occupy approximately 20% of that building. We also own an 800-car public parking garage located across the street from that building. In addition, we own a building in Piscataway, New Jersey that is used partially by IDT Telecom for certain of its operations and a 12,400 square foot condominium interest in a building in Jerusalem, Israel.

In fiscal 2016 and 2017, we made investments totaling $10 million in Rafael Pharmaceuticals, a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells. Our 90%-owned subsidiary, IDT-Rafael Holdings, LLC, or IDT-Rafael Holdings, owns direct and indirect interests in Rafael Pharmaceuticals. IDT-Rafael Holdings owns a 50% interest in CS Pharma Holdings, LLC, or CS Pharma.  CS Pharma owns $10 million in Convertible Series D Notes issued by Rafael Pharmaceuticals. We and CS Pharma hold warrants to purchase up to 56%, in the aggregate, of the then issued and outstanding capital stock of Rafael Pharmaceuticals, on an as-converted and fully diluted basis.

The Rafael Pharmaceuticals Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Rafael Pharmaceuticals Series D Preferred Stock at a price of $1.25 per share, subject to downward adjustment if there are interim financings of Rafael Pharmaceuticals at lower prices and certain other events. The Series D Note also includes a mandatory conversion into Rafael Pharmaceuticals common stock upon a qualified initial public offering of Rafael Pharmaceuticals.

The right to exercise Rafael Pharmaceuticals warrants as to the first $10 million thereof is held by CS Pharma. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing of Rafael Pharmaceuticals, or $1.25 per share, subject to certain adjustments. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering of Rafael Pharmaceuticals or liquidation event of Rafael Pharmaceuticals.

The 50% of CS Pharma not held by IDT-Rafael Holdings are held by investors who purchased that interest for $10 million in the aggregate. CS Pharma holds $10 million of cash that is expected to be invested in Rafael Pharmaceuticals.  The 10% of IDT-Rafael Holdings that we do not own is owned by Howard S. Jonas.

In addition, IDT-Rafael Holdings had the contractual right to receive additional shares of Rafael Pharmaceuticals representing 10% of the outstanding capital stock of Rafael Pharmaceuticals that will be issued upon the occurrence of any of the following: (i) Food and Drug Administration approval of a Rafael Pharmaceuticals drug application, (ii) an initial public offering of Rafael Pharmaceuticals at a valuation of over $500 million, or (iii) a sale of Rafael Pharmaceuticals above certain valuations. Currently, none of the conditions have been satisfied and the right remains contingent. On September 14, 2017, IDT-Rafael Holdings distributed this right to its members on a pro-rata basis such that we received the right to 9% of the outstanding capital stock of Rafael Pharmaceuticals and Mr. Jonas received the right to 1% of the outstanding capital stock of Rafael Pharmaceuticals. In addition, as compensation for assuming the role of Chairman of the Board of Rafael Pharmaceuticals, and to create additional incentive to contribute to the success of Rafael Pharmaceuticals, on September 19, 2017, we transferred our right to receive 9% of the outstanding capital stock of Rafael Pharmaceuticals to Mr. Jonas. The right is further transferable at the discretion of Mr. Jonas.

In fiscal 2017 and fiscal 2016, we used cash of $1.4 million and $0.1 million, respectively, for investments in Lipomedix Pharmaceuticals Ltd., a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery. We own 38.9% of the issued and outstanding ordinary shares of Lipomedix. We have the option to invest an additional $0.9 million in Lipomedix, which would increase our aggregate ownership to 50.6% of the issued share capital on a fully diluted basis. The option expires on the earlier of (1) a merger or acquisition transaction, (2) an initial public offering, or (3) November 30, 2017.

Throughout fiscal 2017, we prepared to spin off non-core assets including our interests in Rafael Pharmaceuticals and Lipomedix as well as our real estate holdings to our shareholders as Rafael Holdings, Inc. In addition, we intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

On June 1, 2016, we completed the Zedge Spin-Off, which was a pro rata distribution of the common stock that we held in our subsidiary Zedge to our stockholders. At the time of its spin-off, Zedge’s principal business consisted of providing one of the most popular content platforms for mobile device personalization including ringtones, wallpapers, home screen icons and notification sounds. Prior to its sale in October 2014, Fabrix was also included in All Other. Fabrix is a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery. The final sale price for 100% of the shares in Fabrix was $95 million in cash, excluding transaction costs and working capital and other adjustments. We owned approximately 78% of Fabrix on a fully diluted basis. Our share of the sale price was $69.2 million, after reflecting the impact of working capital and other adjustments. We recorded gain on the sale of our interest in Fabrix of $76.9 million and $1.1 million in fiscal 2015 and fiscal 2016, respectively.

COMPETITION

IDT Telecom

Telecom Platform Services

Retail Communications

Like all international calling services, our Boss Revolution PIN-less service is subject to fierce competition, and we do not expect to continue to grow revenues and margins without a successful strategy and sound execution. While virtually any company offering communication services is a competitor of our Retail Communications offerings, we face particularly strong competition from Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators (or MVNOs) with aggressive international rate plans, and VoIP and other “over the top” (OTT) service providers. Outside the United States, we also compete with large foreign state-owned or state sanctioned telephone companies.

In our view, our ability to compete successfully against these operators depends on several factors. Our interconnect and termination agreements, network infrastructure and least-cost-routing system enable us to offer low-cost, high quality services. Our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash. Our Boss Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing. Finally, we also offer synergistic payment services over the Boss Revolution platform that customers can conveniently access from their accounts. In our view, these factors represent competitive advantages.

However, some of our competitors have significantly greater financial resources and name recognition, and can provide comparable service levels and pricing through established brands. Consequently, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, expand our distribution and retail networks, improve our ability to reach and sell to customers through mobile devices, develop successful new products and services to fit the evolving needs of our customers, and continue to build the brand equity of Boss Revolution.

Wholesale Carrier Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price, products and quality of service.

In our Wholesale Carrier Services business, we participate in a global market place with:

■	interexchange carriers and other long-distance resellers and providers, including large carriers such as T Mobile, AT&T and Verizon;
■	historically state-owned or state-sanctioned telephone companies such as Telefonica, France Telecom and KDDI;
■	on-line, spot-market trading exchanges for voice minutes;
■	OTT internet telephony providers;
■	other VoIP providers;
■	other providers of international long-distance services; and
■	alliances between large multinational carriers that provide wholesale carrier services.

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

Payment Services

The major competitors to Payment Services’ offerings include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with our international airtime top-up;
■	other distributors, who develop a more comprehensive product offering than our international airtime top-up offerings or aggressively discount their product offerings that are like our international airtime top-up offerings; and
■	traditional international money transfer services such as Western Union and MoneyGram that target foreign born communities in the United States, as well as new entrants trying to disrupt the money transfer market such as Xoom.com, Transferwise and World Remit.

Unified Communications as a Service (UCaaS)

Some of the major competitors to our UCaaS offerings include other UCaaS and or hosted voice providers such as Vonage Business, Nextiva, 8x8, West Corp, and Ring Central. Due to their longevity and substantial investments in the space, these providers offer a more advanced product set that includes features such as video, chat, collaboration, and analytics. These competitors, in addition to possessing more widely recognized brands, also support integration of their services with other well-known, third-party customer relationship management, or CRM, vendors such as SalesForce and SugarCRM as well as with various Google applications.

Consumer Phone Services

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

Access Charges

As a provider of long distance services, we remit access fees directly to local exchange carriers or indirectly to our underlying long-distance carriers for the origination and termination of our long-distance telecommunications traffic. Generally, intrastate access charges are higher than interstate access charges. Therefore, to the degree access charges increase or a greater percentage of our long-distance traffic becomes intrastate, our costs of providing long distance services will increase. Similarly, as a local exchange provider, we bill access charges to long distance providers for the termination of those providers’ long-distance calls. Accordingly, as opposed to our long-distance business, our local exchange business benefits from the receipt of intrastate and interstate long distance traffic. Under FCC rules, our interstate access rates must be set at levels no higher than those of the ILEC in each area we serve, which limits our ability to seek increased revenue from these services. Some, but not all, states have similar restrictions on our intrastate access charges.

For nearly a decade, the FCC has had open regulatory proceedings in which it has considered reforming “intercarrier compensation,” which is a term that covers the payments that carriers bill and remit to each other-access charges and reciprocal compensation, generally-for the use of telecommunications networks to originate and terminate phone calls. On November 18, 2011, the FCC released a Report and Order and Further Notice of Proposed Rulemaking wherein it set forth a schedule which, over a period of several years, substantially reduces terminating access rates. Since we both make payments to and receive payments from other carriers for terminating long distance calls, the FCC’s action has the effect of reducing payments we receive from other carriers while also reducing our costs to terminate our long-distance calls. The FCC has also raised the possibility - which it has yet to conclusively act upon - that it will reduce originating access charges in a similar manner. Due to the nature of IDT’s business, IDT pays, but does not bill originating access charges. At this time we cannot predict the effect future FCC actions may have upon our business.

Customer Proprietary Network Information

In 2007, the FCC increased its regulatory oversight of Customer Proprietary Network Information, or CPNI. The FCC took this increased role in response to several high-profile cases of “pretexting,” which occurs when an individual secures from a communications provider, through deception, the private phone records of another person. We have a CPNI compliance policy in place and we believe we currently meet or exceed all FCC requirements for the protection of CPNI. However, we cannot be assured that we are in full compliance and if the FCC were to conclude that we were not in compliance, we could be subject to fines or other forms of sanction.

Straight Path Spectrum LLC

On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. As disclosed in Straight Path’s filings with the SEC, Straight Path entered into a consent decree with the FCC that terminated the FCC’s related investigation against Straight Path. We have cooperated with the FCC in this matter and have responded to the letter of inquiry. If the FCC were to pursue separate action against us, the FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us.

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local and in-state long distance services are subject to the jurisdiction of that state’s public utility commission. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services, but permits state public utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long-distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

Money Transmitter and Payment Instrument Laws and Regulations

Our consumer payment services offerings include money transfer and various network branded (also called “open loop”) prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

■	Banking laws and regulations;
■	Money transmitter and payment instrument laws and regulations;
■	Anti-money laundering laws;
■	Privacy and data security laws and regulations;
■	Consumer protection laws and regulations;
■	Unclaimed property laws; and
■	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2017, we had received a money transmitter license in 47 of the 49 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations, which may be subject to federal, state, local or foreign law and regulation.

INTELLECTUAL PROPERTY

We rely on a combination of patents, copyrights, trademarks, domain name registrations and trade secret laws in the United States and other jurisdictions and contractual restrictions to protect our intellectual property rights and our brand names. All of our employees sign confidentiality agreements. These agreements provide that the employee may not use or disclose our confidential information except as expressly permitted in connection with the performance of his or her duties for us, or in other limited circumstances. These agreements also state that, to the extent rights in any invention conceived by the employee while employed by us do not vest in us automatically by operation of law, the employee is required to assign his or her rights to us.

We own approximately 100 trademark and service mark registrations and pending applications in the United States and at least 360 registrations and pending applications abroad. We protect our brands in the marketplace including the IDT, Boss Revolution and net2phone brands. Where deemed appropriate, we have filed trademark applications throughout the world in an effort to protect our trademarks. Where deemed appropriate, we have also filed patent applications in an effort to protect our patentable intellectual property. IDT Corporation owns 11 issued patents and 3 patent applications in the United States and 14 patents issued abroad with 4 patent applications pending abroad.

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

IDT Telecom

In addition to IDT Corporation’s patents, our net2phone subsidiary currently owns 29 issued patents and has 2 pending patent applications in the United States. net2phone has 5 foreign issued patents, and no patent applications pending abroad.

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

RESEARCH AND DEVELOPMENT

We incurred no research and development costs during fiscal 2017 and fiscal 2016. In fiscal 2015, we incurred research and development costs of $1.7 million, all of which related to Fabrix.

EMPLOYEES

As of October 1, 2017, we had a total of 1,224 employees, of which 1,221 were full-time employees.

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

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, when average per minute termination cost decline to a nominal amount, indirect competitors, such as wireless carriers, may include calls to those locations at no extra cost, which increases our risk of losing customers. For example, following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans, which caused a decline in our minutes of use and revenue. In July 2016, we significantly reduced pricing on Boss Revolution’s U.S. to Mexico corridor, which accelerated the decline in our revenue and gross profit.

Any increase by us in pricing may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

Because our Boss Revolution and other retail products generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in these products.

Our growth and our results of operations are substantially dependent upon growth in our Boss Revolution and other retail products that currently generate a significant portion of our revenue. We compete in the international prepaid calling market with Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators (or MVNOs) with aggressive international rate plans, and VoIP and other “over the top” (OTT) service providers.

Many of these companies, such as AT&T, Verizon, T-Mobile and Sprint, are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition and larger customer bases than we do. The use by these competitors of their resources in or affecting the international prepaid calling market could significantly impact our ability to compete against them successfully.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers, who from time-to-time offer rates that are substantially below our rates, and in some instances below what we believe to be the cost to provide the service, to gain market share. This type of pricing by one or more competitors can adversely affect our revenues, as they gain market share at our expense, and our gross margins, if we lower rates to better compete.

The continued growth of Over-The-Top calling and messaging services, such as Skype, Viber WhatsApp has adversely affected the sales of Boss Revolution and our other prepaid calling services. We expect the popularity of IP-based services—many of which offer voice communications for free provided both the caller and recipient have a broadband connection—to continue to increase, which may result in increased substitution and pricing pressure on our Boss Revolution and other international prepaid calling service offerings.

Certain wireless operators have been rolling out unlimited international long-distance plans that include international destinations to which customers can place direct calls from their mobile phones without time limitation. These plans now include some of our most popular international destinations. The growth of these “international unlimited” plans adversely affects our revenues as these operators gain subscriber market share.

If we are unable to grow our Boss Revolution and other retail products, it could have a material adverse effect on the revenues generated by our telecommunications businesses, our gross margins and/or our profits.

We may be unable to achieve some, all or any of the benefits that we expect to achieve from our plan to separate our businesses into three separate entities.

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off two non-core business units and certain assets, one of which was Zedge, to our stockholders, which we completed on June 1, 2016. Throughout fiscal 2017, we prepared to spin off additional non-core assets including our interests in two clinical and early stage pharmaceutical companies - Rafael Pharmaceuticals and Lipomedix Pharmaceuticals Ltd. - and our real estate holdings to our shareholders as Rafael Holdings, Inc. In addition, we intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

Following the spin-offs, we expect to have sufficient liquidity to support the development of our business for the medium term, but there can be no assurance of such liquidity. In the future, however, we may require additional financing for capital requirements and growth initiatives. Accordingly, we will depend on our ability to generate cash flows from operations and to borrow funds and issue securities in the capital markets to maintain and expand our business. We may need to incur debt on terms and at interest rates that may not be as favorable as those historically enjoyed by us. If additional financing is not available when required or is not available on acceptable terms, we may be unable to operate our business as planned or at all, fund our expansion, successfully promote our business, develop or enhance our products and services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our products and business, financial condition and results of operations.

By separating entities such as Zedge and Rafael Holdings, Inc. from us, there is a risk that we may be more susceptible to stock market fluctuations and other adverse events than we would have been due to a reduction in market diversification. We expect that the aggregate market value of the three separate companies will exceed the market capitalization of all the businesses being operated by us because investors will be able to invest in a company that they are attracted to without having to also invest in the other two companies. However, this expectation may be incorrect, and the aggregate value of the three separate companies may be less than the market capitalization of the businesses being operated by us.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Wholesale Carrier Services customers collectively accounted for 10.6% and 6.3% of total consolidated revenues in fiscal 2017 and fiscal 2016, respectively. Our Wholesale Carrier Services customers with the five largest receivables balances collectively accounted for 34.9% and 21.5% of the consolidated gross trade accounts receivable at July 31, 2017 and 2016, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

Natural disasters, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Our inability to operate our telecommunications networks because of such events, even for a limited period of time, may result in loss of revenue, significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

Certain functions related to our business depend on a single supplier or small group of suppliers to carry out our business, and the inability to do business with some or all of these suppliers could have a materially adverse effect on our business and financial results.

If the services of any of the single suppliers or small group of suppliers that we depend on were unavailable, or available only in decreased capacity or at less advantageous terms, this could result in interruptions to our ability to provide certain services, could cause reduction in service and/or quality as the function is transitioned to an alternate provider, if an alternate provider is available, or could increase our cost, which in the current competitive environment, we may not be able to pass along to customers.

For example and without limitation, the platforms that support our Hosted PBX business and our money remittance business are each leased from a third party. These platforms are susceptible to, and have incurred, service interruptions, which can occur frequently and can be lengthy in duration. Any such service interruption of the platform could effectively temporarily cease or otherwise materially impair operations of our applicable business. In addition, if these platforms became permanently unavailable for any reason, including, without limitation, because the third-party owner of such platform no longer provided the service for any reason, then our applicable business would be materially negatively affected.

Accordingly, any of these events could materially and negatively impact our business, our revenues, our margins, and our relationships with customers.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customer’s information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situations and do not believe any material internal or customer information has been compromised.

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

A significant and increasing portion of our telecom transactions are processed using credit cards and similar payment methods. The banks, credit card companies and other relevant parties impose strict system and other requirements to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, each of which is subject to change at any time. Compliance with these requirements is often difficult and costly, and our failure, or our distributors’ failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements related to our payment services business, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well. Further, our payment services are subject to stringent requirements by regulators and trade organizations in various jurisdictions. Our payment services unit is subject to federal and state banking regulations and we are also subject to further regulation by those states in which we are licensed as a money transmitter. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to carry on and grow our Retail Communications and Payment Services operations.

Risks Related to Our Financial Condition

We hold significant cash, cash equivalents, marketable securities and investments that are subject to various market risks.

At July 31, 2017, we had cash, cash equivalents and marketable securities of $148.6 million. At July 31, 2017, we also had $8.6 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet. Investments in marketable securities and hedge funds carry a degree of risk, as there can be no assurance that we can redeem the hedge fund investments at any time and that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

We plan on contributing a significant amount of our cash, cash equivalents and marketable securities to Rafael Holdings, Inc., which we expect to spin-off to our shareholders

At July 31, 2017, we had cash, cash equivalents and marketable securities of $148.6 million. Throughout fiscal 2017, we prepared to spin off additional non-core assets including our interests in two clinical and early stage pharmaceutical companies - Rafael Pharmaceuticals and Lipomedix Pharmaceuticals Ltd. - and our real estate holdings to our shareholders as Rafael Holdings, Inc. We intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off, which would significantly reduce our cash, cash equivalents and marketable securities holdings. This reduction in our cash, cash equivalents and marketable securities holdings could have a material negative impact on our ability to carry on and grow our businesses, which could result in a reduction of our business, financial condition and results of operations.

Intellectual Property, Tax, Regulatory and Litigation Risks

We provide communications services to consumers and are therefore subject to various Federal and state laws and regulations.

As a provider of communications services to consumers, such as our Boss Revolution international calling service or our prepaid calling card services, we are subject to various Federal and state laws and regulations relating to the manner in which we advertise our services, describe and present the terms of our services, and communicate with our customers and consumers in general. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws could result in action being taken by Federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission.

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

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division, or IAD, of the Universal Service Administrative Company, or USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, is currently under audit by the IAD. At July 31, 2017, our accrued expenses included $43.5 million for these regulatory fees for the years covered by the audit and subsequent years. Until a final decision has been reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. As disclosed in Straight Path’s filings with the SEC, Straight Path entered into a consent decree with the FCC that terminated the FCC’s related investigation against Straight Path. We have cooperated with the FCC in this matter and have responded to the letter of inquiry. If the FCC were to pursue separate action against us, the FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us.

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

Our money transfer and network branded prepaid card services are subject to a strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us, our regulated retailers or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

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

The Dodd-Frank Act, as well as the regulations required by the Dodd-Frank Act, and the Consumer Financial Protection Bureau could harm us and the scope of our activities, and could harm our operations, results of operations and financial condition.

The Dodd-Frank Act, which became law in the United States on July 21, 2010, calls for significant structural reforms and substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services.

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

A number of states have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2017. At July 31, 2017, we had obtained licenses to operate as a money transmitter in 47 U.S. states, Washington, D.C. and Puerto Rico. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked or we could be forced to cease doing business or change our practices in certain states or jurisdictions, or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

Our bank in Gibraltar is regulated by the Gibraltar Financial Services Commission (the FSC), and, as such, is subject to Gibraltarian and European Union laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, the bank is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license. In fiscal 2016, a referendum took place in the United Kingdom in which a majority voted in favor of the United Kingdom’s exit from the European Union – commonly referred to as “Brexit”. As a bank licensed in Europe, our bank in Gibraltar currently benefits from its ability to passport its license to operate in any European Union member state. However, as a British territory, if Brexit occurs, and no alternative arrangements are established with respect to licensing of British banks in the European Union, our bank in Gibraltar may not be able to passport its license into European Union member states. In 2017, we entered into an agreement to sell our Gibraltar-based bank for approximately $18 million, which we expect to close in calendar 2017.

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

In particular, on July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Delaware Chancery Court against us, The Patrick Henry Trust (a trust formed by Howard S. Jonas to hold record and beneficial ownership of all of his shares of Straight Path), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that we aided and abetted Straight Path’s directors and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and us related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the proposed sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to us in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, the Chairman of the Board and Chief Executive Officer of Straight Path, and us to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. We intend to vigorously defend the action.

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 4,279,503 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,705,177 shares of our Class B common stock), representing approximately 70.8% of the combined voting power of our outstanding capital stock, as of October 10, 2017. In addition, Mr. Jonas holds an option to purchase 1,000,000 shares of our Class B common stock, which is fully vested and exercisable. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in a building that we own in Newark, New Jersey. The building is approximately 496,000 square feet. We occupy approximately 20% of the building. We also own an 800-car public parking garage located across the street from the building.

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

Item 3. Legal Proceedings.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss our claim and denied our motion for re-argument of that decision. On June 23, 2015, we filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which we opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, we filed an appeal, which Tyco opposed.

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Delaware Chancery Court against us, The Patrick Henry Trust (a trust formed by Howard S. Jonas to hold record and beneficial ownership of all of his shares of Straight Path), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that we aided and abetted Straight Path’s directors and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and us related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the proposed sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to us in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, the Chairman of the Board and Chief Executive Officer of Straight Path, and us to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. We intend to vigorously defend the action.

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

	High	Low
Fiscal year ended July 31, 2016
First Quarter	$17.85	$12.57
Second Quarter	$14.90	$10.76
Third Quarter	$16.57	$11.66
Fourth Quarter	$16.29	$11.78
Fiscal year ended July 31, 2017
First Quarter	$18.70	$13.70
Second Quarter	$23.13	$15.76
Third Quarter	$20.43	$12.03
Fourth Quarter	$17.71	$13.38

On October 9, 2017, there were 363 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 10, 2017, the last sales price reported on the New York Stock Exchange for the Class B common stock was $13.42 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 18 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2017. The graph and table assume that $100 was invested on July 31, 2012 (the last day of trading for the fiscal year ended July 31, 2012) in shares of our Class B common stock, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, the NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

26

	7/2012	7/2013	7/2014	7/2015	7/2016	7/2017

IDT Corporation	100.00	219.66	202.75	246.82	279.68	284.95
NYSE Composite	100.00	118.85	144.85	136.68	148.49	168.01
S&P Telecommunication Services	100.00	105.58	114.85	112.86	142.67	132.64

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2017.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2017	—	$—	—	8,000,000
June 1 – 30, 2017	—	$—	—	8,000,000
July 1 – 31, 2017	—	$—	—	8,000,000
Total	—	$—	—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.
27

Item 6. Selected Financial Data.

The selected consolidated financial data presented below at July 31, 2017 and for the fiscal year then ended has been derived from our Consolidated Financial Statements, which have been audited by BDO USA, LLP, independent registered public accounting firm. The selected consolidated financial data presented below at July 31, 2016, 2015, 2014 and 2013, and for each of the fiscal years in the four-year period ended July 31, 2016, has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in millions, except per share data)	2017	2016	2015	2014	2013
STATEMENT OF OPERATIONS DATA:
Revenues	$1,501.7	$1,496.3	$1,596.8	$1,651.5	$1,620.6
Income from continuing operations (a)	9.6	25.4	86.1	21.0	18.1
Income from continuing operations per common share—basic	0.35	1.03	3.69	0.85	0.77
Income from continuing operations per common share—diluted	0.35	1.03	3.63	0.82	0.72
Cash dividends declared per common share (b)	0.76	0.75	2.03	0.51	0.83

At July 31, (in millions)	2017	2016	2015	2014	2013
BALANCE SHEET DATA:
Total assets	$519.0	$469.7	$485.7	$480.9	$435.4
Note payable—long term portion	—	—	—	6.4	6.6

(a)	Included in income from continuing operations in fiscal 2017 was expense of $10.4 million related to a legal settlement and mutual release including legal fees, and a net benefit from income taxes of $5.5 million from the full recognition of certain deferred tax assets. Included in income from continuing operations in fiscal 2016 was gain on sale of member interest in Visa Europe Ltd. of $7.5 million and gain on sale of interest in Fabrix Systems Ltd. of $1.1 million. Included in income from continuing operations in fiscal 2015 was gain on sale of interest in Fabrix Systems Ltd. of $76.9 million.

(b)	Cash dividends declared per common share in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

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

OVERVIEW

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have three reportable business segments, Telecom Platform Services, UCaaS and Consumer Phone Services. Telecom Platform Services, UCaaS and Consumer Phone Services comprise our IDT Telecom division.

Operating segments not reportable individually are included in All Other. All Other includes our real estate holdings and other smaller businesses. Until the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free ringtones, wallpapers, home screen app icons and notification sounds. Until the sale of Fabrix in October 2014, All Other also included Fabrix, a software development company offering a cloud-based scale-out storage and computing platform optimized for big data, virtualization and media storage, processing and delivery.

In August 2015, our Board of Directors approved a plan to reorganize us into three separate entities by spinning off our non-core business and assets, one of which was Zedge, to our stockholders. We intend to spin-off the other entity, Rafael Holdings, Inc., our wholly-owned subsidiary, to our stockholders. Rafael Holdings, Inc. will own certain commercial real estate assets and interests in clinical and early stage pharmaceutical companies. The commercial real estate holdings consist of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings include interests in Rafael Pharmaceuticals, Inc. and an equity interest in Lipomedix Pharmaceuticals Ltd., an early stage pharmaceutical development company based in Israel. Rafael Holdings, Inc.’s interests in Rafael, which are held through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC, include convertible notes issued by Rafael, and a warrant held by us and certain minority holders to purchase up to a majority equity stake in Rafael at our discretion in accordance with the terms of the convertible note and the warrant. In addition, we intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

IDT Telecom

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.8%, 99.2% and 99.0% of our total revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Telecom Platform Services, which represented 97.5%, 97.0% and 96.7% of our total revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

■	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
■	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and
■	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer.

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. Our UCaaS segment represented 2.0%, 1.8% and 1.8% of our total revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Our UCaaS segment is comprised of offerings from our net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP Trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. The operations that comprise the UCaaS segment were included in the Telecom Platform Services segment from the inception of each unit until July 31, 2016. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

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

Retail Communications’ services and international and domestic airtime top-up are sold to distributors at a discount to their face value. Revenue from Retail Communications’ services is deferred and recognized as revenues when telecommunications services are provided and/or administrative fees are imposed.

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

Termination and origination costs represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnections with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to Retail Communications’ services include fixed charges for local access telephone numbers and may include per-minute usage charges. Origination costs relating to our Consumer Phone Services segment consists primarily of leased lines from the RBOCs, which are billed to us as a monthly fee.

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

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s international prepaid calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 12.4%, 11.2% and 11.2% of total consolidated revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Our customers with the five largest receivables balances collectively accounted for 35.4% and 23.0% of the consolidated gross trade accounts receivable at July 31, 2017 and 2016, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail, wholesale and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, IDT Telecom has imposed stricter credit restrictions on its customers. In some cases, this has resulted in IDT Telecom sharply curtailing, or ceasing completely, sales to certain customers. IDT Telecom attempts to mitigate its credit risk related to specific wholesale carrier services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables with the customer. In this way, IDT Telecom can continue to sell services to these customers while reducing its receivable exposure risk. When it is practical to do so, IDT Telecom will increase its purchases from wholesale carrier services customers with receivable balances that exceed IDT Telecom’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses that result from the inability or unwillingness of our customers to make required payments. The allowance for doubtful accounts was $2.7 million and $4.0 million at July 31, 2017 and 2016, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 3.9% at July 31, 2017 from 7.7% at July 31, 2016 mostly due to the 32.1% increase in the gross accounts receivable balance. Our allowance is determined based on known troubled accounts, historical experience and other currently available evidence. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly; however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill balance of $11.3 million and $11.2 million at July 31, 2017 and 2016, respectively, was attributable to our Retail Communications reporting unit in our Telecom Platform Services segment. Goodwill and other intangible assets deemed to have indefinite lives are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. Intangible assets with finite useful lives are amortized over their estimated useful lives.

In fiscal 2017, we adopted the Accounting Standards Update, or ASU, that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, we perform our annual, or interim, goodwill impairment test by comparing the fair value of our reporting units with their carrying amounts. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. However, we may elect to perform the two-step quantitative goodwill impairment test even if no indications of a potential impairment exist.

We estimate the fair value of our reporting units using discounted cash flow methodologies, as well as considering third party market value indicators. For Retail Communications’ annual impairment test in fiscal 2017, since its estimated fair value substantially exceeded its carrying value, there was no goodwill impairment. In addition, we do not believe Retail Communications is currently at risk of goodwill impairment. For Retail Communications’ annual impairment test in fiscal 2016, since its estimated fair value substantially exceeded its carrying value in Step 1, it was not necessary to perform Step 2. For Retail Communications’ annual impairment test in fiscal 2015, we qualitatively assessed whether it was more likely than not that a goodwill impairment existed and concluded that a goodwill impairment did not exist. In fiscal 2015, Zedge’s estimated fair value substantially exceeded its carrying value in Step 1, therefore it was not necessary to perform Step 2.

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

Valuation of Long-Lived Assets including Intangible Assets with Finite Useful Lives

We test the recoverability of our long-lived assets including identifiable intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

■	significant actual underperformance relative to expected performance or projected future operating results;
■	significant changes in the manner or use of the asset or the strategy of our overall business;
■	significant adverse changes in the business climate in which we operate; and
■	loss of a significant contract.

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

The valuation allowance on our deferred income tax assets was $157.8 million and $158.4 million at July 31, 2017 and 2016, respectively. In fiscal 2017, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection of net income in future periods. We recorded a benefit from income taxes of $16.6 million in fiscal 2017 from the full recognition of the Elmion Netherlands B.V. deferred tax assets. In addition, in fiscal 2017, we determined that we would not be able to utilize our deferred tax assets in the United States and recorded a valuation allowance of $11.1 million against them.

We have not recorded U.S. income tax expense for foreign earnings, as such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $375 million and $324 million at July 31, 2017 and 2016, respectively. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

Our FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the IAD of USAC, which concluded that we incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to our filing methodology resulted in additional regulatory payments for the years covered by the audits. While we believe in the accuracy of our filing methodology and our Request for Review remains pending, we have implemented some of the revisions set forth in the IAD’s filings beginning with our calendar year 2010 Form 499-A. We have accrued for all regulatory fees we believe may be incurred under IAD’s methodology from 2002 through the present, in the event our Request for Review is denied and/or our methodology is not upheld on appeal, and we have made certain payments on amounts that have been invoiced to us by USAC and/or other agencies. Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, is currently under audit by the IAD. At July 31, 2017 and 2016, our accrued expenses included $43.5 million and $47.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years. Until a final decision is reached in our disputes, we will continue to accrue in accordance with IAD’s methodology. If we do not properly calculate, or have not properly calculated, the amount payable by us to the Universal Service Fund, we may be subject to interest and penalties.

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2017 and 2016, there was $26.1 million and $21.3 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $9.3 million and $9.0 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We expect to adopt this standard on August 1, 2018 using the modified retrospective approach. We have identified our main revenue streams, which include Boss Revolution PIN-less international calling revenue, wholesale carrier services revenue, and domestic and international airtime top-up revenue. We are currently reviewing contracts and other relevant documents related to our wholesale carrier services revenue to determine how to apply the new standard to this revenue stream. We expect to continue our review and evaluation for our other revenue streams in fiscal 2018. Currently, we cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

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

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for us on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. We are evaluating the impact that this ASU will have on our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended July 31, 2017 compared to Years Ended July 31, 2016 and 2015

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31,	2017	2016	2015
REVENUES:
IDT Telecom	99.8%	99.2%	99.0%
All Other	0.2	0.8	1.0
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	85.0	83.3	83.2
Selling, general and administrative	12.5	13.7	13.9
Depreciation and amortization	1.4	1.4	1.2
Research and development	—	—	0.1
Severance	—	0.4	0.5
TOTAL COSTS AND EXPENSES	98.9	98.8	98.9
Other	(0.7)	—	(0.1)
Gain on sale of member interest in Visa Europe, Ltd	—	0.5	—
Gain on sale of interest in Fabrix Systems, Ltd	—	0.1	4.8
INCOME FROM OPERATIONS	0.4	1.8	5.8
Interest income (expense), net	0.1	0.1	—
Other income (expense), net	—	0.1	—
INCOME BEFORE INCOME TAXES	0.5%	2.0%	5.8%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

IDT Telecom—Telecom Platform Services, UCaaS and Consumer Phone Services Segments

As described below, the decrease in Retail Communications’ minutes of use and revenues in fiscal 2017 compared to fiscal 2016 and fiscal 2015 reflect the collapse of rates industry wide in the U.S. to Mexico corridor plus longer term secular trends impacting the telecom industry. In fiscal 2016, following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico declined significantly. The decrease in Retail Communications’ minutes of use and revenues was also due to increased competition from wireless network operators, mobile virtual network operators and alternative communications solutions such as over-the-top voice and messaging services. In anticipation of these developments, in recent years, we have increased investment in long term growth initiatives to mitigate the impact from those trends. We have also been reducing our selling, general and administrative expenses and streamlining operations.

Beginning in the first quarter of fiscal 2017, UCaaS is a separate reportable segment. Comparative results have been reclassified and restated as if UCaaS was a separate segment in all periods presented.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Revenues
Telecom Platform Services	$1,464.1	$1,451.5	$1,543.3	$12.6	0.9%	$(91.8)	(5.9)%
UCaaS	29.4	26.4	29.4	3.0	11.8	(3.0)	(10.5)
Consumer Phone Services	5.5	6.9	8.6	(1.4)	(20.2)	(1.7)	(20.3)
Total revenues	$1,499.0	$1,484.8	$1,581.3	$14.2	1.0%	$(96.5)	(6.1)%

Revenues. IDT Telecom revenues increased in fiscal 2017 compared to fiscal 2016 primarily due to increases in Telecom Platform Services’ and UCaaS’ revenues. IDT Telecom revenues decreased in fiscal 2016 compared to fiscal 2015 due to decreases in Telecom Platform Services’, UCaaS’ and Consumer Phone Services’ revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for fiscal 2017, fiscal 2016 and fiscal 2015 consisted of the following:

(in millions, except revenue per minute)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$/#	%	$/#	%
Telecom Platform Services Revenues
Retail Communications	$610.2	$664.8	$725.9	$(54.6)	(8.2)%	$(61.1)	(8.4)%
Wholesale Carrier Services	608.6	567.4	609.1	41.2	7.3	(41.7)	(6.9)
Payment Services	245.3	219.3	208.3	26.0	11.8	11.0	5.3
Total Telecom Platform Services revenues	$1,464.1	$1,451.5	$1,543.3	$12.6	0.9%	$(91.8)	(5.9)%
Minutes of use
Retail Communications	6,685	8,069	9,212	(1,384)	(17.1)%	(1,143)	(12.4)%
Wholesale Carrier Services	19,901	19,338	19,637	563	2.9	(299)	(1.5)
Total minutes of use	26,586	27,407	28,849	(821)	(3.0)%	(1,442)	(5.0)%
Average revenue per minute
Retail Communications	$0.0913	$0.0824	$0.0788	$0.0089	10.8%	$0.0036	4.6%
Wholesale Carrier Services	0.0306	0.0293	0.0310	0.0013	4.2	(0.0017)	(5.4)

Retail Communications’ revenue decreased 8.2% and 8.4% in fiscal 2017 and fiscal 2016, respectively, compared to the prior fiscal year. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 5.4% and 2.9% in fiscal 2017 and fiscal 2016, respectively, compared to the prior fiscal year due primarily to the continuing decline in minutes of use and revenue from calls made in the U.S. and terminating in Mexico. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate because many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans. In addition, the decrease in Retail Communications’ revenue in fiscal 2017 and fiscal 2016 compared to the prior fiscal year was due to continuing revenue declines in Europe, South America and Asia, and continuing revenue declines from traditional disposable calling cards in the U.S. Retail Communications’ minutes of use decreased 17.1% and 12.4% in fiscal 2017 and fiscal 2016, respectively, compared to the prior fiscal year because of decreases in Boss Revolution and traditional disposable calling cards’ minutes of use. In addition, minutes of use decreased in Europe, South America and Asia in fiscal 2017 and fiscal 2016 compared to the prior fiscal year. In March 2017, we launched the updated Boss Revolution Calling app that includes free app-to-app calling and messaging. The updated calling app is available in several languages in the iTunes and Google Play stores. The Boss Revolution Calling app also integrates seamlessly with the recently launched Boss Revolution Money app, which features international money transfers, mobile airtime top-up and electronic gift cards. Retail Communications revenue comprised 41.7%, 45.8% and 47.0% of Telecom Platform Services’ revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Wholesale Carrier Services’ revenues increased 7.3% in fiscal 2017 compared to fiscal 2016 due to an increase in traditional carrier revenues, primarily from growth in traffic carried to higher revenue per minute destinations in Africa and the Middle East. Wholesale Carrier Services minutes of use increased 2.9% in fiscal 2017 compared to fiscal 2016 due to increases in traditional carrier minutes of use and minutes of use from our web-based, prepaid termination services portal. Wholesale Carrier Services’ revenues declined 6.9% in fiscal 2016 compared to fiscal 2015 because the traffic mix shifted towards lower revenue per minute destinations and certain exchange rate driven arbitrage-pricing opportunities in Latin America declined. Wholesale Carrier Services minutes of use decreased 1.5% in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in traditional carrier minutes of use partially offset by an increase in our web-based prepaid termination service’s minutes of use. Wholesale Carrier Services revenue comprised 41.6%, 39.1% and 39.5 % of Telecom Platform Services’ revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Payment Services’ revenues grew 11.8% and 5.3% in fiscal 2017 and fiscal 2016, respectively, compared to the prior fiscal year due to increases in revenue from our international airtime top-up service, our international money transfer service, and in fiscal 2017 compared to fiscal 2016, from our National Retail Solutions point-of-sale terminal business. We have money transmitter licenses in 47 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. In fiscal 2017, our international money transfer service expanded when online operations commenced in New York. Future growth in Payment Services is expected from the new Boss Revolution Money app that features international money transfers, mobile airtime top-up and electronic gift cards, and from expansion of money transfer services in New York and California via retailers. National Retail Solutions is also expected to continue growing. Payment Services revenue comprised 16.7%, 15.1% and 13.5% of Telecom Platform Services’ revenue in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

UCaaS’ revenue increased 11.8% in fiscal 2017 compared to fiscal 2016 due to increases in hosted PBX, SIP Trunking, and cable telephony revenues. We successfully leveraged our global infrastructure to launch our hosted PBX offerings in Brazil and Argentina in January 2017 and May 2017, respectively. UCaaS’ revenue decreased 10.5% in fiscal 2016 compared to fiscal 2015 primarily due to a decrease in revenues from our cable telephony business.

Consumer Phone Services’ revenues declined 20.2% and 20.3% in fiscal 2017 and fiscal 2016, respectively, compared to the prior fiscal year, as we continued to operate the business in harvest mode. This strategy has been in effect since calendar 2005 when the FCC decided to terminate the UNE-P pricing regime, which resulted in significantly inferior economics in the operating model for this business. We anticipate that Consumer Phone Services’ customer base and revenues will continue to decline. Minutes of use relating to our Consumer Phone Services segment is not tracked as a meaningful business metric as the domestic traffic generated by this segment is not carried on our network, and the international traffic generated by this segment, though carried on our own network, is insignificant.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Direct cost of revenues
Telecom Platform Services	$1,261.0	$1,229.1	$1,307.8	$31.9	2.6%	$(78.7)	(6.0)%
UCaaS	12.0	13.4	14.5	(1.4)	(10.7)	(1.1)	(7.9)
Consumer Phone Services	2.5	3.1	4.0	(0.6)	(18.7)	(0.9)	(23.6)
Total direct cost of revenues	$1,275.5	$1,245.6	$1,326.3	$29.9	2.4%	$(80.7)	(6.1)%

Year ended July 31,	2017	2016	2015	2017 change from 2016	2016 change from 2015
Direct cost of revenues as a percentage of revenues
Telecom Platform Services	86.1%	84.7%	84.7%	1.4%	—%
UCaaS	40.6	50.8	49.4	(10.2)	1.4
Consumer Phone Services	45.7	44.9	46.8	0.8	(1.9)
Total	85.1%	83.9%	83.9%	1.2%	—%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in fiscal 2017 compared to fiscal 2016 due to increases in Wholesale Carrier Services’ and Payment Services’ direct cost of revenues in fiscal 2017 compared to fiscal 2016, partially offset by a decrease in Retail Communications’ direct cost of revenues in fiscal 2017 compared to fiscal 2016. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 140 basis points in fiscal 2017 compared to fiscal 2016 primarily because the increase in Wholesale Carrier Services’ direct cost of revenues exceeded the increase in its revenues.

Direct cost of revenues in Telecom Platform Services decreased in fiscal 2016 compared to fiscal 2015 mainly due to the decreases in Telecom Platform Services’ revenues and minutes of use in fiscal 2016 compared to fiscal 2015. Direct cost of revenues as a percentage of revenues in Telecom Platform Services was unchanged in fiscal 2016 compared to fiscal 2015. The loss of revenue from the relatively high margin exchange-rate driven arbitrage pricing opportunities in Latin American, the decline in margin contribution from the cable telephony business, and pricing pressure on airtime top-up offerings in fiscal 2016 compared to fiscal 2015 were offset by an increase in Retail Communications’ average revenue per minute.

Direct cost of revenues in UCaaS decreased in fiscal 2017 and fiscal 2016 compared to the prior fiscal year because of decreases in the direct cost of revenues in SIP Trunking and cable telephony service, partially offset by an increase in hosted PBX direct cost of revenues.

Direct cost of revenues in our Consumer Phone Services segment decreased in fiscal 2017 and fiscal 2016 compared to the prior fiscal year primarily because of the declining customer base.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Selling, general and administrative expenses
Telecom Platform Services	$162.4	$174.8	$187.7	$(12.4)	(7.1)%	$(12.9)	(6.9)%
UCaaS	15.5	11.8	11.9	3.7	31.2	(0.1)	(1.2)
Consumer Phone Services	1.9	2.6	3.3	(0.7)	(25.8)	(0.7)	(22.9)
Total selling, general and administrative expenses	$179.8	$189.2	$202.9	$(9.4)	(4.9)%	$(13.7)	(6.8)%

Selling, General and Administrative. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in fiscal 2017 compared to fiscal 2016 primarily due to a decrease in employee compensation. Selling, general and administrative expenses in our Telecom Platform Services segment decreased in fiscal 2016 compared to fiscal 2015 primarily due to decreases in employee compensation, marketing and advertising costs, call center expenses, internal sales commissions and facilities expense. The decreases in employee compensation in fiscal 2017 and fiscal 2016 compared to the prior fiscal year were the result of headcount reductions in fiscal 2016 and fiscal 2015 that were partially offset by annual payroll increases. As a percentage of Telecom Platform Services’ revenues, Telecom Platform Services’ selling, general and administrative expenses were 11.1%, 12.0% and 12.2% in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Selling, general and administrative expenses in our UCaaS segment increased in fiscal 2017 compared to fiscal 2016 due to an increase in employee compensation for sales and information technology employees. We increased employees and compensation in our UCaaS segment in fiscal 2017 as we invested in the growth of UCaaS’ revenues. Selling, general and administrative expenses in our UCaaS segment were substantially unchanged in fiscal 2016 and fiscal 2015.

Selling, general and administrative expenses in our Consumer Phone Services segment decreased in fiscal 2017 and fiscal 2016 compared to the prior fiscal year as the cost structure for this segment continued to be right-sized to the needs of its declining revenue base.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Depreciation and amortization
Telecom Platform Services	$16.1	$15.7	$13.8	$0.4	2.2%	$1.9	14.7%
UCaaS	3.9	2.8	2.4	1.1	40.4	0.4	14.7
Consumer Phone Services	—	—	—	—	—	—	—
Total depreciation and amortization	$20.0	$18.5	$16.2	$1.5	7.9%	$2.3	14.7%

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2017 and fiscal 2016 compared to the prior fiscal year was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Severance expense
Telecom Platform Services	$—	$6.2	$7.7	$(6.2)	(100.0)%	$(1.5)	(19.4)%
UCaaS	—	—	—	—	—	—	—
Consumer Phone Services	—	—	—	—	—	—	—
Total severance expense	$—	$6.2	$7.7	$(6.2)	(100.0)%	$(1.5)	(19.4)%

Severance Expense. In July 2016 and February and March 2015, we completed separate reductions of our workforce. Telecom Platform Services incurred severance expense of $6.2 million and $5.8 million in fiscal 2016 and fiscal 2015, respectively. In addition, severance expense in fiscal 2015 included $1.9 million due to a downsizing of certain Telecom Platform Services’ sales and administrative functions in Europe and the U.S.

Gain on Sale of Member Interest in Visa Europe Ltd. In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Limited, our Gibraltar-based bank, was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). At July 31, 2017 and 2016, the carrying value of the shares of Visa Inc. Series C preferred stock was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to effect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. The deferred payment receivable plus 4% compounded annual interest is due in June 2019. In fiscal 2016, we recorded a gain of $7.5 million in our Telecom Platform Services segment from the sale of our member interest in Visa Europe, which was included in the segment’s income from operations. In fiscal 2017, we recorded an adjustment to the gain of $0.1 million, which reduced the segment’s income from operations.

Other Operating Loss. The Telecom Platform Services segment’s income from operations in fiscal 2016 included a loss on disposal of property, plant and equipment of $0.3 million due to the write-off of capitalized costs of certain projects that were terminated prior to completion.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Income from operations
Telecom Platform Services	$24.4	$32.8	$26.4	$(8.4)	(25.6)%	$6.4	24.2%
UCaaS	(1.9)	(1.6)	0.5	(0.3)	(16.6)	(2.1)	(400.0)
Consumer Phone Services	1.1	1.2	1.3	(0.1)	(12.3)	(0.1)	(3.2)
Total income from operations	$23.6	$32.4	$28.2	$(8.8)	(27.1)%	$4.2	15.0%

All Other

Currently, we report aggregate results for all of our operating businesses other than IDT Telecom in All Other. On June 1, 2016, we completed the Zedge Spin-Off. The disposition of Zedge did not meet the criteria to be reported as a discontinued operation and accordingly, its assets, liabilities, results of operations and cash flows have not been reclassified. Therefore, All Other included twelve months of Zedge’s results of operations in fiscal 2015 compared to ten months in fiscal 2016 and none in fiscal 2017. In addition, Fabrix was included in All Other until it was sold in October 2014. Therefore, in fiscal 2015, All Other included two months of Fabrix’ results of operations compared to none in fiscal 2017 and fiscal 2016.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Revenues	$2.7	$11.5	$15.4	$(8.8)	(76.2)%	$(3.9)	(25.5)%
Direct cost of revenues	(0.2)	(1.0)	(2.0)	0.8	75.6	1.0	49.3
Selling, general and administrative	(0.5)	(5.4)	(8.3)	4.9	91.6	2.9	35.4
Depreciation	(1.7)	(2.0)	(2.3)	0.3	14.7	0.3	11.4
Research and development	—	—	(1.7)	—	—	1.7	100.0
Gain on sale of interest in Fabrix Systems Ltd.	—	1.1	76.9	(1.1)	(100.0)	(75.8)	(98.6)
Income from operations	$0.3	$4.2	$78.0	$(3.9)	(91.8)%	$(73.8)	(94.7)%

Following is the results of operations of Zedge, which were included in All Other until the Zedge Spin-Off on June 1, 2016:

Zedge

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Revenues	$—	$9.5	$9.0	$(9.5)	(100.0)%	$0.5	4.6%
Direct cost of revenues	—	1.0	1.1	(1.0)	(100.0)	(0.1)	(7.7)
Selling, general and administrative	—	5.9	6.8	(5.9)	(100.0)	(0.9)	(14.2)
Depreciation	—	0.3	1.0	(0.3)	(100.0)	(0.7)	(70.8)
Income from operations	$—	$2.3	$0.1	$(2.3)	(100.0)%	$2.2	nm

nm—not meaningful

Following is the results of operations of Fabrix, which were included in All Other until it was sold in October 2014:

Fabrix

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Revenues	$—	$—	$4.2	$—	—%	$(4.2)	(100.0)%
Direct cost of revenues	—	—	0.9	—	—	(0.9)	(100.0)
Selling, general and administrative	—	—	0.6	—	—	(0.6)	(100.0)
Depreciation	—	—	0.1	—	—	(0.1)	(100.0)
Research and development	—	—	1.7	—	—	(1.7)	(100.0)
Income (loss) from operations	$—	$—	$0.9	$—	—%	$(0.9)	(100.0)%

Revenues. In April 2016, we entered into two leases with tenants for space in our headquarters building at 520 Broad Street, Newark, New Jersey. The first lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The second lease is for a portion of the ground floor and basement for a term of ten years, seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017.

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

Corporate

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
General and administrative expenses	$8.0	$10.1	$10.9	$(2.1)	(20.5)%	$(0.8)	(7.8)%
Severance expense	—	0.3	0.6	(0.3)	(100.0)	(0.3)	(50.8)
Other operating loss	10.4	—	1.6	10.4	nm	(1.6)	(100.0)
Loss from operations	$18.4	$10.4	$13.1	$8.0	77.2%	$(2.7)	(20.8)%

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

General and Administrative. The decrease in Corporate general and administrative expenses in fiscal 2017 compared to fiscal 2016 was primarily due to decreases in payroll and related expense and legal fees, partially offset by an increase in stock-based compensation expense. The decrease in Corporate general and administrative expenses in fiscal 2016 compared to fiscal 2015 was primarily due to decreases in insurance, stock-based compensation, and the charitable contributions accrual, partially offset by an increase in payroll and related expense. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.5%, 0.7% and 0.7% in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Severance expense. In July 2016 and February and March 2015, we completed separate reductions of our workforce. Corporate incurred severance expense of $0.3 million and $0.6 million in fiscal 2016 and fiscal 2015, respectively.

Other Operating Loss. The Separation Agreement related to the spin-off of our former subsidiary, Straight Path, provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described below and related matters. On April 9, 2017, we entered into a binding term sheet with Straight Path that provides for, among other things, the settlement and mutual release of the potential indemnification claims asserted by each of us and Straight Path in connection with, among other things, liabilities (including but not limited to fines, fees or penalties) that may exist or arise relating to the subject matter of the investigation by the FCC. In April 2017, in connection with this term sheet, we recorded a liability of $10.0 million. In addition, in fiscal 2017, we incurred legal fees of $0.9 million related to the FCC investigation of potential license violations by Straight Path Spectrum LLC (formerly a subsidiary of ours) and the term sheet with Straight Path, and we received insurance proceeds related to the FCC investigation of $0.5 million. Corporate’s other operating loss in fiscal 2015 included losses related to legal matters.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $3.7 million, $2.7 million and $5.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. At July 31, 2017, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $5.8 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

(in millions)				2017 change from 2016		2016 change from 2015
Year ended July 31,	2017	2016	2015	$	%	$	%
Income from operations	$5.5	$26.2	$93.1	$(20.7)	(78.8)%	$(66.9)	(71.8)%
Interest income (expense), net	1.3	1.2	(0.2)	0.1	3.1	1.4	864.8
Other income (expense), net	0.8	2.0	(0.7)	(1.2)	(60.1)	2.7	397.8
Benefit from (provision for) income taxes	2.0	(4.1)	(6.1)	6.1	149.2	2.0	32.5
Net income	9.6	25.3	86.1	(15.7)	(62.0)	(60.8)	(70.6)
Net income attributable to noncontrolling interests	(1.4)	(1.8)	(1.6)	0.4	20.6	(0.2)	(13.5)
Net income attributable to IDT Corporation	$8.2	$23.5	$84.5	$(15.3)	(65.2)%	$(61.0)	(72.2)%

Other Income (Expense), net. Other income (expense), net consists of the following:

(in millions) Year ended July 31,	2017	2016	2015
Foreign currency transaction gains (losses)	$0.3	$1.0	$(1.7)
Gain (loss) on marketable securities	0.3	0.5	(0.1)
Gain (loss) on investments	0.4	(0.4)	1.5
Other	(0.2)	0.9	(0.4)
TOTAL	$0.8	$2.0	$(0.7)

Income Taxes. In fiscal 2017, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., or Elmion, a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $16.6 million in fiscal 2017 from the full recognition of the Elmion deferred tax assets. The gains on the sale of our member interest in Visa Europe Ltd. of $7.5 million in fiscal 2016, and on the sale of our interest in Fabrix of $1.1 million and $76.9 million in fiscal 2016 and fiscal 2015, respectively, were recorded by certain of our wholly-owned non-U.S. subsidiaries. The gains are not taxable in the subsidiary’s tax domicile and are not subject to U.S. tax until repatriated. There are no current plans to repatriate the proceeds of the sales. The increase in income tax expense in fiscal 2017 compared to fiscal 2016, excluding the benefit from income taxes in fiscal 2017 and the non-taxable gains in fiscal 2016 described above, was generally due to the differences in rates in the jurisdictions where the results were recorded. The decrease in income tax expense in fiscal 2016 compared to fiscal 2015 was primarily due to a decrease in foreign income tax expense, partially offset by an increase in federal income tax expense.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in fiscal 2017 compared to fiscal 2016 was primarily due to the noncontrolling interests in the net income of Zedge, which was included in our results of operations until the Zedge Spin-Off on June 1, 2016. The remaining change in fiscal 2017 compared to fiscal 2016 was mostly due to a decrease in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries due to a decrease in the net income of these subsidiaries. The increase in the net income attributable to noncontrolling interests in fiscal 2016 compared to fiscal 2015 was due to sale of Fabrix in fiscal 2015 and the change in Zedge’s results of operations from net loss to net income, partially offset by the decrease in net income of certain IDT Telecom subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2018 and the balance of cash, cash equivalents and marketable securities that we held on July 31, 2017 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2018.

At July 31, 2017, we had cash, cash equivalents and marketable securities of $148.6 million and working capital (current assets in excess of current liabilities) of $8.3 million. At July 31, 2017, we also had $8.6 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At July 31, 2017, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $10.8 million held by IDT Payment Services that was unavailable for other purposes.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets, and consisted of approximately $375 million at July 31, 2017. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

(in millions) Year ended July 31,	2017	2016	2015
Cash flows provided by (used in)
Operating activities	$19.0	$49.1	$30.5
Investing activities	(39.6)	(16.5)	2.9
Financing activities	6.8	(27.6)	(70.2)
Effect of exchange rate changes on cash and cash equivalents	0.3	(5.8)	(6.7)
Decrease in cash and cash equivalents	$(13.5)	$(0.8)	$(43.5)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

On July 31, 2013, we completed the pro rata distribution of the common stock of our subsidiary Straight Path to our stockholders. On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of ours and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We have cooperated with the FCC in this matter and have responded to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us.

The Separation and Distribution Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On April 9, 2017, we entered into a binding term sheet with Straight Path that provides for, among other things, the settlement and mutual release of the potential indemnification claims asserted by each of us and Straight Path in connection with, among other things, liabilities (including but not limited to fines, fees or penalties) that may exist or arise relating to the subject matter of the investigation by the FCC. Pursuant to this term sheet, Straight Path will transfer to us or our affiliate, subsidiary, or assignee, Straight Path’s ownership interest in SPIP Group for $6 million, the parties will provide mutual releases, and we will pay Straight Path $10 million and stockholders of Straight Path will receive 22% of the net proceeds, if any, received by SPIP Group from any license, transfer or assignment of any of the patent rights held by SPIP Group as of the effective date of transfer, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received following the effective date of transfer) to be pursued under the terms of the term sheet.

On April 10, 2017, our Board of Directors and its Corporate Governance Committee approved the transfer by us of the ownership interest in SPIP Group to an entity to be organized by Howard S. Jonas in exchange for $6.0 million, which is the price to be paid by us to Straight Path for the ownership interest in SPIP Group under the settlement arrangement with Straight Path. The new entity will assume our obligations to Straight Path and its stockholders with respect to the net proceeds, if any, related to the patents as described above.

Pursuant to the Separation and Distribution Agreement, we paid Straight Path $0.1 million, $0.1 million and $2.8 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, in connection with our obligation to reimburse Straight Path for the payment of its liabilities arising or related to the period prior to the Straight Path Spin-Off.

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

In fiscal 2015, Fabrix received $2.0 million in cash from sales of software licenses and support services.

Investing Activities

Our capital expenditures were $22.9 million in fiscal 2017 compared to $18.4 million in fiscal 2016 and $28.6 million in fiscal 2015. Capital expenditures in fiscal 2015 included expenditures for the renovations of the first four floors of our building located at 520 Broad Street, Newark, New Jersey. We currently anticipate that total capital expenditures in fiscal 2018 will be between $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On December 23, 2016, we acquired all of the outstanding shares of Live Ninja, a business communications company that provides chat and messaging capabilities for small and medium-sized businesses with the ability to transfer a conversation from one channel of communications (for example, the web) to another (such as a mobile phone). The Live Ninja team has been tasked with helping expand the development of our PicuP service. We paid $2.0 million at closing, and expect to pay an additional $2.3 million through December 2018 for fixed and contingent payment obligations. In fiscal 2017, the cash paid for the acquisition, net of cash acquired was $1.8 million.

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

In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Ltd. was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). At July 31, 2017 and 2016, the carrying value of the shares of Visa Inc. Series C preferred stock was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to effect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. The deferred payment receivable plus 4% compounded annual interest is due in June 2019. In fiscal 2016, we recorded a gain of $7.5 million from the sale of our member interest in Visa Europe.

In fiscal 2017, fiscal 2016 and fiscal 2015, we used cash of $9.4 million, $2.0 million and $0.1 million, respectively, for additional investments. In September 2016, Rafael issued to our 50%-owned subsidiary, CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million cash investment on such date plus the conversion of a $2 million principal amount convertible promissory notes that was issued in connection with prior funding. In addition, in fiscal 2017, we used cash of $1.4 million for additional investments in Lipomedix, a development-stage, privately held Israeli company focused on the development of an innovative, safe and effective cancer therapy based on liposome delivery. We own ordinary shares of Lipomedix representing approximately 38.9% of the issued and outstanding ordinary shares. We have the option to invest an additional $0.9 million in Lipomedix, which would increase our aggregate ownership to 50.6% of the issued share capital on a fully diluted basis. The option expires on the earlier of (1) a merger or acquisition transaction, (2) an initial public offering, or (3) November 30, 2017. In fiscal 2016, we used cash of $1.9 million for investment in Rafael and $0.1 million for investment in Lipomedix.

We received $15,000, $0.6 million and $0.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, from the redemption of certain of our investments.

In fiscal 2017, fiscal 2016 and fiscal 2015, we used cash of $53.4 million, $46.9 million and $52.4 million, respectively, to purchase marketable securities.

Proceeds from maturities and sales of marketable securities were $48.0 million, $35.0 million and $24.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Financing Activities

In fiscal 2017, we paid aggregate cash dividends of $0.76 per share on our Class A common stock and Class B common stock, or $17.9 million in total. In fiscal 2016, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.4 million in total. In fiscal 2015, we paid aggregate cash dividends of $2.03 per share on our Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively. In September 2017, our Board of Directors declared a dividend of $0.19 per share for the fourth quarter of fiscal 2017 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about October 20, 2017 to stockholders of record as of the close of business on October 16, 2017.

We distributed cash of $1.5 million, $1.8 million and $2.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, to the noncontrolling interests in certain of our subsidiaries.

On June 9, 2017, we sold 1.0 million shares of our Class B common stock to Howard S. Jonas for aggregate consideration of $14.9 million. The price per share of $14.93 was equal to the closing price of our Class B common stock on May 1, 2017, the day prior to the approval of the sale by our Board of Directors and Corporate Governance Committee. On April 11, 2017, we sold 728,332 treasury shares of our Class B common stock to Howard S. Jonas for aggregate consideration of $10.0 million. The price per share of $13.73 was equal to the closing price of our Class B common stock on April 10, 2017.

On March 2, 2017, we sold 10% of our direct and indirect interest and rights in Rafael to Howard S. Jonas for a purchase price of $1 million.

In connection with our investment in Rafael, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investments. In fiscal 2017 and fiscal 2016, we received cash of $1.2 million and $8.8 million, respectively, from third parties for member interests in CS Pharma. We hold a 50% interest in CS Pharma and we are the managing member. At July 31, 2016, the $8.8 million received was included in “Other current liabilities” in our consolidated balance sheet pending the issuance of the member interests.

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

We received proceeds from the exercise of our stock options of $0.8 million in fiscal 2017, nil in fiscal 2016, and $3.4 million in fiscal 2015. In fiscal 2017 and fiscal 2015, we issued 73,471 and 244,938 shares, respectively, of our Class B common stock for the stock option exercises.

We paid the outstanding principal of $6.4 million on the mortgage on our building in Piscataway, New Jersey on the maturity date of September 1, 2015.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2018. There were no amounts borrowed under the facility in fiscal 2017, fiscal 2016 and fiscal 2015. In fiscal 2015, we repaid $13.0 million. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At July 31, 2017 and 2016, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $94.9 and $91.1 million, respectively.

Repayments of other borrowings were nil, nil, and $0.3 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

On June 25, 2015, we purchased 404,967 shares of our Class B common stock from Howard S. Jonas. The purchase price was $18.52 per share, the share price at the close of business on June 23, 2015. The aggregate purchase price was $7.5 million.

In fiscal 2017, fiscal 2016 and fiscal 2015, we paid $1.8 million, $0.1 million and $2.8 million, respectively to repurchase 94,338; 11,250 and 152,856 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in fiscal 2017. In fiscal 2016, we repurchased 398,376 shares of our Class B common stock for an aggregate purchase price of $4.6 million. In fiscal 2015, we repurchased 29,675 shares of our Class B common stock for an aggregate purchase price of $0.4 million. At July 31, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program.

Changes in Trade Accounts Receivable, Allowance For Doubtful Accounts and Deferred Revenue

Gross trade accounts receivable increased to $67.6 million at July 31, 2017 from $51.2 million at July 31, 2016 primarily due to a $16.4 million increase in IDT Telecom’s gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to amounts billed in fiscal 2017 in excess of collections during the period. In particular, our revenues from certain large wholesale customers increased for which portions of the receivable balances were collected subsequent to July 31, 2017.

The allowance for doubtful accounts was $2.7 million and $4.0 million at July 31, 2017 and 2016, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 3.9% at July 31, 2017 from 7.7% at July 31, 2016 mostly due to the 32.1% increase in the gross accounts receivable balance. In addition, uncollectible accounts written off, net of recoveries, during fiscal 2017 exceeded amounts reserved during the same period.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of prepaid products. Deferred revenue decreased to $76.5 million at July 31, 2017 from $85.7 million at July 31, 2016 primarily due to a decrease in the IDT Telecom U.S. Boss Revolution balance, as well as a decrease in IDT Telecom’s deferred revenue balance in Europe.

Other Sources and Uses of Resources

On June 22, 2017, IDT Telecom, Inc. entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDT Financial Services Holding Limited is the sole shareholder of IDT Financial Services Limited, our Gibraltar-based bank. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDT Financial Services Holding Limited of £2.9 million ($3.8 million at July 31, 2017) plus an amount equal to the value of IDT Financial Services Holding Limited’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDT Financial Services Holding Limited. The net asset value of IDT Financial Services Holding Limited is expected to be at closing approximately £11 million ($14.5 million at July 31, 2017). A portion of the purchase price will be placed in escrow and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is expected to close in calendar 2017, subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement.

We intend to spin-off our wholly-owned subsidiary, Rafael Holdings, Inc., to our stockholders. Rafael Holdings, Inc. will own certain commercial real estate assets and interests in Rafael and Lipomedix. We intend to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments at July 31, 2017:

CONTRACTUAL OBLIGATIONS

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Operating leases	$6.5	$2.5	$2.1	$1.3	$0.6
Straight Path obligation	16.0	16.0	—	—	—
Revolving credit unused commitment fee	0.1	0.1	—	—	—
Purchase commitments	3.1	3.1	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS(1)(2)	$25.7	$21.7	$2.1	$1.3	$0.6

(1)	The above table does not include an aggregate of $15.1 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

(2)	In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, we deposited $11.75 million into an escrow account as security for the benefit of the telecom operator. The above table does not include the committed amounts due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2017, we had aggregate performance bonds of $15.1 million outstanding.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations represented 31%, 29% and 30% of our consolidated revenues in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of July 31, 2017, the carrying value of our marketable securities and investments in hedge funds were $58.3 million and $8.6 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers of our funds will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements of the Company and the reports of the independent registered public accounting firms thereon starting on page F-1 are included herein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2017.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2017. In making this assessment, the Company’s management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2017 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2017.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Corporate Secretary

Menachem Ash—Executive Vice President of Strategy and Legal Affairs

Anthony S. Davidson—Senior Vice President—Technology

Bill Pereira—Chief Executive Officer and President of IDT Telecom

Directors

Howard S. Jonas—Chairman of the Board

Bill Pereira—Chief Executive Officer and President of IDT Telecom

Michael Chenkin—Certified Public Accountant; previously worked in the Audit Department of Coopers and Lybrand and as a consultant to the securities industry

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2017, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.03, 10.04, 10.05, 10.06, 10.07, 10.09, 10.10 and 10.11 are management contracts or compensatory plans or arrangements.

The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

■	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
■	may apply standards of materiality that differ from those of a reasonable investor; and
■	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.03(3)	Fourth Amended and Restated Employment Agreement, dated December 14, 2016, between the Registrant and Howard S. Jonas.

10.04(4)	1996 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.05(5)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.06(6)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.07(7)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.08(8)	Credit Agreement, dated July 12, 2012, between IDT Telecom, Inc. and TD Bank, N.A.

Exhibit Number	Description of Exhibits

10.09(9)	Stock Grant Agreement between the Registrant and Howard Jonas, dated December 27, 2012.

10.10*	Stock Option Agreement between the Registrant and Howard Jonas, dated May 2, 2017.

10.11*	Assignment Agreement between the Registrant and Howard Jonas, dated September 19, 2017.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

23.02*	Consent of Grant Thornton LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2009.

(3)	Incorporated by reference to Form 8-K, filed December 20, 2016.

(4)	Incorporated by reference to Schedule 14A, filed November 3, 2004.

(5)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(6)	Incorporated by reference to Form S-8, filed October 14, 2016.

(7)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2012, filed October 15, 2012

(9)	Incorporated by reference to Form 8-K, filed December 31, 2012.
51

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 16, 2017
Shmuel Jonas	(Principal Executive Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 16, 2017
Howard S. Jonas

/s/ Marcelo Fischer	Senior Vice President—Finance	October 16, 2017
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 16, 2017
Mitch Silberman	(Principal Accounting Officer)

/s/ Bill Pereira	Director	October 16, 2017
Bill Pereira

/s/ Michael Chenkin	Director	October 16, 2017
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 16, 2017
Eric F. Cosentino

/s/ Judah Schorr	Director	October 16, 2017
Judah Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Newark, New Jersey

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2017 based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of July 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended, and our report dated October 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, New Jersey

October 16, 2017

IDT Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IDT Corporation
Newark, New Jersey

We have audited the accompanying consolidated balance sheet of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2017, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Woodbridge, New Jersey
October 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheet of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2016, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended July 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2016, and the results of their operations and their cash flows for each of the two years in the period ended July 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2016

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except per share data)	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$90,344	$104,001
Marketable securities	58,272	52,949
Trade accounts receivable, net of allowance for doubtful accounts of $2,657 and $3,957 at July 31, 2017 and 2016, respectively	64,979	47,230
Prepaid expenses	14,506	14,601
Other current assets	18,749	13,188
Assets held for sale	124,267	107,084
TOTAL CURRENT ASSETS	371,117	339,053
Property, plant and equipment, net	88,994	87,334
Goodwill	11,326	11,218
Investments	26,894	14,024
Deferred income tax assets, net	11,841	9,554
Other assets	3,657	3,345
Assets held for sale	5,134	5,130
TOTAL ASSETS	$518,963	$469,658
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$40,989	$29,797
Accrued expenses	125,359	117,268
Deferred revenue	76,451	85,700
Other current liabilities	4,659	14,092
Liabilities held for sale	115,318	96,963
TOTAL CURRENT LIABILITIES	362,776	343,820
Other liabilities	1,080	1,200
Liabilities held for sale	550	435
TOTAL LIABILITIES	364,406	345,455
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2017 and 2016	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,561 and 25,383 shares issued and 23,264 and 21,452 shares outstanding at July 31, 2017 and 2016, respectively	256	254
Additional paid-in capital	394,462	396,243
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,297 and 3,931 shares of Class B common stock at July 31, 2017 and 2016, respectively	(83,304)	(115,316)
Accumulated other comprehensive loss	(2,343)	(3,744)
Accumulated deficit	(163,370)	(153,673)
Total IDT Corporation stockholders’ equity	145,734	123,797
Noncontrolling interests	8,823	406
TOTAL EQUITY	154,557	124,203
TOTAL LIABILITIES AND EQUITY	$518,963	$469,658

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2017	2016	2015
REVENUES	$1,501,729	$1,496,261	$1,596,777
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,275,708	1,246,594	1,328,363
Selling, general and administrative (i)	188,293	204,655	222,239
Depreciation and amortization	21,704	20,535	18,418
Research and development	—	—	1,656
Severance	—	6,510	8,363
TOTAL COSTS AND EXPENSES	1,485,705	1,478,294	1,579,039
Other (see Note 12)	(10,412)	(326)	(1,552)
(Adjustment to) gain on sale of member interest in Visa Europe Ltd.	(63)	7,476	—
Gain on sale of interest in Fabrix Systems, Ltd.	—	1,086	76,864
Income from operations	5,549	26,203	93,050
Interest income (expense), net	1,254	1,216	(159)
Other income (expense), net	817	2,049	(688)
Income before income taxes	7,620	29,468	92,203
Benefit from (provision for) income taxes	2,021	(4,110)	(6,088)
NET INCOME	9,641	25,358	86,115
Net income attributable to noncontrolling interests	(1,464)	(1,844)	(1,625)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$8,177	$23,514	$84,490

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.35	$1.03	$3.69
Diluted	$0.35	$1.03	$3.63

Weighted-average number of shares used in calculation of earnings per share:
Basic	23,182	22,765	22,903
Diluted	23,309	22,815	23,247

(i) Stock-based compensation included in selling, general and administrative expenses	$3,740	$2,680	$5,185

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2017	2016	2015
NET INCOME	$9,641	$25,358	$86,115
Other comprehensive income (loss):
Change in unrealized gain (loss) on available-for-sale securities	2,126	583	(567)
Foreign currency translation adjustments	(725)	(6,127)	(2,432)
Other comprehensive income (loss)	1,401	(5,544)	(2,999)
COMPREHENSIVE INCOME	11,042	19,814	83,116
Comprehensive income attributable to noncontrolling interests	(1,464)	(1,844)	(1,625)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$9,578	$17,970	$81,491

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JULY 31, 2014	3,272	$33	24,587	$246	$392,858	$(99,841)	$3,668	$(196,725)	$925	$101,164
Dividends declared ($2.03 per share)	—	—	—	—	—	—	—	(47,594)	—	(47,594)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(2,777)	—	—	—	(2,777)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(425)	—	—	—	(425)
Exercise of stock options	—	—	245	2	3,422	—	—	—	—	3,424
Stock-based compensation	—	—	—	—	5,604	—	—	—	62	5,666
Restricted stock issued to employees and directors	—	—	373	4	(4)	—	—	—	—	—
Stock issued for matching contributions to the 401(k) Plan	—	—	71	1	1,266	—	—	—	—	1,267
Purchase of Class B common stock from Howard S. Jonas	—	—	—	—	—	(7,500)	—	—	—	(7,500)
Other	—	—	—	—	—	—	—	—	9	9
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(2,050)	(2,050)
Sale of interest in Fabrix Systems Ltd.	—	—	—	—	—	—	102	—	538	640
Other comprehensive loss	—	—	—	—	—	—	(2,999)	—	—	(2,999)
Net income for the year ended July 31, 2015	—	—	—	—	—	—	—	84,490	1,625	86,115
BALANCE AT JULY 31, 2015	3,272	$33	25,276	$253	$403,146	$(110,543)	$771	$(159,829)	$1,109	$134,940

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Dividends declared ($0.75 per share)	—	—	—	—	—	—	—	(17,358)	—	(17,358)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(134)	—	—	—	(134)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(4,639)	—	—	—	(4,639)
Exercise of subsidiary stock options	—	—	—	—	—	—	—	—	9	9
Stock-based compensation	—	—	—	—	2,680	—	—	—	—	2,680
Restricted stock issued to employees and directors	—	—	12	—	—	—	—	—	—	—
Other	—	—	—	—	2	—	—	—	—	2
Stock issued for matching contributions to the 401(k) Plan	—	—	95	1	1,410	—	—	—	—	1,411
Sale of Zedge equity prior to the spin-off	—	—	—	—	374	—	—	—	—	374
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,834)	(1,834)
Zedge Spin-Off	—	—	—	—	(11,369)	—	1,029	—	(722)	(11,062)
Other comprehensive loss	—	—	—	—	—	—	(5,544)	—	—	(5,544)
Net income for the year ended July 31, 2016	—	—	—	—	—	—	—	23,514	1,844	25,358
BALANCE AT JULY 31, 2016	3,272	$33	25,383	$254	$396,243	$(115,316)	$(3,744)	$(153,673)	$406	$124,203

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
							Accumulated
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
Dividends declared ($0.76 per share)	—	—	—	—	—	—	—	(17,874)	—	(17,874)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,838)	—	—	—	(1,838)
Exercise of stock options	—	—	73	1	835	—	—	—	—	836
Stock-based compensation	—	—	105	1	3,739	—	—	—	—	3,740
Sale of Class B common stock to Howard S. Jonas	—	—	—	—	(8,920)	33,850	—	—	—	24,930
Sale of interest and rights in Rafael Pharmaceuticals, Inc. to Howard S. Jonas (see Note 2)	—	—	—	—	(185)	—	—	—	1,185	1,000
Issuance of member interests in CS Pharma Holdings, LLC (see Note 2)	—	—	—	—	2,750	—	—	—	7,250	10,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Other comprehensive loss	—	—	—	—	—	—	1,401	—	—	1,401
Net income for the year ended July 31, 2017	—	—	—	—	—	—	—	8,177	1,464	9,641
BALANCE AT JULY 31, 2017	3,272	$33	25,561	$256	$394,462	$(83,304)	$(2,343)	$(163,370)	$8,823	$154,557

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2017	2016	2015
OPERATING ACTIVITIES
Net income	$9,641	$25,358	$86,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,704	20,535	18,418
Deferred income taxes	(2,329)	3,809	5,877
Provision for doubtful accounts receivable	686	1,519	97
Gain on sale of interest in Fabrix Systems Ltd.	—	(1,086)	(76,864)
Gain on sale of member interest in Visa Europe Ltd.	—	(7,476)	—
Net realized (gain) loss from marketable securities	(323)	(543)	54
Interest in the equity of investments	(356)	362	(1,699)
Stock-based compensation	3,740	2,680	5,185
Change in assets and liabilities:
Restricted cash and cash equivalents	(17,702)	(22,548)	(28,286)
Trade accounts receivable	(17,972)	616	640
Prepaid expenses, other current assets and other assets	(4,856)	8,372	2,122
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	17,344	(10,099)	(4,125)
Customer deposits	18,980	25,344	25,939
Deferred revenue	(9,543)	2,211	(2,939)
Net cash provided by operating activities	19,014	49,054	30,534
INVESTING ACTIVITIES
Capital expenditures	(22,949)	(18,370)	(28,556)
Payment for acquisition, net of cash acquired	(1,827)	—	—
Proceeds from sale of interest in Fabrix Systems Ltd., net of cash and cash equivalents sold	—	9,557	59,678
Proceeds from sale of member interest in Visa Europe Ltd	—	5,597	—
Cash used for purchase of investments	(9,438)	(2,002)	(125)
Proceeds from sales and redemptions of investments	15	634	119
Purchases of marketable securities	(53,402)	(46,909)	(52,360)
Proceeds from maturities and sales of marketable securities	47,996	35,011	24,126
Net cash (used in) provided by investing activities	(39,605)	(16,482)	2,882
FINANCING ACTIVITIES
Dividends paid	(17,874)	(17,358)	(47,594)
Distributions to noncontrolling interests	(1,482)	(1,834)	(2,050)
Sale of Class B common stock to Howard S. Jonas	24,930	—	—
Proceeds from sale of interest and rights in Rafael Pharmaceuticals, Inc. to Howard S. Jonas	1,000	—	—
Proceeds from sale of member interests in CS Pharma Holdings, LLC	1,250	8,750	—
Cash of Zedge deconsolidated as a result of spin-off	—	(6,381)	—
Proceeds from sale of Zedge equity prior to the spin-off	—	374	—
Proceeds from exercise of stock options	836	—	3,424
Repayments of borrowings including revolving credit loan payable	—	(6,353)	(13,271)
Purchase of Class B common stock from Howard S. Jonas	—	—	(7,500)
Repurchases of Class B common stock	(1,838)	(4,773)	(3,202)
Net cash provided by (used in) financing activities	6,822	(27,575)	(70,193)
Effect of exchange rate changes on cash and cash equivalents	292	(5,821)	(6,685)
Net decrease in cash and cash equivalents	(13,477)	(824)	(43,462)
Cash and cash equivalents at beginning of year	109,537	110,361	153,823
Cash and cash equivalents at end of year, including $5,716, $5,536 and $571 held for sale at July 31, 2017, 2016 and 2015, respectively (see Note 3)	$96,060	$109,537	$110,361
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$1,209	$1,205	$745
Cash payments made for income taxes	$576	$779	$320
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$8,750	$—	$—
Net assets excluding cash and cash equivalents of Zedge deconsolidated as a result of spin-off	$—	$(4,681)	$—
Shares of Visa Inc. Series C preferred stock received from sale of member interest in Visa Europe Ltd.	$—	$1,580	$—
Net liabilities excluding cash and cash equivalents of Fabrix Systems Ltd. sold	$—	$—	$14,333

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational holding company with operations primarily in the telecommunications and payment industries.

The Company has three reportable business segments, Telecom Platform Services, Unified Communications as a Service (“UCaaS”) and Consumer Phone Services. Telecom Platform Services provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. UCaaS is comprised of offerings from the Company’s net2phone division, including (1) cable telephony, (2) hosted PBX, (3) SIP Trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Telecom Platform Services, UCaaS and Consumer Phone Services comprise the IDT Telecom division.

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

In August 2015, the Company’s Board of Directors approved a plan to reorganize the Company into three separate entities by spinning off its non-core business and assets, one of which was Zedge, to its stockholders. The Company intends to spin-off the other entity, Rafael Holdings, Inc., a wholly-owned subsidiary of the Company, to its stockholders. Rafael Holdings, Inc. will own certain commercial real estate assets and interests in clinical and early stage pharmaceutical companies. The commercial real estate holdings consist of the Company’s headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for the Company and certain affiliates. The pharmaceutical holdings include interests in Rafael Pharmaceuticals, Inc. (formerly Cornerstone Pharmaceuticals, Inc.) (“Rafael”) and an equity interest in Lipomedix Pharmaceuticals Ltd., an early stage pharmaceutical development company based in Israel. Rafael Holdings, Inc.’s interests in Rafael, which are held through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC (“IDT-Rafael Holdings”), include convertible notes issued by Rafael, and a warrant held by the Company and certain minority holders to purchase up to a majority equity stake in Rafael at the Company’s discretion in accordance with the terms of the convertible note and the warrant (see Note 2). In addition, the Company intends to contribute $50 million to $60 million in cash to Rafael Holdings, Inc. prior to the spin-off.

Basis of Consolidation and Accounting for Investments

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and also includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries. In addition, Rafael is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael that most significantly impact Rafael’s economic performance. All significant intercompany accounts and transactions between the consolidated subsidiaries are eliminated.

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. At July 31, 2017 and 2016, the Company had $9.8 million and $8.0 million, respectively, in investments accounted for using the equity method, and $10.8 million and $7.0 million, respectively, in investments accounted for using the cost method. Equity and cost method investments are included in “Other current assets” or “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other income (expense), net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

Revenue Recognition

Telephone service, which includes domestic and international long distance, local service, and wholesale carrier telephony service, is recognized as revenue when services are provided, primarily based on usage and/or the assessment of fees. Revenue from Boss Revolution PIN-less international calling service and from sales of calling cards, net of customer discounts, is deferred until the service or the cards are used or, calling card administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer, at which time revenue is recognized. Domestic and international airtime top-up revenue is recognized upon redemption. International airtime top-up enables customers to purchase airtime for a prepaid mobile telephone in another country.

IDT Telecom enters into reciprocal transactions pursuant to which IDT Telecom is committed to purchase a specific number of minutes to specific destinations at specified rates, and the counterparty is committed to purchase from IDT Telecom a specific number of minutes to specific destinations at specified rates. The number of minutes purchased and sold in a reciprocal transaction is not necessarily equal. The rates in these reciprocal transactions are generally not at prevailing market rates. In addition, IDT Telecom enters into transactions in which it swaps minutes with another carrier. The Company recognizes revenue and the related direct cost of revenue for these reciprocal and swap transactions based on the fair value of the minutes.

Prior to its spin-off, Zedge generated over 90% of its revenues from selling its advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Zedge advertising revenue was recognized as advertisements were delivered to users through impressions, ad views or app installs, as long as evidence of the arrangement with the payer existed (generally through an executed contract), the price was fixed and determinable, and collectability was reasonably assured.

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

Direct cost of revenues for Zedge consisted of fees paid to third parties for internet hosting, content serving and filtering, and marketing automation services. Such costs were charged to expense as incurred.

Direct cost of revenues for Fabrix consisted primarily of customer support expenses.

Direct cost of revenues excludes depreciation and amortization expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Restricted Cash and Cash Equivalents

The Company classifies the change in its restricted cash and cash equivalents as an operating activity in the accompanying consolidated statements of cash flows because the restrictions are directly related to the operations of IDT Financial Services Limited, the Company’s Gibraltar-based bank, and IDT Telecom.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2017 and 2016, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $10.8 million and $10.5 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable Securities

The Company’s investments in marketable securities are classified as “available-for-sale.” Available-for-sale securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities. The Company periodically evaluates its investments in marketable securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other income (expense), net” in the accompanying consolidated statements of income and a new cost basis in the investment is established.

Long-Lived Assets

Equipment, buildings, computer software, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which range as follows: equipment—5, 7 or 20 years; buildings—40 years; computer software—2, 3 or 5 years; and furniture and fixtures—5, 7 or 10 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

At July 31, 2017 and 2016, the Company had intangible assets with finite useful lives of $0.5 million and $0.7 million, respectively, which were included in “Other assets” in the consolidated balance sheets. Costs associated with obtaining the right to use trademark and patents owned by third parties are capitalized and amortized on a straight-line basis over the term of the relevant trademark and patent licenses. The fair value of technology and domain names, customer lists, and trademark acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives as follows: technology and domain names are amortized on a straight-line basis over the estimated useful lives of 3 or 4 years; customer lists are amortized ratably over the approximately 15 year period of expected cash flows; and trademark is amortized on a straight-line basis over the 5 year period of expected cash flows. Amortization expense of intangible assets was $0.3 million, $0.4 million and $0.4 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $90,000, $71,000, $55,000, $43,000 and $35,000 in fiscal 2018, fiscal 2019, fiscal 2020, fiscal 2021 and fiscal 2022, respectively.

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

In fiscal 2017, the Company adopted the Accounting Standards Update (“ASU”) that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. In computing the implied fair value of goodwill under Step 2, an entity had to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities (including unrecognized assets and liabilities) following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. Instead, under the amendments in this ASU, the Company performs its annual, or interim, goodwill impairment test by comparing the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

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

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2017, fiscal 2016 and fiscal 2015, advertising expense was $17.4 million, $16.5 million and $19.7 million, respectively.

Research and Development Costs

Costs for research and development are charged to expense as incurred. Research and development costs were incurred by Fabrix.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2017, fiscal 2016 and fiscal 2015 was $14.2 million, $12.6 million and $11.4 million, respectively. Unamortized capitalized internal use software costs at July 31, 2017 and 2016 were $22.8 million and $18.8 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expenses as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other income (expense), net” in the accompanying consolidated statements of income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2017	2016	2015
Basic weighted-average number of shares	23,182	22,765	22,903
Effect of dilutive securities:
Stock options	44	6	23
Non-vested restricted Class B common stock	83	44	321
Diluted weighted-average number of shares	23,309	22,815	23,247

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2017	2016	2015
Shares excluded from the calculation of diluted earnings per share	22	209	136

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

On August 1, 2017, the Company adopted the ASU intended to improve the accounting for employee share-based payments. The ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The adoption of the ASU did not have a significant impact on the Company’s consolidated financial statements.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2017, fiscal 2016 or fiscal 2015. However, the Company’s five largest customers collectively accounted for 12.4%, 11.2% and 11.2% of its consolidated revenues from continuing operations in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 35.4% and 23.0% of the consolidated gross trade accounts receivable at July 31, 2017 and 2016, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail, wholesale and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale carrier services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale carrier services customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2017
Reserves deducted from accounts receivable:
Allowance for doubtful accounts (2)	$4,818	$686	$(297)	$5,207
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,645	$1,519	$(2,346)	$4,818
2015
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$11,507	$97	$(5,959)	$5,645

(1)	Primarily uncollectible accounts written off, net of recoveries.

(2)	Includes allowance for doubtful accounts of $2,550 and $861 held for sale at July 31, 2017 and 2016, respectively (see Note 3)

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company expects to adopt this standard on August 1, 2018 using the modified retrospective approach. The Company has identified its main revenue streams, which include Boss Revolution PIN-less international calling revenue, wholesale carrier services revenue, and domestic and international airtime top-up revenue. The Company is currently reviewing contracts and other relevant documents related to its wholesale carrier services revenue to determine how to apply the new standard to this revenue stream. The Company expects to continue its review and evaluation for its other revenue streams in fiscal 2018. Currently, the Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

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

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Early application is permitted. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

Note 2—Investment in Rafael Pharmaceuticals, Inc.

The Company has made investments totaling $10 million in Rafael Pharmaceuticals, Inc., a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells. The Company’s initial $2 million investment in Rafael in fiscal 2016 was in exchange for Rafael’s 3.5% convertible promissory notes due 2018. An additional $8 million was funded in August and September 2016. In September 2016, Rafael issued to the Company’s controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), a convertible promissory note with a principal amount of $10 million (the “Series D Note”) representing the $8 million investment funded on such date plus the conversion of the $2 million principal amount convertible promissory notes issued in connection with the prior funding.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT-Rafael Holdings had the contractual right to receive additional shares of Rafael representing 10% of the outstanding capital stock of Rafael that will be issued upon the occurrence of any of the following: (i) Food and Drug Administration approval of a Rafael drug application, (ii) an initial public offering of Rafael at a valuation of over $500 million, or (iii) a sale of Rafael above certain valuations. Currently, none of the conditions have been satisfied and the right remains contingent. On September 14, 2017, IDT-Rafael Holdings distributed this right to its members on a pro rata basis such that the Company received the right to 9% of the outstanding capital stock of Rafael and Mr. Jonas received the right to 1% of the outstanding capital stock of Rafael. In addition, as compensation for assuming the role of Chairman of the Board of Rafael, and to create additional incentive to contribute to the success of Rafael, on September 19, 2017, the Company transferred its right to receive 9% of the outstanding capital stock of Rafael to Mr. Jonas. The right is further transferable at the discretion of Mr. Jonas.

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

The Company’s investment in Rafael, which was included in “Investments” in the accompanying consolidated balance sheets, consists of the following:

July 31 (in thousands)	2017	2016
Convertible promissory note (at fair value)	$6,300	$2,000
Warrants (at cost)	5,400	—
Right to receive additional shares (at cost)	400	—
Total investment in Rafael	$12,100	$2,000

Rafael is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael that most significantly impact Rafael’s economic performance. At July 31, 2017, the Company’s maximum exposure to loss as a result of its involvement with Rafael was its $12.1 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

In addition to interests issued to the Company, CS Pharma has issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At July 31, 2017 and 2016, CS Pharma had received $10.0 million and $8.8 million, respectively, of such investment. At July 31, 2016, the $8.8 million received was included in “Other current liabilities” in the accompanying consolidated balance sheet pending the issuance of the member interests. In fiscal 2017, the Company recorded additional paid-capital of $2.8 million and noncontrolling interests of $7.2 million upon the issuance of the member interests. The Company holds a 50% interest in CS Pharma and is the managing member. It is expected that CS Pharma will use its cash to invest in Rafael.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3—IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech. IDT Financial Services Holding Limited is the sole shareholder of IDT Financial Services Limited, a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDT Financial Services Holding Limited of approximately $3.8 million plus an amount equal to the value of IDT Financial Services Holding Limited’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDT Financial Services Holding Limited. The net asset value of IDT Financial Services Holding Limited was $14.0 million at July 31, 2017. A portion of the purchase price will be placed in escrow and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is expected to close in calendar 2017, subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement.

The pending disposition of IDT Financial Services Holding Limited did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDT Financial Services Holding Limited assets and liabilities held for sale included the following:

July 31 (in thousands)	2017	2016
CURRENT ASSETS HELD FOR SALE:
Cash and cash equivalents	$5,716	$5,536
Restricted cash and cash equivalents	115,609	98,500
Trade accounts receivable, net of allowance for doubtful accounts of $2,550 and $861 at July 31, 2017 and 2016, respectively	1,844	2,053
Prepaid expenses	758	588
Other current assets	340	407
TOTAL CURRENT ASSETS HELD FOR SALE	$124,267	$107,084
NONCURRENT ASSETS HELD FOR SALE:
Property, plant and equipment, net of accumulated depreciation of $228 and $213 at July 31, 2017 and 2016, respectively	$24	$40
Other intangibles, net of accumulated amortization of $57 and $37 at July 31, 2017 and 2016, respectively	165	162
Other assets	4,945	4,928
TOTAL NONCURRENT ASSETS HELD FOR SALE	$5,134	$5,130
CURRENT LIABILITIES HELD FOR SALE:
Trade accounts payable	$372	$456
Accrued expenses	226	166
Deferred revenue	—	478
Customer deposits	114,689	95,843
Other current liabilities	31	20
TOTAL CURRENT LIABILITIES HELD FOR SALE	$115,318	$96,963
NONCURRENT LIABILITIES HELD FOR SALE:
Other liabilities	$550	$435
TOTAL NONCURRENT LIABILITIES HELD FOR SALE	$550	$435

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IDT Financial Services Holding Limited is included in the Telecom Platform Services segment. IDT Financial Services Holding Limited’s income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2017	2016	2015
INCOME BEFORE INCOME TAXES	$(1,577)	$7,532	$407

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$(1,577)	$7,532	$407

Note 4—Zedge Spin-Off

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

Zedge’s income (loss) before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2017	2016	2015
INCOME (LOSS) BEFORE INCOME TAXES	$—	$2,518	$(4)

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$—	$2,221	$23

Note 5—Sale of Interest in Fabrix Systems Ltd.

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

Fabrix’ income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2017	2016	2015
INCOME BEFORE INCOME TAXES	$—	$—	$917

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$—	$—	$1,325

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6—Marketable Securities

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2017
Available-for-sale securities:
Certificates of deposit*	$29,011	$1	$(7)	$29,005
Federal Government Sponsored Enterprise notes	3,992	—	(14)	3,978
International agency notes	291	—	—	291
Mutual funds	5,353	77	—	5,430
Corporate bonds	4,643	—	—	4,643
Equity	74	—	(26)	48
U.S. Treasury notes	6,673	—	—	6,673
Municipal bonds	8,201	4	(1)	8,204
TOTAL	$58,238	$82	$(48)	$58,272
July 31, 2016
Available-for-sale securities:
Certificates of deposit*	$17,690	$6	$—	$17,696
Federal Government Sponsored Enterprise notes	3,457	17	—	3,474
International agency notes	409	5	—	414
Mutual funds	5,121	—	(39)	5,082
Corporate bonds	3,633	40	—	3,673
Equity	2,463	—	(140)	2,323
U.S. Treasury notes	4,946	95	(1)	5,040
Municipal bonds	15,222	26	(1)	15,247
TOTAL	$52,941	$189	$(181)	$52,949

*       Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

In January 2017, the Company received 23,227 shares of Zedge Class B common stock in connection with the lapsing of restrictions on Zedge restricted stock held by certain of the Company’s employees and the payment of taxes related thereto. As part of the Zedge Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one share of Zedge’s Class B common stock for every three restricted shares of the Company that they held as of the record date for the Zedge Spin-Off. The Company received the Zedge shares in exchange for the payment of an aggregate of $74,000 for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. At July 31, 2017, the Zedge shares owned by the Company had a fair value of $48,000.

Proceeds from maturities and sales of available-for-sale securities were $48.0 million, $35.0 million and $24.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Realized gains from sales of available-for-sale securities were $0.3 million, $0.5 million and nil in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. Realized losses from sales of available-for-sale securities were nil, nil and $0.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2017 were as follows:

(in thousands)	Fair Value
Within one year	$34,921
After one year through five years	17,873
After five years through ten years	—
After ten years	—
TOTAL	$52,794

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value

July 31, 2017
Certificates of deposit	$7	$12,155
Federal Government Sponsored Enterprise notes	14	3,529
Equity	26	48
Municipal bonds	1	3,349
TOTAL	$48	$19,081
July 31, 2016
Mutual funds	$39	$5,082
Equity	140	2,323
U.S. Treasury notes	1	199
Municipal bonds	1	3,112
TOTAL	$181	$10,716

At July 31, 2017 and 2016, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 7—Fair Value Measurements

The following table presents the balance of assets measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2017
Available-for-sale securities:
Marketable securities	$12,151	$46,121	$—	$58,272
Rafael convertible promissory notes	—	—	6,300	6,300
Total	$12,151	$46,121	$6,300	$64,572
July 31, 2016
Available-for-sale securities:
Marketable securities	$12,445	$40,504	$—	$52,949
Rafael convertible promissory notes	—	—	2,000	2,000
Total	$12,445	$40,504	$2,000	$54,949

At July 31, 2017 and 2016, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2017, the fair value of the Rafael convertible promissory notes, which were classified as Level 3, was estimated based on a valuation of Rafael and other factors that could not be corroborated by the market.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the years ended July 31, 2017, 2016 or 2015.

Year ended July 31,
(in thousands)	2017	2016	2015
Balance, beginning of period	$2,000	$—	$—
Total gains included in other comprehensive income	2,100	—	—
Purchases	2,200	2,000	—
Balance, end of period	$6,300	$2,000	$—

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

At July 31, 2017 and 2016, the Company had $8.6 million and $8.1 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At July 31, 2017 and 2016, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2017 and 2016, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at July 31, 2017 and 2016 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $10.8 million and $7.0 million at July 31, 2017 and 2016, respectively, which the Company believes was not impaired.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Derivative Instruments

Prior to the Zedge Spin-Off, the primary risk managed by the Company using derivative instruments was foreign exchange risk. Foreign exchange forward contracts were entered into as hedges against unfavorable fluctuations in the U.S. dollar – Norwegian krone (“NOK”) exchange rate. Zedge is based in Norway and much of its operations are located in Norway. Subsequent to the Zedge Spin-Off, the Company provided hedging services to Zedge pursuant to its Transition Services Agreement (see Note 22) until Zedge established a credit facility and was able to enter into foreign exchange contracts. The Company did not apply hedge accounting to these contracts, therefore the changes in fair value were recorded in earnings.

The effects of derivative instruments on the consolidated statements of income were as follows:

		Amount of Gain (Loss) Recognized on Derivatives
		Year ended July 31,
(in thousands)		2017	2016	2015
Derivatives not designated or not qualifying as hedging instruments	Location of Gain (Loss) Recognized on Derivatives
Foreign exchange forwards	Other income (expense), net	$—	$(145)	$(58)

Note 9—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2017	2016
Equipment	$75,867	$73,856
Land and buildings	62,255	60,452
Computer software	88,480	68,607
Leasehold improvements	1,977	1,710
Furniture and fixtures	1,474	1,428
	230,053	206,053
Less accumulated depreciation and amortization	(141,059)	(118,719)
Property, plant and equipment, net	$88,994	$87,334

Depreciation and amortization expense of property, plant and equipment was $21.4 million, $20.1 million and $18.0 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

Note 10—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2015 to July 31, 2017:

(in thousands)	Telecom Platform Services	All Other (Zedge)	Total
Balance as of July 31, 2015	$11,181	$3,207	$14,388
Foreign currency translation adjustments	37	(823)	(786)
Zedge Spin-Off	—	(2,384)	(2,384)
Balance as of July 31, 2016	11,218	—	11,218
Foreign currency translation adjustments	108	—	108
Balance as of July 31, 2017	$11,326	$—	$11,326

Note 11—Sale of Member Interest in Visa Europe Ltd.

In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Limited was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). The Visa Inc. Series C preferred stock is accounted for using the cost method. At July 31, 2017 and 2016, the carrying value of these shares was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to effect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. The deferred payment receivable plus 4% compounded annual interest is due in June 2019. In fiscal 2016, the Company recorded a gain of $7.5 million from the sale of its member interest in Visa Europe.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Other Operating Losses, Net

The following table summarizes the other operating losses, net by business segment:

Year ended July 31 (in thousands)	2017	2016	2015
Corporate —loss related to legal settlement and mutual release	$(10,436)	$—	$—
Telecom Platform Services— loss on disposal of property, plant and equipment	—	(326)	—
Corporate—gain (losses) related to legal matters	24	—	(1,552)
TOTAL	$(10,412)	$(326)	$(1,552)

Straight Path Communications Inc. Settlement and Mutual Release

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off. On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the Federal Communications Commission (“FCC”) requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company has cooperated with the FCC in this matter and has responded to the letter of inquiry. If the FCC were to pursue separate action against the Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company related to activities during the period of ownership by the Company.

The Separation and Distribution Agreement provides for the Company and Straight Path to indemnify each other for certain liabilities. The Company and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On April 9, 2017, the Company and Straight Path entered into a binding term sheet that provides for, among other things, the settlement and mutual release of the potential indemnification claims asserted by each of the Company and Straight Path in connection with, among other things, liabilities (including but not limited to fines, fees or penalties) that may exist or arise relating to the subject matter of the investigation by the FCC. Pursuant to this term sheet, Straight Path will transfer to the Company or its affiliate, subsidiary, or assignee, Straight Path’s ownership interest in Straight Path IP Group, Inc. (“SPIP”), a subsidiary of Straight Path that holds intellectual property primarily related to communications over computer networks, for $6 million, the parties will provide mutual releases, and the Company will pay Straight Path $10 million and stockholders of Straight Path will receive 22% of the net proceeds, if any, received by SPIP from any license, transfer or assignment of any of the patent rights held by SPIP as of the effective date of transfer, or any settlement, award or judgment involving any of the patent rights (including any net proceeds received following the effective date of transfer) to be pursued under the terms of the term sheet.

On April 10, 2017, the Company’s Board of Directors and its Corporate Governance Committee approved the transfer by the Company of the ownership interest in SPIP to an entity to be organized by Howard S. Jonas in exchange for $6.0 million, which is the price to be paid by the Company to Straight Path for the ownership interest in SPIP. The new entity will assume the Company’s obligations to Straight Path and its stockholders with respect to the net proceeds, if any, related to the patents as described above.

In April 2017, the Company recorded a liability of $10.0 million related to a legal settlement and mutual release. In addition, in fiscal 2017, the Company incurred legal fees of $0.9 million related to the FCC investigation and the settlement and mutual release, and the Company received insurance proceeds related to the FCC investigation of $0.5 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2018. At July 31, 2017 and 2016, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million. At July 31, 2017 and 2016, there were no amounts utilized for letters of credit under the line of credit, IDT Telecom was in compliance with all of the covenants, and IDT Telecom’s aggregate loans and advances to affiliates and subsidiaries was $94.9 million and $91.1 million, respectively.

Note 14—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2017	2016
Carrier minutes termination	$40,131	$34,719
Carrier network connectivity, toll-free and 800 services	2,152	3,046
Regulatory fees and taxes	44,766	48,369
Legal settlements	12,099	2,069
Compensation costs	9,341	14,471
Legal and professional fees	4,296	4,278
Other	12,574	10,316
TOTAL	$125,359	$117,268

Note 15—Severance Expense

In July 2016, the Company completed a reduction of its workforce and incurred severance expense of $6.3 million in fiscal 2016. Severance expense in fiscal 2016 also included $0.2 million unrelated to the July 2016 workforce reduction. At July 31, 2017 and 2016, there was accrued severance of $0.3 million and $5.7 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the July 2016 workforce reduction.

In February and March 2015, the Company completed a reduction of its workforce and incurred severance expense of $6.2 million in fiscal 2015. Severance expense in fiscal 2015 also included $1.9 million due to a downsizing of certain IDT Telecom sales and administrative functions in Europe and the U.S in the first quarter of fiscal 2015, and an additional $0.2 million in the fourth quarter of fiscal 2015. At July 31, 2017 and 2016, there was accrued severance of nil and $0.1 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the February and March 2015 headcount reductions.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Other Income (Expense), Net

Other income (expense), net consists of the following:

Year ended July 31 (in thousands)	2017	2016	2015
Foreign currency transaction gains (losses)	$287	$980	$(1,704)
Gain (loss) on marketable securities	323	543	(54)
Gain (loss) on investments	355	(405)	1,500
Other	(148)	931	(430)
TOTAL	$817	$2,049	$(688)

Note 17—Income Taxes

The components of (loss) income before income taxes are as follows:

Year ended July 31 (in thousands)	2017	2016	2015
Domestic	$(3,161)	$11,278	$7,538
Foreign	10,781	18,190	84,665
INCOME BEFORE INCOME TAXES	$7,620	$29,468	$92,203

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2017	2016
Deferred income tax assets:
Bad debt reserve	$535	$575
Accrued expenses	7,888	5,327
Stock options and restricted stock	1,608	1,802
Charitable contributions	1,768	1,527
Impairment	27,944	25,746
Depreciation	4,438	6,785
Unrealized gain	317	193
Net operating loss	122,260	122,849
Credits	2,899	3,192
Total deferred income tax assets	169,657	167,996
Valuation allowance	(157,816)	(158,442)
Deferred tax assets, net of valuation allowance	11,841	9,554
Deferred income tax liabilities:
Unrealized loss	—	42
NET DEFERRED INCOME TAX ASSETS	$11,841	$9,512

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The benefit from (provision for) income taxes consists of the following:

Year ended July 31 (in thousands)	2017	2016	2015
Current:
Federal	$—	$(83)	$—
State and local	(26)	(30)	—
Foreign	(282)	(185)	(311)
	(308)	(298)	(311)
Deferred:
Federal	(9,536)	(3,148)	(1,967)
State and local	(66)	(51)	(245)
Foreign	11,931	(613)	(3,565)
	2,329	(3,812)	(5,777)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$2,021	$(4,110)	$(6,088)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2017	2016	2015
U.S. federal income tax at statutory rate	$(2,667)	$(10,314)	$(32,271)
Valuation allowance	626	—	—
Foreign tax rate differential	3,107	6,035	25,757
Nondeductible expenses	457	487	659
Other	64	(67)	(73)
Prior year tax benefit (expense)	494	(231)	—
State and local income tax, net of federal benefit	(60)	(20)	(160)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$2,021	$(4,110)	$(6,088)

At July 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $180 million. This carry-forward loss is available to offset future U.S. federal and state taxable income. The net operating loss carryforwards will start to expire in fiscal 2018, with fiscal 2017’s loss expiring in fiscal 2038. The Company has foreign net operating losses of approximately $159 million, of which approximately $111 million does not expire, approximately $47 million expires in two to nine years and $1 million expires in twenty years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, which provides voice over Internet protocol communications services, has additional federal net operating losses of approximately $77 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

The Company has not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets, and consisted of approximately $375 million at July 31, 2017. Upon distribution of these foreign earnings to the Company’s domestic entities, the Company may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2017
Reserves deducted from deferred income taxes, net:
Valuation allowance	$158,442	$16,017	$(16,643)	$157,816
2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$155,393	$3,049	$—	$158,442
2015
Reserves deducted from deferred income taxes, net:
Valuation allowance	$151,975	$3,418	$—	$155,393

In fiscal 2017, the Company determined that its valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection of net income in future periods. The Company recorded a benefit from income taxes of $16.6 million in fiscal 2017 from the full recognition of the Elmion Netherlands B.V. deferred tax assets. In addition, in fiscal 2017, the Company determined that it would not be able to utilize its deferred tax assets in the United States and recorded a valuation allowance of $11.1 million against them.

At July 31, 2017 and 2016, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2017, fiscal 2016 and fiscal 2015. At July 31, 2017, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2017, fiscal 2016 and fiscal 2015, the Company did not record any interest and penalties on income taxes. At July 31, 2017 and 2016, there was no accrued interest included in current income taxes payable.

In August 2016, the Company and the New Jersey Economic Development Authority entered into an incentive agreement pursuant to which the Company may receive corporation business tax credits in exchange for investment in a qualified business facility and employment of the required number of full-time employees. The corporation business tax credits to be received are a maximum of $24.3 million. The Company’s tax certificate documents are currently being reviewed by Economic Development Authority. The tax credits are based on an estimated capital investment of $5.3 million in addition to retaining, as well as creating, a number of full-time jobs. The Company may claim a tax credit each tax year for ten years beginning when the Economic Development Authority accepts the Company’s project completion certification. The tax credit can be applied to 100% of the Company’s New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, the Company may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2014 to fiscal 2017, state and local tax returns generally for fiscal 2013 to fiscal 2017 and foreign tax returns generally for fiscal 2013 to fiscal 2017.

Note 18—Equity

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividend Payments

In fiscal 2017, the Company paid aggregate cash dividends of $0.76 per share on its Class A common stock and Class B common stock, or $17.9 million in total. In fiscal 2016, the Company paid aggregate cash dividends of $0.75 per share on its Class A common stock and Class B common stock, or $17.4 million in total. In fiscal 2015, the Company paid aggregate cash dividends of $2.03 per share on its Class A common stock and Class B common stock, or $47.6 million in total. The aggregate cash dividends in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

In September 2017, the Company’s Board of Directors declared a dividend of $0.19 per share for the fourth quarter of fiscal 2017 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about October 20, 2017 to stockholders of record as of the close of business on October 16, 2017.

Sales of Shares of Class B Common Stock to Howard S. Jonas

On April 11, 2017, the Company sold 728,332 treasury shares of its Class B common stock to Howard S. Jonas for aggregate consideration of $10.0 million. The price per share of $13.73 was equal to the closing price of the Company’s Class B common stock on April 10, 2017.

On June 9, 2017, the Company sold 1.0 million shares of its Class B common stock to Howard S. Jonas for aggregate consideration of $14.9 million. The price per share of $14.93 was equal to the closing price of the Class B common stock on May 1, 2017, the day prior to the approval of the sale by the Company’s Board of Directors and Corporate Governance Committee.

Purchase of Shares of Class B Common Stock from Howard S. Jonas

On June 25, 2015, the Company purchased 404,967 shares of its Class B common stock from Howard S. Jonas. The purchase price was $18.52 per share, the share price at the close of business on June 23, 2015. The aggregate purchase price was $7.5 million.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in fiscal 2017. In fiscal 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. In fiscal 2015, the Company repurchased 29,675 shares of Class B common stock for an aggregate purchase price of $0.4 million. At July 31, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2017, fiscal 2016 and fiscal 2015, the Company paid $1.8 million, $0.1 million and $2.8 million, respectively, to repurchase shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. In fiscal 2017, fiscal 2016 and fiscal 2015, the Company repurchased 94,338; 11,250 and 152,856 shares of Class B common stock, respectively, from employees.

Equity Sale Prior to the Zedge Spin-Off

In connection with the Zedge Spin-Off, in May 2016, Zedge sold shares of its Class B common stock representing approximately 10.0% of its capital stock to certain of its equity holders, including the Company, for $3 million. The other purchasers paid $0.4 million of the total and the Company paid $2.6 million.

Note 19—Stock-Based Compensation

Stock-Based Compensation Plan

The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. On December 14, 2016, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares. At July 31, 2017, the Company had 0.7 million shares of Class B common stock reserved for award under its 2015 Stock Option and Incentive Plan and 0.1 million shares were available for future grants.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 28, 2017, the Company’s Board of Directors amended the 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.3 million shares. The amendment is subject to ratification by the Company’s stockholders.

In fiscal 2017, fiscal 2016 and fiscal 2015, there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in fiscal 2016. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31	2017	2015
ASSUMPTIONS
Average risk-free interest rate	1.82%	1.63%
Expected dividend yield	5.09%	—
Expected volatility	40.0%	51.4%
Expected term	4.0 years	6.0 years
Weighted-average grant date fair value	$3.26	$7.94

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2016	360	$11.98
Granted	1,000	14.93
Exercised	(73)	11.37
Cancelled / Forfeited	(14)	17.21
OUTSTANDING AT JULY 31, 2017	1,273	$14.28	4.9	$850
EXERCISABLE AT JULY 31, 2017	166	$13.38	4.4	$288

The total intrinsic value of options exercised during fiscal 2017, fiscal 2016 and fiscal 2015 was $0.4 million, nil and $1.3 million, respectively. At July 31, 2017, there was $3.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

On May 2, 2017, the Company’s Board of Directors and its Compensation and Corporate Governance Committees approved the grant to Howard S. Jonas of options to purchase up to 1.0 million shares of the Company’s Class B common stock at an exercise price of $14.93 per share, the closing price of the Company’s Class B common stock on May 1, 2017. Mr. Jonas, the Company’s Chairman of the Board, controls matters requiring approval by the Company’s stockholders. The options were immediately exercisable and will expire on May 1, 2022. Subject to certain vesting provisions in Mr. Jonas’ employment agreement with the Company, the unexercised portion of the options will terminate should Mr. Jonas cease to provide services as an officer or director of the Company or one or more of its subsidiaries. The Company will have the right to repurchase the Class B common stock issued upon exercise of the options at a purchase price equal to the exercise price of the option should Mr. Jonas cease to provide services as an officer or director of the Company or one or more of its subsidiaries. The Company’s repurchase right will lapse as to 333,333 shares underlying the options on each of May 2, 2018 and 2019 and as to 333,334 shares underlying the option on May 2, 2020. Mr. Jonas will be prohibited from transferring any shares of the Class B common stock issued on exercise of the option that are subject to the Company’s repurchase right. The Company’s repurchase right is essentially a forfeiture provision. The options were not granted under the Company’s 2015 Stock Option and Incentive Plan, but, except to the extent otherwise provided in the related grant agreement, are subject to the terms of the 2015 Stock Option and Incentive Plan. The grant of the options is subject to ratification by the stockholders of the Company. The Company estimated that the fair value of the options on the date of grant was $3.3 million, which will be recognized on a straight-line basis over the requisite three year service period ending in May 2020.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2016	359	$17.10
Granted	99	19.17
Vested	(228)	17.83
Forfeited	(7)	17.61
NON-VESTED SHARES AT JULY 31, 2017	223	$18.16

At July 31, 2017, there was $2.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of shares vested in fiscal 2017, fiscal 2016 and fiscal 2015 was $4.1 million, $1.3 million and $5.6 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20—Accumulated Other Comprehensive Income (Loss)

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)	Location of (Gain) Loss Recognized
Balance at July 31, 2014	$(8)	$3,676	$3,668
Sale of interest in Fabrix Systems Ltd.	—	102	102
Other comprehensive loss attributable to IDT Corporation	(567)	(2,432)	(2,999)
Balance at July 31, 2015	(575)	1,346	771
Zedge Spin-Off	—	1,029	1,029
Other comprehensive income (loss) attributable to IDT Corporation before reclassification	1,126	(6,127)	(5,001)
Less: reclassification for gain included in net income	(543)	—	(543)	Other income (expense), net
Net other comprehensive income (loss) attributable to IDT Corporation	583	(6,127)	(5,544)
Balance at July 31, 2016	8	(3,752)	(3,744)
Other comprehensive income (loss) attributable to IDT Corporation before reclassification	2,449	(725)	1,724
Less: reclassification for gain included in net income	(323)	—	(323)	Other income (expense), net
Net other comprehensive income (loss) attributable to IDT Corporation (1)	2,126	(725)	1,401
BALANCE AT JULY 31, 2017	$2,134	$(4,477)	$(2,343)

(1)	In fiscal 2017, net other comprehensive income attributable to IDT Corporation from unrealized gains on available-for-sale securities included unrealized gains on the Rafael convertible promissory notes of $2.1 million and unrealized gains, net on marketable securities of $26,000.

Note 21—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Delaware Chancery Court against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas to hold record and beneficial ownership of all of his shares of Straight Path), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path’s directors and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the proposed sale of Straight Path’s subsidiary SPIP to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, the Chairman of the Board and Chief Executive Officer of Straight Path, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, the Company filed an appeal, which Tyco opposed.

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

Universal Service Fund Audit

The Company’s Federal Communications Commission (“FCC”) Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division (“IAD”) of the Universal Service Administrative Company (“USAC”), which concluded that the Company incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to the Company’s filing methodology resulted in additional regulatory payments for the years covered by the audits. While the Company believes in the accuracy of its filing methodology and the Company’s Request for Review remains pending, the Company has implemented some of the revisions set forth in the IAD’s filings beginning with the Company’s calendar year 2010 Form 499-A. The Company has accrued for all regulatory fees that the Company believes may be incurred under IAD’s methodology from 2002 through the present, in the event the Company’s Request for Review is denied and/or its methodology is not upheld on appeal, and the Company has made certain payments on amounts that have been invoiced to it by USAC and/or other agencies. The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the IAD. At July 31, 2017 and 2016, the Company’s accrued expenses included $43.5 million and $47.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years. Until a final decision is reached in the Company’s disputes, the Company will continue to accrue in accordance with IAD’s methodology. If the Company does not properly calculate, or has not properly calculated, the amount payable by the Company to the Universal Service Fund, the Company may be subject to interest and penalties.

Purchase Commitments

The Company had purchase commitments of $3.1 million at July 31, 2017.

Lease Commitments

The future minimum payments for operating leases as of July 31, 2017 were as follows:

(in thousands)
Year ending July 31:
2018	$2,510
2019	1,373
2020	760
2021	720
2022	615
Thereafter	564
Total payments	$6,542

Rental expense under operating leases was $2.9 million, $3.2 million and $6.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. In addition, connectivity charges under operating leases were $6.4 million, $7.5 million and $8.4 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rentals under Operating Leases

In April 2016, the Company entered into two leases for space in its headquarters building at 520 Broad Street, Newark, New Jersey. In addition, the Company has leases for a portion of its building in Piscataway, New Jersey. The leases do not include contingent rental income.

The minimum future rentals on noncancelable operating leases as of July 31, 2017 were as follows:

(in thousands)
Year ending July 31:
2018	$902
2019	1,043
2020	1,079
2021	940
2022	843
Thereafter	2,791
Total minimum future rentals	$7,598

The aggregate carrying value of the Company’s land, building and improvements in New Jersey was as follows:

July 31 (in thousands)	2017	2016
Land, building and improvements	$61,206	$59,553
Less accumulated depreciation	(12,563)	(11,202)
Net	$48,643	$48,351

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2017, the Company had aggregate performance bonds of $15.1 million outstanding.

Subsequent Event—Reciprocal Services Agreement

In August 2017, the Company entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The Company has committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, the Company deposited $11.75 million into an escrow account as security for the benefit of the telecom operator.

Note 22—Related Party Transactions

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

In connection with the Zedge Spin-Off, the Company and Zedge entered into a Transition Services Agreement pursuant to which the Company provides to Zedge certain administrative and other services, including services relating to human resources, payroll, investor relations, legal, accounting, tax, financial systems, management consulting and foreign exchange risk management. The Company charged Zedge $1.0 million and $0.6 million in fiscal 2017 and fiscal 2016, respectively, for services provided pursuant to the Transition Services Agreement. At July 31, 2017 and 2016, other current assets reported in the Company’s consolidated balance sheet included receivables from Zedge of $0.1 million and $0.3 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2017, the Company held 23,227 shares of Zedge Class B common stock (see Note 6).

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

Year ended July 31
(in thousands)	2017	2016
Balance at beginning of year	$133	$286
Additional liability	104	59
Adjustments	(51)	(136)
Payments	(105)	(76)
Balance at end of year	$81	$133

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

The Company charged Straight Path nil, nil and $1.1 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, for services provided pursuant to the Transition Services Agreement and other items. At July 31, 2017 and 2016, the Company’s receivable from Straight Path was nil and nil, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 9, 2017, the Company and Straight Path entered into a binding term sheet providing for the settlement and mutual release of potential indemnification and other claims asserted by each of the Company and Straight Path (see Note 12). In addition, on July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Delaware Chancery Court against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas to hold record and beneficial ownership of all of his shares of Straight Path), Howard S. Jonas, and each of Straight Path’s directors (see Note 21).

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

The Company charged Genie $1.6 million, $2.2 million and $3.6 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively, for services provided pursuant to the Transition Services Agreement and other items, net of the amounts charged by Genie to the Company. At July 31, 2017 and 2016, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.2 million and $0.3 million, respectively.

The Company provides certain administrative and other services to Rafael Pharmaceuticals, Inc. The Company charged Rafael $0.6 million in fiscal 2017 for services. At July 31, 2017, other current assets reported in the Company’s consolidated balance sheet included receivable from Rafael of $0.6 million.

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $22,000, $22,000 and $21,000 in fiscal 2017, fiscal 2016 and fiscal 2015, respectively. The balance owed to the Company by Jonas Media Group was $22,000 and $6,000 as of July 31, 2017 and 2016, respectively.

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard S. Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard S. Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company to third party brokers in the aggregate amounts of $24,000 in fiscal 2017, $22,000 in fiscal 2016 and $20,000 in fiscal 2015, which fees and commissions inured to the benefit of Mr. Mason. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $22,000 in fiscal 2017, $24,000 in fiscal 2016 and $18,000 in fiscal 2015. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, has leased space in a building in the Bronx, New York. Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, and the son of Howard S. Jonas, are members of the limited liability company that owns the building. The latest lease, which became effective November 1, 2012, had a one-year term with a one-year renewal option for IDT Domestic Telecom with the same terms. Aggregate annual rent under the lease was $69,025. The parties have continued IDT Domestic Telecom’s occupancy of the space on the same terms.

The Company had net loans receivable outstanding from employees aggregating $0.2 million and $0.2 million at July 31, 2017 and 2016, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

At July 31, 2017 and 2016, the Company had a payable to Howard S. Jonas of nil and $92,400, respectively.

See Note 2 for the Company’s sale of a 10% direct and indirect interest and rights in Rafael and the transfer of rights to an additional 10% interest in Rafael to Howard S. Jonas. See Note 12 for the Company’s proposed transfer of the ownership interest in SPIP to an entity to be organized by Howard S. Jonas. See Note 18 for sales of shares of the Company’s Class B Common Stock to Howard S. Jonas and purchases of the Company’s Class B Common Stock from Howard S. Jonas. See Note 19 for the grant to Howard S. Jonas of options to purchase shares of the Company’s Class B Common Stock.

Note 23—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2017, fiscal 2016 and fiscal 2015, the Company’s cost for contributions to the Plan was $1.2 million, $1.4 million and $1.3 million, respectively. In fiscal 2016 and fiscal 2015, the Company contributed 94,712 shares and 70,843 shares, respectively, of the Company’s Class B common stock to the Plan for matching contributions. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 24—Business Segment Information

The Company has three reportable business segments, Telecom Platform Services, UCaaS and Consumer Phone Services, which comprise the IDT Telecom division. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Telecom Platform Services	UCaaS	Consumer Phone Services	All Other	Corporate	Total
Year ended July 31, 2017
Revenues	$1,464,059	$29,450	$5,482	$2,738	$—	$1,501,729
Income (loss) from operations	24,427	(1,865)	1,069	342	(18,424)	5,549
Depreciation and amortization	16,134	3,875	—	1,695	—	21,704
Adjustment to gain on sale of member interest in Visa Europe Ltd.	(63)	—	—	—	—	(63)
Other operating expenses	—	—	—	—	(10,412)	(10,412)
Year ended July 31, 2016
Revenues	$1,451,553	$26,353	$6,874	$11,481	$—	$1,496,261
Income (loss) from operations	32,813	(1,599)	1,218	4,165	(10,394)	26,203
Depreciation and amortization	15,787	2,760	—	1,987	1	20,535
Severance	6,200	—	—	—	310	6,510
Gain on sale of member interest in Visa Europe Ltd.	7,476	—	—	—	—	7,476
Gain on sale of interest in Fabrix Systems Ltd.	—	—	—	1,086	—	1,086
Other operating expenses	(326)	—	—	—	—	(326)
Year ended July 31, 2015
Revenues	$1,543,310	$29,434	$8,629	$15,404	$—	$1,596,777
Income (loss) from operations	26,418	533	1,259	77,969	(13,129)	93,050
Depreciation and amortization	13,764	2,405	—	2,243	6	18,418
Severance	7,696	—	—	35	632	8,363
Gain on sale of interest in Fabrix Systems Ltd.	—	—	—	76,864	—	76,864
Other operating expenses	—	—	—	—	(1,552)	(1,552)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s revenue from external customers for each service was as follows:

Year ended July 31 (in thousands)	2017	2016	2015
Retail Communications	$610,162	$664,850	$725,860
Wholesale Carrier Services	608,634	567,369	609,122
Payment Services	245,263	219,334	208,328
UCaaS	29,450	26,353	29,434
Consumer Phone Services	5,482	6,874	8,629
Fabrix	—	—	4,170
Zedge	—	9,474	9,054
Real estate	2,292	2,007	2,180
Other	446	—	—
TOTAL REVENUES	$1,501,729	$1,496,261	$1,596,777

Geographic Information

Revenue from customers located outside of the United States as a percentage of total revenues from continuing operations and revenue from customers located in the United Kingdom as a percentage of total revenues from continuing operations were as follows. Revenues by country are determined based on selling location.

Year ended July 31	2017	2016	2015
Revenue from customers located outside of the United States	31%	29%	30%
Revenue from customers located in the United Kingdom	14%	23%	20%

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2017
Long-lived assets, net	$82,682	$6,312	$88,994
Total assets	203,548	315,415	518,963
July 31, 2016
Long-lived assets, net	$82,060	$5,314	$87,374
Total assets	257,385	212,273	469,658
July 31, 2015
Long-lived assets, net	$86,750	$4,566	$91,316
Total assets	277,342	208,340	485,682

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 25—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2017 and fiscal 2016:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income (loss) from operations	Net income (loss)	Net income (loss) attributable to IDT Corporation	Net income (loss) per share –basic	Net income (loss) per share – diluted
2017:
October 31(a)	$369,151	$313,029	$5,186	$22,294	$21,918	$0.97	$0.96
January 31	367,556	310,913	3,128	1,257	875	0.04	0.04
April 30 (b)	370,035	314,704	(6,502)	(4,452)	(4,775)	(0.21)	(0.21)
July 31(c)	394,987	337,062	3,737	(9,458)	(9,841)	(0.41)	(0.41)
TOTAL	$1,501,729	$1,275,708	$5,549	$9,641	$8,177	$0.35	$0.35
2016:
October 31	$390,578	$324,511	$7,925	$4,575	$4,193	$0.18	$0.18
January 31	382,454	319,724	6,377	4,663	4,065	0.18	0.18
April 30 (d)	355,154	293,220	5,676	4,701	4,237	0.19	0.19
July 31(e)	368,075	309,139	6,225	11,419	11,019	0.49	0.48
TOTAL	$1,496,261	$1,246,594	$26,203	$25,358	$23,514	$1.03	$1.03

(a)	Included in net income was a benefit from income taxes of $16.6 million from the full recognition of certain deferred tax assets.

(b)	Included in loss from operations was expense of $10.1 million related to a legal settlement and mutual release, including legal fees incurred in the quarter.

(c)	Included in net loss was income tax expense of $11.1 million from an increase in the valuation allowance on deferred tax assets.

(d)	Included in income from operations was gain on sale of interest in Fabrix Systems Ltd. of $1.1 million.

(e)	Included in income from operations was severance expense of $6.3 million and gain on sale of member interest in Visa Europe Ltd. of $7.5 million.

