Form 10-Q
period 2017-10-31
IDT CORP
filed 2017-12-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

As of December 7, 2017, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,266,555 shares outstanding (excluding 2,298,593 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2017	July 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$52,755	$90,344
Marketable securities	54,291	58,272
Trade accounts receivable, net of allowance for doubtful accounts of $2,408 at October 31, 2017 and $2,657 at July 31, 2017	78,949	64,979
Prepaid expenses	15,796	14,506
Other current assets	29,961	18,749
Assets held for sale	110,666	124,267
Total current assets	342,418	371,117
Property, plant and equipment, net	88,617	88,994
Goodwill	11,303	11,326
Investments	26,390	26,894
Deferred income tax assets, net	10,524	11,841
Other assets	3,774	3,657
Assets held for sale	5,146	5,134
Total assets	$488,172	$518,963
Liabilities and equity
Current liabilities:
Trade accounts payable	$47,220	$40,989
Accrued expenses	109,155	125,359
Deferred revenue	74,849	76,451
Other current liabilities	5,272	4,659
Liabilities held for sale	101,943	115,318
Total current liabilities	338,439	362,776
Other liabilities	1,169	1,080
Liabilities held for sale	515	550
Total liabilities	340,123	364,406
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2017 and July 31, 2017	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,566 and 25,561 shares issued and 23,267 and 23,264 shares outstanding at October 31, 2017 and July 31, 2017, respectively	256	256
Additional paid-in capital	395,272	394,462
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,299 and 2,297 shares of Class B common stock at October 31, 2017 and July 31, 2017, respectively	(83,327)	(83,304)
Accumulated other comprehensive loss	(2,741)	(2,343)
Accumulated deficit	(170,182)	(163,370)
Total IDT Corporation stockholders’ equity	139,311	145,734
Noncontrolling interests	8,738	8,823
Total equity	148,049	154,557
Total liabilities and equity	$488,172	$518,963

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2017	2016
	(in thousands, except per share data)
Revenues	$393,555	$369,151
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	336,510	313,029
Selling, general and administrative (i)	50,071	45,438
Depreciation and amortization	5,673	5,299
Severance	439	—
Total costs and expenses	392,693	363,766
Other operating expense	(779)	(199)
Income from operations	83	5,186
Interest income, net	362	301
Other (expense) income, net	(826)	2,392
(Loss) income before income taxes	(381)	7,879
(Provision for) benefit from income taxes	(1,416)	14,415
Net (loss) income	(1,797)	22,294
Net income attributable to noncontrolling interests	(295)	(376)
Net (loss) income attributable to IDT Corporation	$(2,092)	$21,918

(Loss) earnings per share attributable to IDT Corporation common stockholders:
Basic	$(0.08)	$0.97
Diluted	$(0.08)	$0.96

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	24,628	22,712
Diluted	24,628	22,899

Dividends declared per common share	$0.19	$0.19

(i) Stock-based compensation included in selling, general and administrative expenses	$810	$702

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Net (loss) income	$(1,797)	$22,294
Other comprehensive loss:
Change in unrealized gain on available-for-sale securities	(30)	(23)
Foreign currency translation adjustments	(368)	(2,862)
Other comprehensive loss	(398)	(2,885)
Comprehensive (loss) income	(2,195)	19,409
Comprehensive income attributable to noncontrolling interests	(295)	(376)
Comprehensive (loss) income attributable to IDT Corporation	$(2,490)	$19,033

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Operating activities
Net (loss) income	$(1,797)	$22,294
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,673	5,299
Deferred income taxes	1,317	(14,483)
Provision for doubtful accounts receivable	566	260
Realized gain on marketable securities	(7)	—
Interest in the equity of investments	104	(263)
Stock-based compensation	810	702
Change in assets and liabilities:
Restricted cash and cash equivalents	14,742	9,939
Trade accounts receivable	(13,952)	(13,132)
Prepaid expenses, other current assets and other assets	(12,832)	(10)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(9,359)	6,125
Customer deposits	(14,226)	(9,127)
Deferred revenue	(1,556)	(2,114)
Net cash (used in) provided by operating activities	(30,517)	5,490
Investing activities
Capital expenditures	(5,324)	(5,515)
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	6,000	—
Purchase of IP Interest from Straight Path Communications Inc.	(6,000)	—
Cash used for investments	—	(8,008)
Proceeds from sale and redemption of investments	—	2
Purchases of marketable securities	(15,671)	(10,969)
Proceeds from maturities and sales of marketable securities	19,560	6,001
Net cash used in investing activities	(1,435)	(18,489)
Financing activities
Dividends paid	(4,720)	(4,379)
Distributions to noncontrolling interests	(380)	(389)
Proceeds from exercise of stock options	—	407
Proceeds from sale of member interests in CS Pharma Holdings, LLC	—	1,250
Repurchases of Class B common stock	(23)	(23)
Net cash used in financing activities	(5,123)	(3,134)
Effect of exchange rate changes on cash and cash equivalents	(173)	(1,476)
Net decrease in cash and cash equivalents	(37,248)	(17,609)
Cash and cash equivalents at beginning of period, including $5,716 held for sale at July 31, 2017	96,060	109,537
Cash and cash equivalents at end of period, including $6,057 held for sale at October 31, 2017	$58,812	$91,928
Supplemental schedule of non-cash financing activities
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$—	$8,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2018 refers to the fiscal year ending July 31, 2018).

Note 2— IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech. IDT Financial Services Holding Limited is the sole shareholder of IDT Financial Services Limited, a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDT Financial Services Holding Limited of approximately $3.8 million plus an amount equal to the value of IDT Financial Services Holding Limited’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDT Financial Services Holding Limited. The net asset value of IDT Financial Services Holding Limited was $13.9 million at October 31, 2017. A portion of the purchase price will be placed in escrow and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is expected to close in the first quarter of calendar 2018, subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement. The remaining closing conditions are outside of the Company’s control and there can be no assurance that the sale will be completed.

The pending disposition of IDT Financial Services Holding Limited did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDT Financial Services Holding Limited assets and liabilities held for sale included the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Current assets held for sale:
Cash and cash equivalents	$6,057	$5,716
Restricted cash and cash equivalents	101,614	115,609
Trade accounts receivable, net of allowance for doubtful accounts of $2,977 and $2,550 at October 31, 2017 and July 31, 2017, respectively	1,681	1,844
Prepaid expenses	866	758
Other current assets	448	340
Total current assets held for sale	$110,666	$124,267

Noncurrent assets held for sale:
Property, plant and equipment, net	$21	$24
Other intangibles, net	159	165
Other assets	4,966	4,945
Total noncurrent assets held for sale	$5,146	$5,134

Current liabilities held for sale:
Trade accounts payable	$718	$372
Accrued expenses	272	226
Customer deposits	100,873	114,689
Other current liabilities	80	31
Total current liabilities held for sale	$101,943	$115,318

Noncurrent liabilities held for sale:
Other liabilities	$515	$550
Total noncurrent liabilities held for sale	$515	$550

IDT Financial Services Holding Limited is included in the Telecom Platform Services segment. IDT Financial Services Holding Limited’s (loss) income before income taxes and (loss) income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended October 31,
	2017	2016
	(in thousands)

(Loss) income before income taxes	$(450)	$595

(Loss) income before income taxes attributable to IDT Corporation	$(450)	$595

Note 3—Proposed Spin-Off of Rafael Holdings, Inc. and Investment in Rafael Pharmaceuticals, Inc.

On October 31, 2017, the Company’s subsidiary, Rafael Holdings, Inc. (“RHI”), filed a registration statement on Form 10 (containing a preliminary Information Statement for the Company’s stockholders) with the SEC. The Company intends to spin-off RHI to the Company’s stockholders, so that RHI will be a separate publicly traded company. RHI intends to apply to have its Class B common stock listed for trading on the NYSE American under the symbol “RFL”. Approval of the spin-off by the Company’s stockholders is not required. The Company’s Board of Directors believes that the spin-off will allow RHI to better focus on its strategic mission and that its potential can be better realized as an independent entity. The spin-off of RHI will occur by way of a pro rata distribution of RHI’s capital stock to the Company’s stockholders. On the distribution date, the Company currently expects that each of the Company’s stockholders as of the record date for the distribution will receive one share of RHI Class A common stock for every two shares of the Company’s Class A common stock and one share of RHI Class B common stock for every two shares of the Company’s Class B common stock. Completion of the RHI spin-off is subject to final approval by the Company’s Board of Directors, receipt of a favorable opinion as to the spin-off’s tax-free status, as well as effectiveness of the Form 10 registration statement filed with the SEC. The Company’s Board of Directors reserves the right to amend, modify or abandon the RHI spin-off and the related transactions at any time prior to the distribution date.

RHI will own certain commercial real estate assets and interests in clinical and early stage pharmaceutical companies that are currently owned by the Company. The commercial real estate holdings consist of the Company’s headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and an office condominium in Israel that hosts offices for the Company and certain affiliates. The pharmaceutical holdings include interests in Rafael Pharmaceuticals, Inc. (“Rafael Pharma”), which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and an equity interest in Lipomedix Pharmaceuticals Ltd., an early stage pharmaceutical development company based in Israel. In addition, prior to the spin-off, the Company intends to contribute cash to RHI so that it holds $50 million to $60 million in cash.

RHI’s interests in Rafael Pharma, which are held through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC (“IDT-Rafael Holdings”), include convertible notes issued by Rafael Pharma, and a warrant held by the Company and certain minority holders to purchase up to a majority equity stake in Rafael Pharma at the Company’s discretion in accordance with the terms of the convertible note and the warrant.

IDT-Rafael Holdings had the contractual right to receive additional shares of Rafael Pharma representing 10% of the outstanding capital stock of Rafael Pharma that will be issued upon the occurrence of any of the following: (i) Food and Drug Administration approval of a Rafael Pharma drug application, (ii) an initial public offering of Rafael Pharma at a valuation of over $500 million, or (iii) a sale of Rafael Pharma above certain valuations. Currently, none of the conditions have been satisfied and the right remains contingent. On September 14, 2017, IDT-Rafael Holdings distributed this right to its members on a pro rata basis such that the Company received the right to 9% of the outstanding capital stock of Rafael Pharma and Howard S. Jonas, the Company’s Chairman of the Board, and Chairman of the Board of Rafael Pharma, received the right to 1% of the outstanding capital stock of Rafael Pharma. In addition, as compensation for assuming the role of Chairman of the Board of Rafael Pharma, and to create additional incentive to contribute to the success of Rafael Pharma, on September 19, 2017, the Company transferred its right to receive 9% of the outstanding capital stock of Rafael Pharma to Mr. Jonas. The right is further transferable at the discretion of Mr. Jonas.

Howard Jonas and his wife Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael Pharma, and The Howard S. and Deborah Jonas Foundation own an additional $525,000 of Series C Convertible Notes of Rafael Pharma.

The Company’s controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), holds Rafael Pharma’s Series D convertible promissory note with a principal amount of $10 million (the “Series D Note”). The Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Rafael Pharma’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Rafael Pharma common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price.

The Company and CS Pharma hold warrants to purchase shares of capital stock of Rafael Pharma representing in the aggregate up to 56% of the then issued and outstanding capital stock of Rafael Pharma, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael Pharma, or such lesser amount as represents 5% of the outstanding capital stock of Rafael Pharma, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

The Company’s investment in Rafael Pharma, which was included in “Investments” in the accompanying consolidated balance sheets, consists of the following:

	October 31, 2017	July 31, 2017
	(in thousands)
Series D Note (at fair value)	$6,300	$6,300
Warrants (at cost)	5,400	5,400
Right to receive additional shares (at cost)	—	400
Total investment in Rafael Pharma	$11,700	$12,100

Rafael Pharma is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharma that most significantly impact Rafael Pharma’s economic performance. At October 31, 2017, the Company’s maximum exposure to loss as a result of its involvement with Rafael Pharma was its $11.7 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Note 4—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
October 31, 2017:
Certificates of deposit*	$31,908	$2	$(2)	$31,908
Federal Government Sponsored Enterprise notes	3,217	—	(17)	3,200
International agency notes	402	—	(3)	399
Mutual funds	5,391	56	—	5,447
Corporate bonds	3,379	—	(4)	3,375
Equity	75	—	(6)	69
U.S. Treasury notes	5,396	—	(22)	5,374
Municipal bonds	4,519	3	(3)	4,519
Total	$54,287	$61	$(57)	$54,291
July 31, 2017:
Certificates of deposit*	$29,011	$1	$(7)	$29,005
Federal Government Sponsored Enterprise notes	3,992	—	(14)	3,978
International agency notes	291	—	—	291
Mutual funds	5,353	77	—	5,430
Corporate bonds	4,643	—	—	4,643
Equity	74	—	(26)	48
U.S. Treasury notes	6,673	—	—	6,673
Municipal bonds	8,201	4	(1)	8,204
Total	$58,238	$82	$(48)	$58,272

* Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

At October 31, 2017 and July 31, 2017, the Company owned 23,741 and 23,227 shares, respectively, of Zedge, Inc. Class B common stock that had a fair value of $69,000 and $48,000, respectively.

Proceeds from maturities and sales of available-for-sale securities were $19.6 million and $6.0 million in the three months ended October 31, 2017 and 2016, respectively. The gross realized gains that were included in earnings as a result of sales were $7,000 in the three months ended October 31, 2017 and nil in the three months ended October 31, 2016. There were no gross realized losses that were included in earnings as a result of sales in the three months ended October 31, 2017 and 2016. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2017 were as follows:

Fair Value
(in thousands)
Within one year	$31,586
After one year through five years	17,189
After five years through ten years	—
After ten years	—
Total	$48,775

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2017:
Certificates of deposit	$2	$7,040
Federal Government Sponsored Enterprise notes	17	3,200
International agency notes	3	399
Corporate bonds	4	2,737
Equity	6	69
U.S. Treasury notes	22	5,374
Municipal bonds	3	3,998
Total	$57	$22,817
July 31, 2017:
Certificates of deposit	$7	$12,155
Federal Government Sponsored Enterprise notes	14	3,529
Equity	26	48
Municipal bonds	1	3,349
Total	$48	$19,081

At July 31, 2017, there were no securities in a continuous unrealized loss position for 12 months or longer. At October 31, 2017, the following available-for-sale securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)

Federal Government Sponsored Enterprise notes	$8	$1,362

At October 31, 2017, the Company did not intend to sell the securities that were in a continuous unrealized loss position for 12 months or longer, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.

Note 5—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2017
Available-for-sale securities:
Marketable securities	$10,891	$43,400	$—	$54,291
Rafael Pharma Series D Note	—	—	6,300	6,300
Total	$10,891	$43,400	$6,300	$60,591
July 31, 2017
Available-for-sale securities:
Marketable securities	$12,151	$46,121	$—	$58,272
Rafael Pharma Series D Note	—	—	6,300	6,300
Total	$12,151	$46,121	$6,300	$64,572

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2017 and July 31, 2017, the Company did not have any liabilities measured at fair value on a recurring basis.

At October 31, 2017 and July 31, 2017, the fair value of the Rafael Pharma Series D Note, which was classified as Level 3, was estimated based on a valuation of Rafael Pharma and other factors that could not be corroborated by the market.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three months ended October 31, 2017 and 2016.

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Balance, beginning of period	$6,300	$2,000
Purchases	—	2,200
Balance, end of period	$6,300	$4,200
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

At both October 31, 2017 and July 31, 2017, the Company had $8.6 million in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At October 31, 2017 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2017 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at October 31, 2017 and July 31, 2017 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $10.4 million and $10.8 million at October 31, 2017 and July 31, 2017, respectively, which the Company believes was not impaired.

Note 6— Equity

Changes in the components of equity were as follows:

	Three Months Ended October 31, 2017
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2017	$145,734	$8,823	$154,557
Dividends declared ($0.19 per share)	(4,720)	—	(4,720)
Restricted Class B common stock purchased from employees	(23)	—	(23)
Distributions to noncontrolling interests	—	(380)	(380)
Stock-based compensation	810	—	810
Comprehensive income:
Net loss	(2,092)	295	(1,797)
Other comprehensive loss	(398)	—	(398)
Comprehensive income	(2,490)	295	(2,195)
Balance, October 31, 2017	$139,311	$8,738	$148,049

Dividend Payments

In the three months ended October 31, 2017, the Company paid cash dividends of $0.19 per share on its Class A common stock and Class B common stock, or $4.7 million in total. In the three months ended October 31, 2016, the Company paid cash dividends of $0.19 per share on its Class A common stock and Class B common stock, or $4.4 million in total.

On December 4, 2017, the Company’s Board of Directors declared a dividend of $0.19 per share for the first quarter of fiscal 2018 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about December 29, 2017 to stockholders of record as of the close of business on December 18, 2017.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the three months ended October 31, 2017 or 2016. At October 31, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program.

In each of the three months ended October 31, 2017 and 2016, the Company paid $23,000 to repurchase 1,668 and 1,542 shares, respectively, of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On September 28, 2017, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.3 million shares. The amendment is subject to ratification by the Company’s stockholders at its annual meeting of stockholders on December 14, 2017.

Note 7—(Loss) Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Basic weighted-average number of shares	24,628	22,712
Effect of dilutive securities:
Stock options	—	38
Non-vested restricted Class B common stock	—	149
Diluted weighted-average number of shares	24,628	22,899

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Stock options	1,273	32
Non-vested restricted Class B common stock	223	—
Shares excluded from the calculation of diluted earnings per share	1,496	32

In the three months ended October 31, 2017, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. In the three months ended October 31, 2016, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation.

Note 8—Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2018. At October 31, 2017 and July 31, 2017, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million.

Note 9—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2017	$2,134	$(4,477)	$(2,343)
Other comprehensive loss attributable to IDT Corporation before reclassifications	(23)	(368)	(391)
Less: reclassification for gain included in net loss	(7)	—	(7)	Other (expense) income, net
Net other comprehensive loss attributable to IDT Corporation	(30)	(368)	(398)
Balance, October 31, 2017	$2,104	$(4,845)	$(2,741)

At both October 31, 2017 and July 31, 2017, unrealized gain on available-for-sale securities included unrealized gain of $2.1 million on the Rafael Pharma Series D Note.

Note 10—Business Segment Information

The Company has two reportable business segments, Telecom Platform Services and net2phone-Unified Communications as a Service (“net2phone-UCaaS”) (formerly known as UCaaS). The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

Telecom Platform Services and net2phone-UCaaS comprise the IDT Telecom division. The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The net2phone-UCaaS segment is comprised of (1) cable telephony, (2) cloud-based private branch exchange, or PBX, services offered to enterprise customers exclusively through value-added resellers, service providers, telecom agents and managed service providers, (3) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls.

Beginning in the first quarter of fiscal 2018, the Telecom Platform Services segment includes Consumer Phone Services, which was previously reported as a separate segment. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Comparative results have been reclassified and restated as if Consumer Phone Services was included in Telecom Platform Services in all periods presented.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. IDT Telecom depreciation and amortization are allocated to Telecom Platform Services and net2phone-UCaaS because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	net2phone-UCaaS	All Other	Corporate	Total
Three Months Ended October 31, 2017
Revenues	$385,063	$7,788	$704	$—	$393,555
Income (loss) from operations	4,561	(674)	(631)	(3,173)	83
Severance	409	—	—	30	439
Other operating expense	—	—	—	(779)	(779)

Three Months Ended October 31, 2016
Revenues	$361,511	$7,136	$504	$—	$369,151
Income (loss) from operations	6,544	(174)	90	(1,274)	5,186
Other operating expense	—	—	—	(199)	(199)

Note 11—Commitments and Contingencies

Legal Proceedings

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that holds record and beneficial ownership of certain of his shares of Straight Path), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the proposed sale of Straight Path’s subsidiary Straight Path IP Group, Inc. (“SPIP”) to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action. On November 20, 2017, the Delaware Chancery Court issued an order staying the case pending the closing of the transaction between Verizon and Straight Path on the grounds that the claims are not ripe. In the three months ended October 31, 2017, the Company incurred legal fees of $0.8 million related to this putative class action, which is included in “Other operating expense” in the accompanying consolidated statement of operations.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, the Company filed an appeal, which Tyco opposed. On November 22, 2017, oral argument was held on the appeal. The Company awaits the court’s decision.

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

Universal Service Fund Audit

The Company’s FCC Form 499-A filings for calendar years 2000 through 2006 related to payments to the Universal Service Fund have been audited by the Internal Audit Division (“IAD”) of the Universal Service Administrative Company (“USAC”), which concluded that the Company incorrectly reported certain revenues on Forms 499-A. USAC’s revisions to the Company’s filing methodology resulted in additional regulatory payments for the years covered by the audits. While the Company believes in the accuracy of its filing methodology and the Company’s Request for Review remains pending, the Company has implemented some of the revisions set forth in the IAD’s filings beginning with the Company’s calendar year 2010 Form 499-A. The Company has accrued for all regulatory fees that the Company believes may be incurred under IAD’s methodology from 2002 through the present, in the event the Company’s Request for Review is denied and/or its methodology is not upheld on appeal, and the Company has made certain payments on amounts that have been invoiced to it by USAC and/or other agencies. The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the IAD. At October 31, 2017 and July 31, 2017, the Company’s accrued expenses included $39.9 million and $43.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years. Until a final decision is reached in the Company’s disputes, the Company will continue to accrue in accordance with IAD’s methodology. If the Company does not properly calculate, or has not properly calculated, the amount payable by the Company to the Universal Service Fund, the Company may be subject to interest and penalties.

Purchase Commitments

The Company had purchase commitments of $60.9 million at October 31, 2017, including the aggregate commitment under the Reciprocal Services Agreement described below.

Reciprocal Services Agreement

In August 2017, the Company entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The Company has committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, the Company deposited $11.75 million into an escrow account as security for the benefit of the telecom operator, which is included in “Other current assets” in the accompanying consolidated balance sheet.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2017, the Company had aggregate performance bonds of $15.1 million outstanding.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2017 and July 31, 2017, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $8.6 million and $10.8 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

Straight Path Communications Inc. Settlement Agreement and Mutual Release

The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off. On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company has cooperated with the FCC in this matter and has responded to the letter of inquiry. If the FCC were to pursue separate action against the Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company related to activities during the period of ownership by the Company.

The Separation and Distribution Agreement provides for the Company and Straight Path to indemnify each other for certain liabilities. The Company and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, the Company, Straight Path, SPIP and PR-SP IP Holdings LLC (“PR-SP”), an entity owned by Howard Jonas, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between the Company and Straight Path. Consistent with the previously announced term sheet dated April 9, 2017, in exchange for the mutual release, the Company paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to the Company its majority ownership interest in Straight Path IP Group Holding, Inc. (“New SPIP”), which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and the Company undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest.

Consistent with the contemplated arrangement that was previously disclosed, on October 24, 2017, the Company sold its entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of the funding and other obligations undertaken by the Company.

Note 12—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended October 31,
	2017	2016
	(in thousands)
Foreign currency transaction (losses) gains	$(728)	$2,059
(Loss) gain on investments	(119)	263
Gain on marketable securities	7	—
Other	14	70
Total other (expense) income, net	$(826)	$2,392

Note 13—Income Tax and New Jersey Corporation Business Tax

In the three months ended October 31, 2016, the Company determined that its valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection of income in future periods. The Company recorded a benefit from income taxes of $16.6 million in the three months ended October 31, 2016 from the full recognition of the Elmion Netherlands B.V. deferred tax assets.

In September 2017, the Company, IDT Domestic Telecom, Inc. (a subsidiary of the Company) and certain other affiliates, were certified by the New Jersey Economic Development Authority as having met all of the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The corporation business tax credits to be received are a maximum of $21.1 million. The Company may claim a tax credit each tax year for ten years beginning in 2017. The tax credit can be applied to 100% of the Company’s New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, the Company may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

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

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2017. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2017.

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom Platform Services and net2phone-Unified Communications as a Service, or net2phone-UCaaS (formerly known as UCaaS). The Telecom Platform Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The net2phone-UCaaS segment is comprised of (1) cable telephony, (2) cloud-based private branch exchange, or PBX, services offered to enterprise customers exclusively through value-added resellers, service providers, telecom agents and managed service providers, (3) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (4) PicuP, a highly-automated business phone service that answers, routes and manages voice calls. Telecom Platform Services and net2phone-UCaaS comprise our IDT Telecom division. Operating segments not reportable individually are included in All Other. All Other includes our real estate holdings and other smaller businesses.

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.8% and 99.9% of our total revenues in the three months ended October 31, 2017 and 2016, respectively.

On October 31, 2017, our subsidiary Rafael Holdings, Inc., or RHI, filed a registration statement on Form 10 (containing a preliminary Information Statement for our stockholders) with the SEC. We intend to spin-off RHI to our stockholders, so that RHI will be a separate publicly traded company. RHI intends to apply to have its Class B common stock listed for trading on the NYSE American under the symbol “RFL”. Approval of the spin-off by our stockholders is not required. Our Board of Directors believes that the spin-off will allow RHI to better focus on its strategic mission and that its potential can be better realized as an independent entity. The spin-off of RHI will occur by way of a pro rata distribution of RHI’s capital stock to our stockholders. On the distribution date, we currently expect that each of our stockholders as of the record date for the distribution will receive one share of RHI Class A common stock for every two shares of our Class A common stock and one share of RHI Class B common stock for every two shares of our Class B common stock. Completion of the RHI spin-off is subject to final approval by our Board of Directors, receipt of a favorable opinion as to the spin-off’s tax-free status, as well as effectiveness of the Form 10 registration statement filed with the SEC. Our Board of Directors reserves the right to amend, modify or abandon the RHI spin-off and the related transactions at any time prior to the distribution date.

RHI will own certain commercial real estate assets and interests in clinical and early stage pharmaceutical companies that are currently owned by us. The commercial real estate holdings consist of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and an office condominium in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings include interests in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and an equity interest in Lipomedix Pharmaceuticals Ltd., an early stage pharmaceutical development company based in Israel. In addition, prior to the spin-off, we intend to contribute cash to RHI so that it holds $50 million to $60 million in cash.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2017. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived and intangible assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2017.

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

Results of Operations

Three Months Ended October 31, 2017 Compared to Three Months Ended October 31, 2016

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Telecom Platform Services Segment

Beginning in the first quarter of fiscal 2018, the Telecom Platform Services segment includes Consumer Phone Services, which was previously reported as a separate segment. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Comparative results have been reclassified and restated as if Consumer Phone Services was included in Telecom Platform Services in all periods presented.

Telecom Platform Services, which represented 97.8% and 97.9% of our total revenues in the three months ended October 31, 2017 and 2016, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and

●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer.

	Three months ended October 31,		Change
	2017	2016	$	%
	(in millions)
Revenues	$385.1	$361.5	$23.6	6.5%
Direct cost of revenues	334.0	309.7	24.3	7.8
Selling, general and administrative	42.1	41.1	1.0	2.6
Depreciation and amortization	4.0	4.2	(0.2)	(4.6)
Severance	0.4	—	0.4	nm
Income from operations	$4.6	$6.5	$(1.9)	(30.3)%

nm—not meaningful

Revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three months ended October 31, 2017 and 2016 consisted of the following:

	Three months ended October 31,		Change
	2017	2016	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$146.2	$158.5	$(12.3)	(7.8)%
Wholesale Carrier Services	170.5	143.3	27.2	19.0
Payment Services	68.4	59.7	8.7	14.6
Total Telecom Platform Services revenues	$385.1	$361.5	$23.6	6.5%
Minutes of use
Retail Communications	1,473	1,829	(356)	(19.5)%
Wholesale Carrier Services	5,216	4,348	868	20.0
Total minutes of use	6,689	6,177	512	8.3%
Average revenue per minute
Retail Communications	$0.0992	$0.0867	$0.0125	14.5%
Wholesale Carrier Services	0.0327	0.0330	(0.0003)	(0.9)

Retail Communications’ revenue decreased 7.8% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017, and Retail Communications’ minutes of use decreased 19.5% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017. The decrease in Retail Communications’ revenues and minutes of use was primarily due to increased competition from wireless network operators, mobile virtual network operators and alternative communications solutions such as over-the-top voice and messaging services. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 5.4% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017, and Boss Revolution’s minutes of use declined 16.4% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017. In addition, the decrease in Retail Communications’ revenue and minutes of use in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 was due to continuing declines in Europe, South America and Asia, and continuing declines from traditional disposable calling cards in the U.S. Retail Communications’ revenue comprised 38.0% and 43.8% of Telecom Platform Services’ revenue in the three months ended October 31, 2017 and 2016, respectively.

Wholesale Carrier Services’ revenue increased 19.0% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017, and Wholesale Carrier Services’ minutes of use increased 20.0% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017, due to an increase in traditional carrier minutes of use and revenues. Wholesale Carrier Services’ revenue comprised 44.3% and 39.7% of Telecom Platform Services’ revenue in the three months ended October 31, 2017 and 2016, respectively.

Payment Services’ revenue increased 14.6% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 due to increases in revenue from our international and domestic airtime top-up service, our international money transfer service, and our National Retail Solutions point-of-sale terminal business. The increase in revenues from airtime top-up in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 reflected growth from new mobile partners and diversification of airtime top-up offerings. We have money transmitter licenses in 47 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. Future growth in Payment Services is expected from the new Boss Revolution Money app that features international money transfers, airtime top-up and electronic gift cards, and from expansion of money transfer services in New York and California via retailers. National Retail Solutions is also expected to continue growing. Payment Services’ revenue comprised 17.7% and 16.5% of Telecom Platform Services’ revenue in the three months ended October 31, 2017 and 2016, respectively.

	Three months ended October 31,
	2017	2016	Change
Telecom Platform Services
Direct cost of revenues as a percentage of revenues	86.7%	85.7%	1.0%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 mainly due to the 20.0% increase in Wholesale Carrier Services’ minutes of use in the three months ended October 31, 2017 compared to the similar period in fiscal 2017. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 100 basis points in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 primarily due to a shift in the revenue mix within our Telecom Platform Services segment towards Wholesale Carrier Services, which typically exhibits higher direct cost of revenues as a percentage of revenues than our Retail Communications’ offerings.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom Platform Services segment increased in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 primarily due an increase in employee compensation, partially offset by a decrease in marketing expense. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expense decreased to 10.9% from 11.4% in the three months ended October 31, 2017 and 2016, respectively.

Depreciation and Amortization. The decrease in depreciation and amortization expense in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 was primarily due to more of our property, plant and equipment becoming fully depreciated, partially offset by increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

Severance. In the three months ended October 31, 2017, Telecom Platform Services completed an adjustment to its workforce and incurred severance expense of $0.4 million.

net2phone-UCaaS Segment

	Three months ended October 31,		Change
	2017	2016	$	%
	(in millions)
Revenues	$7.8	$7.1	$0.7	9.1%
Direct cost of revenues	2.5	3.3	(0.8)	(24.0)
Selling, general and administrative	4.7	3.3	1.4	42.1
Depreciation	1.3	0.7	0.6	76.3

Loss from operations	$(0.7)	$(0.2)	$(0.5)	(286.3)%

Revenues. net2phone-UCaaS’ revenue increased 9.1% in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 primarily due to continued growth from its cable telephony service and cloud-based communications offering – both in the U.S. and in South America. In light of the strong growth in the cloud-based communications offering in Argentina and Brazil, net2phone-UCaaS anticipates additional international expansion in South America and Asia in fiscal 2018.

	Three months ended October 31,
	2017	2016	Change
net2phone-UCaaS
Direct cost of revenues as a percentage of revenues	32.1%	46.1%	(14.0)%

Direct Cost of Revenues. Direct cost of revenues in net2phone-UCaaS decreased in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 primarily because of a decrease in the direct cost of revenues in cable telephony service. Direct cost of revenues as a percentage of revenues in net2phone-UCaaS decreased 1,400 basis points in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 primarily because of the decrease in the direct cost of revenues in cable telephony service, as well as decreases in direct cost of revenues as a percentage of revenues in cloud-based PBX and SIP trunking.

Selling, General and Administrative. Selling, general and administrative expense in our net2phone-UCaaS segment increased in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 due to an increase in employee compensation resulting from an increase in the number of sales and information technology employees. We increased employees and compensation in our net2phone-UCaaS segment in fiscal 2017 as we invested in the growth of net2phone-UCaaS’ lines of business.

Depreciation. The increase in depreciation and amortization expense in the net2phone-UCaaS segment in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Currently, operating segments not reportable individually are included in All Other

	Three months ended October 31,		Change
	2017	2016	$	%
	(in millions)
Revenues	$0.7	$0.5	$0.2	39.8%
Direct cost of revenues	—	—	—	—
Selling, general and administrative	0.9	—	0.9	nm
Depreciation	0.4	0.4	—	3.0
(Loss) income from operations	$(0.6)	$0.1	$(0.7)	(800.0)%

nm—not meaningful

Revenues. In April 2016, we entered into two leases with tenants for space in our headquarters building at 520 Broad Street, Newark, New Jersey. One lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The other lease is for a portion of the ground floor and basement for a term of ten years and seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 primarily due to increases in expenses related to RHI and our commercial real estate.

Corporate

	Three months ended October 31,		Change
	2017	2016	$	%
	(in millions)
General and administrative expenses	$2.4	$1.1	$1.3	120.0%
Other operating expense	0.8	0.2	0.6	291.0
Loss from operations	$3.2	$1.3	$1.9	149.1%

Corporate costs include compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, and other corporate-related general and administrative expenses, including, among others, facilities costs, charitable contributions and travel. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. The increase in Corporate general and administrative expense in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 was primarily due to increases in legal fees, employee compensation and stock-based compensation expense. As a percentage of our total consolidated revenues, Corporate general and administrative expense were 0.6% and 0.3% in the three months ended October 31, 2017 and 2016, respectively.

Other Operating Expense. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In the three months ended October 31, 2017, we incurred legal fees of $0.8 million related to the Straight Path stockholders’ putative class action and derivative complaint. In the three months ended October 31, 2016, we incurred legal fees of $0.2 million related to a letter of inquiry from the Federal Communications Commission, or FCC, in connection with its investigation of potential license violations by Straight Path Spectrum LLC (a subsidiary of Straight Path and formerly a subsidiary of ours). (See Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of the Quarterly Report on Form 10-Q).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.8 million and $0.7 million in the three months ended October 31, 2017 and 2016, respectively. At October 31, 2017, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended October 31,		Change
	2017	2016	$	%
	(in millions)
Income from operations	$0.1	$5.2	$(5.1)	(98.4)%
Interest income, net	0.3	0.3	—	20.3
Other (expense) income, net	(0.8)	2.4	(3.2)	(134.5)
(Provision for) benefit from income taxes	(1.4)	14.4	(15.8)	(109.8)
Net (loss) income	(1.8)	22.3	(24.1)	(108.1)
Net income attributable to noncontrolling interests	(0.3)	(0.4)	0.1	21.5
Net (loss) income attributable to IDT Corporation	$(2.1)	$21.9	$(24.0)	(109.5)%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended October 31,
	2017	2016
	(in millions)
Foreign currency transaction (losses) gains	$(0.7)	$2.1
(Loss) gain on investments	(0.1)	0.3
Total other (expense) income, net	$(0.8)	$2.4

(Provision for) Benefit from Income Taxes. In the three months ended October 31, 2016, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., or Elmion, a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection that the income would continue. We recorded a benefit from income taxes of $16.6 million in the three months ended October 31, 2016 from the full recognition of the Elmion deferred tax assets. The change in income tax expense in the three months ended October 31, 2017 compared to the similar period in fiscal 2017, excluding the benefit from income taxes in the three months ended October 31, 2016, was generally due to the differences in the tax rates in the jurisdictions where the results were recorded.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2017 compared to the similar period in fiscal 2017 was primarily due to a decrease in the net income attributable to the noncontrolling interests in certain IDT Telecom subsidiaries, partially offset by net loss attributable to the noncontrolling interests in RHI and RHI’s subsidiary, IDT-Rafael Holdings, LLC.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held as of October 31, 2017 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2018.

At October 31, 2017, we had cash, cash equivalents and marketable securities of $107.0 million and working capital (current assets in excess of current liabilities) of $4.0 million. At October 31, 2017, we also had $8.6 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At October 31, 2017, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $8.6 million held by IDT Payment Services that was unavailable for other purposes.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

	Three months ended October 31,
	2017	2016
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(30.5)	$5.5
Investing activities	(1.4)	(18.5)
Financing activities	(5.1)	(3.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.5)
Decrease in cash and cash equivalents	$(37.2)	$(17.6)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $81.4 million at October 31, 2017 from $67.6 million at July 31, 2017 primarily due to a $13.6 million increase in IDT Telecom’s gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to amounts billed in in the three months ended October 31, 2017 in excess of collections during the period.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of prepaid products. Deferred revenue decreased to $74.8 million at October 31, 2017 from $76.5 million at July 31, 2017 primarily due to a decrease in the IDT Telecom U.S. Boss Revolution balance.

On September 20, 2016, we received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. We have cooperated with the FCC in this matter and have responded to the letter of inquiry. The FCC could seek to fine or impose regulatory penalties or civil liability on us related to activities during the period of ownership by us.

The Separation and Distribution Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, we, Straight Path, Straight Path IP Group, Inc., or SPIP, and PR-SP IP Holdings LLC, or PR-SP, an entity owned by Howard Jonas, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. Consistent with the previously announced term sheet dated April 9, 2017, in exchange for the mutual release, we paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to us its majority ownership interest in Straight Path IP Group Holding, Inc., or New SPIP, which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and we undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest. In the accompanying consolidated statement of cash flows in the three months ended October 31, 2017, $10 million of the aggregate payment to Straight Path was included in operating activities and $6 million of the aggregate payment was included in investing activities.

In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, we deposited $11.75 million into an escrow account as security for the benefit of the telecom operator, which was included in operating activities in the accompanying consolidated statement of cash flows.

Investing Activities

Our capital expenditures were $5.3 million and $5.5 million in the three months ended October 31, 2017 and 2016, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending October 31, 2018 will be between $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

Consistent with the contemplated arrangement that was previously disclosed, on October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in the three months ended October 31, 2017.

In the three months ended October 31, 2016, we used cash of $8.0 million for additional investments. In September 2016, Rafael Pharma issued to our 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of $2 million principal amount convertible promissory notes issued in connection with a prior funding.

Purchases of marketable securities were $15.7 million and $11.0 million in the three months ended October 31, 2017 and 2016, respectively. Proceeds from maturities and sales of marketable securities were $19.6 million and $6.0 million in the three months ended October 31, 2017 and 2016, respectively.

Financing Activities

In the three months ended October 31, 2017, we paid cash dividends of $0.19 per share on our Class A common stock and Class B common stock, or $4.7 million in total. In the three months ended October 31, 2016, we paid cash dividends of $0.19 per share on our Class A common stock and Class B common stock, or $4.4 million in total. On December 4, 2017, our Board of Directors declared a dividend of $0.19 per share for the first quarter of fiscal 2018 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about December 29, 2017 to stockholders of record as of the close of business on December 18, 2017.

We distributed cash of $0.4 million in both the three months ended October 31, 2017 and 2016 to the holders of noncontrolling interests in certain of our subsidiaries.

We received proceeds from the exercise of our stock options of $0.4 million in the three months ended October 31, 2016, for which we issued 43,016 shares of our Class B common stock.

In connection with our investment in Rafael Pharma, our subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. We hold a 50% interest in CS Pharma and we are the managing member. At July 31, 2016, CS Pharma had received $8.8 million, which was included in “Other current liabilities” pending the issuance of the member interests. In the three months ended October 31, 2016, CS Pharma received an additional $1.2 million from the sale of its member interests.

In each of the three months ended October 31, 2017 and 2016, we paid $23,000 to repurchase 1,668 and 1,542 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended October 31, 2017 or 2016. At October 31, 2017, 8.0 million shares remained available for repurchase under the stock repurchase program.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 150 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of April 30, 2018. At October 31, 2017 and July 31, 2017, there were no amounts outstanding under the facility. We intend to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.375% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock and IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries may not exceed $110.0 million.

Other Sources and Uses of Resources

On June 22, 2017, IDT Telecom, Inc. entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDT Financial Services Holding Limited is the sole shareholder of IDT Financial Services Limited, our Gibraltar-based bank. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDT Financial Services Holding Limited of £2.9 million ($3.8 million at October 31, 2017) plus an amount equal to the value of IDT Financial Services Holding Limited’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDT Financial Services Holding Limited. The net asset value of IDT Financial Services Holding Limited was $13.9 million at October 31, 2017. A portion of the purchase price will be placed in escrow and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is expected to close in the first quarter of calendar 2018, subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement. The remaining closing conditions are outside of our control and there can be no assurance that the sale will be completed.

We intend to spin-off our wholly-owned subsidiary, RHI, to our stockholders. RHI will own certain commercial real estate assets and interests in Rafael Pharma and Lipomedix Pharmaceuticals Ltd. Prior to the spin-off, we intend to contribute cash to RHI so that it holds $50 million to $60 million in cash.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at October 31, 2017:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$6.5	$2.9	$2.1	$0.7	$0.8
Purchase commitments (1)	60.9	60.9	—	—	—
Total contractual obligations (2)	$67.4	$63.8	$2.1	$0.7	$0.8

(1)	Purchase commitments include the aggregate commitment under the Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(2)	The above table does not include an aggregate of $15.1 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with our spin-off of Straight Path, in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of the Quarterly Report on Form 10-Q).

In connection with our spin-off of Zedge, Inc., or Zedge, in June 2016, we and Zedge entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Zedge after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Zedge with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to Separation and Distribution Agreement, among other things, we indemnify Zedge and Zedge indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, Zedge indemnifies us from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business accruing after the spin-off, and we indemnify Zedge from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business with respect to taxable periods ending on or before the spin-off.

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At October 31, 2017, we had aggregate performance bonds of $15.1 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 33% and 31% of our consolidated revenues for the three months ended October 31, 2017 and 2016, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of October 31, 2017, the carrying value of our marketable securities and investments in hedge funds was $54.3 million and $8.6 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2017	—	$—	—	8,000,000
September 1–30, 2017 (2)	1,542	$14.11	—	8,000,000
October 1–31, 2017 (2)	126	$14.27	—	8,000,000
Total	1,668	$14.12	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT Corporation

December 11, 2017	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

December 11, 2017	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

