Form 10-Q
period 2018-01-31
IDT CORP
filed 2018-03-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):  Yes  ☐  No  ☒

As of March 8, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,279,953 shares outstanding (excluding 2,302,095 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2018	July 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$54,055	$90,344
Marketable securities	46,202	58,272
Trade accounts receivable, net of allowance for doubtful accounts of $2,642 at January 31, 2018 and $2,657 at July 31, 2017	71,652	64,979
Prepaid expenses	15,915	14,506
Other current assets	30,733	18,749
Assets held for sale	138,700	124,267
Total current assets	357,257	371,117
Property, plant and equipment, net	88,621	88,994
Goodwill	11,447	11,326
Investments	24,350	26,894
Deferred income tax assets, net	8,653	11,841
Other assets	8,616	3,657
Assets held for sale	5,285	5,134
Total assets	$504,229	$518,963
Liabilities and equity
Current liabilities:
Trade accounts payable	$37,071	$40,989
Accrued expenses	113,154	125,359
Deferred revenue	71,789	76,451
Other current liabilities	4,683	4,659
Liabilities held for sale	129,423	115,318
Total current liabilities	356,120	362,776
Other liabilities	1,107	1,080
Liabilities held for sale	642	550
Total liabilities	357,869	364,406
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2018 and July 31, 2017	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,582 and 25,561 shares issued and 23,280 and 23,264 shares outstanding at January 31, 2018 and July 31, 2017, respectively	256	256
Additional paid-in capital	396,259	394,462
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,302 and 2,297 shares of Class B common stock at January 31, 2018 and July 31, 2017, respectively	(83,365)	(83,304)
Accumulated other comprehensive loss	(2,531)	(2,343)
Accumulated deficit	(173,386)	(163,370)
Total IDT Corporation stockholders’ equity	137,266	145,734
Noncontrolling interests	9,094	8,823
Total equity	146,360	154,557
Total liabilities and equity	$504,229	$518,963

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands, except per share data)

Revenues	$395,883	$367,556	$789,438	$736,707
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	337,229	310,913	673,738	623,941
Selling, general and administrative (i)	52,358	47,325	102,429	92,763
Depreciation and amortization	5,735	5,301	11,408	10,601
Severance	195	—	635	—
Total costs and expenses	395,517	363,539	788,210	727,305
Other operating expense	(846)	(889)	(1,625)	(1,088)
(Loss) income from operations	(480)	3,128	(397)	8,314
Interest income, net	286	309	648	609
Other income (expense), net	370	(419)	(456)	1,974
Income (loss) before income taxes	176	3,018	(205)	10,897
Benefit from (provision for) income taxes	1,514	(1,761)	99	12,655
Net income (loss)	1,690	1,257	(106)	23,552
Net income attributable to noncontrolling interests	(174)	(382)	(470)	(758)
Net income (loss) attributable to IDT Corporation	$1,516	$875	$(576)	$22,794

Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.06	$0.04	$(0.02)	$1.00
Diluted	$0.06	$0.04	$(0.02)	$0.99
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	24,643	22,768	24,635	22,740
Diluted	24,724	22,963	24,635	22,931

Dividends declared per common share	$0.19	$0.19	$0.38	$0.38

(i) Stock-based compensation included in selling, general and administrative expenses	$987	$1,426	$1,797	$2,128

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$1,690	$1,257	$(106)	$23,552
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(120)	(40)	(150)	(63)
Foreign currency translation adjustments	330	459	(38)	(2,403)
Other comprehensive income (loss)	210	419	(188)	(2,466)
Comprehensive income (loss)	1,900	1,676	(294)	21,086
Comprehensive income attributable to noncontrolling interests	(174)	(382)	(470)	(758)
Comprehensive income (loss) attributable to IDT Corporation	$1,726	$1,294	$(764)	$20,328

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended January 31,
	2018	2017
	(in thousands)
Operating activities
Net (loss) income	$(106)	$23,552
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,408	10,601
Deferred income taxes	3,212	(12,868)
Provision for doubtful accounts receivable	696	126
Realized loss (gain) on marketable securities	9	(305)
Interest in the equity of investments	(77)	(295)
Stock-based compensation	1,797	2,128
Change in assets and liabilities:
Restricted cash and cash equivalents	(3,663)	4,098
Trade accounts receivable	(4,568)	(8,189)
Prepaid expenses, other current assets and other assets	(15,109)	(1,432)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(20,344)	(15,010)
Customer deposits	4,481	(1,177)
Deferred revenue	(4,710)	(2,043)
Net cash used in operating activities	(26,974)	(814)
Investing activities
Capital expenditures	(10,931)	(10,543)
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	6,000	—
Purchase of IP Interest from Straight Path Communications Inc.	(6,000)	—
Payment for acquisition, net of cash acquired	—	(1,827)
Cash used for investments	—	(8,304)
Purchases of marketable securities	(19,797)	(17,209)
Proceeds from maturities and sales of marketable securities	31,610	16,848
Net cash provided by (used in) investing activities	882	(21,035)
Financing activities
Dividends paid	(9,440)	(8,765)
Distributions to noncontrolling interests	(717)	(817)
Proceeds from borrowings under revolving credit facility	19,080	—
Repayments of borrowings under revolving credit facility	(19,080)	—
Proceeds from exercise of stock options	—	835
Proceeds from sale of member interests in CS Pharma Holdings, LLC.	—	1,250
Repurchases of Class B common stock	(61)	(1,838)
Net cash used in financing activities	(10,218)	(9,335)
Effect of exchange rate changes on cash and cash equivalents	592	(829)
Net decrease in cash and cash equivalents	(35,718)	(32,013)
Cash and cash equivalents at beginning of period, including $5,716 held for sale at July 31, 2017	96,060	109,537
Cash and cash equivalents at end of period, including $6,287 held for sale at January 31, 2018	$60,342	$77,524
Supplemental schedule of non-cash investing and financing activities
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$—	$8,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2018 refers to the fiscal year ending July 31, 2018).

Note 2— IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom (“IDTFS Holding”), to JAR Fintech. IDTFS Holding is the sole shareholder of IDT Financial Services Limited (“IDTFS”), a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDTFS Holding of approximately $4.1 million plus an amount equal to the value of IDTFS’ net assets, to be paid at closing, subject to adjustments relating to customer assets of IDTFS. The net asset value of IDTFS was $14.5 million at January 31, 2018. A portion of the purchase price will be placed in escrow at closing and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is expected to close in the second quarter of calendar 2018, subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement. The remaining closing conditions are outside of the Company’s control and there can be no assurance that the sale will be completed.

The pending disposition of IDTFS Holding did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDTFS Holding assets and liabilities held for sale included the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Current assets held for sale:
Cash and cash equivalents	$6,287	$5,716
Restricted cash and cash equivalents	128,153	115,609
Trade accounts receivable, net of allowance for doubtful accounts of $3,239 and $2,550 at January 31, 2018 and July 31, 2017, respectively	2,919	1,844
Prepaid expenses	854	758
Other current assets	487	340
Total current assets held for sale	$138,700	$124,267

Noncurrent assets held for sale:
Property, plant and equipment, net	$19	$24
Other intangibles, net	164	165
Other assets	5,102	4,945
Total noncurrent assets held for sale	$5,285	$5,134

Current liabilities held for sale:
Trade accounts payable	$2,007	$372
Accrued expenses	252	226
Customer deposits	127,107	114,689
Other current liabilities	57	31
Total current liabilities held for sale	$129,423	$115,318

Noncurrent liabilities held for sale:
Other liabilities	$642	$550
Total noncurrent liabilities held for sale	$642	$550

IDTFS Holding is included in the Telecom Platform Services segment. IDTFS Holding’s (loss) income before income taxes and (loss) income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
(Loss) income before income taxes	$(559)	$(421)	$(1,009)	$174

(Loss) income before income taxes attributable to IDT Corporation	$(559)	$(421)	$(1,009)	$174

Note 3—Spin-Off of Rafael Holdings, Inc. and Investment in Rafael Pharmaceuticals, Inc.

On or about March 26, 2018, the Company expects to spin-off its subsidiary, Rafael Holdings, Inc. (“RHI”), to the Company’s stockholders, so that RHI will be a separate publicly traded company. Approval of the spin-off by the Company’s stockholders is not required. The Company’s Board of Directors believes that the spin-off will allow RHI to better focus on its strategic mission and that its potential can be better realized as an independent entity. The spin-off of RHI will occur by way of a pro rata distribution of RHI’s capital stock to the Company’s stockholders. On the distribution date, each of the Company’s stockholders as of the record date for the distribution of March 13, 2018 will receive one share of RHI Class A common stock for every two shares of the Company’s Class A common stock and one share of RHI Class B common stock for every two shares of the Company’s Class B common stock. Completion of the RHI spin-off is subject to receipt of a favorable opinion as to the spin-off’s tax-free status.

RHI owns the commercial real estate assets held by the Company and interests in two clinical stage pharmaceutical companies. The commercial real estate holdings consist of the Company’s headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for the Company and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharmaceuticals, Inc. (“Rafael Pharma”), which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., a pharmaceutical development company based in Israel. In addition, prior to the spin-off, the Company intends to transfer assets to RHI such that, at the time of the spin-off, RHI will have approximately $44 million in cash, cash equivalents, and marketable securities, plus $6 million in hedge fund and other investments.

RHI’s interests in Rafael Pharma, which are held through a 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC (“IDT-Rafael Holdings”), include convertible notes issued by Rafael Pharma, and a warrant held by the Company and certain minority holders to purchase up to a majority equity stake in Rafael Pharma at the Company’s discretion in accordance with the terms of the convertible note and the warrant. The remaining 10% of IDT-Rafael Holdings is held by Howard S. Jonas, the Company’s Chairman of the Board, and Chairman of the Board of Rafael Pharma.

IDT-Rafael Holdings had the contractual right to receive additional shares of Rafael Pharma representing 10% of the outstanding capital stock of Rafael Pharma that will be issued upon the occurrence of any of the following: (i) Food and Drug Administration approval of a Rafael Pharma drug application, (ii) an initial public offering of Rafael Pharma at a valuation of over $500 million, or (iii) a sale of Rafael Pharma above certain valuations. Currently, none of the conditions have been satisfied and the right remains contingent. On September 14, 2017, IDT-Rafael Holdings distributed this right to its members on a pro rata basis such that the Company received the right to 9% of the outstanding capital stock of Rafael Pharma and Howard Jonas received the right to 1% of the outstanding capital stock of Rafael Pharma. In addition, as compensation for assuming the role of Chairman of the Board of Rafael Pharma, and to create additional incentive to contribute to the success of Rafael Pharma, on September 19, 2017, the Company transferred its right to receive 9% of the outstanding capital stock of Rafael Pharma to Mr. Jonas. The right is further transferable at the discretion of Mr. Jonas.

Howard Jonas and his wife Deborah Jonas jointly own $525,000 of Series C Convertible Notes of Rafael Pharma, and The Howard S. and Deborah Jonas Foundation own an additional $525,000 of Series C Convertible Notes of Rafael Pharma.

IDT-Rafael Holdings’ controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), holds Rafael Pharma’s Series D convertible promissory note with a principal amount of $10 million (the “Series D Note”). The Series D Note earns interest at 3.5% per annum, with principal and accrued interest due and payable on September 16, 2018. The Series D Note is convertible at the holder’s option into shares of Rafael Pharma’s Series D Preferred Stock. The Series D Note also includes a mandatory conversion into Rafael Pharma common stock upon a qualified initial public offering, and conversion at the holder’s option upon an unqualified financing event. In all cases, the Series D Note conversion price is based on the applicable financing purchase price.

IDT-Rafael Holdings and CS Pharma hold warrants to purchase shares of capital stock of Rafael Pharma representing in the aggregate up to 56% of the then issued and outstanding capital stock of Rafael Pharma, on an as-converted and fully diluted basis. The right to exercise warrants as to the first $10 million thereof is held by CS Pharma. The exercise price of the warrant is the lower of 70% of the price sold in an equity financing, or $1.25 per share, subject to certain adjustments. The minimum initial and subsequent exercises of the warrant shall be for such number of shares that will result in at least $5 million of gross proceeds to Rafael Pharma, or such lesser amount as represents 5% of the outstanding capital stock of Rafael Pharma, or such lesser amount as may then remain unexercised. The warrant will expire upon the earlier of December 31, 2020 or a qualified initial public offering or liquidation event.

The Company’s investment in Rafael Pharma, which was included in “Investments” in the accompanying consolidated balance sheets, consists of the following:

	January 31, 2018	July 31, 2017
	(in thousands)
Series D Note (at fair value)	$6,300	$6,300
Warrants (at cost)	5,400	5,400
Right to receive additional shares (at cost)	—	400
Total investment in Rafael Pharma	$11,700	$12,100

Rafael Pharma is a variable interest entity, however, the Company has determined that it is not the primary beneficiary as the Company does not have the power to direct the activities of Rafael Pharma that most significantly impact Rafael Pharma’s economic performance. At January 31, 2018, the Company’s maximum exposure to loss as a result of its involvement with Rafael Pharma was its $11.7 million investment, since there were no other arrangements, events or circumstances that could expose the Company to additional loss.

Note 4—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
January 31, 2018:
Certificates of deposit*	$24,441	$2	$(1)	$24,442
Federal Government Sponsored Enterprise notes	3,216	—	(26)	3,190
International agency notes	399	—	(9)	390
Mutual funds	5,425	40	—	5,465
Corporate bonds	3,332	—	(39)	3,293
Equity	79	—	(3)	76
U.S. Treasury notes	5,397	—	(76)	5,321
Municipal bonds	4,029	—	(4)	4,025
Total	$46,318	$42	$(158)	$46,202
July 31, 2017:
Certificates of deposit*	$29,011	$1	$(7)	$29,005
Federal Government Sponsored Enterprise notes	3,992	—	(14)	3,978
International agency notes	291	—	—	291
Mutual funds	5,353	77	—	5,430
Corporate bonds	4,643	—	—	4,643
Equity	74	—	(26)	48
U.S. Treasury notes	6,673	—	—	6,673
Municipal bonds	8,201	4	(1)	8,204
Total	$58,238	$82	$(48)	$58,272

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

At January 31, 2018 and July 31, 2017, the Company owned 24,923 and 23,227 shares, respectively, of Zedge, Inc. Class B common stock that had a fair value of $76,000 and $48,000, respectively.

Proceeds from maturities and sales of available-for-sale securities were $12.1 million and $10.8 million in the three months ended January 31, 2018 and 2017, respectively, and $31.6 million and $16.8 million in the six months ended January 31, 2018 and 2017, respectively. The gross realized losses that were included in earnings as a result of sales were $16,000 and $9,000 in the three and six months ended January 31, 2018, respectively. The gross realized gains that were included in earnings as a result of sales were $0.3 million in the three and six months ended January 31, 2017. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2018 were as follows:

Fair Value
(in thousands)
Within one year	$25,771
After one year through five years	14,890
After five years through ten years	—
After ten years	—
Total	$40,661

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2018:
Certificates of deposit	$1	$5,340
Federal Government Sponsored Enterprise notes	26	3,190
International agency notes	9	390
Corporate bonds	39	3,293
Equity	3	76
U.S. Treasury notes	76	5,321
Municipal bonds	4	3,067
Total	$158	$20,677
July 31, 2017:
Certificates of deposit	$7	$12,155
Federal Government Sponsored Enterprise notes	14	3,529
Equity	26	48
Municipal bonds	1	3,349
Total	$48	$19,081

At July 31, 2017, there were no securities in a continuous unrealized loss position for 12 months or longer. At January 31, 2018, the following available-for-sale securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
Federal Government Sponsored Enterprise notes	$13	$1,810
Municipal bonds	1	348
Total	$14	$2,158

At January 31, 2018, the Company did not intend to sell the securities that were in a continuous unrealized loss position for 12 months or longer, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.

Note 5—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2018
Available-for-sale securities:
Marketable securities	$10,862	$35,340	$—	$46,202
Rafael Pharma Series D Note	—	—	6,300	6,300
Total	$10,862	$35,340	$6,300	$52,502
July 31, 2017
Available-for-sale securities:
Marketable securities	$12,151	$46,121	$—	$58,272
Rafael Pharma Series D Note	—	—	6,300	6,300
Total	$12,151	$46,121	$6,300	$64,572

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At January 31, 2018 and July 31, 2017, the Company did not have any liabilities measured at fair value on a recurring basis.

At January 31, 2018 and July 31, 2017, the fair value of the Rafael Pharma Series D Note, which was classified as Level 3, was estimated based on a valuation of Rafael Pharma and other factors that could not be corroborated by the market.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and six months ended January 31, 2018 and 2017.

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$6,300	$4,200	$6,300	$2,000
Purchases	—	—	—	2,200
Balance, end of period	$6,300	$4,200	$6,300	$4,200

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

At January 31, 2018 and July 31, 2017, the Company had $8.8 million and $8.6 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At January 31, 2018 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2018 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at January 31, 2018 and July 31, 2017 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $10.4 million and $10.8 million at January 31, 2018 and July 31, 2017, respectively, which the Company believes was not impaired.

Note 6— Equity

Changes in the components of equity were as follows:

	Six Months Ended January 31, 2018
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2017	$145,734	$8,823	$154,557
Dividends declared ($0.38 per share)	(9,440)	—	(9,440)
Restricted Class B common stock purchased from employees	(61)	—	(61)
Transfer of right to receive equity to Howard S. Jonas	—	(40)	(40)
Consolidation of Lipomedix Pharmaceuticals Ltd.	—	558	558
Distributions to noncontrolling interests	—	(717)	(717)
Stock-based compensation	1,797	—	1,797
Comprehensive income:
Net loss	(576)	470	(106)
Other comprehensive loss	(188)	—	(188)
Comprehensive income	(764)	470	(294)
Balance, January 31, 2018	$137,266	$9,094	$146,360

Dividend Payments

In the six months ended January 31, 2018, the Company paid cash dividends of $0.38 per share on its Class A common stock and Class B common stock, or $9.4 million in total. In the six months ended October 31, 2016, the Company paid cash dividends of $0.38 per share on its Class A common stock and Class B common stock, or $8.8 million in total.

On March 5, 2018, the Company’s Board of Directors declared a dividend of $0.09 per share for the second quarter of fiscal 2018 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about March 23, 2018 to stockholders of record as of the close of business on March 19, 2018.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the six months ended January 31, 2018 or 2017. At January 31, 2018, 8.0 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2018 and 2017, the Company paid $0.1 million and $1.8 million, respectively, to repurchase 5,170 shares and 94,338 shares, respectively, of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On December 14, 2017, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.3 million shares.

In the six months ended January 31, 2017, the Company received proceeds from the exercise of its stock options of $0.8 million. There were no stock option exercises in the six months ended January 31, 2018. In the six months ended January 31, 2017, the Company issued 73,471 shares of its Class B common stock for the stock option exercises.

Note 7— Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average number of shares	24,643	22,768	24,635	22,740
Effect of dilutive securities:
Stock options	10	77	—	58
Non-vested restricted Class B common stock	71	118	—	133
Diluted weighted-average number of shares	24,724	22,963	24,635	22,931

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Stock options	1,160	3	1,273	18
Non-vested restricted Class B common stock	—	—	191	—
Shares excluded from the calculation of diluted earnings per share	1,160	3	1,464	18

In the three months ended January 31, 2018, and in the three and six months ended January 31, 2017, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation.

In the six months ended January 31, 2018, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 8—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was amended as of January 31, 2018. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2020. At January 31, 2018 and July 31, 2017, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.325% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including restrictions on dividend payments on IDT Telecom capital stock and restrictions on IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries.

Note 9—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2017	$2,134	$(4,477)	$(2,343)
Other comprehensive loss attributable to IDT Corporation before reclassifications	(159)	(38)	(197)
Less: reclassification for loss included in net loss	9	—	9	Other income (expense), net
Net other comprehensive loss attributable to IDT Corporation	(150)	(38)	(188)
Balance, January 31, 2018	$1,984	$(4,515)	$(2,531)

At both January 31, 2018 and July 31, 2017, unrealized gain on available-for-sale securities included unrealized gain of $2.1 million on the Rafael Pharma Series D Note.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom Platform Services	net2phone-UCaaS	All Other	Corporate	Total
Three Months Ended January 31, 2018
Revenues	$387,065	$8,299	$519	$—	$395,883
Income (loss) from operations	4,589	(790)	(1,019)	(3,260)	(480)
Severance	195	—	—	—	195
Other operating expense	—	—	—	(846)	(846)

Three Months Ended January 31, 2017
Revenues	$359,924	$7,142	$490	$—	$367,556
Income (loss) from operations	7,187	(464)	82	(3,677)	3,128
Other operating expense	—	—	—	(889)	(889)

Six Months Ended January 31, 2018
Revenues	$772,129	$16,087	$1,222	$—	$789,438
Income (loss) from operations	9,150	(1,464)	(1,650)	(6,433)	(397)
Severance	605	—	—	30	635
Other operating expense	—	—	—	(1,625)	(1,625)

Six Months Ended January 31, 2017
Revenues	$721,435	$14,278	$994	$—	$736,707
Income (loss) from operations	13,732	(639)	172	(4,951)	8,314
Other operating expense	—	—	—	(1,088)	(1,088)

Note 11—Commitments and Contingencies

Legal Proceedings

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the proposed sale of Straight Path’s subsidiary Straight Path IP Group, Inc. (“SPIP”) to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action. On November 20, 2017, the Delaware Chancery Court issued an order staying the case pending the closing of the transaction between Verizon and Straight Path on the grounds that the claims are not ripe. That transaction closed on February 28, 2018 and the Court was so notified. In the three and six months ended January 31, 2018, the Company incurred legal fees of $0.2 million and $1.0 million, respectively, related to this putative class action, which is included in “Other operating expense” in the accompanying consolidated statement of operations.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, the Company filed an appeal, which Tyco opposed. On November 22, 2017, oral argument was held on the appeal. On December 21, 2017, the Company’s appeal was denied. On January 22, 2018, the Company filed a motion for leave to appeal to the New York Court of Appeals. On February 6, 2018, Tyco opposed the Company’s motion. The Company awaits the court’s decision.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At January 31, 2018 and July 31, 2017, the Company’s accrued expenses included $39.7 million and $43.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years.

Purchase Commitments

The Company had purchase commitments of $18.7 million at January 31, 2018, including the aggregate commitment under the Reciprocal Services Agreement described below.

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

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At January 31, 2018, the Company had aggregate performance bonds of $15.1 million outstanding.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2018 and July 31, 2017, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $10.0 million and $10.8 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 12—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2018	2017	2018	2017
	(in thousands)
Foreign currency transaction gains (losses)	$169	$(729)	$(559)	$1,330
(Loss) gain on sale of marketable securities	(16)	305	(9)	305
Gain on investments	179	32	59	295
Other	38	(27)	53	44
Total other income (expense), net	$370	$(419)	$(456)	$1,974

Note 13—Income Tax and New Jersey Corporation Business Tax

Tax Cuts and Jobs Act

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and makes other changes to the U.S. income tax code. Due to the Company’s July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for the Company’s fiscal year ending July 31, 2018, and 21.0% for the Company’s fiscal years thereafter.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), expressing its views regarding the Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

As of January 31, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act; however, the Company had made a reasonable estimate of the effect on its existing AMT credit carryover. Because the AMT credit will be refundable if not utilized in the next four years, the Company reversed the valuation allowance that offset the AMT credit. As a result, in the three months ended January 31, 2018, the Company recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund. The reduction in the corporate tax rate is not expected to impact the Company’s results of operations or financial position in the foreseeable future because the income tax benefit from the reduced tax rate will be offset by the valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. The Company expects to utilize net operating loss carryforwards to offset any transition tax that it may incur. Therefore the Company did not record any provisional income tax expense for the transition tax for its foreign subsidiaries. At January 31, 2018, the undistributed earnings of the Company’s foreign subsidiaries continued to be permanently reinvested and the Company does not intend to repatriate any of the amounts. As a result, the Company has not provided for additional income or withholding taxes for the undistributed earnings or for any additional outside basis differences with respect to the foreign entities. The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until August 1, 2018. The Company has not recorded any impact associated with either GILTI or BEAT in the three months ended January 31, 2018.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s provisional estimates when the accounting for the income tax effects of the Tax Act is completed. The Company will continue to evaluate the impact of the Tax Act on its financial statements, and will record the effect of any reasonable changes in its estimates and adjustments.

Elmion Netherlands B.V. Deferred Tax Assets

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

New Jersey Corporation Business Tax

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

Since our inception, we have derived the majority of our revenues and operating expenses from IDT Telecom’s businesses. IDT Telecom’s revenues represented 99.8% and 99.9% of our total revenues in the six months ended January 31, 2018 and 2017, respectively.

On or about March 26, 2018, we expect to spin-off our subsidiary Rafael Holdings, Inc., or RHI, to our stockholders, so that RHI will be a separate publicly traded company. Approval of the spin-off by our stockholders is not required. Our Board of Directors believes that the spin-off will allow RHI to better focus on its strategic mission and that its potential can be better realized as an independent entity. The spin-off of RHI will occur by way of a pro rata distribution of RHI’s capital stock to our stockholders. On the distribution date, each of our stockholders as of the record date for the distribution of March 13, 2018 will receive one share of RHI Class A common stock for every two shares of our Class A common stock and one share of RHI Class B common stock for every two shares of our Class B common stock. Completion of the RHI spin-off is subject to receipt of a favorable opinion as to the spin-off’s tax-free status.

RHI owns the commercial real estate assets held by us and interests in two clinical stage pharmaceutical companies. The commercial real estate holdings consist of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., or Lipomedix, a pharmaceutical development company based in Israel. In addition, prior to the spin-off, we intend to transfer assets to RHI such that, at the time of the spin-off, RHI will have approximately $44 million in cash, cash equivalents, and marketable securities, plus $6 million in hedge fund and other investments.

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

Results of Operations

Three and Six Months Ended January 31, 2018 Compared to Three and Six Months Ended January 31, 2017

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

Telecom Platform Services, which represented 97.8% and 97.9% of our total revenues in the six months ended January 31, 2018 and 2017, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;
●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and
●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues	$387.1	$359.9	$27.2	7.5%	$772.1	$721.4	$50.7	7.0%
Direct cost of revenues	334.6	308.0	26.6	8.6	668.6	617.7	50.9	8.2
Selling, general and administrative	43.6	40.7	2.9	6.8	85.7	81.8	3.9	4.7
Depreciation	4.1	4.0	0.1	3.5	8.1	8.2	(0.1)	(0.7)
Severance	0.2	—	0.2	nm	0.6	—	0.6	nm
Income from operations	$4.6	$7.2	$(2.6)	(36.2)%	$9.1	$13.7	$(4.6)	(33.4)%

nm—not meaningful

Revenues. Telecom Platform Services’ revenues, minutes of use and average revenue per minute for the three months ended January 31, 2018 and 2016 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$/#	%	2018	2017	$/#	%
	(in millions, except revenue per minute)
Telecom Platform Services Revenues
Retail Communications	$145.2	$154.6	$(9.4)	(6.1)%	$291.4	$313.1	$(21.7)	(6.9)%
Wholesale Carrier Services	172.5	145.8	26.7	18.3	343.0	289.1	53.9	18.6
Payment Services	69.4	59.5	9.9	16.5	137.7	119.2	18.5	15.5
Total Telecom Platform Services revenues	$387.1	$359.9	$27.2	7.5%	$772.1	$721.4	$50.7	7.0%
Minutes of use
Retail Communications	1,416	1,708	(292)	(17.1)%	2,889	3,537	(648)	(18.3)%
Wholesale Carrier Services	5,385	5,057	328	6.5	10,601	9,405	1,196	12.7
Total minutes of use	6,801	6,765	36	0.5%	13,490	12,942	548	4.2%
Average revenue per minute
Retail Communications	$0.1026	$0.0905	$0.0121	13.3%	$0.1009	$0.0885	$0.0124	14.0%
Wholesale Carrier Services	0.0320	0.0288	0.0032	11.1	0.0324	0.0307	0.0017	5.2

Retail Communications’ revenue decreased 6.1% and 6.9% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017, and Retail Communications’ minutes of use decreased 17.1% and 18.3% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017. The decrease in Retail Communications’ revenues and minutes of use was primarily due to increased competition from wireless network operators, mobile virtual network operators and alternative communications solutions such as over-the-top voice and messaging services. Revenue from our Boss Revolution international calling service, which is Retail Communications’ most significant offering, declined 4.2% and 4.8% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017, and Boss Revolution’s minutes of use declined 14.1% and 15.3% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017. In addition, the decrease in Retail Communications’ revenue and minutes of use in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 was due to continuing declines in Europe, South America and Asia, and continuing declines from traditional disposable calling cards in the U.S. Retail Communications’ revenue comprised 37.8% and 43.4% of Telecom Platform Services’ revenue in the six months ended January 31, 2018 and 2017, respectively.

Wholesale Carrier Services’ revenue increased 18.3% and 18.6% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017, and Wholesale Carrier Services’ minutes of use increased 6.5% and 12.7% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017, due to an increase in traditional carrier minutes of use and revenues. Wholesale Carrier Services’ revenue comprised 44.4% and 40.1% of Telecom Platform Services’ revenue in the six months ended January 31, 2018 and 2017, respectively.

Payment Services’ revenue increased 16.5% and 15.5% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017 due to increases in revenue from our international and domestic airtime top-up service, our international money transfer service (specifically transactions originating from our direct to consumer channels), and our National Retail Solutions point-of-sale terminal business. The increase in revenues from airtime top-up in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 reflected growth from new mobile partners and diversification of airtime top-up offerings. We have money transmitter licenses in 47 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. Future growth in Payment Services is expected from the Boss Revolution Money app that features international money transfers, airtime top-up and electronic gift cards. National Retail Solutions is also expected to continue expanding. Payment Services’ revenue comprised 17.8% and 16.5% of Telecom Platform Services’ revenue in the six months ended January 31, 2018 and 2017, respectively.

	Three months ended January 31,			Six months ended January 31,
	2018	2017	Change	2018	2017	Change
Telecom Platform Services
Direct cost of revenues as a percentage of revenues	86.5%	85.6%	0.9%	86.6%	85.6%	1.0%

Direct Cost of Revenues. Direct cost of revenues in Telecom Platform Services increased in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 mainly due to the 6.5% and 12.7% increase in Wholesale Carrier Services’ minutes of use in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017. Direct cost of revenues as a percentage of revenues in Telecom Platform Services increased 90 and 100 basis points in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017 primarily due to a shift in the revenue mix within our Telecom Platform Services segment towards Wholesale Carrier Services, which typically exhibits higher direct cost of revenues as a percentage of revenues than our Retail Communications’ offerings.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom Platform Services segment increased in the three months ended January 31, 2018 compared to the similar period in fiscal 2017 primarily due to increases in employee compensation and credit card charges. Selling, general and administrative expense in our Telecom Platform Services segment increased in the six months ended January 31, 2018 compared to the similar period in fiscal 2017 primarily due to increases in employee compensation and credit card charges, partially offset by a decrease in marketing expense. The increase in credit card charges relates to increases in Boss Revolution and international money transfer direct to consumer transactions. As a percentage of Telecom Platform Services’ revenue, Telecom Platform Services’ selling, general and administrative expense decreased to 11.2% from 11.3% in the three months ended January 31, 2018 and 2017, respectively, and decreased to 11.1% from 11.3% in the six months ended January 31, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased 3.5% in the three months ended January 31, 2018 compared to the similar period in fiscal 2017, and was substantially unchanged in the six months ended January 31, 2018 compared to the similar period in fiscal 2017. Depreciation and amortization expense increased due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Severance. In the three and six months ended January 31, 2018, Telecom Platform Services completed an adjustment to its workforce and incurred severance expense of $0.2 million and $0.6 million, respectively.

net2phone-UCaaS Segment

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues	$8.3	$7.1	$1.2	16.2%	$16.1	$14.3	$1.8	12.7%
Direct cost of revenues	2.6	2.9	(0.3)	(10.7)	5.1	6.2	(1.1)	(17.7)
Selling, general and administrative	5.3	3.8	1.5	40.0	10.0	7.1	2.9	41.0
Depreciation	1.2	0.9	0.3	31.4	2.5	1.6	0.9	51.5
Loss from operations	$(0.8)	$(0.5)	$(0.3)	(70.3)%	$(1.5)	$(0.6)	$(0.9)	(129.3)%

Revenues. net2phone-UCaaS’ revenue increased 16.2% and 12.7% in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017 primarily due to continued growth from its cloud-based communications offering – both in the U.S. and in South America. In light of the strong growth in the cloud-based communications offering in Argentina and Brazil, net2phone-UCaaS anticipates additional international expansion in South America and Asia in fiscal 2018.

	Three months ended January 31,			Six months ended January 31,
	2018	2017	Change	2018	2017	Change
net2phone-UCaaS
Direct cost of revenues as a percentage of revenues	31.5%	41.0%	(9.5)%	31.8%	43.5%	(11.7)%

Direct Cost of Revenues. Direct cost of revenues in net2phone-UCaaS decreased in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 primarily because of a decrease in the direct cost of revenues in cable telephony service, partially offset by an increase in the direct cost of revenues of cloud-based communications. Direct cost of revenues as a percentage of revenues in net2phone-UCaaS decreased 950 and 1,170 basis points in the three and six months ended January 31, 2018, respectively, compared to the similar periods in fiscal 2017 primarily because of the decrease in the direct cost of revenues in cable telephony service, as well as decreases in direct cost of revenues as a percentage of revenues in cloud-based communications and SIP trunking.

Selling, General and Administrative. Selling, general and administrative expense in our net2phone-UCaaS segment increased in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 due to an increase in employee compensation resulting from an increase in the number of sales and information technology employees. We increased employees and compensation in our net2phone-UCaaS segment as we invested in the growth of net2phone-UCaaS’ lines of business.

Depreciation. The increase in depreciation expense in the net2phone-UCaaS segment in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Currently, operating segments not reportable individually are included in All Other.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues	$0.5	$0.5	$—	5.8%	$1.2	$1.0	$0.2	23.0%
Direct cost of revenues	—	—	—	—	—	—	—	—
Selling, general and administrative	1.1	—	1.1	nm	2.0	—	2.0	nm
Depreciation	0.4	0.4	—	3.4	0.8	0.8	—	3.2
(Loss) income from operations	$(1.0)	$0.1	$(1.1)	nm	$(1.6)	$0.2	$(1.8)	nm

nm—not meaningful

Revenues. In April 2016, we entered into two leases with tenants for space in our headquarters building at 520 Broad Street, Newark, New Jersey. One lease is for a portion of the sixth floor for an eleven-year term, of which the first six years are non-cancellable. The other lease is for a portion of the ground floor and basement for a term of ten years and seven months. The tenant under this lease has the right to extend the term for three consecutive periods of five years each. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017. In addition, in April 2017, we entered into a third lease for another portion of the ground floor for a term of ten years, four months. Rental income from the third lease commenced in March 2018.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 primarily due to increases in expenses related to RHI, including Lipomedix, and our commercial real estate. We began consolidating Lipomedix in November 2017 after we purchased additional shares and increased our ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. Selling, general and administrative expense of Lipomedix in the three and six months ended January 31, 2018 was $0.4 million.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative	$2.4	$2.8	$(0.4)	(13.4)%	$4.8	$3.9	$0.9	23.7%
Other operating expense	0.9	0.9	—	4.8	1.6	1.1	0.5	49.3

Loss from operations	$3.3	$3.7	$(0.4)	(11.4)%	$6.4	$5.0	$1.4	29.9%

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

General and Administrative. The decrease in Corporate general and administrative expense in the three months ended January 31, 2018 compared to the similar period in fiscal 2017 was primarily due to decreases in employee compensation and stock-based compensation expense, partially offset by an increase in legal fees. The increase in Corporate general and administrative expense in the six months ended January 31, 2018 compared to the similar period in fiscal 2017 was primarily due to increases in legal fees and employee compensation, partially offset by a decrease in stock-based compensation expense. As a percentage of our total consolidated revenues, Corporate general and administrative expense were 0.6% and 0.8% in the three months ended January 31, 2018 and 2017, respectively, and 0.6% and 0.5% in the six months ended January 31, 2018 and 2017, respectively.

Other Operating Expense. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In the three and six months ended January 31, 2018, we incurred legal fees of $0.2 million and $1.0 million, respectively, related to the Straight Path stockholders’ putative class action and derivative complaint. In addition, in the three and six months ended January 31, 2018, we incurred fees of $0.6 million related to other legal matters. In the three and six months ended January 31, 2017, we incurred legal fees of $0.9 million and $1.1 million, respectively, related to a letter of inquiry from the Federal Communications Commission, or FCC, in connection with its investigation of potential license violations by Straight Path Spectrum LLC (a subsidiary of Straight Path and formerly a subsidiary of ours). (See Note 11 to the Consolidated Financial Statements included in Item 1 to Part I of the Quarterly Report on Form 10-Q).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.0 million and $1.4 million in the three months ended January 31, 2018 and 2017, respectively, and $1.8 million and $2.1 million in the six months ended January 31, 2018 and 2017, respectively. At January 31, 2018, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $4.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
(Loss) income from operations	$(0.5)	$3.1	$(3.6)	(115.3)%	$(0.4)	$8.3	$(8.7)	(104.8)%
Interest income, net	0.3	0.3	—	(7.4)	0.6	0.6	—	6.4
Other income (expense), net	0.4	(0.4)	0.8	188.3	(0.4)	2.0	(2.4)	(123.1)
Benefit from (provision for) income taxes	1.5	(1.7)	3.2	186.0	0.1	12.7	(12.6)	(99.2)
Net income (loss)	1.7	1.3	0.4	34.4	(0.1)	23.6	(23.7)	(100.5)
Net income attributable to noncontrolling interests	(0.2)	(0.4)	0.2	54.5	(0.5)	(0.8)	0.3	38.0
Net income (loss) attributable to IDT Corporation	$1.5	$0.9	$0.6	73.3%	$(0.6)	$22.8	$(23.4)	(102.5)%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2018	2017	2018	2017
	(in millions)
Foreign currency transaction gains (losses)	$0.2	$(0.7)	$(0.6)	$1.3
Gain on sale of marketable securities	—	0.3	—	0.3
Gain on investments	0.2	—	0.1	0.3
Other	—	—	0.1	0.1
Total other income (expense), net	$0.4	$(0.4)	$(0.4)	$2.0

Benefit from (Provision for) Income Taxes. On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act”, or the Tax Act. The Tax Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax, or transition tax, on earnings of certain foreign subsidiaries that were previously tax deferred, and makes other changes to the U.S. income tax code. Due to our July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for our fiscal year ending July 31, 2018, and 21.0% for our fiscal years thereafter.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, expressing its views regarding the FASB’s Accounting Standards Codification 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

As of January 31, 2018, we had not completed our accounting for the income tax effects of the Tax Act; however, we had made a reasonable estimate of the effect on our existing AMT credit carryover. Because the AMT credit will be refundable if not utilized in the next four years, we reversed the valuation allowance that offset the AMT credit. As a result, in the three months ended January 31, 2018, we recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund. The reduction in the corporate tax rate is not expected to impact our results of operations or financial position in the foreseeable future because the income tax benefit from the reduced tax rate will be offset by the valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. We expect to utilize net operating loss carryforwards to offset any transition tax that we may incur. Therefore we did not record any provisional income tax expense for the transition tax for our foreign subsidiaries. At January 31, 2018, the undistributed earnings of our foreign subsidiaries continued to be permanently reinvested and we do not intend to repatriate any of the amounts. As a result, we have not provided for additional income or withholding taxes for the undistributed earnings or for any additional outside basis differences with respect to the foreign entities. We continue to review the anticipated impacts of the global intangible low taxed income, or GILTI, and base erosion anti-abuse tax, or BEAT, which are not effective until August 1, 2018. We have not recorded any impact associated with either GILTI or BEAT in the three months ended January 31, 2018.

We anticipate that our assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Tax Act is completed. We will continue to evaluate the impact of the Tax Act on our financial statements, and will record the effect of any reasonable changes in our estimates or adjustments.

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

The change in income tax expense in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017, excluding the benefits from income taxes in the three and six months ended January 31, 2018 and in the six months ended January 31, 2017, was generally due to the differences in the tax rates in the jurisdictions where the results were recorded.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2018 compared to the similar periods in fiscal 2017 was primarily due to a decrease in the net income attributable to the noncontrolling interests in certain IDT Telecom subsidiaries, as well as net loss attributable to the noncontrolling interests in Lipomedix in the three and six months ended January 31, 2018. We began consolidating Lipomedix in November 2017.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held at January 31, 2018 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2019.

At January 31, 2018, we had cash, cash equivalents and marketable securities of $100.3 million and working capital (current assets in excess of current liabilities) of $1.1 million. At January 31, 2018, we also had $8.8 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

On or about March 26, 2018, we expect to spin-off our wholly-owned subsidiary, RHI, to our stockholders. RHI owns certain commercial real estate assets and interests in Rafael Pharma and Lipomedix. Prior to the spin-off, we intend to transfer assets to RHI such that, at the time of the spin-off, RHI will have approximately $44 million in cash, cash equivalents, and marketable securities, plus $6 million in hedge fund and other investments.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At January 31, 2018, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $10.0 million held by IDT Payment Services that was unavailable for other purposes.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid.

	Six months ended January 31,
	2018	2017
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(27.0)	$(0.8)
Investing activities	0.9	(21.0)
Financing activities	(10.2)	(9.3)
Effect of exchange rate changes on cash and cash equivalents	0.6	(0.9)
Decrease in cash and cash equivalents	$(35.7)	$(32.0)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $74.3 million at January 31, 2018 from $67.6 million at July 31, 2017 primarily due to a $6.8 million increase in IDT Telecom’s gross trade accounts receivable balance. The increase in IDT Telecom’s gross trade accounts receivable balance was primarily due to amounts billed in in the six months ended January 31, 2018 in excess of collections during the period, and the effect of changes in foreign currency exchange rates.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of prepaid products. Deferred revenue decreased to $71.8 million at January 31, 2018 from $76.5 million at July 31, 2017 primarily due to a decrease in the IDT Telecom U.S. Boss Revolution balance.

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

The Separation and Distribution Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, we, Straight Path, Straight Path IP Group, Inc., or SPIP, and PR-SP IP Holdings LLC, or PR-SP, an entity owned by Howard Jonas, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. In exchange for the mutual release, we paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to us its majority ownership interest in Straight Path IP Group Holding, Inc., or New SPIP, which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and we undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest. In the accompanying consolidated statement of cash flows in the six months ended January 31, 2018, $10 million of the aggregate payment to Straight Path was included in operating activities and $6 million of the aggregate payment was included in investing activities.

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

Investing Activities

Our capital expenditures were $10.9 million and $10.5 million in the six months ended January 31, 2018 and 2017, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending January 31, 2019 will be between $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in the six months ended January 31, 2018.

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

In the six months ended January 31, 2017, we used cash of $8.3 million for additional investments. In September 2016, Rafael Pharma issued to our 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of $2 million principal amount convertible promissory notes issued in connection with a prior funding.

Purchases of marketable securities were $19.8 million and $17.2 million in the six months ended January 31, 2018 and 2017, respectively. Proceeds from maturities and sales of marketable securities were $31.6 million and $16.8 million in the six months ended January 31, 2018 and 2017, respectively.

Financing Activities

In the six months ended January 31, 2018, we paid cash dividends of $0.38 per share on our Class A common stock and Class B common stock, or $9.4 million in total. In the six months ended January 31, 2017, we paid cash dividends of $0.38 per share on our Class A common stock and Class B common stock, or $8.8 million in total. On March 5, 2018, our Board of Directors declared a dividend of $0.09 per share for the second quarter of fiscal 2018 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about March 23, 2018 to stockholders of record as of the close of business on March 19, 2018. In light of our intention to continue to invest in our growth initiatives and the impact of the RHI spin-off on our balance sheet, our Board of Directors reduced the dividend for the second quarter of fiscal 2018 from the quarterly dividend of $0.19 per share that was paid in the first two quarters of fiscal 2018.

We distributed cash of $0.7 million and $0.8 million in the six months ended January 31, 2018 and 2017, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was amended as of January 31, 2018. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2020. At January 31, 2018 and July 31, 2017, there were no amounts outstanding under the facility. We intend to borrow under the facility from time to time. In the six months ended January 31, 2018, we borrowed and repaid an aggregate of $19.1 million under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.325% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including restrictions on dividend payments on IDT Telecom capital stock and restrictions on IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries.

We received proceeds from the exercise of our stock options of $0.8 million in the six months ended January 31, 2017, for which we issued 73,471 shares of our Class B common stock.

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

In the six months ended January 31, 2018 and 2017, we paid $0.1 million and $1.8 million, respectively, to repurchase 5,170 and 94,338 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the six months ended January 31, 2018 or 2017. At January 31, 2018, 8.0 million shares remained available for repurchase under the stock repurchase program.

Other Sources and Uses of Resources

On June 22, 2017, IDT Telecom, Inc. entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDT Financial Services Holding Limited is the sole shareholder of IDT Financial Services Limited, our Gibraltar-based bank. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDT Financial Services Holding Limited of £2.9 million ($4.1 million at January 31, 2018) plus an amount equal to the value of IDT Financial Services Holding Limited’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDT Financial Services Holding Limited. The net asset value of IDT Financial Services Holding Limited was $14.5 million at January 31, 2018. A portion of the purchase price will be placed in escrow and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is expected to close in the second quarter of calendar 2018, subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement. The remaining closing conditions are outside of our control and there can be no assurance that the sale will be completed.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at January 31, 2018:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$6.4	$2.9	$2.1	$0.7	$0.7
Revolving credit facility (1)	0.2	0.1	0.1	—	—
Purchase commitments (2)	18.7	18.7	—	—	—

Total contractual obligations (3)	$25.3	$21.7	$2.2	$0.7	$0.7

(1)	Revolving credit facility includes estimated fees on the unused commitment at January 31, 2018.

(2)	Purchase commitments include the aggregate commitment under the Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(3)	The above table does not include an aggregate of $15.1 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At January 31, 2018, we had aggregate performance bonds of $15.1 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 32% and 31% of our consolidated revenues for the six months ended January 31, 2018 and 2017, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At January 31, 2018, the carrying value of our marketable securities and investments in hedge funds was $46.2 million and $8.8 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2017	—	$—	—	8,000,000
December 1-31, 2017	—	$—	—	8,000,000
January 1–31, 2018 (2)	3,502	$10.77	—	8,000,000

Total	3,502	$10.77	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 12, 2018	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

March 12, 2018	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

