Form 10-Q
period 2018-04-30
IDT CORP
filed 2018-06-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No  ☒

As of June 8, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,278,153 shares outstanding (excluding 2,302,095 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2018	July 31, 2017
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$50,153	$90,344
Marketable securities	10,570	58,272
Trade accounts receivable, net of allowance for doubtful accounts of $2,748 at April 30, 2018 and $2,657 at July 31, 2017	63,249	64,979
Prepaid expenses	16,273	14,506
Other current assets	26,608	18,749
Assets held for sale	147,429	124,267

Total current assets	314,282	371,117
Property, plant and equipment, net	37,074	88,994
Goodwill	11,387	11,326
Investments	6,635	26,894
Deferred income tax assets, net	7,318	11,841
Other assets	5,433	3,657
Assets held for sale	5,765	5,134

Total assets	$387,894	$518,963

Liabilities and equity
Current liabilities:
Trade accounts payable	$23,538	$40,989
Accrued expenses	125,075	125,359
Deferred revenue	68,359	76,451
Other current liabilities	4,235	4,659
Liabilities held for sale	138,324	115,318

Total current liabilities	359,531	362,776
Other liabilities	876	1,080
Liabilities held for sale	570	550

Total liabilities	360,977	364,406
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2018 and July 31, 2017	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,582 and 25,561 shares issued and 23,280 and 23,264 shares outstanding at April 30, 2018 and July 31, 2017, respectively	256	256
Additional paid-in capital	293,308	394,462
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,302 and 2,297 shares of Class B common stock at April 30, 2018 and July 31, 2017, respectively	(83,365)	(83,304)
Accumulated other comprehensive loss	(4,597)	(2,343)
Accumulated deficit	(179,081)	(163,370)

Total IDT Corporation stockholders’ equity	26,554	145,734
Noncontrolling interests	363	8,823

Total equity	26,917	154,557

Total liabilities and equity	$387,894	$518,963

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands, except per share data)

Revenues	$365,410	$370,035	$1,154,848	$1,106,742
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	307,165	314,704	980,903	938,646
Selling, general and administrative (i)	50,136	46,196	152,565	138,958
Depreciation and amortization	5,799	5,474	17,207	16,075
Severance	3,658	—	4,293	—

Total costs and expenses	366,758	366,374	1,154,968	1,093,679
Other operating expenses	(345)	(10,163)	(1,970)	(11,251)

(Loss) income from operations	(1,693)	(6,502)	(2,090)	1,812
Interest income, net	204	295	853	905
Other (expense) income, net	(712)	(407)	(1,168)	1,565

(Loss) income before income taxes	(2,201)	(6,614)	(2,405)	4,282
(Provision for) benefit from income taxes	(1,029)	2,162	(931)	14,817

Net (loss) income	(3,230)	(4,452)	(3,336)	19,099
Net income attributable to noncontrolling interests	(228)	(323)	(698)	(1,081)

Net (loss) income attributable to IDT Corporation	$(3,458)	$(4,775)	$(4,034)	$18,018

(Loss) earnings per share attributable to IDT Corporation common stockholders:
Basic	$(0.14)	$(0.21)	$(0.16)	$0.79
Diluted	$(0.14)	$(0.21)	$(0.16)	$0.78

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	24,675	23,054	24,649	22,845
Diluted	24,675	23,054	24,649	22,989
Dividends declared per common share	$0.09	$0.19	$0.47	$0.57
(i) Stock-based compensation included in selling, general and administrative expenses	$1,033	$666	$2,842	$2,793

See accompanying notes to consolidated financial statements.

IDT CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Net (loss) income	$(3,230)	$(4,452)	$(3,336)	$19,099
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	28	102	(122)	39
Foreign currency translation adjustments	176	1,057	138	(1,346)

Other comprehensive income (loss)	204	1,159	16	(1,307)

Comprehensive (loss) income	(3,026)	(3,293)	(3,320)	17,792
Comprehensive income attributable to noncontrolling interests	(228)	(323)	(698)	(1,081)

Comprehensive (loss) income attributable to IDT Corporation	$(3,254)	$(3,616)	$(4,018)	$16,711

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2018	2017
	(in thousands)
Operating activities
Net (loss) income	$(3,336)	$19,099
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	17,207	16,075
Deferred income taxes	4,524	(14,979)
Provision for doubtful accounts receivable	1,120	433
Realized loss (gain) on marketable securities	16	(331)
Interest in the equity of investments	(11)	(402)
Stock-based compensation	2,842	2,793
Change in assets and liabilities:
Restricted cash and cash equivalents	(16,562)	3,532
Trade accounts receivable	2,943	(18,883)
Prepaid expenses, other current assets and other assets	(13,436)	(6,065)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(21,075)	8,488
Customer deposits	18,468	(2,403)
Deferred revenue	(8,138)	(6,843)

Net cash (used in) provided by operating activities	(15,438)	514
Investing activities
Capital expenditures	(15,969)	(17,050)
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	6,000	—
Purchase of IP Interest from Straight Path Communications Inc.	(6,000)	—
Payment for acquisition, net of cash acquired	—	(1,827)
Cash used for investments	—	(8,527)
Purchases of marketable securities	(22,208)	(38,720)
Proceeds from maturities and sales of marketable securities	36,655	30,836

Net cash used in investing activities	(1,522)	(35,288)
Financing activities
Dividends paid	(11,677)	(13,155)
Cash of Rafael deconsolidated as a result of spin-off	(9,287)	—
Distributions to noncontrolling interests	(1,023)	(1,139)
Proceeds from borrowings under revolving credit facility	22,125	—
Repayments of borrowings under revolving credit facility	(22,125)	—
Sale of Class B common stock.	—	10,000
Proceeds from sale of interest and rights in Rafael Pharmaceuticals, Inc.	—	1,000
Proceeds from sale of member interests in CS Pharma Holdings, LLC.	—	1,250
Proceeds from exercise of stock options	—	835
Repurchases of Class B common stock	(61)	(1,838)

Net cash used in financing activities	(22,048)	(3,047)
Effect of exchange rate changes on cash and cash equivalents	(66)	(264)

Net decrease in cash and cash equivalents	(39,074)	(38,085)
Cash and cash equivalents at beginning of period, including $5,716 held for sale at July 31, 2017	96,060	109,537

Cash and cash equivalents at end of period, including $6,833 held for sale at April 30, 2018	$56,986	$71,452
Supplemental schedule of non-cash investing and financing activities
Net assets excluding cash and cash equivalents of Rafael deconsolidated as a result of spin-off	$(105,632)	$—
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$—	$8,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2018. The balance sheet at July 31, 2017 has been derived from the Company’s audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2017, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2018 refers to the fiscal year ending July 31, 2018).

Note 2— IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom (“IDTFS Holding”), to JAR Fintech. IDTFS Holding is the sole shareholder of IDT Financial Services Limited (“IDTFS”), a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDTFS Holding of approximately $4.0 million plus an amount equal to the value of IDTFS’ net assets, to be paid at closing, subject to adjustments relating to customer assets of IDTFS. The net asset value of IDTFS was $14.3 million at April 30, 2018. A portion of the purchase price will be placed in escrow at closing and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement. The remaining closing conditions are outside of the Company’s control and there can be no assurance that the sale will be completed.

The pending disposition of IDTFS Holding did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDTFS Holding assets and liabilities held for sale included the following:

	April 30, 2018	July 31, 2017
	(in thousands)
Current assets held for sale:
Cash and cash equivalents	$6,833	$5,716
Restricted cash and cash equivalents	137,703	115,609
Trade accounts receivable, net of allowance for doubtful accounts of $3,631 and $2,550 at April 30, 2018 and July 31, 2017, respectively	1,591	1,844
Prepaid expenses	770	758
Other current assets	532	340

Total current assets held for sale	$147,429	$124,267

Noncurrent assets held for sale:
Property, plant and equipment, net	$15	$24
Other intangibles, net	153	165
Other assets	5,597	4,945

Total noncurrent assets held for sale	$5,765	$5,134

Current liabilities held for sale:
Trade accounts payable	$1,049	$372
Accrued expenses	205	226
Customer deposits	137,055	114,689
Other current liabilities	15	31

Total current liabilities held for sale	$138,324	$115,318
Noncurrent liabilities held for sale:
Other liabilities	$570	$550
Total noncurrent liabilities held for sale	$570	$550

IDTFS Holding is included in the Telecom & Payment Services segment. IDTFS Holding’s loss before income taxes and loss before income taxes attributable to the Company, which is included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Loss before income taxes	$(3)	$(631)	$(1,012)	$(457)
Loss before income taxes attributable to IDT Corporation	$(3)	$(631)	$(1,012)	$(457)

Note 3—Rafael Holdings, Inc. Spin-Off

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary, Rafael Holdings, Inc. (“Rafael”), to the Company’s stockholders of record as of the close of business on March 13, 2018 (the “Rafael Spin-Off”). The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Rafael Spin-Off, each of the Company’s stockholders received one share of Rafael Class A common stock for every two shares of the Company’s Class A common stock and one share of Rafael Class B common stock for every two shares of the Company’s Class B common stock, held of record as of the close of business on March 13, 2018. The Company received a legal opinion that the Rafael Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

Rafael owns the commercial real estate assets and interests in two clinical stage pharmaceutical companies that were previously held by the Company. The commercial real estate holdings consist of the Company’s headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for the Company and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharmaceuticals, Inc. (“Rafael Pharma”), which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd. (“Lipomedix”), a pharmaceutical development company based in Israel.

In March 2018, in connection with the Rafael Spin-Off, each holder of options to purchase an aggregate of 1.3 million shares of the Company’s Class B common stock shared ratably in a pool of options to purchase 0.6 million shares of Rafael Class B common stock. The Company accounted for the grant of the new options in Rafael as a modification. In the three months ended April 30, 2018, the Company recorded stock-based compensation expense for the aggregate incremental value from the modification of $0.2 million.

The carrying amounts of Rafael’s assets and liabilities included as part of the disposal group in the Rafael Spin-Off were as follows (in thousands):

Cash and cash equivalents	$9,287
Marketable securities	32,989
Trade accounts receivable	53
Other current assets	2,329
Property, plant and equipment, net	50,624
Investments	17,650
Other assets	2,240
Current liabilities	(159)
Other liabilities	(94)
Noncontrolling interests	(8,653)
Rafael equity	$106,266

Rafael’s (loss) income before income taxes and (loss) income before income taxes attributable to the Company, which was included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
(Loss) income before income taxes	$(1,190)	$52	$(2,410)	$375

(Loss) income before income taxes attributable to IDT Corporation	$(1,062)	$52	$(2,107)	$375

Note 4—Marketable Securities

The following is a summary of marketable securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2018:
Certificates of deposit*	$5,649	$—	$—	$5,649
Equity	78	27	—	105
U.S. Treasury notes	1,690	—	(1)	1,689
Municipal bonds	3,132	—	(5)	3,127

Total	$10,549	$27	$(6)	$10,570
July 31, 2017:
Certificates of deposit*	$29,011	$1	$(7)	$29,005
Federal Government Sponsored Enterprise notes	3,992	—	(14)	3,978
International agency notes	291	—	—	291
Mutual funds	5,353	77	—	5,430
Corporate bonds	4,643	—	—	4,643
Equity	74	—	(26)	48
U.S. Treasury notes	6,673	—	—	6,673
Municipal bonds	8,201	4	(1)	8,204

Total	$58,238	$82	$(48)	$58,272

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

At April 30, 2018 and July 31, 2017, the Company owned 24,923 and 23,227 shares, respectively, of Zedge, Inc. Class B common stock that had a fair value of $0.1 million and $48,000, respectively.

Proceeds from maturities and sales of available-for-sale securities were $5.0 million and $14.0 million in the three months ended April 30, 2018 and 2017, respectively, and $36.7 million and $30.8 million in the nine months ended April 30, 2018 and 2017, respectively. The gross realized losses that were included in earnings as a result of sales were $7,000 and $16,000 in the three and nine months ended April 30, 2018, respectively. The gross realized gains that were included in earnings as a result of sales were $26,000 and $0.3 million in the three and nine months ended April 30, 2017, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2018 were as follows:

Fair Value
(in thousands)
Within one year	$10,161
After one year through five years	304
After five years through ten years	—
After ten years	—

Total	$10,465

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2018:
U.S. Treasury notes	$1	$1,689
Municipal bonds	5	3,127

Total	$6	$4,816
July 31, 2017:
Certificates of deposit	$7	$12,155
Federal Government Sponsored Enterprise notes	14	3,529
Equity	26	48
Municipal bonds	1	3,349

Total	$48	$19,081

At July 31, 2017, there were no securities in a continuous unrealized loss position for 12 months or longer. At April 30, 2018, the following available-for-sale securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
Municipal bonds	$1	$343

At April 30, 2018, the Company did not intend to sell the securities that were in a continuous unrealized loss position for 12 months or longer, and it is not more likely than not that the Company will be required to sell the securities before recovery of their amortized cost bases, which may be at maturity.

Note 5—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2018
Available-for-sale securities:
Marketable securities	$1,794	$8,776	$—	$10,570
July 31, 2017
Available-for-sale securities:
Marketable securities	$12,151	$46,121	$—	$58,272
Rafael Pharma Series D Note	—	—	6,300	6,300
Total	$12,151	$46,121	$6,300	$64,572

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At April 30, 2018 and July 31, 2017, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2017, the fair value of the Rafael Pharma Series D Note, which was classified as Level 3, was estimated based on a valuation of Rafael Pharma and other factors that could not be corroborated by the market.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and nine months ended April 30, 2018 and 2017.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Balance, beginning of period	$6,300	$4,200	$6,300	$2,000
Purchases	—	—	—	2,200
Rafael Spin-Off	(6,300)	—	(6,300)	—
Balance, end of period	$—	$4,200	$—	$4,200
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

At April 30, 2018 and July 31, 2017, the Company had $4.8 million and $8.6 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At April 30, 2018 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2018 and July 31, 2017, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at April 30, 2018 and July 31, 2017 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.0 million and $10.8 million at April 30, 2018 and July 31, 2017, respectively, which the Company believes was not impaired.

Note 6— Equity

Changes in the components of equity were as follows:

	Nine Months Ended April 30, 2018
	Attributable to IDT Corporation	Noncontrolling Interests	Total
	(in thousands)
Balance, July 31, 2017	$145,734	$8,823	$154,557
Dividends declared ($0.47 per share)	(11,677)	—	(11,677)
Restricted Class B common stock purchased from employees	(61)	—	(61)
Transfer of right to receive equity to Howard S. Jonas	—	(40)	(40)
Consolidation of Lipomedix Pharmaceuticals Ltd.	—	558	558
Distributions to noncontrolling interests	—	(1,023)	(1,023)
Rafael Spin-Off	(106,266)	(8,653)	(114,919)
Stock-based compensation	2,842	—	2,842
Comprehensive loss:
Net loss	(4,034)	698	(3,336)
Other comprehensive income	16	—	16
Comprehensive loss	(4,018)	698	(3,320)
Balance, April 30, 2018	$26,554	$363	$26,917

Dividend Payments

In the nine months ended April 30, 2018, the Company paid aggregate cash dividends of $0.47 per share on its Class A common stock and Class B common stock, or $11.7 million in total. In the nine months ended April 30, 2017, the Company paid aggregate cash dividends of $0.57 per share on its Class A common stock and Class B common stock, or $13.2 million in total.

On June 4, 2018, the Company’s Board of Directors declared a dividend of $0.09 per share for the third quarter of fiscal 2018 to holders of the Company’s Class A common stock and Class B common stock. The dividend will be paid on or about June 29, 2018 to stockholders of record as of the close of business on June 19, 2018.

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2018 or 2017. At April 30, 2018, 8.0 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2018 and 2017, the Company paid $0.1 million and $1.8 million, respectively, to repurchase 5,170 shares and 94,338 shares, respectively, of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Transfer of Right to Receive Equity to Howard S. Jonas

The Company’s former 90%-owned non-operating subsidiary, IDT-Rafael Holdings, LLC (“IDT-Rafael Holdings”), had the contractual right to receive additional shares of Rafael Pharma representing 10% of the outstanding capital stock of Rafael Pharma that will be issued upon the occurrence of certain events, none of which had been satisfied at the time of the Rafael Spin-Off. On September 14, 2017, IDT-Rafael Holdings distributed this right to its members on a pro rata basis such that the Company received the right to 9% of the outstanding capital stock of Rafael Pharma and Howard S. Jonas, the Company’s Chairman of the Board, and Chairman of the Board of Rafael Pharma, received the right to 1% of the outstanding capital stock of Rafael Pharma. In addition, as compensation for assuming the role of Chairman of the Board of Rafael Pharma, and to create additional incentive to contribute to the success of Rafael Pharma, on September 19, 2017, the Company transferred its right to receive 9% of the outstanding capital stock of Rafael Pharma to Mr. Jonas.

Consolidation of Lipomedix Pharmaceuticals Ltd.

In November 2017, the Company purchased additional shares of Lipomedix that increased the Company’s ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. The Company began consolidating Lipomedix because of this share purchase.

2015 Stock Option and Incentive Plan

On December 14, 2017, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.3 million shares.

In the nine months ended April 30, 2017, the Company received proceeds from the exercise of its stock options of $0.8 million. There were no stock option exercises in the nine months ended April 30, 2018. In the nine months ended April 30, 2017, the Company issued 73,471 shares of its Class B common stock for the stock option exercises.

Proposed Sale of Shares to Howard S. Jonas

On April 16, 2018, the Company’s Board of Directors and its Corporate Governance Committee approved an arrangement with Howard S. Jonas related to the purchase of shares of the Company’s Class B common stock by Mr. Jonas. Under the arrangement, Mr. Jonas has agreed to purchase 2,546,689 shares of the Company’s Class B common stock at a price per share of $5.89, which was the closing price for the Class B common stock on the New York Stock Exchange on April 16, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of $15 million.

The arrangement is subject to approval of the stockholders of the Company, and no shares will be issued unless such approval is obtained. Mr. Jonas has agreed to vote in favor of the arrangement when it is submitted to the stockholders. The Company has agreed to present the matter to its stockholders at the next meeting of stockholders to be held.

On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price. The remainder of the purchase price will be payable following approval of the stockholders of the Company, and the shares will be issued upon payment in full.

The purchase price per share will be reduced by the amount of any dividends whose record date is between the date hereof and the issuance of the shares.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Basic weighted-average number of shares	24,675	23,054	24,649	22,845
Effect of dilutive securities:
Stock options	—	—	—	49
Non-vested restricted Class B common stock	—	—	—	95
Diluted weighted-average number of shares	24,675	23,054	24,649	22,989

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	1,253	273	1,253	20
Non-vested restricted Class B common stock	191	212	191	—
Shares excluded from the calculation of diluted earnings per share	1,444	485	1,444	20

In the three and nine months ended April 30, 2018, and in the three months ended April 30, 2017, the diluted loss per share equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. In the nine months ended April 30, 2017, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation.

Note 8—Severance Expense

In the three months ended April 30, 2018, and after completion of the Rafael Spin-Off, the Company commenced implementation of an internal restructuring that is expected to result in a reduction of the Company’s global employee base by approximately 11% from the level at January 31, 2018. Reductions will be in the IDT Telecom division and at the corporate level, and will span across the Company’s geographic locations. At April 30, 2018, the impacted employees had been notified of termination or resigned. In the three months ended April 30, 2018, the Company recorded severance expense in an aggregate amount of $3.7 million. At April 30, 2018, the accrued severance expense balance was $3.2 million, which is included in “Accrued expenses” in the accompanying consolidated balance sheet.

Note 9—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was amended as of January 31, 2018. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2020. At April 30, 2018 and July 31, 2017, there were no amounts outstanding under the facility. The Company intends to borrow under the facility from time to time. IDT Telecom pays a quarterly unused commitment fee of 0.325% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including restrictions on dividend payments on IDT Telecom capital stock and restrictions on IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries.

Note 10—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss	Location of (Gain) Loss Recognized
	(in thousands)
Balance, July 31, 2017	$2,134	$(4,477)	$(2,343)
Rafael Spin-Off	(1,991)	(279)	(2,270)
Other comprehensive (loss) income attributable to IDT Corporation before reclassifications	(138)	138	—
Less: reclassification for loss included in net loss	16	—	16	Other (expense) income, net
Net other comprehensive (loss) income attributable to IDT Corporation	(122)	138	16
Balance, April 30, 2018	$21	$(4,618)	$(4,597)

At July 31, 2017, unrealized gain on available-for-sale securities included unrealized gain of $2.1 million on the Rafael Pharma Series D Note.

Note 11—Business Segment Information

The Company has two reportable business segments, Telecom & Payment Services (formerly known as Telecom Platform Services) and net2phone-Unified Communications as a Service (“net2phone-UCaaS”) (formerly known as UCaaS). The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

Telecom & Payment Services and net2phone-UCaaS comprise the IDT Telecom division. The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The net2phone-UCaaS segment is comprised of (1) cable telephony, (2) cloud-based private branch exchange, or PBX, services offered to enterprise customers through value-added resellers, service providers, telecom agents and managed service providers, and (3) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX.

Beginning in the first quarter of fiscal 2018, the Telecom & Payment Services segment includes Consumer Phone Services, which was previously reported as a separate segment. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Comparative results have been reclassified and restated as if Consumer Phone Services was included in Telecom & Payment Services in all periods presented.

Operating segments not reportable individually are included in All Other. Beginning in the third quarter of fiscal 2018, All Other includes only the Company’s real estate holdings and other investments that were included in the Rafael Spin-Off. A small business that was previously included in All Other has been reclassified to Telecom & Payment Services, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in Telecom & Payment Services or Corporate in all periods presented.

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

The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations. IDT Telecom depreciation and amortization are allocated to Telecom & Payment Services and net2phone-UCaaS because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone-UCaaS	All Other	Corporate	Total
Three Months Ended April 30, 2018
Revenues	$356,362	$9,086	$(38)	$—	$365,410
Income (loss) from operations	3,101	(769)	(1,138)	(2,887)	(1,693)
Severance	3,592	—	—	66	3,658
Other operating expense	—	—	—	(345)	(345)

Three Months Ended April 30, 2017
Revenues	$362,060	$7,408	$567	$—	$370,035
Income (loss) from operations	6,022	(456)	(120)	(11,948)	(6,502)
Other operating expense	(63)	—	—	(10,100)	(10,163)

Nine Months Ended April 30, 2018
Revenues	$1,128,510	$25,172	$1,166	$—	$1,154,848
Income (loss) from operations	11,974	(2,233)	(2,600)	(9,231)	(2,090)
Severance	4,197	—	—	96	4,293
Other operating expense	—	—	—	(1,970)	(1,970)

Nine Months Ended April 30, 2017
Revenues	$1,083,495	$21,686	$1,561	$—	$1,106,742
Income (loss) from operations	19,755	(1,094)	26	(16,875)	1,812
Other operating expense	(63)	—	—	(11,188)	(11,251)

Note 12—Commitments and Contingencies

Legal Proceedings

On May 21, 2018, Erik Dennis filed a putative class action against IDT Telecom and the Company in the U.S. District Court for the Northern District of Georgia alleging violations of Do Not Call Regulations promulgated by the U.S. Federal Trade Commission. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend this matter.

On May 2, 2018, Jean Carlos Sanchez filed a putative class action against IDT Telecom in the U.S. District Court for the Northern District of Illinois alleging that the Company sent unauthorized marketing messages to cellphones in violation of the Telephone Consumer Protection Act of 1991. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend this matter.

On April 24, 2018, Sprint Communications Company L.P. filed a patent infringement claim against the Company and certain of its affiliates in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,298,064; 6,330,224; 6,343,084; 6,452,932; 6,463,052; 6,473,429; 6,563,918; 6,633,561; 6,697,340; 6,999,463; 7,286,561; 7,324,534; 7,327,728; 7,505,454; and 7,693,131. Plaintiff is seeking damages and injunctive relief. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend this matter.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the proposed sale of Straight Path’s subsidiary Straight Path IP Group, Inc. (“SPIP”) to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action. On November 20, 2017, the Delaware Chancery Court issued an order staying the case pending the closing of the transaction between Verizon and Straight Path on the grounds that the claims are not ripe. That transaction closed on February 28, 2018 and the Court was so notified. In the three and nine months ended April 30, 2018, the Company incurred legal fees of $0.3 million and $1.3 million, respectively, related to this putative class action, which is included in “Other operating expenses” in the accompanying consolidated statement of operations.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, the Company filed an appeal, which Tyco opposed. On November 22, 2017, oral argument was held on the appeal. On December 21, 2017, the Company’s appeal was denied. On January 22, 2018, the Company filed a motion for leave to appeal to the New York Court of Appeals. On February 6, 2018, Tyco opposed the Company’s motion. The First Department denied the Company’s motion for leave to appeal to the New York Court of Appeals. On May 3, 2018, the Company filed a motion for leave directly to the Court of Appeals.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At April 30, 2018 and July 31, 2017, the Company’s accrued expenses included $39.4 million and $43.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years.

Purchase Commitments

The Company had purchase commitments of $87.4 million at April 30, 2018, including the aggregate commitment of $85.6 million under the Reciprocal Services Agreement described below.

Reciprocal Services Agreement

In August 2017, the Company entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The Company has committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, the Company deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which is included in “Other current assets” in the accompanying consolidated balance sheet.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2018, the Company had aggregate performance bonds of $15.8 million outstanding.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2018 and July 31, 2017, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.4 million and $10.8 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

Indemnification Claims

Two customers of the Company have sought indemnification from the Company related to patent infringement claims brought against those customers by a third party.

Straight Path Communications Inc. Settlement Agreement and Mutual Release

The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including a Separation and Distribution Agreement to affect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off. On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and currently a subsidiary of Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company has cooperated with the FCC in this matter and has responded to the letter of inquiry. If the FCC were to pursue separate action against the Company, the FCC could seek to fine or impose regulatory penalties or civil liability on the Company related to activities during the period of ownership by the Company.

The Separation and Distribution Agreement provides for the Company and Straight Path to indemnify each other for certain liabilities. The Company and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, the Company, Straight Path, SPIP and PR-SP IP Holdings LLC (“PR-SP”), an entity owned by Howard Jonas, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between the Company and Straight Path. In exchange for the mutual release, in October 2017, the Company paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to the Company its majority ownership interest in Straight Path IP Group Holding, Inc. (“New SPIP”), which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and the Company undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest.

On October 24, 2017, the Company sold its entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of the funding and other obligations undertaken by the Company.

Note 13—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2018	2017	2018	2017
	(in thousands)
Foreign currency transaction (losses) gains	$(653)	$(409)	$(1,211)	$921
(Loss) gain on sale of marketable securities	(7)	26	(16)	331
(Loss) gain on investments	(66)	113	(7)	408
Other	14	(137)	66	(95)
Total other (expense) income, net	$(712)	$(407)	$(1,168)	$1,565

Note 14—Income Tax and New Jersey Corporation Business Tax

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

As of April 30, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act; however, the Company had made a reasonable estimate of the effect on its existing AMT credit carry-over. Because the AMT credit will be refundable if not utilized in the next four years, the Company reversed the valuation allowance that offset the AMT credit. As a result, in the nine months ended April 30, 2018, the Company recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund. The reduction in the corporate tax rate is not expected to impact the Company’s results of operations or financial position in the foreseeable future because the income tax benefit from the reduced tax rate will be offset by the valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. The Company expects to utilize net operating loss carryforwards to offset any transition tax that it may incur. Therefore, the Company did not record any provisional income tax expense for the transition tax for its foreign subsidiaries. At April 30, 2018, the undistributed earnings of the Company’s foreign subsidiaries continued to be permanently reinvested. The Company is currently reevaluating the need to repatriate future earnings of its foreign subsidiaries due to the reduction in cash, cash equivalents, and marketable securities because of the Rafael Spin-Off. The Company has not provided for additional income or withholding taxes for the undistributed earnings or for any additional outside basis differences with respect to the foreign entities. The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which are not effective until August 1, 2018. The Company has not recorded any impact associated with either GILTI or BEAT in the nine months ended April 30, 2018.

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

Note 15—Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the FASB and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards (“IFRS”). The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. The Company expects to adopt this standard on August 1, 2018 using the modified retrospective approach. The Company has identified its main revenue streams, which include Boss Revolution PIN-less calling revenue, wholesale carrier services revenue, and domestic and international airtime top-up revenue. The Company is currently reviewing contracts and other relevant documents related to its wholesale carrier services revenue, and its Boss Revolution calling service retailer and direct to consumer revenue streams, to determine how to apply the new standard to these revenue streams. The Company expects to continue its review and evaluation for its other revenue streams in fiscal 2018. Currently, the Company cannot reasonably estimate the impact that the adoption of the standard will have on its consolidated financial statements.

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. The Company will adopt the amendments in this ASU on August 1, 2018. The Company does not expect the adoption of the ASU to have a significant effect on its consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. The Company will adopt the amendments in this ASU prospectively on August 1, 2018. The Company does not expect any impact on its consolidated financial statements upon adoption.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. The Company does not expect any impact on its consolidated financial statements upon adoption.

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

Overview

We are a multinational holding company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom & Payment Services (formerly known as Telecom Platform Services) and net2phone-Unified Communications as a Service, or net2phone-UCaaS (formerly known as UCaaS). The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The net2phone-UCaaS segment is comprised of (1) cable telephony, (2) cloud-based private branch exchange, or PBX, services offered to enterprise customers exclusively through value-added resellers, service providers, telecom agents and managed service providers, and (3) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX. Telecom & Payment Services and net2phone-UCaaS comprise our IDT Telecom division.

On March 26, 2018, we completed the Rafael Spin-Off, which was a pro rata distribution of the common stock of our subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018. The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Rafael Spin-Off, each of our stockholders received one share of Rafael Class A common stock for every two shares of our Class A common stock and one share of Rafael Class B common stock for every two shares of our Class B common stock, held of record as of the close of business on March 13, 2018. We received a legal opinion that the Rafael Spin-Off should qualify as a tax-free transaction for U.S. federal income tax purposes.

Rafael owns the commercial real estate assets and interests in two clinical stage pharmaceutical companies that we previously held. The commercial real estate holdings consist of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharmaceuticals, Inc., or Rafael Pharma, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., or Lipomedix, a pharmaceutical development company based in Israel. In addition, prior to the Rafael Spin-Off, we transferred assets to Rafael such that, at the time of the Rafael Spin-Off, Rafael had $42.3 million in cash, cash equivalents, and marketable securities, plus approximately $6 million in hedge fund and other investments.

Operating segments not reportable individually are included in All Other. Beginning in the third quarter of fiscal 2018, All Other includes only our real estate holdings and other investments that were included in the Rafael Spin-Off. A small business that was previously included in All Other has been reclassified to Telecom & Payment Services, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in Telecom & Payment Services or Corporate in all periods presented.

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

Recently Issued Accounting Standard Not Yet Adopted

In May 2014, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board jointly issued a comprehensive new revenue recognition standard that will supersede most of the current revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards, or IFRS. The goals of the revenue recognition project were to clarify and converge the revenue recognition principles under U.S. GAAP and IFRS and to develop guidance that would streamline and enhance revenue recognition requirements. Entities have the option of using either a full retrospective or modified retrospective approach for the adoption of the standard. We expect to adopt this standard on August 1, 2018 using the modified retrospective approach. We have identified our main revenue streams, which include Boss Revolution PIN-less calling revenue, wholesale carrier services revenue, and domestic and international airtime top-up revenue. We are currently reviewing contracts and other relevant documents related to our wholesale carrier services revenue, and our Boss Revolution calling service retailer and direct to consumer revenue streams, to determine how to apply the new standard to these revenue streams. We expect to continue our review and evaluation for our other revenue streams in fiscal 2018. Currently, we cannot reasonably estimate the impact that the adoption of the standard will have on our consolidated financial statements.

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. We will adopt the amendments in this ASU on August 1, 2018. We do not expect the adoption of the ASU to have a significant effect on our consolidated financial statements.

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

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Under the current guidance, there are three elements of a business—inputs, processes, and outputs. While an integrated set of assets and activities (collectively referred to as a “set”) that is a business usually has outputs, outputs are not required to be present. In addition, all the inputs and processes that a seller uses in operating a set are not required if market participants can acquire the set and continue to produce outputs, for example, by integrating the acquired set with their own inputs and processes. The amendments in this ASU provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We will adopt the amendments in this ASU prospectively on August 1, 2018. We do not expect any impact on our consolidated financial statements upon adoption.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We will adopt the amendments in this ASU prospectively to an award modified on or after on August 1, 2018. We do not expect any impact on our consolidated financial statements upon adoption.

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

Results of Operations

Three and Nine Months Ended April 30, 2018 Compared to Three and Nine Months Ended April 30, 2017

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Telecom & Payment Services Segment

Beginning in the first quarter of fiscal 2018, the Telecom & Payment Services segment includes Consumer Phone Services, which was previously reported as a separate segment. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Beginning in the third quarter of fiscal 2018, the Telecom & Payment Services segment includes a small business that was previously included in All Other. Comparative results have been reclassified and restated as if Consumer Phone Services and the other small business were included in Telecom & Payment Services in all periods presented.

Telecom & Payment Services, which represented 97.7% and 97.9% of our total revenues in the nine months ended April 30, 2018 and 2017, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

●	Retail Communications provides international long-distance calling products primarily to foreign-born communities worldwide, with its core markets in the United States;

●	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and

●	Payment Services provides payment offerings, including international and domestic airtime top-up and international money transfer.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues	$356.4	$362.1	$(5.7)	(1.6)%	$1,128.5	$1,083.5	$45.0	4.2%
Direct cost of revenues	304.1	311.8	(7.7)	(2.5)	972.7	929.5	43.2	4.6
Selling, general and administrative	41.4	40.2	1.2	3.0	127.3	122.0	5.3	4.4
Depreciation and amortization	4.2	4.0	0.2	5.0	12.3	12.1	0.2	1.2
Severance	3.6	—	3.6	nm	4.2	—	4.2	nm
Other operating expense	—	0.1	(0.1)	(100.0)	—	0.1	(0.1)	(100.0)
Income from operations	$3.1	$6.0	$(2.9)	(48.5)%	$12.0	$19.8	$(7.8)	(39.4)%

nm—not meaningful

Revenues. Telecom & Payment Services’ revenues, minutes of use and average revenue per minute for the three and nine months ended April 30, 2018 and 2017 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2018	2017	$/#	%	2018	2017	$/#	%
	(in millions, except revenue per minute)
Telecom & Payment Services Revenues
Retail Communications	$142.0	$149.9	$(7.9)	(5.3)%	$433.4	$463.0	$(29.6)	(6.4)%
Wholesale Carrier Services	144.2	152.1	(7.9)	(5.2)	487.1	441.2	45.9	10.4
Payment Services	70.2	60.1	10.1	17.0	208.0	179.3	28.7	16.0
Total Telecom & Payment Services revenues	$356.4	$362.1	$(5.7)	(1.6)%	$1,128.5	$1,083.5	$45.0	4.2%

Minutes of use
Retail Communications	1,331	1,582	(251)	(15.9)%	4,220	5,119	(899)	(17.6)%
Wholesale Carrier Services	4,679	5,399	(720)	(13.3)	15,281	14,804	477	3.2
Total minutes of use	6,010	6,981	(971)	(13.9)%	19,501	19,923	(422)	(2.1)%

Average revenue per minute
Retail Communications	$0.1067	$0.0948	$0.0119	12.6%	$0.1027	$0.0904	$0.0123	13.6%
Wholesale Carrier Services	0.0308	0.0282	0.0026	9.3	0.0319	0.0298	0.0021	7.0

Retail Communications’ revenue decreased 5.3% and 6.4% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017, and Retail Communications’ minutes of use decreased 15.9% and 17.6% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017. Revenue from our Boss Revolution calling service, which is Retail Communications’ most significant offering, declined 3.6% and 4.4% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017, and Boss Revolution’s minutes of use declined 13.0% and 14.6% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017. Our Boss Revolution calling service continues to be negatively impacted by persistent, market-wide trends including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, increasing penetration of free and paid over-the-top voice and messaging services, and decreased immigration into the U.S. In addition, the decrease in Retail Communications’ revenue and minutes of use in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 was due to continuing declines in sales in Europe, South America and Asia, and continuing declines in sales of traditional disposable calling cards in the U.S. Retail Communications’ revenue comprised 38.4% and 42.7% of Telecom & Payment Services’ revenue in the nine months ended April 30, 2018 and 2017, respectively.

We launched Boss Revolution Mobile in the three months ended April 30, 2018. Boss Revolution Mobile is a domestic mobile service operating on Sprint’s nationwide network offering an innovative, low-cost model for mobile service under our Boss Revolution brand.

Wholesale Carrier Services’ revenue decreased 5.2% in the three months ended April 30, 2018 compared to the similar period in fiscal 2017, and Wholesale Carrier Services’ minutes of use decreased 13.3% in the three months ended April 30, 2018 compared to the similar period in fiscal 2017. The decreases in revenue and minutes of use were primarily due to declines in high volume, low revenue-per-minute routes to India and Bangladesh. Wholesale Carrier Services’ revenue increased 10.4% in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017, and Wholesale Carrier Services’ minutes of use increased 3.2% in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017, due to an increase in traditional carrier minutes of use and revenues. Wholesale Carrier Services’ revenue comprised 43.2% and 40.7% of Telecom & Payment Services’ revenue in the nine months ended April 30, 2018 and 2017, respectively.

Payment Services’ revenue increased 17.0% and 16.0% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017 due to increases in revenue from our international and domestic airtime top-up service, our international money transfer service (specifically transactions originating from our direct to consumer channels), and our National Retail Solutions’ merchant services and out-of-home advertising business. International and domestic airtime top-up service revenue represented 90% of Payment Services’ revenue in both the nine months ended April 30, 2018 and 2017. The increase in revenues from airtime top-up in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 reflected growth from new mobile partners and diversification of airtime top-up offerings. We have money transmitter licenses in 47 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. Future growth in Payment Services is expected from the Boss Revolution Money app that features international money transfers, airtime top-up and electronic gift cards. National Retail Solutions is also expected to continue expanding. Payment Services’ revenue comprised 18.4% and 16.6% of Telecom & Payment Services’ revenue in the nine months ended April 30, 2018 and 2017, respectively.

	Three months ended April 30,			Nine months ended April 30,
	2018	2017	Change	2018	2017	Change
Telecom & Payment Services
Direct cost of revenues as a percentage of revenues	85.3%	86.1%	(0.8)%	86.2%	85.8%	0.4%

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three months ended April 30, 2018 compared to the similar period in fiscal 2017 mainly due to the 13.9% decrease in Telecom & Payment Services’ minutes of use in the three months ended April 30, 2018 compared to the similar period in fiscal 2017. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 80 basis points in the three months ended April 30, 2018 compared to the similar period in fiscal 2017. This improvement reflects the decrease in Wholesale Carrier Services’ revenues generated on certain relatively higher direct cost of revenues as a percentage of revenues routes, a reduction in the direct cost of revenues as a percentage of revenues on our Boss Revolution calling service, and the increased contributions generated by our National Retail Solutions and our international money transfer service in the three months ended April 30, 2018 compared to the similar period in fiscal 2017.

Direct cost of revenues in Telecom & Payment Services increased in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017 mainly due to the 3.2% increase in Wholesale Carrier Services’ minutes of use in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services increased 40 basis points in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017 primarily due to a shift in the revenue mix within our Telecom & Payment Services segment towards Wholesale Carrier Services, which typically exhibits higher direct cost of revenues as a percentage of revenues than our Retail Communications’ offerings.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment increased in the three months ended April 30, 2018 compared to the similar period in fiscal 2017 primarily due to increases in employee compensation and credit card charges. Selling, general and administrative expense in our Telecom & Payment Services segment increased in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017 primarily due to increases in employee compensation and credit card charges, partially offset by a decrease in marketing expense. The increase in credit card charges relates to increases in Boss Revolution and international money transfer direct to consumer transactions. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 11.6% from 11.1% in the three months ended April 30, 2018 and 2017, respectively, and was 11.3% in both the nine months ended April 30, 2018 and 2017.

Depreciation and Amortization. Depreciation and amortization expense increased 5.0% and 1.2% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017. Depreciation and amortization expense increased due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Severance. In the three and nine months ended April 30, 2018, Telecom & Payment Services commenced implementation of an adjustment to its workforce and incurred severance expense of $3.6 million and $4.2 million, respectively.

Other Operating Expense. In the three and nine months ended April 30, 2017, other operating expense included a reduction to the fiscal 2016 gain on sale of member interest in Visa Europe Ltd.

net2phone-UCaaS Segment

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues	$9.1	$7.4	$1.7	22.7%	$25.2	$21.7	$3.5	16.1%
Direct cost of revenues	3.1	2.9	0.2	5.4	8.2	9.2	(1.0)	(10.3)
Selling, general and administrative	5.5	3.9	1.6	42.6	15.5	10.9	4.6	41.6
Depreciation	1.3	1.1	0.2	17.6	3.7	2.7	1.0	38.1
Loss from operations	$(0.8)	$(0.5)	$(0.3)	(68.7)%	$(2.2)	$(1.1)	$(1.1)	(104.0)%

Revenues. net2phone-UCaaS’ revenue increased 22.7% and 16.1% in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017 primarily due to continued growth from its cloud-based communications offering – both in the U.S. and in South America. In light of the strong growth in the cloud-based communications offering in Argentina and Brazil that were launched in fiscal 2017, net2phone-UCaaS introduced its cloud-based communications offering in Colombia in May 2018, and anticipates additional international expansion into Hong Kong and Mexico in calendar 2018.

	Three months ended April 30,			Nine months ended April 30,
	2018	2017	Change	2018	2017	Change
net2phone-UCaaS
Direct cost of revenues as a percentage of revenues	34.1%	39.7%	(5.6)%	32.6%	42.2%	(9.6)%

Direct Cost of Revenues. Direct cost of revenues in net2phone-UCaaS increased in the three months ended April 30, 2018 compared to the similar period in fiscal 2017 primarily because of an increase in the direct cost of revenues of cloud-based communications, partially offset by decreases in the direct cost of revenues in cable telephony service and SIP trunking. Direct cost of revenues in net2phone-UCaaS decreased in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017 primarily because of decreases in the direct cost of revenues in cable telephony service and SIP trunking, partially offset by an increase in the direct cost of revenues of cloud-based communications. Direct cost of revenues as a percentage of revenues in net2phone-UCaaS decreased 560 and 960 basis points in the three and nine months ended April 30, 2018, respectively, compared to the similar periods in fiscal 2017 primarily because of decreases in direct cost of revenues as a percentage of revenues in cloud-based communications, cable telephony service, and SIP trunking.

Selling, General and Administrative. Selling, general and administrative expense in our net2phone-UCaaS segment increased in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 due to an increase in employee compensation, resulting from an increase in the number of sales and information technology employees, as well as an increase in sales commissions. We increased employees and compensation in our net2phone-UCaaS segment as we invested in the growth of net2phone-UCaaS’ lines of business.

Depreciation. The increase in depreciation expense in the net2phone-UCaaS segment in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Beginning in the third quarter of fiscal 2018, All Other includes only our real estate holdings and other investments that were included in the Rafael Spin-Off. A small business that was previously included in All Other has been reclassified to Telecom & Payment Services, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in Telecom & Payment Services or Corporate in all periods presented.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
Revenues	$—	$0.6	$(0.6)	(106.7)%	$1.2	$1.6	$(0.4)	(25.3)%
Direct cost of revenues	—	—	—	—	—	—	—	—
Selling, general and administrative	0.7	0.3	0.4	173.1	2.6	0.3	2.3	778.0
Depreciation	0.4	0.4	—	(14.5)	1.2	1.2	—	(2.5)
(Loss) income from operations	$(1.1)	$(0.1)	$(1.0)	(848.0)%	$(2.6)	$0.1	$(2.7)	nm

nm—not meaningful

Revenues. In April 2016, a subsidiary of Rafael entered into two leases with tenants for space in Rafael’s building at 520 Broad Street, Newark, New Jersey. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017. In addition, in April 2017, a subsidiary of Rafael entered into a third lease for space in Rafael’s building at 520 Broad Street. Rental income from the third lease commenced in March 2018. Effective with the Rafael Spin-Off, we no longer own the 520 Broad Street building and we no longer record rental income from the building.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 primarily due to increases in expenses related to Rafael, including Lipomedix, and Rafael’s commercial real estate. Rafael began consolidating Lipomedix in November 2017 after Rafael purchased additional shares and increased its ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. Selling, general and administrative expense of Lipomedix in the three and nine months ended April 30, 2018 was $0.3 million and $0.6 million, respectively.

Corporate

Beginning in the third quarter of fiscal 2018, Corporate includes certain cost centers that were previously included in All Other. Comparative results have been reclassified and restated as if these costs were included in Corporate in all periods presented.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
General and administrative	$2.5	$1.8	$0.7	34.1%	$7.1	$5.7	$1.4	26.1%
Severance	0.1	—	0.1	nm	0.1	—	0.1	nm
Other operating expense	0.3	10.1	(9.8)	(96.6)	2.0	11.2	(9.2)	(82.4)
Loss from operations	$2.9	$11.9	$(9.0)	(75.8)%	$9.2	$16.9	$(7.7)	(45.3)%

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

General and Administrative. The increase in Corporate general and administrative expense in the three months ended April 30, 2018 compared to the similar period in fiscal 2017 was primarily due to increases in employee compensation and stock-based compensation expense. The increase in Corporate general and administrative expense in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017 was primarily due to increases in legal fees and employee compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense were 0.7% and 0.5% in the three months ended April 30, 2018 and 2017, respectively, and 0.6% and 0.5% in the nine months ended April 30, 2018 and 2017, respectively.

Other Operating Expense. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In the three and nine months ended April 30, 2018, we incurred legal fees of $0.3 million and $1.3 million, respectively, related to the Straight Path stockholders’ putative class action and derivative complaint. In addition, in the nine months ended April 30, 2018, we incurred fees of $0.7 million related to other legal matters. In April 2017, we recorded a liability of $10.0 million for the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. In addition, in the three and nine months ended April 30, 2017, we incurred legal fees of $0.1 million and $1.2 million, respectively, related to the FCC investigation of potential license violations by Straight Path Spectrum LLC (formerly a subsidiary of ours) and the settlement and mutual release. (See Note 12 to the Consolidated Financial Statements included in Item 1 to Part I of the Quarterly Report on Form 10-Q).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.0 million and $0.7 million in the three months ended April 30, 2018 and 2017, respectively, and $2.8 million in both the nine months ended April 30, 2018 and 2017. At April 30, 2018, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $3.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2018	2017	$	%	2018	2017	$	%
	(in millions)
(Loss) income from operations	$(1.7)	$(6.5)	$4.8	74.0%	$(2.1)	$1.8	$(3.9)	(215.3)%
Interest income, net	0.2	0.3	(0.1)	(30.8)	0.9	0.9	—	(5.7)
Other (expense) income, net	(0.7)	(0.4)	(0.3)	(74.9)	(1.2)	1.6	(2.8)	(174.6)
(Provision for) benefit from income taxes	(1.1)	2.1	(3.2)	(147.6)	(0.9)	14.8	(15.7)	(106.3)
Net (loss) income	(3.3)	(4.5)	1.2	27.4	(3.3)	19.1	(22.4)	(117.5)
Net income attributable to noncontrolling interests	(0.2)	(0.3)	0.1	29.4	(0.7)	(1.1)	0.4	35.4
Net (loss) income attributable to IDT Corporation	$(3.5)	$(4.8)	$1.3	27.6%	$(4.0)	$18.0	$(22.0)	(122.4)%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2018	2017	2018	2017
	(in millions)
Foreign currency transaction (losses) gains	$(0.7)	$(0.4)	$(1.2)	$0.9
Gain on sale of marketable securities	—	—	—	0.3
Gain on investments	—	0.1	—	0.4
Other	—	(0.1)	—	—
Total other (expense) income, net	$(0.7)	$(0.4)	$(1.2)	$1.6

(Provision for) Benefit from Income Taxes. On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act”, or the Tax Act. The Tax Act provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax, or transition tax, on earnings of certain foreign subsidiaries that were previously tax deferred, and makes other changes to the U.S. income tax code. Due to our July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for our fiscal year ending July 31, 2018, and 21.0% for our fiscal years thereafter.

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

As of April 30, 2018, we had not completed our accounting for the income tax effects of the Tax Act; however, we had made a reasonable estimate of the effect on our existing AMT credit carry-over. Because the AMT credit will be refundable if not utilized in the next four years, we reversed the valuation allowance that offset the AMT credit. As a result, in the nine months ended April 30, 2018, we recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund. The reduction in the corporate tax rate is not expected to impact our results of operations or financial position in the foreseeable future because the income tax benefit from the reduced tax rate will be offset by the valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. We expect to utilize net operating loss carryforwards to offset any transition tax that we may incur. Therefore, we did not record any provisional income tax expense for the transition tax for our foreign subsidiaries. At April 30, 2018, the undistributed earnings of our foreign subsidiaries continued to be permanently reinvested. We are currently reevaluating the need to repatriate future earnings of our foreign subsidiaries due to the reduction in cash, cash equivalents, and marketable securities because of the Rafael Spin-Off. We have not provided for additional income or withholding taxes for the undistributed earnings or for any additional outside basis differences with respect to the foreign entities. We continue to review the anticipated impacts of the global intangible low taxed income, or GILTI, and base erosion anti-abuse tax, or BEAT, which are not effective until August 1, 2018. We have not recorded any impact associated with either GILTI or BEAT in the three months ended April 30, 2018.

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

The change in income tax expense in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017, excluding the benefits from income taxes in the nine months ended April 30, 2018 and 2017, was generally due to the differences in the tax rates in the jurisdictions where the results were recorded.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2018 compared to the similar periods in fiscal 2017 was primarily due to net loss attributable to the noncontrolling interests in Lipomedix in the three and nine months ended April 30, 2018. We began consolidating Lipomedix in November 2017. In addition, a decrease in the net income attributable to the noncontrolling interests in certain IDT Telecom subsidiaries contributed to the reduction in the net income attributable to noncontrolling interests in the nine months ended April 30, 2018 compared to the similar period in fiscal 2017.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held at April 30, 2018 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2019.

At April 30, 2018, we had cash, cash equivalents and marketable securities of $60.7 million and a working capital deficit (current liabilities in excess of current assets) of $45.2 million. At April 30, 2018, we also had $4.8 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At April 30, 2018, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.4 million held by IDT Payment Services that was unavailable for other purposes.

We have not recorded U.S. income tax expense for foreign earnings, since such earnings are permanently reinvested outside the United States. Upon distribution of these foreign earnings to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes, however, it is not practicable to determine the amount, if any, which would be paid. We are currently reevaluating the need to repatriate future earnings of our foreign subsidiaries due to the reduction in cash, cash equivalents, and marketable securities because of the Rafael Spin-Off.

	Nine months ended April 30,
	2018	2017
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(15.4)	$0.5
Investing activities	(1.5)	(35.3)
Financing activities	(22.1)	(3.0)
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.3)
Decrease in cash and cash equivalents	$(39.1)	$(38.1)

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $66.0 million at April 30, 2018 from $67.6 million at July 31, 2017 primarily due to a $1.4 million decrease in IDT Telecom’s gross trade accounts receivable balance. The decrease in IDT Telecom’s gross trade accounts receivable balance was primarily due to collections in the nine months ended April 30, 2018 in excess of amounts billed during the period, partially offset by the effect of changes in foreign currency exchange rates. In addition, gross trade accounts receivable decreased $0.2 million due to the Rafael Spin-Off.

Deferred revenue as a percentage of total revenues varies from period to period depending on the mix and the timing of revenues. Deferred revenue arises from IDT Telecom’s sales of prepaid products. Deferred revenue decreased to $68.4 million at April 30, 2018 from $76.5 million at July 31, 2017 primarily due to a decrease in the IDT Telecom U.S. Boss Revolution balance.

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

The Separation and Distribution Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, we, Straight Path, Straight Path IP Group, Inc., or SPIP, and PR-SP IP Holdings LLC, or PR-SP, an entity owned by Howard S. Jonas, the Chairman of our Board of Directors, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. In exchange for the mutual release, in October 2017, we paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to us its majority ownership interest in Straight Path IP Group Holding, Inc., or New SPIP, which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and we undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest. In the accompanying consolidated statement of cash flows in the nine months ended April 30, 2018, $10 million of the aggregate payment to Straight Path was included in operating activities and $6 million of the aggregate payment was included in investing activities.

In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in the nine months ended April 30, 2018, we deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which was included in operating activities in the accompanying consolidated statement of cash flows.

Investing Activities

Our capital expenditures were $16.0 million and $17.1 million in the nine months ended April 30, 2018 and 2017, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending April 30, 2019 will be $19 million to $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in the nine months ended April 30, 2018.

On December 23, 2016, we acquired all of the outstanding shares of Live Ninja, a business communications company that provides chat and messaging capabilities for small and medium-sized businesses with the ability to transfer a conversation from one channel of communications (for example, the web) to another (such as a mobile phone). The cash paid for the acquisition, net of cash acquired was $1.8 million. We have since paid a further $0.3 million in respect of certain milestones. We may be required to pay up to an additional $1.8 million by June 30, 2018 for certain contingent payment obligations.

In the nine months ended April 30, 2017, we used cash of $8.5 million for additional investments. In September 2016, Rafael Pharma issued to our former 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of $2 million principal amount convertible promissory notes issued in connection with a prior funding. In addition, in the nine months ended April 30, 2017, we used cash of $0.5 million for an additional investment in our former subsidiary, Lipomedix.

Purchases of marketable securities were $22.2 million and $38.7 million in the nine months ended April 30, 2018 and 2017, respectively. Proceeds from maturities and sales of marketable securities were $36.7 million and $30.8 million in the nine months ended April 30, 2018 and 2017, respectively.

Financing Activities

In the nine months ended April 30, 2018, we paid aggregate cash dividends of $0.47 per share on our Class A common stock and Class B common stock, or $11.7 million in total. In the nine months ended April 30, 2017, we paid aggregate cash dividends of $0.57 per share on our Class A common stock and Class B common stock, or $13.2 million in total. On June 4, 2018, our Board of Directors declared a dividend of $0.09 per share for the third quarter of fiscal 2018 to holders of our Class A common stock and Class B common stock. The dividend will be paid on or about June 29, 2018 to stockholders of record as of the close of business on June 19, 2018. In light of our intention to continue to invest in our growth initiatives and the impact of the Rafael Spin-Off on our balance sheet, our Board of Directors reduced the dividend for the second and third quarters of fiscal 2018 from the quarterly dividend of $0.19 per share that was paid in the first two quarters of fiscal 2018.

On March 26, 2018, we completed the Rafael Spin-Off. The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. Rafael owns the commercial real estate assets and interests in two clinical stage pharmaceutical companies that were held by us. The commercial real estate holdings consist of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings include debt interests and warrants in Rafael Pharma and a majority equity interest in Lipomedix. In addition, prior to the Rafael Spin-Off, we transferred to Rafael cash, cash equivalents, marketable securities, and hedge fund and other investments. As a result of the Rafael Spin-Off, we deconsolidated cash and cash equivalents of $9.3 million, and net assets excluding cash and cash equivalents of $105.6 million.

We distributed cash of $1.0 million and $1.1 million in the nine months ended April 30, 2018 and 2017, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was amended as of January 31, 2018. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly and all outstanding principal and any accrued and unpaid interest is due on the maturity date of January 31, 2020. At April 30, 2018 and July 31, 2017, there were no amounts outstanding under the facility. We intend to borrow under the facility from time to time. In the nine months ended April 30, 2018, we borrowed and repaid an aggregate of $22.1 million under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.325% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including restrictions on dividend payments on IDT Telecom capital stock and restrictions on IDT Telecom’s aggregate loans and advances to affiliates or subsidiaries.

In April 2017, we sold 728,332 treasury shares of our Class B common stock to Howard S. Jonas for aggregate consideration of $10.0 million. The price per share of $13.73 was equal to the closing price of our Class B common stock on April 10, 2017.

On March 2, 2017, we sold 10% of the equity in our former subsidiary, IDT-Rafael Holdings, LLC, to Howard S. Jonas for a purchase price of $1 million.

In connection with our investment in Rafael Pharma, our former subsidiary CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. At July 31, 2016, CS Pharma had received $8.8 million, which was included in “Other current liabilities” pending the issuance of the member interests. In the nine months ended April 30, 2017, CS Pharma received an additional $1.2 million from the sale of its member interests.

We received proceeds from the exercise of our stock options of $0.8 million in the nine months ended April 30, 2017, for which we issued 73,471 shares of our Class B common stock.

In the nine months ended April 30, 2018 and 2017, we paid $0.1 million and $1.8 million, respectively, to repurchase 5,170 and 94,338 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the nine months ended April 30, 2018 or 2017. At April 30, 2018, 8.0 million shares remained available for repurchase under the stock repurchase program.

Other Sources and Uses of Resources

IDT Financial Services Holding Limited Held for Sale

On June 22, 2017, IDT Telecom, Inc. entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDT Financial Services Holding Limited is the sole shareholder of IDT Financial Services Limited, our Gibraltar-based bank. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDT Financial Services Holding Limited of £2.9 million ($4.0 million at April 30, 2018) plus an amount equal to the value of IDT Financial Services Holding Limited’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDT Financial Services Holding Limited. The net asset value of IDT Financial Services Holding Limited was $14.3 million at April 30, 2018. A portion of the purchase price will be placed in escrow and released to IDT Telecom once all of the conditions have been met under the Share Purchase Agreement. The sale is subject to regulatory approval and other customary conditions set forth in the Share Purchase Agreement. The remaining closing conditions are outside of our control and there can be no assurance that the sale will be completed.

Proposed Sale of Shares to Howard S. Jonas

On April 16, 2018, our Board of Directors and its Corporate Governance Committee approved an arrangement with Howard S. Jonas related to the purchase of shares of our Class B common stock by Mr. Jonas. Under the arrangement, Mr. Jonas has agreed to purchase 2,546,689 shares of our Class B common stock at a price per share of $5.89, which was the closing price for the Class B common stock on the New York Stock Exchange on April 16, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of $15 million.

The arrangement is subject to approval of our stockholders, and no shares will be issued unless such approval is obtained. Mr. Jonas has agreed to vote in favor of the arrangement when it is submitted to the stockholders. We have agreed to present the matter to our stockholders at the next meeting of stockholders to be held.

On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price. The remainder of the purchase price will be payable following approval of our stockholders, and the shares will be issued upon payment in full.

The purchase price per share will be reduced by the amount of any dividends whose record date is between the date hereof and the issuance of the shares.

Other Uses of Resources

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at April 30, 2018:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$17.0	$4.1	$4.9	$4.1	$3.9
Revolving credit facility (1)	0.2	0.1	0.1	—	—
Purchase commitments (2)	87.4	87.4	—	—	—
Total contractual obligations (3)	$104.6	$91.6	$5.0	$4.1	$3.9

(1)	Revolving credit facility includes estimated fees on the unused commitment at April 30, 2018.

(2)	Purchase commitments include the aggregate commitment under the Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(3)	The above table does not include an aggregate of $15.8 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with the Rafael Spin-Off in March 2018, we and Rafael entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Rafael after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Rafael with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Rafael and Rafael indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Rafael from all liability for taxes of ours, other than Rafael and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off.

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At April 30, 2018, we had aggregate performance bonds of $15.8 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 32% and 31% of our consolidated revenues for the nine months ended April 30, 2018 and 2017, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At April 30, 2018, the carrying value of our marketable securities and investments in hedge funds was $10.6 million and $4.8 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk, and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2018:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2018	—	$—	—	8,000,000
March 1-31, 2018	—	$—	—	8,000,000
April 1-30, 2018	—	$—	—	8,000,000
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 11, 2018	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 11, 2018	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)

