Form 10-K
period 2018-07-31
IDT CORP
filed 2018-10-15
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2018.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $10.87 per share, as reported on the New York Stock Exchange, was approximately $220.2 million.

As of October 9, 2018, the registrant had outstanding 22,143,898 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 3,450,600 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 13, 2018, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2018 refers to the fiscal year ended July 31, 2018).

Item 1. Business.

OVERVIEW

We are a multinational company with operations primarily in the telecommunications and payment industries. We market and distribute multiple communications and payment services across four verticals comprising multiple, related offerings:

▪	Retail Communications provides international long-distance calling products primarily to foreign-born communities, with its core markets in the United States;
▪	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers;
▪	Payment Services provides payment offerings, including international and domestic airtime top-up, domestic bill payment and international money transfer services, and our merchant service offerings through point–of-sale terminals; and
▪	Unified Communications includes cloud based communications services such as hosted PBX and SIP trunking for business customers offered by our net2phone division as well as a cable telephony service that enables cable companies to offer their residential customers voice calling over cable networks.

Our Retail Communications vertical provides prepaid international long distance calling services primarily to foreign-born and underbanked consumers in the United States, with smaller retail operations serving customers in Europe, Asia, South America and Canada. Retail Communications offerings include our flagship ‘Boss Revolution’ branded PIN-less international long distance prepaid calling services as well as traditional, disposable hard cards sold under a variety of brands. In the United States, the majority of our customers purchase Retail Communications offerings through one of our more than 35,000 Boss Revolution authorized resellers. These resellers are typically small, independent retailers serving foreign-born communities. Boss Revolution customers can also purchase calling services directly through our IVR (Interactive Voice Response) system, website (www.bossrevolution.com), or mobile calling app that is available for free on both the iTunes App Store and Google Play. Our Boss Revolution Mobile offering is a recently launched domestic mobile service operating on Sprint’s nationwide network. In addition, IDT Telecom offers bundled local/long distance residential phone service in 11 states under the brand name IDT America.

Our Wholesale Carrier Services business terminates international long-distance calls for our retail customers, our net2phone customers and for other telecommunications companies, service providers, and resellers around the world. Our wholesale telecommunications network is comprised of interconnections that reach virtually every country and significant carrier in the world.

Our Payment Services vertical includes domestic and international mobile top-up offerings (DMTU and IMTU, respectively) and money remittance services and our National Retail Solutions business. IMTU is sold under the Boss Revolution brand as well as through mobile operator top-up cards sold by our retail network or directly through the Boss Revolution digital platforms. Our Boss Revolution international money transfer business includes remittances from the United States to approximately 50 countries. It is offered through licensed Boss Revolution authorized agents as well as the Boss Revolution digital platforms, including the Boss Revolution Money app. Through our domestic bill payment service, consumers can pay their regular bills with cash at Boss Revolution agent locations. We offer payment services to over 10,000 billers in key segments Our National Retail Solutions, or NRS, business provides point–of-sale (POS) terminals and services linked to those terminals - including consumer rewards programs, credit card processing and coupon program participation - to independent retailers in the United States and advertising.

Our Unified Communications vertical includes Voice over Internet Protocol (VoIP) based cloud offerings provided under our net2phone brand including hosted private branch exchange, or PBX, services and Session Initiation Protocol, or SIP, trunking offered directly to enterprise customers and through value-added resellers (VARs), service providers, telecom agents and managed service providers, as well as residential telephony and hosted PBX services provisioned to cable television providers.

On March 26, 2018, we completed a pro rata distribution of the common stock of our subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. In connection with the Rafael Spin-Off, each of the Company’s stockholders received one share of Rafael Class A common stock for every two shares of the Company’s Class A common stock and one share of Rafael Class B common stock for every two shares of the Company’s Class B common stock, held of record as of the close of business on March 13, 2018. At the time of the Rafael Spin-Off, Rafael owned the commercial real estate assets and interests in two clinical stage pharmaceutical companies that we previously held. The commercial real estate holdings consisted of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings included debt interests and warrants in Rafael Pharmaceuticals, Inc., or Rafael Pharma (formerly Cornerstone Pharmaceuticals, Inc.), which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd, or Lipomedix, a pharmaceutical development company based in Israel. In addition, prior to the Rafael Spin-Off, we transferred assets to Rafael such that, at the time of the Rafael Spin-Off, Rafael had $42.3 million in cash, cash equivalents, and marketable securities, plus approximately $6 million in hedge fund and other investments.

Financial information by segment is presented in Note 22 to our Consolidated Financial Statements in Item 8 of this Annual Report.

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

2000 – We complete the sale of a stake in our net2phone subsidiary, a pioneer in the development and commercialization of VoIP technologies and services, to AT&T for approximately $1.1 billion in cash. We subsequently repurchased net2phone from AT&T.

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

– We purchase a majority stake in Zedge, Inc., or Zedge, which provides one of the most popular content platforms for mobile device personalization including ringtones, wallpapers, home screen icons and notification sounds.

2008 –We launch Boss Revolution PIN-less, a pay-as-you-go international calling service. Boss Revolution has since become our flagship brand, and the Boss Revolution platform has been expanded to include payment offerings.

2009 – We spin-off our CTM Media Holdings subsidiary to our stockholders. CTM Media Holdings has been renamed IDW Media Holdings, and its stock is traded on the over-the-counter market with the ticker symbol “IDWM”.

2011 – We spin-off our Genie Energy Ltd. subsidiary, which provides electricity and natural gas and related services to residential and business customers in the US and overseas, to our stockholders. Genie Energy’s stock is listed on the NYSE with the ticker symbols “GNE” and “GNE-PRA”.

2013 – We spin-off our Straight Path Communications, Inc. subsidiary, including its wireless spectrum holdings to our stockholders. Straight Path Communications’ stock was listed on the NYSE American with the ticker symbol “STRP” until it was purchased in February 2018 by Verizon Communications Inc. for $3.1 billion in an all-stock transaction.

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

2016 – We spin-off our Zedge subsidiary to our stockholders. Zedge’s stock is listed on the NYSE American with the ticker symbol “ZDGE”.

– We launch National Retail Solutions to provide POS-based services to independent retailers in the United States.

– We make a strategic investment in Rafael Pharma, a privately held, clinical-stage, metabolic oncology therapeutics company focused on treating some of the most challenging cancers including pancreatic, acute myeloid leukemia (AML), and T-cell lymphoma.

2017 – We enter into an agreement to sell our Gibraltar-based bank and e-money issuer, IDT Financial Services, which provides prepaid card solutions across the European Economic Area, for approximately $17.5 million, which we expect to close in fiscal 2019.

– net2phone initiates global expansion; offers unified communications service in Brazil and Argentina.

2018 – We spin-off our Rafael subsidiary to our stockholders. Rafael’s stock is listed on the NYSE American with the ticker symbol “RFL”.

DIVIDENDS AND DISTRIBUTIONS

We have made quarterly distributions to the holders of our Class A and Class B common stock from fiscal 2011 through the third quarter of fiscal 2018. In fiscal 2018, we paid aggregate cash dividends of $0.56 per share on our Class A common stock and Class B common stock, or $13.9 million in total as detailed below. In fiscal 2017, we paid aggregate cash dividends of $0.76 per share on our Class A common stock and Class B common stock, or $17.9 million in total.

▪	On October 20, 2017, we paid an ordinary cash dividend of $0.19 per share for the fourth quarter of fiscal 2017;
▪	On December 22, 2017, we paid an ordinary cash dividend of $0.19 per share for the first quarter of fiscal 2018;
▪	On March 23, 2018, we paid an ordinary cash dividend of $0.09 per share for the second quarter of fiscal 2018; and
▪	On June 29, 2018, we paid an ordinary cash dividend of $0.09 per share for the third quarter of fiscal 2018.

Our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as invest in our early stage business initiatives.

OUR STRATEGY

Since our founding, we have focused on value creation by leveraging potentially disruptive telecommunications, payment and other technologies to challenge entrenched business models. Outside of our core businesses, we sought to select and incubate promising early stage businesses and, in several cases, have sold those businesses or spun them off to our stockholders.

Since 2008, we have spun off certain non-core businesses and assets to our stockholders, including CTM Media (now IDW Media Holdings) (2009), Genie Energy (2011), Straight Path Communications (2013), Zedge (2016) and Rafael (2018). In addition, in October 2014, we completed the sale of our interest in Fabrix, a network storage and processing technology business, to Ericsson for $69 million in cash as part of Ericsson’s purchase of Fabrix for $95 million.

Our revenues and income from operations are generated predominantly by three core offerings:

▪	Boss Revolution prepaid PIN-less calling service including both domestic and international sales;
▪	wholesale carrier services to terminate international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and
▪	domestic and international mobile top-up offerings (DMTU and IMTU, respectively) and money remittance services sold through our retail network or directly from the Boss Revolution online/mobile platform and Boss Revolution Money app and our National Retail Solutions business.

Our legacy core services compete primarily in the mature pay-per-minute international voice communications market. Several industry-wide trends are reducing the size of the global market including the growing popularity of low-cost or free messaging services and other non-voice communications technologies, free over-the-top communications which can be utilized when both parties have access to broadband connections, and the prevalence of flat-rate international long distance plans offered both by the largest mobile network operators and niche mobile virtual network operators, or MVNOs.

To counter the sectoral challenges in the pay-per-minute market of our core offerings, we have embarked on a multi-pronged strategy:

▪	Diversification and enhancement of offerings in the core market:
▪	developing new and competitive core offerings such as unlimited, flat monthly rate calling plans within the Boss Revolution brand;
▪	diversifying our IMTU offerings by bundling voice, data and messaging;
▪	offering incumbent national telecom’s value added services including outsourced management of international long-distance traffic; and
▪	launching the Boss Revolution and Boss Revolution Money Apps, to deepen our direct-to-consumer relationships

▪	Investing significantly in new offerings and technologies:
▪	Development, launch and subsequent improvements to the Boss Revolution and Boss Revolution money apps, both of which significantly strengthen our relationships with our retail customers
▪	Development of net2phone’s unified communications platform
▪	New technologies that significantly reduce the cost of connectivity

▪	Opening new markets for certain of our offerings, for example in Cuba and South America.

BUSINESS DESCRIPTION

We have two reportable business segments, Telecom & Payment Services (formerly known as Telecom Platform Services) and net2phone-Unified Communications as a Service, or net2phone-UCaaS (formerly known as UCaaS).

Beginning in the first quarter of fiscal 2018, our Telecom & Payment Services segment includes Consumer Phone Services, which was previously reported as a separate segment. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Comparative results have been reclassified and restated as if Consumer Phone Services was included in Telecom & Payment Services in all referenced periods.

Telecom and Payment Services

Our Telecom & Payment Services, or TPS, segment, which represented 97.7% and 97.9% of our total consolidated revenues in fiscal 2018 and fiscal 2017, respectively, markets and distributes multiple communications and payment services across three business verticals:

▪	Retail Communications provides international long-distance calling products primarily to foreign-born communities, with its core markets in the United States;
▪	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and
▪	Payment Services provides payment offerings, including international and domestic airtime top-up, domestic bill payment and international money transfer services, and our merchant service offerings through POS terminals.

During fiscal 2018, our TPS segment generated $1,511.5 million in revenues worldwide and income from operations of $25.8 million, as compared with revenues of $1,470.0 million in revenues worldwide and income from operations of $25.5 million in fiscal 2017.

Retail Communications

Retail Communications’ revenue was $582.3 million in fiscal 2018 compared to $615.6 million in fiscal 2017 (38.5% and 41.9% of TPS’ revenue in fiscal 2018 and fiscal 2017, respectively).

Most of Retail Communications’ sales are generated by the Boss Revolution PIN-less international calling service. Other smaller lines of business contribute to Retail Communications sales, including (1) traditional, disposable prepaid calling cards sold under a variety of brand names both domestically and overseas, (2) private label and IDT branded prepaid and point of sale activated calling cards sold to large retailers, medium sized retail chains (e.g. supermarkets, drug stores), and smaller grocery stores and similar outlets, (3) our PennyTalk international calling service, and (4) consumer phone services, which provides bundled local/long distance residential phone service in 11 states under the brand name IDT America. Other revenues generated using our Boss Revolution platform, including airtime top-up and international money transfer, are reflected in the Payment Services vertical discussed below.

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

Boss Revolution customers’ account balances are typically debited at a fixed rate per minute. In contrast to many competitors, Boss Revolution does not charge connection, usage or breakage fees. Boss Revolution per minute rates can vary by the destination country, city, and whether the call is a landline or mobile phone. Rates are published on the Boss Revolution consumer website and within the Boss Revolution Calling app. In addition to per minute prepaid plans, Boss Revolution offers unlimited calling plans and bucket-of-minute plans for a flat fee to some destinations.

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

In 2017, we introduced an update of the Boss Revolution retailer portal that can be accessed via the web browser on a mobile device to enable any qualified individual in the United States with an Android or iOS smartphone to become a Boss Revolution retailer and to manage their Boss Revolution account virtually anywhere, anytime. The Boss Revolution retailer portal enables retailers to create accounts for new customers, add funds to existing customer balances and execute sales transactions for the various products and services available on the portal. The Boss Revolution retailer portal also provides a direct, real-time interface with our retailers, resulting in a cost-effective and adaptable distribution model that can rapidly respond to changes in the business environment.

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

We launched Boss Revolution Mobile in the third quarter of fiscal 2018. Boss Revolution Mobile is a domestic mobile service operating on Sprint’s nationwide network offering an innovative, low-cost model for mobile service under our Boss Revolution brand.

Wholesale Carrier Services

Wholesale Carrier Services’ revenue was $645.5 million in fiscal 2018 compared to $609.0 million in fiscal 2017 (42.7% and 41.4% of TPS’ revenue in fiscal 2018 and fiscal 2017, respectively).

Wholesale Carrier Services terminates international telecommunications traffic in more than 190 countries around the world. The division’s customers include our Retail Communications business, net2phone, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our wholesale and retail traffic with them.

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

TPS terminated 25.5 billion minutes in fiscal 2018, as compared to 26.6 billion minutes in fiscal 2017, making us one of the largest carriers of international long-distance minutes worldwide. Wholesale Carrier Services accounted for 20.0 billion minutes and 19.9 billion minutes of the total TPS’ minutes in fiscal 2018 and fiscal 2017, respectively.

Wholesale Carrier Services has a significant number of direct connections to Tier 1 providers in North America, Latin America, Asia, Africa, Europe and the Middle East. Tier 1 providers are the largest recognized licensed carriers in a country. Direct connections improve the quality of the telephone calls and reduce the cost, thereby enabling us to generate more traffic with higher margins to the associated foreign locales. We also have direct relationships with mobile network operators, reflecting their growing share of the voice traffic market.

Termination rates charged by Tier 1 and other providers of international long-distance traffic have been declining for many years. Nevertheless, termination rates charged to us by individual Tier 1 carriers and mobile operators can be volatile. Termination price volatility on heavily trafficked routes can significantly impact our minutes of use and wholesale revenues.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2018, Wholesale Carrier Services had more than 2,000 customers and has over 400 carrier relationships globally.

Wholesale Carrier Services’ revenue is generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

In fiscal 2017, we announced an outsourcing initiative, Voicehub, to help fixed and mobile telephony operators enhance the profitability and value of their international voice operations. Wholesale Carrier Services offers these operators customized solutions including full outsourcing, handing all inbound and outbound calls with or without switch management, and hybrid arrangements whereby the operator retains certain routes or customers directly.

Payment Services

Payment Services’ revenue was $283.7 million in fiscal 2018 compared to $245.3 million in fiscal 2017 (18.8% and 16.7% of TPS’ revenue in fiscal 2018 and fiscal 2017, respectively).

Most of Payment Services’ revenue is generated by the sale of IMTU offerings. Other products and services in this vertical include DMTU, gift cards sold in the United States and Europe, domestic bill payment service, our international money transfer service, our POS terminals and related offerings and, until its expected sale in fiscal 2019, the operations of our Gibraltar-based bank. Payment Services’ offerings leverage our platform capabilities, our distribution reach into foreign-born communities and our global reach to provide convenient and affordable offerings primarily over the Boss Revolution platform.

Our IMTU products enable customers to purchase airtime and bundles of airtime, messaging and data for a prepaid mobile telephone in another country. They are sold both over our Boss Revolution platform and in hard card format. Our IMTU are focused on geographic corridors, such as the United States to various Central American countries, that tend to generate high volumes of business, and are part of a comprehensive product offering that includes product, marketing and distribution focused on those corridors.

International remittances are a significant economic activity among our target market of foreign-born residents and other under-banked communities. Our international money transfer service is offered over the Boss Revolution platform, and like other payment services, utilizes our retail network and associated ability to serve unbanked customers. However, only a limited number of Boss Revolution retailers in the United States qualify to process international money transfer transactions.

Revenues from international money transfer are derived from a per-transaction fee charged to the customer and from foreign exchange differentials. Transaction costs include commissions paid to the retail agent, payment to the international disbursing agent, banking, compliance, and foreign currency exchange costs.

Through our Domestic Bill Payment service, consumers can pay their regular bills with cash at a Boss Revolution agent location. We offer consumers expedited and standard (next day) payment service options to over 10,000 billers in key segments, including utilities, credit card companies, mortgage loan and auto finance companies. Revenues from Bill Pay services are derived primarily from fees charged to consumers for each transaction.

Our merchant services business, National Retail Solutions, or NRS, was founded in fiscal 2016 to build and operate a network of point-of-sale (POS) terminals. NRS leverages its network to provide services to bodegas and other independent retailers as well as retail industry suppliers and service providers.  NRS designed the POS terminals to offer versatile functionality. The terminals include barcode scanners, customer and retailer facing hi-definition screens, and credit card readers.  At September 30, 2018, NRS had deployed more than 5,600 POS terminals with bodegas and other retailers nationwide, and expects to deploy approximately 1,000 additional terminals per quarter.

NRS derives revenue from the sale of the POS terminals to retailers, a monthly recurring fee for use of the terminals, and additional terminal-based marketing, advertising and payment services sold a la carte. These include data analytics, credit card processing and display advertising.

The NRS merchant services business is synergistic with other BOSS Revolution communications and payment services including PIN-less calling, international money transfer, and sales of IMTU products, all of which can be sold and provisioned by retailers directly from their NRS terminals.

Payment Services also includes reloadable prepaid debit cards marketed across the European Economic Area and Bank Identification Number (BIN) sponsorship services offered by our Gibraltar-based bank, which we expect to sell in fiscal 2019.

International Operations

Internationally, we are a provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through an extensive network of thousands of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling, IMTU, DMTU and payment services in select global markets both through retailers and directly to consumers. Wholesale Termination and related wholesale services are marketed and sold globally through our internal Carrier Services account management team.

In Europe, we market our Retail Communications products in the United Kingdom, the Netherlands, Spain, Germany, Belgium, Italy, Sweden, Switzerland, Denmark, Norway and Austria, seeking to capitalize on the demographic opportunity presented by immigration from outside of Europe to these developed nations. Because the immigrant market is fragmented, and due to the large number of markets in which we compete, we offer over 600 different prepaid calling cards in Europe. In addition, we sell Boss Revolution platform products through retailers, our mobile calling app, and direct-to-consumer web sites in Germany, Spain and the United Kingdom. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers.

Our operations in Europe also include Wholesale Carrier Services. We maintain our European corporate, Retail Communications and Wholesale Carrier Services operations in London, England. We also operate satellite offices in Germany, Spain, Italy, Ireland and Greece.

Our European operations, including Wholesale Carrier Services and Retail Communications, generated $428.8 million of revenues in fiscal 2018, a 4.9% increase from the $408.9 million of revenues generated during fiscal 2017. Our European operations’ revenues constituted 27.7% of IDT Telecom’s revenues in fiscal 2018, as compared to 27.3% in fiscal 2017.

In Asia we sell Boss Revolution direct to consumers online and through our app in Australia and post-paid services direct to consumers and small businesses in Hong Kong and Singapore. In fiscal 2018, we generated $55.5 million in revenues from our operations in the Asia-Pacific region compared to $43.7 million in fiscal 2017, primarily through our Wholesale Carrier Services. We maintain our Asia Pacific headquarters in Hong Kong.

In Latin America, we market Retail Communications products in Argentina and Brazil. In addition, we offer SIP trunking VoIP services in Brazil to large enterprise businesses. In fiscal 2017, net2phone began offering its hosted PBX services in Brazil and Argentina. We maintain our Latin American headquarters in Buenos Aires, Argentina and Sao Paulo, Brazil. In fiscal 2018, IDT Telecom generated $9.7 million in revenues from the sale of Retail Communications and net2phone-UCaaS products in Latin America compared to $10.5 million in fiscal 2017.

Sales, Marketing and Distribution

In the United States, we distribute Retail Communications and Payment Services products, including Boss Revolution PIN-less, IMTU and DMTU offerings, money remittance and bill payment services and prepaid calling cards primarily to retail outlets through our network of distributors or through our internal sales force. In addition, our private label calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our internal sales force, and from time to time, we may utilize third-party agents or brokers to acquire accounts. We also market offerings, including Boss Revolution PIN-less IMTU and DMTU and international money transfer directly to the consumer via online channels including the Boss Revolution consumer website (www.bossrevolution.com) and mobile apps for iOS and Android.

In Europe and Latin America, we are a provider of prepaid calling cards including both private label and IDT-branded calling cards, which are sold through a network of independent retailers as well as through our own internal sales force. Additionally, we sell Boss Revolution PIN-less international calling and IMTU and DMTU in select markets both through retailers and directly to consumers. In Asia, we sell Boss Revolution direct to consumers online and through our Boss Revolution calling app and postpaid services direct to consumers and small businesses. In the United Kingdom, we sell the Prime Card, a leading prepaid MasterCard through select retailers and online directly to consumers. Wholesale Carrier Services are marketed and sold through our internal Carrier Services account management team. In Canada, we sell Boss Revolution platform products through retailers, our mobile calling app, and direct-to-consumer web sites.

Telecommunications Network Infrastructure

We operate a global network to provide an array of telecommunications and payment services to our customers worldwide using a combination of proprietary and third-party applications. Proprietary applications include call routing and rating, customer provisioning, call management, e-commerce sites, product web pages, calling card features, and payment services features. Proprietary applications provide the flexibility to adapt to evolving marketplace demands without waiting for third-party software releases, and often provide advantages in capability or cost over commercially available alternatives.

Our core voice network utilizes VoIP and is interconnected, where needed, through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows us to interface with carriers using the lowest cost technology protocol available. To support our global reach, we operate voice switches and/or points of presence in the United States, Europe, South America, Asia and Australia. We receive and terminate voice traffic from every country in the world, including cellular, landline and satellite calls through direct and indirect interconnects. The network includes data centers located in the United States, the United Kingdom and Hong Kong, which house equipment used for both our voice and payment services, with smaller points of presence in several other countries. It is monitored and operated on a continual basis by our Network Operations Center in the United States. More recently, we started to make use of one of the leading cloud providers to serve as host for some of our application infrastructure.

net2phone-Unified Communications as a Service (net2phone--UCaaS)

net2phone-UCaaS’ revenue was $34.9 million in fiscal 2018 compared to $29.5 million in fiscal 2017. net2phone-UCaaS’ loss from operations was $2.7 million in fiscal 2018 compared to $1.9 million in fiscal 2017.

net2phone-UCaaS’ revenue is generated primarily by VoIP products and services sold under the net2phone brand. net2phone-UCaaS’ offerings include (1) cloud-based PBX services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. In fiscal 2017, net2phone-UCaaS launched cloud-based PBX services in Brazil and Argentina, leveraging our local licenses, telephony platform and infrastructure. In fiscal 2018, net2phone-UCaaS expanded into new markets in South America, Europe and Asia focusing on its cloud-based PBX product set.

net2phone-UCaaS continues to optimize and improve its cable telephony platform to reduce the underlying costs of service and increase the speed of deployment.

In September 2018, net2phone acquired Versature, a rapidly growing Software as a Service, or SaaS, business communications solutions and hosted VoIP provider serving the Canadian market. With the Versature acquisition, net2phone now operates in the United States, Canada, Brazil, Argentina, Mexico and Colombia.  net2phone also recently launched in Hong Kong and Spain.

Sales, Marketing and Distribution

net2phone-UCaaS has historically focused on the agent channel marketplace by partnering with service providers, distributors, system integrators, telecom agents and master agents domestically and internationally. These partners utilize net2phone-UCaaS’ full suite of VoIP communication solutions focusing on net2phone-UCaaS’ SIP trunking and hosted PBX solutions. net2phone-UCaaS’ Cable Telephony unit white labels net2phone’s residential, broadband telephony solution to complete the cable operator’s triple play. net2phone-UCaaS also white labels its hosted PBX solution for the operator’s business customers, allowing their enterprise end users to capitalize on the growth, flexibility and cost advantages of IP-based calling.

All Other

Operating segments that are not reportable individually are included in All Other. From fiscal 2018, All Other included only Zedge and our real estate holdings and other investments. Zedge was spun off on June 1, 2016 and the real estate and other investments were included in Rafael that was spun off on March 26, 2018. A small business that was previously included in All Other has been reclassified to TPS, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in TPS or Corporate in all periods presented. During fiscal 2018, All Other generated $1.2 million in revenues and loss from operations of $2.6 million, compared to revenues of $2.3 million and income from operations of $0.1 million during fiscal 2017.

Competition

Telecom & Payment Services

Retail Communications

Like all international calling services, our Boss Revolution PIN-less service is subject to fierce competition, and we do not expect to continue to grow revenues and margins without a successful strategy and sound execution. While virtually any company offering communication services is a competitor of our Retail Communications offerings, we face particularly strong competition from Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other “over the top” (OTT) service providers. Outside the United States, we also compete with large foreign state-owned or state sanctioned telephone companies.

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

The continued growth of Over-The-Top calling and messaging services, such as Skype, Viber, and WhatsApp has adversely affected the sales of Boss Revolution and our other prepaid calling services. We expect the popularity of IP-based services—many of which offer voice communications for free provided both the caller and recipient have a broadband connection—to continue to increase, which may result in increased substitution and pricing pressure on our Boss Revolution and other international prepaid calling service offerings.

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

However, some of our competitors have significantly greater financial resources and name recognition and can provide comparable service levels and pricing through established brands. Consequently, our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, expand our distribution and retail networks, improve our ability to reach and sell to customers through mobile devices, develop successful new products and services to fit the evolving needs of our customers, and continue to build the brand equity of Boss Revolution.

Wholesale Carrier Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price, products and quality of service.

In our Wholesale Carrier Services business, we participate in a global market place with:

▪	interexchange carriers and other long-distance resellers and providers, including large carriers such as T Mobile, AT&T and Verizon;
▪	historically state-owned or state-sanctioned telephone companies such as Telefonica, France Telecom and KDDI;
▪	on-line, spot-market trading exchanges for voice minutes;
▪	OTT internet telephony providers;
▪	other VoIP providers;
▪	other providers of international long-distance services; and
▪	alliances between large multinational carriers that provide wholesale carrier services.

Our Wholesale Carrier Services business derives a competitive advantage from several inter-related factors: our Retail Communications business generates large volumes of originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena; the proprietary technologies powering our wholesale platform and in particular, the software that drives voice over internet protocols enables us to scale up at a lower cost than many of our competitors; our professional and experienced account management; and our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or TDM) is most feasible. In aggregate, these factors provide us with a competitive advantage over some participants on certain routes.

Payment Services

The major competitors to Payment Services’ offerings include:

▪	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with our international airtime top-up;
▪	other distributors, who develop a more comprehensive product offering than our international airtime top-up offerings or aggressively discount their product offerings that are like our international airtime top-up offerings; and
▪	traditional international money transfer services such as Western Union and MoneyGram and a number of small niche money transfer organizations that serve specific destination corridors, as well as new entrants trying to disrupt the money transfer market such as Xoom, TransferWise and World-Remit.

net2phone-UCaaS

Some of the major competitors to our net2phone-UCaaS offerings include other UCaaS and or hosted voice providers such as Vonage Business, Nextiva, 8x8, West Corp, and Ring Central. Due to their longevity and substantial investments in the space, these providers offer a more advanced product set that includes features such as video, chat, collaboration, and analytics. These competitors, in addition to possessing more widely recognized brands, also support integration of their services with other well-known, third-party customer relationship management, or CRM, vendors such as SalesForce and SugarCRM as well as with various Google applications.

REGULATION

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, current and proposed international, federal, state and local laws, regulations, orders and legislation that are likely to materially affect us.

Regulation of Telecom in the United States

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The Federal Communications Commission, or FCC, has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, taxes, permit or right-of-way procedures or franchise fees. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

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

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local and in-state long distance services are subject to the jurisdiction of that state’s public utility commission. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services but permits state public utility commissions to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long-distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to universal service and other funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

Regulation of Internet Telephony

The use of the Internet and private IP networks to provide voice communications services is generally less regulated than traditional switch-based telephony within the United States and abroad and, in many markets, is not subject to the imposition of certain taxes and fees that increase our costs. As a result, we are able, in many markets, to offer VoIP communications services at rates that are more attractive than those applicable to traditional telephone services. However, in the U.S. and abroad, there have been efforts by legislatures and regulators to harmonize the regulatory structures between traditional switch-based telephony and VoIP. This could result in additional fees, charges, taxes and regulations on IP communications services that could materially increase our costs and may limit or eliminate our competitive pricing advantages. Additionally, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. These efforts could likewise harm our ability to offer VoIP communications services.

Money Transmitter and Payment Instrument Laws and Regulations

Our consumer payment services offerings include money transfer and various network branded (also called “open loop”) prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

▪	Banking laws and regulations;
▪	Money transmitter and payment instrument laws and regulations;
▪	Anti-money laundering laws;
▪	Privacy and data security laws and regulations;
▪	Consumer protection laws and regulations;
▪	Unclaimed property laws; and
▪	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2018, we had received a money transmitter license in 47 of the 49 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations, which may be subject to federal, state, local or foreign law and regulation.

INTELLECTUAL PROPERTY

We own numerous patents, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, domain names, trademarks and service marks to protect our intellectual property rights within the United States and abroad; in particular our registered trademarks and brands: IDT®, Boss Revolution®, and Net2Phone®.  From time to time we have also acquired or licensed intellectual property relating to present and future business strategy.  We believe that our technological position significantly depends on the technical experience, expertise, and creative ability of our employees to maintain both our current businesses and pursue future business development. Our corporate policies require all employees to assign intellectual property rights developed in the scope of, or in relation to our business to us, and to protect all intellectual property and proprietary information and materials as confidential.

Our global telecommunications switching and transmission infrastructure enables us to provide an array of telecommunications, Internet access and Internet telephony services to our customers worldwide. We rely upon domestic and foreign patents, patent applications, and other intellectual property rights, regarding our infrastructure and global telecommunication network for our international telecommunications traffic and the international traffic of other telecommunications companies.

EMPLOYEES

As of October 1, 2018, we had a total of approximately 1,075 employees, of which approximately 1,060 were full-time employees.

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

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, when average per minute termination cost decline to a nominal amount, indirect competitors, such as wireless carriers, may include calls to those locations at no extra cost, which increases our risk of losing customers. For example, in fiscal 2016 following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico declined significantly. As a result, many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans, which caused a substantial and severe decline in our minutes of use and revenue. In July 2016, we significantly reduced pricing on Boss Revolution’s U.S. to Mexico corridor, which accelerated a decline in our revenue and gross profit.

Any price increase by us may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our telecommunications businesses and/or our gross margins.

Because our Boss Revolution and other retail products generate a significant portion of our revenue, our growth and our results of operations are substantially dependent upon growth in these products.

Our growth and our results of operations are substantially dependent upon growth in our Boss Revolution and other retail products that currently generate a significant portion of our revenue. We compete in the international prepaid calling market with Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators with aggressive international rate plans, and VoIP and other OTT service providers.

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

The continued growth of Over-The-Top calling and messaging services, such as Skype, Viber, and WhatsApp has adversely affected the sales of Boss Revolution and our other prepaid calling services. We expect the popularity of IP-based services—many of which offer voice communications for free provided both the caller and recipient have a broadband connection—to continue to increase, which will result in increased substitution and pricing pressure on our Boss Revolution and other international prepaid calling service offerings.

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

As more competitors offer IMTU service, our ability to secure competitive direct or indirect, exclusive or non-exclusive, agreements with international wireless operators could become more difficult or less attractive, thereby having an adverse effect on our revenues and operations.

Our customers, particularly our Wholesale Carrier Services customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Wholesale Carrier Services customers collectively accounted for 10.3% and 10.6% of total consolidated revenues in fiscal 2018 and fiscal 2017, respectively. Our Wholesale Carrier Services customers with the five largest receivables balances collectively accounted for 18.7% and 34.9% of the consolidated gross trade accounts receivable at July 31, 2018 and 2017, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues will suffer if our distributors and sales representatives fail to effectively market and distribute our Boss Revolution voice and payment services, as well as our traditional disposable calling cards.

We rely on our distributors and representatives to market and distribute our Boss Revolution products, our traditional disposable prepaid calling card products, our IMTU offerings and other payment services. We utilize a network of several hundred sub-distributors that sell our Boss Revolution products, traditional disposable prepaid calling cards, and IMTU to retail outlets throughout most of the United States. In foreign countries, we are dependent upon our distributors and independent sales representatives, many of which sell services or products for other companies. As a result, we cannot control whether these foreign distributors and sales representatives will devote sufficient efforts to selling our services. In addition, we may not succeed in finding capable distributors, retailers and sales representatives in new markets that we may enter. If our distributors or sales representatives fail to effectively market or distribute our Boss Revolution products, prepaid calling card products, IMTU offerings and other services, our ability to generate revenues and grow our customer base could be substantially impaired.

Natural or man-made disasters could have an adverse effect on our technological infrastructure.

Natural disasters, terrorist acts, acts of war, cyber-attacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Although we make significant efforts towards managing disaster recovery and business continuity plans, our inability to operate our telecommunications networks because of such events, even for a limited period of time, may result in loss of revenue, significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

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

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our network resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customer’s information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without the customers’ consent, or our products and services may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions sponsored by state or other interests. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situations and do not believe any material internal or customer information has been compromised.

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

Risks Related to Our Financial Condition

We hold cash, cash equivalents, marketable securities and investments that are subject to various market risks.

At July 31, 2018, we had cash, cash equivalents and marketable securities of $74.1 million. At July 31, 2018 we also had $4.8 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet. Investments in marketable securities and hedge funds carry a degree of risk, as there can be no assurance that we can redeem the hedge fund investments at any time and that our investment managers will be able to accurately predict the course of price movements of securities and other instruments and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, marketable securities and investments could be materially and adversely affected.

We contributed a significant amount of our cash, cash equivalents and marketable securities to Rafael, which we spun-off to our stockholders.

On March 26, 2018, we completed the Rafael Spin-Off. Prior to the Rafael Spin-Off, we transferred assets to Rafael such that, at the time of the Rafael Spin-Off, Rafael had $42.3 million in cash, cash equivalents, and marketable securities, plus approximately $6 million in hedge fund and other investments. This reduction in our cash, cash equivalents and marketable securities could have a material negative impact on our ability to carry on and grow our businesses, which could result in a reduction of our business, financial condition and results of operations.

We may need additional capital to sustain or accelerate our operations, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations could be adversely affected.

We currently expect our cash from operations in fiscal 2019 and the balance of cash, cash equivalents and marketable securities that we held on July 31, 2018 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2019. However, we may require, or otherwise seek, additional financing to fund operations, accelerate our growth or for other purposes.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company held by existing stockholders will be reduced and our stockholders may experience significant dilution.  In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.  If we raise additional capital by incurring debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all.  Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues, develop our products or attain profitable operations.

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

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At July 31, 2018, our accrued expenses included $43.9 million for these regulatory fees for the years covered by the audit and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

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

Furthermore, failure by us or our agents to comply with applicable laws and regulations could also result in termination of contracts with our banks and/or merchant payment processor. Termination of services by one of our retail banks would seriously diminish our ability to collect funds from our Boss Revolution agents. Likewise, termination of services by our merchant processor would negatively impact our ability to process payments in our digital channels.

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

A number of states have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2018. At July 31, 2018, we had obtained licenses to operate as a money transmitter in 47 U.S. states, Washington, D.C. and Puerto Rico. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business.

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

Our bank in Gibraltar is regulated by the Gibraltar Financial Services Commission (the FSC), and, as such, is subject to Gibraltarian and European Union laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, the bank is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license. In fiscal 2016, a referendum took place in the United Kingdom in which a majority voted in favor of the United Kingdom’s exit from the European Union – commonly referred to as “Brexit”. As a bank licensed in Europe, our bank in Gibraltar currently benefits from its ability to passport its license to operate in any European Union member state. However, as a British territory, if Brexit occurs, and no alternative arrangements are established with respect to licensing of British banks in the European Union, our bank in Gibraltar may not be able to passport its license into European Union member states. In 2017, we entered into an agreement to sell our Gibraltar-based bank for approximately $17.5 million, which we expect to close in fiscal 2019.

We receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business.

We receive, store and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the Payment Card Industry Data Security Standard. There are also numerous other federal, state and local laws around the world, such as GDPR, regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

Regulatory treatment outside the United States varies from country to country. We distribute our products and services through resellers that may be subject to telecommunications regulations in their home countries. The failure of these resellers to comply with these laws and regulations could reduce our revenue and profitability or expose us to audits and other regulatory proceedings. Regulatory developments such as these could have a material adverse effect on our operating results.

In many countries in which we operate, or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial condition and results of operations.

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

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows or financial condition (see Item 3 to Part I “Legal Proceedings” included elsewhere in this Annual Report).

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

Howard S. Jonas, our Chairman of the Board and founder, has voting power over 4,190,340 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,616,014 shares of our Class B common stock), representing approximately 72.3% of the combined voting power of our outstanding capital stock, as of October 10, 2018. In addition, Mr. Jonas holds an option to purchase 1,000,000 shares of our Class B common stock, which is fully vested and exercisable. Mr. Jonas is able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in a building in Newark, New Jersey that is owned by Rafael. We lease approximately 80,000 square feet of office space plus a portion of the 800-car public parking garage located across the street from the building. We also lease approximately 3,600 square feet of office space in Jerusalem, Israel that is owned by Rafael. The leases expire in April 2025.

We lease space in New York, New York for corporate purposes as well as a number of other locations in metropolitan areas. These leased spaces are utilized primarily to house telecommunications equipment and retail operations.

We maintain our European headquarters in London, England. We also maintain other various international office locations and telecommunications facilities in regions of Europe, Latin America, the Middle East, Asia and Africa where we conduct operations.

Item 3. Legal Proceedings.

On May 21, 2018, Erik Dennis filed a putative class action against IDT Telecom and us in the U.S. District Court for the Northern District of Georgia alleging violations of Do Not Call Regulations promulgated by the U.S. Federal Trade Commission. We are evaluating the claim, and at this stage, we are unable to estimate our potential liability, if any. On August 13, 2018, we and IDT Telecom filed a motion to dismiss or in the alternative to strike class allegations. The plaintiff opposed the motion. We and IDT Telecom intend to vigorously defend this matter.

On May 2, 2018, Jean Carlos Sanchez filed a putative class action against IDT Telecom in the U.S. District Court for the Northern District of Illinois alleging that we sent unauthorized marketing messages to cellphones in violation of the Telephone Consumer Protection Act of 1991. On July 26, 2018, the parties filed a stipulation of dismissal. We are evaluating the claim, and at this stage, we are unable to estimate our potential liability, if any. We intend to vigorously defend this matter.

On April 24, 2018, Sprint Communications Company L.P. filed a patent infringement claim against us and certain of our affiliates in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,298,064; 6,330,224; 6,343,084; 6,452,932; 6,463,052; 6,473,429; 6,563,918; 6,633,561; 6,697,340; 6,999,463; 7,286,561; 7,324,534; 7,327,728; 7,505,454; and 7,693,131. Plaintiff was seeking damages and injunctive relief. On June 28, 2018, Sprint dismissed the complaint without prejudice. We are evaluating the claim, and at this stage, we are unable to estimate our potential liability, if any. We intend to vigorously defend this matter.

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against us, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that we aided and abetted Straight Path’s Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and us related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to us in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and us to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, we filed a motion to dismiss the amended complaint. We intend to vigorously defend the action. On November 20, 2017, the Delaware Chancery Court issued an order staying the case pending the closing of the transaction between Verizon and Straight Path on the grounds that the claims are not ripe. That transaction closed on February 28, 2018 and the Court was so notified. The motion to dismiss was denied. On July 13, 2018, we filed a motion for an interlocutory appeal with the Delaware Chancery Court. The Chancery Court granted the motion and the Delaware Supreme Court accepted the appeal. On September 5, 2018, we filed the appeal with the Delaware Supreme Court. On October 5, 2019, the Plaintiffs filed its Answering Brief to the appeal. At this stage, we are unable to estimate our potential liability, if any.

On May 5, 2004, we filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). We alleged that Tyco breached a settlement agreement that it had entered into with us to resolve certain disputes and civil actions among the parties. We alleged that Tyco did not provide us, as required under the settlement agreement, free of charge and for our exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss our claim and denied our motion for re-argument of that decision. On June 23, 2015, we filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which we opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, we filed an appeal, which Tyco opposed. On November 22, 2017, oral argument was held on the appeal. On December 21, 2017, our appeal was denied. On January 22, 2018, we filed a motion for leave to appeal to the New York Court of Appeals. On February 6, 2018, Tyco opposed our motion. The First Department denied our motion for leave to appeal to the New York Court of Appeals. On May 3, 2018, we filed a motion for leave directly to the Court of Appeals. On June 28, 2018, the motion was denied.

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

The table below sets forth the high and low sales prices for our Class B common stock as reported by the New York Stock Exchange for the fiscal periods indicated. On March 26, 2018, we completed the Rafael Spin-Off, in which each of our stockholders received one share of Rafael Class A common stock for every two shares of our Class A common stock and one share of Rafael Class B common stock for every two shares of our Class B common stock held of record as of the close of business on March 13, 2018.

	High	Low
Fiscal year ended July 31, 2017
First Quarter	$18.70	$13.70
Second Quarter	$23.13	$15.76
Third Quarter	$20.43	$12.03
Fourth Quarter	$17.71	$13.38

Fiscal year ended July 31, 2018
First Quarter	$15.84	$12.53
Second Quarter	$16.48	$10.11
Third Quarter	$12.58	$5.23
Fourth Quarter	$7.07	$4.82

On October 9, 2018, there were 318 holders of record of our Class B common stock and 1 holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard Jonas. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 10, 2018, the last sales price reported on the New York Stock Exchange for the Class B common stock was $7.41 per share.

Additional information regarding dividends required by this item is incorporated by reference from the Management’s Discussion and Analysis section found in Item 7 and from Note 16 to the Consolidated Financial Statements.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Performance Graph of Stock

The line graph below compares the cumulative total stockholder return on our Class B common stock with the cumulative total return of the New York Stock Exchange Composite Index and the Standard & Poor’s Telecommunication Services Index for the five years ended July 31, 2018. The graph and table assume that $100 was invested on July 31, 2013 (the last day of trading for the fiscal year ended July 31, 2013) in shares of our Class B common stock, and that all dividends were reinvested. Cumulative total return for our Class B common stock includes the value of spin-offs consummated by IDT (i.e., pro rata distributions of the common stock of a subsidiary to our stockholders). Cumulative total stockholder returns for our Class B common stock, the NYSE Composite Index and the S&P Telecommunication Services Index are based on our fiscal year.

	7/13	7/14	7/15	7/16	7/17	7/18
IDT Corporation	100.00	92.30	112.36	127.32	129.72	66.32
NYSE Composite	100.00	114.33	118.77	120.85	137.54	152.67
S&P Telecommunication Services	100.00	108.78	106.89	135.13	125.63	122.54

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2018.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2018	—	—	—	8,000,000
June 1 – 30, 2018	—	—	—	8,000,000
July 1 – 31, 2018 (2)	419,395	5.785	367,484	7,632,516
Total	419,395	5.785	367,484	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock and cancelled the previous stock repurchase program originally approved by the Board of Directors on June 13, 2006, which had 4,636,741 shares remaining available for repurchase.

(2)	Total number of shares purchased includes 51,911 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Item 6. Selected Financial Data.

The selected consolidated financial data presented below at July 31, 2018 and 2017, and for each of the fiscal years then ended have been derived from our Consolidated Financial Statements, which have been audited by BDO USA, LLP, independent registered public accounting firm. The selected consolidated financial data presented below at July 31, 2016, 2015, and 2014, and for each of the fiscal years in the three-year period ended July 31, 2016, has been derived from our Consolidated Financial Statements, which have been audited by Grant Thornton LLP, independent registered public accounting firm. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and other financial information appearing elsewhere in this Annual Report.

Year Ended July 31, (in millions, except per share data)	2018	2017	2016	2015	2014
STATEMENT OF OPERATIONS DATA:
Revenues	$1,547.5	$1,501.7	$1,496.3	$1,596.8	$1,651.5
Net income (a)	5.2	9.6	25.4	86.1	21.0
Income per common share—basic	0.17	0.35	1.03	3.69	0.85
Income per common share—diluted	0.17	0.35	1.03	3.63	0.82
Cash dividends declared per common share (b)	0.56	0.76	0.75	2.03	0.51

At July 31, (in millions)	2018	2017	2016	2015	2014
BALANCE SHEET DATA:
Total assets	$399.6	$519.0	$469.7	$485.7	$480.9
Note payable—long term portion	—	—	—	—	6.4

(a)	Included in net income in fiscal 2018 was a benefit from income taxes of $3.3 million related to The Tax Cuts and Jobs Act enacted in December 2017. Included in net income in fiscal 2017 was expense of $10.4 million related to a legal settlement and mutual release, including legal fees, and a net benefit from income taxes of $5.5 million from the full recognition of certain deferred tax assets. Included in net income in fiscal 2016 was gain on sale of member interest in Visa Europe Ltd. of $7.5 million and gain on sale of interest in Fabrix Systems Ltd. of $1.1 million. Included in net income in fiscal 2015 was gain on sale of interest in Fabrix Systems Ltd. of $76.9 million.

(b)	Cash dividends declared per common share in fiscal 2015 included special dividends of $0.68 per share and $0.64 per share paid in November 2014 and January 2015, respectively.

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

OVERVIEW

We are a multinational company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom & Payment Services and net2phone-UCaaS. Telecom & Payment Services and net2phone-UCaaS comprise the IDT Telecom division.

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

On March 26, 2018, we completed the Rafael Spin-Off, which was a pro rata distribution of the common stock of our subsidiary, Rafael, to our stockholders of record as of the close of business on March 13, 2018. The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. At the time of the Rafael Spin-Off, Rafael owned the commercial real estate assets and interests in two clinical stage pharmaceutical companies that we previously held. The commercial real estate holdings consisted of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings included debt interests and warrants in Rafael Pharma, which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix, a pharmaceutical development company based in Israel. In addition, prior to the Rafael Spin-Off, we transferred assets to Rafael such that, at the time of the Rafael Spin-Off, Rafael had $42.3 million in cash, cash equivalents, and marketable securities, plus approximately $6 million in hedge fund and other investments.

We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, NJ. We also lease office space in Israel from Rafael. The leases expire in April 2025. In fiscal 2018, we incurred rent expense subsequent to the Rafael Spin-Off of $0.6 million in connection with the Rafael leases.

Operating segments that are not reportable individually are included in All Other. Prior to the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free ringtones, wallpapers, home screen app icons and notification sounds. Beginning in fiscal 2018, All Other includes only Zedge and our real estate holdings and other investments that were included in the Rafael Spin-Off. A small business that was previously included in All Other has been reclassified to Telecom & Payment Services, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in Telecom & Payment Services or Corporate in all periods presented.

IDT Telecom

Our Telecom & Payment Services segment, which represented 97.7%, 97.9% and 97.5% of our total revenues in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, markets and distributes multiple communications and payment services across three broad business verticals:

▪	Retail Communications provides international long-distance calling products primarily to foreign-born communities, with its core markets in the United States;
▪	Wholesale Carrier Services is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and
▪	Payment Services provides payment offerings, including international and domestic airtime top-up, domestic bill payment and international money transfer services, and our merchant service offerings through POS terminals.

Our net2phone-UCaaS segment is comprised of (1) cloud-based PBX services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. Our net2phone-UCaaS segment represented 2.3%, 2.0% and 1.8% of our total revenues in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Retail Communications’ services and international and domestic airtime top-up are sold to distributors at a discount to their face value. Revenue from Retail Communications’ services is deferred and recognized as revenues when telecommunications services are provided, and/or administrative fees are imposed.

International prepaid calling revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

Direct costs related to our IDT Telecom businesses consist primarily of three major categories: termination and origination costs, toll-free costs and network costs.

Termination and origination costs represent costs associated with the transmission and termination of international and domestic long distance services. We terminate our traffic via the arbitrage market or through direct interconnections with other carriers. This cost is primarily variable, with a price paid on a per-minute basis. Origination costs relating to Retail Communications’ services include fixed charges for local access telephone numbers and may include per-minute usage charges. Origination costs also include leased lines from the RBOCs, which are billed to us as a monthly fee.

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

Direct costs related to our IDT Telecom businesses include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Subsequent adjustments to these estimates may occur after the invoices are received for the actual costs incurred, but these adjustments generally are not material to our results of operations.

Direct cost of revenues for IDT Telecom also includes the cost of airtime top-up minutes.

Selling expenses in IDT Telecom consist primarily of sales commissions paid to internal salespersons and independent agents, and advertising costs, which are the primary costs associated with the acquisition of customers. General and administrative expenses include employee compensation, benefits, professional fees, rent and other administrative costs. Retail Communications and Payment Services generally have higher selling, general and administrative expenses than the Wholesale Carrier Services business.

Concentration of Customers

Our most significant customers typically include telecom carriers to whom IDT Telecom provides wholesale telecommunications services and distributors of IDT Telecom’s international prepaid calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 12.5%, 12.4% and 11.2% of total consolidated revenues in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Our customers with the five largest receivables balances collectively accounted for 18.7% and 35.4% of the consolidated gross trade accounts receivable at July 31, 2018 and 2017, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant retail, wholesale and cable telephony customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers. We attempt to mitigate our credit risk related to specific wholesale carrier services customers by also buying services from the customer, in order to create an opportunity to offset our payables and receivables with the customer. In this way, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is practical to do so, we will increase our purchases from wholesale carrier services customers with receivable balances that exceed our applicable payables in order to maximize the offset and reduce our credit risk.

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets, income taxes and regulatory agency fees, and IDT Telecom direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $3.2 million and $2.7 million at July 31, 2018 and 2017, respectively. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 4.4% at July 31, 2018 from 3.9% at July 31, 2017 mostly due to the increase in the allowance for doubtful accounts balance.

We estimate the balance of our allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. Our estimates include separately providing for customer receivables based on specific circumstances and credit conditions, and when it is deemed probable that the balance is uncollectible. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly; however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill balance of $11.3 million at July 31, 2018 and 2017 was attributable to our Retail Communications reporting unit in our Telecom & Payment Services segment. Goodwill is not amortized. Instead, goodwill is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach.

We perform our annual, or interim, goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax deductible goodwill on the carrying amount of our reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting unit is estimated using discounted cash flow methodologies, as well as considering third party market value indicators.

The annual impairment tests for Retail Communications in fiscal 2018 and fiscal 2017 resulted in no goodwill impairment, since its estimated fair value substantially exceeded its carrying value at those times. In addition, we do not believe Retail Communications is currently at risk of goodwill impairment. In fiscal 2017, we adopted the Accounting Standards Update, or ASU, that simplified the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. For Retail Communications’ annual impairment test in fiscal 2016, since its estimated fair value substantially exceeded its carrying value in Step 1, it was not necessary to perform Step 2. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting unit prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

Valuation of Long-Lived Assets

We test the recoverability of our long-lived assets whenever events or changes in circumstances indicate that the carrying value of any such asset may not be recoverable. Such events or changes in circumstances include:

▪	significant actual underperformance relative to expected performance or projected future operating results;
▪	significant changes in the manner or use of the asset or the strategy of our overall business;
▪	significant adverse changes in the business climate in which we operate; and
▪	loss of a significant contract.

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

The valuation allowance on our deferred income tax assets was $76.0 million and $129.9 million at July 31, 2018 and 2017, respectively. In fiscal 2017, we determined that our valuation allowance on the losses of Elmion Netherlands B.V., a Netherlands subsidiary, was no longer required due to an internal reorganization that generated income and a projection of net income in future periods. We recorded a benefit from income taxes of $16.6 million in fiscal 2017 from the full recognition of the Elmion Netherlands B.V. deferred tax assets. In addition, in fiscal 2017, we determined that we would not be able to utilize our deferred tax assets in the United States and recorded a valuation allowance of $11.1 million against them.

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act”, or the Tax Act. At July 31, 2018, all of our foreign earnings remain permanently reinvested outside the United States. However, we did calculate the estimated transition tax as required by the Tax Act and made a reduction to our federal net operating losses of $12 million. We are currently working to complete various earnings and profits analyses to finalize our estimate. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets and consisted of approximately $395 million and $375 million at July 31, 2018 and 2017, respectively.

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At July 31, 2018 and 2017, our accrued expenses included $43.9 million and $43.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us, we may be subject to interest and penalties.

IDT Telecom Direct Cost of Revenues—Disputed Amounts

IDT Telecom’s direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2018 and 2017, there was $22.6 million and $26.1 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $9.3 million and $9.3 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

RECENTLY ADOPTED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as ASC 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. We adopted ASC 606 as of August 1, 2018 using the modified retrospective method, which will be reflected in our financial statements beginning in the first quarter of fiscal 2019. We identified our main revenue streams, which include Boss Revolution international calling revenue, wholesale carrier services revenue, and domestic and international airtime top-up revenue. We substantially completed the review and analysis of contracts and other relevant documents related to our Boss Revolution calling service retailer and direct to consumer revenue streams, wholesale carrier services revenue, domestic and international airtime top-up revenue, and other significant revenue streams to determine how to apply ASC 606 to these revenue streams.

At August 1, 2018, the cumulative effect of initially applying ASC 606 is expected to be a $8.6 million reduction to “Deferred revenue”, with an offsetting reduction to “Accumulated deficit”. This adjustment is primarily due to a change in accounting for breakage primarily from our Boss Revolution international calling service, traditional calling cards, and international and domestic top-up. A customer’s nonrefundable prepayment gives the customer a right to receive a good or service in the future (and obliges us to stand ready to transfer a good or service). However, customers may not exercise all of their contractual rights. Those unexercised rights are referred to as breakage. Prior to the adoption of ASC 606, we recorded breakage revenue when the likelihood of the customer exercising its remaining rights became remote. We generally deemed the likelihood remote after 12 or 24 months of no activity. Per ASC 606, if an entity expects to be entitled to a breakage amount, the entity should recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the breakage is subsequently resolved. We determined that $8.6 million included in our opening balance of “Deferred revenue” would have been recognized as breakage revenue under ASC 606 in prior periods, and accordingly, recorded the cumulative effect adjustment as of August 1, 2018.

We are currently reviewing future required disclosures and updating our accounting policy, which is expected to be completed for our financial statements beginning in the first quarter of fiscal 2019.

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. We adopted the amendments in this ASU on August 1, 2018. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. At August 1, 2018, the cumulative effect of adopting this ASU is expected to be a $1.2 million increase in “Investments”, a $0.1 million decrease in “Accumulated other comprehensive loss” and a $1.1 million reduction to “Accumulated deficit”, primarily from the measurement at fair value of our shares of Visa Inc. Series C preferred stock and the derecognition of unrealized holding losses on equity securities classified as available-for-sale.

In November 2016, the FASB issued an ASU that includes specific guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. We adopted the amendments in this ASU on August 1, 2018 using the retrospective transition method. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. Beginning in the first quarter of fiscal 2019, the adoption will impact the beginning of the period and end of the period cash and cash equivalents balance in the statement of cash flows, as well as the net cash provided by or used in operating activities. At July 31, 2018, the aggregate cash, cash equivalents and restricted cash and cash equivalents was $203.2 million, which included $134.8 million included in current “Assets held for sale” and $0.3 million included in “Other current assets” in the accompanying consolidated balance sheet.

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. We adopted the amendments in this ASU prospectively on August 1, 2018. There was no impact on our consolidated financial statements upon adoption.

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. We adopted the amendments in this ASU prospectively to awards modified on or after on August 1, 2018. There was no impact on our consolidated financial statements upon adoption.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases. The new standard establishes a right-of-use, or ROU, model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for us on August 1, 2019. We are evaluating the impact that this ASU will have on our consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for fair value measurements. The amendments in this ASU are effective for us on August 1, 2020. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. We expect to adopt this ASU for our financial statements beginning in the first quarter of fiscal 2019. The adoption of this ASU will only impact the fair value measurement disclosures in our consolidated financial statements.

RESULTS OF OPERATIONS

Year Ended July 31, 2018 compared to Years Ended July 31, 2017 and 2016

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31,	2018	2017	2016
REVENUES:
IDT Telecom	99.9%	99.8%	99.2%
All Other	0.1	0.2	0.8
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	84.4	85.0	83.3
Selling, general and administrative	13.1	12.5	13.7
Depreciation and amortization	1.5	1.4	1.4
Severance	0.3	—	0.4
TOTAL COSTS AND EXPENSES	99.3	98.9	98.8
Other operating (losses) gains, net	(0.2)	(0.7)	0.1
Gain on sale of member interest in Visa Europe, Ltd	—	—	0.5
INCOME FROM OPERATIONS	0.5	0.4	1.8
Interest income, net	0.1	0.1	0.1
Other (expense) income, net	(0.1)	—	0.1
INCOME BEFORE INCOME TAXES	0.5%	0.5%	2.0%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Telecom & Payment Services Segment

Beginning in fiscal 2018, the Telecom & Payment Services segment includes Consumer Phone Services, which was previously reported as a separate segment. Consumer Phone Services provides consumer local and long distance services in certain U.S. states. Also beginning in fiscal 2018, the Telecom & Payment Services segment includes a small business that was previously included in All Other. Comparative results have been reclassified and restated as if Consumer Phone Services and the other small business were included in Telecom & Payment Services in all periods presented.

(in millions)				2018 change from 2017		2017 change from 2016
Year ended July 31,	2018	2017	2016	$	%	$	%
Revenues	$1,511.5	$1,470.0	$1,458.4	$41.5	2.8%	$11.6	0.8%
Direct cost of revenues	(1,294.8)	(1,263.8)	(1,232.2)	(31.0)	(2.5)	(31.6)	(2.6)
Selling, general and administrative	(170.1)	(164.5)	(177.4)	(5.6)	(3.4)	12.9	7.3
Depreciation and amortization	(16.3)	(16.1)	(15.8)	(0.2)	(1.1)	(0.3)	(2.2)
Severance	(4.5)	—	(6.2)	(4.5)	nm	6.2	100.0
(Adjustment to) gain on sale of member interest in Visa Europe Ltd.	—	(0.1)	7.5	0.1	100.0	(7.6)	(100.8)
Other	—	—	(0.3)	—	—	0.3	100.0
Income from operations	$25.8	$25.5	$34.0	$0.3	1.2%	$(8.5)	(25.0)%

nm—not meaningful

Revenues. Telecom & Payment Services’ revenues, minutes of use and average revenue per minute for fiscal 2018, fiscal 2017 and fiscal 2016 consisted of the following:

(in millions, except revenue per minute)				2018 change from 2017		2017 change from 2016
Year ended July 31,	2018	2017	2016	$/#	%	$/#	%
Telecom & Payment Services revenues
Retail Communications	$582.3	$615.6	$671.7	$(33.3)	(5.4)%	$(56.1)	(8.4)%
Wholesale Carrier Services	645.5	609.1	567.4	36.4	6.0	41.7	7.4
Payment Services	283.7	245.3	219.3	38.4	15.7	26.0	11.8
Total Telecom & Payment Services revenues	$1,511.5	$1,470.0	$1,458.4	$41.5	2.8%	$11.6	0.8%
Minutes of use
Retail Communications	5,534	6,686	8,071	(1,152)	(17.2)%	(1,385)	(17.2)%
Wholesale Carrier Services	20,010	19,901	19,338	109	0.6	563	2.9
Total minutes of use	25,544	26,587	27,409	(1,043)	(3.9)%	(822)	(3.0)%
Average revenue per minute
Retail Communications	$0.1052	$0.0921	$0.0832	$0.0131	14.3%	$0.0089	10.6%
Wholesale Carrier Services	0.0323	0.0306	0.0293	0.0017	5.4	0.0013	4.3

Retail Communications’ revenue decreased 5.4% and 8.4% in fiscal 2018 and fiscal 2017, respectively, compared to the prior fiscal year, and Retail Communications’ minutes of use decreased 17.2% and 17.2% in fiscal 2018 and fiscal 2017, respectively, compared to the prior fiscal year. Revenue from our Boss Revolution calling service, which is Retail Communications’ most significant offering, declined 3.6% and 5.4% in fiscal 2018 and fiscal 2017, respectively, compared to the prior fiscal year, and Boss Revolution’s minutes of use declined 14.3% and 13.1% in fiscal 2018 and fiscal 2017, respectively, compared to the prior fiscal year. Our Boss Revolution calling service continues to be negatively impacted by persistent, market-wide, trends including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, increasing penetration of free and paid over-the-top voice and messaging services, and decreased immigration into the U.S. In fiscal 2016, following regulatory changes intended to increase domestic competition in the Mexican telecommunications market, the cost of terminating international calls to Mexico declined significantly. In July 2016, we significantly reduced Boss Revolution’s U.S. to Mexico calling rate because many of our competitors, including some of the large U.S. mobile operators, began offering unlimited Mexico calling as part of their monthly pricing plans. In addition, the decrease in Retail Communications’ revenue and minutes of use in fiscal 2018 and fiscal 2017 compared to the prior fiscal year was due to continuing declines in Europe, South America and Asia, and continuing declines from traditional disposable calling cards in the U.S. Retail Communications revenue comprised 38.5%, 41.9% and 46.1% of Telecom & Payment Services’ revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

We launched Boss Revolution Mobile in the third quarter of fiscal 2018. Boss Revolution Mobile is a domestic mobile service operating on Sprint’s nationwide network offering an innovative, low-cost model for mobile service under our Boss Revolution brand.

Wholesale Carrier Services’ revenue increased 6.0% in fiscal 2018 compared to fiscal 2017, and Wholesale Carrier Services’ minutes of use increased 0.6% in fiscal 2018 compared to fiscal 2017, due to an increase in traditional carrier minutes of use and revenues. Wholesale Carrier Services’ revenues increased 7.4% in fiscal 2017 compared to fiscal 2016 due to an increase in traditional carrier revenues, primarily from growth in traffic carried to higher revenue per minute destinations in Africa and the Middle East. Wholesale Carrier Services minutes of use increased 2.9% in fiscal 2017 compared to fiscal 2016 due to increases in traditional carrier minutes of use and minutes of use from our web-based, prepaid termination services portal. Wholesale Carrier Services revenue comprised 42.7%, 41.4% and 38.9 % of Telecom & Payment Services’ revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Payment Services’ revenue increased 15.7% and 11.8% in fiscal 2018 and fiscal 2017, respectively, compared to the prior fiscal year due to increases in revenue from our international and domestic airtime top-up service, our international money transfer service (specifically transactions originating from our direct to consumer channels), and our National Retail Solutions’ merchant services and advertising business. International and domestic airtime top-up service revenue represented 90%, 91% and 93% of Payment Services’ revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The increase in revenues from airtime top-up in fiscal 2018 and fiscal 2017 compared to the prior fiscal year reflected growth from new mobile partners and diversification of airtime top-up offerings. We have money transmitter licenses in 47 of the 49 states that require such a license, as well as in Puerto Rico and Washington, D.C. Future growth in Payment Services is expected from the Boss Revolution Money app that features international money transfers, airtime top-up and electronic gift cards. National Retail Solutions is also expected to increase its revenue from sales of additional services, such as display advertising and payment processing, as its POS network continues to expand. Payment Services’ revenue comprised 18.8%, 16.7% and 15.0% of Telecom & Payment Services’ revenue in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Year ended July 31,	2018	2017	2016	2018 change from 2017	2017 change from 2016
Telecom & Payment Services
Direct cost of revenues as a percentage of revenues	85.7%	86.0%	84.5%	(0.3)%	1.5%

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services increased in fiscal 2018 and fiscal 2017 compared to the prior fiscal year due to increases in Wholesale Carrier Services’ and Payment Services’ direct cost of revenues in fiscal 2018 and fiscal 2017 compared to the prior fiscal year, partially offset by a decrease in Retail Communications’ direct cost of revenues in fiscal 2018 and fiscal 2017 compared to the prior fiscal year. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 30 basis points in fiscal 2018 compared to fiscal 2017 primarily because the increase in Payment Services’ revenues exceeded the increase in its direct cost of revenues, partially offset by an increase in Wholesale Carrier Services’ direct cost of revenues that exceeded the increase in its revenues. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services increased 150 basis points in fiscal 2017 compared to fiscal 2016 primarily because the increase in Wholesale Carrier Services’ direct cost of revenues exceeded the increase in its revenues.

In the fourth quarter of fiscal 2018, we changed our estimates for recognizing certain breakage revenue and accrued regulatory fee expense, which increased revenues and direct cost of revenues $9.5 million and $4.5 million, respectively. We recorded breakage revenue when the likelihood of the customer exercising its remaining rights became remote. In the fourth quarter of 2018, we changed when we generally deemed the likelihood remote from 24 or 36 months of no activity to 12 or 24 months of no activity. The estimated accrued regulatory fee expense changed as a result of rate increases.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment increased in fiscal 2018 compared to fiscal 2017 primarily due to increases in employee compensation and credit card charges, partially offset by a decrease in marketing expense. The increase in credit card charges relates to increases in Boss Revolution and international money transfer direct to consumer transactions. Selling, general and administrative expenses in our Telecom & Payment Services segment decreased in fiscal 2017 compared to fiscal 2016 primarily due to a decrease in employee compensation. The decreases in employee compensation in fiscal 2017 compared to fiscal 2016 was the result of headcount reductions in fiscal 2016 that were partially offset by annual payroll increases. As a percentage of Telecom & Payment Services’ revenues, Telecom & Payment Services’ selling, general and administrative expenses were 11.3%, 11.2% and 12.2% in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2018 and fiscal 2017 compared to the prior fiscal year was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Severance Expense. In fiscal 2018, Telecom & Payment Services commenced an adjustment to its workforce and incurred severance expense of $4.5 million. In fiscal 2016, we completed separate reductions of our workforce, and Telecom & Payment Services incurred severance expense of $6.2 million.

(Adjustment to) Gain on Sale of Member Interest in Visa Europe Ltd. In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Limited, our Gibraltar-based bank, was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). At July 31, 2018 and 2017, the carrying value of the shares of Visa Inc. Series C preferred stock was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to affect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. In fiscal 2016, we recorded a gain of $7.5 million in our Telecom & Payment Services segment from the sale of our member interest in Visa Europe, which was included in the segment’s income from operations. In fiscal 2017, we recorded an adjustment to the gain of $0.1 million, which reduced the segment’s income from operations.

Other Operating Loss. The Telecom & Payment Services segment’s income from operations in fiscal 2016 included a loss on disposal of property, plant and equipment of $0.3 million due to the write-off of capitalized costs of certain projects that were terminated prior to completion.

net2phone—UCaaS Segment

(in millions)				2018 change from 2017		2017 change from 2016
Year ended July 31,	2018	2017	2016	$	%	$	%
Revenues	$34.9	$29.5	$26.4	$5.4	18.4%	$3.1	11.8%
Direct cost of revenues	11.3	12.0	13.4	(0.7)	(5.6)	(1.4)	(10.7)
Selling, general and administrative	20.9	15.5	11.8	5.4	34.7	3.7	31.2
Depreciation	5.3	3.9	2.8	1.4	36.0	1.1	40.4
Other	0.1	—	—	0.1	100.0	—	—
Loss from operations	$(2.7)	$(1.9)	$(1.6)	$(0.8)	(43.6)%	$(0.3)	(16.6)%

Revenues. net2phone-UCaaS’ revenues increased in fiscal 2018 compared to fiscal 2017 primarily due to continued growth from its cloud-based communications offering – both in the U.S. and in South America. In light of the strong growth in the cloud-based communications offering in Argentina and Brazil that were launched in fiscal 2017, net2phone-UCaaS introduced its cloud-based communications offering in Colombia in May 2018 and in Mexico in August 2018. net2phone-UCaaS’ revenue increased in fiscal 2017 compared to fiscal 2016 due to increases in its cloud-based communications offering, SIP trunking, and cable telephony revenues. net2phone-UCaaS’ cloud-based communications offering was launched in Brazil and Argentina in January 2017 and May 2017, respectively.

In October 2018, net2phone launched a new business communication platform built on an internally developed, proprietary stack that integrates voice, text, messaging and web chat services across devices.

Year ended July 31,	2018	2017	2016	2018 change from 2017	2017 change from 2016
net2phone-UCaaS
Direct cost of revenues as a percentage of revenues	32.4%	40.6%	50.8%	(8.2)%	(10.2)%

Direct Cost of Revenues. Direct cost of revenues in net2phone-UCaaS decreased in fiscal 2018 and fiscal 2017 compared to the prior fiscal year primarily because of decreases in the direct cost of revenues in cable telephony service and SIP trunking, partially offset by an increase in the direct cost of revenues of cloud-based communications. Direct cost of revenues as a percentage of revenues in net2phone-UCaaS decreased 820 and 1,020 basis points in fiscal 2018 and fiscal 2017 compared to the prior fiscal year primarily because of decreases in direct cost of revenues as a percentage of revenues in cloud-based communications, cable telephony service, and SIP trunking.

Selling, General and Administrative. Selling, general and administrative expense in our net2phone-UCaaS segment increased in fiscal 2018 and fiscal 2017 compared to the prior fiscal year due to an increase in employee compensation, resulting from an increase in the number of sales and information technology employees, as well as an increase in sales commissions. We increased employees and compensation in our net2phone-UCaaS segment as we invested in the growth of net2phone-UCaaS’ lines of business. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses were 59.8%, 52.6% and 44.8% in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Depreciation. The increase in depreciation expense in fiscal 2018 and fiscal 2017 compared to the prior fiscal year was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Beginning in fiscal 2018, All Other includes only Zedge and our real estate holdings and other investments that were included in the Rafael Spin-Off. A small business that was previously included in All Other has been reclassified to Telecom & Payment Services, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in Telecom & Payment Services or Corporate in all periods presented. On March 26, 2018, we completed the Rafael Spin-Off, and on June 1, 2016, we completed the Zedge Spin-Off. The dispositions of Rafael and Zedge did not meet the criteria to be reported as discontinued operations and accordingly, their assets, liabilities, results of operations and cash flows have not been reclassified.

(in millions)				2018 change from 2017		2017 change from 2016
Year ended July 31,	2018	2017	2016	$	%	$	%
Revenues	$1.2	$2.3	$11.5	$(1.1)	(49.1)%	$(9.2)	(80.0)%
Direct cost of revenues	—	—	(1.0)	—	—	1.0	100.0
Selling, general and administrative	(2.6)	(0.5)	(5.6)	(2.1)	(446.5)	5.1	91.6
Depreciation	(1.2)	(1.7)	(2.0)	0.5	27.9	0.3	14.8
Other	—	—	1.1	—	—	(1.1)	(100.0)
(Loss) income from operations	$(2.6)	$0.1	$4.0	$(2.7)	nm	$(3.9)	(96.5)%

Following is the results of operations of Zedge, which were included in All Other until the Zedge Spin-Off on June 1, 2016:

Zedge

(in millions)
Year ended July 31,	2018	2017	2016
Revenues	$—	$—	$9.5
Direct cost of revenues	—	—	1.0
Selling, general and administrative	—	—	5.9
Depreciation	—	—	0.3
Income from operations	$—	$—	$2.3

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

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2018 compared to fiscal 2017 primarily due to an increase in expenses related to Rafael, including Lipomedix, and Rafael’s commercial real estate. Rafael began consolidating Lipomedix in November 2017 after Rafael purchased additional shares and increased its ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. Selling, general and administrative expense of Lipomedix in fiscal 2018 was $0.6 million.

Other Operating Income. On October 8, 2014, we completed the sale of our interest in Fabrix Systems Ltd., or Fabrix, to Telefonaktiebolget LM Ericsson (publ). In fiscal 2016, we recorded gain on the sale of our interest in Fabrix of $1.1 million, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs.

Corporate

Beginning in fiscal 2018, Corporate includes certain cost centers that were previously included in All Other. Comparative results have been reclassified and restated as if these costs were included in Corporate in all periods presented.

(in millions)				2018 change from 2017		2017 change from 2016
Year ended July 31,	2018	2017	2016	$	%	$	%
General and administrative expenses	$9.8	$7.8	$9.9	$2.0	25.2%	$(2.1)	(21.2)%
Severance expense	0.1	—	0.3	0.1	nm	(0.3)	(100.0)
Other operating loss	2.3	10.4	—	(8.1)	(78.1)	10.4	nm
Loss from operations	$12.2	$18.2	$10.2	$(6.0)	(33.3)%	$8.0	78.0%

nm—not meaningful

Corporate costs include compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, charitable contributions, travel and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. The increase in Corporate general and administrative expense in fiscal 2018 compared to fiscal 2017 was primarily due to increases in legal fees and employee compensation. The decrease in Corporate general and administrative expenses in fiscal 2017 compared to fiscal 2016 was primarily due to decreases in payroll and related expense and legal fees, partially offset by an increase in stock-based compensation expense. As a percentage of our total consolidated revenues, Corporate general and administrative expenses was 0.6%, 0.5% and 0.7% in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Severance expense. In fiscal 2018, we commenced an adjustment to our workforce, for which Corporate incurred severance expense of $0.1 million. In July 2016, we completed separate reductions of our workforce, for which Corporate incurred severance expense of $0.3 million.

Other Operating Loss. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In fiscal 2018, we incurred legal fees of $1.7 million related to the Straight Path stockholders’ putative class action and derivative complaint. In addition, in fiscal 2018, we incurred fees of $0.6 million related to other legal matters. In April 2017, we recorded a liability of $10.0 million for the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. In addition, in fiscal 2017, we incurred legal fees of $0.9 million related to the FCC investigation of potential license violations by Straight Path Spectrum LLC (formerly a subsidiary of ours) and the settlement and mutual release, and we received insurance proceeds related to the FCC investigation of $0.5 million.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $3.6 million, $3.7 million and $2.7 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. At July 31, 2018, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $2.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

(in millions)				2018 change from 2017		2017 change from 2016
Year ended July 31,	2018	2017	2016	$	%	$	%
Income from operations	$8.4	$5.5	$26.2	$2.9	51.0%	$(20.7)	(78.8)%
Interest income, net	1.1	1.3	1.2	(0.2)	(14.6)	0.1	3.1
Other (expense) income, net	(1.4)	0.8	2.0	(2.2)	(265.0)	(1.2)	(60.1)
(Provision for) benefit from income taxes	(2.9)	2.0	(4.1)	(4.9)	(243.6)	6.1	149.2
Net income	5.2	9.6	25.3	(4.4)	(46.1)	(15.7)	(62.0)
Net income attributable to noncontrolling interests	(1.0)	(1.4)	(1.8)	0.4	32.3	0.4	20.6
Net income attributable to IDT Corporation	$4.2	$8.2	$23.5	$(4.0)	(48.5)%	$(15.3)	(65.2)%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

(in millions) Year ended July 31,	2018	2017	2016
Foreign currency transaction (losses) gains	$(2.1)	$0.3	$1.0
Gain on marketable securities	—	0.3	0.5
Gain (loss) on investments	—	0.4	(0.4)
Other	0.8	(0.2)	0.9
TOTAL	$(1.4)	$0.8	$2.0

Income Taxes. The Tax Act enacted on December 22, 2017 provides for comprehensive tax legislation that reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax, or transition tax, on earnings of certain foreign subsidiaries that were previously tax deferred, and makes other changes to the U.S. income tax code. Due to our July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for our fiscal 2018, and 21.0% for our fiscal years thereafter.

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

As of July 31, 2018, we had not completed our accounting for the income tax effects of the Tax Act; however, we had made a reasonable estimate of the effect on our existing AMT credit carry-over and transition tax. Because the AMT credit will be refundable if not utilized in the next four years, we reversed the valuation allowance that offset the AMT credit. As a result, in fiscal 2018, we recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. In fiscal 2018, we have estimated we will utilize $12 million of federal net operating loss carryforwards to offset the transition tax that we expect we will incur. We are currently working to complete various earnings and profits analyses to finalize our estimate. At July 31, 2018, the undistributed earnings of our foreign subsidiaries continued to be permanently reinvested. The cumulative undistributed foreign earnings are included in accumulated deficit in our consolidated balance sheets and consisted of approximately $395 million at July 31, 2018.

We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which were not effective until August 1, 2018. We did not record any impact associated with either GILTI or BEAT in fiscal 2018. We are reviewing the proposed guidance that was issued by the Internal Revenue Service in September 2018.

We anticipate that our assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, we anticipate that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to our provisional estimates when the accounting for the income tax effects of the Tax Act is completed. We will continue to evaluate the impact of the Tax Act on our financial statements and will record the effect of any reasonable changes in our estimates and adjustments.

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

In fiscal 2016, the gains on the sale of our member interest in Visa Europe Ltd. of $7.5 million and on the sale of our interest in Fabrix of $1.1 million were recorded by certain of our wholly-owned non-U.S. subsidiaries. The gains are not taxable in the subsidiary’s tax domicile and are not subject to U.S. tax until repatriated.

The change in income tax expense in fiscal 2018 and fiscal 2017 compared to the prior fiscal year, excluding the benefit from income taxes in fiscal 2018 and fiscal 2017, and the non-taxable gains in fiscal 2016 described above, was generally due to the differences in rates in the jurisdictions where the results were recorded.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in fiscal 2018 compared to fiscal 2017 was primarily due to a decrease in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries due to a decrease in the net income of these subsidiaries, partially offset by the net loss attributable to the noncontrolling interests in Lipomedix in fiscal 2018. We began consolidating Lipomedix in November 2017. The change in the net income attributable to noncontrolling interests in fiscal 2017 compared to fiscal 2016 was primarily due to the noncontrolling interests in the net income of Zedge, which was included in our results of operations until the Zedge Spin-Off on June 1, 2016. In addition, the change in fiscal 2017 compared to fiscal 2016 was due to a decrease in the net income attributable to noncontrolling interests in certain IDT Telecom subsidiaries due to a decrease in the net income of these subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2019 and the balance of cash, cash equivalents and marketable securities that we held on July 31, 2018 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2019.

At July 31, 2018, we had cash, cash equivalents and marketable securities of $74.1 million and a working capital deficit (current liabilities in excess of current assets) of $38.1 million. At July 31, 2018, we also had $4.8 million in investments in hedge funds, which were included in “Investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At July 31, 2018, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $10.7 million held by IDT Payment Services that was unavailable for other purposes.

At July 31, 2018, our cumulative undistributed foreign earnings included in accumulated deficit in our consolidated balance sheets consisted of approximately $395 million. If these foreign earnings were to be distributed to our domestic entities, we may be subject to U.S. income taxes and withholding of foreign taxes.

(in millions) Year ended July 31,	2018	2017	2016
Cash flows provided by (used in)
Operating activities	$6.9	$19.0	$49.1
Investing activities	(1.6)	(39.6)	(16.5)
Financing activities	(26.6)	6.8	(27.6)
Effect of exchange rate changes on cash and cash equivalents	(0.8)	0.3	(5.8)
Decrease in cash and cash equivalents	$(22.1)	$(13.5)	$(0.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $72.6 million at July 31, 2018 from $67.6 million at July 31, 2017 primarily due to amounts billed in fiscal 2018 in excess of collections during the period. Gross trade accounts receivable increased to $67.6 million at July 31, 2017 from $51.2 million at July 31, 2016 primarily due to amounts billed in fiscal 2017 in excess of collections during the period. In particular, revenues from certain large wholesale customers increased for which portions of the receivable balances were collected subsequent to July 31, 2017.

Deferred revenue arises from IDT Telecom’s sales of prepaid products. Deferred revenue varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $55.0 million at July 31, 2018 and $76.5 million at July 31, 2017 from $85.7 million at July 31, 2016 primarily due to decreases in the Boss Revolution related balance.

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

The Separation and Distribution Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, we, Straight Path, Straight Path IP Group, Inc., or SPIP, and PR-SP IP Holdings LLC, or PR-SP, an entity owned by Howard S. Jonas, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. In exchange for the mutual release, in October 2017, we paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to us its majority ownership interest in Straight Path IP Group Holding, Inc., or New SPIP, which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and we undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest. In fiscal 2018 in the accompanying consolidated statement of cash flows, $10 million of the aggregate payment to Straight Path was included in operating activities and $6 million of the aggregate payment was included in investing activities.

In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in fiscal 2018, we deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which was included in operating activities in the accompanying consolidated statement of cash flows. The $9.2 million escrow account balance is included in “Other current assets” in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Investing Activities

Our capital expenditures were $20.6 million in fiscal 2018 compared to $22.9 million in fiscal 2017 and $18.4 million in fiscal 2016. We currently anticipate that total capital expenditures in fiscal 2019 will be $20 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in fiscal 2018.

On December 23, 2016, we acquired all of the outstanding shares of Live Ninja, a business communications company that provides chat and messaging capabilities for small and medium-sized businesses with the ability to transfer a conversation from one channel of communications (for example, the web) to another (such as a mobile phone). The cash paid for the acquisition, net of cash acquired was $1.8 million. We have since paid a further $1.3 million in respect of certain milestones. We may be required to pay up to an additional $1.8 million by December 31, 2019 for certain contingent payment obligations.

In connection with the October 2014 sale of our interest in Fabrix to Ericsson, in fiscal 2016, we received additional cash of $9.6 million and recorded gain on the sale of our interest in Fabrix of $1.1 million, which represented adjustments to our share of Fabrix’ working capital and estimated transaction costs.

In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Ltd. was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). At July 31, 2018 and 2017, the carrying value of the shares of Visa Inc. Series C preferred stock was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to affect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. In fiscal 2016, we recorded a gain of $7.5 million from the sale of our member interest in Visa Europe.

In fiscal 2018, fiscal 2017 and fiscal 2016, we used cash of nil, $9.4 million and $2.0 million, respectively, for additional investments. In September 2016, Rafael Pharma issued to our former 50%-owned subsidiary, CS Pharma Holdings, LLC, or CS Pharma, its convertible Series D Note with a principal amount of $10 million, representing the $8 million investment funded on such date plus the conversion of $2 million principal amount convertible promissory notes issued in connection with a prior funding. In addition, in fiscal 2017, we used cash of $1.4 million for additional investments in our former subsidiary, Lipomedix. In fiscal 2016, we used cash of $1.9 million for investment in Rafael Pharma and $0.1 million for investment in Lipomedix.

In fiscal 2018, fiscal 2017 and fiscal 2016, we used cash of $22.5 million, $53.4 million and $46.9 million, respectively, to purchase marketable securities.

Proceeds from maturities and sales of marketable securities were $41.5 million, $48.0 million and $35.0 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Financing Activities

In fiscal 2018, we paid aggregate cash dividends of $0.56 per share on our Class A common stock and Class B common stock, or $13.9 million in total. In fiscal 2017, we paid aggregate cash dividends of $0.76 per share on our Class A common stock and Class B common stock, or $17.9 million in total. In fiscal 2016, we paid aggregate cash dividends of $0.75 per share on our Class A common stock and Class B common stock, or $17.4 million in total. Our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as invest in our early stage business initiatives.

We distributed cash of $1.0 million, $1.5 million and $1.8 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, to the noncontrolling interests in certain of our subsidiaries.

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

In connection with our investment in Rafael Pharma, our former subsidiary, CS Pharma Holdings, LLC, or CS Pharma, issued member interests to third parties in exchange for cash investments. In fiscal 2017 and fiscal 2016, we received cash of $1.2 million and $8.8 million, respectively, from third parties for member interests in CS Pharma. At July 31, 2016, the $8.8 million received was included in “Other current liabilities” in our consolidated balance sheet pending the issuance of the member interests.

On March 26, 2018, we completed the Rafael Spin-Off. The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. At the time of the Rafael Spin-Off, Rafael owned the commercial real estate assets and interests in two clinical stage pharmaceutical companies that were held by us. The commercial real estate holdings consisted of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings included debt interests and warrants in Rafael Pharma and a majority equity interest in Lipomedix. In addition, prior to the Rafael Spin-Off, we transferred to Rafael cash, cash equivalents, marketable securities, and hedge fund and other investments. As a result of the Rafael Spin-Off, we deconsolidated cash and cash equivalents of $9.3 million, and net assets excluding cash and cash equivalents of $105.6 million.

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

We received proceeds from the exercise of our stock options of $0.8 million in fiscal 2017, for which we issued 73,471 shares of our Class B common stock. There were no stock option exercises in fiscal 2018 or fiscal 2016.

Our subsidiary, IDT Telecom, Inc., entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was terminated on July 20, 2018. The principal outstanding incurred interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. In fiscal 2018, we borrowed and repaid an aggregate of $22.3 million under the facility. There were no amounts borrowed under the facility in fiscal 2017 or fiscal 2016. IDT Telecom paid a quarterly unused commitment fee of 0.325% per annum on the average daily balance of the unused portion of the $25.0 million commitment.

We paid the outstanding principal of $6.4 million on the mortgage on Rafael’s building in Piscataway, New Jersey on the maturity date of September 1, 2015.

In fiscal 2018, fiscal 2017 and fiscal 2016, we paid $0.4 million, $1.8 million and $0.1 million, respectively to repurchase 57,081; 94,338; and 11,250 shares of Class B common stock, respectively, that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

We have a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. In fiscal 2018, we repurchased 367,484 shares of our Class B common stock for an aggregate purchase price of $1.9 million. There were no repurchases under the program in fiscal 2017. In fiscal 2016, we repurchased 398,376 shares of our Class B common stock for an aggregate purchase price of $4.6 million. At July 31, 2018, 7.6 million shares remained available for repurchase under the stock repurchase program. From August 1, 2018 through October 9, 2018, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million.

Other Sources and Uses of Resources

IDT Financial Services Holding Limited Held for Sale

On June 22, 2017, IDT Telecom, Inc. entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, or IDTFS Holding, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDTFS Holding is the sole shareholder of IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDTFS Holding of £2.9 million ($3.8 million at July 31, 2018) plus an amount equal to the value of IDTFS Holding’s net assets, to be paid at closing, subject to adjustments relating to customer assets of IDTFS. The net asset value of IDTFS was $13.7 million at July 31, 2018. The sale is subject to regulatory approval and other conditions. The term for consummating the transaction under the Share Purchase Agreement has passed, and as certain remaining closing conditions are outside of our control, there can be no assurance that the sale will be completed.

Other Uses of Resources

On September 14, 2018, we purchased Versature Corp., a software as a service, or SaaS, business communications solutions and hosted VoIP provider serving the Canadian market, for cash of $6.9 million.

We intend to, where appropriate, make other strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses and/or to add qualitatively to the range and diversification of businesses in our portfolio. At this time, we cannot guarantee that we will be presented with other acquisition opportunities that meet our return on investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following tables quantify our future contractual obligations and commercial commitments at July 31, 2018:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Operating leases	$16.1	$3.8	$4.8	$4.4	$3.1
Purchase commitments (1)	56.9	56.9	—	—	—
TOTAL CONTRACTUAL OBLIGATIONS (2)	$73.0	$60.7	$4.8	$4.4	$3.1

(1)	Purchase commitments include the aggregate commitment under the Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(2)	The above table does not include an aggregate of $15.8 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with our spin-off of Straight Path, in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Notes 10 and 19 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report).

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

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2018, we had aggregate performance bonds of $15.8 million outstanding.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

FOREIGN CURRENCY RISK

Revenues from our international operations were 32%, 31% and 29% of our consolidated revenues in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

INVESTMENT RISK

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of July 31, 2018, the carrying value of our marketable securities and investments in hedge funds were $6.0 million and $4.8 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2018.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2018. In making this assessment, the Company’s management used the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, for the period covered by this report. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2018 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

BDO USA, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bill Pereira—President and Chief Operating Officer

Mitch Silberman—Chief Accounting Officer and Controller

Joyce J. Mason—Executive Vice President, General Counsel and Corporate Secretary

Menachem Ash—Executive Vice President of Strategy and Legal Affairs

David Wartell —Chief Technology Officer

Directors

Howard S. Jonas—Chairman of the Board

Bill Pereira— President and Chief Operating Officer

Michael Chenkin—Certified Public Accountant; previously worked in the Audit Department of Coopers and Lybrand and as a consultant to the securities industry

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2018, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Reports of Independent Registered Public Accounting Firms

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01, 10.02, 10.03, 10.04, 10.05, 10.06, and 10.07 are management contracts or compensatory plans or arrangements.

The exhibits listed in paragraph (b) of this item are filed, furnished, or incorporated by reference as part of this Form 10-K.

Certain of the agreements filed as exhibits to this Form 10-K contain representations and warranties by the parties to the agreements that have been made solely for the benefit of the parties to the agreement. These representations and warranties:

▪	may have been qualified by disclosures that were made to the other parties in connection with the negotiation of the agreements, which disclosures are not necessarily reflected in the agreements;
▪	may apply standards of materiality that differ from those of a reasonable investor; and
▪	were made only as of specified dates contained in the agreements and are subject to subsequent developments and changed circumstances.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date that these representations and warranties were made or at any other time. Investors should not rely on them as statements of fact.

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Fourth Amended and Restated By-laws of the Registrant.

10.01(3)	Fourth Amended and Restated Employment Agreement, dated December 14, 2016, between the Registrant and Howard S. Jonas.

10.02(4)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(5)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.04(6)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.05(7)	Agreement, dated December 5, 2017, between IDT Corporation, Bill Pereira and IDT Telecom.

10.06(8)	Stock Option Agreement between the Registrant and Howard Jonas, dated May 2, 2017.

10.07(8)	Assignment Agreement between the Registrant and Howard Jonas, dated September 19, 2017.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

23.02*	Consent of Grant Thornton LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2009.

(3)	Incorporated by reference to Form 8-K, filed December 20, 2016.

(4)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(5)	Incorporated by reference to Form S-8, filed October 14, 2016.

(6)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(7)	Incorporated by reference to Form 8-K, filed December 5, 2017

(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2017, filed October 16, 2017.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 15, 2018
Shmuel Jonas	(Principal Executive Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 15, 2018
Howard S. Jonas

/s/ Marcelo Fischer	Senior Vice President—Finance	October 15, 2018
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 15, 2018
Mitch Silberman	(Principal Accounting Officer)

/s/ Bill Pereira	Director	October 15, 2018
Bill Pereira

/s/ Michael Chenkin	Director	October 15, 2018
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 15, 2018
Eric F. Cosentino

/s/ Judah Schorr	Director	October 15, 2018
Judah Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Newark, New Jersey

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of July 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended July 31, 2018, and the related notes and our report dated October 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Woodbridge, New Jersey

October 15, 2018

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IDT Corporation
Newark, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of July 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, equity and cash flows for each of the two years in the period ended July 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated October 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2017.

Woodbridge, New Jersey
October 15, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

We have audited the accompanying consolidated balance sheet of IDT Corporation a Delaware corporation and subsidiaries (the “Company”) as of July 31, 2016 (not presented herein), and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IDT Corporation and subsidiaries as of July 31, 2016, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2016

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except per share data)	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,089	$90,344
Marketable securities	5,972	58,272
Trade accounts receivable, net of allowance for doubtful accounts of $3,166 and $2,657 at July 31, 2018 and 2017, respectively	69,481	64,979
Prepaid expenses	19,550	14,506
Other current assets	28,517	18,749
Assets held for sale	137,272	124,267
TOTAL CURRENT ASSETS	328,881	371,117
Property, plant and equipment, net	36,068	88,994
Goodwill	11,315	11,326
Investments	6,633	26,894
Deferred income tax assets, net	5,668	11,841
Other assets	5,326	3,657
Assets held for sale	5,706	5,134
TOTAL ASSETS	$399,597	$518,963
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$45,124	$40,989
Accrued expenses	129,818	125,359
Deferred revenue	55,003	76,451
Other current liabilities	8,269	4,659
Liabilities held for sale	128,770	115,318
TOTAL CURRENT LIABILITIES	366,984	362,776
Other liabilities	768	1,080
Liabilities held for sale	542	550
TOTAL LIABILITIES	368,294	364,406
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2018 and 2017	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,594 and 25,561 shares issued and 22,872 and 23,264 shares outstanding at July 31, 2018 and 2017, respectively	256	256
Additional paid-in capital	294,047	394,462
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,722 and 2,297 shares of Class B common stock at July 31, 2018 and 2017, respectively	(85,597)	(83,304)
Accumulated other comprehensive loss	(4,972)	(2,343)
Accumulated deficit	(173,103)	(163,370)
Total IDT Corporation stockholders’ equity	30,664	145,734
Noncontrolling interests	639	8,823
TOTAL EQUITY	31,303	154,557
TOTAL LIABILITIES AND EQUITY	$399,597	$518,963

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2018	2017	2016
REVENUES	$1,547,495	$1,501,729	$1,496,261
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,306,037	1,275,708	1,246,594
Selling, general and administrative (i)	203,251	188,293	204,655
Depreciation and amortization	22,801	21,704	20,535
Severance	4,630	—	6,510
TOTAL COSTS AND EXPENSES	1,536,719	1,485,705	1,478,294
Other operating (losses) gains, net (see Note 10)	(2,398)	(10,412)	760
(Adjustment to) gain on sale of member interest in Visa Europe Ltd.	—	(63)	7,476
Income from operations	8,378	5,549	26,203
Interest income, net	1,071	1,254	1,216
Other (expense) income, net	(1,348)	817	2,049
Income before income taxes	8,101	7,620	29,468
(Provision for) benefit from income taxes	(2,902)	2,021	(4,110)
NET INCOME	5,199	9,641	25,358
Net income attributable to noncontrolling interests	(991)	(1,464)	(1,844)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$4,208	$8,177	$23,514

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.17	$0.35	$1.03
Diluted	$0.17	$0.35	$1.03

Weighted-average number of shares used in calculation of earnings per share:
Basic	24,655	23,182	22,765
Diluted	24,718	23,309	22,815

(i) Stock-based compensation included in selling, general and administrative expenses	$3,581	$3,740	$2,680

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2018	2017	2016
NET INCOME	$5,199	$9,641	$25,358
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(177)	2,126	583
Foreign currency translation adjustments	(182)	(725)	(6,127)
Other comprehensive (loss) income	(359)	1,401	(5,544)
COMPREHENSIVE INCOME	4,840	11,042	19,814
Comprehensive income attributable to noncontrolling interests	(991)	(1,464)	(1,844)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$3,849	$9,578	$17,970

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Income	Deficit	Interests	Equity
BALANCE AT JULY 31, 2015	3,272	$33	25,276	$253	$403,146	$(110,543)	$771	$(159,829)	$1,109	$134,940
Dividends declared ($0.75 per share)	—	—	—	—	—	—	—	(17,358)	—	(17,358)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(134)	—	—	—	(134)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(4,639)	—	—	—	(4,639)
Exercise of subsidiary stock options	—	—	—	—	—	—	—	—	9	9
Stock-based compensation	—	—	—	—	2,680	—	—	—	—	2,680
Restricted stock issued to employees and directors	—	—	12	—	—	—	—	—	—	—
Other	—	—	—	—	2	—	—	—	—	2
Stock issued for matching contributions to the 401(k) Plan	—	—	95	1	1,410	—	—	—	—	1,411
Sale of Zedge equity prior to the spin-off	—	—	—	—	374	—	—	—	—	374
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,834)	(1,834)
Zedge Spin-Off.	—	—	—	—	(11,369)	—	1,029	—	(722)	(11,062)
Other comprehensive loss	—	—	—	—	—	—	(5,544)	—	—	(5,544)
Net income for the year ended July 31, 2016	—	—	—	—	—	—	—	23,514	1,844	25,358
BALANCE AT JULY 31, 2016	3,272	$33	25,383	$254	$396,243	$(115,316)	$(3,744)	$(153,673)	$406	$124,203

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2016	3,272	$33	25,383	$254	$396,243	$(115,316)	$(3,744)	$(153,673)	$406	$124,203
Dividends declared ($0.76 per share)	—	—	—	—	—	—	—	(17,874)	—	(17,874)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,838)	—	—	—	(1,838)
Exercise of stock options	—	—	73	1	835	—	—	—	—	836
Stock-based compensation	—	—	105	1	3,739	—	—	—	—	3,740
Sale of Class B common stock to Howard S. Jonas	—	—	—	—	(8,920)	33,850	—	—	—	24,930
Sale of interest and rights in Rafael Pharmaceuticals, Inc. to Howard S. Jonas (see Note 2)	—	—	—	—	(185)	—	—	—	1,185	1,000
Issuance of member interests in CS Pharma Holdings, LLC (see Note 2)	—	—	—	—	2,750	—	—	—	7,250	10,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,482)	(1,482)
Other comprehensive loss	—	—	—	—	—	—	1,401	—	—	1,401
Net income for the year ended July 31, 2017	—	—	—	—	—	—	—	8,177	1,464	9,641
BALANCE AT JULY 31, 2017	3,272	$33	25,561	$256	$394,462	$(83,304)	$(2,343)	$(163,370)	$8,823	$154,557

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2017	3,272	$33	25,561	$256	$394,462	$(83,304)	$(2,343)	$(163,370)	$8,823	$154,557
Dividends declared ($0.56 per share)	—	—	—	—	—	—	—	(13,941)	—	(13,941)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(362)	—	—	—	(362)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(1,931)	—	—	—	(1,931)
Stock-based compensation	—	—	33	—	3,581	—	—	—	—	3,581
Transfer of right to receive equity to Howard S. Jonas	—	—	—	—	—	—	—	—	(40)	(40)
Consolidation of Lipomedix Pharmaceuticals, Inc.	—	—	—	—	—	—	—	—	558	558
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,040)	(1,040)
Rafael Spin-Off	—	—	—	—	(103,996)	—	(2,270)	—	(8,653)	(114,919)
Other comprehensive loss	—	—	—	—	—	—	(359)	—	—	(359)
Net income for the year ended July 31, 2018	—	—	—	—	—	—	—	4,208	991	5,199
BALANCE AT JULY 31, 2018	3,272	$33	25,594	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2018	2017	2016
OPERATING ACTIVITIES
Net income	$5,199	$9,641	$25,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,801	21,704	20,535
Deferred income taxes	6,174	(2,329)	3,809
Provision for doubtful accounts receivable	2,199	686	1,519
Gain on sale of interest in Fabrix Systems Ltd.	—	—	(1,086)
Gain on sale of member interest in Visa Europe Ltd.	—	—	(7,476)
Net realized loss (gain) from marketable securities	16	(323)	(543)
Interest in the equity of investments	(9)	(356)	362
Stock-based compensation	3,581	3,740	2,680
Change in assets and liabilities:
Restricted cash and cash equivalents	(13,500)	(17,702)	(22,548)
Trade accounts receivable	(6,668)	(17,972)	616
Prepaid expenses, other current assets and other assets	(18,889)	(4,856)	8,372
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	12,769	17,344	(10,099)
Customer deposits	14,660	18,980	25,344
Deferred revenue	(21,439)	(9,543)	2,211
Net cash provided by operating activities	6,894	19,014	49,054
INVESTING ACTIVITIES
Capital expenditures	(20,567)	(22,949)	(18,370)
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	6,000	—	—
Purchase of IP interest from Straight Path Communications Inc.	(6,000)	—	—
Payment for acquisition, net of cash acquired	—	(1,827)	—
Proceeds from sale of interest in Fabrix Systems Ltd.	—	—	9,557
Proceeds from sale of member interest in Visa Europe Ltd	(53)	—	5,597
Cash used for purchase of investments	—	(9,438)	(2,002)
Proceeds from sales and redemptions of investments	—	15	634
Purchases of marketable securities	(22,523)	(53,402)	(46,909)
Proceeds from maturities and sales of marketable securities	41,502	47,996	35,011
Net cash used in investing activities	(1,641)	(39,605)	(16,482)
FINANCING ACTIVITIES
Dividends paid	(13,941)	(17,874)	(17,358)
Distributions to noncontrolling interests	(1,040)	(1,482)	(1,834)
Sales of Class B common stock to Howard S. Jonas	—	24,930	—
Proceeds from sale of interest and rights in Rafael Pharmaceuticals, Inc. to Howard S. Jonas	—	1,000	—
Proceeds from sale of member interests in CS Pharma Holdings, LLC	—	1,250	8,750
Cash deconsolidated as a result of spin-off	(9,287)	—	(6,381)
Proceeds from sale of Zedge equity prior to the spin-off	—	—	374
Proceeds from exercise of stock options	—	836	—
Proceeds from borrowings under revolving credit facility	22,320	—	—
Repayments of borrowings including revolving credit facility	(22,320)	—	(6,353)
Repurchases of Class B common stock	(2,293)	(1,838)	(4,773)
Net cash (used in) provided by financing activities	(26,561)	6,822	(27,575)
Effect of exchange rate changes on cash and cash equivalents	(771)	292	(5,821)
Net decrease in cash and cash equivalents	(22,079)	(13,477)	(824)
Cash and cash equivalents at beginning of year, including $5,716, $5,536 and $571 held for sale at July 31, 2017, 2016 and 2015, respectively (see Note 3)	96,060	109,537	110,361
Cash and cash equivalents at end of year, including $5,892, $5,716 and $5,536 held for sale at July 31, 2018, 2017 and 2016, respectively (see Note 3)	$73,981	$96,060	$109,537
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$94	$288	$345
Cash payments made for income taxes	$192	$576	$779
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Net assets excluding cash and cash equivalents deconsolidated as a result of spin-off	$(105,632)	$—	$(4,681)
Reclassification of liability for member interests in CS Pharma Holdings, LLC	$—	$8,750	$—
Shares of Visa Inc. Series C preferred stock received from sale of member interest in Visa Europe Ltd.	$—	$—	$1,580

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (“IDT” or the “Company”) is a multinational company with operations primarily in the telecommunications and payment industries.

The Company has two reportable business segments, Telecom & Payment Services (formerly known as Telecom Platform Services) and net2phone-Unified Communications as a Service (“net2phone-UCaaS”) (formerly known as UCaaS). Telecom & Payment Services and net2phone-UCaaS comprise the IDT Telecom division. The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The net2phone-UCaaS segment is comprised of (1) cloud-based private branch exchange, or PBX, services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. Operating segments not reportable individually are included in All Other.

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

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. At July 31, 2018 and 2017, the Company had $4.6 million and $9.8 million, respectively, in investments accounted for using the equity method, and $3.0 million and $10.8 million, respectively, in investments accounted for using the cost method. Equity and cost method investments are included in “Other current assets” or “Investments” in the accompanying consolidated balance sheets. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

Telephone service, which includes domestic and international long distance, local service, and wholesale carrier telephony service, is recognized as revenue when services are provided, primarily based on usage and/or the assessment of fees. Revenue from Boss Revolution international calling service and from sales of calling cards, net of customer discounts, is deferred until the service or the cards are used or, calling card administrative fees are imposed, thereby reducing the Company’s outstanding obligation to the customer, at which time revenue is recognized. Domestic and international airtime top-up revenue is recognized upon redemption. International airtime top-up enables customers to purchase airtime for a prepaid mobile telephone in another country.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to its spin-off, Zedge, Inc. (“Zedge”) generated over 90% of its revenues from selling its advertising inventory to advertising networks, advertising exchanges, and direct arrangements with advertisers. Zedge advertising revenue was recognized as advertisements were delivered to users through impressions, ad views or app installs, as long as evidence of the arrangement with the payer existed (generally through an executed contract), the price was fixed and determinable, and collectability was reasonably assured.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. The Company adopted ASC 606 as of August 1, 2018 using the modified retrospective method, which will be reflected in the Company’s financial statements beginning in the first quarter of fiscal 2019. The Company identified its main revenue streams, which include Boss Revolution international calling revenue, wholesale carrier services revenue, and domestic and international airtime top-up revenue. The Company substantially completed the review and analysis of contracts and other relevant documents related to its Boss Revolution calling service retailer and direct to consumer revenue streams, wholesale carrier services revenue, domestic and international airtime top-up revenue, and other significant revenue streams to determine how to apply ASC 606 to these revenue streams.

At August 1, 2018, the cumulative effect of initially applying ASC 606 is expected to be a $8.6 million reduction to “Deferred revenue”, with an offsetting reduction to “Accumulated deficit”. This adjustment is primarily due to a change in accounting for breakage primarily from the Company’s Boss Revolution international calling service, traditional calling cards, and international and domestic top-up. A customer’s nonrefundable prepayment gives the customer a right to receive a good or service in the future (and obliges the Company to stand ready to transfer a good or service). However, customers may not exercise all of their contractual rights. Those unexercised rights are referred to as breakage. Prior to the adoption of ASC 606, the Company recorded breakage revenue when the likelihood of the customer exercising its remaining rights became remote. The Company generally deemed the likelihood remote after 12 or 24 months of no activity. Per ASC 606, if an entity expects to be entitled to a breakage amount, the entity should recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the breakage is subsequently resolved. The Company determined that $8.6 million included in its opening balance of “Deferred revenue” would have been recognized as breakage revenue under ASC 606 in prior periods, and accordingly, recorded the cumulative effect adjustment as of August 1, 2018.

The Company is currently reviewing future required disclosures and updating its accounting policy, which is expected to be completed for the Company’s financial statements beginning in the first quarter of fiscal 2019.

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

In November 2016, the FASB issued an ASU that includes specific guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The Company adopted the amendments in this ASU on August 1, 2018 using the retrospective transition method. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents will be included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. Beginning in the first quarter of fiscal 2019, the adoption will impact the beginning of the period and end of the period cash and cash equivalents balance in the statement of cash flows, as well as the net cash provided by or used in operating activities. At July 31, 2018, the aggregate cash, cash equivalents and restricted cash and cash equivalents was $203.2 million, which included $134.8 million included in current “Assets held for sale” (see Note 3) and $0.3 million included in “Other current assets” in the accompanying consolidated balance sheet.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2018 and 2017, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $10.7 million and $10.8 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

In January 2016, the FASB issued an ASU to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The Company adopted the amendments in this ASU on August 1, 2018. The amendments in the ASU include, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception will be available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient. These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. At August 1, 2018, the cumulative effect of adopting this ASU is expected to be a $1.2 million increase in “Investments”, a $0.1 million decrease in “Accumulated other comprehensive loss” and a $1.1 million reduction to “Accumulated deficit”, primarily from the measurement at fair value of the Company’s shares of Visa Inc. Series C preferred stock (see Note 9) and the derecognition of unrealized holding losses on equity securities classified as available-for-sale.

Property, Plant and Equipment

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

The Company tests the recoverability of its property, plant and equipment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that the Company uses in its discounted cash flow methodology involves many assumptions by management that are based upon future growth projections. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2018, fiscal 2017 and fiscal 2016, advertising expense was $16.3 million, $17.4 million and $16.5 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2018, fiscal 2017 and fiscal 2016 was $16.1 million, $14.2 million and $12.6 million, respectively. Unamortized capitalized internal use software costs at July 31, 2018 and 2017 were $24.9 million and $22.8 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2018	2017	2016
Basic weighted-average number of shares	24,655	23,182	22,765
Effect of dilutive securities:
Stock options	9	44	6
Non-vested restricted Class B common stock	54	83	44
Diluted weighted-average number of shares	24,718	23,309	22,815

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise price of the stock option was greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2018	2017	2016
Shares excluded from the calculation of diluted earnings per share	1,142	22	209

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2017, the FASB issued an ASU to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified (if the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification); (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The Company adopted the amendments in this ASU prospectively to awards modified on or after on August 1, 2018. There was no impact on the Company’s consolidated financial statements upon adoption.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2018, fiscal 2017 or fiscal 2016. However, the Company’s five largest customers collectively accounted for 12.5%, 12.4% and 11.2% of its consolidated revenues in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 18.7% and 35.4% of the consolidated gross trade accounts receivable at July 31, 2018 and 2017, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant retail, wholesale and cable telephony customers. In addition, the Company attempts to mitigate the credit risk related to specific wholesale carrier services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from wholesale carrier services customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Allowance for Doubtful Accounts

The Company estimates the balance of its allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. The Company’s estimates include separately providing for customer receivables based on specific circumstances and credit conditions, and when it is deemed probable that the balance is uncollectible. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. The change in the allowance for doubtful accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2018
Reserves deducted from accounts receivable:
Allowance for doubtful accounts (2)	$5,207	$2,199	$(2,048)	$5,358
2017
Reserves deducted from accounts receivable:
Allowance for doubtful accounts (2)	$4,818	$686	$(297)	$5,207
2016
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,645	$1,519	$(2,346)	$4,818

(1)	Primarily uncollectible accounts written off, net of recoveries.

(2)	Includes allowance for doubtful accounts of $2.2 million and $2.6 million held for sale at July 31, 2018 and 2017, respectively (see Note 3)

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

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Recently Adopted Accounting Standard – Definition of a Business

In January 2017, the FASB issued an ASU to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in this ASU provide a screen to determine when an integrated set of assets and activities (collectively referred to as a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the amendments in this ASU (1) require that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business; therefore, the FASB has developed more stringent criteria for sets without outputs. Lastly, the ASU narrows the definition of the term output. The Company adopted the amendments in this ASU prospectively on August 1, 2018. There was no impact on the Company’s consolidated financial statements upon adoption.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

In June 2018, the FASB issued an ASU to simplify several aspects of the accounting for nonemployee share-based payment transactions by expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this ASU are effective for the Company on August 1, 2019. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In August 2018, the FASB issued an ASU that modifies the disclosure requirements for fair value measurements. The amendments in this ASU are effective for the Company on August 1, 2020. An entity is permitted to early adopt any removed or modified disclosures and delay adoption of the additional disclosures until their effective date. The Company expects to adopt this ASU for its financial statements beginning in the first quarter of fiscal 2019. The adoption of this ASU will only impact the fair value measurement disclosures in the Company’s consolidated financial statements.

Note 2—Rafael Holdings, Inc. Spin-Off

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

At the time of the Rafael Spin-Off, Rafael owned the commercial real estate assets and interests in two clinical stage pharmaceutical companies that were previously held by the Company. The commercial real estate holdings consisted of the Company’s headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for the Company and certain affiliates. The pharmaceutical holdings included debt interests and warrants in Rafael Pharmaceuticals, Inc. (“Rafael Pharma”), which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd. (“Lipomedix”), a pharmaceutical development company based in Israel.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2018, in connection with the Rafael Spin-Off, each holder of options to purchase an aggregate of 1.3 million shares of the Company’s Class B common stock shared ratably in a pool of options to purchase 0.6 million shares of Rafael Class B common stock. The Company accounted for the grant of the new options in Rafael as a modification. In fiscal 2018, the Company recorded stock-based compensation expense for the aggregate incremental value from the modification of $0.2 million.

The carrying amounts of Rafael’s assets and liabilities included as part of the disposal group in the Rafael Spin-Off were as follows:

(in thousands)
Cash and cash equivalents	$9,287
Marketable securities	32,989
Trade accounts receivable	53
Other current assets	2,329
Property, plant and equipment, net	50,624
Investments	17,650
Other assets	2,240
Current liabilities	(159)
Other liabilities	(94)
Noncontrolling interests	(8,653)
Rafael equity	$106,266

Rafael’s (loss) income before income taxes and (loss) income before income taxes attributable to the Company, which was included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2018	2017	2016
(LOSS) INCOME BEFORE INCOME TAXES	$(2,410)	$520	$1,258

(LOSS) INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$(2,107)	$517	$1,258

Prior to the Rafael Spin-Off, the Company had made investments totaling $10 million in Rafael Pharma. The Company’s initial $2 million investment in Rafael Pharma in fiscal 2016 was in exchange for Rafael Pharma’s 3.5% convertible promissory notes due 2018. An additional $8 million was funded in August and September 2016. In September 2016, Rafael Pharma issued to the Company’s controlled 50%-owned subsidiary, CS Pharma Holdings, LLC (“CS Pharma”), a convertible promissory note with a principal amount of $10 million representing the $8 million investment funded on such date plus the conversion of the $2 million principal amount convertible promissory notes issued in connection with the prior funding.

On March 2, 2017, the Company sold 10% of the Company’s direct and indirect interests and rights in Rafael Pharma to Howard S. Jonas, the Company’s Chairman of the Board, and Chairman of the Board of Rafael, for a purchase price of $1 million. As a result of this transaction, the Company recorded an increase of $1.2 million in “Noncontrolling interests” and a decrease of $0.2 million in “Additional paid-in capital” in the accompanying consolidated balance sheet.

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

The Company and CS Pharma held warrants to purchase shares of capital stock of Rafael Pharma representing in the aggregate up to 56% of the then issued and outstanding capital stock of Rafael Pharma, on an as-converted and fully diluted basis.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s investment in Rafael Pharma, which was included in “Investments” in the accompanying consolidated balance sheets, consisted of the following:

July 31 (in thousands)	2018	2017
Convertible promissory note (at fair value)	$—	$6,300
Warrants (at cost)	—	5,400
Right to receive additional shares (at cost)	—	400
Total investment in Rafael Pharma	$—	$12,100

Rafael Pharma was a variable interest entity, however, the Company determined that it was not the primary beneficiary as the Company did not have the power to direct the activities of Rafael Pharma that most significantly impacted Rafael Pharma’s economic performance.

In addition to interests issued to the Company, CS Pharma issued member interests to third parties in exchange for cash investment in CS Pharma of $10 million. In fiscal 2017, the Company recorded additional paid-capital of $2.8 million and noncontrolling interests of $7.2 million upon the issuance of these member interests.

In November 2017, the Company purchased additional shares of Lipomedix that increased the Company’s ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. The Company began consolidating Lipomedix because of this share purchase.

Note 3—IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom (“IDTFS Holding”), to JAR Fintech. IDTFS Holding is the sole shareholder of IDT Financial Services Limited (“IDTFS”), a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The Share Purchase Agreement provides for an aggregate purchase price for the outstanding equity interests of IDTFS Holding of $3.8 million plus an amount equal to the value of IDTFS’ net assets, to be paid at closing, subject to adjustments relating to customer assets of IDTFS. The net asset value of IDTFS was $13.7 million at July 31, 2018. The sale is subject to regulatory approval and other conditions. The term for consummating the transaction under the Share Purchase Agreement has passed, and as certain remaining closing conditions are outside of the Company’s control, there can be no assurance that the sale will be completed.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The pending disposition of IDTFS Holding did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDTFS Holding assets and liabilities held for sale included the following:

July 31 (in thousands)	2018	2017
CURRENT ASSETS HELD FOR SALE:
Cash and cash equivalents	$5,892	$5,716
Restricted cash and cash equivalents	128,931	115,609
Trade accounts receivable, net of allowance for doubtful accounts of $2,192 and $2,550 at July 31, 2018 and 2017, respectively	1,265	1,844
Prepaid expenses	1,016	758
Other current assets	168	340
TOTAL CURRENT ASSETS HELD FOR SALE	$137,272	$124,267
NONCURRENT ASSETS HELD FOR SALE:
Property, plant and equipment, net of accumulated depreciation of $346 and $228 at July 31, 2018 and 2017, respectively	$12	24
Other intangibles, net of accumulated amortization of $86 and $57 at July 31, 2018 and 2017, respectively	190	165
Other assets	5,504	4,945
TOTAL NONCURRENT ASSETS HELD FOR SALE	$5,706	$5,134
CURRENT LIABILITIES HELD FOR SALE:
Trade accounts payable	$776	$372
Accrued expenses	407	226
Deferred revenue	12	—
Customer deposits	127,571	114,689
Other current liabilities	4	31
TOTAL CURRENT LIABILITIES HELD FOR SALE	$128,770	$115,318
NONCURRENT LIABILITIES HELD FOR SALE:
Other liabilities	$542	$550
TOTAL NONCURRENT LIABILITIES HELD FOR SALE	$542	$550

IDTFS Holding is included in the Telecom & Payment Services segment. IDTFS Holding’s (loss) income before income taxes and (loss) income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2018	2017	2016
(LOSS) INCOME BEFORE INCOME TAXES	$(1,111)	$(1,577)	$7,532

(LOSS) INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$(1,111)	$(1,577)	$7,532

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

Zedge’s income before income taxes and income before income taxes attributable to the Company, which is included in the accompanying consolidated statements of income, were as follows:

Year ended July 31 (in thousands)	2018	2017	2016
INCOME BEFORE INCOME TAXES	$—	$—	$2,518

INCOME BEFORE INCOME TAXES ATTRIBUTABLE TO IDT CORPORATION	$—	$—	$2,221

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Marketable Securities

The following is a summary of marketable securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2018
Available-for-sale securities:
Certificates of deposit*	$3,032	$—	$—	$3,032
Equity	393	—	(33)	360
U.S. Treasury notes	1,693	—	(1)	1,692
Municipal bonds	888	—	—	888
TOTAL	$6,006	$—	$(34)	$5,972
July 31, 2017
Available-for-sale securities:
Certificates of deposit*	$29,011	$1	$(7)	$29,005
Federal Government Sponsored Enterprise notes	3,992	—	(14)	3,978
International agency notes	291	—	—	291
Mutual funds	5,353	77	—	5,430
Corporate bonds	4,643	—	—	4,643
Equity	74	—	(26)	48
U.S. Treasury notes	6,673	—	—	6,673
Municipal bonds	8,201	4	(1)	8,204
TOTAL	$58,238	$82	$(48)	$58,272

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

As part of the Zedge Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one restricted share of Zedge’s Class B common stock for every three restricted shares of the Company that they held as of the record date for the Zedge Spin-Off. In January 2017, the Company received 23,227 shares of Zedge Class B common stock in connection with the lapsing of restrictions on Zedge restricted stock held by certain of the Company’s employees and the payment of taxes related thereto. In addition, in July 2018, the Company received 17,359 shares of Zedge Class B common stock in connection with the lapsing of restrictions on Zedge restricted stock held by certain of the Company’s employees and the payment of taxes related thereto. The Company received the Zedge shares in exchange for the payment of an aggregate of $0.1 million for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. At July 31, 2018 and 2017, the Company owned 42,282 and 23,227 shares, respectively, of Zedge Class B common stock that had a fair value of $0.1 million and $48,000, respectively.

As part of the Rafael Spin-Off, holders of the Company’s restricted Class B common stock received, in respect of those restricted shares, one restricted share of Rafael Class B common stock for every two restricted shares of the Company that they held as of the record date for the Rafael Spin-Off. In July 2018, the Company received 25,803 shares of Rafael Class B common stock in connection with the lapsing of restrictions on Rafael restricted stock held by certain of the Company’s employees and the payment of taxes related thereto. The Company received the Rafael shares in exchange for the payment of an aggregate of $0.2 million for the employees’ tax withholding obligations upon the vesting event. The number of shares was determined based on their fair market value on the trading day immediately prior to the vesting date. At July 31, 2018, the Company owned 25,803 shares of Rafael Class B common stock that had a fair value of $0.2 million.

Proceeds from maturities and sales of available-for-sale securities were $41.5 million, $48.0 million and $35.0 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Realized gains from sales of available-for-sale securities were nil, $0.3 million and $0.5 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. Realized losses from sales of available-for-sale securities were $16,000, nil and nil in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2018 were as follows:

(in thousands)	Fair Value
Within one year	$5,308
After one year through five years	304
After five years through ten years	—
After ten years	—
TOTAL	$5,612

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following available-for-sale securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2018
Equity	$33	$360
U.S. Treasury notes	1	1,692
TOTAL	$34	$2,052
July 31, 2017
Certificates of deposit	$7	$12,155
Federal Government Sponsored Enterprise notes	14	3,529
Equity	26	48
Municipal bonds	1	3,349
TOTAL	$48	$19,081

At July 31, 2018 and 2017, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 6—Fair Value Measurements

The following table presents the balance of assets measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2018
Available-for-sale securities:
Marketable securities	$2,052	$3,920	$—	$5,972
July 31, 2017
Available-for-sale securities:
Marketable securities	$12,151	$46,121	$—	$58,272
Rafael convertible promissory notes	—	—	6,300	6,300
Total	$12,151	$46,121	$6,300	$64,572

At July 31, 2018 and 2017, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2017, the fair value of the Rafael convertible promissory notes, which were classified as Level 3, was estimated based on a valuation of Rafael Pharma and other factors that could not be corroborated by the market.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the years ended July 31, 2018, 2017 or 2016.

Year ended July 31,
(in thousands)	2018	2017	2016
Balance, beginning of period	$6,300	$2,000	$—
Total gains included in other comprehensive income	—	2,100	—
Purchases	—	2,200	2,000
Rafael Spin-Off	(6,300)	—	—
Balance, end of period	$—	$6,300	$2,000

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

At July 31, 2018 and 2017, the Company had $4.8 million and $8.6 million, respectively, in investments in hedge funds, which were included in “Investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds are accounted for using the equity method or the cost method, therefore investments in hedge funds are not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At July 31, 2018 and 2017, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2018 and 2017, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

The Company’s investments at July 31, 2018 and 2017 included investments in the equity of certain privately held entities and other investments that are accounted for at cost. It is not practicable to estimate the fair value of these investments because of the lack of a quoted market price for the shares of these entities, and the inability to estimate their fair value without incurring excessive cost. The carrying value of these investments was $3.0 million and $10.8 million at July 31, 2018 and 2017, respectively, which the Company believes was not impaired.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2018	2017
Equipment	$73,700	$75,867
Land and buildings	—	62,255
Computer software	107,116	88,480
Leasehold improvements	805	1,977
Furniture and fixtures	306	1,474
	181,927	230,053
Less accumulated depreciation and amortization	(145,859)	(141,059)
Property, plant and equipment, net	$36,068	$88,994

The reduction in land and buildings was the result of the Rafael Spin-Off (see Note 2).

Depreciation and amortization expense of property, plant and equipment was $22.7 million, $21.4 million and $20.1 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

Note 8—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2016 to July 31, 2018:

(in thousands)	Telecom & Payment Services
Balance as of July 31, 2016	$11,218
Foreign currency translation adjustments	108
Balance as of July 31, 2017	11,326
Foreign currency translation adjustments	(11)
Balance as of July 31, 2018	$11,315

Note 9—Sale of Member Interest in Visa Europe Ltd.

In June 2016, Visa Inc. acquired Visa Europe Limited for cash, shares of Visa Inc. Series C preferred stock and a deferred cash payment. IDT Financial Services Limited was a member of Visa Europe and received cash of €5.0 million ($5.6 million on the acquisition date), 1,830 shares of Series C preferred stock and deferred payment receivable of €0.4 million ($0.5 million on the acquisition date). The Visa Inc. Series C preferred stock is accounted for using the cost method. At July 31, 2018 and 2017, the carrying value of these shares was $1.6 million. The 1,830 shares of Visa Inc. Series C preferred stock are convertible into 25,532 shares of Visa Inc. Class A common stock. The shares of preferred stock become fully convertible in 2028. Beginning in 2020, Visa Inc. will assess whether it is appropriate to affect a partial conversion. The preferred stock shares may only be transferred to other former Visa Europe members, or to existing qualifying holders of Visa Inc.’s Class B common stock. In addition, the preferred stock will not be registered under the U.S. Securities Act of 1933 and therefore is not transferable unless such transfer is registered or an exemption from registration is available. In fiscal 2016, the Company recorded a gain of $7.5 million from the sale of its member interest in Visa Europe. In fiscal 2017, the Company recorded an adjustment to the gain of $0.1 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Other Operating (Losses) Gains, Net

The following table summarizes the other operating (losses) gains, net by business segment:

Year ended July 31 (in thousands)	2018	2017	2016
Corporate —losses related to Straight Path Communications Inc.	$(1,655)	$(10,436)	$—
Corporate—(losses) gain related to other legal matters	(628)	24	—
net2phone-UCaaS—other	(115)	—	—
Telecom & Payment Services— loss on disposal of property, plant and equipment	—	—	(326)
All Other—gain on sale of interest in Fabrix Systems, Ltd	—	—	1,086
TOTAL	$(2,398)	$(10,412)	$760

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). In fiscal 2018, we incurred legal fees of $1.7 million related to the Straight Path stockholders’ putative class action and derivative complaint (see Note 19).

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

The Separation and Distribution Agreement provides for the Company and Straight Path to indemnify each other for certain liabilities. The Company and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, the Company, Straight Path, Straight Path IP Group, Inc. (“SPIP”) and PR-SP IP Holdings LLC (“PR-SP”), an entity owned by Howard Jonas, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between the Company and Straight Path. In exchange for the mutual release, in October 2017, the Company paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to the Company its majority ownership interest in Straight Path IP Group Holding, Inc. (“New SPIP”), which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and the Company undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest. In fiscal 2017, the Company recorded a liability of $10.0 million related to this settlement and mutual release. In addition, in fiscal 2017, the Company incurred legal fees of $0.9 million related to the FCC investigation and the settlement and mutual release, and the Company received insurance proceeds related to the FCC investigation of $0.5 million.

On October 24, 2017, the Company sold its entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of the funding and other obligations undertaken by the Company.

Sale of Interest in Fabrix Systems Ltd.

On October 8, 2014, the Company completed the sale of its interest in Fabrix Systems Ltd. (“Fabrix”) to Telefonaktiebolget LM Ericsson (publ). In fiscal 2016, the Company recorded gain on the sale of its interest in Fabrix of $1.1 million, which represented adjustments to the Company’s share of Fabrix’ working capital and estimated transaction costs.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, entered into a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was terminated on July 20, 2018. The principal outstanding incurred interest per annum, at the option of IDT Telecom, at either (a) the U.S. Prime Rate less 125 basis points, or (b) the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. IDT Telecom paid a quarterly unused commitment fee of 0.325% per annum on the average daily balance of the unused portion of the $25.0 million commitment. At July 31, 2017, there were no amounts borrowed or utilized for letters of credit under the credit facility.

Note 12—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2018	2017
Carrier minutes termination	$49,289	$40,131
Carrier network connectivity, toll-free and 800 services	1,753	2,152
Regulatory fees and taxes	45,771	44,766
Legal settlements	432	12,099
Compensation costs	12,552	9,341
Legal and professional fees	5,198	4,296
Other	14,823	12,574
TOTAL	$129,818	$125,359

Note 13—Severance Expense

In fiscal 2018, the Company implemented an internal restructuring that reduced the Company’s global employee base in its IDT Telecom division and at the corporate level. In fiscal 2018, the Company recorded severance expense of $3.9 million related to this workforce reduction. Severance expense in fiscal 2018 also included $0.7 million unrelated to the workforce reduction. At July 31, 2018, the accrued severance expense balance for the workforce reduction was $2.1 million, which is included in “Accrued expenses” in the accompanying consolidated balance sheet.

In July 2016, the Company completed a reduction of its workforce and incurred severance expense of $6.3 million in fiscal 2016. Severance expense in fiscal 2016 also included $0.2 million unrelated to the July 2016 workforce reduction. At July 31, 2018 and 2017, there was accrued severance of $0.1 million and $0.3 million, respectively, included in “Accrued expenses” in the accompanying consolidated balance sheets for the July 2016 workforce reduction.

Note 14—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2018	2017	2016
Foreign currency transaction (losses) gains	$(2,107)	$287	$980
(Loss) gain on marketable securities	(16)	323	543
(Loss) gain on investments	(6)	355	(405)
Other	781	(148)	931
TOTAL	$(1,348)	$817	$2,049

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15—Income Taxes

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act” (the “Tax Act”). The Tax Act reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax on earnings of certain foreign subsidiaries that were previously tax deferred (“transition tax”), and makes other changes to the U.S. income tax code. Due to the Company’s July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for the Company’s fiscal 2018, and 21.0% for the Company’s fiscal years thereafter.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), expressing its views regarding Topic 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

As of July 31, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act; however, the Company had made a reasonable estimate of the effect on its existing AMT credit carry-over and transition tax. Because the AMT credit will be refundable if not utilized in the next four years, the Company reversed the valuation allowance that offset the AMT credit. As a result, in fiscal 2018, the Company recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund. The reduction in the corporate tax rate did not impact the Company’s results of operations or financial position because the income tax benefit from the reduced rate was offset by the valuation allowance.

The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. In fiscal 2018, the Company has estimated that it will utilize $12 million of federal net operating loss carryforwards to offset the transition tax that it expects it will incur. The Company is currently working to complete various earnings and profits analyses to finalize its estimate. At July 31, 2018, the undistributed earnings of the Company’s foreign subsidiaries continued to be permanently reinvested. The cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets and consisted of approximately $395 million at July 31, 2018. If these foreign earnings were to be distributed to the Company’s domestic entities, the Company may be subject to withholding of foreign taxes. It is impractical to determine the amount of withholding at this time, due to the numerous methods available to the Company to remit those earnings.

The Company continues to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which were not effective until August 1, 2018. The Company did not record any impact associated with either GILTI or BEAT in fiscal 2018. The Company is reviewing the proposed guidance that was issued by the Internal Revenue Service in September 2018.

The Company anticipates that its assumptions and estimates may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions. In particular, the Company anticipates that the U.S. state jurisdictions will continue to determine and announce their conformity or decoupling from the Tax Act, either in its entirety or with respect to specific provisions. Legislative and interpretive actions could result in adjustments to the Company’s provisional estimates when the accounting for the income tax effects of the Tax Act is completed. The Company will continue to evaluate the impact of the Tax Act on its financial statements and will record the effect of any reasonable changes in its estimates and adjustments.

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2018	2017	2016
Domestic	$910	$(3,161)	$11,278
Foreign	7,191	10,781	18,190
INCOME BEFORE INCOME TAXES	$8,101	$7,620	$29,468

During the fiscal 2018 financial statement close, the Company determined that a revision was required to correct the disclosure of certain gross deferred tax assets of $27.9 million that were fully offset by a valuation allowance. The Company’s disclosure of the related deferred tax assets and valuation allowance balances at July 31, 2017 and 2016, and in the two years in the period ended July 31, 2017 were revised, which had no impact on the Company’s consolidated balance sheets, statements of income or statements of cash flows as previously reported.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2018	2017
Deferred income tax assets:
Bad debt reserve	$455	$535
Accrued expenses	3,758	7,888
Stock options and restricted stock	1,070	1,608
Charitable contributions	946	1,768
Depreciation	349	4,438
Unrealized gain	—	317
Net operating loss	75,110	122,260
Credits	—	2,899
Total deferred income tax assets	81,688	141,713
Valuation allowance	(76,020)	(129,872)
NET DEFERRED INCOME TAX ASSETS	$5,668	$11,841

In fiscal 2018, in addition to the reduction in the Company’s deferred tax assets as a result of the reduction in the corporate tax rate and the transition tax, the Company’s deferred tax assets and offsetting valuation allowance each decreased by $6 million due to the Rafael Spin-Off.

The (provision for) benefit from income taxes consists of the following:

Year ended July 31 (in thousands)	2018	2017	2016
Current:
Federal	$3,294	$—	$(83)
State and local	(34)	(26)	(30)
Foreign	11	(282)	(185)
	3,271	(308)	(298)
Deferred:
Federal	—	(9,536)	(3,148)
State and local	12	(66)	(51)
Foreign	(6,185)	11,931	(613)
	(6,173)	2,329	(3,812)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(2,902)	$2,021	$(4,110)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2018	2017	2016
U.S. federal income tax at statutory rate	$(2,186)	$(2,667)	$(10,314)
Transition tax on foreign earnings	(3,360)	—	—
Valuation allowance	58,798	626	—
Foreign tax rate differential	(4,272)	3,107	6,035
Nondeductible expenses	213	457	487
Other	(23)	64	(67)
Prior year tax benefit (expense)	575	494	(231)
U.S. federal tax law change	(52,631)	—	—
State and local income tax, net of federal benefit	(16)	(60)	(20)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(2,902)	$2,021	$(4,110)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2018, the Company had federal net operating loss carryforwards of approximately $153 million. These carry-forward losses are available to offset future U.S. federal taxable income. The net operating loss carryforwards will start to expire in fiscal 2018, with fiscal 2018’s loss expiring in fiscal 2038. The Company has foreign net operating losses of approximately $143 million, of which approximately $117 million does not expire, approximately $25 million expires in two to ten years and $1 million expires in twenty years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, which provides voice over Internet protocol communications services, has additional federal net operating losses of approximately $77 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2018
Reserves deducted from deferred income taxes, net:
Valuation allowance	$129,872	$—	$(53,852)	$76,020
2017
Reserves deducted from deferred income taxes, net:
Valuation allowance	$130,498	$16,017	$(16,643)	$129,872
2016
Reserves deducted from deferred income taxes, net:
Valuation allowance	$127,449	$3,049	$—	$130,498

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

At July 31, 2018 and 2017, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2018, fiscal 2017 and fiscal 2016. At July 31, 2018, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2018, fiscal 2017 and fiscal 2016, the Company did not record any interest and penalties on income taxes. At July 31, 2018 and 2017, there was no accrued interest included in current income taxes payable.

In September 2017, the Company, IDT Domestic Telecom, Inc. (a subsidiary of the Company) and certain other affiliates, were certified by the New Jersey Economic Development Authority as having met all of the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The corporation business tax credits to be received are a maximum of $21.1 million. The Company may claim a tax credit each tax year for ten years beginning in 2018. The tax credit can be applied to 100% of the Company’s New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, the Company may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum.

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom entered into a Share Purchase Agreement to sell the capital stock of IDTFS Holding, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom. IDTFS Holding is the sole shareholder of IDTFS, a Gibraltar-based bank and e-money issuer (see Note 3). The Company does not expect a significant difference in the tax versus book gain on the sale. Gibraltar does not tax capital gains and the Company will offset the U.S. tax gain with existing net operating losses. Tax on the sale will not impact the Company’s results of operations or financial position because the income tax benefit from the use of the net operating loss will be offset by the valuation allowance.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2015 to fiscal 2018, state and local tax returns generally for fiscal 2014 to fiscal 2018 and foreign tax returns generally for fiscal 2014 to fiscal 2018.

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

Dividend Payments

In fiscal 2018, the Company paid aggregate cash dividends of $0.56 per share on its Class A common stock and Class B common stock, or $13.9 million in total. In fiscal 2017, the Company paid aggregate cash dividends of $0.76 per share on its Class A common stock and Class B common stock, or $17.9 million in total. In fiscal 2016, the Company paid aggregate cash dividends of $0.75 per share on its Class A common stock and Class B common stock, or $17.4 million in total.

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

Stock Repurchases

The Company has a stock repurchase program for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. In fiscal 2018, the Company repurchased 367,484 shares of Class B common stock for an aggregate purchase price of $1.9 million. There were no repurchases under the program in fiscal 2017. In fiscal 2016, the Company repurchased 398,376 shares of Class B common stock for an aggregate purchase price of $4.6 million. At July 31, 2018, 7.6 million shares remained available for repurchase under the stock repurchase program. From August 1, 2018 through October 9, 2018, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million.

In fiscal 2018, fiscal 2017 and fiscal 2016, the Company paid $0.4 million, $1.8 million and $0.1 million, respectively, to repurchase shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. In fiscal 2018, fiscal 2017 and fiscal 2016, the Company repurchased 57,081, 94,338 and 11,250 shares of Class B common stock, respectively, from employees.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The arrangement is subject to approval of the stockholders of the Company, and no shares will be issued unless such approval is obtained. Mr. Jonas has agreed to vote in favor of the arrangement when it is submitted to the stockholders. The Company has agreed to present the matter to its stockholders at the next meeting of stockholders to be held.

On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price, which is included in “Other current liabilities” in the accompanying consolidated balance sheet. The remainder of the purchase price will be payable following approval of the stockholders of the Company, and the shares will be issued upon payment in full.

The purchase price per share will be reduced by the amount of any dividends whose record date is between the date hereof and the issuance of the shares.

Note 17—Stock-Based Compensation

Stock-Based Compensation Plan

The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. On December 14, 2017, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.3 million shares. At July 31, 2018, the Company had 1.0 million shares of Class B common stock reserved for award under its 2015 Stock Option and Incentive Plan and 0.4 million shares were available for future grants.

In fiscal 2018, fiscal 2017 and fiscal 2016, there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. No option awards were granted in fiscal 2018 or fiscal 2016. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31	2017
ASSUMPTIONS
Average risk-free interest rate	1.82%
Expected dividend yield	5.09%
Expected volatility	40.0%
Expected term	4.0 years
Weighted-average grant date fair value	$3.26

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2017	1,273	$14.28
Granted	—	—
Exercised	—	—
Cancelled / Forfeited	(30)	16.30
OUTSTANDING AT JULY 31, 2018	1,243	$14.23	4.0	$—
EXERCISABLE AT JULY 31, 2018	186	$12.19	4.7	$—

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total intrinsic value of options exercised during fiscal 2018, fiscal 2017 and fiscal 2016 was nil, $0.4 million and nil, respectively. At July 31, 2018, there was $2.0 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.0 years.

On December 14, 2017, the Company’s stockholders ratified the grant to Howard S. Jonas of options to purchase up to 1.0 million shares of the Company’s Class B common stock at an exercise price of $14.93 per share. The options were immediately exercisable and will expire on May 1, 2022. Subject to certain vesting provisions in Mr. Jonas’ employment agreement with the Company, the unexercised portion of the options will terminate should Mr. Jonas cease to provide services as an officer or director of the Company or one or more of its subsidiaries. The Company will have the right to repurchase the Class B common stock issued upon exercise of the options at a purchase price equal to the exercise price of the option should Mr. Jonas cease to provide services as an officer or director of the Company or one or more of its subsidiaries. The Company’s repurchase right will lapse as to 333,333 shares underlying the options on May 2, 2019 and as to 333,334 shares underlying the option on May 2, 2020. Mr. Jonas will be prohibited from transferring any shares of the Class B common stock issued on exercise of the option that are subject to the Company’s repurchase right. The Company’s repurchase right is essentially a forfeiture provision. The options were not granted under the Company’s 2015 Stock Option and Incentive Plan, but, except to the extent otherwise provided in the related grant agreement, are subject to the terms of the 2015 Stock Option and Incentive Plan. The Company estimated that the fair value of the options on the date of grant was $3.3 million, which will be recognized on a straight-line basis over the requisite three-year service period ending in May 2020.

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

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2017	223	$18.16
Granted	27	10.85
Vested	(196)	17.16
Forfeited	(5)	16.28
NON-VESTED SHARES AT JULY 31, 2018	49	$18.58

At July 31, 2018, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of shares vested in fiscal 2018, fiscal 2017 and fiscal 2016 was $3.4 million, $4.1 million and $1.3 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized (loss) gain on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive income (loss)	Location of (Gain) Loss Recognized
Balance at July 31, 2015	$(575)	$1,346	$771
Zedge Spin-Off	—	1,029	1,029
Other comprehensive income (loss) attributable to IDT Corporation before reclassification	1,126	(6,127)	(5,001)
Less: reclassification for gain included in net income	(543)	—	(543)	Other (expense) income, net
Net other comprehensive income (loss) attributable to IDT Corporation	583	(6,127)	(5,544)
Balance at July 31, 2016	8	(3,752)	(3,744)
Other comprehensive income (loss) attributable to IDT Corporation before reclassification	2,449	(725)	1,724
Less: reclassification for gain included in net income	(323)	—	(323)	Other (expense) income, net
Net other comprehensive income (loss) attributable to IDT Corporation (1)	2,126	(725)	1,401
Balance at July 31, 2017	2,134	(4,477)	(2,343)
Rafael Spin-Off	(1,991)	(279)	(2,270)
Other comprehensive loss attributable to IDT Corporation before reclassification	(193)	(182)	(375)
Less: reclassification for loss included in net income	16	—	16	Other (expense) income, net
Net other comprehensive loss attributable to IDT Corporation	(177)	(182)	(359)
BALANCE AT JULY 31, 2018	$(34)	$(4,938)	$(4,972)

(1)	In fiscal 2017, net other comprehensive income attributable to IDT Corporation from unrealized gains on available-for-sale securities included unrealized gains on the Rafael convertible promissory notes of $2.1 million and unrealized gains, net on marketable securities of $26,000.

Note 19—Commitments and Contingencies

Legal Proceedings

On May 21, 2018, Erik Dennis filed a putative class action against IDT Telecom and the Company in the U.S. District Court for the Northern District of Georgia alleging violations of Do Not Call Regulations promulgated by the U.S. Federal Trade Commission. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. On August 13, 2018, IDT Telecom and the Company filed a motion to dismiss or in the alternative to strike class allegations. The plaintiff opposed the motion. IDT Telecom and the Company intend to vigorously defend this matter.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 2, 2018, Jean Carlos Sanchez filed a putative class action against IDT Telecom in the U.S. District Court for the Northern District of Illinois alleging that the Company sent unauthorized marketing messages to cellphones in violation of the Telephone Consumer Protection Act of 1991. On July 26, 2018, the parties filed a stipulation of dismissal. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend this matter.

On April 24, 2018, Sprint Communications Company L.P. filed a patent infringement claim against the Company and certain of its affiliates in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,298,064; 6,330,224; 6,343,084; 6,452,932; 6,463,052; 6,473,429; 6,563,918; 6,633,561; 6,697,340; 6,999,463; 7,286,561; 7,324,534; 7,327,728; 7,505,454; and 7,693,131. Plaintiff was seeking damages and injunctive relief. On June 28, 2018, Sprint dismissed the complaint without prejudice. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend this matter.

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the sale of Straight Path’s subsidiary SPIP to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders are receiving in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. The Company intends to vigorously defend the action. On November 20, 2017, the Delaware Chancery Court issued an order staying the case pending the closing of the transaction between Verizon and Straight Path on the grounds that the claims are not ripe. That transaction closed on February 28, 2018 and the Court was so notified. The motion to dismiss was denied. On July 13, 2018, the Company filed a motion for an interlocutory appeal with the Delaware Chancery Court. The Chancery Court granted the motion and the Delaware Supreme Court accepted the appeal. On September 5, 2018, the Company filed the appeal with the Delaware Supreme Court. On October 5, 2019, the Plaintiffs filed its Answering Brief to the appeal. In fiscal 2018, the Company incurred legal fees of $1.7 million related to this putative class action (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

On May 5, 2004, the Company filed a complaint in the Supreme Court of the State of New York, County of New York, seeking injunctive relief and damages against Tyco Group, S.A.R.L., Tyco Telecommunications (US) Inc. (f/k/a TyCom (US) Inc.), Tyco International, Ltd., Tyco International (US) Inc., and TyCom Ltd. (collectively “Tyco”). The Company alleged that Tyco breached a settlement agreement that it had entered into with the Company to resolve certain disputes and civil actions among the parties. The Company alleged that Tyco did not provide the Company, as required under the settlement agreement, free of charge and for the Company’s exclusive use, a 15-year indefeasible right to use four Wavelengths in Ring Configuration (as defined in the settlement agreement) on a global undersea fiber optic network that Tyco was deploying at that time. After extensive proceedings, including several decisions and appeals, the New York Court of Appeals affirmed a lower court decision to dismiss the Company’s claim and denied the Company’s motion for re-argument of that decision. On June 23, 2015, the Company filed a new summons and complaint against Tyco in the Supreme Court of the State of New York, County of New York alleging that Tyco breached the settlement agreement. In September 2015, Tyco filed a motion to dismiss the complaint, which the Company opposed. Oral argument was held on March 9, 2016. On October 17, 2016, the judge granted Tyco’s motion and dismissed the complaint. In August 2017, the Company filed an appeal, which Tyco opposed. On November 22, 2017, oral argument was held on the appeal. On December 21, 2017, the Company’s appeal was denied. On January 22, 2018, the Company filed a motion for leave to appeal to the New York Court of Appeals. On February 6, 2018, Tyco opposed the Company’s motion. The First Department denied the Company’s motion for leave to appeal to the New York Court of Appeals. On May 3, 2018, the Company filed a motion for leave directly to the Court of Appeals. On June 28, 2018, the motion was denied.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At July 31, 2018 and 2017, the Company’s accrued expenses included $43.9 million and $43.5 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years.

Purchase Commitments

The Company had purchase commitments of $56.9 million at July 31, 2018, including the aggregate commitment of $55.4 million under the Reciprocal Services Agreement described below.

Reciprocal Services Agreement

In August 2017, the Company entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The Company has committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, the Company deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which is included in “Other current assets” in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Lease Commitments

The future minimum payments for operating leases as of July 31, 2018 were as follows:

(in thousands)
Year ending July 31:
2019	$3,804
2020	2,494
2021	2,309
2022	2,205
2023	2,127
Thereafter	3,144
Total payments	$16,083

Rental expense under operating leases was $2.7 million, $2.9 million and $3.2 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. In addition, connectivity charges under operating leases were $5.0 million, $6.4 million and $7.5 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.

The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, NJ. The Company also leases office space in Israel from Rafael. The leases expire in April 2025. The future minimum payments for these leases are included in the table above. In fiscal 2018, the Company incurred rent expense subsequent to the Rafael Spin-Off of $0.6 million in connection with the Rafael leases, which is included in the total rent expense above.

Performance Bonds

IDT Payment Services and IDT Telecom have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers, respectively. At July 31, 2018, the Company had aggregate performance bonds of $15.8 million outstanding.

Indemnification Claims

Two customers of the Company have sought indemnification from the Company related to patent infringement claims brought against those customers by a third party.

Note 20—Related Party Transactions

The Company entered into various agreements with Rafael prior to the Rafael Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Rafael after the Rafael Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of the Company and Rafael with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Rafael Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, the Company indemnifies Rafael and Rafael indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, the Company indemnifies Rafael from all liability for the Company’s taxes, other than Rafael and its subsidiaries, for any taxable period, and from all liability for taxes due to the Rafael Spin-Off.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the Rafael Spin-Off, the Company and Rafael entered into a Transition Services Agreement pursuant to which the Company provides to Rafael certain administrative and other services. The Company charged Rafael $0.2 million in fiscal 2018 for services provided subsequent to the Rafael Spin-Off. In addition, subsequent to the Rafael Spin-Off, the Company collected cash of $0.3 million on behalf of Rafael, primarily from Rafael’s third-party tenants, while Rafael was in the process of changing its billing and collection systems. At July 31, 2018, the Company owed Rafael $0.4 million for cash collected in excess of services rendered.

At July 31, 2018, the Company held 25,803 shares of Rafael Class B common stock (see Note 5).

The Company provides certain administrative and other services to Rafael Pharma. The Company charged Rafael Pharma $0.4 million and $0.6 million in fiscal 2018 and fiscal 2017, respectively, for services. At July 31, 2018 and 2017, other current assets reported in the Company’s consolidated balance sheet included receivable from Rafael Pharma of $1.0 million and $0.6 million, respectively.

The Company entered into various agreements with Zedge prior to the Zedge Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Zedge after the Zedge Spin-Off, and a Tax Separation Agreement, which sets forth the responsibilities of the Company and Zedge with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the Zedge Spin-Off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, among other things, the Company indemnifies Zedge and Zedge indemnifies the Company for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, among other things, Zedge indemnifies the Company from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business accruing after the Zedge Spin-Off, and the Company indemnifies Zedge from all liability for taxes of Zedge and any of Zedge’s subsidiaries or relating to Zedge’s business with respect to taxable periods ending on or before the Zedge Spin-Off.

In connection with the Zedge Spin-Off, the Company and Zedge entered into a Transition Services Agreement pursuant to which the Company provides to Zedge certain administrative and other services. The Company charged Zedge $0.3 million, $1.0 million and $0.6 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, for services provided. At July 31, 2018 and 2017, other current assets reported in the Company’s consolidated balance sheet included receivables from Zedge of $34,000 and $0.1 million, respectively.

At July 31, 2018 and 2017, the Company held 42,282 and 23,227 shares, respectively, of Zedge Class B common stock (see Note 5).

The Company entered into various agreements with Straight Path prior to the Straight Path Spin-Off including (1) a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Straight Path after the spin-off, and (2) a Tax Separation Agreement, which sets forth the responsibilities of the Company and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. In addition, the Company and Straight Path have entered into a license agreement whereby each of the Company, Straight Path and their subsidiaries granted and will grant a license to the other to utilize patents held by each entity. The Separation and Distribution Agreement includes that the Company is obligated to reimburse Straight Path for the payment of liabilities of Straight Path arising or related to the period prior to the Straight Path Spin-Off. The following table summarizes the change in the balance of the Company’s estimated liability to Straight Path, which was included in “Other current liabilities” in the accompanying consolidated balance sheet:

Year ended July 31
(in thousands)	2018	2017
Balance at beginning of year	$81	$133
Additional liability	—	104
Adjustments	(46)	(51)
Payments	(35)	(105)
Balance at end of year	$—	$81

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

On April 9, 2017, the Company and Straight Path entered into a binding term sheet providing for the settlement and mutual release of potential indemnification and other claims asserted by each of the Company and Straight Path (see Note 10). In addition, on July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Delaware Chancery Court against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors (see Note 20).

On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011 (the “Genie Spin-Off”). The Company entered into various agreements with Genie prior to the Genie Spin-Off including a Separation and Distribution Agreement to effect the separation and provide a framework for the Company’s relationship with Genie after the spin-off, and a Transition Services Agreement, which provides for certain services to be performed by the Company and Genie to facilitate Genie’s transition into a separate publicly-traded company. These agreements provide for, among other things, (1) the allocation between the Company and Genie of employee benefits, taxes and other liabilities and obligations attributable to periods prior to the spin-off, (2) transitional services to be provided by the Company relating to human resources and employee benefits administration, (3) the allocation of responsibilities relating to employee compensation and benefit plans and programs and other related matters, (4) certain services to be provided by the Company to Genie following the spin-off and (5) specified administrative services to be provided by Genie to certain of the Company’s foreign subsidiaries. In addition, the Company entered into a Tax Separation Agreement with Genie, which sets forth the responsibilities of the Company and Genie with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods.

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

The Company charged Genie $1.3 million, $1.6 million and $2.2 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At July 31, 2018 and 2017, other current assets reported in the Company’s consolidated balance sheet included receivables from Genie of $0.3 million and $0.2 million, respectively.

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $17,000, $22,000 and $22,000 in fiscal 2018, fiscal 2017 and fiscal 2016, respectively. The balance owed to the Company by Jonas Media Group was $17,000 and $22,000 as of July 31, 2018 and 2017, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company obtains insurance policies from several insurance brokers, one of which is IGM Brokerage Corp. (“IGM”). IGM was, until his death in October 2009, owned by Irwin Jonas, father of Howard S. Jonas, and the Company’s General Counsel, Joyce J. Mason. IGM is currently owned by Irwin Jonas’ widow—the mother of Howard S. Jonas and Joyce Mason. Jonathan Mason, husband of Joyce Mason and brother-in-law of Howard S. Jonas, provides insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company to third party brokers in the aggregate amounts of $29,000 in fiscal 2018, $24,000 in fiscal 2017, and $22,000 in fiscal 2016, which fees and commissions inured to the benefit of Mr. Mason. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives an annual fee for the insurance brokerage referral and placement of the Company’s health benefit plan with Brown & Brown Metro, Inc. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received from Brown & Brown Metro, Inc. commissions and fees from payments made by the Company in the amount of $22,000 in fiscal 2018, $22,000 in fiscal 2017, and $24,000 in fiscal 2016. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co. or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

Since August 2009, IDT Domestic Telecom, Inc., a subsidiary of the Company, has leased space in a building in the Bronx, New York. Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, and the son of Howard S. Jonas, are members of the limited liability company that owns the building. The latest lease, which became effective November 1, 2012, had a one-year term with a one-year renewal option. The parties have continued IDT Domestic Telecom’s occupancy of the space on the same terms. Aggregate annual rent under the lease was $60,900.

The Company had net loans receivable outstanding from employees aggregating $0.2 million and $0.2 million at July 31, 2018 and 2017, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

See Note 2 for certain transactions between the Company and Howard S. Jonas related to Rafael. See Note 10 for the Company’s sale of its ownership interest in New SPIP to PR-SP. See Note 16 for sales and proposed sales of shares of the Company’s Class B Common Stock to Howard S. Jonas. See Note 17 for the grant to Howard S. Jonas of options to purchase shares of the Company’s Class B Common Stock. See Note 19 for the Company’s lease commitments with Rafael.

Note 21—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2018, fiscal 2017 and fiscal 2016, the Company’s cost for contributions to the Plan was $1.1 million, $1.2 million and $1.4 million, respectively. In fiscal 2016, the Company contributed 94,712 shares of the Company’s Class B common stock to the Plan for matching contributions. The Company’s Class A common stock and Class B common stock are not investment options for the Plan’s participants.

Note 22—Business Segment Information

The Company has two reportable business segments, Telecom & Payment Services and net2phone-UCaaS. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker.

The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long distance traffic termination. The net2phone-UCaaS segment is comprised of (1) cloud-based PBX services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating segments that are not reportable individually are included in All Other. Prior to the Zedge Spin-Off, All Other included Zedge, which provides a content platform that enables consumers to personalize their mobile devices with free ringtones, wallpapers, home screen app icons and notification sounds. Beginning in fiscal 2018, All Other includes only the Company’s real estate holdings and other investments that were included in the Rafael Spin-Off. A small business that was previously included in All Other has been reclassified to Telecom & Payment Services, and certain other cost centers have been reclassified to Corporate. Comparative results have been reclassified and restated as if these businesses and costs were included in Telecom & Payment Services or Corporate in all periods presented.

Corporate costs include compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, charitable contributions, travel and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Telecom & Payment Services	net2phone-UCaaS	All Other	Corporate	Total
Year ended July 31, 2018
Revenues	$1,511,473	$34,857	$1,165	$—	$1,547,495
Income (loss) from operations	25,821	(2,677)	(2,600)	(12,166)	8,378
Depreciation and amortization	16,312	5,271	1,214	4	22,801
Severance	4,534	—	—	96	4,630
Other operating losses	—	(115)	—	(2,283)	(2,398)
Year ended July 31, 2017
Revenues	$1,469,987	$29,450	$2,292	$—	$1,501,729
Income (loss) from operations	25,513	(1,865)	142	(18,241)	5,549
Depreciation and amortization	16,134	3,875	1,683	12	21,704
Adjustment to gain on sale of member interest in Visa Europe Ltd.	(63)	—	—	—	(63)
Other operating (losses) gains, net	—	—	—	(10,412)	(10,412)
Year ended July 31, 2016
Revenues	$1,458,427	$26,353	$11,481	$—	$1,496,261
Income (loss) from operations	34,031	(1,599)	4,021	(10,250)	26,203
Depreciation and amortization	15,787	2,760	1,974	14	20,535
Severance	6,200	—	—	310	6,510
Gain on sale of member interest in Visa Europe Ltd.	7,476	—	—	—	7,476
Other operating (losses) gains, net	(326)	—	1,086	—	760

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

The Company’s revenue from external customers for each service was as follows:

Year ended July 31 (in thousands)	2018	2017	2016
Retail Communications	$582,322	$615,645	$671,724
Wholesale Carrier Services	645,479	609,079	567,368
Payment Services	283,671	245,263	219,335
net2phone-UCaaS	34,857	29,450	26,353
Zedge	—	—	9,474
Rafael (real estate)	1,166	2,292	2,007
TOTAL REVENUES	$1,547,495	$1,501,729	$1,496,261

Geographic Information

Revenue from customers located outside of the United States as a percentage of total revenues from continuing operations and revenue from customers located in the United Kingdom as a percentage of total revenues from continuing operations were as follows. Revenues by country are determined based on selling location.

Year ended July 31	2018	2017	2016
Revenue from customers located outside of the United States	32%	31%	29%
Revenue from customers located in the United Kingdom	14%	14%	23%

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2018
Long-lived assets, net	$31,388	$4,680	$36,068
Total assets	82,400	317,197	399,597
July 31, 2017
Long-lived assets, net	$82,682	$6,312	$88,994
Total assets	203,548	315,415	518,963
July 31, 2016
Long-lived assets, net	$82,060	$5,314	$87,374
Total assets	257,385	212,273	469,658

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Subsequent Event

On September 14, 2018, the Company purchased Versature Corp., a software as a service (“SaaS”) business communications solutions and hosted voice over Internet Protocol (“VoIP”) provider serving the Canadian market, for cash of $6.9 million.

Note 24—Selected Quarterly Financial Data (Unaudited)

The table below presents selected quarterly financial data of the Company for its fiscal quarters in fiscal 2018 and fiscal 2017:

Quarter Ended (in thousands, except per share data)	Revenues	Direct cost of revenues	Income (loss) from operations	Net (loss) income	Net (loss) income attributable to IDT Corporation	Net (loss) income per share –basic	Net (loss) income per share – diluted
2018:
October 31	$393,555	$336,510	$83	$(1,797)	$(2,092)	$(0.08)	$(0.08)
January 31(a)	395,883	337,229	(480)	1,690	1,516	0.06	0.06
April 30 (b)	365,410	307,165	(1,693)	(3,230)	(3,458)	(0.14)	(0.14)
July 31(c)	392,647	325,133	10,468	8,536	8,242	0.33	0.33
TOTAL	$1,547,495	$1,306,037	$8,378	$5,199	$4,208	$0.17	$0.17
2017:
October 31(d)	$369,151	$313,029	$5,186	$22,294	$21,918	$0.97	$0.96
January 31	367,556	310,913	3,128	1,257	875	0.04	0.04
April 30 (e)	370,035	314,704	(6,502)	(4,452)	(4,775)	(0.21)	(0.21)
July 31(f)	394,987	337,062	3,737	(9,458)	(9,841)	(0.41)	(0.41)
TOTAL	$1,501,729	$1,275,708	$5,549	$9,641	$8,177	$0.35	$0.35

(a)	Included in net income was a benefit from income taxes of $3.3 million for an anticipated AMT credit refund.

(b)	Included in loss from operations was severance expense of $3.7 million.

(c)	Included in revenues was $9.5 million related to a change in estimate for recognizing certain breakage revenue. The Company recorded breakage revenue when the likelihood of the customer exercising its remaining rights became remote. In the fourth quarter of 2018, the Company changed when it generally deemed the likelihood remote from 24 or 36 months of no activity to 12 or 24 months of no activity. Included in income from operations was severance expense of $0.3 million and other operating losses, net of $0.4 million.

(d)	Included in net income was a benefit from income taxes of $16.6 million from the full recognition of certain deferred tax assets.

(e)	Included in loss from operations was expense of $10.1 million related to a legal settlement and mutual release, including legal fees incurred in the quarter.

(f)	Included in net loss was income tax expense of $11.1 million from an increase in the valuation allowance on deferred tax assets.