Form 10-Q
period 2018-10-31
IDT CORP
filed 2018-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

As of December 5, 2018, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	22,143,898 shares outstanding (excluding 3,450,600 treasury shares)

IDT CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31, 2018	July 31, 2018
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$59,313	$68,089
Debt securities	2,237	5,612
Trade accounts receivable, net of allowance for doubtful accounts of $3,103 at October 31, 2018 and $3,166 at July 31, 2018	66,094	69,481
Prepaid expenses	23,132	19,550
Other current assets	34,333	28,877
Assets held for sale	138,466	137,272
Total current assets	323,575	328,881
Property, plant and equipment, net	36,808	36,068
Goodwill	11,246	11,315
Other intangibles, net	4,238	306
Equity investments	7,827	6,633
Deferred income tax assets, net	4,598	5,668
Other assets	5,634	5,020
Assets held for sale	5,920	5,706
Total assets	$399,846	$399,597

Liabilities and equity
Current liabilities:
Trade accounts payable	$56,441	$45,124
Accrued expenses	120,843	129,818
Deferred revenue	45,116	55,003
Other current liabilities	8,817	8,269
Liabilities held for sale	130,550	128,770
Total current liabilities	361,767	366,984
Other liabilities	906	768
Liabilities held for sale	497	542
Total liabilities	363,170	368,294
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2018 and July 31, 2018	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,594 and 25,594 shares issued and 22,143 and 22,872 shares outstanding at October 31, 2018 and July 31, 2018, respectively	256	256
Additional paid-in capital	294,460	294,047
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,451 and 2,722 shares of Class B common stock at October 31, 2018 and July 31, 2018, respectively	(89,451)	(85,597)
Accumulated other comprehensive loss	(4,417)	(4,972)
Accumulated deficit	(164,806)	(173,103)
Total IDT Corporation stockholders’ equity	36,075	30,664
Noncontrolling interests	601	639
Total equity	36,676	31,303
Total liabilities and equity	$399,846	$399,597

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2018	2017
	(in thousands, except per share data)

Revenues	$362,316	$393,555
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	304,693	336,510
Selling, general and administrative (i)	50,552	50,071
Depreciation and amortization	5,594	5,673
Severance	—	439
Total costs and expenses	360,839	392,693
Other operating expense	(195)	(779)
Income from operations	1,282	83
Interest income, net	108	362
Other expense, net	(1,349)	(826)
Income (loss) before income taxes	41	(381)
Provision for income taxes	(1,189)	(1,416)
Net loss	(1,148)	(1,797)
Net income attributable to noncontrolling interests	(301)	(295)
Net loss attributable to IDT Corporation	$(1,449)	$(2,092)

Basic and diluted loss per share attributable to IDT Corporation common stockholders	$(0.06)	$(0.08)

Weighted-average number of shares used in calculation of basic and diluted loss per share	23,831	24,628

(i) Stock-based compensation included in selling, general and administrative expenses	$413	$810

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net loss	$(1,148)	$(1,797)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	(2)	(30)
Foreign currency translation adjustments	524	(368)
Other comprehensive income (loss)	522	(398)
Comprehensive loss	(626)	(2,195)
Comprehensive income attributable to noncontrolling interests	(301)	(295)
Comprehensive loss attributable to IDT Corporation	$(927)	$(2,490)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended October 31, 2018 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE AT JULY 31, 2018	$33	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition (see Note 2)	—	—	—	—	—	8,606	—	8,606
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	—	—	—	—	33	1,140	—	1,173
ADJUSTED BALANCE AT AUGUST 1, 2018	33	256	294,047	(85,597)	(4,939)	(163,357)	639	41,082
Repurchases of Class B common stock through repurchase program	—	—	—	(3,854)	—	—	—	(3,854)
Stock-based compensation	—	—	413	—	—	—	—	413
Distributions to noncontrolling interests	—	—	—	—	—	—	(339)	(339)
Other comprehensive income	—	—	—	—	522	—	—	522
Net loss	—	—	—	—	—	(1,449)	301	(1,148)
BALANCE AT OCTOBER 31, 2018	$33	$256	$294,460	$(89,451)	$(4,417)	$(164,806)	$601	$36,676

	Three Months Ended October 31, 2017 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2017	$33	$256	$394,462	$(83,304)	$(2,343)	$(163,370)	$8,823	$154,557
Dividends declared ($0.19 per share)	—	—	—	—	—	(4,720)	—	(4,720)
Restricted Class B common stock purchased from employees	—	—	—	(23)	—	—	—	(23)
Stock-based compensation	—	—	810	—	—	—	—	810
Distributions to noncontrolling interests	—	—	—	—	—	—	(380)	(380)
Other comprehensive loss	—	—	—	—	(398)	—	—	(398)
Net loss	—	—	—	—	—	(2,092)	295	(1,797)
BALANCE AT OCTOBER 31, 2017	$33	$256	$395,272	$(83,327)	$(2,741)	$(170,182)	$8,738	$148,049

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Operating activities
Net loss	$(1,148)	$(1,797)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,594	5,673
Deferred income taxes	1,117	1,317
Provision for doubtful accounts receivable	447	566
Recognized loss (gain) on securities	46	(7)
Interest in the equity of investments	—	104
Stock-based compensation	413	810
Change in assets and liabilities:
Trade accounts receivable	97	(13,952)
Prepaid expenses, other current assets and other assets	(8,766)	(12,832)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	6,069	(9,359)
Customer deposits	5,567	(14,226)
Deferred revenue	(1,206)	(1,556)

Net cash provided by (used in) operating activities	8,230	(45,259)
Investing activities
Capital expenditures	(4,463)	(5,324)
Payment for acquisition, net of cash acquired	(5,453)	—
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	—	6,000
Purchase of IP Interest from Straight Path Communications Inc.	—	(6,000)
Purchases of marketable securities	—	(15,671)
Proceeds from maturities and sales of marketable securities	3,372	19,560

Net cash used in investing activities	(6,544)	(1,435)
Financing activities
Dividends paid	—	(4,720)
Distributions to noncontrolling interests	(339)	(380)
Repayment of other liabilities acquired	(599)	—
Repurchases of Class B common stock	(3,854)	(23)

Net cash used in financing activities	(4,792)	(5,123)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(4,590)	575
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(7,696)	(51,242)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	203,197	211,963
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$195,501	$160,721

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019. The balance sheet at July 31, 2018 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2019 refers to the fiscal year ending July 31, 2019).

Note 2—Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

The Company applied ASC 606 only to those contracts that were not completed as of August 1, 2018. Results for the reporting periods beginning after August 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605.

Modified Retrospective Method of Adoption and Cumulative Effect Adjustment

The Company adopted ASC 606 as of August 1, 2018, using the modified retrospective method. As this method requires that the cumulative effect of initially applying ASC 606 be recognized at the date of adoption, at August 1, 2018, the Company recorded an $8.6 million reduction to “Deferred revenue”, with an offsetting reduction to “Accumulated deficit”, for the cumulative effect of the adoption. This adjustment related to the change in accounting for breakage primarily from the Company’s Boss Revolution international calling service, traditional calling cards, and international and domestic mobile top-up. A customer’s nonrefundable prepayment gives the customer a right to receive a good or service in the future (and obliges the Company to stand ready to transfer that good or service). However, customers may not exercise all of their contractual rights to receive that good or service. Those unexercised rights are referred to as breakage. Prior to the adoption of ASC 606, the Company recorded breakage revenue when the likelihood of the customer exercising its remaining rights became remote. The Company generally deemed the likelihood remote after 12 or 24 months of no activity (depending on the revenue stream). Per ASC 606, if an entity expects to be entitled to a breakage amount, the entity should recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the breakage is subsequently resolved. The Company determined that $8.6 million included in its opening balance of “Deferred revenue” would have been recognized as breakage revenue under ASC 606 in prior periods, and accordingly, recorded the cumulative effect adjustment as of August 1, 2018.

Breakage Revenue: Methods, Inputs and Assumptions

The Company’s inputs for recording breakage revenue was its aging of the deferred revenue balance for its Boss Revolution international calling service, traditional calling cards, international and domestic mobile top-up, and other revenue streams with deferred revenue balances. Upon the adoption of ASC 606, the Company’s method changed to an estimate of expected breakage revenue by revenue stream recorded each month, based on inputs and assumptions about usage of the deferred revenue balances. The Company used its historical deferred revenue usage data by revenue stream to calculate the percentage of deferred revenue by month that will become breakage. The historical data indicated that customers utilize a very high percentage of minutes purchased in the first three months. The Company intends to review its estimates periodically based on updated data and adjust the monthly estimates accordingly.

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The Company has two reportable business segments, Telecom & Payment Services and net2phone (formerly net2phone-Unified Communications as a Service (“UCaaS”)). The Telecom & Payment Services segment markets and distributes the following communications and payment services: (1) retail communications, which includes international long-distance calling products primarily to foreign-born communities, with its core markets in the United States; (2) wholesale carrier services, which is a global telecom carrier, terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and (3) payment services, which includes payment offerings, such as international and domestic mobile top-up, domestic bill payment and international money transfer, and National Retail Solutions, our merchant services offerings through point-of-sale terminals. The net2phone segment is comprised of (1) cloud-based PBX services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony.

The Company’s most significant revenue streams are from its Boss Revolution international calling service, international and domestic mobile top-up, and wholesale termination provided by its Carrier Services business. The Boss Revolution international calling service and international and domestic mobile top-up are sold direct-to-consumers and through distributors and retailers.

Boss Revolution international calling service direct-to-consumers

Boss Revolution international calling service direct-to-consumers is offered to on a pay-as-you-go basis or in unlimited plans. The customer prepays for service in both cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute that includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand ready obligation to provide service over time for an agreed upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term, the Company recognizes revenue over a period of time as the service is rendered. The Company uses an output method as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

Boss Revolution international calling service sold through distributors and retailers

Boss Revolution international calling service sold through distributors and retailers is the same service as Boss Revolution international calling service direct-to-consumers. The difference is the distributor and retailers sales channel, which includes the Company’s network of distributors that market to retail locations, in contrast to direct-to-consumers sales through the Company’s mobile app, website or interactive voice response telephone call. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors is less than the end user rate for Boss Revolution international calling service minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell the Boss Revolution international calling service on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive renewal commissions when end users subsequently purchase minutes directly from the Company. Renewal commissions are payments to a customer that are accounted for as a reduction of the transaction price over time as the end user uses the service.

International and domestic mobile top-up

International and domestic mobile top-up is sold direct-to-consumers and through distributors and retailers in the same manner as the Boss Revolution international calling service. The Company does not terminate the minutes in its mobile top-up transactions. The Company’s performance obligation is to recharge (top-up) the airtime balance of a mobile account on behalf of the Company’s customer. The Company has contracts with various mobile operators or aggregators to provide the mobile top-up service. The Company determined that it is the principal in primarily all its mobile top-up transactions as the Company controls the service to top-up a mobile account on behalf of the Company’s customer. However, for a portion of its domestic mobile top-up business where the Company has no customer service responsibilities, no inventory risk, and does not establish the price, the Company determined that, as the Company is not considered to control the arrangement, it acts as an agent of the mobile operators. The Company records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The performance obligation is satisfied, and revenue is recognized when the recharge of the mobile account occurs. Accordingly, transfer of control happens at the point in time that the airtime is recharged, which is when the Company has a right to payment and the customer has accepted the service.

Carrier Services

Carrier Services are offered to both postpaid and prepaid customers. Postpaid customers are billed in arrears and typically consist of credit-worthy companies such as Tier 1 carriers and mobile network operators. Prepaid customers are typically smaller communications companies and independent call aggregators. There is no performance obligation until the transport and termination of international long-distance calls commences. The initial contract durations range from six months to one year with successive extensions. During the initial term, the contract can only be terminated in certain instances (such as bankruptcy of either party, damage to the other party’s network, fraud, or breach of contract). However, no penalties exist if the agreement is terminated in the initial term. After the initial term has expired, either party may terminate the agreement with notice of 30 days to 60 days depending on the agreement. The term of the contract is essentially minute-to-minute as there is no penalty for an early termination and no obligation to send traffic.

Each iteration is a separate optional purchase that is occurring over the contract duration (that is, minute-by-minute). The satisfaction of the performance obligation is occurring at a point in time (as the minutes are transferred) because the provision of the service and the satisfaction of the performance obligation are essentially occurring simultaneously. Revenue is recognized at the point in time upon delivery of the service.

The Company has not generally entered into contracts that have retroactive pricing features. Additionally, as the performance obligations are considered minute-by-minute obligations in the original contract, any modification of the original contract that leads to a conclusion that there is a new contract would not result in any adjustment related to the original contract’s consideration.

The Company provides discounts to its larger customers based on the expectation of a significant volume of minutes that are consistent with that class of customer in the wholesale carrier market. The discounts do not provide a material right to the customer because the customer receives the same pricing for all usage under the contract.

Carrier Service’s contracts may include tiered pricing based on minute volumes. The Company determined that its retroactive tiered pricing should be accounted for as variable consideration because the final transaction price is unknown until the customer completes or fails to complete the specified threshold. Currently, contracts with retroactive tiered pricing are not material. The Company estimates the amount of variable consideration to include in the transaction price only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

The Company enters into Notification of Reciprocal Transmission (“NORT”) transactions, in which the Company commits to purchase a specific number of wholesale carrier minutes to other specific destinations at specified rates, and the counterparty commits to purchase from the Company a specific number of minutes to specific destinations at specified rates. The number of minutes purchased and sold is not necessarily the same. The rates in these reciprocal transactions are generally not at prevailing market rates, although the amounts paid to the counterparty in excess of market rates are reflected as a reduction in revenue received from the customer. The initial terms of NORT contracts generally range from one month to six months. Since the arrangements include the promise of minimum guaranteed amounts of traffic, the performance obligation represents a stand ready obligation to provide the specified number of minutes over the contractual term. Since the Company’s satisfaction of its performance obligation of routing calls to their destination includes a minimum guaranteed amount of traffic, the Company recognizes revenue over a period of time as the service is rendered. The customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The Company uses an output method as the usage of minutes occur because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

Disaggregated Revenues

The Company’s core operations are minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s Telecom & Payment Services’ growth initiatives and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the core assets, and revenue in some cases is recognized over time. The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Core Operations:
Boss Revolution Calling	$123,513	$132,184
Carrier Services	142,222	168,831
Mobile Top-Up	65,346	61,483
Other	14,595	18,027
Growth	6,173	4,557
Total Telecom & Payment Services	351,849	385,082
net2phone-UCaaS	4,805	2,398
net2phone-Platform Services	5,662	5,390
Total net2phone	10,467	7,788
All Other	—	685
Total	$362,316	$393,555

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Three Months Ended October 31, 2018
United States	$227,750	$7,932	$—	$235,682
Outside the United States:
United Kingdom	54,392	8	—	54,400
Netherlands	50,922	—	—	50,922
Other	18,785	2,527	—	21,312
Total outside the United States	124,099	2,535	—	126,634
Total	$351,849	$10,467	$—	$362,316

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Three Months Ended October 31, 2017
United States	$257,178	$5,981	$685	$263,844
Outside the United States:
United Kingdom	60,531	—	—	60,531
Netherlands	49,709	—	—	49,709
Other	17,664	1,807	—	19,471
Total outside the United States	127,904	1,807	—	129,711
Total	$385,082	$7,788	$685	$393,555

Remaining Performance Obligations

The Company’s revenue is generally recognized in the same period that its performance obligations are satisfied. The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods, or transaction price to be allocated to performance obligations that are unsatisfied (or partially unsatisfied) at the end of a reporting period.

Accounts Receivable and Contract Balances

The timing of revenue recognition may differ from the time of billing to our customers. Trade accounts receivable in our consolidated balance sheets represent unconditional rights to consideration. An entity records a contract asset when revenue is recognized in advance of the entity’s right to bill and receive consideration. The Company has not identified any contract assets.

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The primary component of the Company’s contract liability balance is the payments received for its prepaid Boss Revolution international calling service, traditional calling cards, and international and domestic mobile top-up services. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in our consolidated balance sheet as “Deferred revenue”.

The following table presents information about the Company’s contract liability balance:

Three Months Ended October 31,
2018
(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$41,573

Deferred Customer Contract Acquisition and Fulfillment Costs

ASC 606 changed the accounting for costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers are deferred and amortized consistent with the transfer of the related good or service. The Company’s incremental costs of obtaining a customer contract are sales commissions paid to employees for retailer sales to end users. Employees receive commissions for both the initial sale and renewal sales to the end user. The Company’s commission paid to employees on renewal sales is the same as the commission on initial sales. The Company determined that its renewal commissions are commensurate with the initial commissions. The Company applies the practical expedient whereby the Company primarily charges these costs to expense when incurred because the amortization period would be one year or less for the asset that would have been recognized from deferring these costs.

Note 3—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

On August 1, 2018, the Company adopted the ASU related to the classification and presentation of changes in restricted cash in the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	October 31, 2018	July 31, 2018
	(in thousands)
Cash and cash equivalents	$59,313	$68,089
Restricted cash included in other current assets	544	285
Cash and cash equivalents included in current assets held for sale (see Note 4)	4,906	5,892
Restricted cash and cash equivalents included in current assets held for sale (see Note 4)	130,738	128,931
Total cash, cash equivalents, and restricted cash and cash equivalents	$195,501	$203,197

Note 4—IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom (“IDTFS Holding”), to JAR Fintech. IDTFS Holding is the sole shareholder of IDT Financial Services Limited (“IDTFS”), a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The sale was subject to regulatory approval and other conditions. On October 25, 2018, JAR Fintech notified the Company that it considers the agreement terminated by the effluxion of time. All parties have indicated that they remain interested in consummating a transaction regarding the sale of IDTFS Holding and are working toward that goal while continuing to pursue the required regulatory approvals. The parties are negotiating certain changes to the terms of the sale.

The proposed sale of IDTFS Holding did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDTFS Holding assets and liabilities held for sale included the following:

	October 31, 2018	July 31, 2018
	(in thousands)
Current assets held for sale:
Cash and cash equivalents	$4,906	$5,892
Restricted cash and cash equivalents	130,738	128,931
Trade accounts receivable, net of allowance for doubtful accounts of $2,027 and $2,192 at October 31, 2018 and July 31, 2018, respectively	2,328	1,265
Prepaid expenses	289	1,016
Other current assets	205	168
Total current assets held for sale	$138,466	$137,272

Noncurrent assets held for sale:
Property, plant and equipment, net	$5	$12
Other intangibles, net	178	190
Other assets	5,737	5,504
Total noncurrent assets held for sale	$5,920	$5,706

Current liabilities held for sale:
Trade accounts payable	$665	$776
Accrued expenses	283	407
Deferred revenue	56	12
Customer deposits	129,542	127,571
Other current liabilities	4	4
Total current liabilities held for sale	$130,550	$128,770

Noncurrent liabilities held for sale:
Other liabilities	$497	$542
Total noncurrent liabilities held for sale	$497	$542

IDTFS Holding is included in the Telecom & Payment Services segment. IDTFS Holding’s loss before income taxes and loss before income taxes attributable to the Company, which is included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended October 31,
	2018	2017
	(in thousands)

Loss before income taxes	$(34)	$(450)

Loss before income taxes attributable to IDT Corporation	$(34)	$(450)

Note 5—Acquisition of Versature Corp.

On September 14, 2018, the Company acquired 100% of the outstanding shares of Versature Corp., a software as a service (“SaaS”) business communications solutions and hosted voice over Internet Protocol (“VoIP”) provider serving the Canadian market, for cash of $5.9 million. The acquisition expands the Company’s SaaS business into Canada. Versature’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows (in thousands):

Trade accounts receivable	$370
Prepaid expenses	65
Property, plant and equipment	1,826
Non-compete agreement	600
Customer relationships	2,930
Tradename	490
Other assets	486
Trade accounts payable	(81)
Accrued expenses	(523)
Other liabilities	(710)
Net assets excluding cash acquired	$5,453
Supplemental information:
Cash paid	$5,870
Cash acquired	(417)
Total consideration, net of cash acquired	$5,453

The following table presents unaudited pro forma information of the Company as if the acquisition occurred on August 1, 2017:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Revenues	$363,200	$399,875
Net income (loss)	$(1,356)	$(1,411)

Note 6—Rafael Holdings, Inc. Spin-Off

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary, Rafael Holdings, Inc. (“Rafael”), to the Company’s stockholders of record as of the close of business on March 13, 2018 (the “Rafael Spin-Off”). The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. At the time of the Rafael Spin-Off, Rafael owned the commercial real estate assets and interests in two clinical stage pharmaceutical companies that were previously held by the Company. The commercial real estate holdings consisted of the Company’s headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for the Company and certain affiliates. The pharmaceutical holdings included debt interests and warrants in Rafael Pharmaceuticals, Inc., which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., a pharmaceutical development company based in Israel.

Rafael’s loss before income taxes and loss before income taxes attributable to the Company, which was included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended October 31,
	2018	2017
	(in thousands)

Loss before income taxes	$—	$(539)

Loss before income taxes attributable to IDT Corporation	$—	$(498)

Note 7—Debt Securities

The following is a summary of marketable debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale debt securities:
October 31, 2018:
U.S. Treasury notes	$1,697	$—	$(2)	$1,695
Municipal bonds	543	—	(1)	542
Total	$2,240	$—	$(3)	$2,237
July 31, 2018:
Certificates of deposit*	$3,032	$—	$—	$3,032
U.S. Treasury notes	1,693	—	(1)	1,692
Municipal bonds	888	—	—	888
Total	$5,613	$—	$(1)	$5,612

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Equity securities with a fair value of $0.4 million at July 31, 2018 were reclassified to “Other current assets” to conform to the current year presentation (see Note 8).

Proceeds from maturities and sales of available-for-sale securities were $3.4 million and $19.6 million in the three months ended October 31, 2018 and 2017, respectively. The gross realized gains that were included in earnings as a result of sales were nil in the three months ended October 31, 2018 and $7,000 in the three months ended October 31, 2017. There were no gross realized losses that were included in earnings as a result of sales in the three months ended October 31, 2018 and 2017. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2018 were as follows:

Fair Value
(in thousands)
Within one year	$2,237
After one year through five years	—
After five years through ten years	—
After ten years	—
Total	$2,237

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2018:
U.S. Treasury notes	$2	$1,695
Municipal bonds	1	542
Total	$3	$2,237
July 31, 2018:
U.S. Treasury notes	$1	$1,692

At October 31, 2018 and July 31, 2018, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 8—Equity Investments

On August 1, 2018, the Company adopted the ASU that requires the Company to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The ASU included, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception is available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient (the “measurement alternative”). These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. At August 1, 2018, the cumulative effect of adopting this ASU was a $1.2 million increase in “Equity investments”, a $33,000 decrease in “Accumulated other comprehensive loss” and a $1.1 million decrease in “Accumulated deficit”, primarily from the measurement at fair value of the Company’s shares of Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”) and the derecognition of unrealized holding losses on equity securities classified as available-for-sale.

At October 31, 2018 and July 31, 2018, the Company owned 42,282 shares of Zedge, Inc. Class B common stock that had a fair value of $0.1 million. In addition, at October 31, 2018 and July 31, 2018, the Company owned 25,803 shares of Rafael Class B common stock that had a fair value of $0.2 million. The aggregate fair value of these shares was included in “Other current assets” in the accompanying consolidated balance sheets.

The changes in the carrying value of the Company’s equity investments for which the Company elected the measurement alternative was as follows:

Carrying Value
(in thousands)
Balance, August 1, 2018	$1,883
Adoption of change in accounting for equity investments	1,213
Adjusted balance, August 1, 2018	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	22
Impairments	—
Balance, October 31, 2018	$3,118

In the three months ended October 31, 2018, the Company increased the carrying value of its 1,830 shares of Visa Series C Preferred by $22,000 based on the fair value of Visa Class A common stock and a discount for lack of current convertibility. Each share of Visa Series C Preferred is convertible into 13.952 shares of Visa Class A common stock at Visa’s option starting in June 2020 and will be convertible at the holder’s option beginning in June 2028.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(46)	$20
Less: net gains and losses recognized during the period on equity investments sold during the period	—	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(46)	$20

Note 9—Fair Value Measurements

In the first quarter of fiscal 2019, the Company adopted ASU 2018-13 that modifies the disclosure requirements for fair value measurements. The adoption of this ASU did not impact the fair value measurement disclosures in the Company’s consolidated financial statements for the first quarter of fiscal 2019, however it may impact the Company’s fair value measurement disclosures in the future.

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2018
Debt securities	$1,695	$542	$—	$2,237
Equity securities included in other current assets	292	—	—	292
Equity securities included in equity investments	—	—	2,816	2,816
Total	$1,987	$542	$2,816	$5,345

July 31, 2018
Debt securities	$1,692	$3,920	$—	$5,612
Equity securities included in other current assets	360	—	—	360
Total	$2,052	$3,920	$—	$5,972

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2018 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three months ended October 31, 2018 and 2017.

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Balance, beginning of period	$—	$6,300
Transfer into Level 3 from adoption of change in accounting for equity investments	2,794	—
Total gains recognized in “Other expense, net”	22	—
Balance, end of period	$2,816	$6,300
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$22	$—

At October 31, 2018 and July 31, 2018, the Company had $4.8 million in investments in hedge funds, which were included in “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At October 31, 2018 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2018 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. In the three months ended October 31, 2018, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. There were no repurchases under the program in the three months ended October 31, 2017. At October 31, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2017, the Company paid $23,000 to repurchase 1,668 shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. There were no repurchases from employees in the three months ended October 31, 2018.

2015 Stock Option and Incentive Plan

On November 15, 2018, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares. The amendment is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 13, 2018.

Proposed Sale of Shares to Howard S. Jonas

On April 16, 2018, the Company’s Board of Directors and its Corporate Governance Committee approved an arrangement with Howard S. Jonas, the Chairman of the Board of the Company, related to the purchase of shares of the Company’s Class B common stock by Mr. Jonas. Under the arrangement, Mr. Jonas has agreed to purchase 2,546,689 shares of the Company’s Class B common stock at a price per share of $5.89, which was the closing price for the Class B common stock on the New York Stock Exchange on April 16, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of $15 million. The arrangement is subject to approval of the Company’s stockholders at the annual meeting on December 13, 2018. Mr. Jonas has agreed to vote in favor of the arrangement when it is submitted to the stockholders. On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price. The purchase price will be reduced by approximately $0.2 million, which is the amount of dividends paid on 2,546,689 shares of the Company’s Class B common stock whose record date was between April 16, 2018 and the issuance of the shares. The remainder of the purchase price, or $13.3 million, will be payable following approval of the Company’s stockholders, and the shares will be issued upon payment in full.

Note 11—Loss Per Share

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

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Stock options	1,243	1,273
Non-vested restricted Class B common stock	49	223
Shares excluded from the calculation of diluted earnings per share	1,292	1,496

The diluted loss per share equals basic loss per share in the three months ended October 31, 2018 and 2017 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Revolving Credit Loan Payable

As of October 31, 2018, IDT Telecom entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2019. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2018	$(34)	$(4,938)	$(4,972)
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	33	—	33
Adjusted balance, August 1, 2018	(1)	(4,938)	(4,939)
Other comprehensive (loss) income attributable to IDT Corporation	(2)	524	522
Balance, October 31, 2018	$(3)	$(4,414)	$(4,417)

Note 14—Business Segment Information

The Company has two reportable business segments, Telecom & Payment Services and net2phone. The Company’s reportable segments are distinguished by types of service, customers and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. The Company evaluates the performance of its business segments based primarily on income (loss) from operations.

The Company modified the way it reports its business verticals within its Telecom & Payment Services and net2phone segments to align more closely with its business strategy and operational structure. The modification to the business verticals did not change the reportable business segments.

The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The net2phone segment is comprised of (1) cloud-based PBX services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. Depreciation and amortization are allocated to Telecom & Payment Services and net2phone because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

Operating segments not reportable individually are included in All Other, which includes the real estate holdings and other investments that were included in the Rafael Spin-Off.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone	All Other	Corporate	Total
Three Months Ended October 31, 2018
Revenues	$351,849	$10,467	$—	$—	$362,316
Income (loss) from operations	5,269	(1,500)	—	(2,487)	1,282
Other operating expense	—	—	—	(195)	(195)

Three Months Ended October 31, 2017
Revenues	$385,082	$7,788	$685	$—	$393,555
Income (loss) from operations	4,423	(674)	(547)	(3,119)	83
Severance	409	—	—	30	439
Other operating expense	—	—	—	(779)	(779)

Note 15—Commitments and Contingencies

Legal Proceedings

On May 21, 2018, Erik Dennis filed a putative class action against IDT Telecom and the Company in the U.S. District Court for the Northern District of Georgia alleging violations of Do Not Call Regulations promulgated by the U.S. Federal Trade Commission. The Company is evaluating the claim, and at this stage, is unable to estimate its potential liability, if any. On August 13, 2018, IDT Telecom and the Company filed a motion to dismiss or in the alternative to strike class allegations. The plaintiff opposed the motion. The motion to dismiss was denied. IDT Telecom and the Company intend to vigorously defend this matter.

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

On April 24, 2018, Sprint Communications Company L.P. filed a patent infringement claim against the Company and certain of its affiliates in the U.S. District Court for the District of Delaware alleging infringement of U.S. Patent Nos. 6,298,064; 6,330,224; 6,343,084; 6,452,932; 6,463,052; 6,473,429; 6,563,918; 6,633,561; 6,697,340; 6,999,463; 7,286,561; 7,324,534; 7,327,728; 7,505,454; and 7,693,131. Plaintiff was seeking damages and injunctive relief. On June 28, 2018, Sprint dismissed the complaint without prejudice. The Company is evaluating the underlying claim, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend any claim of infringement of the listed patents.

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. On November 20, 2017, the Delaware Chancery Court issued an order staying the case pending the closing of the transaction between Verizon and Straight Path on the grounds that the claims were not ripe. That transaction closed on February 28, 2018 and the Court was so notified. The motion to dismiss was denied. On July 13, 2018, the Company filed a motion for an interlocutory appeal with the Delaware Chancery Court. The Chancery Court granted the motion and the Delaware Supreme Court accepted the appeal. On September 5, 2018, the Company filed the appeal with the Delaware Supreme Court. On October 5, 2018, the Plaintiffs filed their Answering Brief to the appeal. In the three months ended October 31, 2018 and 2017, the Company incurred legal fees of $0.2 million and $0.8 million, respectively, related to this putative class action, which is included in “Other operating expense” in the accompanying consolidated statements of operations. At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fee Audit

The Company’s 2017 Federal Communications Commission (“FCC”) Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At October 31, 2018 and July 31, 2018, the Company’s accrued expenses included $42.3 million and $43.9 million, respectively, for these regulatory fees for the years covered by the audit and subsequent years.

Purchase Commitments

The Company had purchase commitments of $27.2 million at October 31, 2018, including the aggregate commitment of $25.2 million under the Reciprocal Services Agreement described below.

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

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2018, the Company had aggregate performance bonds of $16.5 million outstanding.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2018 and July 31, 2018, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $15.0 million and $10.7 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

Indemnification Claims

Two customers of the Company have sought indemnification from the Company related to patent infringement claims brought against those customers by a third party.

FCC Investigation of Straight Path Communications Inc.

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

Note 16—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended October 31,
	2018	2017
	(in thousands)
Foreign currency transaction losses	$(1,205)	$(728)
Loss on investments	(46)	(119)
Gain on debt securities	—	7
Other	(98)	14
Total other expense, net	$(1,349)	$(826)

Note 17—The Tax Cuts and Jobs Act

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

As of October 31, 2018, the Company had not completed its accounting for the income tax effects of the Tax Act; however, the Company had made a reasonable estimate of the effect on its existing AMT credit carry-over and transition tax that was recorded in fiscal 2018. The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. In fiscal 2018, the Company estimated that it will utilize $12 million of federal net operating loss carryforwards to offset the transition tax that it expects it will incur. The Company is currently working to complete various earnings and profits analyses to finalize its estimate. The reduction in the corporate tax rate did not impact the Company’s results of operations or financial position because the income tax benefit from the reduced rate was offset by the valuation allowance.

The global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) became effective on August 1, 2018. The Company is reviewing the proposed guidance that was issued by the Internal Revenue Service in September 2018. As a result of its fully-valued net operating losses in the United States, the Company does not anticipate any material impact on its tax provision as a result of GILTI. The Company currently believes there will be no impact from the BEAT.

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

Note 18—Recently Issued Accounting Standards Not Yet Adopted

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

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2018.

Overview

We are a multinational company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom & Payment Services and net2phone (formerly net2phone-Unified Communications as a Service, or UCaaS). Our Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. Our net2phone segment is comprised of (1) cloud-based private branch exchange, or PBX, services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. Operating segments not reportable individually are included in All Other.

On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. The disposition of Rafael did not meet the criteria to be reported as a discontinued operation and accordingly, Rafael’s assets, liabilities, results of operations and cash flows have not been reclassified. At the time of the Rafael Spin-Off, Rafael owned the commercial real estate assets and interests in two clinical stage pharmaceutical companies that we previously held. The commercial real estate holdings consisted of our headquarters building and its associated public garage in Newark, New Jersey, an office/data center building in Piscataway, New Jersey and a portion of a building in Israel that hosts offices for us and certain affiliates. The pharmaceutical holdings included debt interests and warrants in Rafael Pharmaceuticals, Inc., which is a clinical stage, oncology-focused pharmaceutical company committed to the development and commercialization of therapies that exploit the metabolic differences between normal cells and cancer cells, and a majority equity interest in Lipomedix Pharmaceuticals Ltd., a pharmaceutical development company based in Israel. In addition, prior to the Rafael Spin-Off, we transferred assets to Rafael such that, at the time of the Rafael Spin-Off, Rafael had $42.3 million in cash, cash equivalents, and marketable securities, plus approximately $6 million in hedge fund and other investments.

We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The leases expire in April 2025. In the three months ended October 31, 2018, we incurred rent expense of $0.4 million in connection with the Rafael leases.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for fiscal 2018. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets, income taxes and regulatory agency fees, and direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for fiscal 2018.

Recently Issued Accounting Standards Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases. The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt the new standard on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. We are evaluating the impact that the new standard will have on our consolidated financial statements.

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

Results of Operations

Three Months Ended October 31, 2018 Compared to Three Months Ended October 31, 2017

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

We have modified the way we report our business verticals within our Telecom & Payment Services and net2phone segments to align more closely with our business strategy and operational structure.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

We applied ASC 606 to those contracts that were not completed as of August 1, 2018. For incomplete contracts that were modified before August 1, 2018, we elected to use the practical expedient available under the modified retrospective method, which allows us to aggregate the effect of all modifications when identifying satisfied and unsatisfied performance obligations, determining the transaction price and allocating transaction price to the satisfied and unsatisfied performance obligations for the modified contract at transition. Results for the reporting periods beginning after August 1, 2018 are presented under ASC 606, while prior period results are not adjusted and continue to be reported in accordance with historic accounting under ASC Topic 605.

We adopted ASC 606 as of August 1, 2018, using the modified retrospective method. As this method requires that the cumulative effect of initially applying ASC 606 be recognized at the date of adoption, at August 1, 2018, we recorded an $8.6 million reduction to “Deferred revenue”, with an offsetting reduction to “Accumulated deficit”, for the cumulative effect of the adoption. This adjustment related to the change in accounting for breakage primarily from our Boss Revolution international calling service, traditional calling cards, and international and domestic mobile top-up. A customer’s nonrefundable prepayment gives the customer a right to receive a good or service in the future (and obliges us to stand ready to transfer a good or service). However, customers may not exercise all of their contractual rights. Those unexercised rights are referred to as breakage. Prior to the adoption of ASC 606, we recorded breakage revenue when the likelihood of the customer exercising its remaining rights became remote. We generally deemed the likelihood remote after 12 or 24 months of no activity. Per ASC 606, if an entity expects to be entitled to a breakage amount, the entity should recognize the expected breakage amount as revenue in proportion to the pattern of rights exercised by the customer, but only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the breakage is subsequently resolved. We determined that $8.6 million included in our opening balance of “Deferred revenue” would have been recognized as breakage revenue under ASC 606 in prior periods, and accordingly, recorded the cumulative effect adjustment as of August 1, 2018.

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 97.1% and 97.8% of our total revenues in the three months ended October 31, 2018 and 2017, respectively, markets and distributes the following communications and payment services:

●	Core includes our three largest communications and payments offerings by revenue: Boss Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the U.S., Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, as well as messaging and data credits to friends and family overseas and domestically. Core also includes several smaller communications and payments offerings; and

●	Growth, which is comprised of National Retail Solutions’ retailer point-of-sale, or POS, terminal-based services and Boss Revolution international money transfer service. International money transfers are generated by direct-to-consumer transfers initiated on the BOSS Revolution Money app or through the Boss Revolution website as well as transfers initiated through an authorized agent or retailer.

	Three months ended October 31,		Change
	2018	2017	$	%
	(in millions)
Revenues	$351.8	$385.1	$(33.3)	(8.6)%
Direct cost of revenues	301.6	334.0	(32.4)	(9.7)
Selling, general and administrative	40.9	42.3	(1.4)	(3.3)
Depreciation and amortization	4.0	4.0	—	2.1
Severance	—	0.4	(0.4)	(100.0)

Income from operations	$5.3	$4.4	$0.9	19.1%

Revenues. Telecom & Payment Services’ revenues and minutes of use for the three months ended October 31, 2018 and 2017 consisted of the following:

	Three months ended October 31,		Change
	2018	2017	$/#	%
	(in millions)
Core Operations:
Boss Revolution Calling	$123.5	$132.2	$(8.7)	(6.6)%
Carrier Services	142.2	168.8	(26.6)	(15.8)
Mobile Top-Up	65.3	61.5	3.8	6.3
Other	14.6	18.0	(3.4)	(19.0)
Growth	6.2	4.6	1.6	35.5

Total revenues	$351.8	$385.1	$(33.3)	(8.6)%

Minutes of use
Boss Revolution Calling	1,108	1,263	(155)	(12.2)%
Carrier Services	4,508	5,141	(633)	(12.3)

Revenues and minutes of use from our Boss Revolution calling service decreased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 in line with expectations. Our Boss Revolution calling service continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018. Over the long-term, we expect that Carrier Services will continue to be impacted as communications globally transition away from traditional international long-distance voice operators. However, Carrier Services’ minutes of use and revenues will likely continue to fluctuate significantly from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Revenues from our international and domestic mobile top-up service increased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 due to growth from new mobile partners and diversification of our mobile top-up offerings.

Revenues from our growth initiatives increased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018. Revenues from the Boss Revolution money transfer service through direct-to-consumer channels increased 162% in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 due to expansion of our global disbursement network. Direct-to-consumer channels now contribute the vast majority of our money transfer revenue. National Retail Solutions’ revenues increased 69% in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 as its POS network has achieved sufficient scale to enable new revenue sources that supplement the monthly recurring fees generated by the use of its terminals. These emerging services include out-of-home advertising through the terminals’ consumer facing screen, retail analytics, and credit card processing.

	Three months ended October 31,
	2018	2017	Change
Telecom & Payment Services
Direct cost of revenues as a percentage of revenues	85.7%	86.7%	(1.0)%

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 primarily due to decreases in Carrier Services’ and Boss Revolution calling service’s direct cost of revenues in the three months ended October 31, 2018 compared to the similar period in fiscal 2018, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three months ended October 31, 2018 compared to the similar period in fiscal 2018. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 100 basis points in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 primarily due to the continued migration of Boss Revolution calling customers to the direct-to-consumer channel and, in Carrier Services, by a shift to higher margin traffic resulting from the implementation of an outsourcing agreement in a key calling corridor.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment decreased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 primarily due to a decrease in employee compensation, partially offset by an increase in marketing expense. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 11.6% from 11.0% in the three months ended October 31, 2018 and 2017, respectively.

Depreciation and Amortization. Depreciation and amortization expense was substantially unchanged in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 as more of our property, plant and equipment became fully depreciated, offset by increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Severance. In the three months ended October 31, 2017, Telecom & Payment Services completed an adjustment to its workforce and incurred severance expense of $0.4 million.

net2phone Segment

Our net2phone segment, which represented 2.9% and 2.0% of our total revenues in the three months ended October 31, 2018 and 2017, respectively, comprises two verticals:

●	net2phone-UCaaS is a rapidly growing, global unified cloud communications offering for business.

●	net2phone-Platform Services includes other offerings leveraging a common technology platform to provide cable telephony and other voice services.

	Three months ended October 31,		Change
	2018	2017	$	%
	(in millions)
Revenues	$10.5	$7.8	$2.7	34.4%
Direct cost of revenues	3.0	2.5	0.5	21.3
Selling, general and administrative	7.4	4.7	2.7	57.8
Depreciation	1.6	1.3	0.3	21.1

Loss from operations	$(1.5)	$(0.7)	$(0.8)	(122.6)%

Revenues. net2phone’s revenues in the three months ended October 31, 2018 and 2017 consisted of the following:

	Three months ended October 31,		Change
	2018	2017	$	%
	(in millions)

net2phone-UCaaS	$4.8	$2.4	$2.4	100.4%
net2phone-Platform Services	5.7	5.4	0.3	5.0

Total revenues	$10.5	$7.8	$2.7	34.4%

net2phone-UCaaS’s revenues increased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 driven by the expansion of its U.S. channel partner network and growth in South American markets. In August 2018, net2phone-UCaaS launched its service in Mexico, and on September 14, 2018, net2phone-UCaaS entered the Canadian market through its acquisition of Versature Corp., a software as a service, or SaaS, business communications solutions and hosted voice over Internet Protocol, or VoIP, provider. Versature contributed $0.7 million in revenue in the three months ended October 31, 2018 after its acquisition.

During the three months ended October 31, 2018, net2phone initiated beta deployment of a new proprietary platform that integrates voice, text, messaging and web chat services across devices. net2phone expects that the unified communications functionality afforded by the new platform will become a key driver of customer acquisitions and increased average revenue per user following its full platform deployment in calendar 2019.

	Three months ended October 31,		Change
	2018	2017
net2phone
Direct cost of revenues as a percentage of revenues	29.0%	32.1%	(3.1)%

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 primarily because of an increase in the direct cost of revenues in net2phone-UCaaS, partially offset by a decrease in the direct cost of revenues in net2phone-Platform Services. Direct cost of revenues as a percentage of revenues decreased 310 basis points in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 because of decreases in direct cost of revenues as a percentage of revenues in both net2phone-UCaaSand net2phone-Platform Services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 due to increases in employee compensation and consulting expense, as well as a decrease in the amount of costs of consultants and employees developing internal use software that was capitalized. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 70.5% and 60.1% in the three months ended October 31, 2018 and 2017, respectively.

Depreciation. The increase in depreciation expense in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Operating segments not reportable individually are included in All Other, which included the real estate holdings and other investments that were included in the Rafael Spin-Off.

	Three months ended October 31,		Change
	2018	2017	$	%
	(in millions)
Revenues	$—	$0.7	$(0.7)	(100.0)%
Direct cost of revenues	—	—	—	—
Selling, general and administrative	—	0.8	(0.8)	(100.0)
Depreciation	—	0.4	(0.4)	(100.0)

Loss from operations	$—	$(0.5)	$0.5	100.0%

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

Selling, General and Administrative. Selling, general and administrative expense in the three months ended October 31, 2017 primarily included expenses related to Rafael and its commercial real estate.

Corporate

	Three months ended October 31,		Change
	2018	2017	$	%
	(in millions)
General and administrative expenses	$2.3	$2.3	$—	(0.7)%
Other operating expense	0.2	0.8	(0.6)	(75.0)

Loss from operations	$2.5	$3.1	$(0.6)	(20.3)%

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

General and Administrative. Corporate general and administrative expense was substantially unchanged in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 primarily because a decrease in legal fees was mostly offset by an increase in employee compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.6% in both the three months ended October 31, 2018 and 2017.

Other Operating Expense. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In the three months ended October 31, 2018 and 2017, we incurred legal fees of $0.2 million and $0.8 million, respectively, related to the Straight Path stockholders’ putative class action and derivative complaint (see Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q).

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.4 million and $0.8 million in the three months ended October 31, 2018 and 2017, respectively. At October 31, 2018, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $1.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended October 31,		Change
	2018	2017	$	%
	(in millions)
Income from operations	$1.3	$0.1	$1.2	nm
Interest income, net	0.1	0.3	(0.2)	(70.2)%
Other expense, net	(1.3)	(0.8)	(0.5)	(63.3)
Provision for income taxes	(1.2)	(1.4)	0.2	16.0

Net loss	(1.1)	(1.8)	0.7	36.1
Net income attributable to noncontrolling interests	(0.3)	(0.3)	—	(2.0)

Net loss attributable to IDT Corporation	$(1.4)	$(2.1)	$0.7	30.7%

nm—not meaningful

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2018	2017
	(in millions)
Foreign currency transaction losses	$(1.2)	$(0.7)
Loss on investments	—	(0.1)
Other	(0.1)	—

Total other expense, net	$(1.3)	$(0.8)

Provision for Income Taxes. The change in income tax expense in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 was generally due to the differences in rates in the jurisdictions where the results were recorded.

On December 22, 2017, the U.S. government enacted “An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018”, which is commonly referred to as “The Tax Cuts and Jobs Act,” or the Tax Act. The Tax Act reduces the U.S. federal statutory corporate tax rate from 35.0% to 21.0% effective January 1, 2018, requires companies to pay a one-time repatriation tax, or transition tax, on earnings of certain foreign subsidiaries that were previously tax deferred, and makes other changes to the U.S. income tax code. Due to our July 31 fiscal year-end, the lower corporate income tax rate is phased in, resulting in a blended U.S. federal statutory tax rate of approximately 26.9% for our fiscal 2018, and 21.0% for our fiscal years thereafter.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118, or SAB 118, expressing its views regarding Topic 740, Income Taxes, in the reporting period that includes the enactment date of the Tax Act. SAB 118 recognizes that a registrant’s review of certain income tax effects of the Tax Act may be incomplete at the time financial statements are issued for the reporting period that includes the enactment date, including interim periods therein. Specifically, SAB 118 allows a company to report provisional estimates in the reporting period that includes the enactment date if the company does not have the necessary information available, prepared, or fully analyzed for certain income tax effects of the Tax Act. The provisional estimates would be adjusted during a measurement period not to exceed 12 months from the enactment date of the Tax Act, at which time the accounting for the income tax effects of the Tax Act is required to be completed.

As of October 31, 2018, we had not completed our accounting for the income tax effects of the Tax Act; however, we had made a reasonable estimate of the effect on our existing AMT credit carry-over and transition tax that was recorded in fiscal 2018. The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. In fiscal 2018, we estimated that we will utilize $12 million of federal net operating loss carryforwards to offset the transition tax that we expect we will incur. We are currently working to complete various earnings and profits analyses to finalize our estimate.

We continue to review the anticipated impacts of the global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”), which became effective on August 1, 2018. We are reviewing the proposed guidance that was issued by the Internal Revenue Service in September 2018. As a result of our fully-valued net operating losses in the United States, we do not anticipate any material impact on our tax provision as a result of GILTI. We currently believe there will be no impact from the BEAT.

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

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2018 compared to the similar period in fiscal 2018 was due to the reduction in the net loss attributable to the noncontrolling interests in Rafael as a result of the Rafael Spin-Off, partially offset by a decrease in the net income attributable to the noncontrolling interests in certain IDT Telecom subsidiaries due to a decrease in the net income of these subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held on October 31, 2018 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2019.

At October 31, 2018, we had cash, cash equivalents and marketable securities of $61.8 million and a working capital deficit (current liabilities in excess of current assets) of $38.2 million. At October 31, 2018, we also had $4.8 million in investments in hedge funds, which were included in “Equity investments” in our consolidated balance sheet.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At October 31, 2018, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $15.0 million held by IDT Payment Services that was unavailable for other purposes.

On August 1, 2018, we adopted the ASU related to the classification and presentation of changes in restricted cash in the statement of cash flows. The ASU requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash or restricted cash equivalents are included with cash and cash equivalents when reconciling the beginning of the period and end of the period total amounts shown on the statement of cash flows. This ASU also effected the net cash provided by or used in operating activities.

	Three months ended October 31,
	2018	2017
	(in millions)
Cash flows provided by (used in):
Operating activities	$8.2	$(45.3)
Investing activities	(6.5)	(1.4)
Financing activities	(4.8)	(5.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(4.6)	0.6

Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(7.7)	$(51.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $69.2 million at October 31, 2018 from $72.6 million at July 31, 2018 primarily due to collections in the three months ended October 31, 2018 in excess of amounts billed during the period, and the effect of changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $45.1 million at October 31, 2018 from $55.0 million at July 31, 2018 primarily due to the $8.6 million non-cash reduction to deferred revenue, with an offsetting reduction to accumulated deficit, for the cumulative effect of the adoption of ASC 606 as of August 1, 2018. The remaining decrease was primarily due to decreases in the traditional calling cards and net2phone-Platform Services related balances.

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

In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, we deposited $11.75 million into an escrow account as security for the benefit of the telecom operator, which was included in operating activities in the accompanying consolidated statement of cash flows. In fiscal 2018, the escrow account balance was reduced to $9.2 million, which is included in “Other current assets” at October 31, 2018 and July 31, 2018 in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Investing Activities

Our capital expenditures were $4.5 million and $5.3 million in the three months ended October 31, 2018 and 2017, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending October 31, 2019 will be $19 million to $22 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a SaaS business communications solutions and hosted VoIP provider serving the Canadian market. The acquisition expands our SaaS business in Canada. The cash paid for the acquisition net of cash acquired was $5.5 million.

On October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in the three months ended October 31, 2017.

Purchases of marketable securities were nil and $15.7 million in the three months ended October 31, 2018 and 2017, respectively. Proceeds from maturities and sales of marketable securities were $3.4 million and $19.6 million in the three months ended October 31, 2018 and 2017, respectively.

Financing Activities

In the three months ended October 31, 2017, we paid cash dividends of $0.19 per share on our Class A common stock and Class B common stock, or $4.7 million in total. In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as invest in our growth business initiatives.

We distributed cash of $0.3 million and $0.4 million in the three months ended October 31, 2018 and 2017, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

At the time of the acquisition in September 2018, Versature had financing-related other liabilities of $0.7 million. During the period from the acquisition to October 31, 2018, we repaid $0.6 million of these liabilities.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. In the three months ended October 31, 2018, we repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. There were no repurchases under the program in the three months ended October 31, 2017. At October 31, 2018, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2017, we paid $23,000 to repurchase 1,668 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. There were no repurchases from employees in the three months ended October 31, 2018.

As of October 31, 2018, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2019. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the line of credit, including IDT Telecom may not pay any dividend on its capital stock.

Other Sources and Uses of Resources

On April 16, 2018, our Board of Directors and its Corporate Governance Committee approved an arrangement with Howard S. Jonas related to the purchase of shares of our Class B common stock by Mr. Jonas. Under the arrangement, Mr. Jonas has agreed to purchase 2,546,689 shares of our Class B common stock at a price per share of $5.89, which was the closing price for the Class B common stock on the New York Stock Exchange on April 16, 2018 (the last closing price before approval of the arrangement) for an aggregate purchase price of $15 million. The arrangement is subject to approval of our stockholders at the annual meeting on December 13, 2018. Mr. Jonas has agreed to vote in favor of the arrangement when it is submitted to the stockholders. On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price. The purchase price will be reduced by approximately $0.2 million, which is the amount of dividends paid on 2,546,689 shares of our Class B common stock whose record date was between April 16, 2018 and the issuance of the shares. The remainder of the purchase price, or $13.3 million, will be payable following approval of our stockholders, and the shares will be issued upon payment in full.

On June 22, 2017, IDT Telecom entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, or IDTFS Holding, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDTFS Holding is the sole shareholder of IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank. The sale was subject to regulatory approval and other conditions. On October 25, 2018, JAR Fintech Limited notified us that it considers the agreement terminated by the effluxion of time. All parties have indicated that they remain interested in consummating a transaction regarding the sale of IDTFS Holding and are working toward that goal while continuing to pursue the required regulatory approvals. The parties are negotiating certain changes to the terms of the sale.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at October 31, 2018:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$19.1	$5.2	$6.7	$4.1	$3.1
Purchase commitments (1)	27.2	27.2	—	—	—

Total contractual obligations (2)	$46.3	$32.4	$6.7	$4.1	$3.1

(1)	Purchase commitments include the aggregate commitment under the Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(2)	The above table does not include an aggregate of $16.5 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

In connection with our spin-off of Straight Path, in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2018, we had aggregate performance bonds of $16.5 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 35% and 33% of our consolidated revenues for the three months ended October 31, 2018 and 2017, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. As of October 31, 2018, the carrying value of our marketable securities and investments in hedge funds was $2.5 million and $4.8 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2018	551,669	$5.25	551,669	7,080,847
September 1–30, 2018	135,198	$5.27	135,198	6,945,649
October 1–31, 2018	42,243	$5.29	42,243	6,903,406

Total	729,110	$5.26	729,110

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

December 10, 2018	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

December 10, 2018	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)