Form 10-Q
period 2019-01-31
IDT CORP
filed 2019-03-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes ☐    No  ☒

As of March 7, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,708,627 shares outstanding (excluding 905,947 treasury shares)

IDT CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31, 2019	July 31, 2018
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$74,445	$68,089
Debt securities	1,051	5,612
Trade accounts receivable, net of allowance for doubtful accounts of $3,037 at January 31, 2019 and $3,166 at July 31, 2018	50,164	69,481
Prepaid expenses	20,432	19,550
Other current assets	28,078	28,877
Assets held for sale	167,083	137,272
Total current assets	341,253	328,881
Property, plant and equipment, net	36,186	36,068
Goodwill	11,273	11,315
Other intangibles, net	4,150	306
Equity investments	7,754	6,633
Deferred income tax assets, net	2,882	5,668
Other assets	6,680	5,020
Assets held for sale	5,962	5,706
Total assets	$416,140	$399,597

Liabilities and equity
Current liabilities:
Trade accounts payable	$35,288	$45,124
Accrued expenses	119,206	129,818
Deferred revenue	41,352	55,003
Other current liabilities	6,557	8,269
Liabilities held for sale	159,248	128,770
Total current liabilities	361,651	366,984
Other liabilities	853	768
Liabilities held for sale	433	542
Total liabilities	362,937	368,294
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2019 and July 31, 2018	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,611 and 25,594 shares issued and 24,705 and 22,872 shares outstanding at January 31, 2019 and July 31, 2018, respectively	256	256
Additional paid-in capital	271,959	294,047
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 906 and 2,722 shares of Class B common stock at January 31, 2019 and July 31, 2018, respectively	(51,727)	(85,597)
Accumulated other comprehensive loss	(4,455)	(4,972)
Accumulated deficit	(163,366)	(173,103)
Total IDT Corporation stockholders’ equity	52,700	30,664
Noncontrolling interests	503	639
Total equity	53,203	31,303
Total liabilities and equity	$416,140	$399,597

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands, except per share data)

Revenues	$349,473	$395,883	$711,789	$789,438
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	291,178	337,229	595,870	673,738
Selling, general and administrative (i)	50,900	52,358	101,452	102,429
Depreciation and amortization	5,762	5,735	11,357	11,408
Severance	—	195	—	635
Total costs and expenses	347,840	395,517	708,679	788,210
Other operating expense, net	(90)	(846)	(285)	(1,625)
Income (loss) from operations	1,543	(480)	2,825	(397)
Interest income, net	186	286	295	648
Other income (expense), net	496	370	(853)	(456)
Income (loss) before income taxes	2,225	176	2,267	(205)
(Provision for) benefit from income taxes	(1,736)	1,514	(2,926)	99
Net income (loss)	489	1,690	(659)	(106)
Net income attributable to noncontrolling interests	(300)	(174)	(601)	(470)
Net income (loss) attributable to IDT Corporation	$189	$1,516	$(1,260)	$(576)
Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.01	$0.06	$(0.05)	$(0.02)
Diluted	$0.01	$0.06	$(0.05)	$(0.02)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	24,816	24,643	24,323	24,635
Diluted	24,821	24,724	24,323	24,635
(i) Stock-based compensation included in selling, general and administrative expenses	$467	$987	$880	$1,797

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$489	$1,690	$(659)	$(106)
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	3	(120)	1	(150)
Foreign currency translation adjustments	(41)	330	483	(38)
Other comprehensive (loss) income	(38)	210	484	(188)
Comprehensive income (loss)	451	1,900	(175)	(294)
Comprehensive income attributable to noncontrolling interests	(300)	(174)	(601)	(470)
Comprehensive income (loss) attributable to IDT Corporation	$151	$1,726	$(776)	$(764)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended January 31, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2018 (see Note 2)	$33	$256	$294,460	$(89,451)	$(4,417)	$(163,555)	$601	$37,927
Sale of Class B common stock to Howard S. Jonas	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	467	—	—	—	—	467
Distributions to noncontrolling interests	—	—	—	—	—	—	(398)	(398)
Other comprehensive loss	—	—	—	—	(38)	—	—	(38)
Net income	—	—	—	—	—	189	300	489
BALANCE AT JANUARY 31, 2019	$33	$256	$271,959	$(51,727)	$(4,455)	$(163,366)	$503	$53,203

	Six Months Ended January 31, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2018	$33	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition (see Note 2)	—	—	—	—	—	9,857	—	9,857
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	—	—	—	—	33	1,140	—	1,173
BALANCE AT AUGUST 1, 2018	33	256	294,047	(85,597)	(4,939)	(162,106)	639	42,333
Repurchases of Class B common stock through repurchase program	—	—	—	(3,854)	—	—	—	(3,854)
Sale of Class B common stock to Howard S. Jonas	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	880	—	—	—	—	880
Distributions to noncontrolling interests	—	—	—	—	—	—	(737)	(737)
Other comprehensive income	—	—	—	—	484	—	—	484
Net loss	—	—	—	—	—	(1,260)	601	(659)
BALANCE AT JANUARY 31, 2019	$33	$256	$271,959	$(51,727)	$(4,455)	$(163,366)	$503	$53,203

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited) — Continued

	Three Months Ended January 31, 2018 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2017	$33	$256	$395,272	$(83,327)	$(2,741)	$(170,182)	$8,739	$148,050
Dividends declared ($0.19 per share)	—	—	—	—	—	(4,720)	—	(4,720)
Restricted Class B common stock purchased from employees	—	—	—	(38)	—	—	—	(38)
Transfer of right to receive equity to Howard S. Jonas	—	—	—	—	—	—	(40)	(40)
Consolidation of Lipomedix Pharmaceuticals Ltd.	—	—	—	—	—	—	558	558
Stock-based compensation	—	—	987	—	—	—	—	987
Distributions to noncontrolling interests	—	—	—	—	—	—	(337)	(337)
Other comprehensive income	—	—	—	—	210	—	—	210
Net income	—	—	—	—	—	1,516	174	1,690
BALANCE AT JANUARY 31, 2018	$33	$256	$396,259	$(83,365)	$(2,531)	$(173,386)	$9,094	$146,360

	Six Months Ended January 31, 2018 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2017	$33	$256	$394,462	$(83,304)	$(2,343)	$(163,370)	$8,823	$154,557
Dividends declared ($0.38 per share)	—	—	—	—	—	(9,440)	—	(9,440)
Restricted Class B common stock purchased from employees	—	—	—	(61)	—	—	—	(61)
Transfer of right to receive equity to Howard S. Jonas	—	—	—	—	—	—	(40)	(40)
Consolidation of Lipomedix Pharmaceuticals Ltd.	—	—	—	—	—	—	558	558
Stock-based compensation	—	—	1,797	—	—	—	—	1,797
Distributions to noncontrolling interests	—	—	—	—	—	—	(717)	(717)
Other comprehensive loss	—	—	—	—	(188)	—	—	(188)
Net loss	—	—	—	—	—	(576)	470	(106)
BALANCE AT JANUARY 31, 2018	$33	$256	$396,259	$(83,365)	$(2,531)	$(173,386)	$9,094	$146,360

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(659)	$(106)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	11,357	11,408
Deferred income taxes	2,785	3,212
Provision for doubtful accounts receivable	620	696
Stock-based compensation	880	1,797
Other	(78)	(68)
Change in assets and liabilities:
Trade accounts receivable	17,333	(4,568)
Prepaid expenses, other current assets and other assets	79	(15,109)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(18,288)	(20,347)
Customer deposits at IDT Financial Services Limited, our Gibraltar-based bank	29,015	4,481
Deferred revenue	(4,997)	(4,710)
Net cash provided by (used in) operating activities	38,047	(23,314)
Investing activities
Capital expenditures	(9,396)	(10,931)
Payment for acquisition, net of cash acquired	(5,453)	—
Proceeds from redemption of investments	1,000	—
Cash used for purchase of investments	(500)	—
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	—	6,000
Purchase of IP Interest from Straight Path Communications Inc.	—	(6,000)
Purchases of marketable securities	—	(19,797)
Proceeds from maturities and sales of marketable securities	4,555	31,610
Net cash (used in) provided by investing activities	(9,794)	882
Financing activities
Dividends paid	—	(9,440)
Distributions to noncontrolling interests	(737)	(717)
Proceeds from sale of Class B common stock to Howard S. Jonas	13,272	—
Repayment of other liabilities acquired.	(615)	—
Proceeds from borrowings under revolving credit facility	3,000	19,080
Repayments of borrowings under revolving credit facility	(3,000)	(19,080)
Repurchases of Class B common stock	(3,870)	(61)
Net cash provided by (used in) financing activities	8,050	(10,218)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(236)	9,490
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	36,067	(23,160)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	203,197	211,963
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$239,264	$188,803

Supplemental schedule of non-cash financing activities
Howard S. Jonas’ advance payment used for sale of Class B common stock	$1,500	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019. The balance sheet at July 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2019 refers to the fiscal year ending July 31, 2019).

Note 2—Revenue Recognition

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as "ASC 606"). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

Corrected Cumulative Effect Adjustment

ASC 606 changed the accounting for costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers are deferred and amortized consistent with the transfer of the related good or service. In the second quarter of fiscal 2019, the Company determined that the cumulative effect of initially applying ASC 606 to defer these costs related to its net2phone-UCaaS business was $1.3 million. Accordingly, the Company corrected its cumulative effect adjustment as of August 1, 2018 and recorded an increase in “Other current assets” of $0.6 million and an increase in “Other assets” of $0.7 million, with an offsetting reduction to “Accumulated deficit” of $1.3 million.

Breakage Revenue: Methods, Inputs and Assumptions

The Company’s inputs for recording breakage revenue was its aging of the deferred revenue balance for its Boss Revolution international calling service, traditional calling cards, international and domestic mobile top-up, and other revenue streams with deferred revenue balances. Upon the adoption of ASC 606, the Company’s method changed to an estimate of expected breakage revenue by revenue stream recorded each month, based on inputs and assumptions about usage of the deferred revenue balances. The Company used its historical deferred revenue usage data by revenue stream to calculate the percentage of deferred revenue by month that will become breakage. The historical data indicated that customers utilize a very high percentage of minutes purchased in the first three months. The Company reviews its estimates quarterly based on updated data and adjusts the monthly estimates accordingly.

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The Company has two reportable business segments, Telecom & Payment Services and net2phone (formerly net2phone-Unified Communications as a Service (“UCaaS”)). The Telecom & Payment Services segment markets and distributes the following communications and payment services: (1) retail communications, which includes international long-distance calling products primarily to foreign-born communities, with its core markets in the United States; (2) wholesale carrier services terminating international long distance calls around the world for Tier 1 fixed line and mobile network operators, as well as other service providers; and (3) payment services, such as international and domestic mobile top-up, domestic bill payment and international money transfer, and National Retail Solutions, the Company’s merchant services offerings through point-of-sale terminals. The net2phone segment is comprised of (1) cloud-based communications services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) Session Initiation Protocol (“SIP”) trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony.

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

Boss Revolution international calling service direct-to-consumers

Boss Revolution international calling service direct-to-consumers is offered on a pay-as-you-go basis or in unlimited plans. The customer prepays for service in both cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute that includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand ready obligation to provide service over time for an agreed upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term, the Company recognizes revenue over a period of time as the service is rendered. The Company uses an output method as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

Boss Revolution international calling service sold through distributors and retailers

Boss Revolution international calling service sold through distributors and retailers is the same service as Boss Revolution international calling service direct-to-consumers. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors is less than the end user rate for Boss Revolution international calling service minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell the Boss Revolution international calling service on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive renewal commissions when certain end users subsequently purchase minutes directly from the Company. Renewal commission payments are accounted for as a reduction of the transaction price over time as the end user uses the service.

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

The Company enters into Notification of Reciprocal Transmission (“NORT”) transactions, in which the Company commits to purchase a specific number of wholesale carrier minutes to other specific destinations at specified rates, and the counterparty commits to purchase from the Company a specific number of minutes to specific destinations at specified rates. The number of minutes purchased and sold is not necessarily the same. The rates in these reciprocal transactions are generally not at prevailing market rates, and the amounts paid to the counterparty in excess of market rates are reflected as a reduction in revenue received from the customer. The initial terms of NORT contracts generally range from one month to six months. Since the arrangements include the promise of minimum guaranteed amounts of traffic, the performance obligation represents a stand ready obligation to provide the specified number of minutes over the contractual term. Since the Company’s satisfaction of its performance obligation of routing calls to their destination includes a minimum guaranteed amount of traffic, the Company recognizes revenue over a period of time as the service is rendered. The customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The Company uses an output method as the usage of minutes occur because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

Disaggregated Revenues

The Company’s core operations are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s Telecom & Payment Services’ growth initiatives and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the core assets, and revenue in some cases is recognized over time.

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Core Operations:
Boss Revolution Calling	$122,146	$131,621	$245,659	$263,805
Carrier Services	127,896	170,804	270,118	339,634
Mobile Top-Up	64,276	62,131	129,623	123,615
Other	16,603	17,480	31,197	35,509
Growth	7,029	5,029	13,202	9,585
Total Telecom & Payment Services	337,950	387,065	689,799	772,148
net2phone-UCaaS	6,027	3,233	10,832	5,630
net2phone-Platform Services	5,496	5,066	11,158	10,457
Total net2phone	11,523	8,299	21,990	16,087
All Other	—	519	—	1,203
Total	$349,473	$395,883	$711,789	$789,438

The following tables show the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Three Months Ended January 31, 2019
United States	$225,706	$8,094	$—	$233,800
Outside the United States:
United Kingdom	49,075	8	—	49,083
Netherlands	48,057	—	—	48,057
Other	15,112	3,421	—	18,533
Total outside the United States	112,244	3,429	—	115,673
Total	$337,950	$11,523	$—	$349,473

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Three Months Ended January 31, 2018
United States	$265,072	$6,463	$519	$272,054
Outside the United States:
United Kingdom	54,782	—	—	54,782
Netherlands	47,152	—	—	47,152
Other	20,059	1,836	—	21,895
Total outside the United States	121,993	1,836	—	123,829
Total	$387,065	$8,299	$519	$395,883

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Six Months Ended January 31, 2019
United States	$453,596	$16,024	$—	$469,620
Outside the United States:
United Kingdom	103,467	16	—	103,483
Netherlands	98,979	—	—	98,979
Other	33,757	5,950	—	39,707
Total outside the United States	236,203	5,966	—	242,169
Total	$689,799	$21,990	$—	$711,789

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Six Months Ended January 31, 2018
United States	$522,269	$12,443	$1,203	$535,915
Outside the United States:
United Kingdom	115,313	—	—	115,313
Netherlands	96,861	—	—	96,861
Other	37,705	3,644	—	41,349
Total outside the United States	249,879	3,644	—	253,523
Total	$772,148	$16,087	$1,203	$789,438

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,	Six Months Ended January 31,
	2019	2019
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$16,488	$18,624

Deferred Customer Contract Acquisition and Fulfillment Costs

ASC 606 changed the accounting for costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers are deferred and amortized consistent with the transfer of the related good or service. The Company’s incremental costs of obtaining a customer contract are sales commissions paid to acquire customers. For Telecom & Payment Services, the Company applies the practical expedient whereby the Company primarily charges these costs to expense when incurred because the amortization period would be one year or less for the asset that would have been recognized from deferring these costs. For net2phone-UCaaS sales, employees and third parties receive commissions on sales to end users. The Company amortizes the deferred costs over the expected life of the contract with the customer when the contract is expected to exceed one year.

Note 3—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

On August 1, 2018, the Company adopted ASU No. 2016-18, Statement of Cash Flows (Topic 230), related to the classification and presentation of changes in restricted cash in the statement of cash flows. The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	January 31, 2019	July 31, 2018
	(in thousands)
Cash and cash equivalents	$74,445	$68,089
Restricted cash included in other current assets	566	285
Cash and cash equivalents included in current assets held for sale (see Note 4)	5,372	5,892
Restricted cash and cash equivalents included in current assets held for sale (see Note 4)	158,881	128,931
Total cash, cash equivalents, and restricted cash and cash equivalents	$239,264	$203,197

Note 4—IDT Financial Services Holding Limited Assets and Liabilities Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom (“IDTFS Holding”), to JAR Fintech. IDTFS Holding is the sole shareholder of IDT Financial Services Limited (“IDTFS”), a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The sale was subject to regulatory approval and other conditions. On October 25, 2018, JAR Fintech notified the Company that it considers the agreement terminated by the effluxion of time. All parties have indicated that they remain interested in consummating a transaction regarding the sale of IDTFS Holding, provided that they are waiting until there is greater certainty around the effects of Brexit on IDTFS Holding, to negotiate certain changes to the terms of the sale.

The proposed sale of IDTFS Holding did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows have not been reclassified. The IDTFS Holding assets and liabilities held for sale included the following:

	January 31, 2019	July 31, 2018
	(in thousands)
Current assets held for sale:
Cash and cash equivalents	$5,372	$5,892
Restricted cash and cash equivalents	158,881	128,931
Trade accounts receivable, net of allowance for doubtful accounts of $1,715 and $2,192 at January 31, 2019 and July 31, 2018, respectively	2,110	1,265
Prepaid expenses	487	1,016
Other current assets	233	168
Total current assets held for sale	$167,083	$137,272

Noncurrent assets held for sale:
Property, plant and equipment, net	$4	$12
Other intangibles, net	176	190
Other assets	5,782	5,504
Total noncurrent assets held for sale	$5,962	$5,706

Current liabilities held for sale:
Trade accounts payable	$631	$776
Accrued expenses	279	407
Deferred revenue	58	12
Customer deposits	158,272	127,571
Other current liabilities	8	4
Total current liabilities held for sale	$159,248	$128,770

Noncurrent liabilities held for sale:
Other liabilities	$433	$542
Total noncurrent liabilities held for sale	$433	$542

IDTFS Holding is included in the Telecom & Payment Services segment. IDTFS Holding’s loss before income taxes and loss before income taxes attributable to the Company, which is included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Loss before income taxes	$(437)	$(559)	$(470)	$(1,009)

Loss before income taxes attributable to IDT Corporation	$(437)	$(559)	$(470)	$(1,009)

Note 5—Acquisition of Versature Corp.

On September 14, 2018, the Company acquired 100% of the outstanding shares of Versature Corp., a software as a service (“SaaS”) business communications solutions and hosted voice over Internet Protocol (“VoIP”) provider serving the Canadian market, for cash of $5.9 million. The acquisition expands the Company’s UCaaS business into Canada. Versature’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows (in thousands):

Trade accounts receivable	$370
Prepaid expenses	65
Property, plant and equipment	1,826
Non-compete agreement	600
Customer relationships	2,930
Tradename	490
Other assets	486
Trade accounts payable	(81)
Accrued expenses	(523)
Other liabilities	(710)
Net assets excluding cash acquired	$5,453

Supplemental information:
Cash paid	$5,870
Cash acquired	(417)
Total consideration, net of cash acquired	$5,453

The following table presents unaudited pro forma information of the Company as if the acquisition occurred on August 1, 2017:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Revenues	$349,473	$397,362	$712,673	$792,284

Net income (loss)	$489	$1,641	$(867)	$(319)

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

Rafael’s loss before income taxes and loss before income taxes attributable to the Company, which was included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Loss before income taxes	$—	$(680)	$—	$(1,220)

Loss before income taxes attributable to IDT Corporation	$—	$(548)	$—	$(1,046)

Note 7—Debt Securities

The following is a summary of marketable debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
January 31, 2019:
U.S. Treasury notes	$749	$—	$—	$749
Municipal bonds	302	—	—	302
Total	$1,051	$—	$—	$1,051

July 31, 2018:
Certificates of deposit*	$3,032	$—	$—	$3,032
U.S. Treasury notes	1,693	—	(1)	1,692
Municipal bonds	888	—	—	888
Total	$5,613	$—	$(1)	$5,612

*	Each of the Company’s certificates of deposit had a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Equity securities with a fair value of $0.4 million at July 31, 2018 were reclassified to “Other current assets” to conform to the current year presentation (see Note 8).

Proceeds from maturities and sales of available-for-sale securities were $1.2 million and $12.1 million in the three months ended January 31, 2019 and 2018, respectively, and $4.6 million and $31.6 million in the six months ended January 31, 2019 and 2018, respectively. There were no gross realized gains that were included in earnings as a result of sales in the three and six months ended January 31, 2019 and 2018. There were no gross realized losses that were included in earnings as a result of sales in the three and six months ended January 31, 2019. The gross realized losses that were included in earnings as a result of sales were $16,000 and $9,000 in the three and six months ended January 31, 2018, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2019 were as follows:

Fair Value
(in thousands)
Within one year	$1,051
After one year through five years	—
After five years through ten years	—
After ten years	—
Total	$1,051

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2019:
Total	$—	$—

July 31, 2018:
U.S. Treasury notes	$1	$1,692

At January 31, 2019 and July 31, 2018, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 8—Equity Investments

On August 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), that requires the Company to provide more information about recognition, measurement, presentation and disclosure of financial instruments. The ASU included, among other changes, the following: (1) equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, (2) a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values, (3) financial assets and financial liabilities will be presented separately by measurement category and form of financial asset on the balance sheet or the notes to the financial statements, and (4) an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. Entities will no longer recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception is available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient (the “measurement alternative”). These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception. At August 1, 2018, the cumulative effect of adopting this ASU was a $1.2 million increase in “Equity investments”, a $33,000 decrease in “Accumulated other comprehensive loss” and a $1.1 million decrease in “Accumulated deficit”, primarily from the measurement at fair value of the Company’s shares of Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”) and the derecognition of unrealized holding losses on equity securities classified as available-for-sale.

At January 31, 2019 and July 31, 2018, the Company owned 42,282 shares of Zedge, Inc. Class B common stock that had a fair value of $0.1 million. In addition, at January 31, 2019 and July 31, 2018, the Company owned 26,587 and 25,803 shares, respectively, of Rafael Class B common stock that had a fair value of $0.4 million and $0.2 million, respectively. The aggregate fair value of these shares was included in “Other current assets” in the accompanying consolidated balance sheets.

The changes in the carrying value of the Company’s equity investments for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31, 2019	Six Months Ended January 31, 2019
	(in thousands)
Balance, beginning of period	$3,118	$1,883
Adoption of change in accounting for equity investments	—	1,213
Adjusted balance, beginning of period	3,118	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	(71)	(49)
Redemptions	(2)	(2)
Impairments	—	—
Balance, end of period	$3,045	$3,045

In the three and six months ended January 31, 2019, the Company decreased the carrying value of its 1,830 shares of Visa Series C Preferred by $71,000 and $49,000, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current convertibility. Each share of Visa Series C Preferred is convertible into 13.886 shares of Visa Class A common stock at Visa’s option starting in June 2020 and will be convertible at the holder’s option beginning in June 2028.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Net gains recognized during the period on equity investments	$128	$3	$81	$23
Less: net gains and losses recognized during the period on equity investments redeemed during the period	—	—	—	—
Unrealized gains recognized during the period on equity investments still held at the reporting date	$128	$3	$81	$23

Note 9—Fair Value Measurements

In the first quarter of fiscal 2019, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820), that modifies the disclosure requirements for fair value measurements. The adoption of this ASU did not impact the fair value measurement disclosures in the Company’s consolidated financial statements for the three and six months ended January 31, 2019, however it may impact the Company’s fair value measurement disclosures in the future.

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2019
Debt securities	$749	$302	$—	$1,051
Equity securities included in other current assets	497	—	—	497
Equity securities included in equity investments	—	—	2,745	2,745
Total	$1,246	$302	$2,745	$4,293

July 31, 2018
Debt securities	$1,692	$3,920	$—	$5,612
Equity securities included in other current assets	360	—	—	360
Total	$2,052	$3,920	$—	$5,972

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At January 31, 2019 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and six months ended January 31, 2019 and 2018.

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$2,816	$6,300	$—	$6,300
Transfer into Level 3 from adoption of change in accounting for equity investments	—	—	2,794	—
Total losses recognized in “Other income (expense), net”	(71)	—	(49)	—
Balance, end of period	$2,745	$6,300	$2,745	$6,300

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$(71)	$—	$(49)	$—

At January 31, 2019 and July 31, 2018, the Company had $4.8 million in investments in hedge funds, which were included in “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At January 31, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Equity

Sale of Class B Common Stock to Howard S. Jonas

On December 21, 2018, the Company sold 2,546,689 shares of its Class B common stock that were held in treasury to Howard S. Jonas, the Chairman of the Board of the Company, for aggregate consideration of $14.8 million. The price per share of $5.89 was equal to the closing price of the Company’s Class B common stock on April 16, 2018, the last closing price before approval of the sale by the Company’s Board of Directors and its Corporate Governance Committee. On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price, and he paid the balance of the purchase price on December 21, 2018 after approval of the sale by the Company’s stockholders at the 2018 annual meeting of stockholders. The purchase price was reduced by approximately $0.2 million, which was the amount of dividends paid on 2,546,689 shares of the Company’s Class B common stock whose record date was between April 16, 2018 and the issuance of the shares.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. In the six months ended January 31, 2019, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. There were no repurchases under the program in the six months ended January 31, 2018. At January 31, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2019 and 2018, the Company paid $16,000 and $0.1 million, respectively, to repurchase 2,036 shares and 5,170 shares, respectively, of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

On December 13, 2018, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.1 million shares.

Note 11—Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Basic weighted-average number of shares	24,816	24,643	24,323	24,635
Effect of dilutive securities:
Stock options	—	10	—	—
Non-vested restricted Class B common stock	5	71	—	—
Diluted weighted-average number of shares	24,821	24,724	24,323	24,635

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Stock options	1,243	1,160	1,243	1,273
Non-vested restricted Class B common stock	—	—	20	191
Shares excluded from the calculation of diluted earnings per share	1,243	1,160	1,263	1,464

In the three months ended January 31, 2019 and 2018, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation.

In the six months ended January 31, 2019 and 2018, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Revolving Credit Facility

As of October 31, 2018, IDT Telecom entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2019. At January 31, 2019, there was no amount outstanding under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2018	$(34)	$(4,938)	$(4,972)
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	33	—	33
Adjusted balance, August 1, 2018	(1)	(4,938)	(4,939)
Other comprehensive income attributable to IDT Corporation	1	483	484
Balance, January 31, 2019	$—	$(4,455)	$(4,455)

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

In fiscal 2019, the Company modified the way it reports its business verticals within its Telecom & Payment Services and net2phone segments to align more closely with its business strategy and operational structure. The modification to the business verticals did not change the reportable business segments.

The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The net2phone segment is comprised of (1) cloud-based communications services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) SIP trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. Depreciation and amortization are allocated to Telecom & Payment Services and net2phone because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone	All Other	Corporate	Total
Three Months Ended January 31, 2019
Revenues	$337,950	$11,523	$—	$—	$349,473
Income (loss) from operations	6,191	(1,897)	—	(2,751)	1,543
Other operating income (expense), net	215	25	—	(330)	(90)
Three Months Ended January 31, 2018
Revenues	$387,065	$8,299	$519	$—	$395,883
Income (loss) from operations	4,450	(790)	(915)	(3,225)	(480)
Severance	195	—	—	—	195
Other operating expense	—	—	—	(846)	(846)
Six Months Ended January 31, 2019
Revenues	$689,799	$21,990	$—	$—	$711,789
Income (loss) from operations	11,460	(3,397)	—	(5,238)	2,825
Other operating income (expense), net	215	25	—	(525)	(285)
Six Months Ended January 31, 2018
Revenues	$772,148	$16,087	$1,203	$—	$789,438
Income (loss) from operations	8,873	(1,464)	(1,462)	(6,344)	(397)
Severance	605	—	—	30	635
Other operating expense	—	—	—	(1,625)	(1,625)

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

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. Following closing of the transaction, the Delaware Chancery Court denied the motion to dismiss. On February 22, 2019, the Delaware Supreme Court affirmed the denial of the motion to dismiss. The Company intends to vigorously defend this matter. In the three months ended January 31, 2019 and 2018, the Company incurred legal fees of $0.3 million and $0.2 million, respectively, and in the six months ended January 31, 2019 and 2018, the Company incurred legal fees of $0.5 million and $1.0 million, respectively, related to this putative class action, which is included in “Other operating expense, net” in the accompanying consolidated statements of operations. At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At January 31, 2019 and July 31, 2018, the Company’s accrued expenses included $45.0 million and $43.9 million, respectively, for these regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

The Company had purchase commitments of $22.9 million at January 31, 2019, including the aggregate commitment of $20.1 million under the Reciprocal Services Agreement described below.

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

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2019, the Company had aggregate performance bonds of $17.1 million outstanding.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2019 and July 31, 2018, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $13.9 million and $10.7 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 16—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2019	2018	2019	2018
	(in thousands)
Foreign currency transaction gains (losses)	$370	$169	$(835)	$(559)
Loss on sale of debt securities	—	(16)	—	(9)
Gain on investments	128	179	81	59
Other	(2)	38	(99)	53
Total other income (expense), net	$496	$370	$(853)	$(456)

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

The Company has completed its accounting for the income tax effects of the Tax Act. The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. In fiscal 2018, the Company estimated that it will utilize $12 million of federal net operating loss carryforwards to offset the transition tax that it expects it will incur. In fiscal 2019, the Company adjusted this amount to $11 million of federal net operating loss carryforwards usage. These net operating loss carryforwards have a full valuation allowance and as such there is no impact on the Company’s results of operations.

The global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) became effective on August 1, 2018. The Company reviewed the proposed guidance that was issued by the Internal Revenue Service in September 2018. As a result of its fully reserved net operating losses in the United States, the Company concluded there will be no material impact on its tax provision as a result of GILTI. The Company currently believes there will be no impact from the BEAT.

The Company anticipates that its assumptions may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions, and any additional adjustments will be made at that time.

Note 18—Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt ASC 842 on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company expects to elect to apply the ASC 842 transition provisions beginning on August 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to August 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company expects to elect the package of practical expedients for all its leases that commenced before August 1, 2019. The Company is in the process of evaluating its real estate leases, its connectivity and facility agreements for its servers and routing equipment, and its net2phone-UCaaS telephone equipment contracts. The Company expects that the adoption of ASC 842 will materially impact its balance sheet and have an immaterial impact on its results of operations.

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

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, and its subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2018, and under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the year ended July 31, 2018.

Overview

We are a multinational company with operations primarily in the telecommunications and payment industries. We have two reportable business segments, Telecom & Payment Services and net2phone (formerly net2phone-Unified Communications as a Service, or UCaaS). Our Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. Our net2phone segment is comprised of (1) cloud-based communications services offered to enterprise customers mainly through value-added resellers, service providers, telecom agents and managed service providers, (2) Session Initiation Protocol, or SIP, trunking, which supports inbound and outbound domestic and international calling from an IP PBX, and (3) cable telephony. Operating segments not reportable individually are included in All Other.

In fiscal 2019, we modified the way we report our business verticals within our Telecom & Payment Services and net2phone segments to align more closely with our business strategy and operational structure. The modification to the business verticals did not change the reportable business segments.

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

We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The leases expire in April 2025. In the three and six months ended January 31, 2019, we incurred rent expense of $0.5 million and $0.9 million, respectively, in connection with the Rafael leases.

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

Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt ASC 842on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. We expect to elect to apply the ASC 842 transition provisions beginning on August 1, 2019. Accordingly, we will continue to apply Topic 840 prior to August 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. We expect to elect the package of practical expedients for all our leases that commenced before August 1, 2019. We are in the process of evaluating our real estate leases, our connectivity and facility agreements for our servers and routing equipment, and our net2phone-UCaaS telephone equipment contracts. We expect that the adoption of ASC 842 will materially impact our balance sheet and have an immaterial impact on our results of operations.

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

Results of Operations

Three and Six Months Ended January 31, 2019 Compared to Three and Six Months Ended January 31, 2018

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as "ASC 606"). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

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

In addition, ASC 606 changed the accounting for costs to obtain and fulfill contracts with customers such that incremental costs of obtaining and direct costs of fulfilling contracts with customers are deferred and amortized consistent with the transfer of the related good or service. In the second quarter of fiscal 2019, we determined that the cumulative effect of initially applying ASC 606 to defer these costs related to our net2phone-UCaaS business was $1.3 million. Accordingly, we corrected our cumulative effect adjustment as of August 1, 2018 and recorded an increase in “Other current assets” of $0.6 million and an increase in “Other assets” of $0.7 million, with an offsetting reduction to “Accumulated deficit”, of $1.3 million.

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 96.9% and 97.8% of our total revenues in the six months ended January 31, 2019 and 2018, respectively, markets and distributes the following communications and payment services:

●	Core includes our three largest communications and payments offerings by revenue: Boss Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the U.S., Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, as well as messaging and data credits to friends and family overseas and domestically. Core also includes several smaller communications and payments offerings.

●	Growth, which is comprised of National Retail Solutions’ retailer point-of-sale, or POS, terminal-based services and Boss Revolution international money transfer service. International money transfers are generated by direct-to-consumer transfers initiated on the BOSS Revolution Money app or through the Boss Revolution website as well as transfers initiated through an authorized agent or retailer.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenues	$338.0	$387.1	$(49.1)	(12.7)%	$689.8	$772.1	$(82.3)	(10.7)%
Direct cost of revenues	(287.9)	(334.6)	(46.7)	(14.0)	(589.6)	(668.6)	(79.0)	(11.8)
Selling, general and administrative	(40.4)	(43.7)	(3.3)	(7.5)	(81.2)	(85.9)	(4.7)	(5.5)
Depreciation and amortization	(3.7)	(4.1)	(0.4)	(11.4)	(7.7)	(8.1)	(0.4)	(4.8)
Severance	—	(0.2)	(0.2)	(100.0)	—	(0.6)	(0.6)	(100.0)
Other gains, net	0.2	—	0.2	nm	0.2	—	0.2	nm
Income from operations	$6.2	$4.5	$1.7	39.1%	$11.5	$8.9	$2.6	29.2%

nm—not meaningful

Revenues. Telecom & Payment Services’ revenues and minutes of use for the three and six months ended January 31, 2019 and 2018 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$/#	%	2019	2018	$/#	%
	(in millions)
Core Operations:
Boss Revolution Calling	$122.2	$131.6	$(9.4)	(7.2)%	$245.7	$263.8	$(18.1)	(6.9)%
Carrier Services	127.9	170.8	(42.9)	(25.1)	270.1	339.6	(69.5)	(20.5)
Mobile Top-Up	64.3	62.2	2.1	3.5	129.6	123.6	6.0	4.9
Other	16.6	17.5	(0.9)	(5.0)	31.2	35.5	(4.3)	(12.1)
Growth	7.0	5.0	2.0	39.8	13.2	9.6	3.6	37.7
Total revenues	$338.0	$387.1	$(49.1)	(12.7)%	$689.8	$772.1	$(82.3)	(10.7)%

Minutes of use
Boss Revolution Calling	1,089	1,223	(134)	(11.0)%	2,197	2,485	(288)	(11.6)%
Carrier Services	4,840	5,355	(515)	(9.6)	9,348	10,496	(1,148)	(10.9)

Revenues and minutes of use from our Boss Revolution calling service decreased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 in line with expectations. Our Boss Revolution calling service continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018. Over the long-term, we expect that Carrier Services will continue to be impacted as communications globally transition away from traditional international long-distance voice operators. However, Carrier Services’ minutes of use and revenues will likely continue to fluctuate significantly from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Revenues from our international and domestic mobile top-up service increased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 due to growth from new mobile partners and diversification of our mobile top-up offerings.

Revenues from our growth initiatives increased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018. Revenues from the Boss Revolution money transfer service through direct-to-consumer channels increased 145% and 152% in the three and six months ended January 31, 2019, respectively, compared to the similar periods in fiscal 2018 due to expansion of our international disbursement network, enhanced transaction fulfillment technology, and intensified marketing. Direct-to-consumer channels now contribute the vast majority of our money transfer revenue. National Retail Solutions’ revenues increased 56% and 61% in the three and six months ended January 31, 2019, respectively, compared to the similar periods in fiscal 2018 as its POS network has achieved sufficient scale to enable new revenue sources that supplement the monthly recurring fees generated by the use of its terminals. These emerging services include out-of-home advertising through the terminals’ consumer facing screen, retail analytics, and credit card processing.

	Three months ended January 31,			Six months ended January 31,
	2019	2018	Change	2019	2018	Change
Telecom & Payment Services
Direct cost of revenues as a percentage of revenues	85.2%	86.5%	(1.3)%	85.5%	86.6%	(1.1)%

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 primarily due to decreases in Carrier Services’ and Boss Revolution calling service’s direct cost of revenues in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 130 and 110 basis points in the three and six months ended January 31, 2019, respectively, compared to the similar periods in fiscal 2018 primarily due to the continued migration of Boss Revolution calling customers to the direct-to-consumer channel and, in Carrier Services, by a shift to higher margin traffic resulting from the implementation of an outsourcing agreement in a key calling corridor.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment decreased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 primarily due to a decrease in employee compensation, partially offset by an increase in marketing expense. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 11.9% from 11.3% in the three months ended January 31, 2019 and 2018, respectively, and increased to 11.8% from 11.1% in the six months ended January 31, 2019 and 2018, respectively.

Depreciation and Amortization. Depreciation and amortization expense in our Telecom & Payment Services segment decreased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 as more of our property, plant and equipment became fully depreciated, partially offset by increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Severance. In the three and six months ended January 31, 2018, Telecom Platform Services completed an adjustment to its workforce and incurred severance expense of $0.2 million and $0.6 million, respectively.

Other Gains, net. Other gains, net of $0.2 million in the three and six months ended January 31, 2019 was primarily due to the sale of a calling card business in Asia.

net2phone Segment

Our net2phone segment, which represented 3.1% and 2.0% of our total revenues in the six months ended January 31, 2019 and 2018, respectively, comprises two verticals:

●	net2phone-UCaaS is a rapidly growing, global unified cloud communications offering for business.

●	net2phone-Platform Services includes other offerings leveraging a common technology platform to provide cable telephony and other voice services.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenues	$11.5	$8.3	$3.2	38.8%	$22.0	$16.1	$5.9	36.7%
Direct cost of revenues	3.2	2.6	0.6	24.2	6.3	5.1	1.2	22.7
Selling, general and administrative	8.1	5.3	2.8	52.7	15.5	10.0	5.5	55.1
Depreciation	2.1	1.2	0.9	79.1	3.6	2.5	1.1	48.8
Loss from operations	$(1.9)	$(0.8)	$(1.1)	(140.0)%	$(3.4)	$(1.5)	$(1.9)	(132.0)%

Revenues. net2phone’s revenues in the three and six months ended January 31, 2019 and 2018 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
net2phone-UCaaS	$6.0	$3.2	$2.8	86.4%	$10.8	$5.6	$5.2	92.4%
net2phone-Platform Services	5.5	5.1	0.4	8.5	11.2	10.5	0.7	6.7
Total revenues	$11.5	$8.3	$3.2	38.8%	$22.0	$16.1	$5.9	36.7%

net2phone-UCaaS’s revenues increased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 driven by the expansion of its U.S. channel partner network and growth in South American markets. In August 2018, net2phone-UCaaS launched its service in Mexico, and on September 14, 2018, net2phone-UCaaS entered the Canadian market through its acquisition of Versature Corp., a software as a service, or SaaS, business communications solutions and hosted voice over Internet Protocol, or VoIP, provider. Versature contributed $1.4 million and $2.1 million in revenue in the three and six months ended January 31, 2019, respectively, after its acquisition.

During the three months ended January 31, 2019, net2phone continued the incremental deployment of its new proprietary platform that integrates voice, text, messaging and web chat services across devices. net2phone expects that the unified communications functionality afforded by the new platform will become a key driver of customer acquisitions.

	Three months ended January 31,			Six months ended January 31,
	2019	2018	Change	2019	2018	Change
net2phone
Direct cost of revenues as a percentage of revenues	28.2%	31.5%	(3.3)%	28.6%	31.8%	(3.2)%

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 primarily because of an increase in the direct cost of revenues in net2phone-UCaaS, partially offset by a decrease in the direct cost of revenues in net2phone-Platform Services. Direct cost of revenues as a percentage of revenues decreased 330 and 320 basis points in the three and six months ended January 31, 2019, respectively, compared to the similar periods in fiscal 2018 because of decreases in direct cost of revenues as a percentage of revenues in both net2phone-UCaaS and net2phone-Platform Services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 due to increases in sales commissions, employee compensation and consulting expense, as well as a decrease in the amount of costs of consultants and employees developing internal use software that was capitalized. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 70.3% and 63.9% in the three months ended January 31, 2019 and 2018, respectively, and 70.4% and 62.0% in the six months ended January 31, 2019 and 2018, respectively.

Depreciation. The increase in depreciation expense in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 was due to increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Operating segments not reportable individually are included in All Other, which included the real estate holdings and other investments that were included in the Rafael Spin-Off.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenues	$—	$0.5	$(0.5)	(100.0)%	$—	$1.2	$(1.2)	(100.0)%
Direct cost of revenues	—	—	—	—	—	—	—	—
Selling, general and administrative	—	1.0	(1.0)	(100.0)	—	1.8	(1.8)	(100.0)
Depreciation	—	0.4	(0.4)	(100.0)	—	0.9	(0.9)	(100.0)
Loss from operations	$—	$(0.9)	$0.9	100.0%	$—	$(1.5)	$1.5	100.0%

Revenues. In April 2016, a subsidiary of Rafael entered into two leases with tenants for space in Rafael’s building at 520 Broad Street, Newark, New Jersey. Rental income from the first lease commenced in December 2016, and rental income from the second lease commenced in March 2017. In addition, in April 2017, a subsidiary of Rafael entered into a third lease for space in Rafael’s building at 520 Broad Street. Rental income from the third lease commenced in March 2018. Effective with the Rafael Spin-Off, we no longer own the 520 Broad Street building and its associated public garage, and we no longer record rental income from the building.

Selling, General and Administrative. Selling, general and administrative expense in the three and six months ended January 31, 2018 primarily included expenses related to Rafael, including its commercial real estate and Lipomedix. Rafael began consolidating Lipomedix in November 2017 after Rafael purchased additional shares and increased its ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. Selling, general and administrative expense of Lipomedix in the three and six months ended January 31, 2018 was $0.4 million.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
General and administrative	$2.4	$2.4	$—	1.8%	$4.7	$4.7	$—	0.6%
Other operating expense	0.3	0.8	(0.5)	(61.0)	0.5	1.6	(1.1)	(67.7)
Loss from operations	$2.7	$3.2	$(0.5)	(14.7)%	$5.2	$6.3	$(1.1)	(17.4)%

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

General and Administrative. Corporate general and administrative expense was substantially unchanged in the three months ended January 31, 2019 compared to the similar period in fiscal 2018 primarily because an increase in employee compensation was mostly offset by a decrease in stock-based compensation. Corporate general and administrative expense was substantially unchanged in the six months ended January 31, 2019 compared to the similar period in fiscal 2018 primarily because decreases in stock-based compensation and legal fees were mostly offset by an increase in employee compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense were 0.7% and 0.6% in the three months ended January 31, 2019 and 2018, respectively, and 0.7% and 0.6% in the six months ended January 31, 2019 and 2018, respectively.

Other Operating Expense. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In the three months ended January 31, 2019 and 2018, we incurred legal fees of $0.3 million and $0.2 million, respectively, and in the six months ended January 31, 2019 and 2018, we incurred legal fees of $0.5 million and $1.0 million, respectively, related to the Straight Path stockholders’ putative class action and derivative complaint (see Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q). In addition, in the three and six months ended January 31, 2018, we incurred fees of $0.6 million related to other legal matters.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.5 million and $1.0 million in the three months ended January 31, 2019 and 2018, respectively, and $0.9 million and $1.8 million in the six months ended January 31, 2019 and 2018, respectively. At January 31, 2019, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $1.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Income (loss) from operations	$1.5	$(0.5)	$2.0	421.5%	$2.8	$(0.4)	$3.2	811.6%
Interest income, net	0.2	0.3	(0.1)	(35.0)	0.3	0.6	(0.3)	(54.5)
Other income (expense), net	0.5	0.4	0.1	34.1	(0.9)	(0.4)	(0.5)	(87.1)
(Provision for) benefit from income taxes	(1.7)	1.5	(3.2)	(214.7)	(2.9)	0.1	(3.0)	nm
Net income (loss)	0.5	1.7	(1.2)	(71.1)	(0.7)	(0.1)	(0.6)	(521.7)
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.1)	(72.4)	(0.6)	(0.5)	(0.1)	(27.9)
Net income (loss) attributable to IDT Corporation	$0.2	$1.5	$(1.3)	(87.5)%	$(1.3)	$(0.6)	$(0.7)	(118.8)%

nm—not meaningful

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2019	2018	2019	2018
	(in millions)
Foreign currency transaction gains (losses)	$0.4	$0.2	$(0.9)	$(0.6)
Gain on investments	0.1	0.2	0.1	0.1
Other	—	—	(0.1)	0.1
Total other income (expense), net	$0.5	$0.4	$(0.9)	$(0.4)

(Provision for) Benefit from Income Taxes. The change in income tax expense (benefit) in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 was primarily due to the income tax benefit that we recorded in the three months ended January 31, 2018. In the three months ended January 31, 2018, we recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund of an AMT credit carry-over because of “The Tax Cuts and Jobs Act.” Excluding this income tax benefit, the changes relate to differences in the amount of income earned in the various taxing jurisdictions.

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

We have completed our accounting for the income tax effects of the Tax Act. The transition tax is based on total post-1986 earnings and profits which were previously deferred from U.S. income taxes. In fiscal 2018, we estimated that we will utilize $12 million of federal net operating loss carryforwards to offset the transition tax that we expect we will incur. In fiscal 2019, we adjusted this amount to $11 million of federal net operating loss carryforwards usage. These net operating loss carryforwards have a full valuation allowance and as such there is no impact on our results of operations.

The global intangible low taxed income (“GILTI”) and base erosion anti-abuse tax (“BEAT”) became effective on August 1, 2018. We reviewed the proposed guidance that was issued by the Internal Revenue Service in September 2018. As a result of our fully reserved net operating losses in the United States, we concluded there will be no material impact on our tax provision as a result of GILTI. We currently believe there will be no impact from the BEAT.

We anticipate that our assumptions may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions, and any additional adjustments will be made at that time.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2019 compared to the similar periods in fiscal 2018 was due to the reduction in the net loss attributable to the noncontrolling interests in Rafael as a result of the Rafael Spin-Off, partially offset by a decrease in the net income attributable to the noncontrolling interests in certain IDT Telecom subsidiaries due to a decrease in the net income of these subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held at January 31, 2019 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2020.

At January 31, 2019, we had cash, cash equivalents and debt securities of $75.5 million and a working capital deficit (current liabilities in excess of current assets) of $20.4 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At January 31, 2019, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $13.9 million held by IDT Payment Services that was unavailable for other purposes.

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

	Six months ended January 31,
	2019	2018
	(in millions)
Cash flows provided by (used in):
Operating activities	$38.0	$(23.3)
Investing activities	(9.8)	0.8
Financing activities	8.1	(10.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(0.2)	9.5
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$36.1	$(23.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $53.2 million at January 31, 2019 from $72.6 million at July 31, 2018 primarily due to collections in the six months ended January 31, 2019 in excess of amounts billed during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $41.4 million at January 31, 2019 from $55.0 million at July 31, 2018 primarily due to the $8.6 million non-cash reduction to deferred revenue, with an offsetting reduction to accumulated deficit, for the cumulative effect of the adoption of ASC 606 as of August 1, 2018. The remaining decrease was primarily due to decreases in the Boss Revolution international calling service and traditional calling cards balances.

The Separation and Distribution Agreement related to the spin-off of Straight Path provides for us and Straight Path to indemnify each other for certain liabilities. We and Straight Path each communicated that it was entitled to indemnification from the other in connection with the inquiry described above and related matters. On October 24, 2017, we, Straight Path, Straight Path IP Group, Inc., or SPIP, and PR-SP IP Holdings LLC, or PR-SP, an entity owned by Howard S. Jonas, our Chairman of the Board, entered into a Settlement Agreement and Release that provides for, among other things, the settlement and mutual release of potential liabilities and claims that may exist or arise under the Separation and Distribution Agreement between us and Straight Path. In exchange for the mutual release, in October 2017, we paid Straight Path an aggregate of $16 million in cash, Straight Path transferred to us its majority ownership interest in Straight Path IP Group Holding, Inc., or New SPIP, which holds the equity of SPIP, the entity that holds intellectual property primarily related to communications over computer networks, subject to the right to receive 22% of the net proceeds, if any, received by SPIP from licenses, settlements, awards or judgments involving any of the patent rights and certain transfers of the patents or related rights, that will be retained by Straight Path’s stockholders (such equity interest, subject to the retained interest right, the “IP Interest”), and we undertook certain funding and other obligations related to SPIP. The Settlement Agreement and Release allocates (i) $10 million of the payment and the retained interest right to the settlement of claims and the mutual release and (ii) $6 million to the transfer of the IP Interest. In the accompanying consolidated statement of cash flows in the six months ended January 31, 2018, $10 million of the aggregate payment to Straight Path was included in operating activities and $6 million of the aggregate payment was included in investing activities.

In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, we deposited $11.75 million into an escrow account as security for the benefit of the telecom operator, which was included in operating activities in the accompanying consolidated statement of cash flows. In fiscal 2018, the escrow account balance was reduced to $9.2 million, which is included in “Other current assets” at January 31, 2019 and July 31, 2018 in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Investing Activities

Our capital expenditures were $9.4 million and $10.9 million in the six months ended January 31, 2019 and 2018, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending January 31, 2020 will be $19 million to $22 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a SaaS business communications solutions and hosted VoIP provider serving the Canadian market. The acquisition expands our UCaaS business into Canada. The cash paid for the acquisition net of cash acquired was $5.5 million.

In the six months ended January 31, 2019, proceeds from redemption of investments was $1.0 million, and cash used for the purchase of investments was $0.5 million.

On October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in the six months ended January 31, 2018.

Purchases of marketable securities were nil and $19.8 million in the six months ended January 31, 2019 and 2018, respectively. Proceeds from maturities and sales of marketable securities were $4.6 million and $31.6 million in the six months ended January 31, 2019 and 2018, respectively.

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

We distributed cash of $0.7 million in both the six months ended January 31, 2019 and 2018 to the holders of noncontrolling interests in certain of our subsidiaries.

On December 21, 2018, we sold 2,546,689 shares of our Class B common stock that were held in treasury to Howard S. Jonas for aggregate consideration of $14.8 million. The price per share of $5.89 was equal to the closing price of our Class B common stock on April 16, 2018, the last closing price before approval of the sale by our Board of Directors and its Corporate Governance Committee. On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price, and he paid the balance of the purchase price on December 21, 2018 after approval of the sale by the Company’s stockholders at the 2018 annual meeting of stockholders. The purchase price was reduced by approximately $0.2 million, which was the amount of dividends paid on 2,546,689 shares of our Class B common stock whose record date was between April 16, 2018 and the issuance of the shares.

At the time of the acquisition in September 2018, Versature had financing-related other liabilities of $0.7 million. During the period from the acquisition to January 31, 2019, we repaid $0.6 million of these liabilities.

As of October 31, 2018, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2019. At January 31, 2019, there was no amount outstanding under the facility. In the six months ended January 31, 2019, we borrowed and repaid an aggregate of $3.0 million under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

IDT Telecom had a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was terminated on July 20, 2018. In the six months ended January 31, 2018, IDT Telecom borrowed and repaid an aggregate of $19.1 million under the facility.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. In the six months ended January 31, 2019, we repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. There were no repurchases under the program in the six months ended January 31, 2018. At January 31, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2019 and 2018, we paid $16,000 and $0.1 million, respectively, to repurchase 2,036 and 5,170 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

On June 22, 2017, IDT Telecom entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, or IDTFS Holding, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDTFS Holding is the sole shareholder of IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank. The sale was subject to regulatory approval and other conditions. On October 25, 2018, JAR Fintech Limited notified us that it considers the agreement terminated by the effluxion of time. All parties have indicated that they remain interested in consummating a transaction regarding the sale of IDTFS Holding, provided that they are waiting until there is greater certainty around the effects of Brexit on IDTFS Holding, to negotiate certain changes to the terms of the sale.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at January 31, 2019:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$19.5	$7.0	$6.0	$4.2	$2.3
Purchase commitments (1)	22.9	22.9	—	—	—
Total contractual obligations (2)	$42.4	$29.9	$6.0	$4.2	$2.3

(1)	Purchase commitments include the aggregate commitment under the Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(2)	The above table does not include an aggregate of $17.1 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2019, we had aggregate performance bonds of $17.1 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 34% and 32% of our consolidated revenues for the six months ended January 31, 2019 and 2018, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At January 31, 2019, the carrying value of our debt securities and equity investments including investments in hedge funds was $1.1 million and $7.8 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2018, except for the following:

Our U.K.-based businesses and business between the U.K. and other countries face risks related to the United Kingdom’s leaving the European Union (“Brexit”)

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the U.K. formally notified the EU of its intention to withdraw, triggering a two-year negotiation period for exiting the EU. Unless extended, the withdrawal of the U.K. from the EU is currently scheduled to take effect on March 29, 2019, which is two years following the formal notification by the U.K. If no agreement is entered into between the U.K. and the EU, and no extension of Brexit is agreed upon, the withdrawal will proceed without an agreement, and transitional provisions may or may not be put in place to ease the process.

The effects of Brexit will depend on agreements, if any, the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Brexit creates an uncertain political and economic environment in the U.K. and potentially across other EU member states for the foreseeable future, including during any period while the terms of Brexit are being negotiated, and such uncertainties could impair or limit our ability to transact business in the member EU states.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market and fiscal conditions in the U.K. and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business.

A significant amount of the regulatory regime that applies to us in the U.K. is derived from EU directives and regulations. Brexit could change the legal and regulatory framework within the U.K. where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition and prospects would not be adversely impacted by the result.

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following Brexit, the passporting rights enjoyed by IDTFS under EU law will cease to be in effect. Absent other arrangements or accommodations provided by the EU or individual member states, IDTFS will not be permitted to provide services to customers in EU countries. We are currently seeking an e-money license issued by an EU country, but we cannot assure that any such license will be issued in a timely manner, if at all, or if the conditions of any such license that is issued will impact the operations of IDTFS. If IDTFS does not obtain a license in a timely manner, its operations and ability to service its customers would be materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 21, 2018, we sold 2,546,689 shares of our Class B common stock that were held in treasury to Howard S. Jonas, the Chairman of the Board of the Company, for aggregate consideration of $14.8 million. The price per share of $5.89 was equal to the closing price of our Class B common stock on April 16, 2018, the last closing price before approval of the sale by our Board of Directors and its Corporate Governance Committee. On May 31, 2018, Mr. Jonas paid $1.5 million of the purchase price, and he paid the balance of the purchase price on December 21, 2018 after approval of the sale by our stockholders at the 2018 annual meeting of stockholders. The purchase price was reduced by approximately $0.2 million, which was the amount of dividends paid on 2,546,689 shares of our Class B common stock whose record date was between April 16, 2018 and the issuance of the shares. We sold these shares in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended.

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2018 (2)	1,568	$8.07	—	6,903,406
December 1-31, 2018	—	$—	—	6,903,406
January 1–31, 2019 (2)	468	$6.98	—	6,903,406
Total	2,036	$7.82	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT Corporation

March 12, 2019	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

March 12, 2019	By:	/s/ Marcelo Fischer
Marcelo Fischer Senior Vice President of Finance (Principal Financial Officer)