Form 10-Q
period 2019-04-30
IDT CORP
filed 2019-06-07
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class B common stock, par value $.01 per share	New York Stock Exchange

Trading symbol: IDT

As of June 5, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,705,340 shares outstanding (excluding 907,659 treasury shares)

IDT CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2019	July 31, 2018
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$79,326	$73,981
Restricted cash and cash equivalents	162,848	129,216
Debt securities	301	5,612
Trade accounts receivable, net of allowance for doubtful accounts of $4,851 at April 30, 2019 and $5,358 at July 31, 2018	54,366	70,746
Prepaid expenses	22,856	20,566
Other current assets	26,706	28,760
Total current assets	346,403	328,881
Property, plant and equipment, net	35,025	36,080
Goodwill	11,223	11,315
Other intangibles, net	4,212	496
Equity investments	8,350	6,633
Deferred income tax assets, net	2,825	5,668
Other assets	11,860	10,524
Total assets	$419,898	$399,597
Liabilities and equity
Current liabilities:
Trade accounts payable	$38,256	$45,900
Accrued expenses	115,308	130,225
Deferred revenue	40,681	55,015
Customer deposits	160,833	127,571
Other current liabilities	7,230	8,273
Total current liabilities	362,308	366,984
Other liabilities	1,163	1,310
Total liabilities	363,471	368,294
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2019 and July 31, 2018	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,613 and 25,594 shares issued and 24,705 and 22,872 shares outstanding at April 30, 2019 and July 31, 2018, respectively	256	256
Additional paid-in capital	272,291	294,047
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 908 and 2,722 shares of Class B common stock at April 30, 2019 and July 31, 2018, respectively	(51,739)	(85,597)
Accumulated other comprehensive loss	(4,465)	(4,972)
Accumulated deficit	(160,289)	(173,103)
Total IDT Corporation stockholders’ equity	56,087	30,664
Noncontrolling interests	340	639
Total equity	56,427	31,303
Total liabilities and equity	$419,898	$399,597

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands, except per share data)
Revenues	$341,255	$365,410	$1,053,044	$1,154,848
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	282,791	307,165	878,661	980,903
Selling, general and administrative (i)	49,518	50,136	150,970	152,565
Depreciation and amortization	5,524	5,799	16,881	17,207
Severance	553	3,658	553	4,293
Total costs and expenses	338,386	366,758	1,047,065	1,154,968
Other operating expense, net	(120)	(345)	(405)	(1,970)
Income (loss) from operations	2,749	(1,693)	5,574	(2,090)
Interest income, net	177	204	472	853
Other income (expense), net	360	(712)	(494)	(1,168)
Income (loss) before income taxes	3,286	(2,201)	5,552	(2,405)
Benefit from (provision for) income taxes	871	(1,029)	(2,054)	(931)
Net income (loss)	4,157	(3,230)	3,498	(3,336)
Net income attributable to noncontrolling interests	(287)	(228)	(888)	(698)
Net income (loss) attributable to IDT Corporation	$3,870	$(3,458)	$2,610	$(4,034)
Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.15	$(0.14)	$0.10	$(0.16)
Diluted	$0.15	$(0.14)	$0.10	$(0.16)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	26,263	24,675	24,970	24,649
Diluted	26,263	24,675	24,972	24,649
(i) Stock-based compensation included in selling, general and administrative expenses	$332	$1,045	$1,212	$2,842

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Net income (loss)	$4,157	$(3,230)	$3,498	$(3,336)
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	—	28	1	(122)
Foreign currency translation adjustments	(10)	176	473	138
Other comprehensive (loss) income	(10)	204	474	16
Comprehensive income (loss)	4,147	(3,026)	3,972	(3,320)
Comprehensive income attributable to noncontrolling interests	(287)	(228)	(888)	(698)
Comprehensive income (loss) attributable to IDT Corporation	$3,860	$(3,254)	$3,084	$(4,018)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended April 30, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2019(see Note 2)	$33	$256	$271,959	$(51,727)	$(4,455)	$(164,159)	$503	$52,410
Restricted Class B common stock purchased from employees	—	—	—	(12)	—	—	—	(12)
Stock-based compensation	—	—	332	—	—	—	—	332
Distributions to noncontrolling interests	—	—	—	—	—	—	(450)	(450)
Other comprehensive income	—	—	—	—	(10)	—	—	(10)
Net income	—	—	—	—	—	3,870	287	4,157
BALANCE AT APRIL 30, 2019	$33	$256	$272,291	$(51,739)	$(4,465)	$(160,289)	$340	$56,427

	Nine Months Ended April 30, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2018	$33	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition (see Note 2)	—	—	—	—	—	9,064	—	9,064
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	—	—	—	—	33	1,140	—	1,173
BALANCE AT AUGUST 1, 2018	33	256	294,047	(85,597)	(4,939)	(162,899)	639	41,540
Repurchases of Class B common stock through repurchase program	—	—	—	(3,854)	—	—	—	(3,854)
Sale of Class B common stock to Howard S. Jonas	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	(28)	—	—	—	(28)
Stock-based compensation	—	—	1,212	—	—	—	—	1,212
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,187)	(1,187)
Other comprehensive income	—	—	—	—	474	—	—	474
Net income	—	—	—	—	—	2,610	888	3,498
BALANCE AT APRIL 30, 2019	$33	$256	$272,291	$(51,739)	$(4,465)	$(160,289)	$340	$56,427

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)—Continued

	Three Months Ended April 30, 2018 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2018	$33	$256	$396,259	$(83,365)	$(2,531)	$(173,386)	$9,094	$146,360
Dividends declared ($0.09 per share)	—	—	—	—	—	(2,237)	—	(2,237)
Stock-based compensation	—	—	1,045	—	—	—	—	1,045
Distributions to noncontrolling interests	—	—	—	—	—	—	(306)	(306)
Rafael Spin-Off	—	—	(103,996)	—	(2,270)	—	(8,653)	(114,919)
Other comprehensive income	—	—	—	—	204	—	—	204
Net loss	—	—	—	—	—	(3,458)	228	(3,230)
BALANCE AT APRIL 30, 2018	$33	$256	$293,308	$(83,365)	$(4,597)	$(179,081)	$363	$26,917

	Nine Months Ended April 30, 2018 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2017	$33	$256	$394,462	$(83,304)	$(2,343)	$(163,370)	$8,823	$154,557
Dividends declared ($0.47 per share)	—	—	—	—	—	(11,677)	—	(11,677)
Restricted Class B common stock purchased from employees	—	—	—	(61)	—	—	—	(61)
Transfer of right to receive equity to Howard S. Jonas	—	—	—	—	—	—	(40)	(40)
Consolidation of Lipomedix Pharmaceuticals Ltd.	—	—	—	—	—	—	558	558
Stock-based compensation	—	—	2,842	—	—	—	—	2,842
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,023)	(1,023)
Rafael Spin-Off	—	—	(103,996)	—	(2,270)	—	(8,653)	(114,919)
Other comprehensive income	—	—	—	—	16	—	—	16
Net loss	—	—	—	—	—	(4,034)	698	(3,336)
BALANCE AT APRIL 30, 2018	$33	$256	$293,308	$(83,365)	$(4,597)	$(179,081)	$363	$26,917

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended April 30,
	2019	2018
	(in thousands)
Operating activities
Net income (loss)	$3,498	$(3,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,881	17,207
Deferred income taxes	2,049	4,524
Provision for doubtful accounts receivable	1,218	1,120
Stock-based compensation	1,212	2,842
Other	(700)	5
Change in assets and liabilities:
Trade accounts receivable	14,045	2,943
Prepaid expenses, other current assets and other assets	213	(13,436)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(18,432)	(21,075)
Customer deposits at IDT Financial Services Limited, our Gibraltar-based bank	33,086	18,468
Deferred revenue	(5,716)	(8,138)
Net cash provided by operating activities	47,354	1,124
Investing activities
Capital expenditures	(13,724)	(15,969)
Payment for acquisition, net of cash acquired	(5,526)	—
Proceeds from redemption of investments	1,000	—
Cash used for purchase of investments	(1,000)	—
Proceeds from sale of interest in Straight Path IP Group Holding, Inc.	—	6,000
Purchase of IP Interest from Straight Path Communications Inc.	—	(6,000)
Purchases of marketable securities	(7)	(22,208)
Proceeds from maturities and sales of marketable securities	5,312	36,655
Net cash used in investing activities	(13,945)	(1,522)
Financing activities
Dividends paid	—	(11,677)
Cash of Rafael deconsolidated as a result of spin-off	—	(9,287)
Distributions to noncontrolling interests	(1,187)	(1,023)
Proceeds from sale of Class B common stock to Howard S. Jonas	13,272	—
Repayment of other liabilities acquired.	(635)	—
Proceeds from borrowings under revolving credit facility	3,000	22,125
Repayments of borrowings under revolving credit facility	(3,000)	(22,125)
Repurchases of Class B common stock	(3,882)	(61)
Net cash provided by (used in) financing activities	7,568	(22,048)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(2,000)	5,472
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	38,977	(16,974)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	203,197	211,963
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$242,174	$194,989
Supplemental schedule of non-cash investing and financing activities
Howard S. Jonas’ advance payment used for sale of Class B common stock	$1,500	$—
Net assets excluding cash and cash equivalents of Rafael deconsolidated as a result of spin-off	$—	$(105,632)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2019. The balance sheet at July 31, 2018 has been derived from the Company’s audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2018, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

Corrected Cumulative Effect Adjustment

In the third quarter of fiscal 2019, the Company corrected the income tax effect on the foreign portion of its cumulative effect adjustment from the adoption of ASC 606 described above. Accordingly, the Company corrected its cumulative effect adjustment as of August 1, 2018 and recorded a decrease in “Deferred income tax assets” and an offsetting increase to “Accumulated deficit” of $0.8 million.

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

Carrier Services

Carrier Services are offered to both postpaid and prepaid customers. Postpaid customers are billed in arrears and typically consist of credit-worthy companies such as Tier 1 carriers and mobile network operators. Prepaid customers are typically smaller communications companies and independent call aggregators. There is no performance obligation until the transport and termination of international long-distance calls commences. The initial contract durations range from six months to one year with successive extensions. During the initial term, the contract can only be terminated in certain instances (such as bankruptcy of either party, damage to the other party’s network, fraud, or breach of contract). However, no penalties are applied if the agreement is terminated in the initial term. After the initial term has expired, either party may terminate the agreement with notice of 30 days to 60 days depending on the agreement. The term of the contract is essentially minute-to-minute as there is no penalty for an early termination and no obligation to send traffic.

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

Carrier Services’ contracts may include tiered pricing based on minute volumes. The Company determined that its retroactive tiered pricing should be accounted for as variable consideration because the final transaction price is unknown until the customer completes or fails to complete the specified threshold. Currently, contracts with retroactive tiered pricing are not material. The Company estimates the amount of variable consideration to include in the transaction price only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

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

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Core Operations:
Boss Revolution Calling	$120,455	$129,649	$366,114	$393,454
Carrier Services	120,955	142,525	391,073	482,159
Mobile Top-Up	67,567	62,530	197,189	186,144
Other	12,202	15,954	43,730	51,464
Growth	7,659	5,704	20,531	15,289
Total Telecom & Payment Services	328,838	356,362	1,018,637	1,128,510
net2phone-UCaaS	6,651	3,704	17,483	9,334
net2phone-Platform Services	5,766	5,382	16,924	15,838
Total net2phone	12,417	9,086	34,407	25,172
All Other	—	(38)	—	1,166
Total	$341,255	$365,410	$1,053,044	$1,154,848

The following tables show the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Three Months Ended April 30, 2019
United States	$215,686	$8,833	$—	$224,519
Outside the United States:
United Kingdom	46,577	3	—	46,580
Netherlands	48,817	—	—	48,817
Other	17,758	3,581	—	21,339
Total outside the United States	113,152	3,584	—	116,736
Total	$328,838	$12,417	$—	$341,255

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Three Months Ended April 30, 2018
United States	$237,914	$7,060	$(38)	$244,936
Outside the United States:
United Kingdom	49,474	1	—	49,475
Netherlands	47,757	—	—	47,757
Other	21,217	2,025	—	23,242
Total outside the United States	118,448	2,026	—	120,474
Total	$356,362	$9,086	$(38)	$365,410

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Nine Months Ended April 30, 2019
United States	$669,282	$24,857	$—	$694,139
Outside the United States:
United Kingdom	150,044	19	—	150,063
Netherlands	147,796	—	—	147,796
Other	51,515	9,531	—	61,046
Total outside the United States	349,355	9,550	—	358,905
Total	$1,018,637	$34,407	$—	$1,053,044

(in thousands)	Telecom & Payment Services	net2phone	All Other	Total
Nine Months Ended April 30, 2018
United States	$760,183	$19,503	$1,166	$780,852
Outside the United States:
United Kingdom	164,787	1	—	164,788
Netherlands	144,618	—	—	144,618
Other	58,922	5,668	—	64,590
Total outside the United States	368,327	5,669	—	373,996
Total	$1,128,510	$25,172	$1,166	$1,154,848

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,	Nine Months Ended April 30,
	2019	2019
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$25,639	$35,138

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

	April 30, 2019	July 31, 2018
	(in thousands)
Cash and cash equivalents	$79,326	$73,981
Restricted cash and cash equivalents	162,848	129,216
Total cash, cash equivalents, and restricted cash and cash equivalents	$242,174	$203,197

At April 30, 2019 and July 31, 2018, restricted cash and cash equivalents included $162.5 million and $128.9 million, respectively, in cash and cash equivalents held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 4—IDT Financial Services Holding Limited Previously Recorded as Held for Sale

On June 22, 2017, the Company’s wholly-owned subsidiary IDT Telecom, Inc. (“IDT Telecom”) entered into a Share Purchase Agreement (the “Agreement”) with JAR Fintech Limited (“JAR Fintech”) and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom (“IDTFS Holding”), to JAR Fintech. IDTFS Holding is the sole shareholder of IDT Financial Services Limited, a Gibraltar-based bank and e-money issuer, providing prepaid card solutions across the European Economic Area. The sale was subject to regulatory approval and other conditions. The proposed sale of IDTFS Holding did not meet the criteria to be reported as a discontinued operation and accordingly, its results of operations and cash flows were not reclassified. Beginning in the fourth quarter of fiscal 2017, IDTFS Holding’s assets and liabilities were classified as held for sale in the consolidated balance sheet.

On October 25, 2018, JAR Fintech notified the Company that it considers the Agreement terminated by the effluxion of time, however the parties had indicated that they remained interested in consummating a transaction regarding the sale of IDTFS Holding, pending, among other things, greater clarity regarding the timing of Brexit and its effect on IDTFS Holding. In April 2019, Brexit (the withdrawal of the U.K. from the EU) was postponed and is currently scheduled to take effect on October 31, 2019 with the possibility of leaving earlier if support for a withdrawal agreement is secured in the House of Common. The pending nature of Brexit necessitated negotiation of further changes to the terms of the sale. As a result of the continued uncertainty pertaining to Brexit, the significant passage of time since the termination of the Agreement, and absence of any formal binding agreement with the buyer, as of April 30, 2019, the Company determined that the sale was no longer probable to close within twelve months, and as a result, IDTFS Holding was reclassified as held and used in the consolidated balance sheet for all periods presented. There was no impact on the Company’s results of operations, cash flows, and segments.

Note 5—Acquisition of Versature Corp.

On September 14, 2018, the Company acquired 100% of the outstanding shares of Versature Corp., a UCaaS provider serving the Canadian market, for cash of $5.9 million. The acquisition expanded the Company’s UCaaS business into Canada. Versature’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows (in thousands):

Trade accounts receivable	$370
Prepaid expenses	65
Property, plant and equipment	1,826
Non-compete agreement	600
Customer relationships	3,003
Tradename	490
Other assets	486
Trade accounts payable	(81)
Accrued expenses	(523)
Other liabilities	(710)
Net assets excluding cash acquired	$5,526
Supplemental information:
Cash paid	$5,943
Cash acquired	(417)
Total consideration, net of cash acquired	$5,526

The following table presents unaudited pro forma information of the Company as if the acquisition occurred on August 1, 2017:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Revenues	$341,255	$367,088	$1,053,928	$1,159,372

Net income (loss)	$4,157	$(3,236)	$3,289	$(3,555)

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

Rafael’s loss before income taxes and loss before income taxes attributable to the Company, which was included in the accompanying consolidated statements of operations, were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Loss before income taxes	$—	$(1,190)	$—	$(2,410)
Loss before income taxes attributable to IDT Corporation	$—	$(1,062)	$—	$(2,107)

Note 7—Debt Securities

The following is a summary of marketable debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
Available-for-sale securities:
April 30, 2019:
Municipal bonds	$301	$—	$—	$301

July 31, 2018:
Certificates of deposit*	$3,032	$—	$—	$3,032
U.S. Treasury notes	1,693	—	(1)	1,692
Municipal bonds	888	—	—	888
Total	$5,613	$—	$(1)	$5,612

*	Each of the Company’s certificates of deposit had a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Equity securities with a fair value of $0.4 million at July 31, 2018 were reclassified to “Other current assets” to conform to the current year presentation (see Note 8).

Proceeds from maturities and sales of available-for-sale securities were $0.8 million and $5.0 million in the three months ended April 30, 2019 and 2018, respectively, and $5.3 million and $36.7 million in the nine months ended April 30, 2019 and 2018, respectively. There were no gross realized gains that were included in earnings as a result of sales in the three and nine months ended April 30, 2019 and 2018. There were no gross realized losses that were included in earnings as a result of sales in the three and nine months ended April 30, 2019. The gross realized losses that were included in earnings as a result of sales were $7,000 and $16,000 in the three and nine months ended April 30, 2018, respectively. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of marketable securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2019 were as follows:

Fair Value
(in thousands)
Within one year	$301
After one year through five years	—
After five years through ten years	—
After ten years	—
Total	$301

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2019:
Total	$—	$—

July 31, 2018:
U.S. Treasury notes	$1	$1,692

At April 30, 2019 and July 31, 2018, there were no securities in a continuous unrealized loss position for 12 months or longer.

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

At April 30, 2019 and July 31, 2018, the Company owned 42,282 shares of Zedge, Inc. Class B common stock that had a fair value of $0.1 million. In addition, at April 30, 2019 and July 31, 2018, the Company owned 26,821 and 25,803 shares, respectively, of Rafael Class B common stock that had a fair value of $0.4 million and $0.2 million, respectively. The aggregate fair value of these shares was included in “Other current assets” in the accompanying consolidated balance sheets. The Company received the Zedge and Rafael shares in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the payment of taxes related thereto.

The changes in the carrying value of the Company’s equity investments for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30, 2019	Nine Months Ended April 30, 2019
	(in thousands)
Balance, beginning of period	$3,045	$1,883
Adoption of change in accounting for equity investments	—	1,213
Adjusted balance, beginning of period	3,045	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	599	550
Redemptions	—	(2)
Impairments	—	—
Balance, end of period	$3,644	$3,644

In the three and nine months ended April 30, 2019, the Company increased the carrying value of the 1,830 shares of Visa Series C Preferred it held by $0.6 million based on the fair value of Visa Class A common stock and a discount for lack of current convertibility. Each share of Visa Series C Preferred is convertible into 13.886 shares of Visa Class A common stock at Visa’s option starting in June 2020 and will be convertible at the holder’s option beginning in June 2028.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Net gains recognized during the period on equity investments	$623	$30	$704	$53
Less: net gains and losses recognized during the period on equity investments redeemed during the period	—	—	—	—
Unrealized gains recognized during the period on equity investments still held at the reporting date	$623	$30	$704	$53

Note 9—Fair Value Measurements

In the first quarter of fiscal 2019, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820), that modifies the disclosure requirements for fair value measurements. The adoption of this ASU did not impact the fair value measurement disclosures in the Company’s consolidated financial statements for the three and nine months ended April 30, 2019, however it may impact the Company’s fair value measurement disclosures in the future.

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2019
Debt securities	$—	$301	$—	$301
Equity securities included in other current assets	523	—	—	523
Equity securities included in equity investments	—	—	3,344	3,344
Total	$523	$301	$3,344	$4,168
July 31, 2018
Debt securities	$1,692	$3,920	$—	$5,612
Equity securities included in other current assets	360	—	—	360
Total	$2,052	$3,920	$—	$5,972

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At April 30, 2019 and July 31, 2018, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and nine months ended April 30, 2019 and 2018.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Balance, beginning of period	$2,745	$6,300	$—	$6,300
Transfer into Level 3 from adoption of change in accounting for equity investments	—	—	2,794	—
Rafael Spin-Off	—	(6,300)	—	(6,300)
Total gains recognized in “Other income (expense), net”	599	—	550	—
Balance, end of period	$3,344	$—	$3,344	$—
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$599	$—	$550	$—

At April 30, 2019 and July 31, 2018, the Company had $4.8 million in investments in hedge funds, which were included in “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits and other current liabilities. At April 30, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2019 and July 31, 2018, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

Deferred Stock Units Equity Incentive Program

On June 5, 2019, the Compensation Committee of the Company’s Board of Directors (the “Committee”) approved an equity incentive program in the form of deferred stock units (“DSUs”) that will be eligible to vest into shares of the Company’s Class B common stock. The Committee approved a grant for approximately 400,000 DSUs in total, of which 89,500 DSUs were granted to executive officers and the remaining grants to other eligible employees are still being finalized. The DSUs will vest in three equal amounts on each of January 6, 2020, January 5, 2021, and January 5, 2022. The number of shares that will vest on each vesting date will vary between 50% to 200% of the number of shares that were scheduled to vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the market price at the time of the grant. In addition, the grantee will have the right to elect a later vesting date no later than November 29, 2019 for the January 6, 2020 vesting date, and no later than November 30, 2020 for the January 5, 2021 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on the then upcoming vesting date.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. In the nine months ended April 30, 2019, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. There were no repurchases under the program in the nine months ended April 30, 2018. At April 30, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2019 and 2018, the Company paid $28,000 and $0.1 million, respectively, to repurchase 3,748 shares and 5,170 shares, respectively, of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Basic weighted-average number of shares	26,263	24,675	24,970	24,649
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	—	—	2	—
Diluted weighted-average number of shares	26,263	24,675	24,972	24,649

The following shares were excluded from the diluted earnings per share computation:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Stock options	1,223	1,253	1,236	1,253
Non-vested restricted Class B common stock	—	191	—	191
Shares excluded from the calculation of diluted earnings per share	1,223	1,444	1,236	1,444

In the three and nine months ended April 30, 2019, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. In the three and nine months ended April 30, 2018, the diluted loss per share computation equals basic loss per share because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Revolving Credit Facility

As of October 31, 2018, IDT Telecom entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2019. At April 30, 2019, there was no amount outstanding under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2018	$(34)	$(4,938)	$(4,972)
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	33	—	33
Adjusted balance, August 1, 2018	(1)	(4,938)	(4,939)
Other comprehensive income attributable to IDT Corporation	1	473	474
Balance, April 30, 2019	$—	$(4,465)	$(4,465)

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

Effective at the beginning of fiscal 2019, the Company modified the way it reports its business verticals within its Telecom & Payment Services and net2phone segments to align more closely with its business strategy and operational structure. The modification to the business verticals did not change the reportable business segments.

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

Beginning in the third quarter of fiscal 2019, certain expenses that were previously included in the Telecom & Payment Services segment were reclassified to Corporate. Comparative results have been reclassified and restated for all periods presented.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone	All Other	Corporate	Total
Three Months Ended April 30, 2019
Revenues	$328,838	$12,417	$—	$—	$341,255
Income (loss) from operations	6,577	(1,267)	—	(2,561)	2,749
Severance	553	—	—	—	553
Other operating expense	—	—	—	(120)	(120)

Three Months Ended April 30, 2018
Revenues	$356,362	$9,086	$(38)	$—	$365,410
Income (loss) from operations	3,143	(769)	(1,138)	(2,929)	(1,693)
Severance	3,592	—	—	66	3,658
Other operating expense	—	—	—	(345)	(345)

Nine Months Ended April 30, 2019
Revenues	$1,018,637	$34,407	$—	$—	$1,053,044
Income (loss) from operations	18,121	(4,663)	—	(7,884)	5,574
Severance	553	—	—	—	553
Other operating income (expense), net	215	25	—	(645)	(405)

Nine Months Ended April 30, 2018
Revenues	$1,128,510	$25,172	$1,166	$—	$1,154,848
Income (loss) from operations	12,105	(2,233)	(2,600)	(9,362)	(2,090)
Severance	4,197	—	—	96	4,293
Other operating expense	—	—	—	(1,970)	(1,970)

Note 15—Commitments and Contingencies

Legal Proceedings

On April 12, 2019, Scarleth Samara filed a putative class action against IDT Telecom in the U.S. District Court for the Eastern District of Louisiana alleging certain violations of the Telephone Consumer Protection Act of 1991. Plaintiff alleges that in October of 2017, IDT Telecom sent unauthorized marketing messages to her cellphone. The Company is reviewing the factual predicates of the claim. At this stage, the Company is unable to estimate its potential liability, if any. The Company intends to vigorously defend the claim.

On January 22, 2019, Jose Rosales filed a putative class action against IDT America, IDT Domestic Telecom and IDT International in California state court alleging certain violations of employment law. Plaintiff alleges that these companies failed to compensate members of the putative class in accordance with California law. The Company is evaluating the claims, and at this stage, is unable to estimate its potential liability, if any. The Company intends to vigorously defend the claims.

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

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. Following closing of the transaction, the Delaware Chancery Court denied the motion to dismiss. On February 22, 2019, the Delaware Supreme Court affirmed the denial of the motion to dismiss. The Company intends to vigorously defend this matter. In the three months ended April 30, 2019 and 2018, the Company incurred legal fees of $0.1 million and $0.3 million, respectively, and in the nine months ended April 30, 2019 and 2018, the Company incurred legal fees of $0.6 million and $1.3 million, respectively, related to this putative class action, which is included in “Other operating expense, net” in the accompanying consolidated statements of operations. At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At April 30, 2019 and July 31, 2018, the Company’s accrued expenses included $44.5 million and $43.9 million, respectively, for these regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2019, adjusted for the Memorandum of Understanding (“MOU”) effective June 1, 2019 described below, the Company had purchase commitments of $45.1 million, including the aggregate commitment of $42.5 million under the telecom services commitments described below.

Telecom Services Commitments

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

In May 2019, the Company entered into a MOU with a telecom operator in Central America for among other things, termination of inbound and outbound international long-distance voice calls. The MOU is effective from June 1, 2019 through December 31, 2019, unless superseded by the execution of a definitive agreement. The Company has committed to pay such telecom operator monthly committed amounts during the term of the MOU. The parties intend to draft and execute a definitive agreement as soon as practicable.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2019, the Company had aggregate performance bonds of $16.1 million outstanding.

Substantially Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2019 and July 31, 2018, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $19.8 million and $10.7 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 16—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2019	2018	2019	2018
	(in thousands)
Foreign currency transaction losses	$(3)	$(653)	$(838)	$(1,211)
Loss on sale of debt securities	—	(7)	—	(16)
Gain (loss) on investments	623	(66)	704	(7)
Other	(260)	14	(360)	66
Total other income (expense), net	$360	$(712)	$(494)	$(1,168)

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

Note 18—Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company will adopt ASC 842 on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. The Company expects to elect to apply the optional ASC 842 transition provisions beginning on August 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to August 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company expects to elect the package of practical expedients for all its leases that commenced before August 1, 2019. The Company is in the process of evaluating its real estate leases, its connectivity and facility agreements for its servers and routing equipment, and its net2phone-UCaaS telephone equipment contracts. The Company expects that the adoption of ASC 842 will materially impact its balance sheet and have an immaterial impact on its results of operations. Based on the Company’s current agreements, the Company expects that upon the adoption of ASC 842 on August 1, 2019, it will record an operating lease liability of $12.9 million and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company will use its incremental borrowing rate based on information available at August 1, 2019 to determine the present value of its future minimum rental payments.

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

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for the Company on August 1, 2019. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. The Company does not expect this ASU to impact its consolidated financial statements upon adoption.

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

Beginning in the third quarter of fiscal 2019, certain expenses that were previously included in our Telecom & Payment Services segment were reclassified to Corporate. Comparative results have been reclassified and restated for all periods presented.

Effective at the beginning of fiscal 2019, we modified the way we report our business verticals within our Telecom & Payment Services and net2phone segments to align more closely with our business strategy and operational structure. The modification to the business verticals did not change the reportable business segments.

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

We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The leases expire in April 2025. In the three and nine months ended April 30, 2019, we incurred rent expense of $0.5 million and $1.3 million, respectively, in connection with the Rafael leases.

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

Recently Issued Accounting Standard Not Yet Adopted

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), and has since issued amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We will adopt ASC 842on August 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented. We expect to elect to apply the optional ASC 842 transition provisions beginning on August 1, 2019. Accordingly, we will continue to apply Topic 840 prior to August 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. We expect to elect the package of practical expedients for all our leases that commenced before August 1, 2019. We are in the process of evaluating our real estate leases, our connectivity and facility agreements for our servers and routing equipment, and our net2phone-UCaaS telephone equipment contracts. We expect that the adoption of ASC 842 will materially impact our balance sheet and have an immaterial impact on our results of operations. Based on our current agreements, we expect that upon the adoption of ASC 842 on August 1, 2019, we will record an operating lease liability of $12.9 million and corresponding ROU assets based on the present value of the remaining minimum rental payments associated with our leases. As our leases do not provide an implicit rate, nor is one readily available, we will use our incremental borrowing rate based on information available at August 1, 2019 to determine the present value of our future minimum rental payments.

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

In August 2017, the FASB issued an ASU intended to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the ASU includes certain targeted improvements to simplify the application of hedge accounting guidance in U.S. GAAP. The amendments in this ASU are effective for us on August 1, 2019. Entities will apply the amendments to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements will be applied prospectively. We do not expect this ASU to impact our consolidated financial statements upon adoption.

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

Results of Operations

Three and Nine Months Ended April 30, 2019 Compared to Three and Nine Months Ended April 30, 2018

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

In the third quarter of fiscal 2019, we corrected the income tax effect on the foreign portion of our cumulative effect adjustment from the adoption of ASC 606 described above. Accordingly, we corrected our cumulative effect adjustment as of August 1, 2018 and recorded a decrease in “Deferred income tax assets” and an offsetting increase to “Accumulated deficit” of $0.8 million.

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

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 96.4% and 97.5% of our total revenues in the three months ended April 30, 2019 and 2018, respectively, and 96.7% and 97.7% of our total revenues in the nine months ended April 30, 2019 and 2018, respectively, markets and distributes the following communications and payment services:

●	Core includes our three largest communications and payments offerings by revenue: Boss Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the U.S., Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and mobile top-up, which enables customers to transfer airtime and bundles of airtime, as well as messaging and data credits to friends and family overseas and domestically. Core also includes several smaller communications and payments offerings.

●	Growth, which is comprised of National Retail Solutions’ retailer point-of-sale, or POS, terminal-based services and Boss Revolution international money transfer service. International money transfers are generated by direct-to-consumer transfers initiated on the BOSS Revolution Money app or through the Boss Revolution website as well as transfers initiated through an authorized agent or retailer.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenues	$328.8	$356.4	$(27.6)	(7.7)%	$1,018.6	$1,128.5	$(109.9)	(9.7)%
Direct cost of revenues	(279.4)	(304.1)	(24.7)	(8.1)	(869.0)	(972.7)	(103.7)	(10.7)
Selling, general and administrative	(38.1)	(41.4)	(3.3)	(7.9)	(119.3)	(127.2)	(7.9)	(6.2)
Depreciation and amortization	(4.1)	(4.2)	(0.1)	(1.1)	(11.8)	(12.3)	(0.5)	(3.6)
Severance	(0.6)	(3.6)	(3.0)	(84.6)	(0.6)	(4.2)	(3.6)	(86.8)
Other gains, net	—	—	—	—	0.2	—	0.2	nm
Income from operations	$6.6	$3.1	$3.5	109.3%	$18.1	$12.1	$6.0	49.7%

nm—not meaningful

Revenues. Telecom & Payment Services’ revenues and minutes of use for the three and nine months ended April 30, 2019 and 2018 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$/#	%	2019	2018	$/#	%
	(in millions)
Core Operations:
Boss Revolution Calling	$120.4	$129.7	$(9.3)	(7.1)%	$366.1	$393.4	$(27.3)	(6.9)%
Carrier Services	121.0	142.5	(21.5)	(15.1)	391.1	482.2	(91.1)	(18.9)
Mobile Top-Up	67.6	62.5	5.1	8.1	197.2	186.1	11.1	5.9
Other	12.2	16.0	(3.8)	(23.5)	43.7	51.5	(7.8)	(15.0)
Growth	7.6	5.7	1.9	34.3	20.5	15.3	5.2	34.3
Total revenues	$328.8	$356.4	$(27.6)	(7.7)%	$1,018.6	$1,128.5	$(109.9)	(9.7)%
Minutes of use
Boss Revolution Calling	1,048	1,162	(114)	(9.9)%	3,245	3,647	(402)	(11.0)%
Carrier Services	4,031	4,548	(517)	(11.4)	13,379	15,044	(1,665)	(11.1)

Revenues and minutes of use from our Boss Revolution calling service decreased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 in line with our expectations. Our Boss Revolution calling service continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018. Over the long-term, we expect that Carrier Services will continue to be impacted as communications globally transition away from traditional international long-distance voice operators. However, Carrier Services’ minutes of use and revenues will likely continue to fluctuate significantly from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Revenues from our international and domestic mobile top-up service increased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 due to growth from new mobile partners and expanded bundled offerings of minutes, text and data.

Revenues from our growth initiatives increased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018. Revenues from the Boss Revolution money transfer service through direct-to-consumer channels increased 98% and 127% in the three and nine months ended April 30, 2019, respectively, compared to the similar periods in fiscal 2018 due to expansion of our international disbursement network, enhanced transaction fulfillment technology, and intensified marketing. Direct-to-consumer channels now contribute the vast majority of our money transfer revenue. National Retail Solutions’ revenues increased 32% and 50% in the three and nine months ended April 30, 2019, respectively, compared to the similar periods in fiscal 2018 as its POS network has achieved sufficient scale to enable new revenue sources that supplement the monthly recurring fees generated by the use of its terminals. These emerging services include out-of-home advertising through the terminals’ consumer facing screen, retail analytics, and credit card processing.

	Three months ended April 30,			Nine months ended April 30,
	2019	2018	Change	2019	2018	Change
Telecom & Payment Services
Direct cost of revenues as a percentage of revenues	85.0%	85.3%	(0.3)%	85.3%	86.2%	(0.9)%

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 primarily due to decreases in Carrier Services’ and Boss Revolution calling service’s direct cost of revenues in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018, partially offset by an increase in mobile top-up’s direct cost of revenues in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 30 and 90 basis points in the three and nine months ended April 30, 2019, respectively, compared to the similar periods in fiscal 2018 primarily due to the continued migration of Boss Revolution calling customers to the direct-to-consumer channel and, in Carrier Services, by a shift to higher margin traffic resulting from the implementation of an outsourcing agreement in a key calling corridor.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment decreased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 primarily due to decreases in employee compensation, stock-based compensation and sales commissions. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense was 11.6% in both the three months ended April 30, 2019 and 2018, and increased to 11.7% from 11.3% in the nine months ended April 30, 2019 and 2018, respectively.

Depreciation and Amortization. Depreciation and amortization expense in our Telecom & Payment Services segment decreased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 as more of our property, plant and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance. In the three and nine months ended April 30, 2019, Telecom & Payment Services incurred severance expense of $0.6 million. In the three months ended April 30, 2018, Telecom & Payment Services commenced implementation of an adjustment to its workforce. In the three and nine months ended April 30, 2018, Telecom & Payment Services incurred severance expense of $3.6 million and $4.2 million, respectively.

Other Gains, net. Other gains, net of $0.2 million in the nine months ended April 30, 2019 was primarily due to the sale of a calling card business in Asia.

net2phone Segment

Our net2phone segment, which represented 3.6% and 2.5% of our total revenues in the three months ended April 30, 2019 and 2018, respectively, and 3.3% and 2.2% of our total revenues in the nine months ended April 30, 2019 and 2018, respectively, comprises two verticals:

●	net2phone-UCaaS is a rapidly growing, global unified cloud communications offering for business.

●	net2phone-Platform Services includes other offerings leveraging a common technology platform to provide cable telephony and other voice services.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenues	$12.4	$9.1	$3.3	36.7%	$34.4	$25.2	$9.2	36.7%
Direct cost of revenues	3.3	3.1	0.2	7.9	9.6	8.2	1.4	17.2
Selling, general and administrative	9.0	5.5	3.5	62.7	24.5	15.5	9.0	57.8
Depreciation	1.4	1.3	0.1	10.2	5.0	3.7	1.3	35.8
Loss from operations	$(1.3)	$(0.8)	$(0.5)	(64.8)%	$(4.7)	$(2.2)	$(2.5)	(110.0)%

Revenues. net2phone’s revenues in the three and nine months ended April 30, 2019 and 2018 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
net2phone-UCaaS	$6.6	$3.7	$2.9	79.6%	$17.5	$9.3	$8.2	87.3%
net2phone-Platform Services	5.8	5.4	0.4	7.1	16.9	15.9	1.0	6.9
Total revenues	$12.4	$9.1	$3.3	36.7%	$34.4	$25.2	$9.2	36.7%

net2phone-UCaaS’s revenues increased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 driven by the expansion of its U.S. channel partner network and growth in South American markets. In August 2018, net2phone-UCaaS launched its service in Mexico, and on September 14, 2018, net2phone-UCaaS entered the Canadian market through its acquisition of Versature Corp. Versature contributed $1.4 million and $3.5 million in revenue in the three and nine months ended April 30, 2019, respectively, after its acquisition.

During the three months ended April 30, 2019, net2phone continued to deploy its new proprietary platform that integrates voice, text, messaging and web chat services across devices. net2phone expects that the unified communications functionality afforded by the new platform will become a key driver of customer acquisitions.

	Three months ended April 30,			Nine months ended April 30,
	2019	2018	Change	2019	2018	Change
net2phone
Direct cost of revenues as a percentage of revenues	27.0%	34.1%	(7.1)%	28.0%	32.6%	(4.6)%

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 primarily because of an increase in the direct cost of revenues in net2phone-UCaaS, partially offset by a decrease in the direct cost of revenues in net2phone-Platform Services. Direct cost of revenues as a percentage of revenues decreased 710 and 460 basis points in the three and nine months ended April 30, 2019, respectively, compared to the similar periods in fiscal 2018 because of decreases in direct cost of revenues as a percentage of revenues in both net2phone-UCaaS and net2phone-Platform Services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 due to increases in employee compensation, marketing expense and sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 72.2% and 60.7% in the three months ended April 30, 2019 and 2018, respectively, and 71.1% and 61.5% in the nine months ended April 30, 2019 and 2018, respectively.

Depreciation. The increase in depreciation expense in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 was due to increases in depreciation of net2phone-UCaaS’ customer premises equipment, additions and improvements to Versature’s office, and capitalized costs of consultants and employees developing internal use software to support our new products.

All Other

Operating segments not reportable individually are included in All Other, which included the real estate holdings and other investments that were included in the Rafael Spin-Off.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Revenues	$—	$—	$—	—%	$—	$1.2	$(1.2)	(100.0)%
Direct cost of revenues	—	—	—	—	—	—	—	—
Selling, general and administrative	—	0.7	(0.7)	(100.0)	—	2.6	(2.6)	(100.0)
Depreciation	—	0.4	(0.4)	(100.0)	—	1.2	(1.2)	(100.0)
Loss from operations	$—	$(1.1)	$1.1	100.0%	$—	$(2.6)	$2.6	100.0%

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

Selling, General and Administrative. Selling, general and administrative expense in the three and nine months ended April 30, 2018 primarily included expenses related to Rafael, including its commercial real estate and Lipomedix. Rafael began consolidating Lipomedix in November 2017 after Rafael purchased additional shares and increased its ownership to 50.6% of the issued and outstanding ordinary shares of Lipomedix. Selling, general and administrative expense of Lipomedix in the three and nine months ended April 30, 2018 was $0.3 million and $0.6 million, respectively.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
General and administrative	$2.5	$2.5	$—	(3.1)%	$7.3	$7.3	$—	(0.8)%
Severance	—	0.1	(0.1)	(100.0)	—	0.1	(0.1)	(100.0)
Other operating expense	0.1	0.3	(0.2)	(65.2)	0.6	2.0	(1.4)	(67.2)
Loss from operations	$2.6	$2.9	$0.3	12.6%	$7.9	$9.4	$(1.5)	(15.8)%

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

General and Administrative. Corporate general and administrative expense was substantially unchanged in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 primarily because decreases in stock-based compensation and legal fees were mostly offset by an increase in employee compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.7% in the three months ended April 30, 2019 and 2018, and 0.7% and 0.6% in the nine months ended April 30, 2019 and 2018, respectively.

Other Operating Expense. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. In the three months ended April 30, 2019 and 2018, we incurred legal fees of $0.1 million and $0.3 million, respectively, and in the nine months ended April 30, 2019 and 2018, we incurred legal fees of $0.6 million and $1.3 million, respectively, related to the Straight Path stockholders’ putative class action and derivative complaint (see Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q). In addition, in the nine months ended April 30, 2018, we incurred fees of $0.7 million related to other legal matters.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.3 million and $1.0 million in the three months ended April 30, 2019 and 2018, respectively, and $1.2 million and $2.8 million in the nine months ended April 30, 2019 and 2018, respectively. At April 30, 2019, unrecognized compensation cost related to non-vested stock-based compensation, including stock options and restricted stock, was an aggregate of $1.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2020.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2019	2018	$	%	2019	2018	$	%
	(in millions)
Income (loss) from operations	$2.7	$(1.7)	$4.4	262.4%	$5.6	$(2.1)	$7.7	366.7%
Interest income, net	0.2	0.2	—	(13.2)	0.5	0.9	(0.4)	(44.7)
Other income (expense), net	0.4	(0.7)	1.1	150.6	(0.5)	(1.2)	0.7	57.7
Benefit from (provision for) income taxes	0.9	(1.1)	2.0	184.6	(2.1)	(0.9)	(1.2)	(120.6)
Net income (loss)	4.2	(3.3)	7.5	228.7	3.5	(3.3)	6.8	204.9
Net income attributable to noncontrolling interests	(0.3)	(0.2)	(0.1)	(25.9)	(0.9)	(0.7)	(0.2)	(27.2)
Net income (loss) attributable to IDT Corporation	$3.9	$(3.5)	$7.4	211.9%	$2.6	$(4.0)	$6.6	164.7%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2019	2018	2019	2018
	(in millions)
Foreign currency transaction losses	$—	$(0.7)	$(0.8)	$(1.2)
Gain on investments	0.6	—	0.7	—
Other	(0.2)	—	(0.4)	—
Total other income (expense), net	$0.4	$(0.7)	$(0.5)	$(1.2)

Benefit from (Provision for) Income Taxes. The change in income tax (benefit) expense in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 was primarily due to differences in the amount of income earned in the various taxing jurisdictions. In addition, in the nine months ended April 30, 2018, we recorded a noncurrent receivable and an income tax benefit of $3.3 million for the anticipated refund of an AMT credit carry-over because of “The Tax Cuts and Jobs Act.”

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

The global intangible low taxed income, or GILTI, and base erosion anti-abuse tax, or BEAT, became effective on August 1, 2018. We reviewed the proposed guidance that was issued by the Internal Revenue Service in September 2018. As a result of our fully reserved net operating losses in the United States, we concluded there will be no material impact on our tax provision as a result of GILTI. We currently believe there will be no impact from the BEAT.

We anticipate that our assumptions may change as a result of future guidance and interpretation from the Internal Revenue Service, the SEC, the FASB, and various other taxing jurisdictions, and any additional adjustments will be made at that time.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2019 compared to the similar periods in fiscal 2018 was due to the reduction in the net loss attributable to the noncontrolling interests in Rafael as a result of the Rafael Spin-Off, partially offset by a decrease in the net income attributable to the noncontrolling interests in certain IDT Telecom subsidiaries due to a decrease in the net income of these subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents and marketable securities that we held at April 30, 2019 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2020.

At April 30, 2019, we had cash, cash equivalents and debt securities of $79.6 million and a working capital deficit (current liabilities in excess of current assets) of $15.9 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At April 30, 2019, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $19.8 million held by IDT Payment Services that was unavailable for other purposes.

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

	Nine months ended April 30,
	2019	2018
	(in millions)
Cash flows provided by (used in):
Operating activities	$47.3	$1.1
Investing activities	(13.9)	(1.5)
Financing activities	7.6	(22.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(2.0)	5.4
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$39.0	$(17.0)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $59.2 million at April 30, 2019 from $76.1 million at July 31, 2018 primarily due to collections in the nine months ended April 30, 2019 in excess of amounts billed during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $40.7 million at April 30, 2019 from $55.0 million at July 31, 2018 primarily due to the $8.6 million non-cash reduction to deferred revenue, with an offsetting reduction to accumulated deficit, for the cumulative effect of the adoption of ASC 606 as of August 1, 2018. The remaining decrease was primarily due to decreases in the Boss Revolution international calling service and traditional calling cards balances.

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

In August 2017, we entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. We have committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, the parties may renegotiate the amount of the monthly payments. In the event the parties do not agree on re-pricing terms after good faith negotiations, then either party has the right to terminate the agreement. Pursuant to the agreement, in September 2017, we deposited $11.75 million into an escrow account as security for the benefit of the telecom operator, which was included in operating activities in the accompanying consolidated statement of cash flows. In fiscal 2018, the escrow account balance was reduced to $9.2 million, which is included in “Other current assets” at April 30, 2019 and July 31, 2018 in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Investing Activities

Our capital expenditures were $13.7 million and $16.0 million in the nine months ended April 30, 2019 and 2018, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending April 30, 2020 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents and marketable securities on hand.

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a UCaaS provider serving the Canadian market. The cash paid for the acquisition net of cash acquired was $5.5 million.

In the nine months ended April 30, 2019, proceeds from redemption of investments was $1.0 million, and cash used for the purchase of investments was $1.0 million.

On October 24, 2017, we sold our entire majority interests in New SPIP to PR-SP in exchange for $6 million and the assumption by PR-SP of our funding and other obligations. As described above, $6 million of the aggregate payment to Straight Path that was allocated to the transfer of the IP Interest was included in investing activities in the nine months ended April 30, 2018.

Purchases of marketable securities were $7,000 and $22.2 million in the nine months ended April 30, 2019 and 2018, respectively. Proceeds from maturities and sales of marketable securities were $5.3 million and $36.7 million in the nine months ended April 30, 2019 and 2018, respectively.

Financing Activities

In the nine months ended April 30, 2018, we paid cash dividends of $0.47 per share on our Class A common stock and Class B common stock, or $11.7 million in total. In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as invest in our growth business initiatives.

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

We distributed cash of $1.2 million and $1.0 million in the nine months ended April 30, 2019 and 2018, respectively, to the holders of noncontrolling interests in certain of our subsidiaries.

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

At the time of the acquisition in September 2018, Versature had financing-related other liabilities of $0.7 million. During the period from the acquisition to April 30, 2019, we repaid $0.6 million of these liabilities.

As of October 31, 2018, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and for other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2019. At April 30, 2019, there was no amount outstanding under the facility. In the nine months ended April 30, 2019, we borrowed and repaid an aggregate of $3.0 million under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

IDT Telecom had a credit agreement, dated July 12, 2012, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement was terminated on July 20, 2018. In the nine months ended April 30, 2018, IDT Telecom borrowed and repaid an aggregate of $22.1 million under the facility.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. In the nine months ended April 30, 2019, we repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. There were no repurchases under the program in the nine months ended April 30, 2018. At April 30, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2019 and 2018, we paid $28,000 and $0.1 million, respectively, to repurchase 3,748 and 5,170 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

On June 22, 2017, IDT Telecom entered into a Share Purchase Agreement with JAR Fintech Limited and JAR Capital Limited to sell the capital stock of IDT Financial Services Holding Limited, or IDTFS Holding, a company incorporated under the laws of Gibraltar and a wholly-owned subsidiary of IDT Telecom, to JAR Fintech Limited. IDTFS Holding is the sole shareholder of IDT Financial Services Limited, our Gibraltar-based bank and e-money issuer. The sale was subject to regulatory approval and other conditions. On October 25, 2018, JAR Fintech Limited notified us that it considers the agreement terminated by the effluxion of time, however the parties had indicated that they remained interested in consummating a transaction regarding the sale of IDTFS Holding, pending, among other things, greater clarity regarding the timing of Brexit and its effect on IDTFS Holding.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at April 30, 2019:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Operating leases	$17.3	$6.1	$5.6	$3.8	$1.8
Purchase commitments (1)	45.1	45.1	—	—	—
Total contractual obligations (2)	$62.4	$51.2	$5.6	$3.8	$1.8

(1)	Purchase commitments include the aggregate commitments under telecom services commitments with telecom operators in Central America, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The purchase commitments include telecom services commitments that became effective on June 1, 2019.

(2)	The above table does not include an aggregate of $16.1 million in performance bonds due to the uncertainty of the amount and/or timing of any such payments.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2019, we had aggregate performance bonds of $16.1 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 34% and 32% of our consolidated revenues for the nine months ended April 30, 2019 and 2018, respectively. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenue and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

In addition to, but separate from our primary business, we hold a portion of our assets in marketable securities and hedge funds for strategic and speculative purposes. At April 30, 2019, the carrying value of our debt securities and equity investments including investments in hedge funds was $0.3 million and $8.4 million, respectively. Investments in marketable securities and hedge funds carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the year ended July 31, 2018, except for the following:

Our U.K.-based businesses and business between the U.K. and other countries face risks related to the United Kingdom’s leaving the European Union (“Brexit”)

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the U.K. formally notified the EU of its intention to withdraw, triggering a two-year negotiation period for exiting the EU. At present, the withdrawal of the U.K. from the EU is currently scheduled to take effect on October 31, 2019 with the possibility of leaving earlier if support for a withdrawal agreement is secured in the House of Common. If no agreement is entered into between the U.K. and the EU, and no extension of Brexit is agreed upon, the withdrawal will proceed without an agreement, and transitional provisions may or may not be put in place to ease the process.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2019:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2019 (2)	1,712	$6.57	—	6,903,406
March 1-31, 2019	—	$—	—	6,903,406
April 1–30, 2019	—	$—	—	6,903,406
Total	1,712	$6.57	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

On June 3, 2019, the Company’s Board of Directors changed Marcelo Fischer’s title from Senior Vice President of Finance of the Company to Chief Financial Officer of the Company. In connection therewith, the Compensation Committee of the Board of Directors raised his annual base salary by $50,000 to $445,000 per annum. Mr. Fischer remains Chief Financial Officer of the Company’s subsidiary, IDT Telecom, Inc.

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

IDT CORPORATION

June 7, 2019	By:	/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer

June 7, 2019	By:	/s/ Marcelo Fischer
Marcelo Fischer
Chief Financial Officer