Form 10-Q
period 2019-10-31
IDT CORP
filed 2019-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of December 6, 2019, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,927,890 shares outstanding (excluding 907,659 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2019	July 31, 2019
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$62,183	$80,168
Restricted cash and cash equivalents	190,218	177,031
Debt securities	9,894	2,534
Equity investments	5,710	5,688
Trade accounts receivable, net of allowance for doubtful accounts of $5,675 at October 31, 2019 and $5,444 at July 31, 2019	50,963	58,060
Prepaid expenses	27,809	20,276
Other current assets	26,964	24,704
Total current assets	373,741	368,461
Property, plant and equipment, net	32,874	34,355
Goodwill	11,214	11,209
Other intangibles, net	4,110	4,196
Equity investments	9,337	9,319
Operating lease right-of-use assets	11,597	—
Deferred income tax assets, net	4,110	4,589
Other assets	12,054	11,574
Total assets	$459,037	$443,703

Liabilities and equity
Current liabilities:
Trade accounts payable	$37,159	$37,077
Accrued expenses	121,058	127,834
Deferred revenue	40,739	42,479
Customer deposits	188,258	175,028
Other current liabilities	9,180	6,652
Total current liabilities	396,394	389,070
Operating lease liabilities	9,335	—
Other liabilities	977	1,076
Total liabilities	406,706	390,146
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2019 and July 31, 2019	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,836 and 25,803 shares issued and 24,928 and 24,895 shares outstanding at October 31, 2019 and July 31, 2019, respectively	258	258
Additional paid-in capital	274,953	273,313
Treasury stock, at cost, consisting of 1,698 shares of Class A common stock and 908 shares of Class B common stock at October 31, 2019 and July 31, 2019	(51,739)	(51,739)
Accumulated other comprehensive loss	(6,062)	(4,858)
Accumulated deficit	(162,276)	(160,763)
Total IDT Corporation stockholders’ equity	55,167	56,244
Noncontrolling interests	(2,836)	(2,687)
Total equity	52,331	53,557
Total liabilities and equity	$459,037	$443,703

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2019	2018
	(in thousands, except per share data)
Revenues	$340,245	$362,316
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	279,461	304,693
Selling, general and administrative (i)	53,480	50,552
Depreciation and amortization	5,295	5,594
Severance	626	—
Total costs and expenses	338,862	360,839
Other operating expense, net (see Note 9)	(2,775)	(1,295)
(Loss) income from operations	(1,392)	182
Interest income, net	272	108
Other income (expense), net	234	(1,349)
Loss before income taxes	(886)	(1,059)
Provision for income taxes	(536)	(939)
Net loss	(1,422)	(1,998)
Net income attributable to noncontrolling interests	(91)	(301)
Net loss attributable to IDT Corporation	$(1,513)	$(2,299)

Basic and diluted loss per share attributable to IDT Corporation common stockholders	$(0.06)	$(0.10)

Weighted-average number of shares used in calculation of basic and diluted loss per share	26,279	23,831

(i) Stock-based compensation included in selling, general and administrative expenses	$1,364	$413

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Net loss	$(1,422)	$(1,998)
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	—	(2)
Foreign currency translation adjustments	(1,204)	524
Other comprehensive (loss) income	(1,204)	522
Comprehensive loss	(2,626)	(1,476)
Comprehensive income attributable to noncontrolling interests	(91)	(301)
Comprehensive loss attributable to IDT Corporation	$(2,717)	$(1,777)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended October 31, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2019	$33	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2,687)	$53,557
Exercise of stock options	—	—	276	—	—	—	—	276
Stock-based compensation	—	—	1,364	—	—	—	—	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	(240)	(240)
Other comprehensive loss	—	—	—	—	(1,204)	—	—	(1,204)
Net loss	—	—	—	—	—	(1,513)	91	(1,422)
BALANCE AT OCTOBER 31, 2019	$33	$258	$274,953	$(51,739)	$(6,062)	$(162,276)	$(2,836)	$52,331

	Three Months Ended October 31, 2018 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2018	$33	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition	—	—	—	—	—	9,064	—	9,064
Adjustment from the adoption of change in accounting for equity investments	—	—	—	—	33	1,140	—	1,173
ADJUSTED BALANCE AT AUGUST 1, 2018	33	256	294,047	(85,597)	(4,939)	(162,899)	639	41,540
Repurchases of Class B common stock through repurchase program	—	—	—	(3,854)	—	—	—	(3,854)
Stock-based compensation	—	—	413	—	—	—	—	413
Distributions to noncontrolling interests	—	—	—	—	—	—	(339)	(339)
Other comprehensive income	—	—	—	—	522	—	—	522
Net loss	—	—	—	—	—	(2,299)	301	(1,998)
BALANCE AT OCTOBER 31, 2018	$33	$256	$294,460	$(89,451)	$(4,417)	$(165,198)	$601	$36,284

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Operating activities
Net loss	$(1,422)	$(1,998)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,295	5,594
Deferred income taxes	479	1,117
Provision for doubtful accounts receivable	549	447
Stock-based compensation	1,364	413
Other	(34)	46
Change in assets and liabilities:
Trade accounts receivable	7,975	97
Prepaid expenses, other current assets and other assets	(9,166)	(8,766)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(10,012)	6,919
Customer deposits at IDT Financial Services Limited, our Gibraltar-based bank	1,793	5,567
Deferred revenue	(1,798)	(1,206)
Net cash (used in) provided by operating activities	(4,977)	8,230
Investing activities
Capital expenditures	(3,851)	(4,463)
Payment for acquisition, net of cash acquired	—	(5,453)
Purchases of debt securities and equity investments	(8,195)	—
Proceeds from maturities and sales of debt securities and sales of equity investments	782	3,372
Net cash used in investing activities	(11,264)	(6,544)
Financing activities
Distributions to noncontrolling interests	(240)	(339)
Repayment of other liabilities	(19)	(599)
Proceeds from exercise of stock options	276	—
Repurchases of Class B common stock	—	(3,854)
Net cash provided by (used in) financing activities	17	(4,792)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	11,426	(4,590)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(4,798)	(7,696)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	257,199	203,197
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$252,401	$195,501

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at July 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ending July 31, 2020).

Note 2—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The Company has two reportable business segments, Telecom & Payment Services and net2phone. The Telecom & Payment Services segment is comprised of Core and Growth verticals. Core includes BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging and data credits to mobile accounts internationally and domestically. Core also includes smaller communications and payment offerings, many in harvest mode. Growth includes National Retail Solutions, which operates a point-of-sale terminal-based network for retailers, BOSS Revolution Money Transfer, an international money remittance service for customers in the United States, and BOSS Revolution Mobile, a mobile virtual network operator in the United States. The net2phone segment is comprised of net2phone-Unified Communications as a Service (“UCaaS”), a unified cloud-based communications service for businesses in North and South America and certain other international markets, and net2phone-Platform Services, which provides telephony services to cable operators and other businesses by leveraging a common technology platform.

The Company’s core operations are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s Telecom & Payment Services’ growth initiatives and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the Company’s core assets, and revenue, in some cases, is recognized over time. The Company’s most significant revenue streams are from BOSS Revolution Calling, Mobile Top-Up, and Carrier Services. BOSS Revolution Calling and Mobile Top-Up are sold direct-to-consumers and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Core Operations:
BOSS Revolution Calling	$116,242	$123,513
Carrier Services	113,517	142,222
Mobile Top-Up	76,815	65,346
Other	11,244	14,757
Growth	9,800	6,011
Total Telecom & Payment Services	327,618	351,849
net2phone-UCaaS	7,221	4,805
net2phone-Platform Services	5,406	5,662
Total net2phone	12,627	10,467
Total	$340,245	$362,316

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	Total
Three Months Ended October 31, 2019
United States	$218,655	$8,532	$227,187
Outside the United States:
United Kingdom	35,793	4	35,797
Netherlands	54,942	—	54,942
Other	18,228	4,091	22,319
Total outside the United States	108,963	4,095	113,058
Total	$327,618	$12,627	$340,245

(in thousands)	Telecom & Payment Services	net2phone	Total
Three Months Ended October 31, 2018
United States	$231,624	$7,930	$239,554
Outside the United States:
United Kingdom	50,472	8	50,480
Netherlands	50,922	—	50,922
Other	18,831	2,529	21,360
Total outside the United States	120,225	2,537	122,762
Total	$351,849	$10,467	$362,316

Remaining Performance Obligations

The Company’s revenue is generally recognized in the same period that its performance obligations are satisfied. The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods, or any significant portion of transaction price to be allocated to performance obligations that are unsatisfied (or partially unsatisfied) at the end of a reporting period.

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The primary component of the Company’s contract liability balance is the payments received for its prepaid BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up services. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheet as “Deferred revenue”.

The following table presents information about the Company’s contract liability balance:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$29,112	$28,506

Deferred Customer Contract Acquisition and Fulfillment Costs

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31, 2019	July 31, 2019
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$1,754	$1,474
Deferred customer contract acquisition costs included in “Other assets”	1,916	1,716
Total	$3,670	$3,190

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Amortization of deferred customer contract acquisition costs	$551	$—

Note 3—Leases

On August 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), and the amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on its balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, the previously applicable standard, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented.

The Company elected to apply the optional ASC 842 transition provisions beginning on August 1, 2019. Accordingly, the Company will continue to apply Topic 840 prior to August 1, 2019, including Topic 840 disclosure requirements, in the comparative periods presented. The Company elected the package of practical expedients for all its leases that commenced before August 1, 2019. In addition, the Company elected not to apply the recognition requirements of ASC 842 for its short-term leases.

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from one to six years. net2phone-UCaaS also has operating leases for office equipment. Certain of these leases include renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise the options to extend the lease or terminate the lease.

The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $12.4 million and operating ROU assets of the same amount as of August 1, 2019 based on the present value of the remaining minimum rental payments associated with the Company’s leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate based on information available at August 1, 2019 to determine the present value of its future minimum rental payments.

net2phone has equipment leases that were classified as capital leases under Topic 840 and are finance leases under ASC 842. net2phone is also the lessor in various equipment leases that were classified as sales-type capital leases under Topic 840, that are classified as sales-type finance leases under ASC 842. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

Supplemental disclosures related to the Company’s operating leases were as follows:

Three Months Ended October 31, 2019
(in thousands)
Operating lease cost	$711
Short-term lease cost	58
Total lease cost	$769
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$684

October 31, 2019

Weighted-average remaining lease term-operating leases	4.9 years
Weighted-average discount rate-operating leases	3.12%

The Company’s aggregate operating lease liability was as follows:

October 31, 2019
(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,417
Operating lease liabilities included in noncurrent liabilities	9,335
Total	$11,752

Future minimum maturities of operating lease liabilities were as follows:

Twelve-month period ending October 31,
(in thousands)
2020	$2,776
2021	2,637
2022	2,438
2023	1,996
2024	1,880
Thereafter	986
Total lease payments	12,713
Less imputed interest	(961)
Total operating lease liabilities	$11,752

Note 4—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	October 31, 2019	July 31, 2019
	(in thousands)
Cash and cash equivalents	$62,183	$80,168
Restricted cash and cash equivalents	190,218	177,031
Total cash, cash equivalents, and restricted cash and cash equivalents	$252,401	$257,199

At October 31, 2019 and July 31, 2019, restricted cash and cash equivalents included $190.1 million and $176.8 million, respectively, in restricted cash and cash equivalents held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 5—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2019:
Certificates of deposit*	$9,894	$—	$—	$9,894

July 31, 2019:
Certificates of deposit*	$2,234	$—	$—	$2,234
Municipal bonds	300	—	—	300
Total	$2,534	$—	$—	$2,534

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and sales of equity investments were $0.8 million and $3.4 million in the three months ended October 31, 2019 and 2018, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2019 and 2018. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2019 were as follows:

Fair Value
(in thousands)
Within one year	$8,694
After one year through five years	1,200
After five years through ten years	—
After ten years	—
Total	$9,894

Note 6—Equity Investments

Equity investments consist of the following:

	October 31, 2019	July 31, 2019
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2019 and July 31, 2019	$74	$68
Rafael Holdings, Inc. Class B common stock, 27,419 shares at October 31, 2019 and July 31, 2019	476	567
Mutual funds	5,160	5,053
Current “Equity investments”	$5,710	$5,688

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$3,637	$3,619
Hedge funds	5,475	5,475
Other	225	225
Noncurrent “Equity investments”	$9,337	$9,319

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. to the Company’s stockholders of record as of the close of business on May 26, 2016. On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018. The Company received the Zedge and Rafael shares in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc., IDT Financial Services Limited received 1,830 shares of Visa Series C Preferred among other consideration. Each share of Visa Series C Preferred is convertible into 13.886 shares of Visa Class A common stock, subject to certain conditions, starting in June 2020 and will be convertible at the holder’s option beginning in June 2028.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$3,919	$1,883
Adoption of change in accounting for equity investments	—	1,213
Adjusted balance	3,919	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	18	22
Impairments	—	—
Balance, end of the period	$3,937	$3,118

In the three months ended October 31, 2019 and 2018, the Company increased the carrying value of the 1,830 shares of Visa Series C Preferred it held by $18,000 and $22,000, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Net gains (losses) recognized during the period on equity investments	$26	$(46)
Less: net gains and losses recognized during the period on equity investments sold during the period	—	—
Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$26	$(46)

Note 7—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2019
Debt securities	$—	$9,894	$—	$9,894
Equity investments included in current assets	5,710	—	—	5,710
Equity investments included in noncurrent assets	—	—	3,637	3,637
Total	$5,710	$9,894	$3,637	$19,241
July 31, 2019
Debt securities	$—	$2,534	$—	$2,534
Equity investments included in current assets	5,688	—	—	5,688
Equity investments included in noncurrent assets	—	—	3,619	3,619
Total	$5,688	$2,534	$3,619	$11,841

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2019 and July 31, 2019, the Company had $5.5 million in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

At October 31, 2019 and July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three months ended October 31, 2019 and 2018.

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Balance, beginning of period	$3,619	$—
Transfer into Level 3 from adoption of change in accounting for equity investments	—	2,794
Total gains recognized in “Other income (expense), net”	18	22
Balance, end of period	$3,637	$2,816
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$18	$22

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At October 31, 2019 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2019 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 8—Acquisition of Versature Corp.

On September 14, 2018, the Company acquired 100% of the outstanding shares of Versature Corp., a UCaaS provider serving the Canadian market, for cash of $5.9 million. Versature’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The following table presents unaudited pro forma information of the Company as if the acquisition occurred on August 1, 2018:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Revenues	$340,245	$363,200
Net loss	$(1,422)	$(2,206)

Note 9—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$260	$195
net2phone—indemnification claim	365	—
Telecom & Payment Services—accrual for non-income related taxes related to a foreign subsidiary	2,150	1,100
Total other operating expense, net	$2,775	$1,295

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013. As discussed in Note 15, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming the Company, among others. In the three months ended October 31, 2019 and 2018, the Company incurred legal fees of $0.7 million and $0.2 million, respectively, related to this action. Also, in the three months ended October 31, 2019, the Company recorded insurance proceeds for this matter of $0.4 million.

Indemnification Claim

In June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Accrual for Non-Income Related Taxes

In the fourth quarter of fiscal 2019, the Company recorded an $8.0 million accrual for non-income related taxes related to one of its foreign subsidiaries. A portion of the accrual related to each of the fiscal quarters in fiscal 2019. Accordingly, the Company corrected its consolidated financial statements for the three months ended October 31, 2018, January 31, 2019, and April 30, 2019 to include the accrued expense and the related income tax benefit. The Company has determined that the adjustments were not material to its previously issued quarterly financial statements. The impact of the correction on the Company’s previously issued consolidated financial statements for the three months ended October 31, 2018 was as follows:

	Three Months Ended October 31, 2018
	Previously Reported	Error Correction	As Adjusted
	(in thousands, except per share data)
Consolidated Statement of Operations:
Other operating expense	$(195)	$(1,100)	$(1,295)
Provision for income taxes	$(1,189)	$250	$(939)
Net loss	$(1,148)	$(850)	$(1,998)
Net loss attributable to IDT Corporation	$(1,449)	$(850)	$(2,299)
Loss per share attributable to IDT Corporation common stockholders:
Basic	$(0.06)	$(0.04)	$(0.10)
Diluted	$(0.06)	$(0.04)	$(0.10)

Note 10—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of the Company’s Class B common stock. There were no repurchases under the program in the three months ended October 31, 2019. In the three months ended October 31, 2018, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At October 31, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

2015 Stock Option and Incentive Plan

In the three months ended October 31, 2019, the Company received proceeds from the exercise of stock options of $0.3 million for which the Company issued 32,551 shares of its Class B common stock. There were no stock option exercises in the three months ended October 31, 2018.

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

The following shares were excluded from the diluted loss per share computations because their inclusion would have been anti-dilutive:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Stock options	1,190	1,243
Non-vested restricted Class B common stock	616	49
Shares excluded from the calculation of diluted earnings per share	1,806	1,292

The diluted loss per share equals basic loss per share in the three months ended October 31, 2019 and 2018 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Revolving Credit Loan Payable

As of October 31, 2019, the Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2020. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2019	$—	$(4,858)	$(4,858)
Other comprehensive loss attributable to IDT Corporation	—	(1,204)	(1,204)
Balance, October 31, 2019	$—	$(6,062)	$(6,062)

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone	Corporate	Total
Three Months Ended October 31, 2019
Revenues	$327,618	$12,627	$—	$340,245
Income (loss) from operations	4,372	(3,263)	(2,501)	(1,392)
Other operating expense, net	(2,150)	(365)	(260)	(2,775)

Three Months Ended October 31, 2018
Revenues	$351,849	$10,467	$—	$362,316
Income (loss) from operations	4,169	(1,500)	(2,487)	182
Other operating expense, net	(1,100)	—	(195)	(1,295)

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

On May 21, 2018, Erik Dennis filed a putative class action against IDT Telecom and the Company in the U.S. District Court for the Northern District of Georgia alleging violations of Do Not Call Regulations promulgated by the U.S. Federal Trade Commission. On October 31, 2019, the parties settled the matter and filed a stipulation of dismissal with prejudice.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint. Following closing of the transaction, the Delaware Chancery Court denied the motion to dismiss. On February 22, 2019, the Delaware Supreme Court affirmed the denial of the motion to dismiss. The parties are engaged in discovery. The Company intends to vigorously defend this matter (see Note 9). At this stage, the Company is unable to estimate its potential liability, if any.

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

Sales Tax Contingency

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. The Company is evaluating its state tax filings with respect to the Wayfair decision and is in the process of reviewing its collection practices. It is possible that one or more jurisdictions may assert that the Company has liability for periods for which it has not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect the Company’s business, financial position and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to the Company’s operations, and if such changes were made it could materially and adversely affect the Company’s business, financial position and operating results.

Regulatory Fee Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At October 31, 2019 and July 31, 2019, the Company’s accrued expenses included $42.1 million and $44.7 million, respectively, for these regulatory fees for the years covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2019, the Company had purchase commitments of $30.7 million, including the aggregate commitment of $26.5 million under the telecom services commitments described below.

Telecom Services Commitments

In May 2019, the Company entered into a Memorandum of Understanding (“MOU”) with a telecom operator in Central America for among other things, termination of inbound and outbound international long-distance voice calls. The MOU is effective until December 31, 2019, unless superseded by the execution of a definitive agreement. The Company has committed to pay such telecom operator monthly committed amounts during the term of the MOU. The parties intend to draft and execute a definitive agreement as soon as practicable.

In August 2017, the Company entered into a Reciprocal Services Agreement with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The Company has committed to pay such telecom operator monthly committed amounts during the term of the agreement. In addition, under certain limited circumstances, either party has the right to terminate the agreement. Pursuant to the agreement, the Company deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which is included in “Other current assets” in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2019, the Company had aggregate performance bonds of $17.5 million outstanding.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2019 and July 31, 2019, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.8 million and $13.2 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

FCC Investigation of Straight Path Spectrum LLC

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

Note 16—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended October 31,
	2019	2018
	(in thousands)
Foreign currency transaction gains (losses)	$671	$(1,205)
Gain (loss) on investments	26	(46)
Other	(463)	(98)
Total other income (expense), net	$234	$(1,349)

Note 17—Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2023. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended October 31, 2019 and 2018, we incurred rent expense of $0.5 million and $0.4 million, respectively, in connection with the Rafael leases.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets, income taxes and regulatory agency fees, and direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2023. We are evaluating the impact that the new standard will have on our consolidated financial statements.

Results of Operations

Three Months Ended October 31, 2019 Compared to Three Months Ended October 31, 2018

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 96.3% and 97.1% of our total revenues in the three months ended October 31, 2019 and 2018, respectively, markets and distributes the following communications and payment services:

●	Core includes our three largest communications and payments offerings by revenue: BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging and data credits to mobile accounts internationally and domestically. Core also includes smaller communications and payments offerings, many in harvest mode.

●	Growth comprises National Retail Solutions, which operates a point-of-sale, or POS, terminal-based network for retailers, BOSS Revolution Money Transfer, an international money remittance service for customers in the United States, and BOSS Revolution Mobile, a mobile virtual network operator which provides mobile phone service over a third-party network for customers in the United States.

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

	Three months ended October 31,		Change
	2019	2018	$	%
	(in millions)
Revenues	$327.6	$351.8	$(24.2)	(6.9)%
Direct cost of revenues	276.5	301.6	(25.1)	(8.4)
Selling, general and administrative	40.8	40.9	(0.1)	(0.1)
Depreciation and amortization	3.2	4.0	(0.8)	(21.2)
Severance	0.6	—	0.6	nm
Other operating expense, net	2.1	1.1	1.0	94.5
Income from operations	$4.4	$4.2	$0.2	4.9%

nm—not meaningful

Revenues. Telecom & Payment Services’ revenues and minutes of use for the three months ended October 31, 2019 and 2018 consisted of the following:

	Three months ended October 31,		Change
	2019	2018	$/#	%
	(in millions)
Core Operations:
BOSS Revolution Calling	$116.3	$123.5	$(7.2)	(5.9)%
Carrier Services	113.5	142.2	(28.7)	(20.2)
Mobile Top-Up	76.8	65.3	11.5	17.6
Other	11.2	14.8	(3.6)	(23.8)
Growth	9.8	6.0	3.8	63.1
Total revenues	$327.6	$351.8	$(24.2)	(6.9)%
Minutes of use
BOSS Revolution Calling	1,002	1,108	(106)	(9.6)%
Carrier Services	4,314	4,508	(194)	(4.3)

Revenues and minutes of use from BOSS Revolution Calling decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 in line with our expectations. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019. Over the long-term, we expect that Carrier Services will continue to be adversely impacted as communications globally transition away from traditional international long-distance voice operators. However, Carrier Services’ minutes of use and revenues will likely continue to fluctuate significantly from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Revenues from Mobile Top-Up increased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 due to expanded bundled offerings of minutes, text and data, and growth from the addition of new mobile partners.

Revenues from our Growth initiatives increased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019. BOSS Revolution Money Transfer revenues increased 56% to $7.4 million in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 as revenues from both the direct-to-consumer and retail channels increased. Revenues from BOSS Revolution Money Transfer direct-to-consumer increased 69% to $4.6 million in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 due to expansion of our international disbursement network, enhanced transaction fulfillment technology, and intensified marketing. National Retail Solutions’ revenues increased 93% in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 driven by expansion of its POS network to additional retailers and increased revenue from advertising, data analytics and credit card processing that supplement the monthly recurring fees generated by the use of its terminals.

	Three months ended October 31,
	2019	2018	Change
Telecom & Payment Services
Direct cost of revenues as a percentage of revenues	84.4%	85.7%	(1.3)%

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 primarily due to decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in the three months ended October 31, 2019 compared to the similar period in fiscal 2019, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three months ended October 31, 2019 compared to the similar period in fiscal 2019. Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 130 basis points in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 primarily due to a shift to higher margin traffic in Carrier Services resulting from the implementation of an outsourcing agreement in a key calling corridor, and the continued migration of BOSS Revolution Calling customers to the direct-to-consumer channel.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 primarily due to a decrease in employee compensation, partially offset by increases in stock-based compensation and marketing expense. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 12.5% from 11.6% in the three months ended October 31, 2019 and 2018, respectively.

Depreciation and Amortization. Depreciation and amortization expense in our Telecom & Payment Services segment decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 as more of our property, plant and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance. In the three months ended October 31, 2019, Telecom & Payment Services incurred severance expense of $0.6 million.

Other Operating Expense, net. In the three months ended October 31, 2019 and 2018, Telecom & Payment Services recorded accruals for non-income related taxes related to one of its foreign subsidiaries of $2.1 million and $1.1 million, respectively.

net2phone Segment

Our net2phone segment, which represented 3.7% and 2.9% of our total revenues in the three months ended October 31, 2019 and 2018, respectively, is comprised of two verticals:

●	net2phone-Unified Communications as a Service, or UCaaS, a unified cloud communications service for businesses in North and South America and certain other international markets; and

●	net2phone-Platform Services, which provides telephony services to cable operators and other businesses by leveraging a common technology platform.

	Three months ended October 31,		Change
	2019	2018	$	%
	(in millions)
Revenues	$12.6	$10.5	$2.1	20.6%
Direct cost of revenues	3.0	3.0	—	(1.2)
Selling, general and administrative	10.4	7.4	3.0	41.1
Depreciation and amortization	2.1	1.6	0.5	36.1
Other operating expense, net	0.4	—	0.4	nm
Loss from operations	$(3.3)	$(1.5)	$(1.8)	(117.5)%

nm—not meaningful

Revenues. net2phone’s revenues in the three months ended October 31, 2019 and 2018 consisted of the following:

	Three months ended October 31,		Change
	2019	2018	$	%
	(in millions)
net2phone-UCaaS	$7.2	$4.8	$2.4	50.3%
net2phone-Platform Services	5.4	5.7	(0.3)	(4.5)
Total revenues	$12.6	$10.5	$2.1	20.6%

net2phone-UCaaS’s revenues increased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 driven by the expansion of its U.S. channel partner network and growth in South American markets. On September 14, 2018, net2phone-UCaaS entered the Canadian market through the acquisition of Versature Corp. Versature’s revenues increased $1.0 million in the three months ended October 31, 2019 compared to the similar period in fiscal 2019.

	Three months ended October 31,
	2019	2018	Change
net2phone
Direct cost of revenues as a percentage of revenues	23.7%	29.0%	(5.3)%

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 primarily because of a decrease in the direct cost of revenues in net2phone-Platform Services, partially offset by an increase in the direct cost of revenues in net2phone-UCaaS. Direct cost of revenues as a percentage of revenues decreased 530 basis points in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 because of decreases in direct cost of revenues as a percentage of revenues in both net2phone-UCaaS and net2phone-Platform Services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 due to increases in employee compensation, sales commissions, and marketing expense. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 82.5% and 70.5% in the three months ended October 31, 2019 and 2018, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 was due to increases in depreciation of net2phone-UCaaS’ customer premises equipment, additional depreciation and amortization due to the acquisition of Versature, and capitalized costs of consultants and employees developing internal use software to support our new products.

Other Operating Expense, net. Other operating expense, net of $0.4 million in the three months ended October 31, 2019 was due to our indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Corporate

	Three months ended October 31,		Change
	2019	2018	$	%
	(in millions)
General and administrative expenses	$2.2	$2.3	$(0.1)	(2.2)%
Other operating expense, net	0.3	0.2	0.1	33.6
Loss from operations	$2.5	$2.5	$—	0.6%

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

General and Administrative. Corporate general and administrative expense decreased in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 primarily because of decreases in legal, professional, and consulting fees, partially offset by an increase in stock-based compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.7% and 0.6% in the three months ended October 31, 2019 and 2018, respectively.

Other Operating Expense, net. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. As discussed in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming us, among others. In the three months ended October 31, 2019 and 2018, we incurred legal fees of $0.7 million and $0.2 million, respectively, related to this action. Also, in the three months ended October 31, 2019, we recorded insurance proceeds for this matter of $0.4 million.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.4 million and $0.4 million in the three months ended October 31, 2019 and 2018, respectively. At October 31, 2019, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2022.

	Three months ended October 31,		Change
	2019	2018	$	%
	(in millions)
(Loss) income from operations	$(1.4)	$0.2	$(1.6)	(864.8)%
Interest income, net	0.3	0.1	0.2	151.9
Other income (expense), net	0.2	(1.3)	1.5	117.3
Provision for income taxes	(0.5)	(1.0)	0.5	42.9
Net loss	(1.4)	(2.0)	0.6	28.8
Net income attributable to noncontrolling interests	(0.1)	(0.3)	0.2	69.8
Net loss attributable to IDT Corporation	$(1.5)	$(2.3)	$0.8	34.2%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended October 31,
	2019	2018
	(in millions)
Foreign currency transaction gains (losses)	$0.7	$(1.2)
Other	(0.5)	(0.1)
Total other income (expense), net	$0.2	$(1.3)

Provision for Income Taxes. The decrease in income tax expense in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 was primarily due to differences in the amount of income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 was due to the net loss attributable to noncontrolling interests of one of our subsidiaries of $0.1 million in the three months ended October 31, 2019. We did not record the net loss attributable to noncontrolling interests of this subsidiary in the similar period in fiscal 2019. In addition, the reduction in the net income attributable to noncontrolling interests of other subsidiaries in the three months ended October 31, 2019 compared to the similar period in fiscal 2019 was the result of a decrease in the net income of these subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2019 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2020.

At October 31, 2019, we had cash, cash equivalents, debt securities, and current equity investments of $77.8 million and a working capital deficit (current liabilities in excess of current assets) of $22.7 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At October 31, 2019, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.8 million held by IDT Payment Services that was unavailable for other purposes.

	Three months ended October 31,
	2019	2018
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(5.0)	$8.2
Investing activities	(11.2)	(6.5)
Financing activities	—	(4.8)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	11.4	(4.6)
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(4.8)	$(7.7)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $56.6 million at October 31, 2019 from $63.5 million at July 31, 2019 primarily due to collections in the three months ended October 31, 2019 in excess of amounts billed during the period, partially offset by the effect of changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $40.7 million at October 31, 2019 from $42.5 million at July 31, 2019 primarily due to decreases in the BOSS Revolution Calling and net2phone-Platform Services deferred revenue balances.

In the three months ended October 31, 2019, customer deposits at IDT Financial Services Limited, our Gibraltar-based bank, increased mainly due to the effect of exchange rate changes, which accounted for $11.4 million of the increase. Similarly, restricted cash and cash equivalents also increased by $11.4 million in the three months ended October 31, 2019 due to the effect of exchange rate changes.

On June 21, 2018, in South Dakota v Wayfair Inc., the United States Supreme Court held that states may charge sales tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. We are evaluating our state tax filings with respect to the Wayfair decision and are in the process of reviewing our collection practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could adversely affect our business, financial position and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position and operating results.

Investing Activities

Our capital expenditures were $3.9 million and $4.5 million in the three months ended October 31, 2019 and 2018, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending October 31, 2020 will be $20 million to $22 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a UCaaS provider serving the Canadian market. In the three months ended October 31, 2018, the cash paid for the acquisition net of cash acquired was $5.5 million.

Purchases of debt securities and equity investments were $8.2 million and nil in the three months ended October 31, 2019 and 2018, respectively. Proceeds from maturities and sales of debt securities and sales of equity investments were $0.8 million and $3.4 million in the three months ended October 31, 2019 and 2018, respectively.

Financing Activities

We distributed cash of $0.2 million and $0.3 million in the three months ended October 31, 2019 and 2018, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the three months ended October 31, 2019 and 2018, we repaid financing-related other liabilities of $19,000 and $0.6 million, respectively.

In the three months ended October 31, 2019, we received proceeds from the exercise of stock options of $0.3 million for which we issued 32,551 shares of our Class B common stock. There were no stock option exercises in the three months ended October 31, 2018.

 We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of up to an aggregate of 8.0 million shares of our Class B common stock. There were no repurchases under the program in the three months ended October 31, 2019. In the three months ended October 31, 2018, we repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At October 31, 2019, 6.9 million shares remained available for repurchase under the stock repurchase program.

As of October 31, 2019, our subsidiary, IDT Telecom, Inc., entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2020. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2019, we had aggregate performance bonds of $17.5 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of October 31, 2019 because of a material weakness in our internal control over financial reporting relating to management review controls associated with non-income related taxes related to one of our foreign entities. This material weakness was initially identified as of July 31, 2019 (see Item 9A to Part II of our Annual Report on Form 10-K for fiscal year ended July 31, 2019).

Remediation. As set forth below, following our Audit Committee’s independent review, management plans to take the following steps to remediate the material weakness identified above and improve our internal control over financial reporting:

●	Explore engaging an independent third party to assist in our evaluation of all non-income related taxes, relating to material foreign subsidiaries;

●	Provide additional outside training to employees responsible for tax compliance; and

●	Enhance internal documentation support related to our tax position.

Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended October 31, 2019.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2019	—	$—	—	6,903,406
September 1–30, 2019	—	$—	—	6,903,406
October 1–31, 2019	—	$—	—	6,903,406
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT Corporation

December 10, 2019	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

December 10, 2019	By:	/s/ Marcelo fischer
Marcelo Fischer Chief Financial Officer