Form 10-Q
period 2020-01-31
IDT CORP
filed 2020-03-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of March 6, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	25,015,600 shares outstanding (excluding 945,007 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2020	July 31, 2019
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$61,091	$80,168
Restricted cash and cash equivalents	172,003	177,031
Debt securities	8,750	2,534
Equity investments	5,890	5,688
Trade accounts receivable, net of allowance for doubtful accounts of $6,362 at January 31, 2020 and $5,444 at July 31, 2019	52,172	58,060
Prepaid expenses	25,451	20,276
Other current assets	30,104	24,704

Total current assets	355,461	368,461
Property, plant and equipment, net	31,556	34,355
Goodwill	12,613	11,209
Other intangibles, net	4,206	4,196
Equity investments	9,592	9,319
Operating lease right-of-use assets	10,981	—
Deferred income tax assets, net	3,120	4,589
Other assets	12,183	11,574

Total assets	$439,712	$443,703

Liabilities and equity
Current liabilities:
Trade accounts payable	$32,800	$37,077
Accrued expenses	125,533	127,834
Deferred revenue	39,293	42,479
Customer deposits	168,326	175,028
Other current liabilities	10,093	6,652

Total current liabilities	376,045	389,070
Operating lease liabilities	8,731	—
Other liabilities	1,543	1,076

Total liabilities	386,319	390,146
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2020 and July 31, 2019	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,961 and 25,803 shares issued and 25,016 and 24,895 shares outstanding at January 31, 2020 and July 31, 2019, respectively	260	258
Additional paid-in capital	276,118	273,313
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 945 and 908 shares of Class B common stock at January 31, 2020 and July 31, 2019, respectively	(52,005)	(51,739)
Accumulated other comprehensive loss	(6,575)	(4,858)
Accumulated deficit	(161,344)	(160,763)

Total IDT Corporation stockholders’ equity	56,487	56,244
Noncontrolling interests	(3,094)	(2,687)

Total equity	53,393	53,557

Total liabilities and equity	$439,712	$443,703

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands, except per share data)

Revenues	$323,890	$349,473	$664,089	$711,789
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	262,716	291,178	542,177	595,870
Selling, general and administrative (i)	53,789	50,900	107,223	101,452
Depreciation and amortization	5,184	5,762	10,479	11,357
Severance	486	—	1,112	—

Total costs and expenses	322,175	347,840	660,991	708,679
Other operating expense, net (see Note 9)	(392)	(2,090)	(3,168)	(3,385)

Income (loss) from operations	1,323	(457)	(70)	(275)
Interest income, net	195	186	467	295
Other income (expense), net	550	496	785	(853)

Income (loss) before income taxes	2,068	225	1,182	(833)
Provision for income taxes	(1,164)	(1,236)	(1,700)	(2,176)

Net income (loss)	904	(1,011)	(518)	(3,009)
Net loss (income) attributable to noncontrolling interests	28	(300)	(63)	(601)

Net income (loss) attributable to IDT Corporation	$932	$(1,311)	$(581)	$(3,610)

Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.04	$(0.05)	$(0.02)	$(0.15)
Diluted	$0.04	$(0.05)	$(0.02)	$(0.15)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	26,320	24,816	26,300	24,323
Diluted	26,451	24,816	26,300	24,323

(i) Stock-based compensation included in selling, general and administrative expenses	$1,167	$467	$2,531	$880

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$904	$(1,011)	$(518)	$(3,009)
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	—	3	—	1
Foreign currency translation adjustments	(513)	(41)	(1,717)	483

Other comprehensive (loss) income	(513)	(38)	(1,717)	484

Comprehensive income (loss)	391	(1,049)	(2,235)	(2.525)
Comprehensive loss (income) attributable to noncontrolling interests	28	(300)	(63)	(601)

Comprehensive income (loss) attributable to IDT Corporation	$419	$(1,349)	$(2,298)	$(3,126)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended January 31, 2020 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2019	$33	$258	$274,953	$(51,739)	$(6,062)	$(162,276)	$(2,836)	$52,331
Restricted Class B common stock purchased from employees	—	—	—	(266)	—	—	—	(266)
Stock-based compensation	—	2	1,165	—	—	—	—	1,167
Distributions to noncontrolling interests	—	—	—	—	—	—	(230)	(230)
Other comprehensive loss	—	—	—	—	(513)	—	—	(513)
Net income	—	—	—	—	—	932	(28)	904
BALANCE AT JANUARY 31, 2020	$33	$260	$276,118	$(52,005)	$(6,575)	$(161,344)	$(3,094)	$53,393

	Six Months Ended January 31, 2020 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2019	$33	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2.687)	$53,557
Exercise of stock options	—	—	276	—	—	—	—	276
Restricted Class B common stock purchased from employees	—	—	—	(266)	—	—	—	(266)
Stock-based compensation	—	2	2,529	—	—	—	—	2,531
Distributions to noncontrolling interests	—	—	—	—	—	—	(470)	(470)
Other comprehensive loss	—	—	—	—	(1,717)	—	—	(1,717)
Net loss	—	—	—	—	—	(581)	63	(518)
BALANCE AT JANUARY 31, 2020	$33	$260	$276,118	$(52,005)	$(6,575)	$(161,344)	$(3,094)	$53,393

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)—Continued

	Three Months Ended January 31, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2018	$33	$256	$294,460	$(89,451)	$(4,417)	$(165,198)	$601	$36,284
Sale of Class B common stock to Howard S. Jonas	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	467	—	—	—	—	467
Distributions to noncontrolling interests	—	—	—	—	—	—	(398)	(398)
Other comprehensive loss	—	—	—	—	(38)	—	—	(38)
Net loss	—	—	—	—	—	(1,311)	300	(1,011)
BALANCE AT JANUARY 31, 2019	$33	$256	$271,959	$(51,727)	$(4,455)	$(166,509)	$503	$50,060

	Six Months Ended January 31, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2018	$33	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition	—	—	—	—	—	9,064	—	9,064
Adjustment from the adoption of change in accounting for equity investments	—	—	—	—	33	1,140	—	1,173
BALANCE AT AUGUST 1, 2018	33	256	294,047	(85,597)	(4,939)	(162,899)	639	41,540
Repurchases of Class B common stock through repurchase program	—	—	—	(3,854)	—	—	—	(3,854)
Sale of Class B common stock to Howard S. Jonas	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	(16)	—	—	—	(16)
Stock-based compensation	—	—	880	—	—	—	—	880
Distributions to noncontrolling interests	—	—	—	—	—	—	(737)	(737)
Other comprehensive income	—	—	—	—	484	—	—	484
Net loss	—	—	—	—	—	(3,610)	601	(3,009)
BALANCE AT JANUARY 31, 2019	$33	$256	$271,959	$(51,727)	$(4,455)	$(166,509)	$503	$50,060

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(518)	$(3,009)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10,479	11,357
Deferred income taxes	1,587	2,035
Provision for doubtful accounts receivable	1,466	620
Stock-based compensation	2,531	880
Other	(412)	(78)
Change in assets and liabilities:
Trade accounts receivable	6,253	17,333
Prepaid expenses, other current assets and other assets	(9,315)	79
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(11,488)	(15,188)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(20,613)	29,015
Deferred revenue	(3,260)	(4,997)
Net cash (used in) provided by operating activities	(23,290)	38,047

Investing activities
Capital expenditures	(7,656)	(9,396)
Payments for acquisitions, net of cash acquired	(450)	(5,453)
Purchases of debt securities and equity investments	(8,994)	(500)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	2,672	5,555
Net cash used in investing activities	(14,428)	(9,794)

Financing activities
Distributions to noncontrolling interests	(470)	(737)
Proceeds from sale of Class B common stock to Howard S. Jonas	—	13,272
Repayment of other liabilities.	(79)	(615)
Repayments of borrowings under revolving credit facility	(273)	(3,000)
Proceeds from borrowings under revolving credit facility	273	3,000
Proceeds from exercise of stock options	276	—
Repurchases of Class B common stock	(266)	(3,870)

Net cash (used in) provided by financing activities	(539)	8,050
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	14,152	(236)

Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(24,105)	36,067
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	257,199	203,197

Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$233,094	$239,264

Supplemental schedule of non-cash investing and financing activities
Liabilities incurred for acquisition	$375	$—

Howard S. Jonas’ advance payment used for sale of Class B common stock	$—	$1,500

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at July 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2020 refers to the fiscal year ending July 31, 2020).

Note 2—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The Company has two reportable business segments, Telecom & Payment Services and net2phone. The Telecom & Payment Services segment is comprised of Core and Growth verticals. Core includes BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging and data credits to mobile accounts internationally and domestically. Core also includes smaller communications and payment offerings, many in harvest mode. Growth includes National Retail Solutions, which operates a point-of-sale terminal-based network for independent retailers, BOSS Revolution Money Transfer, an international money remittance service for customers in the United States, and BOSS Revolution Mobile, a mobile virtual network operator in the United States. The net2phone segment is comprised of net2phone-Unified Communications as a Service (“UCaaS”), a unified cloud-based communications service for businesses in North and South America and certain other international markets, and net2phone-Platform Services, which provides telephony services to cable operators and other businesses by leveraging a common technology platform.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Core Operations:
Boss Revolution Calling	$112,775	$122,146	$229,016	$245,659
Carrier Services	101,659	127,896	215,176	270,118
Mobile Top-Up	75,818	64,276	152,633	129,623
Other	10,951	16,770	22,357	31,527
Growth	9,777	6,862	19,370	12,872

Total Telecom & Payment Services	310,980	337,950	638,552	689,799

net2phone-UCaaS	7,939	6,027	15,161	10,832
net2phone-Platform Services	4,971	5,496	10,376	11,158

Total net2phone	12,910	11,523	25,537	21,990

Total	$323,890	$349,473	$664,089	$711,789

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	Total
Three Months Ended January 31, 2020
United States	$210,990	$8,575	$219,565
Outside the United States:
United Kingdom	36,151	3	36,154
Netherlands	49,692	—	49,692
Other	14,147	4,332	18,479

Total outside the United States	99,990	4,335	104,325

Total	$310,980	$12,910	$323,890

(in thousands)	Telecom & Payment Services	net2phone	Total
Three Months Ended January 31, 2019
United States	$225,246	$8,094	$233,340
Outside the United States:
United Kingdom	48,939	8	48,947
Netherlands	48,057	—	48,057
Other	15,708	3,421	19,129

Total outside the United States	112,704	3,429	116,133

Total	$337,950	$11,523	$349,473

(in thousands)	Telecom & Payment Services	net2phone	Total
Six Months Ended January 31, 2020
United States	$429,599	$17,108	$446,707
Outside the United States:
United Kingdom	71,943	7	71,950
Netherlands	104,634	—	104,634
Other	32,376	8,422	40,798

Total outside the United States	208,953	8,429	217,382

Total	$638,552	$25,537	$664,089

(in thousands)	Telecom & Payment Services	net2phone	Total
Six Months Ended January 31, 2019
United States	$456,870	$16,024	$472,894
Outside the United States:
United Kingdom	99,411	16	99,427
Netherlands	98,979	—	98,979
Other	34,539	5,950	40,489

Total outside the United States	232,929	5,966	238,895

Total	$689,799	$21,990	$711,789

Remaining Performance Obligations

The Company’s revenue is generally recognized in the same period that its performance obligations are satisfied. The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at January 31, 2020 had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$28,586	$28,502	$34,234	$36,177

Deferred Customer Contract Acquisition and Fulfillment Costs

The Company recognizes as an asset its incremental costs of obtaining a contract with a customer that it expects to recover. The Company charges its direct costs to fulfill contracts to expense as incurred. The Company’s incremental costs of obtaining a contract with a customer are sales commissions paid to acquire customers. For Telecom & Payment Services, the Company applies the practical expedient whereby the Company primarily charges these costs to expense when incurred because the amortization period would be one year or less for the asset that would have been recognized from deferring these costs. For net2phone-UCaaS sales, employees and third parties receive commissions on sales to end users. The Company amortizes the deferred costs over the expected customer relationship period when it is expected to exceed one year.

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2020	July 31, 2019
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$1,992	$1,474
Deferred customer contract acquisition costs included in “Other assets”	2,069	1,716

Total	$4,061	$3,190

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Amortization of deferred customer contract acquisition costs	$615	$557	$1,166	$752

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

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018. The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended January 31, 2020 and 2019, the Company incurred lease cost of $0.5 million and $0.5 million, respectively, and in the six months ended January 31, 2020 and 2019, the Company incurred lease cost of $0.9 million and $0.9 million, respectively, in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31, 2020	Six Months Ended January 31, 2020
	(in thousands)
Operating lease cost	$712	$1,423
Short-term lease cost	75	133

Total lease cost	$787	$1,556

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$685	$1,369

January 31, 2020

Weighted-average remaining lease term-operating leases	4.6 years

Weighted-average discount rate-operating leases	3.12%

The Company’s aggregate operating lease liability was as follows:

January 31, 2020
(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,424
Operating lease liabilities included in noncurrent liabilities	8,731

Total	$11,155

Future minimum maturities of operating lease liabilities were as follows:

Twelve-month period ending January 31,
(in thousands)
2021	$2,743
2022	2,624
2023	2,377
2024	1,882
2025	1,888
Thereafter	511

Total lease payments	12,025
Less imputed interest	(870)

Total operating lease liabilities	$11,155

Note 4—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	January 31, 2020	July 31, 2019
	(in thousands)
Cash and cash equivalents	$61,091	$80,168
Restricted cash and cash equivalents	172,003	177,031

Total cash, cash equivalents, and restricted cash and cash equivalents	$233,094	$257,199

At January 31, 2020 and July 31, 2019, restricted cash and cash equivalents included $171.9 million and $176.8 million, respectively, in restricted cash and cash equivalents held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 5—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2020:
Certificates of deposit*	$8,750	$—	$—	$8,750

July 31, 2019:
Certificates of deposit*	$2,234	$—	$—	$2,234
Municipal bonds	300	—	—	300

Total	$2,534	$—	$—	$2,534

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $1.9 million and $2.2 million in the three months ended January 31, 2020 and 2019, respectively, and $2.7 million and $5.6 million in the six months ended January 31, 2020 and 2019, respectively. There were no realized gains or realized losses from sales of debt securities in the three and six months ended January 31, 2020 and 2019. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2020 were as follows:

Fair Value
(in thousands)
Within one year	$7,550
After one year through five years	1,200
After five years through ten years	—
After ten years	—
Total	$8,750

Note 6—Equity Investments

Equity investments consist of the following:

	January 31, 2020	July 31, 2019
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2020 and July 31, 2019	$72	$68
Rafael Holdings, Inc. Class B common stock, 27,419 shares at January 31, 2020 and July 31, 2019	555	567
Mutual funds	5,263	5,053
Current equity investments	$5,890	$5,688

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$4,045	$3,619
Hedge funds	5,322	5,475
Other	225	225
Noncurrent equity investments	$9,592	$9,319

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. to the Company’s stockholders of record as of the close of business on May 26, 2016. The Company received Zedge and Rafael shares in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto.

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$3,937	$3,118	$3,919	$1,883
Adoption of change in accounting for equity investments	—	—	—	1,213

Adjusted balance	3,937	3,118	3,919	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	408	(71)	426	(49)
Redemptions	—	(2)	—	(2)
Impairments	—	—	—	—

Balance, end of the period	$4,345	$3,045	$4,345	$3,045

The Company increased (decreased) the carrying value of the 1,830 shares of Visa Series C Preferred it held by $0.4 million and $(71,000) in the three months ended January 31, 2020 and 2019, respectively, and by $0.4 million and $(49,000) in the six months ended January 31, 2020 and 2019, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Net gains recognized during the period on equity investments	$383	$128	$409	$81
Less: net gains and losses recognized during the period on equity investments redeemed during the period	—	—	—	—

Unrealized gains recognized during the period on equity investments still held at the reporting date	$383	$128	$409	$81

Note 7—Fair Value Measurements

The following tables present the balance of assets measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2020
Debt securities	$—	$8,750	$—	$8,750
Equity investments included in current assets	5,890	—	—	5,890
Equity investments included in noncurrent assets	—	—	4,045	4,045

Total	$5,890	$8,750	$4,045	$18,685

July 31, 2019
Debt securities	$—	$2,534	$—	$2,534
Equity investments included in current assets	5,688	—	—	5,688
Equity investments included in noncurrent assets	—	—	3,619	3,619

Total	$5,688	$2,534	$3,619	$11,841

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At January 31, 2020 and July 31, 2019, the Company had $5.3 million and $5.5 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

At January 31, 2020 and July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and six months ended January 31, 2020 and 2019.

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$3,637	$2,816	$3,619	$—
Transfer into Level 3 from adoption of change in accounting for equity investments	—	—	—	2,794
Total gains (losses) recognized in “Other income (expense), net”	408	(71)	426	(49)

Balance, end of period	$4,045	$2,745	$4,045	$2,745

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$408	$(71)	$426	$(49)

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At January 31, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 8—Acquisitions

Ringsouth Europa, S.L.

On December 11, 2019, the Company’s subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L. (“Ringsouth”), a business communications provider headquartered in Murcia, Spain. The acquisition expands net2phone’s business into Spain. Ringsouth’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The acquisition date fair value of the consideration consisted of the following (in thousands):

Cash paid	$450
Contingent consideration	375

Total fair value of consideration	$825

The contingent consideration includes two potential payments to the seller of $0.4 million each, based on monthly recurring revenue targets to be achieved over a 36-month period and 48-month period. The second potential payment is not contingent upon meeting the target for the first payment. The fair value of the contingent consideration was estimated using discounted cash flow models and Monte Carlo simulations. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet was as follows (in thousands):

Trade accounts receivable	$142
Other current assets	21
Property, plant and equipment	84
Goodwill	1,437
Non-compete agreement (4-year useful life)	50
Customer relationships (7-year useful life)	130
Tradename (2-year useful life)	30
Deferred income tax assets	118
Other assets	10
Trade accounts payable	(302)
Accrued expenses	(136)
Other current liabilities	(408)
Other liabilities	(351)
Net assets acquired	$825

The goodwill was assigned to the net2phone segment and was attributable primarily to Ringsouth’s assembled workforce and expected synergies from the business combination. The goodwill is expected to be deductible for income tax purposes.

The Company’s pro forma results of operations as if the Ringsouth acquisition occurred on August 1, 2018 were not materially different from the actual results of operations.

Versature Corp.

On September 14, 2018, the Company acquired 100% of the outstanding shares of Versature Corp., a UCaaS provider serving the Canadian market, for cash of $5.9 million. Versature’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The following table presents unaudited pro forma information of the Company as if the Versature acquisition occurred on August 1, 2018:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Revenues	$323,890	$349,473	$664,089	$712,673

Net income (loss)	$904	$(1,011)	$(518)	$(3,217)

Note 9—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees net of insurance proceeds	$(160)	$(330)	$(421)	$(525)
net2phone—indemnification claim	(169)	—	(534)	—
net2phone—other, net	(63)	25	(63)	25
Telecom & Payment Services—accrual for non-income related taxes related to a foreign subsidiary	—	(2,000)	(2,150)	(3,100)
Telecom & Payment Services—gain on sale of calling card business in Asia	—	215	—	215

Total other operating expense, net	$(392)	$(2,090)	$(3,168)	$(3,385)

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013. As discussed in Note 15, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming the Company, among others. The Company incurred legal fees of $0.6 million and $0.3 million in the three months ended January 31, 2020 and 2019, respectively, and $1.2 million and $0.5 million in the six months ended January 31, 2020 and 2019, respectively, related to this action. Also, in the three and six months ended January 31, 2020, the Company recorded insurance proceeds for this matter of $0.4 million and $0.8 million, respectively.

Indemnification Claim

In June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Accrual for Non-Income Related Taxes

In the fourth quarter of fiscal 2019, the Company recorded an $8.0 million accrual for non-income related taxes related to one of its foreign subsidiaries. A portion of the accrual related to each of the fiscal quarters in fiscal 2019. Accordingly, the Company corrected its consolidated financial statements for the three months ended October 31, 2018, January 31, 2019, and April 30, 2019 to include the accrued expense and the related income tax benefit. The Company has determined that the adjustments were not material to its previously issued quarterly financial statements. The impact of the correction on the Company’s previously issued consolidated financial statements for the three and six months ended January 31, 2019 was as follows:

	Three Months Ended January 31, 2019
	Previously Reported	Error Correction	As Adjusted
	(in thousands, except per share data)

Consolidated Statement of Operations:

Other operating expense, net	$(90)	$(2,000)	$(2,090)

Provision for income taxes	$(1,736)	$500	$(1,236)

Net income (loss)	$489	$(1,500)	$(1,011)

Net income (loss) attributable to IDT Corporation	$189	$(1,500)	$(1,311)

Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.01	$(0.06)	$(0.05)

Diluted	$0.01	$(0.06)	$(0.05)

	Six Months Ended January 31, 2019
	Previously Reported	Error Correction	As Adjusted
	(in thousands, except per share data)

Consolidated Statement of Operations:

Other operating expense, net	$(285)	$(3,100)	$(3,385)

Provision for income taxes	$(2,926)	$750	$(2,176)

Net loss	$(659)	$(2,350)	$(3,009)

Net loss attributable to IDT Corporation	$(1,260)	$(2,350)	$(3,610)

Loss per share attributable to IDT Corporation common stockholders:
Basic	$(0.05)	$(0.10)	$(0.15)

Diluted	$(0.05)	$(0.10)	$(0.15)

Note 10—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the six months ended January 31, 2020. In the six months ended January 31, 2019, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At January 31, 2020, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2020 and 2019, the Company paid $0.3 million and $16,000, respectively, to repurchase 37,348 and 2,036 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units (“DSUs”) and restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

The Company has an existing equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On January 6, 2020, the first vesting date under the program, in accordance with the program and based on certain elections made by grantees, the Company issued 100,284 shares of its Class B common stock for vested DSUs. Based on those elections, vesting for 38,024 DSUs has been delayed until January 5, 2021. At January 31, 2020, there were 314,516 unvested DSUs outstanding.

2015 Stock Option and Incentive Plan

In the six months ended January 31, 2020, the Company received proceeds from the exercise of stock options of $0.3 million for which the Company issued 32,551 shares of its Class B common stock. There were no stock option exercises in the six months ended January 31, 2019.

On December 12, 2019, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.4 million shares. At January 31, 2020, the Company had 0.6 million shares available for future grants under its 2015 Stock Option and Incentive Plan.

Fiscal 2019 Sale of Class B Common Stock to Howard S. Jonas

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Basic weighted-average number of shares	26,320	24,816	26,300	24,323
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	131	—	—	—

Diluted weighted-average number of shares	26,451	24,816	26,300	24,323

The following shares were excluded from the diluted loss per share computations:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Stock options	1,190	1,243	1,190	1,243
Non-vested restricted Class B common stock	—	20	520	20

Shares excluded from the calculation of diluted earnings per share	1,190	1,263	1,710	1,263

In the three months ended January 31, 2020, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. The diluted loss per share equals basic loss per share in the six months ended January 31, 2020 and in the three and six months ended January 31, 2019 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Revolving Credit Loan Payable

As of October 31, 2019, the Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2020. At January 31, 2020, there was no amount outstanding under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2019	$—	$(4,858)	$(4,858)
Other comprehensive loss attributable to IDT Corporation	—	(1,717)	(1,717)

Balance, January 31, 2020	$—	$(6,575)	$(6,575)

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

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone	Corporate	Total
Three Months Ended January 31, 2020
Revenues	$310,980	$12,910	$—	$323,890
Income (loss) from operations	7,135	(3,317)	(2,495)	1,323
Other operating expense, net	—	(232)	(160)	(392)

Three Months Ended January 31, 2019
Revenues	$337,950	$11,523	$—	$349,473
Income (loss) from operations	4,191	(1,897)	(2,751)	(457)
Other operating expense, net	(1,785)	25	(330)	(2,090)

Six Months Ended January 31, 2020
Revenues	$638,552	$25,537	$—	$664,089
Income (loss) from operations	11,506	(6,580)	(4,996)	(70)
Other operating expense, net	(2,150)	(597)	(421)	(3,168)

Six Months Ended January 31, 2019
Revenues	$689,799	$21,990	$—	$711,789
Income (loss) from operations	8,360	(3,397)	(5,238)	(275)
Other operating expense, net	(2,885)	25	(525)	(3,385)

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

Regulatory Fee Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At January 31, 2020 and July 31, 2019, the Company’s accrued expenses included $41.1 million and $44.7 million, respectively, for these regulatory fees for the years covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2020, the Company had purchase commitments of $52.6 million, including the aggregate commitment of $50.5 million under the telecom services commitments described below.

Telecom Services Commitments

In May 2019, the Company entered into a Memorandum of Understanding (“MOU”) with a telecom operator in Central America for among other things, termination of inbound and outbound international long-distance voice calls. The MOU is effective until June 30, 2020 unless superseded by the execution of a definitive agreement. The Company has committed to pay such telecom operator monthly committed amounts during the term of the MOU. The parties intend to draft and execute a definitive agreement as soon as practicable.

In August 2017, the Company entered into a Reciprocal Services Agreement, as amended, with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. The Company has committed to pay such telecom operator monthly committed amounts during the term of the agreement. The agreement’s expiration date is September 15, 2020. In addition, under certain limited circumstances, either party has the right to terminate the agreement. Pursuant to the agreement, the Company deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which is included in “Other current assets” in the accompanying consolidated balance sheet based on the terms and conditions of the agreement.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2020, the Company had aggregate performance bonds of $17.6 million outstanding.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2020 and July 31, 2019, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $11.5 million and $13.2 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 16—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2020	2019	2020	2019
	(in thousands)
Foreign currency transaction gains (losses)	$278	$370	$949	$(835)
Gain on investments	383	128	409	81
Other	(111)	(2)	(573)	(99)

Total other income (expense), net	$550	$496	$785	$(853)

Note 17—Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2023. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, that removes certain exceptions to the general principles in Topic 740, and clarifies and amends existing guidance in Topic 740. The Company will adopt the new standard on August 1, 2021. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), that clarifies the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU affect the application of the measurement alternative for certain equity securities and the equity method of accounting, and guidance for certain forward contracts and purchased options to purchase securities, that, upon settlement or exercise, would be accounted for under the equity method of accounting. The Company will adopt the new standard on August 1, 2021. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, and under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

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

Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2023. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, that removes certain exceptions to the general principles in Topic 740, and clarifies and amends existing guidance in Topic 740. We will adopt the new standard on August 1, 2021. We are evaluating the impact that the new standard will have on our consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), that clarifies the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU affect the application of the measurement alternative for certain equity securities and the equity method of accounting, and guidance for certain forward contracts and purchased options to purchase securities, that, upon settlement or exercise, would be accounted for under the equity method of accounting. We will adopt the new standard on August 1, 2021. We are evaluating the impact that the new standard will have on our consolidated financial statements.

Results of Operations

Three and Six Months Ended January 31, 2020 Compared to Three and Six Months Ended January 31, 2019

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

Our results of operations discussion include two key performance metrics: minutes of use and direct cost of revenues as a percentage of revenues. Minutes of use is a nonfinancial metric that measures aggregate customer usage during a reporting period for our BOSS Revolution Calling and Carrier Services businesses, as well as other, smaller telephony offerings. Minutes of use represent the volume of certain of our core offerings and that volume, together with revenues and the relationship between revenues and direct cost of revenues, is an indicator of the performance of those business units. Minutes of use is an important factor in BOSS Revolution Calling and Carrier Services’ revenue recognition since satisfaction of our performance obligation occurs when the customer uses our service. Minutes of use trends and comparisons between periods are used in the analysis of revenues and direct cost of revenues. Direct cost of revenues as a percentage of revenues is a financial metric that measures changes in our direct cost of revenues relative to changes in revenues during the same period. Direct cost of revenues as a percentage of revenues is a ratio in which direct cost of revenues is the numerator and revenues are the denominator. It is useful for monitoring trends in the direct cost of revenues generation as well as for evaluating the net contribution of our revenues.

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 96.2% and 96.9% of our total revenues in the six months ended January 31, 2020 and 2019, respectively, markets and distributes the following communications and payment services:

●	Core includes our three largest communications and payments offerings by revenue: BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Carrier Services, which provides international long-distance termination and outsourced traffic management solutions to telecoms worldwide, and Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging and data credits to mobile accounts internationally and domestically. Core also includes smaller communications and payments offerings, many in harvest mode.

●	Growth comprises National Retail Solutions, which operates a point-of-sale, or POS, terminal-based network for independent retailers, BOSS Revolution Money Transfer, an international money remittance service for customers in the United States, and BOSS Revolution Mobile, a mobile virtual network operator which provides mobile phone service over a third-party network for customers in the United States.

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

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenues	$311.0	$338.0	$(27.0)	(8.0)%	$638.6	$689.8	$(51.2)	(7.4)%
Direct cost of revenues	259.8	287.9	(28.1)	(9.8)	536.3	589.6	(53.3)	(9.0)
Selling, general and administrative	40.6	40.4	0.2	0.6	81.4	81.2	0.2	0.2
Depreciation and amortization	3.0	3.7	(0.7)	(19.8)	6.1	7.7	(1.6)	(20.5)
Severance	0.5	—	0.5	nm	1.1	—	1.1	nm
Other operating expense, net	—	1.8	(1.8)	(100.0)	2.2	2.9	(0.7)	(25.5)
Income from operations	$7.1	$4.2	$2.9	70.2%	$11.5	$8.4	$3.1	37.6%

nm—not meaningful

Revenues. Telecom & Payment Services’ revenues and minutes of use for the three and six months ended January 31, 2020 and 2019 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$/#	%	2020	2019	$/#	%
	(in millions)
Core Operations:
Boss Revolution Calling	$112.8	$122.1	$(9.3)	(7.7)%	$229.0	$245.7	$(16.7)	(6.8)%
Carrier Services	101.7	127.9	(26.2)	(20.5)	215.2	270.1	(54.9)	(20.3)
Mobile Top-Up	75.8	64.3	11.5	18.0	152.6	129.6	23.0	17.8
Other	10.9	16.8	(5.9)	(34.7)	22.4	31.5	(9.1)	(29.1)
Growth	9.8	6.9	2.9	42.5	19.4	12.9	6.5	50.5
Total revenues	$311.0	$338.0	$(27.0)	(8.0)%	$638.6	$689.8	$(51.2)	(7.4)%

Minutes of use
Boss Revolution Calling	958	1,089	(131)	(12.0)%	1,960	2,197	(237)	(10.8)%
Carrier Services	3,928	4,840	(912)	(18.8)	8,242	9,348	(1,106)	(11.8)

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 in line with our expectations. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019. Over the long-term, we expect that Carrier Services will continue to be adversely impacted as communications globally transition away from traditional international long-distance voice operators. However, Carrier Services’ minutes of use and revenues will likely continue to fluctuate significantly from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Revenues from Mobile Top-Up increased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 due to expanded bundled offerings of minutes, text and data, and growth from the addition of new mobile partners.

Revenues from our Growth initiatives increased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019. BOSS Revolution Money Transfer revenues increased 45% to $7.7 million in the three months ended January 31, 2020 compared to the similar period in fiscal 2019 and increased 48% to $14.9 million in the six months ended January 31, 2020 compared to the similar period in fiscal 2019 as revenues from both the direct-to-consumer and retail channels increased. Revenues from BOSS Revolution Money Transfer retail channel transactions increased 54% to $3.0 million in the three months ended January 31, 2020 compared to the similar period in fiscal 2019 and increased 39% to $5.6 million in the six months ended January 31, 2020 compared to the similar period in fiscal 2019 due to efforts to grow our retailer origination transaction volumes. National Retail Solutions’ revenues increased 35% to $2.1 million in the three months ended January 31, 2020 compared to the similar period in fiscal 2019 and increased 61% to $4.4 million in the six months ended January 31, 2020 compared to the similar period in fiscal 2019 led by increased sales of credit card processing services to retailers operating its POS terminals, increased sales of transaction data to data analytics and consumer package goods marketers, and increased advertising capacity offered to digital-out-of-home advertisers.

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 primarily due to decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019.

	Three months ended January 31,			Six months ended January 31,
	2020	2019	Change	2020	2019	Change
Direct cost of revenues as a percentage of revenues	83.5%	85.2%	(1.7)%	84.0%	85.5%	(1.5)%

Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 170 and 150 basis points in the three and six months ended January 31, 2020, respectively, compared to the similar periods in fiscal 2019 primarily due to a shift to higher margin traffic in Carrier Services resulting from the implementation of an outsourcing agreement in a key calling corridor, and the continued migration of BOSS Revolution Calling customers to the direct-to-consumer channel.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment increased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 primarily due to increases in stock-based compensation, credit card charges, and bad debt expense, partially offset by decreases in employee compensation, marketing expense, and legal fees. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 13.1% from 11.9% in the three months ended January 31, 2020 and 2019, respectively, and increased to 12.7% from 11.8% in the six months ended January 31, 2020 and 2019, respectively.

Depreciation and Amortization. Depreciation and amortization expense in our Telecom & Payment Services segment decreased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 as more of our property, plant and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance. In the three and six months ended January 31, 2020, Telecom & Payment Services incurred severance expense of $0.5 million and $1.1 million, respectively.

Other Operating Expense, net.  Telecom & Payment Services recorded accruals for non-income related taxes related to one of its foreign subsidiaries of nil and $2.0 million in the three months ended January 31, 2020 and 2019, respectively, and $2.2 million and $3.1 million in the six months ended January 31, 2020 and 2019, respectively. In addition, in the three and six months ended January 31, 2019, other operating expense, net was partially offset by a gain of $0.2 million from the sale of a calling card business in Asia.

net2phone Segment

Our net2phone segment, which represented 3.8% and 3.1% of our total revenues in the six months ended January 31, 2020 and 2019, respectively, is comprised of two verticals:

●	net2phone-Unified Communications as a Service, or UCaaS, a unified cloud communications service for businesses in North and South America and certain other international markets; and

●	net2phone-Platform Services, which provides telephony services to cable operators and other businesses by leveraging a common technology platform.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenues	$12.9	$11.5	$1.4	12.0%	$25.5	$22.0	$3.5	16.1%
Direct cost of revenues	2.9	3.2	(0.3)	(10.4)	5.9	6.3	(0.4)	(5.9)
Selling, general and administrative	10.9	8.1	2.8	34.0	21.3	15.5	5.8	37.4
Depreciation and amortization	2.2	2.1	0.1	6.3	4.3	3.6	0.7	19.0
Other operating expense, net	0.2	—	0.2	nm	0.6	—	0.6	nm
Loss from operations	$(3.3)	$(1.9)	$(1.4)	(74.9)%	$(6.6)	$(3.4)	$(3.2)	(93.7)%

nm—not meaningful

Revenues. net2phone’s revenues in the three and six months ended January 31, 2020 and 2019 consisted of the following:

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
net2phone-UCaaS	$7.9	$6.0	$1.9	31.7%	$15.1	$10.8	$4.3	40.0%
net2phone-Platform Services	5.0	5.5	(0.5)	(9.6)	10.4	11.2	(0.8)	(7.0)
Total revenues	$12.9	$11.5	$1.4	12.0%	$25.5	$22.0	$3.5	16.1%

net2phone-UCaaS’s revenues increased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 driven by growth in its U.S. and South American markets. On September 14, 2018, net2phone-UCaaS entered the Canadian market through the acquisition of Versature Corp. Versature’s revenues increased $0.3 million and $1.2 million in the three and six months ended January 31, 2020, respectively, compared to the similar periods in fiscal 2019.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 primarily because of decreases in the direct cost of revenues in net2phone-Platform Services.

	Three months ended January 31,			Six months ended January 31,
	2020	2019	Change	2020	2019	Change
Direct cost of revenues as a percentage of revenues	22.5%	28.2%	(5.7)%	23.1%	28.6%	(5.5)%

Direct cost of revenues as a percentage of revenues decreased 570 and 550 basis points in the three and six months ended January 31, 2020, respectively, compared to the similar periods in fiscal 2019 because of decreases in direct cost of revenues as a percentage of revenues in both net2phone-UCaaS and net2phone-Platform Services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 due to increases in employee compensation, sales commissions, and marketing expense. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 84.1% and 70.3% in the three months ended January 31, 2020 and 2019, respectively, and 83.3% and 70.4% in the six months ended January 31, 2020 and 2019, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 was due to increases in depreciation of net2phone-UCaaS’ customer premises equipment, additional depreciation and amortization due to the acquisition of Versature, and increases in depreciation of capitalized costs of consultants and employees developing internal use software to support our new products.

Other Operating Expense, net. Other operating expense, net of $0.2 million and $0.6 million in the three and six months ended January 31, 2020, respectively, was primarily due to our indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
General and administrative	$2.3	$2.4	$(0.1)	(4.1)%	$4.6	$4.7	$(0.1)	(3.2)%
Other operating expense, net	0.2	0.3	(0.1)	(51.4)	0.4	0.5	(0.1)	(19.9)
Loss from operations	$2.5	$2.7	$(0.2)	(9.3)%	$5.0	$5.2	$(0.2)	(4.6)%

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

General and Administrative. Corporate general and administrative expense decreased in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 primarily because of decreases in legal fees, partially offset by increases in stock-based compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.7% and 0.7% in the three months ended January 31, 2020 and 2019, respectively, and 0.7% and 0.7% in the six months ended January 31, 2020 and 2019, respectively.

Other Operating Expense, net. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. As discussed in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming us, among others. We incurred legal fees of $0.6 million and $0.3 million in the three months ended January 31, 2020 and 2019, respectively, and $1.2 million and $0.5 million in the six months ended January 31, 2020 and 2019, respectively, related to this action. Also, in the three and six months ended January 31, 2020, we recorded insurance proceeds for this matter of $0.4 million and $0.8 million, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income (loss) from operations.

Related Party Lease Cost. On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended January 31, 2020 and 2019, we incurred lease cost of $0.5 million and $0.5 million, respectively, and in the six months ended January 31, 2020 and 2019, we incurred lease cost of $0.9 million and $0.9 million, respectively, in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.2 million and $0.5 million in the three months ended January 31, 2020 and 2019, respectively, and $2.5 million and $0.9 million in the six months ended January 31, 2020 and 2019, respectively. At January 31, 2020, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2022.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)

Income (loss) from operations	$1.3	$(0.5)	$1.8	389.5%	$(0.1)	$(0.3)	$0.2	74.5%
Interest income, net	0.2	0.2	—	4.8	0.5	0.3	0.2	58.3
Other income (expense), net	0.6	0.5	0.1	10.9	0.8	(0.9)	1.7	192.0
Provision for income taxes	(1.2)	(1.2)	—	5.8	(1.7)	(2.1)	0.4	21.9
Net income (loss)	0.9	(1.0)	1.9	189.4	(0.5)	(3.0)	2.5	82.8
Net loss (income) attributable to noncontrolling interests	—	(0.3)	0.3	109.3	(0.1)	(0.6)	0.5	89.5
Net income (loss) attributable to IDT Corporation	$0.9	$(1.3)	$2.2	171.1%	$(0.6)	$(3.6)	$3.0	83.9%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2020	2019	2020	2019
	(in millions)
Foreign currency transaction gains (losses)	$0.3	$0.4	$0.9	$(0.9)
Gain on investments	0.4	0.1	0.4	0.1
Other	(0.1)	—	(0.5)	(0.1)
Total other income (expense), net	$0.6	$0.5	$0.8	$(0.9)

Provision for Income Taxes. The decrease in income tax expense in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 was primarily due to differences in the amount of income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 was primarily due to the net loss attributable to noncontrolling interests of one of our subsidiaries of $0.2 million and $0.4 million in the three and six months ended January 31, 2020, respectively. We did not record the net loss attributable to noncontrolling interests of this subsidiary in the similar periods in fiscal 2019. In addition, the reduction in the net income attributable to noncontrolling interests of other subsidiaries in the three and six months ended January 31, 2020 compared to the similar periods in fiscal 2019 was the result of a decrease in the net income of these subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2020 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2021.

At January 31, 2020, we had cash, cash equivalents, debt securities, and current equity investments of $75.7 million and a working capital deficit (current liabilities in excess of current assets) of $20.6 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At January 31, 2020, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $11.5 million held by IDT Payment Services that was unavailable for other purposes.

	Six months ended January 31,
	2020	2019
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(23.3)	$38.0
Investing activities	(14.4)	(9.8)
Financing activities	(0.5)	8.1
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	14.1	(0.2)
(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(24.1)	$36.1

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $58.5 million at January 31, 2020 from $63.5 million at July 31, 2019 primarily due to collections in the six months ended January 31, 2020 in excess of amounts billed during the period, partially offset by the effect of changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $39.3 million at January 31, 2020 from $42.5 million at July 31, 2019 primarily due to decreases in the BOSS Revolution Calling and net2phone-Platform Services deferred revenue balances.

In the six months ended January 31, 2020, customer deposits at IDT Financial Services Limited, our Gibraltar-based bank, increased mainly due to the effect of exchange rate changes, which accounted for $13.9 million of the increase. Similarly, restricted cash and cash equivalents also increased by $14.2 million in the six months ended January 31, 2020 due to the effect of exchange rate changes.

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

Investing Activities

Our capital expenditures were $7.7 million and $9.4 million in the six months ended January 31, 2020 and 2019, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending January 31, 2021 will be $14 million to $16 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On December 11, 2019, our subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L., a business communications provider headquartered in Murcia, Spain. The acquisition expands net2phone’s business into Spain. The cash paid for the acquisition was $0.5 million. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration includes two potential payments to the seller of $0.4 million each, based on monthly recurring revenue targets to be achieved over a 36-month period and 48-month period. The second potential payment is not contingent upon meeting the target for the first payment.

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a UCaaS provider serving the Canadian market. In the six months ended January 31, 2019, the cash paid for the acquisition net of cash acquired was $5.5 million.

Purchases of debt securities and equity investments were $9.0 million and $0.5 million in the six months ended January 31, 2020 and 2019, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $2.7 million and $5.6 million in the six months ended January 31, 2020 and 2019, respectively.

Financing Activities

We distributed cash of $0.5 million and $0.7 million in the six months ended January 31, 2020 and 2019, respectively, to the noncontrolling interests in certain of our subsidiaries.

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

In the six months ended January 31, 2020 and 2019, we repaid financing-related other liabilities of $0.1 million and $0.6 million, respectively.

As of January 31, 2020, our subsidiary, IDT Telecom, Inc., entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2020. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock. At January 31, 2020, there was no amount outstanding under the facility. In the six months ended January 31, 2020, IDT Telecom borrowed and repaid an aggregate of $0.3 million under the facility.

IDT Telecom had a credit agreement, dated as of October 31, 2018, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement terminated on July 15, 2019. In the six months ended January 31, 2019, IDT Telecom borrowed and repaid an aggregate of $3.0 million under the facility.

In the six months ended January 31, 2020, we received proceeds from the exercise of stock options of $0.3 million for which we issued 32,551 shares of our Class B common stock. There were no stock option exercises in the six months ended January 31, 2019.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the six months ended January 31, 2020. In the six months ended January 31, 2019, we repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At January 31, 2020, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2020 and 2019, we paid $0.3 million and $16,000, respectively, to repurchase 37,348 and 2,036 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units and restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and commercial commitments at January 31, 2020:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments (1)	$52.6	$52.6	$—	$—	$—
Connectivity obligations under service agreements	2.0	1.2	0.8	—	—
Operating leases including short-term leases	12.6	3.3	5.1	3.7	0.5

Total contractual obligations (2)	$67.2	$57.1	$5.9	$3.7	$0.5

(1)	Purchase commitments include the aggregate commitments under telecom services commitments with telecom operators in Central America, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(2)	The above table does not include an aggregate of $17.6 million in performance bonds or $0.8 million in potential contingent consideration related to the Ringsouth acquisition due to the uncertainty of the amount and/or timing of any such payments.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2020, we had aggregate performance bonds of $17.6 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2020 because of a material weakness in our internal control over financial reporting relating to management review controls associated with non-income related taxes related to one of our foreign entities. This material weakness was initially identified as of July 31, 2019 (see Item 9A to Part II of our Annual Report on Form 10-K for fiscal year ended July 31, 2019).

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

At January 31, 2020, employees responsible for tax compliance had completed relevant training, and the enhanced internal documentation support related to our tax position was in process. Management and our Audit Committee will monitor these remedial measures and the effectiveness of our internal controls and procedures.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and six months ended January 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are more fully described in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except for the following:

Our U.K.-based businesses and business between the U.K. and other countries face risks related to the United Kingdom leaving the European Union (“Brexit”).

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on January 31, 2020 and has entered a transition period until December 31, 2020. During the transition period, the United Kingdom and the EU have stated that they will seek to negotiate a trade deal, and the United Kingdom will remain in both the EU customs union and single market.

The effects of Brexit will depend on agreements, if any, the United Kingdom makes to retain access to EU markets. Brexit creates an uncertain political and economic environment in the United Kingdom and potentially across other EU member states for the foreseeable future, including while the terms of Brexit are being negotiated, and such uncertainties could impair or limit our ability to transact business in the member EU states.

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

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following the Brexit transition period, the passporting rights enjoyed by IDTFS under EU law will cease to be in effect. Absent other arrangements or accommodations provided by the EU or individual member states, IDTFS will not be permitted to provide services to customers in EU countries. We are currently seeking an e-money license issued by an EU country, but we cannot assure that any such license will be issued in a timely manner, if at all, or if the conditions of any such license that is issued will impact the operations of IDTFS. If IDTFS does not obtain a license in a timely manner, its operations and ability to service its customers would be materially and adversely affected.

The outbreak and spread, and threat or perceived threat of further spread, of the coronavirus may negatively impact consumer spending, which could adversely affect our business, results of operations and financial condition.

The outbreak and spread of the coronavirus could adversely affect our business, results of operations and financial condition. The coronavirus outbreak and the fear of further spread or a pandemic, may materially impact consumer spending, travel and economic activity overall which could have a material adverse impact on certain of our businesses. A slowing or changing economy in the regions adversely affected by the coronavirus outbreak could adversely affect the financial health of our partners, which in turn could have an adverse effect on our business, results of operations and financial condition. While this global health emergency is expected to be temporary, the duration and intensity of the disruption is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2019	—	$—	—	6,903,406
December 1–31, 2019	—	$—	—	6,903,406
January 1–31, 2020 (2)	37,348	$7.12	—	6,903,406
Total	37,348	$7.12	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Consists of shares of Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 11, 2020	By:	/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer

March 11, 2020	By:	/s/ Marcelo Fischer
Marcelo Fischer
Chief Financial Officer