Form 10-Q
period 2020-04-30
IDT CORP
filed 2020-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

Trading symbol: IDT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):Yes ☐ No  ☒

As of June 4, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value: 1,574,326 shares outstanding (excluding 1,698,000 treasury shares)

Class B common stock, $.01 par value: 24,974,837 shares outstanding (excluding 985,770 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2020	July 31, 2019
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$51,786	$80,168
Restricted cash and cash equivalents	114,667	177,031
Debt securities	12,948	2,534
Equity investments	5,716	5,688
Trade accounts receivable, net of allowance for doubtful accounts of $6,286 at April 30, 2020 and $5,444 at July 31, 2019	47,400	58,060
Prepaid expenses	32,713	20,276
Other current assets	26,686	24,704

Total current assets	291,916	368,461
Property, plant and equipment, net	30,436	34,355
Goodwill	12,566	11,209
Other intangibles, net	3,913	4,196
Equity investments	8,569	9,319
Operating lease right-of-use assets	10,307	—
Deferred income tax assets, net	1,795	4,589
Other assets	12,108	11,574
Total assets	$371,610	$443,703

Liabilities and equity
Current liabilities:
Trade accounts payable	$27,738	$37,077
Accrued expenses	118,065	127,834
Deferred revenue	37,808	42,479
Customer deposits	114,061	175,028
Other current liabilities	10,860	6,652
Total current liabilities	308,532	389,070
Operating lease liabilities	8,109	—
Other liabilities	1,366	1,076

Total liabilities	318,007	390,146
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2020 and July 31, 2019	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,961 and 25,803 shares issued and 24,975 and 24,895 shares outstanding at April 30, 2020 and July 31, 2019, respectively	260	258
Additional paid-in capital	276,928	273,313
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 986 and 908 shares of Class B common stock at April 30, 2020 and July 31, 2019, respectively	(52,217)	(51,739)
Accumulated other comprehensive loss	(7,138)	(4,858)
Accumulated deficit	(160,826)	(160,763)
Total IDT Corporation stockholders’ equity	57,040	56,244
Noncontrolling interests	(3,437)	(2,687)
Total equity	53,603	53,557
Total liabilities and equity	$371,610	$443,703

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands, except per share data)
Revenues	$321,336	$341,255	$985,425	$1,053,044
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	258,839	282,791	801,016	878,661
Selling, general and administrative (i)	52,630	49,518	159,853	150,970
Depreciation and amortization	5,239	5,524	15,718	16,881
Severance	602	553	1,714	553
Total costs and expenses	317,310	338,386	978,301	1,047,065
Other operating expense, net (see Note 9)	(234)	(2,420)	(3,402)	(5,805)
Income from operations	3,792	449	3,722	174
Interest income, net	56	177	525	472
Other (expense) income, net	(2,144)	360	(1,360)	(494)
Income before income taxes	1,704	986	2,887	152
(Provision for) benefit from income taxes	(1,319)	1,471	(3,020)	(704)
Net income (loss)	385	2,457	(133)	(552)
Net loss (income) attributable to noncontrolling interests	133	(287)	70	(888)
Net income (loss) attributable to IDT Corporation	$518	$2,170	$(63)	$(1,440)

Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.02	$0.08	$(0.00)	$(0.06)
Diluted	$0.02	$0.08	$(0.00)	$(0.06)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	26,371	26,263	26,323	24,970
Diluted	26,506	26,263	26,323	24,970

(i) Stock-based compensation included in selling, general and administrative expenses	$810	$332	$3,341	$1,212

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Net income (loss)	$385	$2,457	$(133)	$(552)
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	84	—	84	1
Foreign currency translation adjustments	(647)	(10)	(2,364)	473
Other comprehensive (loss) income	(563)	(10)	(2,280)	474
Comprehensive (loss) income	(178)	2,447	(2,413)	(78)
Comprehensive loss (income) attributable to noncontrolling interests	133	(287)	70	(888)
Comprehensive (loss) income attributable to IDT Corporation	$(45)	$2,160	$(2,343)	$(966)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended April 30, 2020 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2020	$33	$260	$276,118	$(52,005)	$(6,575)	$(161,344)	$(3,094)	$53,393
Repurchases of Class B common stock through repurchase program	—	—	—	(212)	—	—	—	(212)
Stock-based compensation	—	—	810	—	—	—	—	810
Distributions to noncontrolling interests	—	—	—	—	—	—	(210)	(210)
Other comprehensive loss	—	—	—	—	(563)	—	—	(563)
Net income	—	—	—	—	—	518	(133)	385
BALANCE AT APRIL 30, 2020	$33	$260	$276,928	$(52,217)	$(7,138)	$(160,826)	$(3,437)	$53,603

	Nine Months Ended April 30, 2020 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2019	$33	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2.687)	$53,557
Exercise of stock options	—	—	276	—	—	—	—	276
Repurchases of Class B common stock through repurchase program	—	—	—	(212)	—	—	—	(212)
Restricted Class B common stock purchased from employees	—	—	—	(266)	—	—	—	(266)
Stock-based compensation	—	2	3,339	—	—	—	—	3,341
Distributions to noncontrolling interests	—	—	—	—	—	—	(680)	(680)
Other comprehensive loss	—	—	—	—	(2,280)	—	—	(2,280)
Net loss	—	—	—	—	—	(63)	(70)	(133)
BALANCE AT APRIL 30, 2020	$33	$260	$276,928	$(52,217)	$(7,138)	$(160,826)	$(3,437)	$53,603

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)—Continued

	Three Months Ended April 30, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2019	$33	$256	$271,959	$(51,727)	$(4,455)	$(166,509)	$503	$50,060
Restricted Class B common stock purchased from employees	—	—	—	(12)	—	—	—	(12)
Stock-based compensation	—	—	332	—	—	—	—	332
Distributions to noncontrolling interests	—	—	—	—	—	—	(450)	(450)
Other comprehensive loss	—	—	—	—	(10)	—	—	(10)
Net income	—	—	—	—	—	2,170	287	2,457
BALANCE AT APRIL 30, 2019	$33	$256	$272,291	$(51,739)	$(4,465)	$(164,339)	$340	$52,377

	Nine Months Ended April 30, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2018	$33	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition	—	—	—	—	—	9,064	—	9,064
Adjustment from the adoption of change in accounting for equity investments	—	—	—	—	33	1,140	—	1,173
BALANCE AT AUGUST 1, 2018	33	256	294,047	(85,597)	(4,939)	(162,899)	639	41,540
Repurchases of Class B common stock through repurchase program	—	—	—	(3,854)	—	—	—	(3,854)
Sale of Class B common stock to Howard S. Jonas	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	(28)	—	—	—	(28)
Stock-based compensation	—	—	1,212	—	—	—	—	1,212
Distributions to noncontrolling interests	—	—	—	—	—	—	(1,187)	(1,187)
Other comprehensive income	—	—	—	—	474	—	—	474
Net loss	—	—	—	—	—	(1,440)	888	(552)
BALANCE AT APRIL 30, 2019	$33	$256	$272,291	$(51,739)	$(4,465)	$(164,339)	$340	$52,377

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended April 30,
	2020	2019
	(in thousands)
Operating activities
Net loss	$(133)	$(552)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	15,718	16,881
Deferred income taxes	2,912	699
Provision for doubtful accounts receivable	2,282	1,218
Stock-based compensation	3,341	1,212
Other	814	(700)
Change in assets and liabilities:
Trade accounts receivable	8,374	14,045
Prepaid expenses, other current assets and other assets	(13,080)	213
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(18,894)	(13,032)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(67,273)	33,086
Deferred revenue	(4,704)	(5,716)
Net cash (used in) provided by operating activities	(70,643)	47,354
Investing activities
Capital expenditures	(11,861)	(13,724)
Payments for acquisitions, net of cash acquired	(450)	(5,526)
Purchases of debt securities and equity investments	(14,790)	(1,007)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	4,317	6,312
Net cash used in investing activities	(22,784)	(13,945)
Financing activities
Distributions to noncontrolling interests	(680)	(1,187)
Proceeds from sale of Class B common stock to Howard S. Jonas	—	13,272
Repayment of other liabilities.	(449)	(635)
Proceeds from note payable	10,000	—
Repayment of note payable	(10,000)	—
Repayments of borrowings under revolving credit facility	(1,429)	(3,000)
Proceeds from borrowings under revolving credit facility	1,429	3,000
Proceeds from exercise of stock options	276	—
Repurchases of Class B common stock	(478)	(3,882)
Net cash (used in) provided by financing activities	(1,331)	7,568
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4,012	(2,000)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(90,746)	38,977
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	257,199	203,197
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$166,453	$242,174

Supplemental schedule of non-cash investing and financing activities
Liabilities incurred for acquisition	$375	$—
Howard S. Jonas’ advance payment used for sale of Class B common stock	$—	$1,500

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2020. The balance sheet at July 31, 2019 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019, as filed with the U.S. Securities and Exchange Commission (“SEC”).

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

The Company’s core operations are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. Telecom & Payment Services’ growth initiatives and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the Company’s core assets, and revenue, in some cases, is recognized over time. The Company’s most significant revenue streams are from BOSS Revolution Calling, Carrier Services, and Mobile Top-Up. BOSS Revolution Calling and Mobile Top-Up are sold direct-to-consumers and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Core Operations:
BOSS Revolution Calling	$111,541	$120,455	$340,557	$366,114
Carrier Services	87,306	120,955	302,482	391,073
Mobile Top-Up	85,109	67,567	237,741	197,189
Other	10,127	12,202	32,484	43,730
Growth	14,707	7,659	34,078	20,531
Total Telecom & Payment Services	308,790	328,838	947,342	1,018,637
net2phone-UCaaS	8,137	6,651	23,298	17,483
net2phone-Platform Services	4,409	5,766	14,785	16,924
Total net2phone	12,546	12,417	38,083	34,407
Total	$321,336	$341,255	$985,425	$1,053,044

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	Total
Three Months Ended April 30, 2020
United States	$216,310	$8,344	$224,654
Outside the United States:
United Kingdom	26,360	3	26,363
Netherlands	52,237	—	52,237
Other	13,883	4,199	18,082
Total outside the United States	92,480	4,202	96,682
Total	$308,790	$12,546	$321,336

(in thousands)	Telecom & Payment Services	net2phone	Total
Three Months Ended April 30, 2019
United States	$216,271	$8,833	$225,104
Outside the United States:
United Kingdom	44,476	3	44,479
Netherlands	48,817	—	48,817
Other	19,274	3,581	22,855
Total outside the United States	112,567	3,584	116,151
Total	$328,838	$12,417	$341,255

(in thousands)	Telecom & Payment Services	net2phone	Total
Nine Months Ended April 30, 2020
United States	$645,909	$25,452	$671,361
Outside the United States:
United Kingdom	98,304	10	98,314
Netherlands	156,870	—	156,870
Other	46,259	12,621	58,880
Total outside the United States	301,433	12,631	314,064
Total	$947,342	$38,083	$985,425

(in thousands)	Telecom & Payment Services	net2phone	Total
Nine Months Ended April 30, 2019
United States	$673,141	$24,857	$697,998
Outside the United States:
United Kingdom	143,887	19	143,906
Netherlands	147,796	—	147,796
Other	53,813	9,531	63,344
Total outside the United States	345,496	9,550	355,046
Total	$1,018,637	$34,407	$1,053,044

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at April 30, 2020 had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$23,600	$25,282	$31,306	$30,363

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

The Company’s deferred customer contract acquisition costs were as follows:

	April 30, 2020	July 31, 2019
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$2,156	$1,474
Deferred customer contract acquisition costs included in “Other assets”	2,162	1,716
Total	$4,318	$3,190

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Amortization of deferred customer contract acquisition costs	$616	$466	$1,781	$1,218

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

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018. The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended April 30, 2020 and 2019, the Company incurred lease costs of $0.5 million and $0.5 million, respectively, and in the nine months ended April 30, 2020 and 2019, the Company incurred lease costs of $1.4 million and $1.3 million, respectively, in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30, 2020	Nine Months Ended April 30, 2020
	(in thousands)
Operating lease cost	$707	$2,130
Short-term lease cost	66	198
Total lease cost	$773	$2,328
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$687	$2,056

April 30, 2020
Weighted-average remaining lease term-operating leases	4.4 years
Weighted-average discount rate-operating leases	3.12%

The Company’s aggregate operating lease liability was as follows:

April 30, 2020
(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,400
Operating lease liabilities included in noncurrent liabilities	8,109
Total	$10,509

Future minimum maturities of operating lease liabilities were as follows:

Twelve-month period ending April 30,
(in thousands)
2021	$2,691
2022	2,566
2023	2,237
2024	1,861
2025	1,896
Thereafter	41
Total lease payments	11,292
Less imputed interest	(783)
Total operating lease liabilities	$10,509

Note 4—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheet that equals the total of the same amounts reported in the consolidated statement of cash flows:

	April 30, 2020	July 31, 2019
	(in thousands)
Cash and cash equivalents	$51,786	$80,168
Restricted cash and cash equivalents	114,667	177,031
Total cash, cash equivalents, and restricted cash and cash equivalents	$166,453	$257,199

At April 30, 2020 and July 31, 2019, restricted cash and cash equivalents included $114.6 million and $176.8 million, respectively, in restricted cash and cash equivalents held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 5—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2020:
Certificates of deposit*	$12,864	$85	$(1)	$12,948
July 31, 2019:
Certificates of deposit*	$2,234	$—	$—	$2,234
Municipal bonds	300	—	—	300
Total	$2,534	$—	$—	$2,534

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker, and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $1.6 million and $0.8 million in the three months ended April 30, 2020 and 2019, respectively, and $4.3 million and $6.3 million in the nine months ended April 30, 2020 and 2019, respectively. There were no realized gains or realized losses from sales of debt securities in the three and nine months ended April 30, 2020 and 2019. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2020 were as follows:

Fair Value
(in thousands)
Within one year	$11,728
After one year through five years	1,220
After five years through ten years	—
After ten years	—
Total	$12,948

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments have not been recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2020:
Certificates of deposit	$1	$384
July 31, 2019:
Total	$—	$—

At April 30, 2020 and July 31, 2019, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 6—Equity Investments

Equity investments consist of the following:

	April 30, 2020	July 31, 2019
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2020 and July 31, 2019	$47	$68
Rafael Holdings, Inc. Class B common stock, 27,419 shares at April 30, 2020 and July 31, 2019	387	567
Mutual funds	5,282	5,053
Current equity investments	$5,716	$5,688

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$3,633	$3,619
Hedge funds	4,711	5,475
Other	225	225
Noncurrent equity investments	$8,569	$9,319

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

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc., IDT Financial Services Limited received 1,830 shares of Visa Series C Preferred among other consideration. Each share of Visa Series C Preferred is convertible into 13.884 shares of Visa Class A common stock, subject to certain conditions, starting in June 2020 and will be convertible at the holder’s option beginning in June 2028.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$4,345	$3,045	$3,919	$1,883
Adoption of change in accounting for equity investments	—	—	—	1,213
Adjusted balance	4,345	3,045	3,919	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	(412)	599	14	550
Redemptions	—	—	—	(2)
Impairments	—	—	—	—
Balance, end of the period	$3,933	$3,644	$3,933	$3,644

The Company decreased the carrying value of the 1,830 shares of Visa Series C Preferred it held by $0.4 million in the three months ended April 30, 2020, and increased the carrying value by $0.6 million in the three months ended April 30, 2019, and by $14,000 and $0.6 million in the nine months ended April 30, 2020 and 2019, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(1,226)	$623	$(817)	$704
Less: net gains and losses recognized during the period on equity investments redeemed during the period	—	—	—	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(1,226)	$623	$(817)	$704

Note 7—Fair Value Measurements

The following tables present the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2020
Debt securities	$—	$12,948	$—	$12,948
Equity investments included in current assets	5,716	—	—	5,716
Equity investments included in noncurrent assets	—	—	3,633	3,633
Total	$5,716	$12,948	$3,633	$22,297

Contingent consideration included in other noncurrent liabilities (see Note 8)	$—	$—	$365	$365

July 31, 2019
Debt securities	$—	$2,534	$—	$2,534
Equity investments included in current assets	5,688	—	—	5,688
Equity investments included in noncurrent assets	—	—	3,619	3,619
Total	$5,688	$2,534	$3,619	$11,841

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

At April 30, 2020 and July 31, 2019, the Company had $4.7 million and $5.5 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$4,045	$2,745	$3,619	$—
Transfer into Level 3 from adoption of change in accounting for equity investments	—	—	—	2,794
Total (losses) gains recognized in “Other (expense) income, net”	(412)	599	14	550
Balance, end of period	$3,633	$3,344	$3,633	$3,344
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$(412)	$599	$14	$550

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three and nine months ended April 30, 2019.

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Balance, beginning of period	$370	$—	$—	$—
Transfer into Level 3 from acquisition (see Note 8)	—	—	375	—
Total losses recognized in “Foreign currency translation adjustments”	(5)	—	(10)	—

Balance, end of period	$365	$—	$365	$—

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At April 30, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2020 and July 31, 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The contingent consideration includes two potential payments to the seller of $0.4 million each, based on monthly recurring revenue targets to be achieved over a 36-month period and 48-month period. The second potential payment is not contingent upon meeting the target for the first payment. The fair value of the contingent consideration was estimated using discounted cash flow models and Monte Carlo simulations. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to April 30, 2020, although the balance changed due to foreign currency translation adjustments.

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

The Company’s pro forma results of operations as if the Versature acquisition occurred on August 1, 2018 were not materially different from the actual results of operations.

Note 9—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees net of insurance proceeds	$152	$(120)	$(269)	$(645)
net2phone—indemnification claim	(386)	—	(920)	—
net2phone—other, net	—	—	(63)	25
Telecom & Payment Services—accrual for non-income related taxes related to a foreign subsidiary	—	(2,300)	(2,150)	(5,400)
Telecom & Payment Services—gain on sale of calling card business in Asia	—	—	—	215
Total other operating expense, net	$(234)	$(2,420)	$(3,402)	$(5,805)

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013. As discussed in Note 15, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming the Company, among others. The Company incurred legal fees of $1.2 million and $0.1 million in the three months ended April 30, 2020 and 2019, respectively, and $2.5 million and $0.6 million in the nine months ended April 30, 2020 and 2019, respectively, related to this action. Also, in the three and nine months ended April 30, 2020, the Company recorded a gain from insurance proceeds for this matter of $1.4 million and $2.2 million, respectively.

Indemnification Claim

In June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Accrual for Non-Income Related Taxes

In the fourth quarter of fiscal 2019, the Company recorded an $8.0 million accrual for non-income related taxes related to one of its foreign subsidiaries. A portion of the accrual related to each of the fiscal quarters in fiscal 2019. Accordingly, the Company corrected its consolidated financial statements for the three months ended October 31, 2018, January 31, 2019, and April 30, 2019 to include the accrued expense and the related income tax benefit. The Company has determined that the adjustments were not material to its previously issued quarterly financial statements. The impact of the correction on the Company’s previously issued consolidated financial statements for the three and nine months ended April 30, 2019 was as follows:

	Three Months Ended April 30, 2019
	Previously Reported	Error Correction	As Adjusted
	(in thousands, except per share data)

Consolidated Statement of Operations:
Other operating expense, net	$(120)	$(2,300)	$(2,420)
Benefit from income taxes	$871	$600	$1,471
Net income	$4,157	$(1,700)	$2,457
Net income attributable to IDT Corporation	$3,870	$(1,700)	$2,170
Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.15	$(0.07)	$0.08
Diluted	$0.15	$(0.07)	$0.08

	Nine Months Ended April 30, 2019
	Previously Reported	Error Correction	As Adjusted
	(in thousands, except per share data)

Consolidated Statement of Operations:
Other operating expense, net	$(405)	$(5,400)	$(5,805)
Provision for income taxes	$(2,054)	$1,350	$(704)
Net income (loss)	$3,498	$(4,050)	$(552)
Net income (loss) attributable to IDT Corporation	$2,610	$(4,050)	$(1,440)
Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.10	$(0.16)	$(0.06)
Diluted	$0.10	$(0.16)	$(0.06)

Note 10—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2020, the Company repurchased 40,763 shares of Class B common stock for an aggregate purchase price of $0.2 million. In the nine months ended April 30, 2019, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At April 30, 2020, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2020 and 2019, the Company paid $0.3 million and $28,000, respectively, to repurchase 37,348 and 3,748 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units (“DSUs”) and restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

The Company has an existing equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On January 6, 2020, the first vesting date under the program, in accordance with the program and based on certain elections made by grantees, the Company issued 100,284 shares of its Class B common stock for vested DSUs. Based on those elections, vesting for 38,024 DSUs was delayed until January 5, 2021. At April 30, 2020, there were 314,516 unvested DSUs outstanding.

2015 Stock Option and Incentive Plan

In the nine months ended April 30, 2020, the Company received proceeds from the exercise of stock options of $0.3 million for which the Company issued 32,551 shares of its Class B common stock. There were no stock option exercises in the nine months ended April 30, 2019.

On December 12, 2019, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.4 million shares. At April 30, 2020, the Company had 0.6 million shares available for future grants under its 2015 Stock Option and Incentive Plan.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Basic weighted-average number of shares	26,371	26,263	26,323	24,970
Effect of dilutive securities:
Stock options	—	—	—	—
Non-vested restricted Class B common stock	135	—	—	—
Diluted weighted-average number of shares	26,506	26,263	26,323	24,970

The following shares were excluded from the diluted loss per share computations:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Stock options	1,126	1,223	1,126	1,223
Non-vested restricted Class B common stock	—	—	520	16
Shares excluded from the calculation of diluted earnings per share	1,126	1,223	1,646	1,239

In the three months ended April 30, 2020 and 2019, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. The diluted loss per share equals basic loss per share in the nine months ended April 30, 2020 and 2019 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Note Payable and Revolving Credit Loan Payable

Note Payable

On April 20, 2020, IDT Domestic Telecom, Inc. (“IDT DT”), a subsidiary of the Company, received loan proceeds of $10.0 million (the “PPP Loan”) from TD Bank, N.A, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. On April 29, 2020, IDT DT returned all $10.0 million in proceeds from the PPP Loan. In light of the oversubscription of applications for loans under the PPP, and despite IDT DT’s need for the funds to support its operations, IDT DT returned the loan proceeds in order to make those funds available to other borrowers that may be in greater need than IDT DT.

Revolving Credit Loan Payable

As of October 31, 2019, the Company’s subsidiary, IDT Telecom, Inc., entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2020. At April 30, 2020, there was no amount outstanding under the facility. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Gain (Loss) on Available-for- Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2019	$—	$(4,858)	$(4,858)
Other comprehensive income (loss) attributable to IDT Corporation	84	(2,364)	(2,280)
Balance, April 30, 2020	$84	$(7,222)	$(7,138)

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

Corporate costs include compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, charitable contributions, travel, and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Operating results for the business segments of the Company are as follows:

(in thousands)	Telecom & Payment Services	net2phone	Corporate	Total
Three Months Ended April 30, 2020
Revenues	$308,790	$12,546	$—	$321,336
Income (loss) from operations	9,934	(3,932)	(2,210)	3,792
Other operating expense, net	—	(386)	152	(234)

Three Months Ended April 30, 2019
Revenues	$328,838	$12,417	$—	$341,255
Income (loss) from operations	4,245	(1,266)	(2,530)	449
Other operating expense, net	(2,300)	—	(120)	(2,420)

Nine Months Ended April 30, 2020
Revenues	$947,342	$38,083	$—	$985,425
Income (loss) from operations	21,441	(10,512)	(7,207)	3,722
Other operating expense, net	(2,150)	(983)	(269)	(3,402)

Nine Months Ended April 30, 2019
Revenues	$1,018,637	$34,407	$—	$1,053,044
Income (loss) from operations	12,605	(4,663)	(7,768)	174
Other operating expense, net	(5,185)	25	(645)	(5,805)

Note 15—Commitments and Contingencies

Coronavirus Disease (COVID-19)

During the first and second quarters of calendar 2020, the world experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic. There are many uncertainties regarding the impacts of the COVID-19 pandemic, and the Company is monitoring those impacts on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the fiscal quarter. In particular, the Company’s salespeople and delivery employees continued to serve the Company’s independent retailers and channel partners with minimal interruption.

COVID-19 had a mixed financial impact on the Company during the three months ended April 30, 2020. The COVID-19 pandemic drove significant increases in demand for the Company’s consumer offerings through digital channels. Conversely, sales originating through retailers and channel partners slowed in March and April before beginning to rebound in May. COVID-19 related demand helped to boost Mobile Top-Up and BOSS Revolution Money Transfer revenues and slowed the rate of decline in BOSS Revolution Calling revenues. net2phone-UCaaS’ customer base growth slowed in the second half of the Company’s third fiscal quarter as sales became increasingly difficult as the pandemic spread in key markets. Carrier Services’ revenue was impacted by the closure of corporate offices and the decline of commerce globally.

As of the date of this filing, management believes that the Company continues to have sufficient liquidity and capital resources for the foreseeable future. Looking ahead, current economic conditions, if enduring, will create additional hardship for many of the Company’s customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact the Company by dampening demand for both its consumer and business-to-business offerings. The situation remains fluid and the Company cannot predict with certainty the potential impact of COVID-19 on its business, results of operations, financial condition and cash flows.

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

Regulatory Fee Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At April 30, 2020 and July 31, 2019, the Company’s accrued expenses included $40.0 million and $44.7 million, respectively, for these regulatory fees for the years covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2020, the Company had purchase commitments of $8.7 million, including the aggregate commitment of $5.7 million under the Memorandum of Understanding (“MOU”) described below.

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

In August 2017, the Company entered into a Reciprocal Services Agreement, as amended, with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. This agreement was terminated on April 30, 2020. Pursuant to the agreement, the Company deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which was included in “Other current assets” in the accompanying consolidated balance sheet based on the terms and conditions of the agreement. On May 11, 2020, the $9.2 million security deposit was released from escrow and returned to the Company.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2020, the Company had aggregate performance bonds of $18.0 million outstanding.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2020 and July 31, 2019, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $6.6 million and $13.2 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 16—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2020	2019	2020	2019
	(in thousands)
Foreign currency transaction (losses) gains	$(774)	$(3)	$175	$(838)
(Loss) gain on investments	(1,226)	623	(817)	704
Other	(144)	(260)	(718)	(360)
Total other (expense) income, net	$(2,144)	$360	$(1,360)	$(494)

Note 17—Defined Contribution Plan

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The Plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The Plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The Plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. On April 23, 2020, the Company paid cash of $1.0 million for calendar year 2019 matching contributions.

Note 18—Recently Issued Accounting Standards Not Yet Adopted

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

Results of Operations

Coronavirus Disease (COVID-19)

During the first and second quarters of calendar 2020, the world experienced the unprecedented impacts of the coronavirus disease 2019 (COVID-19) pandemic. There are many uncertainties regarding the impacts of the COVID-19 pandemic, and we are monitoring those impacts on all aspects of our business, including how it will impact our customers, employees, suppliers, vendors, and business partners.

Operationally, our employees transitioned to work-from-home during the fiscal quarter. In particular, our salespeople and delivery employees continued to serve our independent retailers and channel partners with minimal interruption.

COVID-19 had a mixed financial impact on us during the three months ended April 30, 2020. The COVID-19 pandemic drove significant increases in demand for our consumer offerings through digital channels. Conversely, sales originating through retailers and channel partners slowed in March and April before beginning to rebound in May. COVID-19 related demand helped to boost Mobile Top-Up and BOSS Revolution Money Transfer revenues and slowed the rate of decline in BOSS Revolution Calling revenues. net2phone-UCaaS’ customer base growth slowed in the second half of our third fiscal quarter as sales became increasingly difficult as the pandemic spread in key markets. Carrier Services’ revenue was impacted by the closure of corporate offices and the decline of commerce globally.

As of the date of this filing, management believes that we continue to have sufficient liquidity and capital resources for the foreseeable future. Looking ahead, current economic conditions, if enduring, will create additional hardship for many of our customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact us by dampening demand for both our consumer and business-to-business offerings. The situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Three and Nine Months Ended April 30, 2020 Compared to Three and Nine Months Ended April 30, 2019

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

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 96.1% and 96.7% of our total revenues in the nine months ended April 30, 2020 and 2019, respectively, markets and distributes the following communications and payment services:

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

Our Telecom & Payment Services segment’s most significant revenue streams are from BOSS Revolution Calling, Carrier Services, and Mobile Top-Up. BOSS Revolution Calling and Mobile Top-Up are sold direct-to-consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up prior to providing the services. We recognize the revenue when services are provided to the customer. International prepaid calling revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenues	$308.8	$328.8	$(20.0)	(6.1)%	$947.3	$1,018.6	$(71.3)	(7.0)%
Direct cost of revenues	256.0	279.4	(23.4)	(8.4)	792.2	869.0	(76.8)	(8.8)
Selling, general and administrative	39.2	38.1	1.1	2.7	120.5	119.4	1.1	1.0
Depreciation and amortization	3.1	4.2	(1.1)	(24.4)	9.3	11.8	(2.5)	(21.9)
Severance	0.6	0.6	—	8.8	1.7	0.6	1.1	209.8
Other operating expense, net	—	2.3	(2.3)	(100.0)	2.2	5.2	(3.0)	(58.5)
Income from operations	$9.9	$4.2	$5.7	134.0%	$21.4	$12.6	$8.8	70.1%

Revenues. Telecom & Payment Services’ revenues and minutes of use for the three and nine months ended April 30, 2020 and 2019 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2020	2019	$/#	%	2020	2019	$/#	%
	(in millions)
Core Operations:
BOSS Revolution Calling	$111.6	$120.4	$(8.8)	(7.4)%	$340.5	$366.1	$(25.6)	(7.0)%
Carrier Services	87.3	121.0	(33.7)	(27.8)	302.5	391.1	(88.6)	(22.7)
Mobile Top-Up	85.1	67.6	17.5	26.0	237.7	197.2	40.5	20.6
Other	10.1	12.2	(2.1)	(17.0)	32.5	43.7	(11.2)	(25.7)
Growth	14.7	7.6	7.1	92.0	34.1	20.5	13.6	66.0
Total revenues	$308.8	$328.8	$(20.0)	(6.1)%	$947.3	$1,018.6	$(71.3)	(7.0)%

Minutes of use
BOSS Revolution Calling	953	1,048	(95)	(9.0)%	2,913	3,245	(332)	(10.2)%
Carrier Services	3,347	4,031	(684)	(17.0)	11,589	13,379	(1,790)	(13.4)

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019, although COVID-19 related demand helped to slow the rate of decline in BOSS Revolution Calling revenue compared to prior periods. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 due to the closure of corporate offices and the decline of commerce globally. Over the long-term, we expect that Carrier Services will continue to be adversely impacted as communications globally transition away from traditional international long-distance voice operators. Carrier Services’ minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Revenues from Mobile Top-Up increased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 due to COVID-19 related demand, as well as expanded bundled offerings of minutes, text and data, and growth from the addition of new mobile partners.

Revenues from our Growth initiatives increased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019. BOSS Revolution Money Transfer revenues increased 95% to $11.8 million in the three months ended April 30, 2020 compared to the similar period in fiscal 2019 and increased 66% to $26.7 million in the nine months ended April 30, 2020 compared to the similar period in fiscal 2019 driven by increased transaction volumes partially related to COVID-19 and increased foreign exchange revenue derived, in part, from strategies leveraging the strengthened U.S. dollar and other transient foreign exchange market conditions. National Retail Solutions’ revenues increased 88% to $2.9 million in the three months ended April 30, 2020 compared to the similar period in fiscal 2019 and increased 70% to $7.3 million in the nine months ended April 30, 2020 compared to the similar period in fiscal 2019 driven by growth in monthly subscription fees, advertising sales, and credit card processing customers.

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 primarily due to decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019.

	Three months ended April 30,			Nine months ended April 30,
	2020	2019	Change	2020	2019	Change

Direct cost of revenues as a percentage of revenues	82.9%	85.0%	(2.1)%	83.6%	85.3%	(1.7)%

Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 210 and 170 basis points in the three and nine months ended April 30, 2020, respectively, compared to the similar periods in fiscal 2019 primarily due to decreases in direct cost of revenues as a percentage of revenues in BOSS Revolution Money Transfer, Mobile Top-Up, BOSS Revolution Calling, and National Retail Solutions. BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues decreased largely from increased foreign exchange revenue derived, in part, from strategies leveraging the strengthened U.S. dollar and other transient foreign exchange market conditions. BOSS Revolution Calling’s direct cost of revenues as a percentage of revenues decreased primarily due to the continued migration of customers to the direct-to-consumer channel.

Selling, General and Administrative. Selling, general and administrative expense in our Telecom & Payment Services segment increased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 primarily due to increases in credit card charges and stock-based compensation, partially offset by decreases in marketing expense. In addition, selling, general and administrative expense in our Telecom & Payment Services segment increased in the nine months ended April 30, 2020 compared to the similar period in fiscal 2019 due to an increase in employee compensation. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 12.7% from 11.6% in the three months ended April 30, 2020 and 2019, respectively, and increased to 12.7% from 11.7% in the nine months ended April 30, 2020 and 2019, respectively.

Depreciation and Amortization. Depreciation and amortization expense in our Telecom & Payment Services segment decreased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 as more of our property, plant and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance. In the three months ended April 30, 2020 and 2019, Telecom & Payment Services incurred severance expense of $0.6 million and $0.6 million, respectively, and in the nine months ended April 30, 2020 and 2019, Telecom & Payment Services incurred severance expense of $1.7 million and $0.6 million, respectively. Severance expense in the three and nine months ended April 30, 2020 was incurred mostly for technology and software development employees in the United States, Carrier Services employees in Europe, and retail-related employees in Asia.

Other Operating Expense, net.  Telecom & Payment Services recorded accruals for non-income related taxes related to one of its foreign subsidiaries of nil and $2.3 million in the three months ended April 30, 2020 and 2019, respectively, and $2.2 million and $5.4 million in the nine months ended April 30, 2020 and 2019, respectively. In addition, in the nine months ended April 30, 2019, other operating expense, net was partially offset by a gain of $0.2 million from the sale of a calling card business in Asia.

net2phone Segment

Our net2phone segment, which represented 3.9% and 3.3% of our total revenues in the nine months ended April 30, 2020 and 2019, respectively, is comprised of two verticals:

●	net2phone-Unified Communications as a Service, or UCaaS, a unified cloud communications service for businesses in North and South America and certain other international markets; and

●	net2phone-Platform Services, which provides telephony services to cable operators and other businesses by leveraging a common technology platform.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Revenues	$12.5	$12.4	$0.1	1.0%	$38.1	$34.4	$3.7	10.7%
Direct cost of revenues	2.9	3.3	(0.4)	(13.8)	8.8	9.6	(0.8)	(8.7)
Selling, general and administrative	11.1	9.0	2.1	24.0	32.4	24.5	7.9	32.5
Depreciation and amortization	2.0	1.4	0.6	52.1	6.4	5.0	1.4	28.0
Other operating expense, net	0.4	—	0.4	nm	1.0	—	1.0	nm
Loss from operations	$(3.9)	$(1.3)	$(2.6)	(210.5)%	$(10.5)	$(4.7)	$(5.8)	(125.4)%

nm—not meaningful

Revenues. net2phone’s revenues in the three and nine months ended April 30, 2020 and 2019 consisted of the following:

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
net2phone-UCaaS	$8.1	$6.6	$1.5	22.3%	$23.3	$17.5	$5.8	33.3%
net2phone-Platform Services	4.4	5.8	(1.4)	(23.5)	14.8	16.9	(2.1)	(12.6)
Total revenues	$12.5	$12.4	$0.1	1.0%	$38.1	$34.4	$3.7	10.7%

net2phone-UCaaS’ revenues increased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 driven by growth in its international and U.S. markets, partially offset by strengthening of the U.S. dollar compared to local currencies in key overseas markets. On September 14, 2018, net2phone-UCaaS entered the Canadian market through the acquisition of Versature Corp. Versature’s revenues increased $0.2 million and $1.5 million in the three and nine months ended April 30, 2020, respectively, compared to the similar periods in fiscal 2019. On December 11, 2019, we acquired Ringsouth Europa, S.L., which expanded net2phone-UCaaS’ business into Spain. Ringsouth’s revenues were $0.2 million and $0.4 million in the three and nine months ended April 30, 2020, respectively. net2phone-UCaaS’ customer base growth slowed in the second half of our third fiscal quarter as sales became increasingly difficult as the pandemic spread in key markets. During the third quarter of fiscal 2020, net2phone-UCaaS introduced an integration of its cloud communications offering with Microsoft Teams and its secure video conferencing solution, Huddle (in beta).

net2phone-Platform Services’ revenues decreased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 due to changes in contractual terms for telephony services that were effective beginning in January 2020.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 because of decreases in the direct cost of revenues in both net2phone-UCaaS and net2phone-Platform Services.

	Three months ended April 30,			Nine months ended April 30,
	2020	2019	Change	2020	2019	Change

Direct cost of revenues as a percentage of revenues	23.0%	27.0%	(4.0)%	23.1%	28.0%	(4.9)%

Direct cost of revenues as a percentage of revenues decreased 400 and 490 basis points in the three and nine months ended April 30, 2020, respectively, compared to the similar periods in fiscal 2019 primarily because of decreases in direct cost of revenues as a percentage of revenues in net2phone-UCaaS. Direct cost of revenues as a percentage of revenues in net2phone-Platform Services increased in the three months ended April 30, 2020 compared to the similar period in fiscal 2019 and decreased in the nine months ended April 30, 2020 compared to the similar period in fiscal 2019.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 due to increases in employee compensation, stock-based compensation, and sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 88.7% and 72.2% in the three months ended April 30, 2020 and 2019, respectively, and 85.1% and 71.1% in the nine months ended April 30, 2020 and 2019, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 was due to increases in depreciation of net2phone-UCaaS’ customer premises equipment, additional depreciation and amortization in Versature, and increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Expense, net. Other operating expense, net of $0.4 million and $1.0 million in the three and nine months ended April 30, 2020, respectively, was primarily due to our indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
General and administrative	$(2.4)	$(2.4)	$—	2.6%	$(6.9)	$(7.2)	$0.3	3.0%
Other operating gain (expense), net	0.2	(0.1)	0.3	226.6	(0.3)	(0.6)	0.3	58.3
Loss from operations	$(2.2)	$(2.5)	$0.3	12.6%	$(7.2)	$(7.8)	$0.6	7.2%

Corporate costs include compensation, consulting fees, treasury and accounts payable, tax and accounting services, human resources and payroll, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, charitable contributions, travel, and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expense was basically unchanged in the three months ended April 30, 2020 compared to the similar period in fiscal 2019 primarily because of a decrease in employee compensation, partially offset by an increase in stock-based compensation. Corporate general and administrative expense decreased in the nine months ended April 30, 2020 compared to the similar period in fiscal 2019 primarily because of decreases in employee compensation, legal fees, and consulting expense, partially offset by an increase in stock-based compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.7% in the three and nine months ended April 30, 2020 and 2019.

Other Operating Gain (Expense), net. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. As discussed in Note 15 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming us, among others. We incurred legal fees of $1.2 million and $0.1 million in the three months ended April 30, 2020 and 2019, respectively, and $2.5 million and $0.6 million in the nine months ended April 30, 2020 and 2019, respectively, related to this action. Also, in the three and nine months ended April 30, 2020, we recorded a gain from insurance proceeds for this matter of $1.4 million and $2.2 million, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended April 30, 2020 and 2019, we incurred lease costs of $0.5 million and $0.5 million, respectively, and in the nine months ended April 30, 2020 and 2019, we incurred lease costs of $1.4 million and $1.3 million, respectively, in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.8 million and $0.3 million in the three months ended April 30, 2020 and 2019, respectively, and $3.3 million and $1.2 million in the nine months ended April 30, 2020 and 2019, respectively. The increase in stock-based compensation expense in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 was primarily due to expense of deferred stock units granted in June 2019. At April 30, 2020, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $2.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in 2022.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2020	2019	$	%	2020	2019	$	%
	(in millions)
Income from operations	$3.8	$0.4	$3.4	744.5%	$3.7	$0.2	$3.5	nm
Interest income, net	0.1	0.2	(0.1)	(68.4)	0.5	0.5	—	11.2%
Other (expense) income, net	(2.1)	0.4	(2.5)	(695.6)	(1.4)	(0.5)	(0.9)	(175.3)
(Provision for) benefit from income taxes	(1.4)	1.5	(2.9)	(189.7)	(3.0)	(0.7)	(2.3)	(329.0)

Net income (loss)	0.4	2.5	(2.1)	(84.3)	(0.2)	(0.5)	0.3	75.9
Net loss (income) attributable to noncontrolling interests	0.1	(0.3)	0.4	146.3	0.1	(0.9)	1.0	107.9

Net income (loss) attributable to IDT Corporation	$0.5	$2.2	$(1.7)	(76.1)%	$(0.1)	$(1.4)	$1.3	95.6%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2020	2019	2020	2019
	(in millions)
Foreign currency transaction (losses) gains	$(0.8)	$—	$0.2	$(0.8)
(Loss) gain on investments	(1.2)	0.6	(0.8)	0.7
Other	(0.1)	(0.2)	(0.8)	(0.4)

Total other (expense) income, net	$(2.1)	$0.4	$(1.4)	$(0.5)

(Provision for) Benefit from Income Taxes. The increase in income tax expense in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. For the three months ended April 30, 2020, the CARES Act did not have a significant impact on our consolidated financial statements. We will continue to assess the impact of the CARES Act on our consolidated financial statements.

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 was primarily due to the net loss attributable to noncontrolling interests of one of our subsidiaries of $0.4 million and $0.7 million in the three and nine months ended April 30, 2020, respectively. We did not record the net loss attributable to noncontrolling interests of this subsidiary in the similar periods in fiscal 2019. In addition, the reduction in the net income attributable to noncontrolling interests of other subsidiaries in the three and nine months ended April 30, 2020 compared to the similar periods in fiscal 2019 was the result of a decrease in the net income of these subsidiaries.

Liquidity and Capital Resources

General

We currently expect our cash from operations in the next twelve months and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2020 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2021. As of the date of this filing, including the impact of COVID-19 on us, management believes that we continue to have sufficient liquidity and capital resources for the foreseeable future.

At April 30, 2020, we had cash, cash equivalents, debt securities, and current equity investments of $70.5 million and a working capital deficit (current liabilities in excess of current assets) of $16.6 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At April 30, 2020, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $6.6 million held by IDT Payment Services that was unavailable for other purposes.

	Nine months ended April 30,
	2020	2019
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(70.6)	$47.3
Investing activities	(22.8)	(13.9)
Financing activities	(1.3)	7.6
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4.0	(2.0)

(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(90.7)	$39.0

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $53.7 million at April 30, 2020 from $63.5 million at July 31, 2019 primarily due to collections in the nine months ended April 30, 2020 in excess of amounts billed during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $37.8 million at April 30, 2020 from $42.5 million at July 31, 2019 primarily due to decreases in the BOSS Revolution Calling and net2phone-Platform Services deferred revenue balances.

Customer deposits at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $114.1 million at April 30, 2020 from $175.0 million at July 31, 2019 mainly because of the decline of the bank’s travel related programs due to the effect of COVID-19.

In August 2017, we entered into a Reciprocal Services Agreement, as amended, with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. This agreement was terminated on April 30, 2020. Pursuant to the agreement, we deposited $9.2 million into an escrow account as security for the benefit of the telecom operator. On May 11, 2020, the $9.2 million security deposit was released from escrow and returned to us.

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

Investing Activities

Our capital expenditures were $11.9 million and $13.7 million in the nine months ended April 30, 2020 and 2019, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending April 30, 2021 will be $14 million to $16 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

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

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a UCaaS provider serving the Canadian market. In the nine months ended April 30, 2019, the cash paid for the acquisition net of cash acquired was $5.5 million.

Purchases of debt securities and equity investments were $14.8 million and $1.0 million in the nine months ended April 30, 2020 and 2019, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $4.3 million and $6.3 million in the nine months ended April 30, 2020 and 2019, respectively.

Financing Activities

We distributed cash of $0.7 million and $1.2 million in the nine months ended April 30, 2020 and 2019, respectively, to the noncontrolling interests in certain of our subsidiaries.

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

In the nine months ended April 30, 2020 and 2019, we repaid financing-related other liabilities of $0.4 million and $0.6 million, respectively.

On April 20, 2020, our subsidiary, IDT Domestic Telecom, Inc., or IDT DT, received loan proceeds of $10.0 million from TD Bank, N.A, pursuant to the Paycheck Protection Program, or the PPP Loan, under the CARES Act, administered by the U.S. Small Business Administration. On April 29, 2020, IDT DT returned all $10.0 million in proceeds from the PPP Loan. In light of the oversubscription of applications for loans under the PPP, and despite IDT DT’s need for the funds to support its operations, IDT DT returned the loan proceeds in order to make those funds available to other borrowers that may be in greater need than IDT DT.

As of April 30, 2020, our subsidiary, IDT Telecom, Inc., entered into a credit agreement with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements, acquisitions and other general corporate purposes. The line of credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on the maturity date of July 15, 2020. IDT Telecom pays a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain financial targets and ratios during the term of the facility, including IDT Telecom may not pay any dividend on its capital stock. At April 30, 2020, there was no amount outstanding under the facility. In the nine months ended April 30, 2020, IDT Telecom borrowed and repaid an aggregate of $1.4 million under the facility.

IDT Telecom had a credit agreement, dated as of October 31, 2018, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement terminated on July 15, 2019. In the nine months ended April 30, 2019, IDT Telecom borrowed and repaid an aggregate of $3.0 million under the facility.

In the nine months ended April 30, 2020, we received proceeds from the exercise of stock options of $0.3 million for which we issued 32,551 shares of our Class B common stock. There were no stock option exercises in the nine months ended April 30, 2019.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2020, we repurchased 40,763 shares of Class B common stock for an aggregate purchase price of $0.2 million. In the nine months ended April 30, 2019, we repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At April 30, 2020, 6.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2020 and 2019, we paid $0.3 million and $28,000, respectively, to repurchase 37,348 and 3,748 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units and restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at April 30, 2020:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments (1)	$8.7	$8.7	$—	$—	$—
Connectivity obligations under service agreements	1.7	1.0	0.7	—	—
Operating leases including short-term leases	12.0	3.1	5.1	3.8	—
Total contractual obligations (2)	$22.4	$12.8	$5.8	$3.8	$—

(1)	Purchase commitments include the commitment under a Memorandum of Understanding with a telecom operator in Central America, including, but not limited to, termination of inbound and outbound international long-distance voice calls.

(2)	The above table does not include an aggregate of $18.0 million in performance bonds or $0.8 million in potential contingent consideration related to the Ringsouth acquisition due to the uncertainty of the amount and/or timing of any such payments.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2020, we had aggregate performance bonds of $18.0 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of April 30, 2020 because of a material weakness in our internal control over financial reporting relating to management review controls associated with non-income related taxes related to one of our foreign entities. This material weakness was initially identified as of July 31, 2019 (see Item 9A to Part II of our Annual Report on Form 10-K for fiscal year ended July 31, 2019).

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

At April 30, 2020, we had explored the engagement of a third party as described above and determined that at the present time it would not materially improve our evaluation of all non-income related taxes, relating to material foreign subsidiaries. As a matter of policy, we will continue to assess engaging specialists as deemed appropriate. In addition, employees responsible for tax compliance had completed relevant training, and the enhanced internal documentation support related to our tax position was in process. Management and our Audit Committee continue to monitor these remedial measures and expect to test the effectiveness of these internal controls and procedures during the quarter ending July 31, 2020.

Notwithstanding the material weakness described above, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three and nine months ended April 30, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except for the following:

Our business, results of operation and financial condition could be adversely affected by the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our employees, customers, and business partners. Our employees transitioned to work-from-home during the fiscal quarter where appropriate.

We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers. We face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.

In the three months ended April 30, 2020, the impacts of COVID-19 and related public health restrictions had a mixed financial impact on our business, operations and financial condition. Negative impacts of COVID-19 on us included the following:

●	net2phone-UCaaS’ customer base growth slowed as sales became increasingly difficult as the pandemic spread in key markets;

●	Reduction in the operations or the closure of independent retailers that offer our BOSS Revolution services or utilize our National Retail Solutions services;

●	Decreased retail consumer traffic resulting from concerns about the spread of COVID-19;

●	Carrier Services revenue was impacted by the closure of corporate offices and the decline of commerce globally; and

●	Reduced staffing levels at our call centers and field operations.

If the COVID-19 pandemic continues for a prolonged period or has a more significant impact than currently, our business, operations and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

●	Adversely impact our strategic business plans and growth strategy;

●	Result in increases in bad debt expense and accounts receivable write-offs as a result of delayed or non-payment from our customers;

●	Reduce demand for our offerings as widespread unemployment reduces consumer buying power;

●	Reduce the availability and productivity of our employees and third-party resources;

●	Cause us to experience an increase in costs as a result of our emergency measures;

●	Cause impairments of goodwill or long-lived assets; and

●	Cause a deterioration in our financial metrics or the business environment that adversely impacts our credit ratings.

As of April 30, 2020, we have not experienced significant adverse impacts to our results of operations, financial condition, or cash flows. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Our U.K.-based businesses and business between the U.K. and other countries face risks related to the United Kingdom leaving the European Union (“Brexit”).

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020 and has entered a transition period until December 31, 2020. During the transition period, the United Kingdom and the EU have stated that they will seek to negotiate a trade deal, and the United Kingdom will remain in both the EU customs union and single market.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2020:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-29, 2020	—	$—	—	6,903,406
March 1–31, 2020	8,560	$4.99	8,560	6,894,846
April 1–30, 2020	32,203	$5.21	32,203	6,862,643
Total	40,763	$5.17	40,763

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2020	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 9, 2020	By:	/s/ Marcelo Fischer
Marcelo Fischer Chief Financial Officer