Form 10-K
period 2020-07-31
IDT CORP
filed 2020-10-14
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2020.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $7.56 per share, as reported on the New York Stock Exchange, was approximately $145.9 million.

As of October 9, 2020, the registrant had outstanding 23,901,532 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,080,969 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 16, 2020, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2020 refers to the fiscal year ended July 31, 2020).

Item 1. Business.

OVERVIEW

We are a multinational company with operations primarily in the communications and payment services industries. We have two reportable business segments, Telecom & Payment Services and net2phone. Our Telecom & Payment Services segment, which represented 96.2% and 96.6% of our total revenues in fiscal 2020 and fiscal 2019, respectively, provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. Our net2phone segment, which represented 3.8% and 3.4% of our total revenues in fiscal 2020 and fiscal 2019, respectively, provides cloud communications and telephony services to business customers.

Our Telecom & Payment Services segment comprises Growth and Core verticals:

●	Growth includes two primary businesses:

●	BOSS Revolution Money Transfer, an international money remittance service for customers in the United States; and

●	National Retail Solutions’, or NRS’, point-of-sale, or POS, network offerings that includes merchant services such as credit card processing, digital out-of-home advertising through its POS terminal network, and data analytics.

●	Core includes our three largest communications and/or payments offerings by revenue:

●	BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States;

●	Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to mobile accounts internationally and domestically; and

●	Carrier Services, which provides international voice and text termination as well as outsourced traffic management solutions to telecoms globally.

Core also includes smaller communications and payments offerings, many in harvest mode.

Our net2phone segment is comprised of two verticals:

●	net2phone-Unified Communications as a Service, or UCaaS, a cloud communications service for businesses in North and South America and certain other international markets; and

●	net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform.

Financial information by segment is presented in Note 23 to our Consolidated Financial Statements in Item 8 of this Annual Report.

Our headquarters is located at 520 Broad Street, Newark, New Jersey 07102. The main telephone number at our headquarters is (973) 438-1000 and our corporate website’s home page is www.idt.net.

We make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports, and all beneficial ownership reports on Forms 3, 4 and 5 filed by directors, officers and beneficial owners of more than 10% of our equity through the investor relations page of our website (http://ir.idt.net/) as soon as reasonably practicable after such material is electronically filed with the Securities and Exchange Commission. Our website also contains information not incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

KEY EVENTS IN OUR HISTORY

1990 – Howard S. Jonas, our founder, launched International Discount Telephone to provide international call re-origination services.

1995 – We began selling wholesale services to other long-distance carriers by leveraging our access to favorable international telephone rates generated by our retail calling traffic.

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

2009 – We spin-off our CTM Media Holdings subsidiary to our stockholders. CTM Media Holdings has been renamed IDW Media Holdings, Inc. and its stock is traded on the OTC Pink Market with the ticker symbol “IDWM”.

2011 – We spin-off our Genie Energy Ltd. subsidiary, which provides electricity and natural gas and related services to residential and business customers in the United States and overseas. Genie Energy’s common stock is listed on the NYSE with the ticker symbol “GNE”.

2013 – We spin-off our subsidiary, Straight Path Communications, Inc., or Straight Path, including its wireless spectrum holdings, to our stockholders. Straight Path was purchased in February 2018 by Verizon Communications Inc.

– We introduce the BOSS Revolution Calling app for Android and iOS.

– We launch our BOSS Revolution international money transfer service.

2014 – We sell our stake in Fabrix, a pioneer in cloud storage and network delivery technologies, to Ericsson for $69 million.

2015 – net2phone launches its UCaaS offering in the United States.

2016 – We spin-off our interest in our Zedge subsidiary to our stockholders. Zedge provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and notification sounds. Zedge’s stock is listed on the NYSE American with the ticker symbol “ZDGE”.

– We launch NRS to provide POS-based services to independent retailers in the United States.

– net2phone initiates global expansion of its UCaaS offering with a launch in Brazil.

2017	– We introduce the BOSS Revolution Money app for Android and iOS.

2018 – We spin-off our interest in our Rafael Holdings, Inc. subsidiary to our stockholders. Rafael Holdings holds real estate assets and stakes in early stage pharmaceuticals companies, including Rafael Pharma, a privately held, clinical-stage, metabolic oncology therapeutics company. Rafael Holdings’ stock is listed on the NYSE with the ticker symbol “RFL”.

2019 – net2phone’s cloud communications service surpasses 100,000 service seats milestone.

– NRS adds its 10,000th POS terminal to its retail network.

2020 - net2phone introduces its Huddle video conferencing solution (beta) and integration with Microsoft Teams.

-	NRS introduces the BR Club Shopping App, enabling NRS retailers to accept mobile orders.

-	BOSS Revolution Money Transfer exceeds 500,000 monthly transactions via digital channels for the first time.

OUR STRATEGY

We are growing several high-margin, tech-centric businesses that compete in the unified business communications and payment services markets. We believe that each of these businesses represents an exceptional opportunity for long term value generation. Each of these businesses leverages one or more of our strategic assets to obtain a distinct competitive advantage vis-a-vis more established competitors. Our current key growth businesses are:

●	net2phone-UCaaS;
●	BOSS Revolution Money Transfer; and
●	NRS.

Our investment in these growth businesses is financed by the cash flows generated by our maturing core offerings, obviating the need for debt financing and dilutive capital raises. Our core offerings are:

●	BOSS Revolution Calling;
●	Mobile Top-Up; and
●	Carrier Services.

Our core offerings participate, wholly or partially, in the paid minute voice communications market. As such, they are subject to intense revenue and margin pressure as consumers migrate to low-cost or free messaging services and other non-voice communications technologies, free peer-to-peer voice calls available when both parties utilize broadband connections, and flat-rate international long distance plans offered both by the largest mobile network operators and niche mobile virtual network operators. We work diligently to maximize cash flows from our core offerings in part by introducing new features and enhancements to prolong their longevity and utility while reducing their overhead costs and operating expenditures.

The increasing revenue contributions from our higher margin growth businesses in combination with our efforts to maximize the cash flows from our lower margin core offerings have enabled us to increase our consolidated margin contribution in recent quarters. We expect that this rotation toward our higher margin offerings will continue and drive a long-term increase in our net margins.

Our higher-margin growth businesses and our core offerings are synergistic and leverage one or more of our strategic assets including:

●	The BOSS Revolution and net2phone brands;
●	A nationwide network of more than 35,000 retailers who sell BOSS Revolution offerings including over 26,000 who utilize our digital retailer platform;
●	Our retail customer base of more than eight million, primarily in immigrant communities within the United States;
●	Our technology, global infrastructure and calling and transaction platforms;
●	Extensive VoIP and cloud services expertise; and
●	Our staff of more than 1,200 working in over 20 offices on four continents.

BUSINESS DESCRIPTION

Telecom & Payment Services

Our Telecom & Payment Services, or TPS, segment, represented 96.2% and 96.6% of our total revenues in fiscal 2020 and fiscal 2019, respectively. TPS offerings are classified in two verticals, Growth and Core, as follows:

●	Growth comprises high-margin, rapidly growing businesses that leverage our core strategic assets to provide synergistic communications and payments services, including:

●	BOSS Revolution Money Transfer; and
●	National Retail Solutions.

●	Core includes our three largest communications and/or payments offerings by revenue:

●	BOSS Revolution Calling;
●	Mobile Top-Up; and
●	Carrier Services.

Core also includes smaller communications and payments offerings, which are managed to maximize their long-term cash-flows with minimal operating expenditures.

During fiscal 2020, our TPS segment generated $1,294.9 million in revenues and income from operations of $42.3 million, as compared with revenues of $1,361.9 million and income from operations of $14.3 million in fiscal 2019.

Telecom & Payment Services – Growth

BOSS Revolution Money Transfer

BOSS Revolution Money Transfer revenues were $48.0 million in fiscal 2020, an increase of 108% from fiscal 2019.

International money remittance is a significant economic activity among our target market of foreign-born communities in the United States. Our BOSS Revolution Money Transfer business enables customers in the United States to remit money to third parties in approximately 60 countries. The service is offered through licensed BOSS Revolution authorized money transfer agents as well as directly to consumers via our digital platforms including the BOSS Revolution Money app and the BOSS Revolution consumer website (www.bossrevolution.com).

BOSS Revolution Money Transfer’s largest and fastest growing channel is direct-to-consumer via our digital platform. During fiscal 2020, approximately three-quarters of BOSS Revolution Money Transfer’s transactions originated over the BOSS Revolution Money app. The BOSS Revolution Money app works seamlessly with the BOSS Revolution app to enable customers with a debit or credit card to send money transfers and Mobile Top-Up easily and securely directly from their iOS or Android device.

We continue to expand our BOSS Revolution Money Transfer customer base by focusing our marketing efforts on converting the large BOSS Revolution Calling and Mobile Top-Up customer bases, as well as bringing in new customers directly, primarily through attractive fee and foreign exchange rate offers.

We also continue to focus on sales through our nationwide network of BOSS Revolution Money Transfer agents.

BOSS Revolution Money Transfer leverages the BOSS Revolution retail network to afford unbanked and underbanked customers the ability to initiate transactions with cash. In order to provide our remittance service, BOSS Revolution retailers must meet certain financial and other qualifications. To date, only a small fraction of BOSS Revolution retailers have been authorized to offer money transfer services. Our internal sales force recruits new money transfer agents to expand our origination network, and we continue to enhance our retail money transfer portal to facilitate adoption and utilization of the money transfer offering by BOSS Revolution retailers.

We have also introduced a new Pay@Store service that allows a customer to conveniently initiate a money transfer order within the BOSS Revolution Money app and to pay for it with cash at an authorized Boss Revolution money transfer agent. Pay@Store brings many of the benefits of our BOSS Revolution Money app to our under/unbanked customers.

BOSS Revolution Money Transfer’s payment network includes payout locations in 59 countries and over 320,000 locations. In addition, remittances are offered to mobile wallets in some destinations.

BOSS Revolution Money Transfer generates revenues from a per-transaction fee charged to the customer and from foreign exchange differentials. Our transaction costs include commissions paid to the retail agent, payment to the international disbursing agent, banking, compliance, foreign currency exchange costs and, in the case of direct-to-consumer transfers, credit and debit card processing fees in lieu of commissions paid to the retail agents.

National Retail Solutions (NRS)

NRS’ revenues were $12.0 million in fiscal 2020, a 93% increase from fiscal 2019.

NRS provides transaction processing and related services to independent retailers in the United States via its POS terminal-based platform. The NRS solution includes hardware and software components integrated to provide tools that enable these retailers to compete more effectively against retail chains.

The POS terminal’s hardware includes cash registers, barcode scanners, retailer and customer-facing hi-definition screens, receipt printers and credit card readers. NRS’ integrated, proprietary software is offered as a service and provides operational tools including inventory management, sales tracking, price book management and other useful features.

The primary market for NRS terminals is the more than 200,000 independently owned convenience, liquor, grocery and tobacco stores in the United States, many of which primarily serve foreign-born communities.

During July 2020, over 10,000 retailers processed more than 46,000,000 transactions via NRS terminals. The number of NRS terminals active in the network as of July 31, 2020 increased to more than 10,000 from 7,800 a year earlier. NRS sales and marketing is targeted, in part, to our nationwide network of BOSS Revolution retailers. NRS has also entered into strategic relationships with more than 100 wholesale distributors including some of the largest cash-and-carry wholesalers in the United States.

NRS generates revenue from a portfolio of services for both retailers and third parties.

●	Terminals and terminal-based software services: NRS’ services for retailers include the provision of POS terminals. Terminals are typically offered at a discount from the full retail price when buyers enroll in NRS’ payment processing service, NRS PAY. Terminal operators pay a monthly software service fee starting at $19.95 per terminal and increasing with premium POS feature sets. NRS technology teams based in the United States and Israel develop new functionalities and feature sets that enable NRS to expand its target market to new retail segments.

●	Data Analytics: NRS captures targeted, daily POS data from independent retailers. These retailers are concentrated in urban communities with significant immigrant populations and, in the aggregate, constitute a significant but largely opaque market. NRS has built a data platform that allows third parties to analyze purchasing trends at independent retailers and gain insights into this important segment of the consumer market.

●	Display Advertising: NRS terminals feature 15” high-definition customer-facing screens, which are designed to engage customers during check-out. The screen enables retailers to offer coupons, deals, and promotions on in-store products, and enables NRS to provide advertisers access to a nationwide display network for both static and video advertisements with reach into urban demographic segments. Digital out of home, or DOOH, advertising is among the fastest growing advertising market segments. As it matures, we expect that the DOOH market will become increasing accessible to programmatic advertising buyers, which would enable NRS to significantly increase advertising sales. At July 31, 2020, NRS had a DOOH network capacity of approximately 7.7 billion impressions per year. NRS sold approximately 9% of its available impression capacity in fiscal 2020.

●	Merchant Services: The NRS network enables us to provide various services to the retailers who operate our terminals. The substantial majority of merchant services revenue is generated by NRS PAY, which enables retailers to accept and process payments made by credit cards, debit cards, and electronic benefits transfer. We believe that our pricing model for NRS PAY is disruptive. Unlike many other payment processors, we do not require a contract, our equipment is free, and we do not charge hidden fees; instead, we charge only a flat, transparent rate per transaction. We added more than 700 new NRS PAY customers in the fourth quarter of fiscal 2020 and we expect comparable growth in the coming quarters.

The NRS business supports our BOSS Revolution communications and payment offerings - BOSS Revolution Calling, BOSS Revolution Money Transfer, and Mobile Top-Up, all of which can be sold and provisioned by retailers directly from their NRS terminals.

Telecom & Payment Services – Core

BOSS Revolution Calling

BOSS Revolution Calling’s revenue was $463.9 million in fiscal 2020 compared to $490.7 million in fiscal 2019 (35.8% and 36.0% of TPS’ revenue in fiscal 2020 and fiscal 2019, respectively).

Our BOSS Revolution Calling business is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and digital only offering in Europe and Australia.

BOSS Revolution Calling offerings include our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution Calling serves, as of July 31, 2020, approximately 3.7 million customers per month.

BOSS Revolution Calling is offered both through our extensive national network of BOSS Revolution retailers and through the BOSS Revolution Calling app (for iOS and Android).

The majority of our customers purchase BOSS Revolution Calling offerings through our nationwide network of BOSS Revolution retailers. At July 31, 2020, we had approximately 26,000 retailers per month utilizing our digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 9,000 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

Usage of our BOSS Revolution Calling app has been growing rapidly. At July 31, 2020, approximately 1.4 million customers per month utilized the BOSS Revolution Calling app.

BOSS Revolution Calling allows users to place international long-distance calls at affordable rates from the BOSS Revolution Calling app or by calling an access number. Regardless of how the call originates, our customers must first establish and top-up a prepaid BOSS Revolution account that is linked to their phone. Once the account is established and a call is placed, our platform recognizes the customer’s phone through its network-provided automatic number identification and seamlessly links each call to the corresponding BOSS Revolution account. Callers then enter their destination phone numbers. BOSS Revolution Calling customers’ account balances are debited at a fixed rate per minute or at a fixed amount for calling plans to a specific country over a specified time period. In contrast to certain of our competitors, BOSS Revolution Calling does not charge connection, usage or breakage fees. BOSS Revolution Calling’s per minute rates vary by the destination country, city, and whether the call is placed to a landline or mobile phone. Rates are published on the BOSS Revolution consumer website and within the BOSS Revolution Calling app.

Customers can open a BOSS Revolution Calling account for free and top-up with a debit or credit card using the BOSS Revolution Calling app, the BOSS Revolution consumer website (www.bossrevolution.com) or phone, or with cash at any BOSS Revolution retailer.

In the United States, we distribute our BOSS Revolution Calling hard cards and other retail products primarily through our network of distributors that, either directly or through sub-distributors, sell to retail locations. In addition, our internal sales force sells BOSS Revolution Calling and other platform products directly to retailers. Distributors, our internal salespeople, and retailers receive commissions based on the revenue generated by each transaction or on a per-transaction basis, depending on the product.

The BOSS Revolution digital retailer platform can be accessed via the internet by a computer or by Android and iOS smartphones and enables retailers to create accounts for new customers, add funds to existing customer balances and execute sales transactions. It provides a direct, real-time interface with our BOSS Revolution retailers, resulting in a cost-effective and adaptable distribution model that allows us to target and promote services directly to distributors and retailers, to introduce and cross-sell new offerings, and to rapidly respond to changes in the business environment.

In the United States, the BOSS Revolution brand is supported by national, regional and local marketing programs that include television and radio advertising, online advertising, print media, and grass roots marketing at community and sporting events. In addition, we work closely with distributors and retailers on in-store promotional programs and events.

BOSS Revolution Calling’s sales have traditionally been, and continue to be, strongest in the Northeastern United States and in Florida because of our extensive local distribution network and their large foreign-born populations. We continue to grow BOSS Revolution Calling’s distributor relationships and expand BOSS Revolution Calling’s retail network in other areas of the United States and Canada, including the Southwest and West Coast, where BOSS Revolution Calling historically has not had as strong of a market presence.

Mobile Top-Up

Mobile Top-Up’s revenue was $334.3 million in fiscal 2020 compared to $272.0 million in fiscal 2019 (25.8% and 20.0% of TPS’ revenue in fiscal 2020 and fiscal 2019, respectively).

Our Mobile Top-Up offerings enable customers to transfer airtime and bundles of airtime, messaging, and data to recharge or ‘top-up’ mobile phone accounts internationally (International Mobile Top-Up, or IMTU) and domestically (Domestic Mobile Top-Up, or DMTU). Mobile Top-Up’s offerings leverage our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

IMTU and DMTU offerings are sold under the BOSS Revolution brand through the BOSS Revolution digital platforms, including our BOSS Revolution Calling and BOSS Revolution Money apps. Mobile Top-Up’s offerings are also sold through our retail network including provisioning directly by retailers using our digital retailer platform and through mobile operator-branded top-up cards. We offer Mobile Top-Up service for approximately 135 different carriers in 88 countries, primarily in Latin America, the Caribbean and Africa. The substantial majority of Mobile Top-Up’s revenue is generated by the sale of IMTU offerings.

Carrier Services

Carrier Services’ revenue was $393.8 million in fiscal 2020 compared to $514.2 million in fiscal 2019, contributing 30.4% and 37.8% of TPS’ revenue in fiscal 2020 and fiscal 2019, respectively.

Our Carrier Services business is one of the largest wholesale carriers of international long-distance minutes in the world.

Carrier Services’ telecommunications network is comprised of interconnections and commercial relationships that reach virtually every significant carrier globally. These relationships enable us to carry international telecommunications traffic to more than 200 countries around the world. Carrier Services’ customers include our BOSS Revolution Calling and net2phone businesses, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our traffic with them.

Carrier Services offers competitively priced international termination rates at several quality levels. We can offer competitively priced termination services in part because of the large volumes of originating minutes generated by our BOSS Revolution Calling business, our global platform powered by proprietary software, our team of professional and experienced account managers and market makers, and the global network of interconnections and relationships with other telecom system operators around the globe.

TPS terminated 18.3 billion minutes in fiscal 2020, as compared to 21.8 billion minutes in fiscal 2019. Carrier Services accounted for 14.4 billion minutes and 17.5 billion minutes of the total TPS’ minutes in fiscal 2020 and fiscal 2019, respectively.

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

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2020, Carrier Services had more than 2,100 customers and had more than 330 carrier relationships globally.

Carrier Services’ revenue is generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. The majority of Carrier Services’ prepaid customers connect via our IDT Express portal. IDT Express focuses on delivering wholesale voice and direct inward dialing, or DID, services to small and medium size businesses domestically and internationally. IDT Express offers the convenience of a mobile self-service portal paired with dedicated account managers, all backed by customer support that is available at all times. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

Carrier Services also provide outsourcing services to help fixed and mobile telephony operators enhance the profitability and value of their international voice operations. Carrier Services offers these operators customized solutions, including full outsourcing, handing all inbound and outbound calls with or without switch management, and hybrid arrangements whereby the operator retains certain routes or customers directly. Pursuant to these deals, Carrier Services collaborates with the companies to provide a full range of international long-distance services to their respective customers in-country and overseas.

Carrier Services is subject to intense revenue and margin pressure as consumers migrate to low-cost or free messaging services and other non-voice communications technologies, free peer-to-peer voice calls available when both parties utilize broadband connections, and flat-rate international long distance plans offered both by the largest mobile network operators and niche mobile virtual network operators.

International Operations

Internationally, Carrier Services’ products and services are marketed and sold through our internal account management team.

Our operations in Europe include Carrier Services operations in London, England. We also have operations in Germany, Spain, Italy, Ireland, and Greece. Our European operations, including Carrier Services and BOSS Revolution Calling, generated $356.8 million of revenues in fiscal 2020, an 11% decline from the $401.2 million of revenues generated during fiscal 2019. Our European operations’ revenues constituted 28% of TPS’ revenues in fiscal 2020, as compared to 30% in fiscal 2019.

In fiscal 2020, we generated $32.3 million in revenues from our operations in the Asia-Pacific region compared to $47.7 million in fiscal 2019, primarily through our Carrier Services business. We maintain our Asia-Pacific headquarters in Hong Kong. In August 2020, our BOSS Revolution business was wound down throughout the Asia-Pacific region.

In Canada, the United Kingdom, Germany, Spain and Australia, we sell BOSS Revolution platform products through our mobile calling app and direct-to-consumer websites.

In Latin America, we maintain our headquarters in Buenos Aires, Argentina. In fiscal 2020, we generated $0.4 million in revenues primarily from the sale of prepaid calling in Latin America compared to $0.7 million in fiscal 2019.

Sales, Marketing and Distribution

In the United States, we distribute our TPS retail products, including prepaid calling, mobile top-up, money transfer and bill payment services to retail outlets. Our retail products are provisioned directly through the BOSS Revolution digital retailer platform or through our network of distributors and our internal sales force. In addition, our private label calling cards as well as our IDT-branded calling cards are also marketed to retail chains and outlets through our internal sales force, and from time to time, we may utilize third-party agents or brokers to acquire accounts.

We also market our most significant retail offerings, including BOSS Revolution Calling, Mobile Top-Up, and BOSS Revolution Money Transfer, directly to the consumer via digital channels including the BOSS Revolution consumer website (www.bossrevolution.com) and the BOSS Revolution Calling and BOSS Revolution Money apps for iOS and Android.

Carrier Services are marketed and sold through our internal account management team and the IDT Express digital portal. In Canada, the United Kingdom, Germany, Spain and Australia, we sell BOSS Revolution platform products through our mobile calling app and direct-to-consumer websites.

Communications and Payment Network Infrastructure and Technology Development

We operate a global network to provide an array of telecommunications and payment services to our customers worldwide using a combination of proprietary and third-party applications. Proprietary applications include call routing and rating, customer provisioning, call management, e-commerce sites and digital platforms, product web pages, calling card features, and payment services features. Proprietary applications provide the flexibility to adapt to evolving marketplace demands without third-party software releases, and often provide advantages in capability or cost over third-party solutions.

Our core voice network utilizes VoIP and is interconnected, where needed, through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows us to interface with carriers using the lowest cost technology protocol available. To support our global reach, we operate voice switches and/or points of presence in the United States, Europe, South America, Asia, and Australia. We receive and terminate voice traffic from every country in the world, including cellular, landline, and satellite calls through direct and indirect interconnects. The network includes data centers located in the United States, the United Kingdom, and Hong Kong, which house equipment used for both our voice and payment services, with smaller points of presence in several other countries. Our global network is monitored and operated on a continual basis by our Network Operations Center in the United States. We also make use of one of the leading cloud providers to serve as host for some of our application infrastructure.

Our technology organization is responsible for the design, development, testing, and delivery of new technologies and features of our products and services, as well as the continued improvement and iteration of our existing products and services. It is also responsible for operating and scaling our proprietary calling and payment services platform including the underlying cloud infrastructure. Our research and development investments seek to drive core technology innovation and bring new products and services to the market. Research and development employees are located in our Newark office, as well as remotely distributed. Our research and development team consist of our software engineering, product management, quality engineering, voice engineering, business intelligence, systems and development operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

Our technology organization uses a number of key performance indicators to track service quality.  As of July 31, 2020, our technology organization has improved our aggregate service uptime from approximately 99.9% in fiscal 2019 to approximately 99.92% for fiscal 2020.  As of July 31, 2020, the defect escape ratio, a measure of quality engineering was improved for our flagship BOSS Revolution brand from 8.5% in fiscal 2019 to 5% in fiscal 2020, meaning more than 95% of product defects were detected and fixed before being released to our customers.

Our product offerings and go-to-market strategy continue to evolve, and we expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. Our Agile development methodology is characterized by a dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. In addition, we have implemented a holistic portfolio management process, which has improved transparency and efficiency across the portfolio through a monthly cadence of business reviews.

net2phone

net2phone’s revenue was $50.8 million in fiscal 2020 compared to $47.3 million in fiscal 2019. net2phone’s loss from operations was $14.7 million in fiscal 2020 compared to a loss from operations of $6.5 million in fiscal 2019.

net2phone is comprised of two verticals:

●	net2phone-UCaaS, a cloud communications service for businesses in North and South America and certain other international markets; and

●	net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform.

net2phone-UCaaS’s revenue was $31.9 million in fiscal 2020, an increase from $24.5 million in fiscal 2019, and net2phone- Platform Services’ revenue was $18.9 million in fiscal 2020, a decrease from $22.8 million in fiscal 2019.

net2phone launched its UCaaS offering in 2015, leveraging our deep expertise in VoIP communications, established technology team, and global telephony network. net2phone’s UCaaS offering has become its primary growth engine and strategic focus.

The net2phone-UCaaS solution converges communications across devices: desk phone, PC, and mobile via the net2phone platform, all backed by client management tools and analytics. net2phone’s cloud-based platform replaces and improves upon on-premise private branch exchanges, or PBXs, which many businesses maintain to operate their legacy phone systems. net2phone’s advanced feature set includes its mobile app, Web RTC, SMS/MMS, live chat widget, voicemail to email transcription, and client analytics. net2phone adds features and enhancements to its offering on a regular basis.

In 2020, net2phone began deployment of its proprietary platform to enhance system reliability and facilitate the development and deployment of additional features and third-party integrations.

At its 2015 launch, net2phone’s UCaaS service was offered only in the United States. In 2016, net2phone began its international expansion, offering cloud communications to businesses in Brazil. net2phone expanded to Argentina in 2017, and Colombia and Mexico in 2018. In 2018, net2phone entered the Canadian market through its acquisition of Versature Corp., a UCaaS provider serving the Canadian market. In 2019, net2phone entered the European market through the acquisition of RingSouth Europa, a regional provider of cloud communications services to businesses in Spain.

We expect that net2phone will continue to grow its revenues through expansion in both the U.S. and overseas markets. Overseas, net2phone is leveraging its local presence, licensing, and our global infrastructure to provide a localized service. net2phone’s overseas markets are large and typically characterized by low rates of UCaaS penetration, high levels of competitive fragmentation and, in many cases, by a lack of significant attention from the global market leaders.

In March 2020, net2phone released an integration with Microsoft’s popular Teams collaboration platform. The integration enables Teams users to leverage net2phone’s global calling and messaging capabilities from within the Teams environment. In April 2020, net2phone released its integrated video conferencing solution, net2phone Huddle.

net2phone’s future growth catalysts include integrations with additional popular customer relationship management, or CRM, platforms, development and deployment of other new features and functionality, expansion into additional geographic markets, further customization for industry verticals, development of APIs enabling developers to customize solutions, and the development of a direct-to-consumer channel, except in Canada where Versature already operates a robust direct-to-consumer channel.

Sales, Marketing and Distribution

net2phone is focused on the agent channel marketplace and acquires a substantial majority of its customers through its network of master agents, telecom agents and managed service providers in the United States and internationally. Versature historically utilized a direct-to-consumer channel model to acquire customers in Canada. In October 2019, Versature announced a channel market program, leveraging net2phone’s channel relationships and experience. In fiscal 2021, net2phone expects to introduce a direct to business strategy to extend its market reach.

net2phone-UCaaS’s cloud communications offering is priced on a per-seat basis, with each employee identity constituting a seat. Pricing is structured on a monthly base fee per seat, with additional option-based charges including provisioning of pre-configured VoIP phones.

Competition

Telecom & Payment Services

National Retail Solutions (NRS)

NRS competes against several nationwide POS companies that primarily service other retail store segments, but also service NRS’ target market of independent convenience, liquor, and tobacco stores in the United States. These companies include, among others, Square, Clover, and NCR. We believe that NRS has a competitive advantage because other nationwide POS companies do not offer the complete suite of services that NRS has tailored to the specific needs of independent retailers. In addition, we do not believe that these competitors have NRS’ reach into the ethnic retailer market where many retailers have established relationships with us and sell our BOSS Revolution offerings.

NRS also competes with smaller, regional POS companies that focus on convenience stores. However, these regional players generally do not offer a comparable suite of POS services, have limited capacity to scale their platforms, and/or are not price competitive.

BOSS Revolution Money Transfer

BOSS Revolution Money Transfer competes against traditional international money transfer services with established retail and disbursement networks including Western Union, MoneyGram, Intermex, and Ria, as well as many niche money transfer organizations that serve specific destination corridors. Our direct-to-consumer channel competes with these operators as well as digital only entrants including Xoom, TransferWise, Remitly, and World-Remit that are disrupting the retailer-based money transfer market. We continue to compete successfully in part by migrating customers from other BOSS Revolution offerings to Money Transfer leveraging our well-regarded BOSS Revolution brand, insights into our customers, and our cross-marketing capabilities. We compete for customers outside the BOSS Revolution ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates.

BOSS Revolution Calling

BOSS Revolution Calling is subject to fierce competition, and we do not expect to grow revenues and/or margins without a successful strategy and sound execution. While virtually any company offering communication services is a competitor, we face particularly strong competition from Tier 1 mobile network operators who offer flat-rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other “over the top”, or OTT, service providers. Outside the United States, we also compete with large state-owned or state-sanctioned telephone companies.

Many of these companies, such as AT&T, Verizon, and T-Mobile, are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition, and larger customer bases than we do. We may not be able to compete successfully if one or more of these companies use their substantial resources in or to affect the international prepaid calling market.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers.

From time-to-time, competitors offer rates that are substantially below ours to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services such as Skype, Viber, and WhatsApp have adversely affected the sales of BOSS Revolution Calling and our other prepaid calling services. We expect the popularity of these IP-based services—many of which offer free voice and/or video communications provided both the caller and recipient have a broadband connection—to continue to increase, which will increase substitution for, and pricing pressure on, our BOSS Revolution Calling and other international prepaid calling offerings.

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

Our ability to compete successfully against these operators stems from several factors, including:

●	our interconnect and termination agreements, network infrastructure, and least-cost-routing system enable us to offer low-cost, high quality services;

●	our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash;

●	continued migration of our retail customers to our digital platform including the BOSS Revolution Calling app;

●	our BOSS Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing; and

●	our offering of synergistic payment services over the BOSS Revolution platform that customers can conveniently access from their accounts.

Our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, to maintain our distribution and retail networks, to increase usage through the BOSS Revolution Calling app, and to innovate new products and services to fit the evolving needs of our customers.

Carrier Services

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price and quality of service.

In our Carrier Services business, we participate in a global marketplace with:

●	interexchange carriers and other long-distance resellers and providers, including large carriers such as T-Mobile, AT&T, and Verizon;
●	historically state-owned or state-sanctioned telephone companies such as Telefonica, Orange SA, and KDDI;
●	on-line, spot-market trading exchanges for voice minutes;
●	OTT internet telephony providers;
●	other VoIP providers;
●	other providers of international long-distance services; and
●	alliances between large multinational carriers that provide wholesale carrier services.

We believe that our Carrier Services business derives a competitive advantage from several inter-related factors:

●	our BOSS Revolution Calling business generates large volumes of originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena;
●	the proprietary technologies powering our Carrier Services’ platform and, in particular, the software that drives VoIP enables us to scale up at a lower cost than many of our competitors;
●	our professional and experienced account management; and
●	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or TDM) is most feasible.

In aggregate, we believe that these factors provide us with a competitive advantage over some participants on certain routes.

Mobile Top-Up

The major competitors to our Mobile Top-Up business include:

●	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with our Mobile Top-Up; and

●	other service providers, distributors and wholesalers, who develop a more comprehensive product offering than our Mobile Top-Up or aggressively discount their product offerings.

net2phone

Major competitors to our net2phone offerings include other UCaaS and hosted voice providers such as Vonage Business, Nextiva, 8x8, LogMeIn, and Ring Central. Due to their longevity and substantial investments in the marketplace, these providers offer more widely recognized brands, larger and more developed marketing and sales forces and/or channel agent networks, and more advanced product sets such as services designed specifically for call centers, messaging and chat, and solutions customized for specific market segments. These competitors’ offerings typically also support integration of their services with other well-known, third-party CRM vendors such as SalesForce, Zoho, and SugarCRM, as well as with various Google applications.

REGULATION

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, current and proposed international, federal, state, and local laws, regulations, orders, and legislation that are likely to materially affect us.

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

Regulation of Telecom—International

In connection with our international operations, we have obtained licenses or are otherwise authorized to provide telecommunications services in various foreign countries. We have obtained licenses or authorizations in Argentina, Australia, Belgium, Brazil, Canada, Chile, Denmark, Germany, Hong Kong, Italy, Japan, Mexico, the Netherlands, Peru, Singapore, South Africa, Spain, Sweden, Switzerland, the United Kingdom, and Uruguay. In numerous countries where we operate or plan to operate, we are subject to many local laws and regulations that, among other things, may restrict or limit the ability of telecommunications companies to provide telecommunications services in competition with state-owned or state-sanctioned dominant carriers.

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

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2020, we had received a money transmitter license in 48 of the 49 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations, which may be subject to federal, state, local or foreign law and regulation.

INTELLECTUAL PROPERTY

We own numerous patents, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, domain names, trademarks, and service marks to protect our intellectual property rights within the United States and abroad; in particular our registered trademarks and brands: IDT®, BOSS Revolution®, and net2phone®.  From time to time we have also acquired or licensed intellectual property relating to present and future business strategy.  We believe that our technological position significantly depends on the technical experience, expertise, and creative ability of our employees to maintain both our current businesses and pursue future business development. Our corporate policies require all employees to assign intellectual property rights developed in the scope of, or in relation to our business to us, and to protect all intellectual property and proprietary information and materials as confidential.

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

EMPLOYEES

As of October 1, 2020, we had a total of 1,256 employees, of which 1,245 were full-time employees.

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

Risks Related to Our Businesses

Each of our BOSS Revolution Calling and Carrier Services businesses is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, when average per minute termination cost decline to a nominal amount, indirect competitors, such as wireless carriers, may include calls to those locations at no extra cost, which increases our risk of losing customers. Any price increase by either our BOSS Revolution Calling or Carrier Services business may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our BOSS Revolution Calling and Carrier Services businesses and/or our gross margins.

Our results of operations are significantly dependent upon BOSS Revolution Calling, which generates a significant portion of our revenue.

We compete in the international prepaid calling market with Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other OTT service providers. Many of these companies, such as AT&T, Verizon, and T-Mobile, are substantially larger and have greater financial, technical, engineering, personnel and marketing resources, longer operating histories, greater name recognition, and larger customer bases than we do. We may not be able to compete successfully if one or more of these companies use their substantial resources in or to affect the international prepaid calling market.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers.

From time-to-time, competitors offer rates that are substantially below ours to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services, such as Skype, Viber, and WhatsApp have adversely affected the sales of BOSS Revolution Calling. We expect the popularity of IP-based services— many of which offer free voice and/or video communications provided both the caller and recipient have a broadband connection —to continue to increase, which will increase substitution for, and pricing pressure on, BOSS Revolution Calling.

Many wireless operators offer unlimited international long-distance plans that include international destinations to which customers can place direct calls from their mobile phones without time limitation. These plans now include some of our most popular international destinations. The growth of these “international unlimited” plans adversely affects our revenues as these operators gain subscriber market share from BOSS Revolution Calling.

If we are unable to compete effectively with BOSS Revolution Calling, it could have a material adverse effect on our revenues, gross margins and/or profits.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations, which could adversely affect our revenues and profits.

Most of our telecommunications traffic is terminated through third-party providers. In order to support our minutes of use demands and geographic footprint, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes of use demands or in higher cost-per-minute to particular destinations, which could adversely affect our revenues and profits.

The termination of our carrier agreements with partners or our inability to enter into carrier agreements in the future could materially and adversely affect our ability to compete, which could reduce our revenues and profits.

We rely upon our carrier agreements with partners in order to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Our customers, particularly our Carrier Services customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Carrier Services customers collectively accounted for 6.5% and 8.2% of total consolidated revenues in fiscal 2020 and fiscal 2019, respectively. Our Carrier Services customers with the five largest receivables balances collectively accounted for 13.3% and 19.3% of the consolidated gross trade accounts receivable at July 31, 2020 and 2019, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues and profits will suffer if our distributors and sales representatives fail to effectively market and distribute our BOSS Revolution and Mobile Top-Up products and services.

We rely on our distributors and representatives to market and distribute our BOSS Revolution products and services, and our Mobile Top-Up offerings. We utilize a network of several hundred sub-distributors that sell our BOSS Revolution products and services and our Mobile Top-Up offerings to retail outlets throughout most of the United States. If our distributors or sales representatives fail to effectively market or distribute our BOSS Revolution products and services, and our Mobile Top-Up offerings, our ability to generate revenues and profits and grow our customer base in these products and services could be substantially impaired.

Natural or man-made disasters could have an adverse effect on our technological infrastructure, which could have a material adverse effect on our results of operations and financial condition.

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

If the services of any of the single suppliers or small group of suppliers, including, without limitation, software from third-party service providers used in certain of our products and services, that we depend on were unavailable, or available only in decreased capacity or at less advantageous terms, this could result in interruptions to our ability to provide certain services, could cause reduction in service and/or quality as the function is transitioned to an alternate provider, if an alternate provider is available, or could increase our cost, which in the current competitive environment, we may not be able to pass along to customers. Accordingly, any of these events could materially and negatively impact our business, our revenues, our profits, and our relationships with customers.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers, which could have a materially adverse effect on our results of operations, financial condition, and cash flows.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does almost any company, of a security breach, whether through cyber-attacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information.

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

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment, (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes; (v) subject us to claims for contract breach, damages, credits, fines, penalties, termination or other remedies; or (vi) result in a loss of business, damage our reputation among our customers and the public generally, subject us to additional regulatory scrutiny or expose us to litigation. Any or all of which could have a negative impact on our results of operations, financial condition, and cash flows.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

We believe that our corporate culture fosters innovation, creativity, and teamwork. Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization, in particular our technology and software engineering organization. Competition for qualified technology and engineering employees is intense and our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

New and existing technologies could affect our ability to track the results of ads and/or could block ads online, which would harm our business.

Technologies have been developed to make tracking the results of our online advertisements more difficult or to block the display of advertisements altogether and some providers of online services have integrated technologies that could potentially impair the core functionality of third-party digital advertising. A significant portion of our revenues are derived from customers acquired in connection with the display of advertisements online. As a result, such technologies and tools could adversely affect our operating results.

The long-term success of NRS depends on our ability to develop products and services to address the rapidly evolving market for POS products and services, and, if we are not able to implement successful enhancements and new features for our products and services, our business could be materially and adversely affected.

Rapid and significant technological changes continue to confront the POS market. These new services and technologies may be superior to, impair, or render obsolete the POS products and services that NRS currently offers or the technologies NRS currently uses to provide them. Incorporating new technologies into NRS’ POS products and services may require substantial expenditures and take considerable time, and NRS may not be successful in realizing a return on these development efforts in a timely manner or at all. NRS’ ability to develop new products and services may be inhibited by industry-wide standards, existing and future laws and regulations, resistance to change from our customers, which includes our sellers and their buyers, or third parties’ intellectual property rights. NRS’ success will depend, in part, on its ability to develop new technologies and to adapt to technological changes and evolving industry standards. If NRS is unable to provide enhancements and new features for our products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

Substantial and increasingly intense competition in the POS industry may harm NRS’ business.

NRS competes in the POS market that is characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. NRS competes against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than NRS does, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impacts NRS’ growth. Currently, we believe that we have a competitive advantage because of our focus and marketing reach into independent stores, often in immigrant communities in the United States. If some or all of our competitors focus additional resources on those customers, NRS’ growth may slow or we may lose customers due to the competition. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

NRS may also face pricing pressures from competitors. Some potential competitors are able to offer lower prices to sellers for similar services by subsidizing their payments services through other services they offer. Such competition may result in the need for NRS to alter the pricing that it offers and could reduce our gross profit.

If NRS fails to convince brands of the benefits of advertising on its platform, our business could be harmed.

NRS’ strategy includes increasing its revenues from brand advertising. Brands may view NRS’ platform as experimental and unproven. They may not do business with NRS, or may reduce the amounts they are willing to spend to advertise with it, if NRS does not deliver ads, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with NRS will generate a competitive return relative to other alternatives. NRS’ ability to grow the number of brands that use its brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, many of which are outside of our control. If NRS fails to convince brands of the benefits of advertising on its platform, our business could be harmed.

If we are unable to ensure that certain of our services and hardware, particularly those of NRS and net2phone, integrate with third-party operating systems and devices, our business may be materially and adversely affected.

Certain of our products and services, particularly those offered by NRS and net2phone, are dependent on the ability to integrate with a variety of third-party operating systems and devices that we do not control. Any changes in these systems that degrade the functionality of these products and services, impose additional costs or requirements on it, or give preferential treatment to competitive services, including their own services, could materially and adversely affect usage of certain of our products and services particularly those offered by NRS and net2phone. If we are unable to ensure that our hardware and software continue to interoperate effectively or if doing so is costly, our business may be materially and adversely affected.

If net2phone fails to adapt its products and services to rapid changes in the market for cloud communications services, then its products and services could become obsolete.

The market for net2phone products and services is constantly and rapidly evolving as it and its competitors introduce new and enhanced products and services and react to changes in the cloud communications services industry and customer demands. net2phone may not be able to develop or acquire new products and plans or product and plan enhancements that compete effectively with present or emerging cloud communications services technologies or differentiate its products and plans based on functionality and performance. In addition, net2phone may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for its products and plans.

Cloud communications services are complex, and new products and plans and enhancements to existing products and plans can require long development and testing periods. Any delays in developing and releasing new or enhanced products and plans could cause net2phone to lose revenue opportunities and customers. Any technical flaws in products net2phone releases could diminish the innovative impact of the products and have a negative effect on customer adoption and net2phone’s reputation.

net2phone also is subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render net2phone’s existing products obsolete and unmarketable. If new technologies develop that can deliver competing voice and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on us.

net2phone’s success in the cloud communications market for its business services depends in part on developing and maintaining effective distribution channels. The failure of net2phone to develop and maintain these channels could materially and adversely affect its business.

A significant portion of net2phone’s business revenue is generated through indirect channel sales. These channels consist of third-party resellers and value-added distributors that market and sell net2phone’s business services products to customers. These channels may generate an increasing portion of net2phone’s business revenue in the future. Generally, net2phone does not have long-term contracts with these third-party resellers and value-added distributors, and the loss of or reduction in sales through these third parties could materially reduce our revenues. net2phone also competes for preference amongst our current or potential resellers with our competitors. net2phone’s continued success requires that it continue developing and maintaining successful relationships with these third-party resellers and value-added distributors. If net2phone fails to do so, or if its resellers are not successful in their sales efforts, our sales may decrease, and our operating results would suffer.

As the cloud communications market evolves, and the convergence of voice, video, messaging, mobility, and data networking technologies accelerates, net2phone may face competition in the future from companies that do not currently compete in the cloud communications services market.

As the cloud communications market evolves, combining voice, video, messaging and data networks, and information technology and communication applications, opportunity is created for new competitors to enter the cloud communications services market and offer competing products, including companies that currently compete in other sectors, companies that serve consumers rather than business customers, or companies which expand their market presence to include business communications. This potential competition may take many forms and may offer products and applications similar to net2phone. If these new competitors emerge, the cloud communications services market will become increasingly competitive and net2phone may not be able to maintain or improve its market position. net2phone’s failure to do so could materially and adversely affect our business and results of operations.

We could fail to comply with requirements imposed on us by certain third parties, including regulators, which could have a materially adverse effect on our results of operations, financial condition, revenues, and profits.

A significant and increasing portion of our transactions are processed using debit cards, credit cards, and other digital payment methods. The banks, credit card companies, networks, and other payment processing providers impose strict regulatory, compliance, system, and other requirements to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, or PCI DSS, each of which is subject to change at any time. Compliance with PCI DSS does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance with PCI DSS is an ongoing effort and the requirements evolve as new threats are identified. Compliance with these requirements is often difficult and costly, and our failure, or our counterparty’s failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements related to our payment services business, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well. Further, our payment services are subject to stringent requirements by regulators and trade organizations in various jurisdictions. Our payment services unit is subject to federal and state banking regulations and we are also subject to further regulation by those states in which we are licensed as a money transmitter. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to grow our businesses and our revenues and profits.

Our business, results of operation and financial condition could be adversely affected by the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our employees, customers, and business partners. Our employees transitioned to work-from-home during fiscal 2020 where appropriate.

We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers. We face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.

In the six months ended July 31, 2020, the impacts of COVID-19 and related public health restrictions had a mixed financial impact on our business, operations and financial condition. Negative impacts of COVID-19 on our business as of July 31, 2020 included:

●	net2phone-UCaaS’ customer base growth slowed initially in certain international markets as churn increased and sales became increasingly difficult;
●	Reduction in the operations or the closure of independent retailers that offer our BOSS Revolution service or utilize our NRS services;
●	Decreased retail consumer traffic resulting from concerns about the spread of COVID-19 pressured retail sales;
●	Carrier Services revenue was impacted by the closure of corporate offices, the decline of commerce globally, and the rapid growth of video conferencing solutions such as Zoom; and
●	Reduced staffing levels in our field operations.

If the COVID-19 pandemic continues for a prolonged period or has a more significant impact than currently, our business, operations, and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

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

As of July 31, 2020, we had not experienced significant adverse impacts to our results of operations, financial condition, or cash flows. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Our international operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.

We have attempted to control our operating expenses by utilizing lower-cost labor in foreign countries such as Belarus, Guatemala, and Israel and we may in the future expand our reliance on offshore labor to other countries. Our employees in Belarus and Israel primarily help develop, test, and maintain certain of our technology. Our labor source in Guatemala primarily performs certain call center, administrative, and customer acquisition functions.

Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics, such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. If countries in which we operate experience civil or political unrest or acts of terrorism, especially when such unrest leads to an unseating of the established government, our operations in such countries could be materially impaired. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs and have an adverse effect on our business or results of operations.

For example, in August 2020, political unrest in Belarus related to its elections resulted in our Belarus operations being nearly unable to operate for multiple days and significantly reduced productivity in our Belarus operations for multiple weeks.

The practice of utilizing labor based in foreign countries has come under increased scrutiny in the United States. Governmental authorities could seek to impose financial costs or restrictions on foreign companies providing services to customers or companies in the United States. Governmental authorities may attempt to prohibit or otherwise discourage us from sourcing services from offshore labor.

The Foreign Corrupt Practices Act and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, financial condition or results of operations.

Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy and could have an adverse effect on our business, financial condition, and results of operations.

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

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market, and fiscal conditions in the United Kingdom and the EU and to changes in any of these conditions. Depending on the terms reached regarding Brexit, it is possible that there may be adverse practical and/or operational implications on our business.

A significant amount of the regulatory regime that applies to us in the United Kingdom is derived from EU directives and regulations. Brexit could change the legal and regulatory framework within the United Kingdom where we operate and is likely to lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Consequently, no assurance can be given as to the impact of Brexit and, in particular, no assurance can be given that our operating results, financial condition, and prospects would not be adversely impacted by the result.

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission, or the FSC. As an overseas British Territory, following the Brexit transition period, the passporting rights enjoyed by IDTFS under EU law will cease to be in effect. Absent other arrangements or accommodations provided by the EU or individual member states, IDTFS will not be permitted to provide services to customers in EU countries. We are currently seeking an e-money license issued by an EU country, but we cannot assure that any such license will be issued in a timely manner, if at all, or if the conditions of any such license that is issued will impact the operations of IDTFS. If IDTFS does not obtain a license in a timely manner, its operations and ability to service its customers would be materially and adversely affected.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, and current and potential stockholders may lose confidence in our financial reporting which could have a negative effect on the trading price of our stock.

We are required by the Securities and Exchange Commission to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis

In our Annual Report on Form 10-K for the year ended July 31, 2019, we reported that we had a material weakness because management’s review controls associated with non-income related taxes related to one of our foreign entities were not effective. We believe that our remediation measures in fiscal 2020 adequately addressed the material weakness that existed at July 31, 2019 (see Item 9A to Part II “Controls and Procedures” included elsewhere in this Annual Report).

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

At July 31, 2020, we had cash, cash equivalents, debt securities, and current equity investments of $109.2 million. Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities and equity investments could be materially and adversely affected.

We may need additional capital to sustain or accelerate our operations, which we may not be able to obtain on acceptable terms or at all. If we are unable to raise additional capital, as needed, the future growth of our business and operations could be adversely affected.

We currently expect our cash from operations in fiscal 2021 and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2020 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2021. However, we may require, or otherwise seek, additional financing to fund operations, accelerate our growth or for other purposes.  If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership held by existing stockholders will be reduced and our stockholders may experience significant dilution.  In addition, new securities may contain rights, preferences or privileges that are senior to those of our common stock.  If we raise additional capital by incurring debt, this will result in increased interest expense.  There can be no assurance that acceptable financing necessary to further implement our plan of operation can be obtained on suitable terms, if at all.  Our ability to develop our business could suffer if we are unable to raise additional funds on acceptable terms, which would have the effect of limiting our ability to increase our revenues, develop our products or attain profitable operations.

Intellectual Property, Tax, Regulatory, and Litigation Risks

We provide communications and payment services to consumers and are therefore subject to various federal and state laws and regulations.

As a provider of communications and payment services to consumers, such as BOSS Revolution Calling or BOSS Revolution Money Transfer, we are subject to various federal and state laws and regulations relating to the manner in which we advertise our services, describe and present the terms of our services, and communicate with our customers and consumers in general. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws could result in action being taken by federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission which could have a materially adverse effect on our results of operations, financial condition, revenues, and profits.

We may be adversely affected if we fail to protect our proprietary technology.

We depend on proprietary technology and other intellectual property rights in conducting our various business operations. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our proprietary rights. Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Failure of our patents, copyrights, trademarks, and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition, and results of operations.

In addition, we may be required to litigate in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Any such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition, or results of operations, and there can be no assurances that we will be successful in any such litigation.

We may be subject to claims of infringement of intellectual property rights of others, which could have a material adverse effect on our results of operations, financial condition, revenues, and profits.

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

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by Universal Service Administrative Company, or USAC. The Internal Audit Division of USAC issued preliminary audit findings and we have, in accordance with audit procedures, noted our objections to some of the findings.  We await a final decision by USAC on the preliminary audit findings.  Depending on the findings contained in the final decision, we may further appeal to the FCC.  As of July 31, 2020, our accrued expenses included $40.8 million for these regulatory fees for the years covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

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

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We have evaluated our state tax filings with respect to the recent Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial condition and operating results.  One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial condition, and operating results.

Our business is subject to strict regulation under federal law regarding anti-money laundering and anti-terrorist financing. Failure to comply with such laws, or abuse of our programs for purposes of money laundering or terrorist financing, could have a material adverse impact on our business, financial condition, and operating results.

Provisions of the USA PATRIOT Act, the Bank Secrecy Act and other federal laws impose substantial regulations on financial institutions that are designed to prevent money laundering and the financing of terrorist organizations. Increasing regulatory scrutiny of our industry with respect to money laundering and terrorist financing matters could result in more aggressive enforcement of these laws or the enactment of more onerous regulation, which could have a material adverse impact on our business. In addition, abuse of our money transfer services or prepaid card programs for purposes of money laundering or terrorist financing, notwithstanding our efforts to prevent such abuse through our regulatory compliance and risk management programs, could cause reputational or other harm that would have a material adverse impact on our business, financial condition, and operating results.

Our business is subject to a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity and our failure, or the failure of one of our disbursement partners or payment processors to comply with those laws and regulations could harm our business, financial condition, and operating results.

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

The Dodd-Frank Act, as well as the regulations required by the Dodd-Frank Act and the Consumer Financial Protection Bureau could harm us and the scope of our activities, and could harm our operations, results of operations, and financial condition.

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

We are subject to licensing and other requirements imposed by U.S. state regulators, and the U.S. federal government. If we were found to be subject to or in violation of any laws or regulations governing money transmitters, we could lose our licenses, be subject to liability or be forced to change our business practices, which could harm our operations, results of operations, and financial condition.

A number of states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2020. At July 31, 2020, we had obtained licenses to operate as a money transmitter in 48 U.S. states, Washington, D.C. and Puerto Rico. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

Our disbursement partners generally are regulated institutions in their home jurisdiction, and money transfers are regulated by governments in both the United States and in the jurisdiction of the recipient. If our disbursement partners fail to comply with applicable laws, it could harm our business., results of operations, and financial condition.

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks that are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners, and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, except with respect to our Gibraltar bank as discussed below, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition, and results of operations.

IDTFS in Gibraltar is regulated by the Gibraltar FSC, and, as such, is subject to Gibraltarian and EU laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, IDTFS is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license.

We receive, store, process and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business, financial condition, and results of operations.

We receive, store, and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers, and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the PCI DSS. There are also numerous other federal, state, local and international laws , such as the California Consumer Privacy Act (CCPA) and the European Union’s General Data Protection Regulation (GDPR), regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

Additionally, with advances in computer capabilities and data protection requirements to address ongoing threats, we may be required to expend significant capital and other resources to protect against potential security breaches or to alleviate problems caused by security breaches.

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, fines or litigation. If there is a breach of credit or debit card information that we store, we could also be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business. If any third parties with whom we work, such as marketing partners, vendors or developers, violate applicable laws or our policies, such violations may put our customers’ information at risk and could harm our business. Any negative publicity arising out of a data breach or failure to comply with applicable privacy requirements could damage our reputation and cause our customers to lose trust in us, which could harm our business, results of operations, financial position, and potential for growth.

Federal and state regulations may be passed that could harm our business, financial condition, and results of operations.

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. The use of the Internet and private IP networks to provide voice communications services is largely unregulated within the United States, although several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. If interconnected VoIP services become subject to state regulation and/or additional regulation by the FCC, such regulation will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds, by virtue of its lesser regulatory oversight, over traditional telecommunications services. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, and results of operations.

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

In many countries in which we operate, or our services are sold, the status of the laws that may relate to our services is unclear. We cannot be certain that our customers, resellers, or other affiliates are currently in compliance with regulatory or other legal requirements in their respective countries, that they or we will be able to comply with existing or future requirements, and/or that they or we will continue in compliance with any requirements. Our failure or the failure of those with whom we transact business to comply with these requirements could materially adversely affect our business, financial condition, and results of operations.

While we expect additional regulation of our industry in some or all of these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any.

net2phone’s VoIP services are subject to regulation in the United States and Canada. Future legislative, regulatory or judicial actions could adversely affect net2phone’s business and expose it to liability and limit its growth potential.

The United States and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated, as are other countries as we expand globally. The effects of future regulatory developments are uncertain. At the federal level in the United States, the FCC has imposed certain telecommunications regulations on VoIP services including, but not limited to:

●	Requirements to provide E-911 service;
●	Communications Assistance for Law Enforcement Act obligations;
●	Obligation to support Universal Service;
●	Customer Proprietary Network Information, or CPNI, requirements;
●	Disability access obligations;
●	Local Number Portability requirements; and
●	Consumer protection, including protection from unwanted telemarketing and other calls.

In Canada, the Canadian Radio-Television and Telecommunications Commission, or CRTC, regulates VoIP Service. These regulated services are similar to those regulated in the United States discussed above. Future legislative, judicial or other regulatory actions could have a negative effect on net2phone’s business. If net2phone becomes subject to additional rules and regulations applicable to telecommunications providers we may incur significant litigation and compliance costs, and net2phone may have to restructure its service offerings, exit certain markets, or raise the price of its services, any of which could cause its services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

We are subject to legal proceedings in the ordinary course of business that may have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows, or financial condition (see Item 3 to Part I “Legal Proceedings” included elsewhere in this Annual Report).

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

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Eight trusts for the benefit of sons and daughters of Howard S. Jonas (the “Trusts”), our Chairman of the Board, collectively have voting power over 3,956,697 shares of our common stock (which includes 1,574,326 shares of our Class A common stock, which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,382,371 shares of our Class B common stock), representing approximately 69.7% of the combined voting power of our outstanding capital stock, as of October 12, 2020. Each of the Trusts has a different, independent trustee. We are not aware of any voting agreement or other arrangement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, or if all or several of the Trusts were to act in concert, certain or all of the Trusts and/or Howard S. Jonas would be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including, without limitation, any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited.

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

We maintain our European headquarters in London, England. We also maintain other international office locations and telecommunications facilities in regions of Europe, Latin America, the Middle East, Asia, and Africa where we conduct operations.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against us, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that we aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and us related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to us in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and us to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, we filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery. We intend to vigorously defend this matter. At this stage, we are unable to estimate our potential liability, if any.

In addition to the foregoing, we are subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, we believe that none of the other legal proceedings to which we are a party will have a material adverse effect on our results of operations, cash flows, or financial condition.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT.”

On October 12, 2020, there were 301 holders of record of our Class B common stock and eight holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 12, 2020, the last sales price reported on the New York Stock Exchange for the Class B common stock was $11.08 per share.

In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as to invest in our growth business initiatives. Accordingly, no dividends were paid in fiscal 2020 or fiscal 2019.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2020.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2020	—	—	—	6,862,643
June 1 – 30, 2020	314,020	$6.14	314,020	6,548,623
July 1 – 31, 2020	316,334	$6.45	316,334	6,232,289
Total	630,354	$6.30	630,354

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets, income taxes, sales taxes, and regulatory agency fees, and direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $6.1 million at July 31, 2020 and $5.4 million at July 31, 2019. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 12.1% at July 31, 2020 from 8.6% at July 31, 2019 because the allowance for doubtful accounts increased and gross trade accounts receivable decreased at July 31, 2020 compared to July 31, 2019. The allowance for doubtful accounts increased at July 31, 2020 compared to July 31, 2019 primarily due to increases in the allowance for doubtful accounts of NRS, net2phone, and IDT Payment Services, which corresponds to the increases in their revenues in fiscal 2020 compared to fiscal 2019. Gross trade accounts receivable decreased at July 31, 2020 compared to July 31, 2019 mostly due to the decrease in Carrier Services’ trade accounts receivable as a result of the decrease in Carrier Services’ revenues in fiscal 2020 compared to fiscal 2019.

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

Goodwill

Our goodwill is attributable to our Retail Communications reporting unit in our Telecom & Payment Services segment and our net2phone-UCaaS reporting unit in our net2phone segment. Retail Communications’ goodwill was $11.3 million and $11.2 million at July 31, 2020 and 2019, respectively, and net2phone-UCaaS’ goodwill was $1.5 million and nil at July 31, 2020 and 2019, respectively.

Goodwill is not amortized. Instead, goodwill is reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. We perform our annual, or interim, goodwill impairment test by comparing the fair value of the reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting unit is estimated using discounted cash flow methodologies, as well as considering third party market value indicators.

The annual impairment tests for Retail Communications in fiscal 2020 and fiscal 2019 and net2phone-UCaaS in fiscal 2020 resulted in no goodwill impairment, since their estimated fair values substantially exceeded their carrying value at those times. In addition, we do not believe Retail Communications or net2phone-UCaaS are currently at risk of goodwill impairment. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting unit prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

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

There were no such events or changes in circumstances in fiscal 2020 or fiscal 2019. If we determine that the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Income Taxes, Sales Taxes, and Regulatory Agency Fees

Our current and deferred income taxes and associated valuation allowance, accruals for sales taxes, as well as telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount of income taxes, sales taxes, and certain regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees.

The valuation allowance on our deferred income tax assets was $58.7 million and $74.2 million at July 31, 2020 and 2019, respectively. In fiscal 2020, due to taxable income in the United States, we utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, we released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that we are more likely than not going to utilize because we are forecasting future profitability in the United States.

On June 21, 2018, in South Dakota v Wayfair Inc., the United States Supreme Court held that states may charge sales tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could adversely affect our business, financial position and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position and operating results.

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Internal Audit Division of the Universal Service Administrative Company. At July 31, 2020 and 2019, our accrued expenses included $40.8 million and $44.7 million, respectively, for these regulatory fees for the years covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us, we may be subject to interest and penalties.

Direct Cost of Revenues—Disputed Amounts

Our direct cost of revenues includes estimated amounts for pending disputes with other carriers. The billing disputes typically arise from differences in minutes of use and/or rates charged by carriers that provide service to us. At July 31, 2020 and 2019, there was $19.9 million and $22.4 million, respectively, in outstanding carrier payable disputes, for which we recorded direct cost of revenues of $7.5 million and $9.4 million, respectively. We consider various factors to determine the amount to accrue for pending disputes, including (1) our historical experience in dispute resolution, (2) the basis of disputes, (3) the financial status and our current relationship with vendors, and (4) our aging of prior disputes. Subsequent adjustments to our estimates may occur when disputes are resolved or abandoned, but these adjustments are generally not material to our results of operations. However, there can be no assurance that revisions to our estimates will not be material to our results of operations in the future.

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

RESULTS OF OPERATIONS

We are a multinational company with operations primarily in the communications and payment industries. We have two reportable business segments, Telecom & Payment Services and net2phone. Our Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. Our net2phone segment provides cloud communications and telephony services to business customers.

Coronavirus Disease (COVID-19)

We continue to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of our business, including our customers, employees, suppliers, vendors, and business partners.

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continued to work-from-home in the fourth quarter. Our salespeople and delivery employees continued to serve our independent retailers and channel partners with minimal interruption.

COVID-19 had mixed financial impacts on us during the third and fourth quarters of fiscal 2020. It drove significant increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels during the latter half of March and into April. Digital transaction levels remained relatively stable at levels significantly above pre-COVID-19 levels in the fourth quarter of fiscal 2020. Conversely, consumer sales originating through retailers and channel partners slowed modestly in late March and April before stabilizing in the fourth quarter. NRS was slightly impacted by the closure of some of its retailers in the third quarter, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers enabled NRS to expand sales of terminals and payment processing and advertising services in the fourth quarter of fiscal 2020. net2phone-UCaaS’ customer base growth slowed somewhat in the second half of our third fiscal quarter in certain Latin American markets. However, aggregate sales rebounded in the fourth quarter in most of our markets led by increases in the United States. Carrier Services’ revenue, which has been declining as communications globally transition away from traditional international long-distance voice, was further exacerbated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

As of the date of this filing, management believes that we continue to have sufficient liquidity and capital resources for the foreseeable future. Looking ahead, current economic conditions, if enduring, may create additional hardship for many of our customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact us by dampening demand for both our retail and wholesale offerings. The situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Concentration of Customers

Our most significant customers typically include telecom operators to whom we provide wholesale services and distributors of our retail calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 12.7% and 13.6% of total consolidated revenues in fiscal 2020 and fiscal 2019, respectively. Our customers with the five largest receivables balance collectively accounted for 13.8% and 20.6% of the consolidated gross trade accounts receivable at July 31, 2020 and 2019, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers. We attempt to mitigate our credit risk related to specific Carrier Services customers by also buying services from the customer, in order to create an opportunity to offset our payables and receivables with the customer. In this way, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is practical to do so, we will increase our purchases from Carrier Services customers with receivable balances that exceed our applicable payables in order to maximize the offset and reduce our credit risk.

Year Ended July 31, 2020 compared to Year Ended July 31, 2019

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31	2020	2019
REVENUES:
Telecom & Payment Services	96.2%	96.6%
net2phone	3.8	3.4
TOTAL REVENUES	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	80.5	83.3
Selling, general and administrative	16.0	14.5
Depreciation and amortization	1.5	1.6
Severance	0.3	0.1
TOTAL COSTS AND EXPENSES	98.3	99.5
Other operating expense, net	(0.4)	(0.6)
INCOME (LOSS) FROM OPERATIONS	1.3	(0.1)
Interest income, net	0.1	0.1
Other (expense) income, net	(0.1)	—
INCOME BEFORE INCOME TAXES	1.3%	—%

We evaluate the performance of our operating business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Our results of operations discussion include two performance metrics: minutes of use and direct cost of revenues as a percentage of revenues. Minutes of use is a nonfinancial metric that measures aggregate customer usage during a reporting period. Minutes of use is an important factor in BOSS Revolution Calling’s and Carrier Services’ revenue recognition since satisfaction of our performance obligation occurs when the customer uses our service. Minutes of use trends and comparisons between periods are used in the analysis of revenues and direct cost of revenues. Direct cost of revenues as a percentage of revenues is a financial metric that measures changes in our direct cost of revenues relative to changes in revenues during the same period. Direct cost of revenues is the numerator and revenues are the denominator in this ratio. Direct cost of revenues as a percentage of revenues is a useful metric for monitoring and evaluating trends in the net contribution of our revenues.

Telecom & Payment Services Segment

Telecom & Payment Services, which represented 96.2% and 96.6% of our total revenues in fiscal 2020 and fiscal 2019, respectively, markets and distributes the following communications and payment services:

●	Growth includes NRS’ POS network offerings and BOSS Revolution Money Transfer, an international money remittance service for customers in the United States.

●	Core includes our three largest communications and/or payments offerings by revenue: BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to mobile accounts internationally and domestically, and Carrier Services, which provides international voice and text termination as well as outsourced traffic management solutions to telecoms globally. Core also includes smaller communications and payments offerings, many in harvest mode.

Telecom & Payment Services’ most significant revenue streams are from BOSS Revolution Calling, Mobile Top-Up, and Carrier Services. BOSS Revolution Calling and Mobile Top-Up are sold direct-to-consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up prior to providing the services. We recognize the revenue when services are provided to the customer. Our international calling revenues tend to be somewhat seasonal, with our second fiscal quarter (which contains Christmas and New Year’s Day) and our fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

(in millions)	Change
Year ended July 31	2020	2019	$	%
Revenues	$1,294.9	$1,361.9	$(67.0)	(4.9)%
Direct cost of revenues	1,072.0	1,161.2	(89.2)	(7.7)
Selling, general and administrative	161.6	161.1	0.5	0.3
Depreciation and amortization	12.3	16.1	(3.8)	(23.1)
Severance	3.5	1.4	2.1	141.0
Other operating expense, net	3.2	7.8	(4.6)	(58.6)
Income from operations	$42.3	$14.3	$28.0	195.2%

Revenues. Telecom & Payment Services’ revenues and minutes of use in fiscal 2020 and fiscal 2019 consisted of the following:

(in millions)	Change
Year ended July 31	2020	2019	$/#	%
Growth:
BOSS Revolution Money Transfer	$48.0	$23.1	$24.9	108.0%
National Retail Solutions	12.0	6.2	5.8	93.3
Other	—	0.1	(0.1)	(38.6)
Core:
Mobile Top-Up	334.3	272.0	62.3	22.9
BOSS Revolution Calling	463.9	490.7	(26.8)	(5.4)
Carrier Services	393.8	514.2	(120.4)	(23.4)
Other	42.9	55.6	(12.7)	(22.9)
Total revenues	$1,294.9	$1,361.9	$(67.0)	(4.9)%
Minutes of use
BOSS Revolution Calling	3,902	4,317	(415)	(9.6)%
Carrier Services	14,362	17,500	(3,138)	(17.9)

Revenues from BOSS Revolution Money Transfer increased in fiscal 2020 compared to fiscal 2019 driven by transient foreign exchange market conditions related to COVID-19, and increased growth in transaction volumes on our BOSS Revolution Money app, partially related to COVID-19. In addition, in fiscal 2020, we stabilized our in-store transaction levels and intend to grow our retail footprint in the future.

Revenues from NRS increased in fiscal 2020 compared to fiscal 2019 driven by revenue growth from its merchant services, including credit card processing services for retailers, digital advertising through its POS terminal network, and data analytics. NRS expects its credit card processing service will have significant customer growth in fiscal 2021 compared to prior periods. In addition, NRS expects to sell a larger portion of its network’s advertising capacity going-forward, which would increase its in-store advertising revenue.

Revenues from Mobile Top-Up increased in fiscal 2020 compared to fiscal 2019 due to increased demand on our digital platforms, as well as from increased demand for broadband connectivity and other bundled offerings partially related to COVID-19.

Revenues and minutes of use from BOSS Revolution Calling decreased in fiscal 2020 compared to fiscal 2019, although COVID-19 related demand in fiscal 2020 slowed the rate of decline in BOSS Revolution Calling revenue compared to prior periods. In particular, BOSS Revolution Calling’s revenue and minutes of use increased in the fourth quarter of fiscal 2020 compared to the third quarter of fiscal 2020. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice and messaging services.

Revenues and minutes of use from Carrier Services decreased in fiscal 2020 compared to fiscal 2019 as communications globally transition away from traditional international long-distance voice. This was further exacerbated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. Although Carrier Services’ revenue stabilized in the fourth quarter of fiscal 2020 compared to the third quarter of fiscal 2020, we expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues in Telecom & Payment Services decreased in fiscal 2020 compared to fiscal 2019 primarily due to decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in fiscal 2020 compared to fiscal 2019, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in fiscal 2020 compared to fiscal 2019.

Year ended July 31	2020	2019	Change
Direct cost of revenues as a percentage of revenues	82.8%	85.3%	(2.5)%

Direct cost of revenues as a percentage of revenues in Telecom & Payment Services decreased 250 basis points in fiscal 2020 compared to fiscal 2019 primarily due to decreases in direct cost of revenues as a percentage of revenues in BOSS Revolution Money Transfer, BOSS Revolution Calling, and NRS. BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues decreased largely from increased foreign exchange revenue derived, in part, from strategies leveraging the strengthened U.S. dollar and other transient foreign exchange market conditions. BOSS Revolution Calling’s direct cost of revenues as a percentage of revenues decreased primarily due to the continued migration of customers to the direct-to-consumer channel. The increased adoption of our digital, direct-to-consumer channels is expected to endure and contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense in Telecom & Payment Services increased in fiscal 2020 compared to fiscal 2019 primarily due to increases in debit and credit card processing charges, stock-based compensation, and sales commissions, partially offset by decreases in employee compensation, marketing expense, and legal fees. The increase in card processing charges was the result of the shift in the sales of our consumer offerings from cash transactions at retailers to credit and debit card transactions through our BOSS Revolution apps and other digital channels. As a percentage of Telecom & Payment Services’ revenue, Telecom & Payment Services’ selling, general and administrative expense increased to 12.5% from 11.8% in fiscal 2020 and fiscal 2019, respectively.

Depreciation and Amortization. Depreciation and amortization expense in Telecom & Payment Services decreased in fiscal 2020 compared to fiscal 2019 as more of our property, plant and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. Severance expense in Telecom & Payment Services in fiscal 2020 was incurred mostly for technology and software development employees in the United States, Carrier Services employees in Europe, and retail-related employees in Asia.

Other Operating Expense, net. Telecom & Payment Services recorded accruals for non-income related taxes related to one of its foreign subsidiaries of $2.2 million and $8.0 million in fiscal 2020 and 2019, respectively. Also, in fiscal 2020, Telecom & Payment Services recorded a write-off of $0.6 million for certain assets primarily in South America and accrued $0.5 million expense for a legal matter. In addition, in fiscal 2019, other operating expense, net was partially offset by a gain of $0.2 million from the sale of a calling card business in Asia.

net2phone Segment

net2phone, which represented 3.8% and 3.4% of our total revenues in fiscal 2020 and fiscal 2019, respectively, is comprised of two verticals:

●	net2phone-UCaaS, a cloud communications service for businesses in North and South America and certain other international markets.

●	net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform.

(in millions)	Change
Year ended July 31	2020	2019	$	%
Revenues	$50.8	$47.3	$3.5	7.5%
Direct cost of revenues	12.0	12.9	(0.9)	(6.7)
Selling, general and administrative	44.2	34.1	10.1	29.8
Depreciation and amortization	8.0	6.5	1.5	22.1
Other operating expense, net	1.3	0.3	1.0	388.7
Loss from operations	$(14.7)	$(6.5)	$(8.2)	(126.7)%

Revenues. net2phone’s revenues in fiscal 2020 and fiscal 2019 consisted of the following:

(in millions)	Change
Year ended July 31	2020	2019	$	%
net2phone-UCaaS	$31.9	$24.5	$7.4	30.2%
net2phone-Platform Services	18.9	22.8	(3.9)	(16.8)
Total revenues	$50.8	$47.3	$3.5	7.5%

net2phone-UCaaS’ revenues increased in fiscal 2020 compared to fiscal 2019 driven by growth in its international and U.S. markets, partially offset by strengthening of the U.S. dollar compared to local currencies in key Latin American markets. On September 14, 2018, net2phone-UCaaS entered the Canadian market through the acquisition of Versature Corp. Versature’s revenues increased $1.6 million in fiscal 2020 compared to fiscal 2019. On December 11, 2019, we acquired Ringsouth Europa, S.L., which expanded net2phone-UCaaS’ business into Spain. Ringsouth’s revenues were $0.6 million in fiscal 2020. net2phone-UCaaS’ customer base growth slowed modestly in the second half of our third fiscal quarter with the onset of COVID-19 before rebounding in the fourth quarter led by growth in the United States. During the third quarter of fiscal 2020, net2phone-UCaaS introduced Huddle, its secure video conferencing solution, as well as an integration of its cloud communications offering with Microsoft Teams.

net2phone-Platform Services’ revenues decreased in fiscal 2020 compared to fiscal 2019 due to changes in contractual terms for telephony services that were effective beginning in January 2020.

Direct Cost of Revenues. Direct cost of revenues decreased in fiscal 2020 compared to fiscal 2019 because of decreases in the direct cost of revenues in both net2phone-UCaaS and net2phone-Platform Services.

Year ended July 31	2020	2019	Change
Direct cost of revenues as a percentage of revenues	23.6%	27.2%	(3.6)%

Direct cost of revenues as a percentage of revenues decreased 360 basis points in fiscal 2020 compared to fiscal 2019 because of a decrease in direct cost of revenues as a percentage of revenues in net2phone-UCaaS, partially offset by an increase in direct cost of revenues as a percentage of revenues in net2phone-Platform Services.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2020 compared to fiscal 2019 due to increases in employee compensation, stock-based compensation, and sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses were 87.0% and 72.1% in fiscal 2020 and fiscal 2019, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2020 compared to fiscal 2019 was due to increases in depreciation of net2phone-UCaaS’ customer premises equipment, additional depreciation and amortization in Versature, and increases in depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Expense, net. Other operating expense, net in fiscal 2020 and fiscal 2019 was primarily due to the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Corporate

(in millions)	Change
Year ended July 31	2020	2019	$	%
General and administrative expenses	$(9.1)	$(9.2)	$0.1	1.4%
Depreciation and amortization	(0.1)	—	(0.1)	nm
Other operating (expense) gain, net	(0.5)	0.3	(0.8)	(262.7)
Loss from operations	$(9.7)	$(8.9)	$(0.8)	(9.1)%

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

General and Administrative. Corporate general and administrative expense decreased in fiscal 2020 compared to fiscal 2019 primarily because of decreases in employee compensation, legal fees, and consulting expense, partially offset by an increase in stock-based compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.7% in both fiscal 2020 and fiscal 2019.

Other Operating (Expense) Gain, net. We incurred legal fees of $3.6 million and $2.0 million in fiscal 2020 and fiscal 2019, respectively, related to the putative class action related to Straight Path (see Item 3 to Part I “Legal Proceedings” included elsewhere in this Annual Report). Also, in fiscal 2020 and fiscal 2019, we recorded offsetting gains from insurance claims for this matter of $3.1 million and $2.3 million, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office space and parking in Rafael Holdings’ building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2020 and fiscal 2019, we incurred lease costs of $1.9 million and $1.8 million, respectively, in connection with the Rafael Holdings’ leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $3.9 million and $2.2 million in fiscal 2020 and fiscal 2019, respectively. The increase in stock-based compensation expense in fiscal 2020 compared to fiscal 2019 was primarily due to expense of deferred stock units granted in June 2019. At July 31, 2020, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.7 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2022.

(in millions)	Change
Year ended July 31	2020	2019	$	%
Income (loss) from operations	$17.9	$(1.0)	$18.9	nm
Interest income, net	1.1	0.8	0.3	34.4%
Other (expense) income, net	(1.3)	0.7	(2.0)	(285.8)
Benefit from (provision for) income taxes	3.7	(0.2)	3.9	nm
Net income	21.4	0.3	21.1	nm
Net loss (income) attributable to noncontrolling interests	—	(0.2)	0.2	106.1
Net income attributable to IDT Corporation	$21.4	$0.1	$21.3	nm

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

(in millions) Year ended July 31	2020	2019
Foreign currency transaction gains (losses)	$0.4	$(0.7)
Write-off of tax assets related to prior periods	(1.3)	—
(Loss) gain on investments	(0.3)	1.8
Other	(0.1)	(0.4)
TOTAL	$(1.3)	$0.7

Income Taxes. In fiscal 2020, due to taxable income in the United States, we utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, we released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that we are more likely than not going to utilize because we are forecasting future profitability in the United States. The increase in income tax expense in fiscal 2020 compared to fiscal 2019, excluding the benefit from the valuation allowance released in fiscal 2020, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into U.S. federal law, which is aimed at providing emergency assistance and health care for individuals, families, and businesses affected by the COVID-19 pandemic and generally supporting the U.S. economy. The CARES Act, among other things, includes provisions related to refundable payroll tax credits, deferment of the employer portion of social security payments, net operating loss carryback periods, modifications to the net interest deduction limitations, and technical corrections to tax depreciation methods for qualified improvement property. The CARES Act did not have a significant impact on our consolidated financial statements in fiscal 2020. We will continue to assess the impact of the CARES Act on our consolidated financial statements.

Net Loss (Income) Attributable to Noncontrolling Interests. The change in the net loss (income) attributable to noncontrolling interests in fiscal 2020 compared to fiscal 2019 was primarily due to a decrease in the net income of certain subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

General

We currently expect our cash from operations in fiscal 2021 and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2020 to be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2021. As of the date of this filing, including the impact of COVID-19 on us, management believes that we continue to have sufficient liquidity and capital resources for the foreseeable future.

At July 31, 2020, we had cash, cash equivalents, debt securities, and current equity investments of $109.2 million and a working capital deficit (current liabilities in excess of current assets) of $2.7 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At July 31, 2020, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $11.0 million held by IDT Payment Services that was unavailable for other purposes.

(in millions) Year ended July 31	2020	2019
Cash flows (used in) provided by:
Operating activities	$(29.6)	$85.1
Investing activities	(32.5)	(26.2)
Financing activities	(5.6)	7.2
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	11.7	(12.1)
(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(56.0)	$54.0

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $50.3 million at July 31, 2020 from $63.5 million at July 31, 2019 mostly due to the decrease in Carrier Services’ trade accounts receivable as a result of the decrease in Carrier Services’ revenues in fiscal 2020 compared to fiscal 2019.

Deferred revenue arises primarily from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $40.1 million at July 31, 2020 from $42.5 million at July 31, 2019 primarily due to decreases in the net2phone-Platform Services and traditional calling cards deferred revenue balances.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $116.0 million at July 31, 2020 from $175.0 million at July 31, 2019 mainly because of the decline of the bank’s travel related programs due to the effect of COVID-19. Our restricted cash and cash equivalents included $116.3 million and $176.8 million at July 31, 2020 and 2019, respectively, held by the bank.

In August 2017, we entered into a Reciprocal Services Agreement, as amended, with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. This agreement was terminated on April 30, 2020. Pursuant to the agreement, we deposited $9.2 million into an escrow account as security for the benefit of the telecom operator. In May 2020, an aggregate of $9.7 million for the security deposit plus interest was released from escrow and returned to us.

On June 21, 2018, in South Dakota v Wayfair Inc., the United States Supreme Court held that states may charge sales tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could adversely affect our business, financial position and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position, and operating results.

Investing Activities

Our capital expenditures were $16.0 million in fiscal 2020 compared to $18.7 million in fiscal 2019. We currently anticipate that total capital expenditures in fiscal 2021 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On December 11, 2019, our subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L., a regional provider of cloud communications services to businesses in Spain. The acquisition expands net2phone’s business into Spain. The cash paid for the acquisition was $0.5 million. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration includes two potential payments to the seller of $0.4 million each, based on monthly recurring revenue targets to be achieved over a 36-month period and 48-month period. The second potential payment is not contingent upon meeting the target for the first payment.

On September 14, 2018, we acquired 100% of the outstanding shares of Versature, a UCaaS provider serving the Canadian market. The cash paid for the acquisition net of cash acquired was $5.5 million.

Purchases of debt securities and equity investments were $22.4 million and $8.3 million in fiscal 2020 and fiscal 2019, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $6.5 million and $6.3 million in fiscal 2020 and fiscal 2019, respectively.

Financing Activities

We distributed cash of $0.9 million and $1.5 million in fiscal 2020 and fiscal 2019, respectively, to the noncontrolling interests in certain of our subsidiaries.

In fiscal 2020 and fiscal 2019, we repaid financing-related other liabilities of $0.5 million and $0.7 million, respectively.

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

We received proceeds from the exercise of our stock options of $0.3 million in fiscal 2020, for which we issued 32,551 shares of our Class B common stock. There were no stock option exercises in fiscal 2019.

IDT Telecom had a credit agreement, dated as of October 31, 2019, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million until its maturity on July 15, 2020. The principal outstanding incurred interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. In fiscal 2020, we borrowed and repaid an aggregate of $1.4 million under the facility. IDT Telecom paid a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment.

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

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2020, we repurchased 671,117 shares of our Class B common stock for an aggregate purchase price of $4.2 million. In fiscal 2019, we repurchased 729,110 shares of our Class B common stock for an aggregate purchase price of $3.9 million. At July 31, 2020, 6.2 million shares remained available for repurchase under the stock repurchase program.

Between August 1, 2020 and October 12, 2020, we repurchased 463,792 shares of our Class B common stock for an aggregate purchase price of $2.8 million under our existing stock repurchase program. At October 12, 2020, 5.8 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2020 and fiscal 2019, we paid $0.3 million, and $28,000, respectively, to repurchase 37,348 and 3,748 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units and restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table quantifies our future contractual obligations and other commercial commitments at July 31, 2020:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$2.3	$2.3	$—	$—	$—
Connectivity obligations under service agreements	1.6	0.9	0.7	—	—
Operating leases including short-term leases	11.0	3.3	4.5	3.2	—
TOTAL CONTRACTUAL OBLIGATIONS (1)	$14.9	$6.5	$5.2	$3.2	$—

(1)	The above table does not include an aggregate of $18.0 million in performance bonds or $0.8 million in potential contingent consideration related to the Ringsouth acquisition due to the uncertainty of the amount and/or timing of any such payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (see Item 3 to Part I “Legal Proceedings” and Note 20 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2020, we had aggregate performance bonds of $18.0 million outstanding.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and as a result of the remediation as of July 31, 2020 of the material weakness described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2020.

As described in Item 9A to Part II of our Annual Report on Form 10-K for the year ended July 31, 2019, during the audit of our financial statements as of July 31, 2019 and for the year then ended, a material weakness in our internal control over financial reporting existed relating to management review controls associated with non-income related taxes related to one of our foreign entities. To remediate this material weakness, employees responsible for tax compliance completed relevant training, and we completed enhanced internal documentation support for our tax position. In addition, we explored the engagement of an independent third party to assist in our evaluation of all non-income related taxes relating to material foreign subsidiaries. We determined that at the present time such an engagement would not materially improve our internal control over financial reporting in this area. As a matter of policy, we will continue to assess engaging specialists as deemed appropriate. We and our Audit Committee believe these measures adequately addressed the material weakness that existed at July 31, 2019. We will continue to evaluate and monitor our remediation of this material weakness and will take all appropriate action when and as necessary to ensure we have effective internal controls over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2020. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2020 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2020.

Changes in Internal Control over Financial Reporting

As described above, in the fourth quarter of fiscal 2020, we completed the remediation of a material weakness in our internal control over financial reporting relating to management review controls associated with non-income related taxes related to one of our foreign entities. There were no other changes in our internal control over financial reporting during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Corporate Governance

We have included as exhibits to this Annual Report on Form 10-K certificates of our Chief Executive Officer and Chief Financial Officer certifying the quality of our public disclosure.

We make available free of charge through the investor relations page of our web site (www.idt.net/ir) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, and all beneficial ownership reports on Forms 3, 4, and 5 filed by directors, officers and beneficial owners of more than 10% of our equity, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission. We have adopted codes of business conduct and ethics for all of our employees, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the codes of business conduct and ethics are available on our web site.

Our web site and the information contained therein or incorporated therein are not intended to be incorporated into this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission.

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2020, and which is incorporated by reference herein.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firms on Consolidated Financial Statements

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Sixth Amended and Restated By-laws of the Registrant.

10.01(3)	Fourth Amended and Restated Employment Agreement, dated December 14, 2016, between the Registrant and Howard S. Jonas.

10.02(4)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(5)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.04(6)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.05(7)	Agreement, dated December 5, 2017, between IDT Corporation, Bill Pereira and IDT Telecom.

10.06(8)	Stock Option Agreement between the Registrant and Howard Jonas, dated May 2, 2017.

10.07(8)	Assignment Agreement between the Registrant and Howard Jonas, dated September 19, 2017.

Exhibit Number	Description of Exhibits

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of BDO USA, LLP

23.02*	Consent of Grant Thornton, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed April 7, 2020.

(3)	Incorporated by reference to Form 8-K, filed December 20, 2016.

(4)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(5)	Incorporated by reference to Form S-8, filed October 14, 2016.

(6)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(7)	Incorporated by reference to Form 8-K, filed December 5, 2017

(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2017, filed October 16, 2017.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 14, 2020
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	October 14, 2020
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 14, 2020
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 14, 2020
Howard S. Jonas

/s/ Bill Pereira	Director	October 14, 2020
Bill Pereira

/s/ Michael Chenkin	Director	October 14, 2020
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 14, 2020
Eric F. Cosentino

/s/ Judah Schorr	Director	October 14, 2020
Judah Schorr

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2020, and our report dated October 14, 2020 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2020

IDT Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IDT Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2020, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020, and the results of its operations and its cash flows for the year ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 14, 2020 expressed an unqualified opinion.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of the ASU No. 2016-02, Leases. The Company adopted this new standard prospectively as of August 1, 2019, the date of initial application.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York
October 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
IDT Corporation
Newark, New Jersey

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of IDT Corporation (a Delaware Corporation) and subsidiaries (the “Company”) as of July 31, 2019, the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended July 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at July 31, 2019, and the results of its operations and its cash flows for the year ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

On August 1, 2018, the Company adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). The effects of adoption are described in Note 2 to the consolidated financial statements.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2017 to 2019.

Woodbridge, New Jersey
October 11, 2019

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,860	$80,168
Restricted cash and cash equivalents	116,362	177,031
Debt securities	18,363	2,534
Equity investments	5,964	5,688
Trade accounts receivable, net of allowance for doubtful accounts of $6,085 and $5,444 at July 31, 2020 and 2019, respectively	44,166	58,060
Prepaid expenses	33,115	20,276
Other current assets	19,302	24,704
TOTAL CURRENT ASSETS	322,132	368,461
Property, plant and equipment, net	30,061	34,355
Goodwill	12,858	11,209
Other intangibles, net	3,959	4,196
Equity investments	8,833	9,319
Operating lease right-of-use assets	9,490	—
Deferred income tax assets, net	8,512	4,589
Other assets	8,905	11,574
TOTAL ASSETS	$404,750	$443,703
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$31,147	$37,077
Accrued expenses	125,544	127,834
Deferred revenue	40,114	42,479
Customer deposits	115,992	175,028
Other current liabilities	12,073	6,652
TOTAL CURRENT LIABILITIES	324,870	389,070
Operating lease liabilities	7,353	—
Other liabilities	1,388	1,076
TOTAL LIABILITIES	333,611	390,146
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2020 and 2019	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,961 and 25,803 shares issued and 24,345 and 24,895 shares outstanding at July 31, 2020 and 2019, respectively	260	258
Additional paid-in capital	277,443	273,313
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 1,616 and 908 shares of Class B common stock at July 31, 2020 and 2019, respectively	(56,221)	(51,739)
Accumulated other comprehensive loss	(7,410)	(4,858)
Accumulated deficit	(139,333)	(160,763)
Total IDT Corporation stockholders’ equity	74,772	56,244
Noncontrolling interests	(3,633)	(2,687)
TOTAL EQUITY	71,139	53,557
TOTAL LIABILITIES AND EQUITY	$404,750	$443,703

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2020	2019
REVENUES	$1,345,769	$1,409,172
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,084,009	1,174,015
Selling, general and administrative (i)	214,846	204,366
Depreciation and amortization	20,406	22,632
Severance	3,503	1,438
TOTAL COSTS AND EXPENSES	1,322,764	1,402,451
Other operating expense, net (see Note 12)	(5,063)	(7,726)
Income (loss) from operations	17,942	(1,005)
Interest income, net	1,043	776
Other (expense) income, net	(1,267)	682
Income before income taxes	17,718	453
Benefit from (provision for) income taxes	3,700	(123)
NET INCOME	21,418	330
Net loss (income) attributable to noncontrolling interests	12	(196)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$21,430	$134

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.82	$0.01
Diluted	$0.81	$0.01

Weighted-average number of shares used in calculation of earnings per share:
Basic	26,278	25,293
Diluted	26,441	25,308

(i) Stock-based compensation included in selling, general and administrative expenses	$3,856	$2,236

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2020	2019
NET INCOME	$21,418	$330
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	42	1
Foreign currency translation adjustments	(2,594)	80
Other comprehensive (loss) income	(2,552)	81
COMPREHENSIVE INCOME	18,866	411
Comprehensive loss (income) attributable to noncontrolling interests	12	(196)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$18,878	$215

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2018	3,272	$33	25,594	$256	$294,047	$(85,597)	$(4,972)	$(173,103)	$639	$31,303
Adjustment from the adoption of change in revenue recognition (see Note 2)	—	—	—	—	—	—	—	9,064	—	9,064
Adjustment from the adoption of change in accounting for equity investments (see Note 7)	—	—	—	—	—	—	33	1,140	—	1,173
BALANCE AT AUGUST 1, 2018	3,272	33	25,594	256	294,047	(85,597)	(4,939)	(162,899)	639	41,540
Correction of noncontrolling interests (see Note 17)	—	—	—	—	—	—	—	2,002	(2,002)	—
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(3,854)	—	—	—	(3,854)
Sale of Class B common stock to Howard S. Jonas	—	—	—	—	(22,968)	37,740	—	—	—	14,772
Restricted Class B common stock purchased from employees	—	—	—	—	—	(28)	—	—	—	(28)
Stock-based compensation	—	—	209	2	2,234	—	—	—	—	2,236
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(1,520)	(1,520)
Other comprehensive income	—	—	—	—	—	—	81	—	—	81
Net income for the year ended July 31, 2019	—	—	—	—	—	—	—	134	196	330
BALANCE AT JULY 31, 2019	3,272	$33	25,803	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2,687)	$53,557

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2019	3,272	$33	25,803	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2,687)	$53,557
Exercise of stock options	—	—	33	—	276	—	—	—	—	276
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(4,201)	—	—	—	(4,201)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(281)	—	—	—	(281)
Stock-based compensation	—	—	125	2	3,854	—	—	—	—	3,856
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(934)	(934)
Other comprehensive loss	—	—	—	—	—	—	(2,552)	—	—	(2,552)
Net income for the year ended July 31, 2020	—	—	—	—	—	—	—	21,430	(12)	21,418
BALANCE AT JULY 31, 2020	3,272	$33	25,961	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2020	2019
OPERATING ACTIVITIES
Net income	$21,418	$330
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	20,406	22,632
Deferred income taxes	(3,805)	285
Provision for doubtful accounts receivable	3,109	2,028
Stock-based compensation	3,856	2,236
Other	352	(1,765)
Changes in assets and liabilities:
Trade accounts receivable	11,702	7,594
Prepaid expenses, other current assets, and other assets	(1,719)	4,119
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(12,081)	(7,546)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(70,401)	59,077
Deferred revenue	(2,428)	(3,853)
Net cash (used in) provided by operating activities	(29,591)	85,137
INVESTING ACTIVITIES
Capital expenditures	(16,041)	(18,681)
Payments for acquisitions, net of cash acquired	(450)	(5,526)
Purchases of debt securities and equity investments	(22,429)	(8,276)
Proceeds from maturities and sales of debt securities and redemption of equity investments	6,457	6,312
Net cash used in investing activities	(32,463)	(26,171)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(934)	(1,520)
Repayment of other liabilities	(510)	(654)
Proceeds from sales of Class B common stock to Howard S. Jonas	—	13,272
Proceeds from note payable	10,000	—
Repayment of note payable	(10,000)	—
Proceeds from exercise of stock options	276	—
Proceeds from borrowings under revolving credit facility	1,429	3,000
Repayments of borrowings under revolving credit facility	(1,429)	(3,000)
Repurchases of Class B common stock	(4,482)	(3,882)
Net cash (used in) provided by financing activities	(5,650)	7,216
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	11,727	(12,180)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(55,977)	54,002
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	257,199	203,197
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$201,222	$257,199
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$388	$186
Cash payments made for income taxes	$60	$46
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Liabilities incurred for acquisition	$375	$—
Howard S. Jonas’s advance payment used for sale of Class B common stock	$—	$1,500

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (the “Company”) is a multinational company with operations primarily in the communications and payment industries. The Company has two reportable business segments, Telecom & Payment Services and net2phone. The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The net2phone segment provides cloud communications and telephony services to business customers.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and has since issued amendments thereto (collectively referred to as “ASC 606”). The Company adopted ASC 606 on August 1, 2018. The Company applied ASC 606 only to those contracts that were not completed as of August 1, 2018. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process to achieve this principle is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. ASC 606 also mandates additional disclosure about the nature, amount, timing and uncertainty of revenues and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.

Direct Cost of Revenues

Direct cost of revenues consists primarily of termination and origination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and fiber circuit charges. These costs include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Direct cost of revenues also includes the cost of airtime top-up minutes. Direct cost of revenues excludes depreciation and amortization expense.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2020 and 2019, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $11.0 million and $13.2 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

Debt Securities

The Company’s investments in debt securities are classified as “available-for-sale.” Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of debt securities. The Company periodically evaluates its investments in debt securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determines that a decline in market value is other than temporary, then a charge to operations is recorded in “Other (expense) income, net” in the accompanying consolidated statements of income and a new cost basis in the investment is established.

Equity Investments

On August 1, 2018, the Company adopted ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10), Recognition and Measurement of Financial Assets and Financial Liabilities. The ASU included, among other changes, that equity investments (except those accounted for under the equity method or that result in consolidation) will be measured at fair value with changes in fair value recognized in net income, and a qualitative assessment each reporting period to identify impairment of equity investments without readily determinable fair values. Entities will no longer recognize unrealized holding gains and losses on equity securities classified as available-for-sale in other comprehensive income. In addition, a practicability exception is available for equity investments that do not have readily determinable fair values and do not qualify for the net asset value practical expedient (the “measurement alternative”). These investments may be measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. Entities will have to reassess at each reporting period whether an investment qualifies for this practicability exception.

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

The fair value of non-compete agreement, customer relationships and tradename acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives (see Notes 5 and 11).

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

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2020 and fiscal 2019, advertising expense was $15.6 million and $17.7 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2020 and fiscal 2019 was $14.6 million and $16.3 million, respectively. Unamortized capitalized internal use software costs at July 31, 2020 and 2019 were $18.1 million and $21.9 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2020	2019
Basic weighted-average number of shares	26,278	25,293
Effect of dilutive securities:
Stock options	1	—
Non-vested restricted Class B common stock	162	15
Diluted weighted-average number of shares	26,441	25,308

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2020	2019
Shares excluded from the calculation of diluted earnings per share	1,138	1,204

Stock-Based Compensation

The Company recognizes compensation expense for all of its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

Vulnerability Due to Certain Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash and cash equivalents, debt securities, equity investments, and trade accounts receivable. The Company holds cash and cash equivalents at several major financial institutions, which often exceed FDIC insurance limits. Historically, the Company has not experienced any losses due to such concentration of credit risk. The Company’s temporary cash investments policy is to limit the dollar amount of investments with any one financial institution and monitor the credit ratings of those institutions. While the Company may be exposed to credit losses due to the nonperformance of the holders of its deposits, the Company does not expect the settlement of these transactions to have a material effect on its results of operations, cash flows, or financial condition.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2020 or fiscal 2019. However, the Company’s five largest customers collectively accounted for 12.7% and 13.6% of its consolidated revenues in fiscal 2020 and fiscal 2019, respectively. The Company’s customers with the five largest receivables balances collectively accounted for 13.8% and 20.6% of the consolidated gross trade accounts receivable at July 31, 2020 and 2019, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers. In addition, the Company attempts to mitigate the credit risk related to specific Carrier Services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from Carrier Services customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2020
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,444	$3,109	$(2,468)	$6,085
2019
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,358	$2,028	$(1,942)	$5,444

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Leases

On August 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), and the amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”) (see Note 3). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected to apply the optional ASC 842 transition provisions beginning on August 1, 2019. Accordingly, the Company continued to apply Topic 840 prior to August 1, 2019, including Topic 840 disclosure requirements, in the comparative period presented. The Company elected the package of practical expedients for all its leases that commenced before August 1, 2019. In addition, the Company elected not to apply the recognition requirements of ASC 842 for its short-term leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate based on information available at August 1, 2019 to determine the present value of its future minimum rental payments.

Recently Issued Accounting Standards Not Yet Adopted

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

Note 2—Revenue Recognition

Modified Retrospective Method of Adoption and Cumulative Effect Adjustment

The Company adopted ASC 606 on August 1, 2018, using the modified retrospective method. As this method requires that the cumulative effect of initially applying ASC 606 be recognized at the date of adoption, at August 1, 2018, the Company recorded an aggregate $9.1 million reduction to “Accumulated deficit” for the cumulative effect of the adoption. The cumulative effect adjustment included changes to the accounting for breakage and the costs to obtain and fulfill contracts with customers.

The Company estimates its expected breakage revenue by revenue stream recorded each month, based on inputs and assumptions about usage of the deferred revenue balances. The Company’s deferred revenue balances are primarily from BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up. The Company used its historical deferred revenue usage data by revenue stream to calculate the percentage of deferred revenue by month that will become breakage. The historical data indicated that customers utilize a very high percentage of minutes purchased in the first three months. The Company reviews its estimates quarterly based on updated data and adjusts the monthly estimates accordingly.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The Telecom & Payment Services segment is comprised of Growth and Core verticals. Growth includes National Retail Solutions’ (“NRS”) point of sale network offerings, and BOSS Revolution Money Transfer, an international money remittance service for customers in the United States. Core includes BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to mobile accounts internationally and domestically, and Carrier Services, which provides international voice and text termination as well as outsourced traffic management solutions to telecoms globally. Core also includes smaller communications and payment offerings, many in harvest mode. The net2phone segment is comprised of net2phone-Unified Communications as a Service (“UCaaS”), a cloud communications service for businesses in North and South America and certain other international markets, and net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform.

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

BOSS Revolution Calling direct-to-consumers

BOSS Revolution Calling direct-to-consumers is offered on a pay-as-you-go basis or in unlimited plans. The customer prepays for service in both cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute that includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand ready obligation to provide service over time for an agreed upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term, the Company recognizes revenue over a period of time as the service is rendered. The Company uses an output method as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

BOSS Revolution Calling sold through distributors and retailers

BOSS Revolution Calling sold through distributors and retailers is the same service as BOSS Revolution Calling direct-to-consumers. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors is less than the end user rate for BOSS Revolution Calling minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell BOSS Revolution Calling on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive renewal commissions when certain end users subsequently purchase minutes directly from the Company. Renewal commission payments are accounted for as a reduction of the transaction price over time as the end user uses the service.

Mobile Top-Up

Mobile Top-Up is sold direct-to-consumers and through distributors and retailers in the same manner as BOSS Revolution Calling. The Company does not terminate the minutes in its Mobile Top-Up transactions. The Company’s performance obligation is to recharge (top-up) the airtime balance of a mobile account on behalf of the Company’s customer. The Company has contracts with various mobile operators or aggregators to provide the Mobile Top-Up service. The Company determined that it is the principal in primarily all its Mobile Top-Up transactions as the Company controls the service to top-up a mobile account on behalf of the Company’s customer. However, for a portion of its domestic Mobile Top-Up business where the Company has no customer service responsibilities, no inventory risk, and does not establish the price, the Company determined that, as the Company is not considered to control the arrangement, it acts as an agent of the mobile operators. The Company records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The performance obligation is satisfied, and revenue is recognized when the recharge of the mobile account occurs. Accordingly, transfer of control happens at the point in time that the airtime is recharged, which is when the Company has a right to payment and the customer has accepted the service.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

Year ended July 31 (in thousands)	2020	2019
Growth:
BOSS Revolution Money Transfer	$47,950	$23,051
National Retail Solutions	11,980	6,199
Other	112	183
Core:
Mobile Top-Up	334,305	271,995
BOSS Revolution Calling	463,917	490,649
Carrier Services	393,769	514,202
Other	42,914	55,629
Total Telecom & Payment Services	1,294,947	1,361,908
net2phone-UCaaS	31,870	24,482
net2phone-Platform Services	18,952	22,782
Total net2phone	50,822	47,264
TOTAL	$1,345,769	$1,409,172

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Telecom & Payment Services	net2phone	Total
Year ended July 31, 2020
United States	$888,728	$34,136	$922,864
Outside the United States:
United Kingdom	134,339	12	134,351
Netherlands	210,743	—	210,743
Other	61,137	16,674	77,811
Total outside the United States	406,219	16,686	422,905
TOTAL	$1,294,947	$50,822	$1,345,769

Year ended July 31, 2019
United States	$901,997	$33,857	$935,854
Outside the United States:
United Kingdom	195,661	21	195,682
Netherlands	192,284	—	192,284
Other	71,966	13,386	85,352
Total outside the United States	459,911	13,407	473,318
TOTAL	$1,361,908	$47,264	$1,409,172

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at July 31, 2020 and 2019 had an original expected duration of one year or less.

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The primary component of the Company’s contract liability balance is the payments received for its prepaid BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up services. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”. The Company’s revenue recognized in fiscal 2020 and fiscal 2019 from amounts included in the contract liability balance at the beginning of the period was $32.3 million and $31.2 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s deferred customer contract acquisition costs were as follows:

July 31 (in thousands)	2020	2019
Deferred customer contract acquisition costs included in “Other current assets”	$2,350	$1,474
Deferred customer contract acquisition costs included in “Other assets”	2,384	1,716
TOTAL	$4,734	$3,190

In fiscal 2020 and fiscal 2019, the Company’s amortization of deferred customer contract acquisition costs was $2.4 million and $1.8 million, respectively.

Note 3—Leases

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

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018 (the “Rafael Spin-Off”). The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2020 and fiscal 2019, the Company incurred lease costs of $1.9 million and $1.8 million, respectively, in connection with the Rafael leases, which is included in operating lease cost in the table below.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Supplemental disclosures related to the Company’s operating leases were as follows:

Year ended July 31 (in thousands)	2020
Operating lease cost	$2,832
Short-term lease cost	246
TOTAL LEASE COST	$3,078

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,745

July 31	2020
Weighted-average remaining lease term-operating leases	4.2 years
Weighted-average discount rate-operating leases	3.12%

The Company’s aggregate operating lease liability was as follows:

July 31 (in thousands)	2020
Operating lease liabilities included in “Other current liabilities”	$2,350
Operating lease liabilities included in noncurrent liabilities	7,353
TOTAL	$9,703

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31:
2021	$2,621
2022	2,453
2023	2,072
2024	1,827
2025	1,418
Thereafter	—
Total lease payments	10,391
Less imputed interest	(688)
Total operating lease liabilities	$9,703

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company adopted ASC 842 on August 1, 2019 using the modified retrospective transition approach, which requires the following disclosures for periods presented prior to adoption. In fiscal 2019, rental expense under operating leases in accordance with Topic 840 was $4.8 million. The future minimum payments for operating leases as of July 31, 2019 were as follows:

(in thousands)
Year ending July 31:
2020	$6,876
2021	3,558
2022	2,585
2023	2,108
2024	1,869
Thereafter	1,459
Total payments	$18,455

Note 4—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

July 31 (in thousands)	2020	2019
Cash and cash equivalents	$84,860	$80,168
Restricted cash and cash equivalents	116,362	177,031
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$201,222	$257,199

At July 31, 2020 and 2019, restricted cash and cash equivalents included $116.3 million and $176.8 million, respectively, in restricted cash and cash equivalents held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 5—Acquisitions

Ringsouth Europa, S.L.

On December 11, 2019, the Company’s subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L. (“Ringsouth”), a regional provider of cloud communications services to businesses in Spain. The acquisition expands net2phone’s business into Spain. Ringsouth’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$450
Contingent consideration	375
Total fair value of consideration	$825

The contingent consideration includes two potential payments to the seller of $0.4 million each, based on monthly recurring revenue targets to be achieved over a 36-month period and 48-month period. The second potential payment is not contingent upon meeting the target for the first payment. The fair value of the contingent consideration was estimated using discounted cash flow models and Monte Carlo simulations. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2020, although the balance changed due to foreign currency translation adjustments.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet was as follows:

(in thousands)
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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet and the acquisition date fair value of the total consideration transferred were as follows:

(in thousands)
Trade accounts receivable	$370
Prepaid expenses	65
Property, plant and equipment	1,826
Non-compete agreement (5-year useful life)	600
Customer relationships (20-year useful life)	3,003
Tradename (20-year useful life)	490
Other assets	486
Trade accounts payable	(81)
Accrued expenses	(523)
Other liabilities	(710)
Net assets excluding cash acquired	$5,526

Supplemental information:
Cash paid	$5,943
Cash acquired	(417)
Total consideration, net of cash acquired	$5,526

The Company’s pro forma results of operations as if the Versature acquisition occurred on August 1, 2018 were not materially different from the actual results of operations.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2020
Certificates of deposit*	$13,844	$58	$—	$13,902
U.S. Treasury bills	2,498	—	—	2,498
Municipal bonds	1,979	—	(16)	1,963
TOTAL	$18,321	$58	$(16)	$18,363
July 31, 2019
Certificates of deposit*	$2,234	$—	$—	$2,234
Municipal bonds	300	—	—	300
TOTAL	$2,534	$—	$—	$2,534

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities were $6.5 million and $5.3 million in fiscal 2020 and fiscal 2019, respectively. There were no realized gains or realized losses from sales of debt securities in fiscal 2020 and fiscal 2019.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2020 were as follows:

(in thousands)	Fair Value
Within one year	$15,941
After one year through five years	1,449
After five years through ten years	209
After ten years	764
TOTAL	$18,363

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2020
Municipal bonds	$16	$1,963
July 31, 2019
Total	$—	$—

At July 31, 2020 and 2019, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 7—Equity Investments

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

Equity investments consist of the following:

July 31 (dollars in thousands)	2020	2019
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2020 and 2019	$59	$68
Rafael Holdings, Inc. Class B common stock, 27,806 and 27,419 shares at July 31, 2020 and 2019, respectively	389	567
Mutual funds	5,516	5,053
Current equity investments	$5,964	$5,688

Visa Series C Preferred	$3,825	$3,619
Hedge funds	4,783	5,475
Other	225	225
Noncurrent equity investments	$8,833	$9,319

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. (“Zedge”) to the Company’s stockholders of record as of the close of business on May 26, 2016. The Company received Zedge Class B common shares as well as Rafael Class B common shares in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services Limited received 1,830 shares of Visa Series C Preferred among other consideration. At July 31, 2020, each share of Visa Series C Preferred was convertible into 13.722 shares of Visa Class A common stock (the “Conversion Adjustment), subject to certain conditions, and will be convertible at the holder’s option beginning in June 2028. On September 24, 2020, in connection with Visa’s first mandatory release assessment, the Company received 125 shares of Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”) and the Conversion Adjustment for Visa Series C Preferred was reduced to 6.861. The 125 shares of Visa Series A Preferred are convertible into 12,500 shares of Visa Class A common stock. On September 24, 2020, the Company estimated the aggregate fair value of its shares of Visa Series C Preferred and Visa Series A Preferred was $4.4 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

Year ended July 31 (in thousands)	2020	2019
Balance, beginning of period	$3,919	$1,883
Adoption of change in accounting for equity investments	—	1,213
Adjusted balance	3,919	3,096
Adjustment for observable transactions involving a similar investment from the same issuer	206	826
Upward adjustments	3	—
Redemptions	(19)	(3)
Impairments	—	—
BALANCE, END OF PERIOD	$4,109	$3,919

The Company increased the carrying value of the 1,830 shares of Visa Series C Preferred it held by $0.2 million and $0.8 million in fiscal 2020 and fiscal 2019, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and losses for all equity investments included the following:

Year ended July 31 (in thousands)	2020	2019
Net (losses) gains recognized during the period on equity investments	$(336)	$1,779
Less: net gains and losses recognized during the period on equity investments redeemed during the period	—	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(336)	$1,779

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2020
Debt securities	$2,498	$15,865	$—	$18,363
Equity investments included in current assets	5,964	—	—	5,964
Equity investments included in noncurrent assets	—	—	3,825	3,825
TOTAL	$8,462	$15,865	$3,825	$28,152
Contingent consideration included in other noncurrent liabilities (see Note 5)	$—	$—	$(396)	$(396)

July 31, 2019
Debt securities	$—	$2,534	$—	$2,534
Equity investments included in current assets	5,688	—	—	5,688
Equity investments included in noncurrent assets	—	—	3,619	3,619
TOTAL	$5,688	$2,534	$3,619	$11,841

At July 31, 2019, the Company did not have any liabilities measured at fair value on a recurring basis.

At July 31, 2020 and 2019, the Company had $4.8 million and $5.5 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2020	2019
Balance, beginning of period	$3,619	$—
Transfer into Level 3 from adoption of change in accounting for equity investments	—	2,793
Total gains included in “Other (expense) income, net”	206	826
BALANCE, END OF PERIOD	$3,825	$3,619

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in fiscal 2019.

Year ended July 31,
(in thousands)	2020	2019
Balance, beginning of period	$—	$—
Transfer into Level 3 from acquisition (see Note 5)	375	—
Total loss recognized in “Foreign currency translation adjustments”	21	—
BALANCE, END OF PERIOD	$396	$—

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At July 31, 2020 and 2019, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2020 and 2019, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Property, Plant and Equipment

Property, plant and equipment consist of the following:

July 31 (in thousands)	2020	2019
Equipment	$67,530	$79,465
Computer software	130,565	120,996
Leasehold improvements	1,723	1,384
Furniture and fixtures	450	403
	200,268	202,248
Less accumulated depreciation and amortization	(170,207)	(167,893)
Property, plant and equipment, net	$30,061	$34,355

Depreciation and amortization expense of property, plant and equipment was $20.0 million and $22.3 million in fiscal 2020 and fiscal 2019, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2018 to July 31, 2020:

(in thousands)	Telecom & Payment Services	net2phone	Total
Balance at July 31, 2018	$11,315	$—	$11,315
Foreign currency translation adjustments	(106)	—	(106)
Balance at July 31, 2019	11,209	—	11,209
Acquisition	—	1,437	1,437
Foreign currency translation adjustments	130	82	212
Balance at July 31, 2020	$11,339	$1,519	$12,858

Note 11—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2020
Tradenames	16.5 years	$1,017	$(392)	$625
Non-compete agreements	4.9 years	636	(227)	409
Customer relationships	11.2 years	6,215	(3,290)	2,925
TOTAL	11.4 years	$7,868	$(3,909)	$3,959
July 31, 2019
Tradename	17.0 years	$970	$(320)	$650
Non-compete agreement	5.0 years	595	(104)	491
Customer relationships	11.9 years	6,136	(3,081)	3,055
TOTAL	12.0 years	$7,701	$(3,505)	$4,196

Amortization expense of intangible assets was $0.4 million and $0.3 million in fiscal 2020 and fiscal 2019, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.4 million, $0.4 million, $0.4 million, $0.2 million and $0.2 million in fiscal 2021, fiscal 2022, fiscal 2023, fiscal 2024, and fiscal 2025, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

Year ended July 31 (in thousands)	2020	2019
Corporate —Straight Path Communications Inc. class action (legal fees net of insurance claims)/insurance claims net of legal fees	$(531)	$326
net2phone—indemnification claim	(1,244)	(292)
net2phone—other, net	(63)	25
Telecom & Payment Services—accrual for non-income related taxes related to a foreign subsidiary	(2,150)	(8,000)
Telecom & Payment Services—write-off of assets	(575)	—
Telecom & Payment Services—accrual for legal matter	(500)	—
Telecom & Payment Services—gain on sale of calling card business in Asia	—	215
TOTAL	$(5,063)	$(7,726)

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013 (the “Straight Path Spin-Off”). As discussed in Note 20, a putative class action on behalf of Straight Path’s stockholders and derivative complaint was filed naming the Company, among others. In fiscal 2020 and fiscal 2019, the Company incurred legal fees of $3.6 million and $2.0 million, respectively, related to this action. Also, in fiscal 2020 and fiscal 2019, the Company recorded offsetting gains from insurance claims for this matter of $3.1 million and $2.3 million, respectively.

Indemnification Claim

In June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Accrual for Non-Income Related Taxes

In fiscal 2020 and fiscal 2019, the Company recorded accruals for non-income related taxes related to one of its foreign subsidiaries.

Note 13—Note Payable and Revolving Credit Loan Payable

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

Revolving Credit Loan Payable

The Company’s subsidiary, IDT Telecom, Inc., had a credit agreement dated as of October 31, 2019, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million until its maturity date on July 15, 2020. The principal outstanding incurred interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. IDT Telecom paid a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment.

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

Note 14—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2020	2019
Carrier minutes termination	$35,005	$39,155
Carrier network connectivity, toll-free and 800 services	1,243	1,569
Regulatory fees and taxes	54,087	55,005
Compensation costs	16,051	12,971
Legal and professional fees	5,466	3,249
Other	13,692	15,885
TOTAL	$125,544	$127,834

Note 15—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2020	2019
Foreign currency transaction gains (losses)	$370	$(696)
Write-off of tax assets related to prior periods	(1,346)	—
(Loss) gain on investments	(336)	1,779
Other	45	(401)
TOTAL	$(1,267)	$682

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2020	2019
Domestic	$13,380	$6,827
Foreign	4,338	(6,374)
INCOME BEFORE INCOME TAXES	$17,718	$453

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2020	2019
Deferred income tax assets:
Bad debt reserve	$854	$540
Accrued expenses	2,963	3,134
Stock options and restricted stock	1,226	866
Charitable contributions	659	734
Depreciation	(71)	151
Unrealized gain	(302)	(231)
Net operating loss	62,588	72,625
Transaction taxes	—	2,000
Deferred revenue	(705)	(1,060)
Total deferred income tax assets	67,212	78,759
Valuation allowance	(58,700)	(74,170)
NET DEFERRED INCOME TAX ASSETS	$8,512	$4,589

The benefit from (provision for) income taxes consists of the following:

Year ended July 31 (in thousands)	2020	2019
Current:
Federal	$—	$—
State and local	(46)	(15)
Foreign	(177)	971
	(223)	956
Deferred:
Federal	8,345	—
State and local	12	1
Foreign	(4,434)	(1,080)
	3,923	(1,079)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$3,700	$(123)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2020	2019
U.S. federal income tax at statutory rate	$(3,721)	$(95)
Transition tax on foreign earnings	—	92
Valuation allowance	15,470	2,008
Foreign tax rate differential	(3,702)	(2,835)
Nondeductible expenses	(813)	(657)
Other	88	1
Foreign restructuring	(3,266)	2,271
Tax law changes	—	(896)
State and local income tax, net of federal benefit	(356)	(12)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$3,700	$(123)

The Company’s cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets and consisted of approximately $376 million at July 31, 2020. The Company has concluded that the earnings remain permanently reinvested.

At July 31, 2020, the Company had federal net operating loss carryforwards of approximately $156 million. These carry-forward losses are available to offset future U.S. federal taxable income. The federal net operating loss carryforwards expire in fiscal 2027 through fiscal 2038. The Company has foreign net operating losses of approximately $90 million, of which approximately $81 million does not expire, approximately $8 million expires in two to ten years and $1 million expires in twenty years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, has additional federal net operating losses of approximately $49 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2020
Reserves deducted from deferred income taxes, net:
Valuation allowance	$74,170	$—	$(15,470)	$58,700
2019
Reserves deducted from deferred income taxes, net:
Valuation allowance	$76,020	$—	$(1,850)	$74,170

In fiscal 2020, due to taxable income in the United States, the Company utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, the Company released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that it is more likely than not going to utilize because the Company is forecasting future profitability in the United States.

At July 31, 2020 and 2019, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2020 and fiscal 2019. At July 31, 2020, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2020 and fiscal 2019, the Company did not record any interest and penalties on income taxes. At July 31, 2020 and 2019, there was no accrued interest included in current income taxes payable.

In September 2017, the Company, IDT DT, and certain other affiliates were certified by the New Jersey Economic Development Authority as having met all of the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The corporation business tax credits to be received are a maximum of $21.1 million. The Company may claim a portion of the tax credit each tax year for ten years beginning in 2017. The tax credit can be applied to 100% of the Company’s New Jersey tax liability each year, and the unused amount of the annual credit can be carried forward. In addition, the Company may apply for a tax credit transfer certificate to sell unused tax credits to another business. The tax credits must be sold for no less than 75% of the value of the tax credits. The tax credits are subject to reduction, forfeiture and recapture if, among other things, the number of full-time employees declines below the program or statewide minimum. The Company has yet to receive the credit.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2017 to fiscal 2020, state and local tax returns generally for fiscal 2016 to fiscal 2020, and foreign tax returns generally for fiscal 2016 to fiscal 2020.

Note 17—Equity

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

Sale of Shares of Class B Common Stock to Howard S. Jonas

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

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2020, the Company repurchased 671,117 shares of Class B common stock for an aggregate purchase price of $4.2 million. In fiscal 2019, the Company repurchased 729,110 shares of Class B common stock for an aggregate purchase price of $3.9 million. At July 31, 2020, 6.2 million shares remained available for repurchase under the stock repurchase program.

Between August 1, 2020 and October 12, 2020, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million under its existing stock repurchase program. At October 12, 2020, 5.8 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2020 and fiscal 2019, the Company paid $0.3 million and $28,000, respectively, to repurchase shares of Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units (“DSUs”) and restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. In fiscal 2020 and fiscal 2019, the Company repurchased 37,348 and 3,748 shares, respectively, of the Company’s Class B common stock from employees.

Note 18—Stock-Based Compensation

Stock-Based Compensation Plan

The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. On December 12, 2019 and December 13, 2018, the Company’s stockholders approved amendments to the 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.4 million and 0.1 million shares, respectively. At July 31, 2020, the Company had 1.6 million shares of Class B common stock reserved for awards made under the 2015 Stock Option and Incentive Plan and 0.6 million shares were available for future grants.

In fiscal 2020 and fiscal 2019, there was no income tax benefit resulting from tax deductions in excess of the compensation cost recognized for the Company’s stock-based compensation.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. No option awards were granted in fiscal 2020 or fiscal 2019. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2019	1,223	$14.23
Granted	—	—
Exercised	(33)	(8.48)
Cancelled / Forfeited	(64)	(13.93)
OUTSTANDING AT JULY 31, 2020	1,126	$14.42	2.0	$—
EXERCISABLE AT JULY 31, 2020	1,126	$14.42	2.0	$—

The total intrinsic value of options exercised during fiscal 2020 and fiscal 2019 was $16,000 and nil, respectively. At July 31, 2020, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2019	206	$4.84
Granted	26	7.01
Vested	(32)	(8.91)
Forfeited	(1)	(13.50)
NON-VESTED SHARES AT JULY 31, 2020	199	$4.41

At July 31, 2020, there was $0.5 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.8 years. The total grant date fair value of shares vested in fiscal 2020 and fiscal 2019 was $0.3 million and $0.7 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A summary of the status of the Company’s grants of DSUs under this program is presented below:

(in thousands)	Number of Non-vested DSUs	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2019	411	$10.35
Granted	7	11.19
Vested	(100)	(10.68)
Forfeited	(3)	(11.19)
NON-VESTED SHARES AT JULY 31, 2020	315	$10.26

At July 31, 2020, there was $1.3 million of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of DSUs vested in fiscal 2020 was $1.1 million. There were no DSUs that vested in fiscal 2019.

Subsequent Event—Proposed Grant of Restricted Equity

On September 30, 2020, the Compensation Committee of the Company’s Board of Directors approved a compensatory arrangement with Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, subject to finalization of the terms of the grants, documentation, and approval of the Corporate Governance Committee of the Board of Directors. The arrangement would provide for grants to each of Howard Jonas and Shmuel Jonas of restricted equity interests in an entity that will operate the UCaaS business of the Company’s net2phone segment (the “Business Unit”). The restricted equity will vest only on the satisfaction of both a doubling of the quarterly revenue run rate and achieving a value for the Business Unit of $100 million or more. The restricted equity would entitle the grantees to proceeds only on a sale, spin-off, initial public offering, or other monetization of the Business Unit and have certain protection from dilution.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized (loss) gain on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at July 31, 2018	$(34)	$(4,938)	$(4,972)
Adjustment from the adoption of change in accounting for equity investments (see Note 8)	33	—	33
Adjusted balance at August 1, 2018	(1)	(4,938)	(4,939)
Other comprehensive income attributable to IDT Corporation	1	80	81
Balance at July 31, 2019	—	(4,858)	(4,858)
Other comprehensive income (loss) attributable to IDT Corporation	42	(2,594)	(2,552)
BALANCE AT JULY 31, 2020	$42	$(7,452)	$(7,410)

Note 20—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continued to work-from-home in the fourth quarter. Its salespeople and delivery employees continued to serve its independent retailers and channel partners with minimal interruption.

COVID-19 had mixed financial impacts on the Company during the third and fourth quarters of fiscal 2020.

As of the date of this filing, management believes that the Company continues to have sufficient liquidity and capital resources for the foreseeable future. Looking ahead, current economic conditions, if enduring, may create additional hardship for many of the Company’s customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact the Company by dampening demand for both its retail and wholesale offerings. The situation remains fluid and the Company cannot predict with certainty the potential impact of COVID-19 on its business, results of operations, financial condition and cash flows.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery. The Company intends to vigorously defend this matter (see Note 12). At this stage, the Company is unable to estimate its potential liability, if any.

In addition to the foregoing, the Company is subject to other legal proceedings that have arisen in the ordinary course of business and have not been finally adjudicated. Although there can be no assurance in this regard, the Company believes that none of the other legal proceedings to which the Company is a party will have a material adverse effect on the Company’s results of operations, cash flows, or financial condition.

Sales Tax Contingency

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. The Company has evaluated its state tax filings with respect to the Wayfair decision and is in the process of reviewing its remittance practices. It is possible that one or more jurisdictions may assert that the Company has liability for periods for which it has not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect the Company’s business, financial position, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to the Company’s operations, and if such changes were made it could materially and adversely affect the Company’s business, financial position, and operating results.

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, related to payments due to the FCC, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, noted its objections to some of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. At July 31, 2020 and 2019, the Company’s accrued expenses included $40.8 million and $44.7 million, respectively, for these regulatory fees for the years covered by the audit, as well as prior and subsequent years.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Commitments

At July 31, 2020, the Company had purchase commitments of $2.3 million for computer hardware and software, as well as other equipment and services.

Telecom Services Commitments

In May 2019, the Company entered into a Memorandum of Understanding (“MOU) with a telecom operator in Central America for among other things, termination of inbound and outbound international long-distance voice calls. The Company paid the telecom operator monthly committed amounts during the term of the MOU. The MOU expired on June 30, 2020.

In August 2017, the Company entered into a Reciprocal Services Agreement, as amended, with a telecom operator in Central America for a full range of services, including, but not limited to, termination of inbound and outbound international long-distance voice calls. This agreement was terminated on April 30, 2020. Pursuant to the agreement, the Company deposited $9.2 million into an escrow account as security for the benefit of the telecom operator, which was included in “Other current assets” in the accompanying consolidated balance sheet at July 31, 2019 based on the terms and conditions of the agreement. In May 2020, an aggregate of $9.7 million for the security deposit plus interest was released from escrow and returned to the Company.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2020, the Company had aggregate performance bonds of $18.0 million outstanding.

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

Note 21—Related Party Transactions

Rafael Holdings, Inc.

In connection with the Rafael Spin-Off, the Company and Rafael entered into a Transition Services Agreement pursuant to which the Company provides to Rafael certain administrative and other services. The Company charged Rafael $0.4 million and $0.4 million in fiscal 2020 and fiscal 2019, respectively, for services provided. In addition, in fiscal 2019, the Company collected cash of $0.2 million on behalf of Rafael related to Rafael’s parking garage and third-party tenants. At July 31, 2020 and 2019, other current assets reported in the Company’s consolidated balance sheets included net receivable from Rafael of $50,000 and $0.1 million, respectively.

At July 31, 2020 and 2019, the Company held 27,806 and 27,419 shares, respectively, of Rafael Class B common stock (see Note 7).

See Note 3 for the Company’s lease commitments with Rafael.

Straight Path Communications Inc.

On July 5, 2017, certain of Straight Path stockholders filed a putative class action and derivative complaint against the Company and others (see Note 20). On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services (see Note 20).

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Genie Energy Ltd.

On October 28, 2011, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary, Genie Energy Ltd. (“Genie”), to the Company’s stockholders of record as of the close of business on October 21, 2011 (the “Genie Spin-Off”). The Company entered into a Transition Services Agreement with Genie prior to the Genie Spin-Off, which provides for certain services to be performed by the Company and Genie. The Company charged Genie $1.1 million and $1.0 million in fiscal 2020 and fiscal 2019, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At July 31, 2020 and 2019, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.2 million and $0.2 million, respectively.

Other Related Party Transactions

At July 31, 2020 and 2019, the Company held 42,282 shares of Zedge Class B common stock (see Note 7).

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $15,000 and $15,000 in fiscal 2020 and fiscal 2019, respectively. The balance owed to the Company by Jonas Media Group was $30,000 and $15,000 as of July 31, 2020 and 2019, respectively. In August 2020, the Company reduced its fiscal 2020 and fiscal 2019 billings by $14,000. The adjusted amount owed by Jonas Media Group to the Company was $16,000.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce J. Mason, the Company’s General Counsel, and brother-in-law of Howard S. Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $63,000 in fiscal 2020 and $24,000 in fiscal 2019. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

In addition, in fiscal 2019, the Company obtained insurance policies from several insurance brokers, one of which was IGM Brokerage Corp. (“IGM”). IGM was owned by Irwin Jonas, father of Howard S. Jonas and Joyce Mason, until his death in October 2009, and then by Irwin Jonas’ widow—the mother of Howard S. Jonas and Joyce Mason. Jonathan Mason provided insurance brokerage services via IGM. Based on information the Company received from IGM, the Company believes that IGM received commissions and fees from payments made by the Company to third party brokers in the aggregate amount of $29,000 in fiscal 2019, which fees and commissions inured to the benefit of Mr. Mason. Neither Howard S. Jonas nor Joyce Mason had any ownership or other interest in IGM or the commissions paid to IGM other than via the familial relationships with their mother and Jonathan Mason.

Since August 2009, IDT DT has leased space in a building in the Bronx, New York. Howard S. Jonas and Shmuel Jonas are members of the limited liability company that owns the building. The latest lease, which became effective November 1, 2012, had a one-year term with a one-year renewal option. Since the expiration of this lease and until May 31, 2020, the parties continued IDT DT’s occupancy of the space on the same terms. Aggregate annual rent under the lease was $60,900. On June 1, 2020, IDT DT released the space and moved into smaller space at an annual rent of $18,600.

The Company had loans receivable outstanding from employees aggregating $0.2 million and $0.2 million at July 31, 2020 and 2019, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

In December 2018, the Company sold shares of its Class B Common Stock to Howard S. Jonas (see Note 17).

Note 22—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to 20% of their salary, not to exceed the limits established by the Internal Revenue Code. The plan provides for discretionary matching contributions of 50%, up to the first 6% of compensation. The discretionary matching contributions vest over the first five years of employment. The plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2020 and fiscal 2019, the Company’s expense related to the plan was $1.0 million and $1.2 million, respectively. The Company’s Class A common stock and Class B common stock are not investment options for the plan’s participants.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 23—Business Segment Information

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

The Telecom & Payment Services segment provides retail telecommunications and payment offerings as well as wholesale international long-distance traffic termination. The net2phone segment provides cloud communications and telephony services to business customers. Depreciation and amortization are allocated to Telecom & Payment Services and net2phone because the related assets are not tracked separately by segment. There are no other significant asymmetrical allocations to segments.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Telecom & Payment Services	net2phone	Corporate	Total
Year ended July 31, 2020
Revenues	$1,294,947	$50,822	$—	$1,345,769
Income (loss) from operations	42,296	(14,691)	(9,663)	17,942
Depreciation and amortization	12,367	7,993	46	20,406
Severance	3,466	—	37	3,503
Other operating (expense), net	(3,225)	(1,307)	(531)	(5,063)
Year ended July 31, 2019
Revenues	$1,361,908	$47,264	$—	$1,409,172
Income (loss) from operations	14,330	(6,479)	(8,856)	(1,005)
Depreciation and amortization	16,084	6,544	4	22,632
Severance	1,438	—	—	1,438
Other operating (expense) gains, net	(7,785)	(267)	326	(7,726)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing both segments and the Company does not track such assets separately by segment.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:.

(in thousands)	United States	Foreign Countries	Total
July 31, 2020
Long-lived assets, net	$18,834	$11,227	$30,061
Total assets	102,176	302,574	404,750
July 31, 2019
Long-lived assets, net	$25,797	$8,558	$34,355
Total assets	103,113	340,590	443,703