Form 10-Q
period 2020-10-31
IDT CORP
filed 2020-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 7, 2020, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,937,301 shares outstanding (excluding 2,083,306 treasury shares)

IDT CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION
CONSOLIDATED BALANCE SHEETS

	October 31, 2020	July 31, 2020
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$74,082	$84,860
Restricted cash and cash equivalents	114,046	116,362
Debt securities	23,890	18,363
Equity investments	21,036	5,964
Trade accounts receivable, net of allowance for doubtful accounts of $6,361 at October 31, 2020 and $6,085 at July 31, 2020	47,182	44,166
Prepaid expenses	28,042	33,115
Other current assets	17,004	19,302
Total current assets	325,282	322,132
Property, plant and equipment, net	30,509	30,061
Goodwill	12,808	12,858
Other intangibles, net	3,878	3,959
Equity investments	9,748	8,833
Operating lease right-of-use assets	9,435	9,490
Deferred income tax assets, net	5,405	8,512
Other assets	8,881	8,905
Total assets	$405,946	$404,750

Liabilities and equity
Current liabilities:
Trade accounts payable	$31,261	$31,147
Accrued expenses	122,498	125,544
Deferred revenue	39,952	40,114
Customer deposits	113,659	115,992
Other current liabilities	12,497	12,073
Total current liabilities	319,867	324,870
Operating lease liabilities	7,193	7,353
Other liabilities	1,303	1,388
Total liabilities	328,363	333,611
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2020 and July 31, 2020	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 25,983 and 25,961 shares issued and 23,900 and 24,345 shares outstanding at October 31, 2020 and July 31, 2020, respectively	260	260
Additional paid-in capital	278,134	277,443
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,083 and 1,616 shares of Class B common stock at October 31, 2020 and July 31, 2020, respectively	(59,077)	(56,221)
Accumulated other comprehensive loss	(7,188)	(7,410)
Accumulated deficit	(131,045)	(139,333)
Total IDT Corporation stockholders’ equity	81,117	74,772
Noncontrolling interests	(3,534)	(3,633)
Total equity	77,583	71,139
Total liabilities and equity	$405,946	$404,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2020	2019
	(in thousands, except per share data)

Revenues	$343,425	$340,200
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	273,174	279,460
Selling, general and administrative (i)	52,140	53,436
Depreciation and amortization	4,493	5,295
Severance	113	626
Total costs and expenses	329,920	338,817
Other operating expense, net (see Note 9)	(252)	(2,775)
Income (loss) from operations	13,253	(1,392)
Interest (expense) income, net	(41)	272
Other (expense) income, net	(1,380)	234
Income (loss) before income taxes	11,832	(886)
Provision for income taxes	(3,417)	(536)
Net income (loss)	8,415	(1,422)
Net income attributable to noncontrolling interests	(127)	(91)
Net income (loss) attributable to IDT Corporation	$8,288	$(1,513)

Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.32	$(0.06)
Diluted	$0.32	$(0.06)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	25,534	26,279
Diluted	25,861	26,279

(i) Stock-based compensation included in selling, general and administrative expenses	$506	$1,364

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Net income (loss)	$8,415	$(1,422)
Other comprehensive income (loss):
Change in unrealized gain on available-for-sale securities	(29)	—
Foreign currency translation adjustments	251	(1,204)
Other comprehensive income (loss)	222	(1,204)
Comprehensive income (loss)	8,637	(2,626)
Comprehensive income attributable to noncontrolling interests	(127)	(91)
Comprehensive income (loss) attributable to IDT Corporation	$8,510	$(2,717)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended October 31, 2020 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non controlling Interests	Total Equity
BALANCE AT JULY 31, 2020	$33	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	185	—	—	—	—	185
Repurchases of Class B common stock through repurchase program	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	506	—	—	—	—	506
Distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Other comprehensive income	—	—	—	—	222	—	—	222
Net income	—	—	—	—	—	8,288	127	8,415
BALANCE AT OCTOBER 31, 2020	$33	$260	$278,134	$(59,077)	$(7,188)	$(131,045)	$(3,534)	$77,583

	Three Months Ended October 31, 2019 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Non controlling Interests	Total Equity
BALANCE AT JULY 31, 2019	$33	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2,687)	$53,557
Exercise of stock options	—	—	276	—	—	—	—	276
Stock-based compensation	—	—	1,364	—	—	—	—	1,364
Distributions to noncontrolling interests	—	—	—	—	—	—	(240)	(240)
Other comprehensive loss	—	—	—	—	(1,204)	—	—	(1,204)
Net loss	—	—	—	—	—	(1,513)	91	(1,422)
BALANCE AT OCTOBER 31, 2019	$33	$258	$274,953	$(51,739)	$(6,062)	$(162,276)	$(2,836)	$52,331

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Operating activities
Net income (loss)	$8,415	$(1,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,493	5,295
Deferred income taxes	3,104	479
Provision for doubtful accounts receivable	579	549
Stock-based compensation	506	1,364
Other	1,094	(34)
Changes in assets and liabilities:
Trade accounts receivable	(4,020)	7,975
Prepaid expenses, other current assets and other assets	7,318	(9,166)
Trade accounts payable, accrued expenses, other current liabilities and other liabilities	(2,023)	(10,012)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(549)	1,793
Deferred revenue	(150)	(1,798)
Net cash provided by (used in) operating activities	18,767	(4,977)
Investing activities
Capital expenditures	(4,564)	(3,851)
Purchases of debt securities and equity investments	(29,295)	(8,195)
Proceeds from maturities and sales of debt securities and redemption of equity investments	6,596	782
Net cash used in investing activities	(27,263)	(11,264)
Financing activities
Distributions to noncontrolling interests	(28)	(240)
Repayment of other liabilities	(40)	(19)
Proceeds from exercise of stock options	185	276
Repurchases of Class B common stock	(2,856)	—
Net cash (used in) provided by financing activities	(2,739)	17
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(1,859)	11,426
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(13,094)	(4,798)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	201,222	257,199
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$188,128	$252,401

See accompanying notes to consolidated financial statements.

IDT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet at July 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (“SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2021 refers to the fiscal year ending July 31, 2021).

Note 2—Business Segment Information

As of August 1, 2020, the Company revised its reportable business segments to reflect the growth of its financial technology and cloud communications businesses and their increased contributions to the Company’s consolidated results. The Company now has three reportable business segments, Fintech, net2phone-Unified Communications as a Service (“UCaaS”), and Traditional Communications. The revised reportable business segments reflect management’s approach to analyzing results, its resource allocation strategy, and its assessment of business performance. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments. The Company evaluates the performance of its business segments based primarily on income (loss) from operations.

The Fintech segment comprises BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and National Retail Solutions (“NRS”), operator of a nationwide point of sale (“POS”) retail network providing payment processing, digital advertising, transaction data, and ancillary services. BOSS Revolution Money Transfer and NRS were previously included in the Company’s Telecom & Payment Services segment.

The net2phone-UCaaS segment comprises net2phone’s cloud communications offerings, which were previously included in the Company’s net2phone segment.

The Traditional Communications segment includes BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, and Carrier Services, a wholesale provider of  international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in the Company’s Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in the Company’s net2phone segment.

Corporate costs include compensation, consulting fees, treasury, tax and accounting services, human resources, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, business development, charitable contributions, travel, and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2020
Revenues	$20,087	$9,628	$313,710	$—	$343,425
Income (loss) from operations	3,136	(3,806)	15,787	(1,864)	13,253

Three Months Ended October 31, 2019
Revenues	$9,557	$7,207	$323,436	$—	$340,200
(Loss) income from operations	(2,670)	(3,708)	7,487	(2,501)	(1,392)

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Revolution Money Transfer, NRS, and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the Company’s core assets, and revenue is primarily recognized at a point in time, and in some cases (mainly net2phone-UCaaS) is recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from BOSS Revolution Calling, Mobile Top-Up, and Carrier Services. BOSS Revolution Calling and Mobile Top-Up are sold direct-to-consumers and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
BOSS Revolution Money Transfer	$15,157	$7,202
National Retail Solutions	4,930	2,355
Total Fintech	20,087	9,557
net2phone-UCaaS	9,628	7,207
Mobile Top-Up	95,785	76,815
BOSS Revolution Calling	116,231	116,242
Carrier Services	87,775	113,517
Other	13,919	16,862
Total Traditional Communications	313,710	323,436
Total	$343,425	$340,200

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On July 31, 2020, the Company restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the Netherlands to the United States.

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Three Months Ended October 31, 2020
United States	$20,087	$5,082	$270,631	$295,800
Outside the United States:
United Kingdom	—	—	29,421	29,421
Netherlands	—	—	2	2
Other	—	4,546	13,656	18,202
Total outside the United States	—	4,546	43,079	47,625
Total	$20,087	$9,628	$313,710	$343,425

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Three Months Ended October 31, 2019
United States	$9,557	$3,272	$214,313	$227,142
Outside the United States:
United Kingdom	—	4	35,793	35,797
Netherlands	—	—	54,942	54,942
Other	—	3,931	18,388	22,319
Total outside the United States	—	3,935	109,123	113,058
Total	$9,557	$7,207	$323,436	$340,200

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at October 31, 2020 and July 31, 2020 had an original expected duration of one year or less.

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The primary component of the Company’s contract liability balance is payments received for prepaid BOSS Revolution Calling. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”.

The following table presents information about the Company’s contract liability balance:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$23,460	$26,336

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31, 2020	July 31, 2020
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$2,734	$2,350
Deferred customer contract acquisition costs included in “Other assets”	2,581	2,384
Total	$5,315	$4,734

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Amortization of deferred customer contract acquisition costs	$767	$551

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from one to five years. net2phone-UCaaS also has operating leases for office equipment. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise the options to extend or terminate the leases.

net2phone-UCaaS has equipment leases that are classified as finance leases, and net2phone-UCaaS is the lessor in various equipment leases that are classified as sales-type finance leases. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018 (the “Rafael Spin-Off”). The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended October 31, 2020 and 2019, the Company incurred lease costs of $0.5 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Operating lease cost	$729	$711
Short-term lease cost	65	58
Total lease cost	$794	$769
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$710	$684

	October 31, 2020	July 31, 2020
Weighted-average remaining lease term-operating leases	3.9 years	4.2 years
Weighted-average discount rate-operating leases	2.9%	3.12%

On September 1, 2020, the Company entered into a new lease with an aggregate operating lease liability of $0.6 million. The Company’s aggregate operating lease liability was as follows:

	October 31, 2020	July 31, 2020
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,477	$2,350
Operating lease liabilities included in noncurrent liabilities	7,193	7,353
Total	$9,670	$9,703

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending October 31:
2021	$2,784
2022	2,579
2023	2,122
2024	1,835
2025	960
Thereafter	—
Total lease payments	10,280
Less imputed interest	(610)
Total operating lease liabilities	$9,670

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	October 31, 2020	July 31, 2020
	(in thousands)
Cash and cash equivalents	$74,082	$84,860
Restricted cash and cash equivalents	114,046	116,362
Total cash, cash equivalents, and restricted cash and cash equivalents	$188,128	$201,222

At October 31, 2020 and July 31, 2020, restricted cash and cash equivalents included $114.0 million and $116.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2020:
Certificates of deposit*	$7,537	$30	$—	$7,567
U.S. Treasury bills and notes	4,179	—	(8)	4,171
Corporate bonds	6,238	14	(21)	6,231
Municipal bonds	5,923	—	(2)	5,921
Total	$23,877	$44	$(31)	$23,890

July 31, 2020:
Certificates of deposit*	$13,844	$58	$—	$13,902
U.S. Treasury bills	2,498	—	—	2,498
Municipal bonds	1,979	—	(16)	1,963
Total	$18,321	$58	$(16)	$18,363

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $6.6 million and $0.8 million in the three months ended October 31, 2020 and 2019, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2020 and 2019. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2020 were as follows:

Fair Value
(in thousands)
Within one year	$12,644
After one year through five years	4,017
After five years through ten years	5,983
After ten years	1,246
Total	$23,890

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2020:
U.S. Treasury bills and notes	$8	$1,673
Corporate bonds	21	3,593
Municipal bonds	2	4,623
Total	$31	$9,889
July 31, 2020:
Municipal bonds	$16	$1,963

At October 31, 2020 and July 31, 2020, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 7—Equity Investments

Equity investments consist of the following:

	October 31, 2020	July 31, 2020
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2020 and July 31, 2020	$144	$59
Rafael Holdings, Inc. Class B common stock, 28,320 and 27,806 shares at October 31, 2020 and July 31, 2020, respectively	465	389
Mutual funds	20,427	5,516
Current equity investments	$21,036	$5,964

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,825	$3,825
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	2,271	—
Hedge funds	3,427	4,783
Other	2,225	225
Noncurrent equity investments	$9,748	$8,833

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. (“Zedge”) to the Company’s stockholders of record as of the close of business on May 26, 2016. The Company received the Zedge Class B common shares and the Rafael Class B common shares set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services Limited received 1,830 shares of Visa Series C Preferred among other consideration. At July 31, 2020, each share of Visa Series C Preferred was convertible into 13.722 shares of Visa Class A common stock (the “Conversion Adjustment), subject to certain conditions, and will be convertible at the holder’s option beginning in June 2028. On September 24, 2020, in connection with Visa’s first mandatory release assessment, the Company received 125 shares of Visa Series A Preferred and the Conversion Adjustment for Visa Series C Preferred was reduced to 6.861. The 125 shares of Visa Series A Preferred are convertible into 12,500 shares of Visa Class A common stock.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$4,109	$3,919
Redemption for Visa mandatory release assessment	(1,870)	—
Adjustment for observable transactions involving a similar investment from the same issuer	(130)	18
Impairments	—	—
Balance, end of the period	$2,109	$3,937

In the three months ended October 31, 2020, the Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million and in the three months ended October 31, 2019, the Company increased the carrying value of the shares of Visa Series C Preferred it held by $18,000, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized (losses) gains for all equity investments included the following:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(920)	$26
Less: net gains and losses recognized during the period on equity investments sold during the period	—	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(920)	$26

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2020
Debt securities	$4,171	$19,719	$—	$23,890
Equity investments included in current assets	21,036	—	—	21,036
Equity investments included in noncurrent assets	—	2,271	1,825	4,096
Total	$25,207	$21,990	$1,825	$49,022

Contingent consideration included in other noncurrent liabilities	$—	$—	$(391)	$(391)

July 31, 2020
Debt securities	$2,498	$15,865	$—	$18,363
Equity investments included in current assets	5,964	—	—	5,964
Equity investments included in noncurrent assets	—	—	3,825	3,825
Total	$8,462	$15,865	$3,825	$28,152

Contingent consideration included in other noncurrent liabilities	$—	$—	$(396)	$(396)

(1) – quoted prices in active markets for identical assets or liabilities

(2) – observable inputs other than quoted prices in active markets for identical assets and liabilities

(3) – no observable pricing inputs in the market

At October 31, 2020 and July 31, 2020, the Company had $3.4 million and $4.8 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$3,825	$3,619
Redemption for Visa mandatory release assessment	(1,870)	—
Total (losses) gains included in “Other (expense) income, net”	(130)	18
Balance, end of period	$1,825	$3,637
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3). There were no liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) in the three months ended October 31, 2019.

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Balance, beginning of period	$396	$—
Total gain included in “Foreign currency translation adjustment”	(5)	—
Balance, end of period	$391	$—
Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At October 31, 2020 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2020 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Corporate—Straight Path Communications Inc. class action insurance claims net of legal fees/(legal fees net of insurance claims)	$302	$(260)
Traditional Communications—Carrier Services settlement	(554)	—
Traditional Communications—net2phone indemnification claim	—	(365)
Traditional Communications—accrual for non-income related taxes related to a foreign subsidiary	—	(2,150)
Total other operating expense, net	$(252)	$(2,775)

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013. As discussed in Note 13, there is a pending putative class action on behalf of Straight Path’s stockholders and derivative complaint naming the Company, among others. In the three months ended October 31, 2020 and 2019, the Company incurred legal fees of $0.3 million and $0.7 million, respectively, related to this action. Also, in the three months ended October 31, 2020 and 2019, the Company recorded offsetting gains from insurance claims for this matter of $0.6 million and $0.4 million, respectively.

Indemnification Claim

In June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Accrual for Non-Income Related Taxes

In the three months ended October 31, 2019, the Company recorded an accrual for non-income related taxes related to one of its foreign subsidiaries.

Note 10—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2020, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. There were no repurchases under the program in three months ended October 31, 2019. At October 31, 2020, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2020, the Company paid $7,000 to repurchase 1,053 shares of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date. There were no repurchases from employees in three months ended October 31, 2019.

2015 Stock Option and Incentive Plan

In the three months ended October 31, 2020, the Company received proceeds from the exercise of stock options of $0.2 million for which the Company issued 21,894 shares of its Class B common stock. In the three months ended October 31, 2019, the Company received proceeds from the exercise of stock options of $0.3 million for which the Company issued 32,551 shares of its Class B common stock.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Basic weighted-average number of shares	25,534	26,279
Effect of dilutive securities:
Stock options	—	—
Non-vested restricted Class B common stock	327	—
Diluted weighted-average number of shares	25,861	26,279

The following shares were excluded from the calculation of diluted earnings (loss) per share:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Stock options	1,104	1,190
Non-vested restricted Class B common stock	—	616
Shares excluded from the calculation of diluted earnings per share	1,104	1,806

In the three months ended October 31, 2020, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. The diluted loss per share equals basic loss per share in the three months ended October 31, 2019 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 12—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive (loss) income were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2020	$42	$(7,452)	$(7,410)
Other comprehensive (loss) income attributable to IDT Corporation	(29)	251	222
Balance, October 31, 2020	$13	$(7,201)	$(7,188)

Note 13—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continued to work-from-home thereafter. Its salespeople and delivery employees continued to serve its independent retailers and channel partners with minimal interruption.

COVID-19 had mixed financial impacts on the Company during the third and fourth quarters of fiscal 2020, and the first quarter of fiscal 2021.

As of the date of this report, including the impact of COVID-19, management expects that the Company’s cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that the Company held on October 31, 2020 will be sufficient to meet the Company’s currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2021. Looking ahead, current economic conditions, if enduring, may create additional hardship for many of the Company’s customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact the Company by dampening demand for both its retail and wholesale offerings. The situation remains fluid and the Company cannot predict with certainty the potential impact of COVID-19 on its business, results of operations, financial condition, and cash flows.

Legal Proceedings

On April 12, 2019, Scarleth Samara filed a putative class action against IDT Telecom in the U.S. District Court for the Eastern District of Louisiana alleging certain violations of the Telephone Consumer Protection Act of 1991. Plaintiff alleges that in October of 2017, IDT Telecom sent unauthorized marketing messages to her cellphone. IDT Telecom filed a motion to compel arbitration. On or about August 19, 2019, the plaintiff agreed to dismiss the pending court action. In November 2020, the matter was resolved for a de minimus amount.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At October 31, 2020 and July 31, 2020, the Company’s accrued expenses included $40.3 million and $40.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2020, the Company had purchase commitments of $2.5 million primarily for certain equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2020, the Company had aggregate performance bonds of $18.0 million outstanding.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2020 and July 31, 2020, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.0 million and $11.0 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 14—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended October 31,
	2020	2019
	(in thousands)
Foreign currency transaction (losses) gains	$(428)	$671
Write-off of tax assets related to prior periods	—	(474)
(Losses) gains on investments	(920)	26
Other	(32)	11
Total other (expense) income, net	$(1,380)	$234

Note 15—Recently Issued Accounting Standards Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators, and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2023. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

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

Note 16—Subsequent Event—Purchase of Shares and Warrants from Rafael Holdings, Inc.

On December 7, 2020, the Company purchased, for aggregate consideration of $5.0 million, from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and warrants to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding December 7, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, and under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Our significant accounting policies are described in Note 1 to the consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets, income taxes, sales taxes, and regulatory agency fees, and direct cost of revenues—disputed amounts. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For additional discussion of our critical accounting policies, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continued to work-from-home thereafter. Our salespeople and delivery employees continued to serve our independent retailers and channel partners with minimal interruption.

COVID-19 had mixed financial impacts on our businesses during the third and fourth quarters of fiscal 2020, and the first quarter of fiscal 2021. It drove significant increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels during the latter half of March and into April 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Conversely, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter. National Retail Solutions, or NRS, was slightly impacted by the closure of some of its retailers in the third quarter, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. net2phone-Unified Communications as a Service, or UCaaS’, customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and have remained strong in our United States and Canadian markets. Carrier Services’ revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

As of the date of this report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2020 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2021. Looking ahead, current economic conditions, if enduring, may create additional hardship for many of our customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact us by dampening demand for both our retail and wholesale offerings. The situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019

As of August 1, 2020, we revised our reportable business segments to reflect the growth of our financial technology and cloud communications businesses and their increased contributions to our consolidated results. We now have three reportable business segments, Fintech, net2phone-UCaaS, and Traditional Communications. The revised reportable business segments reflect management’s approach to analyzing results, its resource allocation strategy, and its assessment of business performance. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation. We evaluate the performance of our business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Our results of operations discussion include the following performance metrics: direct cost of revenues as a percentage of revenues, subscription revenue, seats, and minutes of use. Direct cost of revenues as a percentage of revenues is a financial metric that measures changes in our direct cost of revenues relative to changes in revenues during the same period. Direct cost of revenues is the numerator and revenues are the denominator in this ratio. Direct cost of revenues as a percentage of revenues is a useful metric for monitoring and evaluating trends in the net contribution of our revenues. net2phone-UCaaS’s cloud communications offering is priced on a per-seat basis, with each customer employee identity constituting a seat, and its subscription revenue is a monthly base fee per seat. The number of seats served and subscription revenue trends and comparisons between periods are used in the analysis of net2phone-UCaaS’s revenues and direct cost of revenues. Minutes of use is a nonfinancial metric that measures aggregate customer usage during a reporting period. Minutes of use is an important factor in BOSS Revolution Calling’s and Carrier Services’ revenue recognition since satisfaction of our performance obligation occurs when the customer uses our service. Minutes of use trends and comparisons between periods are used in the analysis of revenues and direct cost of revenues.

Fintech Segment

Fintech, which represented 5.9% and 2.8% of our total revenues in the three months ended October 31, 2020 and 2019, respectively, comprises BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and NRS, operator of a nationwide point of sale, or POS, retail network providing payment processing, digital advertising, transaction data, and ancillary services. BOSS Revolution Money Transfer and NRS were previously included in our Telecom & Payment Services segment.

	Three months ended October 31,		Change
	2020	2019	$	%
	(in millions)
Revenues	$20.1	$9.6	$10.5	110.2%
Direct cost of revenues	6.2	3.9	2.3	61.9
Selling, general and administrative	10.4	8.1	2.3	27.5
Depreciation and amortization	0.4	0.3	0.1	42.5
Income (loss) from operations	$3.1	$(2.7)	$5.8	217.5%

Revenues. Fintech’s revenues in the three months ended October 31, 2020 and 2019 consisted of the following:

	Three months ended October 31,		Change
	2020	2019	$/#	%
	(in millions)
BOSS Revolution Money Transfer	$15.2	$7.2	$8.0	110.5%
National Retail Solutions	4.9	2.4	2.5	109.3
Total revenues	$20.1	$9.6	$10.5	110.2%

Revenues from BOSS Revolution Money Transfer increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 driven primarily by increased transaction volume in its digital channel. The revenue increase also reflected a significant but diminished benefit from the transient foreign exchange market conditions that positively impacted BOSS Revolution Money Transfer’s results in the fourth quarter of fiscal 2020.

Revenues from NRS increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising offerings.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to the increase in revenues. Direct cost of revenues for both BOSS Revolution Money Transfer and NRS increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020.

	Three months ended October 31,
	2020	2019	Change
Direct cost of revenues as a percentage of revenues	30.9%	40.1%	(9.2)%

Direct cost of revenues as a percentage of revenues in Fintech decreased 920 basis points in the three months ended October 31, 2020 compared to the similar period in 2020 due to a decrease in direct cost of revenues as a percentage of revenues in BOSS Revolution Money Transfer, partially offset by an increase in direct cost of revenues as a percentage of revenues in NRS. BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues decreased largely from increased foreign exchange revenue derived, in part, from strategies leveraging the U.S. dollar.

Selling, General and Administrative. Selling, general and administrative expense in Fintech increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to increases in employee compensation, debit and credit card processing charges, and sales commissions. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Revolution apps and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 51.6% from 85.0% in the three months ended October 31, 2020 and 2019, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 2.8% and 2.1% of our total revenues in the three months ended October 31, 2020 and 2019, respectively, comprises net2phone’s cloud communications offerings, which were previously included in our net2phone segment.

	Three months ended October 31,		Change
	2020	2019	$	%
	(in millions)
Revenues	$9.6	$7.2	$2.4	33.6%
Direct cost of revenues	2.0	1.5	0.5	35.5
Selling, general and administrative	10.3	8.5	1.8	22.3
Depreciation and amortization	1.1	0.9	0.2	10.7
Loss from operations	$(3.8)	$(3.7)	$(0.1)	(2.7)%

Revenues.  net2phone-UCaaS’s revenues increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily driven by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 58% to 176,000 at October 31, 2020 from 112,000 at October 31, 2019 and from 154,000 at July 31, 2020. Subscription revenue increased 31.7% to $9.0 million in the three months ended October 31, 2020 from $6.8 million in the three months ended October 31, 2019 led by growth in the U.S. market. net2phone-UCaaS recently released integrations with Slack and Zoho, building on its previously announced integration with Microsoft Teams. Also, net2phone-UCaaS has launched service in Peru, and plans to expand coverage to six additional cities in Brazil during the second quarter of fiscal 2021.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to the increase in revenues, with the largest increase in the United States.

	Three months ended October 31,
	2020	2019	Change
Direct cost of revenues as a percentage of revenues	20.9%	20.6%	0.3%

Direct cost of revenues as a percentage of revenues increased 30 basis points in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 because of increases in direct cost of revenues as a percentage of revenues outside the United States, partially offset by a decrease in direct cost of revenues as a percentage of revenues in the United States.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 107.5% from 117.4% in the three months ended October 31, 2020 and 2019, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 due to increased depreciation of net2phone-UCaaS’ customer premises equipment and capitalized costs of consultants and employees developing internal use software.

Traditional Communications Segment

The Traditional Communications segment, which represented 91.3% and 95.1% of our total revenues in the three months ended October 31, 2020 and 2019, includes BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, and Carrier Services, a wholesale provider of  international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in the Company’s Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in the Company’s net2phone segment.

Traditional Communications’ most significant revenue streams are from BOSS Revolution Calling, Mobile Top-Up, and Carrier Services. BOSS Revolution Calling and Mobile Top-Up are sold direct-to-consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended October 31,		Change
	2020	2019	$	%
	(in millions)
Revenues	$313.7	$323.4	$(9.7)	(3.0)%
Direct cost of revenues	265.0	274.1	(9.1)	(3.3)
Selling, general and administrative	29.2	34.6	(5.4)	(15.4)
Depreciation and amortization	3.0	4.1	(1.1)	(25.7)
Severance	0.1	0.6	(0.5)	(82.0)
Other operating expense, net	0.6	2.5	(1.9)	(78.0)
Income from operations	$15.8	$7.5	$8.3	110.9%

Revenues. Traditional Communications’ revenues and minutes of use in the three months ended October 31, 2020 and 2019 consisted of the following:

	Three months ended October 31,		Change
	2020	2019	$/#	%
	(in millions)
Mobile Top-Up	$95.8	$76.8	$19.0	24.7%
BOSS Revolution Calling	116.2	116.2	—	—
Carrier Services	87.8	113.5	(25.7)	(22.7)
Other	13.9	16.9	(3.0)	(17.5)
Total revenues	$313.7	$323.4	$(9.7)	(3.0)%

Minutes of use
BOSS Revolution Calling	927	1,002	(75)	(7.4)%
Carrier Services	2,917	4,314	(1,397)	(32.4)

Revenues from Mobile Top-Up increased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 due to the addition of new mobile partners and increasing demand for data-centric top-up bundles.

Revenues from BOSS Revolution Calling were substantially unchanged in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 because COVID-19 related demand in the three months ended October 31, 2020 slowed the rate of decline in BOSS Revolution Calling revenue that we have experienced in recent periods. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues in Traditional Communications decreased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in the three months ended October 31, 2020 compared to the similar period in fiscal 2020, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three months ended October 31, 2020 compared to the similar period in fiscal 2020.

	Three months ended October 31,
	2020	2019	Change
Direct cost of revenues as a percentage of revenues	84.5%	84.8%	(0.3)%

Direct cost of revenues as a percentage of revenues in Traditional Communications decreased 30 basis points in the three months ended October 31, 2020 compared to the similar period in 2020 primarily due to a decrease in direct cost of revenues as a percentage of revenues in BOSS Revolution Calling, which decreased primarily due to the continued migration of customers to digital platforms. The increased adoption of our digital, direct-to-consumer channels is expected to endure and contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense in Traditional Communications decreased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily due to decreases in employee compensation, marketing expense, and consulting fees, partially offset by an increase in debit and credit card processing charges. The increase in card processing charges was the result of the shift in the sales of our consumer offerings from cash transactions at retailers to credit and debit card transactions through our BOSS Revolution apps and other digital channels. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 9.3% from 10.7% in the three months ended October 31, 2020 and 2019, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended October 31, 2020 and 2019, we incurred severance expense of $0.1 million and $0.6 million, respectively.

Other Operating Expense, net.  Other operating expense, net in the three months ended October 31, 2020 was due to a Carrier Services settlement of a claim for $0.6 million. Other operating expense, net in the three months ended October 31, 2019 included an accrual for non-income related taxes related to one of our foreign subsidiaries of $2.1 million and indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $0.4 million.

Corporate

	Three months ended October 31,		Change
	2020	2019	$	%
	(in millions)
General and administrative expenses	$(2.2)	$(2.2)	$—	(3.8)%
Other operating gain (expense), net	0.3	(0.3)	0.6	215.8
Loss from operations	$(1.9)	$(2.5)	$0.6	25.2%

Corporate costs include compensation, consulting fees, treasury, tax and accounting services, human resources, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, charitable contributions, travel, and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expense was substantially unchanged in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 primarily because a decrease in stock-based compensation was mostly offset by an increase in employee compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.6% and 0.7% in the three months ended October 31, 2020 and 2019, respectively.

Other Operating Gain (Expense), net. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. As discussed in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, there is a pending putative class action on behalf of Straight Path’s stockholders and derivative complaint naming us, among others. In the three months ended October 31, 2020 and 2019, we incurred legal fees of $0.3 million and $0.7 million, respectively, related to this action. Also, in the three months ended October 31, 2020 and 2019, we recorded offsetting gains from insurance claims for this matter of $0.6 million and $0.4 million, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income (loss) from operations.

Related Party Lease Costs. On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended October 31, 2020 and 2019, we incurred lease costs of $0.5 million in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.5 million and $1.4 million in the three months ended October 31, 2020 and 2019, respectively. The decrease in stock-based compensation expense in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 was primarily due to reductions in expense of deferred stock units granted in June 2019 and stock options. At October 31, 2020, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2022.

	Three months ended October 31,		Change
	2020	2019	$	%
	(in millions)
Income (loss) from operations	$13.3	$(1.4)	$14.7	nm
Interest (expense) income, net	(0.1)	0.3	(0.4)	(115.1)%
Other (expense) income, net	(1.4)	0.2	(1.6)	(689.7)
Provision for income taxes	(3.4)	(0.5)	(2.9)	(537.5)

Net income (loss)	8.4	(1.4)	9.8	691.8
Net income attributable to noncontrolling interests	(0.1)	(0.1)	—	(39.6)

Net income (loss) attributable to IDT Corporation	$8.3	$(1.5)	$9.8	647.8%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended October 31,
	2020	2019
	(in millions)
Foreign currency transaction (losses) gains	$(0.4)	$0.7
Write-off of tax assets related to prior periods	—	(0.5)
(Losses) gains on investments	(0.9)	—
Other	(0.1)	—
Total other (expense) income, net	$(1.4)	$0.2

Provision for Income Taxes. The increase in income tax expense in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2020 compared to the similar period in fiscal 2020 was due a decrease in the net income of certain subsidiaries, partially offset by a reduction in the net loss of a different subsidiary.

Liquidity and Capital Resources

General

As of the date of this report, including the impact of COVID-19, we currently expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2020 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2021.

At October 31, 2020, we had cash, cash equivalents, debt securities, and current equity investments of $119.0 million and working capital (current assets in excess of current liabilities) of $5.4 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At October 31, 2020, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.0 million held by IDT Payment Services that was unavailable for other purposes.

	Three months ended October 31,
	2020	2019
	(in millions)
Cash flows provided by (used in):
Operating activities	$18.8	$(5.0)
Investing activities	(27.3)	(11.2)
Financing activities	(2.7)	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(1.9)	11.4
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(13.1)	$(4.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $53.5 million at October 31, 2020 from $50.3 million at July 31, 2020 primarily due to amounts billed in the three months ended October 31, 2020 in excess of collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $40.0 million at October 31, 2020 from $40.1 million at July 31, 2020 primarily due to decreases in the BOSS Revolution Calling and net2phone-Platform Services deferred revenue balances.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $113.7 million at October 31, 2020 from $116.0 million at July 31, 2020 mainly because of the decline of the bank’s travel related programs due to the effect of COVID-19. Our restricted cash and cash equivalents included $114.0 million and $116.3 million at October 31, 2020 and July 31, 2020, respectively, held by the bank.

On June 21, 2018, in South Dakota v Wayfair Inc., the United States Supreme Court held that states may charge sales tax on purchases made from out-of-state sellers, even if the seller does not have a physical presence in the taxing state. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could adversely affect our business, financial position, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position, and operating results.

Investing Activities

Our capital expenditures were $4.6 million and $3.9 million in the three months ended October 31, 2020 and 2019, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending October 31, 2021 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

Purchases of debt securities and equity investments were $29.3 million and $8.2 million in the three months ended October 31, 2020 and 2019, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $6.6 million and $0.8 million in the three months ended October 31, 2020 and 2019, respectively.

Financing Activities

We distributed cash of $28,000 and $0.2 million in the three months ended October 31, 2020 and 2019, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the three months ended October 31, 2020 and 2019, we repaid financing-related other liabilities of $40,000 and $19,000, respectively.

In the three months ended October 31, 2020, we received proceeds from the exercise of stock options of $0.2 million for which we issued 21,894 shares of our Class B common stock. In the three months ended October 31, 2019, we received proceeds from the exercise of stock options of $0.3 million for which we issued 32,551 shares of our Class B common stock.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2020, we repurchased 463,792 shares of our Class B common stock for an aggregate purchase price of $2.8 million. There were no repurchases under the program in the three months ended October 31, 2019. At October 31, 2020, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2020, we paid $7,000 to repurchase 1,053 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date. There were no repurchases from employees in three months ended October 31, 2019.

Other Sources and Uses of Resources

Our subsidiary, IDT Telecom, Inc., has had credit agreements with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million, with the most recent such credit agreement having expired on July 15, 2020. We will seek to enter into a similar credit agreement in fiscal 2021.

On December 7, 2020, we purchased, for aggregate consideration of $5.0 million, from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and warrants to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding December 7, 2020.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at October 31, 2020:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$2.5	$2.5	$—	$—	$—
Connectivity obligations under service agreements	1.3	0.8	0.5	—	—
Operating leases including short-term leases	10.9	3.4	4.7	2.8	—
Total contractual obligations (1)	$14.7	$6.7	$5.2	$2.8	$—

(1)	The above table does not include an aggregate of $18.0 million in performance bonds or $0.8 million in potential contingent consideration related to the Ringsouth acquisition due to the uncertainty of the amount and/or timing of any such payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2020, we had aggregate performance bonds of $18.0 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2020.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 13 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, except for the following:

Our U.K.-based businesses and business between the U.K. and other countries face risks related to the United Kingdom leaving the European Union (“Brexit”).

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020 and has entered a transition period until December 31, 2020. During the transition period, the United Kingdom and the EU have stated that they will seek to negotiate a trade deal, and the United Kingdom will remain in both the EU customs union and single market. As of the date of this report, no trade deal has been reached and there are indications that negotiations are not proceeding well. If no trade deal is reached, the implication of a “no deal” Brexit are uncertain and could have a material adverse impact on our United Kingdom and European business operations.

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

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following the Brexit transition period, the passporting rights enjoyed by IDTFS under EU law will cease to be in effect. Absent other arrangements or accommodations provided by the EU or individual member states, IDTFS will not be permitted to provide services to customers in EU countries. We are currently seeking an e-money license issued by an EU country, however this license will not be in place prior to the end of the Brexit transition period. IDTFS is in the process of implementing contingency measures to allow the continuation of its services in the European Economic Area. If its contingency measures are not implemented successfully, IDTFS’ operations and ability to service its customers would be materially and adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2020 (2)	19,864	$6.51	18,811	6,213,478
September 1–30, 2020	444,981	$6.10	444,981	5,768,497
October 1–31, 2020	—	$—	—	5,768,497
Total	464,845	$6.11	463,792

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Total number of shares purchased includes 1,053 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT CORPORATION

December 10, 2020	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

December 10, 2020	By:	/s/ Marcelo Fischer
Marcelo Fischer Chief Financial Officer