Form 10-K/A
period 2020-07-31
IDT CORP
filed 2020-12-22
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

(973) 438-1000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class B common stock, par value $0.01 per share	IDT	New York Stock Exchange

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

As of December 17, 2020, the registrant had outstanding 23,942,301 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,083,306 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, held on December 16, 2020, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

IDT CORPORATION

Explanatory Note

IDT Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Company’s annual report on Form 10-K for the year ended July 31, 2020 (the “Form 10-K”), filed with the Securities and Exchange Commission on October 14, 2020 (the “Original Filing Date”), solely to furnish Exhibit 4.2 to the Form 10-K in accordance with Item 601(b)(4) of Regulation S-K. Exhibit 4.2 provides a description of each class of securities of the Company registered pursuant to Section 12 of the Securities Exchange Act of 1934.

No other changes have been made to the Form 10-K. Except as indicated otherwise herein, this Amendment speaks as of the Original Filing Date, does not reflect events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way disclosures made in the Form 10-K.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Sixth Amended and Restated By-laws of the Registrant.

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(3)	Fifth Amended and Restated Employment Agreement by and between the IDT Corporation and Howard S. Jonas.

10.02(4)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(5)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.04(6)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.05(7)	Agreement, dated December 5, 2017, between IDT Corporation, Bill Pereira and IDT Telecom.

Exhibit Number	Description of Exhibits
10.06(8)	Stock Option Agreement between the Registrant and Howard Jonas, dated May 2, 2017.

10.07(8)	Assignment Agreement between the Registrant and Howard Jonas, dated September 19, 2017.

21.01(9)	Subsidiaries of the Registrant.

23.01(9)	Consent of BDO USA, LLP

23.02(9)	Consent of Grant Thornton, LLP

31.01(9)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02(9)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01(9)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02(9)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH(9)	XBRL Taxonomy Extension Schema Document

101.CAL(9)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(9)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(9)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(9)	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.
(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.
(2)	Incorporated by reference to Form 8-K, filed April 7, 2020.
(3)	Incorporated by reference to Form 8-K, filed December 21, 2020.
(4)	Incorporated by reference to Schedule 14A, filed November 5, 2013.
(5)	Incorporated by reference to Form S-8, filed October 14, 2016.
(6)	Incorporated by reference to Form 8-K, filed January 14, 2015.
(7)	Incorporated by reference to Form 8-K, filed December 5, 2017
(8)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2017, filed October 16, 2017.
(9)	Incorporated by reference to Form 10-K, filed October 14, 2020.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: December 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	December 22, 2020
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	December 22, 2020
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	December 22, 2020
Mitch Silberman	(Principal Accounting Officer)

/s/ Bill Pereira	Director	December 22, 2020
Bill Pereira

/s/ Michael Chenkin	Director	December 22, 2020
Michael Chenkin

/s/ Eric F. Cosentino	Director	December 22, 2020
Eric F. Cosentino

/s/ Judah Schorr	Director	December 22, 2020
Judah Schorr

/s/ Liora Stein	Director	December 22, 2020
Liora Stein

 3