Form 10-Q
period 2021-01-31
IDT CORP
filed 2021-03-15
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐     No ☒

As of March 8, 2021, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,151,017 shares outstanding (excluding 2,191,634 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2021	July 31, 2020
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$79,481	$84,860
Restricted cash and cash equivalents	109,858	116,362
Debt securities	21,501	18,363
Equity investments	24,346	5,964
Trade accounts receivable, net of allowance for doubtful accounts of $6,909 at January 31, 2021 and $6,085 at July 31, 2020	51,616	44,166
Prepaid expenses	34,671	33,115
Other current assets	19,926	19,302
Total current assets	341,399	322,132
Property, plant and equipment, net	30,641	30,061
Goodwill	14,843	12,858
Other intangibles, net	6,289	3,959
Equity investments	10,441	8,833
Operating lease right-of-use assets	8,794	9,490
Deferred income tax assets, net	2,832	8,512
Other assets	9,332	8,905
Total assets	$424,571	$404,750
Liabilities and equity
Current liabilities:
Trade accounts payable	$36,368	$31,147
Accrued expenses	126,425	125,544
Deferred revenue	39,189	40,114
Customer deposits	109,673	115,992
Other current liabilities	14,646	12,073
Total current liabilities	326,301	324,870
Operating lease liabilities	6,514	7,353
Other liabilities	1,340	1,388
Total liabilities	334,155	333,611
Commitments and contingencies
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2021 and July 31, 2020	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 26,343 and 25,961 shares issued and 24,151 and 24,345 shares outstanding at January 31, 2021 and July 31, 2020, respectively	263	260
Additional paid-in capital	276,871	277,443
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,192 and 1,616 shares of Class B common stock at January 31, 2021 and July 31, 2020, respectively	(60,413)	(56,221)
Accumulated other comprehensive loss	(8,957)	(7,410)
Accumulated deficit	(117,937)	(139,333)
Total IDT Corporation stockholders’ equity	89,860	74,772
Noncontrolling interests	556	(3,633)
Total equity	90,416	71,139
Total liabilities and equity	$424,571	$404,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands, except per share data)

Revenues	$339,766	$323,890	$683,191	$664,089
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	269,145	262,716	542,319	542,177
Selling, general and administrative (i)	54,298	53,789	106,442	107,223
Depreciation and amortization	4,464	5,184	8,956	10,479
Severance	143	486	255	1,112
Total costs and expenses	328,050	322,175	657,972	660,991
Other operating gain (expense), net (see Note 10)	1,207	(392)	955	(3,168)
Income (loss) from operations	12,923	1,323	26,174	(70)
Interest income, net	139	195	98	467
Other income, net	3,170	550	1,792	785
Income before income taxes	16,232	2,068	28,064	1,182
Provision for income taxes	(3,027)	(1,164)	(6,444)	(1,700)
Net income (loss)	13,205	904	21,620	(518)
Net (income) loss attributable to noncontrolling interests	(97)	28	(224)	(63)
Net income (loss) attributable to IDT Corporation	$13,108	$932	$21,396	$(581)
Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.52	$0.04	$0.84	$(0.02)
Diluted	$0.51	$0.04	$0.83	$(0.02)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	25,362	26,320	25,448	26,300
Diluted	25,713	26,451	25,787	26,300
(i) Stock-based compensation included in selling, general and administrative expenses	$434	$1,167	$940	$2,531

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$13,205	$904	$21,620	$(518)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	46	—	17	—
Foreign currency translation adjustments	(1,815)	(513)	(1,564)	(1,717)
Other comprehensive loss	(1,769)	(513)	(1,547)	(1,717)
Comprehensive income (loss)	11,436	391	20,073	(2,235)
Comprehensive (income) loss attributable to noncontrolling interests	(97)	28	(224)	(63)
Comprehensive income (loss) attributable to IDT Corporation	$11,339	$419	$19,849	$(2,298)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended January 31, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2020	$33	$260	$278,134	$(59,077)	$(7,188)	$(131,045)	$(3,534)	$77,583
Exercise of stock options	—	—	501	—	—	—	—	501
Restricted Class B common stock purchased from employees	—	—	—	(1,336)	—	—	—	(1,336)
Grant of restricted equity in subsidiary (see Note 11).	—	—	(2,195)	—	—	—	2,195	—
Business acquisition	—	—	—	—	—	—	2,188	2,188
Stock-based compensation	—	3	431	—	—	—	—	434
Distributions to noncontrolling interests	—	—	—	—	—	—	(390)	(390)
Other comprehensive loss	—	—	—	—	(1,769)	—	—	(1,769)
Net income	—	—	—	—	—	13,108	97	13,205
BALANCE AT JANUARY 31, 2021	$33	$263	$276,871	$(60,413)	$(8,957)	$(117,937)	$556	$90,416

	Six Months Ended January 31, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2020	$33	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	686	—	—	—	—	686
Repurchases of Class B common stock through repurchase program	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	(1,343)	—	—	—	(1,343)
Grant of restricted equity in subsidiary (see Note 11).	—	—	(2,195)	—	—	—	2,195	—
Business acquisition	—	—	—	—	—	—	2,188	2,188
Stock-based compensation	—	3	937	—	—	—	—	940
Distributions to noncontrolling interests	—	—	—	—	—	—	(418)	(418)
Other comprehensive loss	—	—	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	—	21,396	224	21,620
BALANCE AT JANUARY 31, 2021	$33	$263	$276,871	$(60,413)	$(8,957)	$(117,937)	$556	$90,416

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended January 31,
	2021	2020
	(in thousands)
Operating activities
Net income (loss)	$21,620	$(518)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,956	10,479
Deferred income taxes	5,881	1,587
Provision for doubtful accounts receivable	1,069	1,466
Stock-based compensation	940	2,531
Other	(17)	(412)
Change in assets and liabilities:
Trade accounts receivable	(7,330)	6,253
Prepaid expenses, other current assets and other assets	4,965	(9,315)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	1,631	(11,488)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(11,136)	(20,613)
Deferred revenue	(968)	(3,260)
Net cash provided by (used in) operating activities	25,611	(23,290)
Investing activities
Capital expenditures	(8,825)	(7,656)
Payments for acquisitions, net of cash acquired	(2,388)	(450)
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	(5,000)	—
Purchases of debt securities and equity investments	(34,436)	(8,994)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	11,575	2,672
Net cash used in investing activities	(39,074)	(14,428)
Financing activities
Distributions to noncontrolling interests	(418)	(470)
Repayment of other liabilities.	(56)	(79)
Repayments of borrowings under revolving credit facility	—	(273)
Proceeds from borrowings under revolving credit facility	—	273
Proceeds from exercise of stock options	686	276
Repurchases of Class B common stock	(4,192)	(266)
Net cash used in financing activities	(3,980)	(539)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	5,560	14,152
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(11,883)	(24,105)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	201,222	257,199
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$189,339	$233,094
Supplemental schedule of non-cash investing and financing activities
Liabilities incurred for acquisition	$393	$375

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet at July 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2021
Revenues	$18,497	$10,738	$310,531	$—	$339,766
(Loss) income from operations	(247)	(3,248)	18,712	(2,294)	12,923

Three Months Ended January 31, 2020
Revenues	$9,741	$7,915	$306,234	$—	$323,890
(Loss) income from operations	(3,177)	(3,787)	10,782	(2,495)	1,323

Six Months Ended January 31, 2021
Revenues	$38,585	$20,366	$624,240	$—	$683,191
Income (loss) from operations	2,889	(7,059)	34,502	(4,158)	26,174

Six Months Ended January 31, 2020
Revenues	$19,298	$15,122	$629,669	$—	$664,089
(Loss) income from operations	(5,847)	(7,495)	18,268	(4,996)	(70)

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
BOSS Revolution Money Transfer	$13,280	$7,660	$28,438	$14,861
National Retail Solutions	5,217	2,081	10,147	4,437
Total Fintech	18,497	9,741	38,585	19,298
net2phone-UCaaS	10,738	7,915	20,366	15,122
Mobile Top-Up	96,562	75,836	192,397	152,669
BOSS Revolution Calling	113,903	113,861	231,253	231,195
Carrier Services	87,155	101,659	174,928	215,176
Other	12,911	14,878	25,662	30,629
Total Traditional Communications	310,531	306,234	624,240	629,669
Total	$339,766	$323,890	$683,191	$664,089

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On July 31, 2020, the Company restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the Netherlands to the United States.

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Three Months Ended January 31, 2021
United States	$18,497	$5,677	$265,318	$289,492
Outside the United States:
United Kingdom	—	—	31,929	31,929
Netherlands	—	—	5	5
Other	—	5,061	13,279	18,340
Total outside the United States	—	5,061	45,213	50,274
Total	$18,497	$10,738	$310,531	$339,766

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Three Months Ended January 31, 2020
United States	$9,741	$3,695	$206,129	$219,565
Outside the United States:
United Kingdom	—	3	36,151	36,154
Netherlands	—	—	49,692	49,692
Other	—	4,217	14,262	18,479
Total outside the United States	—	4,220	100,105	104,325

Total	$9,741	$7,915	$306,234	$323,890

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Six Months Ended January 31, 2021
United States	$38,585	$10,758	$535,949	$585,292
Outside the United States:
United Kingdom	—	—	61,350	61,350
Netherlands	—	—	7	7
Other	—	9,608	26,934	36,542
Total outside the United States	—	9,608	88,291	97,899
Total	$38,585	$20,366	$624,240	$683,191

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Six Months Ended January 31, 2020
United States	$19,298	$6,967	$420,442	$446,707
Outside the United States:
United Kingdom	—	7	71,943	71,950
Netherlands	—	—	104,634	104,634
Other	—	8,148	32,650	40,798
Total outside the United States	—	8,155	209,227	217,382

Total	$19,298	$15,122	$629,669	$664,089

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at January 31, 2021 and July 31, 2020 had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$22,818	$24,957	$26,451	$35,146

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

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2021	July 31, 2020
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$3,066	$2,350
Deferred customer contract acquisition costs included in “Other assets”	2,946	2,384
Total	$6,012	$4,734

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Amortization of deferred customer contract acquisition costs	$864	$615	$1,631	$1,166

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

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018 (the “Rafael Spin-Off”). Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors and Chief Executive Officer of Rafael. The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended January 31, 2021 and 2020, the Company incurred lease costs of $0.5 million, and in each of the six months ended January 31, 2021 and 2020, the Company incurred lease costs of $0.9 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$697	$712	$1,425	$1,423
Short-term lease cost	130	75	195	133
Total lease cost	$827	$787	$1,620	$1,556

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$672	$685	$1,382	$1,369

	January 31, 2021	July 31, 2020
Weighted-average remaining lease term-operating leases	3.7 years	4.2 years
Weighted-average discount rate-operating leases	2.9%	3.12%

On September 1, 2020, the Company entered into a new lease with an aggregate operating lease liability of $0.6 million. The Company’s aggregate operating lease liability was as follows:

	January 31, 2021	July 31, 2020
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,537	$2,350
Operating lease liabilities included in noncurrent liabilities	6,514	7,353
Total	$9,051	$9,703

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending January 31:
2022	$2,768
2023	2,526
2024	1,957
2025	1,844
2026	497
Thereafter	—
Total lease payments	9,592
Less imputed interest	(541)
Total operating lease liabilities	$9,051

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	January 31, 2021	July 31, 2020
	(in thousands)
Cash and cash equivalents	$79,481	$84,860
Restricted cash and cash equivalents	109,858	116,362
Total cash, cash equivalents, and restricted cash and cash equivalents	$189,339	$201,222

At January 31, 2021 and July 31, 2020, restricted cash and cash equivalents included $109.8 million and $116.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2021:
Certificates of deposit*	$4,608	$15	$—	$4,623
U.S. Treasury bills and notes	3,676	—	(9)	3,667
Corporate bonds	6,233	68	(17)	6,284
Municipal bonds	6,925	2	—	6,927
Total	$21,442	$85	$(26)	$21,501
July 31, 2020:
Certificates of deposit*	$13,844	$58	$—	$13,902
U.S. Treasury bills	2,498	—	—	2,498
Municipal bonds	1,979	—	(16)	1,963
Total	$18,321	$58	$(16)	$18,363

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $5.0 million and $1.9 million in the three months ended January 31, 2021 and 2020, respectively, and $11.6 million and $2.7 million in the six months ended January 31, 2021 and 2020, respectively. There were no realized gains or realized losses from sales of debt securities in the three and six months ended January 31, 2021 and 2020. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2021 were as follows:

Fair Value
(in thousands)
Within one year	$9,688
After one year through five years	6,447
After five years through ten years	4,611
After ten years	755

Total	$21,501

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2021:
U.S. Treasury bills and notes	$9	$1,667
Corporate bonds	17	1,690
Total	$26	$3,357

July 31, 2020:
Municipal bonds	$16	$1,963

At January 31, 2021 and July 31, 2020, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 7—Equity Investments

Equity investments consist of the following:

	January 31, 2021	July 31, 2020
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2021 and July 31, 2020	$307	$59
Rafael Holdings, Inc. Class B common stock, 28,320 and 27,806 shares at January 31, 2021 and July 31, 2020, respectively	665	389
Fixed income mutual funds	23,374	5,516
Current equity investments	$24,346	$5,964

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,939	$3,825
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	2,416	—
Rafael Holdings, Inc. warrant	380	—
Hedge funds	3,481	4,783
Other	2,225	225
Noncurrent equity investments	$10,441	$8,833

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. (“Zedge”) to the Company’s stockholders of record as of the close of business on May 26, 2016. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge. The Company received the Zedge Class B common shares and the Rafael Class B common shares set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto.

On December 7, 2020, the Company purchased from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and a warrant to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The aggregate purchase price of $5.0 million was allocated $4.6 million to the shares and $0.4 million to the warrant based on their relative purchase date fair values. The fair value of the warrant on the acquisition date was estimated using a Black-Scholes valuation model that represents a Level 3 measurement. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding December 7, 2020. At January 31, 2021, these shares of Rafael’s Class B common stock and the warrant were not available for sale, assignment, or transfer. The value of the shares at January 31, 2021 of $5.1 million was included in “Other current assets” in the consolidated balance sheets.

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$2,109	$3,937	$4,109	$3,919
Redemption for Visa mandatory release assessment	—	—	(1,870)	—
Adjustment for observable transactions involving a similar investment from the same issuer	114	408	(16)	426
Impairments	—	—	—	—
Balance, end of the period	$2,223	$4,345	$2,223	$4,345

In the three months ended January 31, 2021 and the three and six months ended January 31, 2020, the Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million, $0.4 million, and $0.4 million, respectively, and in the six months ended January 31, 2021, the Company decreased the carrying value of the shares of Visa Series C Preferred it held by $16,000, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains for all equity investments included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Net gains recognized during the period on equity investments	$1,307	$383	$387	$409
Less: net gains and losses recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains recognized during the period on equity investments still held at the reporting date	$1,307	$383	$387	$409

Subsequent Event—MarketSpark, Inc.

On February 2, 2021, the Company paid $4.0 million to purchase shares of MarketSpark, Inc. Series B Convertible Preferred Stock representing 23.95% of the outstanding shares of MarketSpark on an as converted basis. MarketSpark, which is based in San Diego, California, replaces telephone lines in commercial buildings, such as the ones used in fire panels, elevators, emergency phone lines, point-of-sale terminals, and fax lines, with cellular connections.

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2021
Debt securities	$3,667	$17,834	$—	$21,501
Equity investments included in current assets	29,470	—	—	29,470
Equity investments included in noncurrent assets	—	2,416	2,319	4,735
Total	$33,137	$20,250	$2,319	$55,706

Contingent consideration included in other noncurrent liabilities	$—	$—	$(799)	$(799)

July 31, 2020
Debt securities	$2,498	$15,865	$—	$18,363
Equity investments included in current assets	5,964	—	—	5,964
Equity investments included in noncurrent assets	—	—	3,825	3,825
Total	$8,462	$15,865	$3,825	$28,152

Contingent consideration included in other noncurrent liabilities	$—	$—	$(396)	$(396)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At January 31, 2021 and July 31, 2020, the Company had $3.5 million and $4.8 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$1,825	$3,637	$3,825	$3,619
Purchase of Rafael Holdings, Inc. warrant	354	—	354	—
Redemption for Visa mandatory release assessment	—	—	(1,870)	—
Total gains recognized in “Other income, net”	140	408	10	426
Balance, end of period	$2,319	$4,045	$2,319	$4,045

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$391	$—	$396	$—
Transfer into Level 3 from acquisitions (see Note 9)	393	375	393	375
Total loss (gain) included in “Foreign currency translation adjustment”	15	(5)	10	(5)
Balance, end of period	$799	$370	$799	$370

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At January 31, 2021 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2021 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Acquisitions

On December 3, 2020, the Company’s subsidiary IDT International Telecom, Inc. (“IDTIT”) acquired 51% of the issued shares of a company that provides a digital distribution platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders via a single point application programming interface. The operating results of the acquired company from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The acquisition date fair value of the consideration consisted of the following (in thousands):

Cash paid	$2,732
Cash acquired	(344)
Cash paid, net of cash acquired	2,388
Contingent consideration	393
Total fair value of consideration, net of cash acquired	$2,781

The contingent consideration of $0.5 million will be paid (a) no later than November 30, 2021 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2020 and September 30, 2021; or (b) no later than November 30, 2022 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2021 and September 30, 2022. The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to January 31, 2021.

In addition, IDTIT paid the $0.1 million loan payable from the acquired company to the seller, and the loan payable was assigned to IDTIT. Also, a subsidiary of the Company and the seller entered into a Put/Call Option Agreement related to the 5% of the issued shares of the acquired company that were not sold to IDTIT (“Option Shares”). On February 2, 2021, the seller exercised its option to cause the Company’s subsidiary to purchase the Option Shares for $0.3 million. To date, the purchase of the Options Shares is still in process.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet was as follows (in thousands):

Trade accounts receivable	$656
Prepaid expenses	1,644
Property, plant and equipment	75
Goodwill	1,894
Customer relationships (15-year useful lives)	1,960
Tradenames (20-year useful lives)	440
Deferred income tax assets	197
Other assets	161
Trade accounts payable	(1,306)
Accrued expenses	(423)
Other current liabilities	(329)
Noncontrolling interests	(2,188)
Net assets excluding cash acquired	$2,781

The goodwill was assigned to the Traditional Communications segment and was attributable primarily to the assembled workforces and the expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes.

The Company’s pro forma results of operations as if the acquisition occurred on August 1, 2019 were not materially different from the actual results of operations.

Ringsouth Europa, S.L.

On December 11, 2019, the Company’s subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L. (“Ringsouth”), a regional provider of cloud communications services to businesses in Spain. The acquisition date fair value of the consideration consisted of the following:

Cash paid	$450
Contingent consideration	375
Total fair value of consideration	$825

Ringsouth’s operating results from the date of acquisition, which were not significant, were included in the Company’s consolidated financial statements. The Company’s pro forma results of operations as if the Ringsouth acquisition occurred on August 1, 2019 were not materially different from the actual results of operations.

Note 10—Other Operating Gain (Expense), Net

The following table summarizes the other operating gain (expense), net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees net of insurance claims	$(306)	$(160)	$(4)	$(421)
net2phone-UCaaS—other, net	(100)	(63)	(100)	(63)
Traditional Communications—gain from sale of rights under class action lawsuit	2,000	—	2,000	—
Traditional Communications—net2phone indemnification claim	(387)	(169)	(387)	(534)
Traditional Communications—Carrier Services settlement	—	—	(554)	—
Traditional Communications—accrual for non-income related taxes related to a foreign subsidiary	—	—	—	(2,150)
Total other operating gain (expense), net	$1,207	$(392)	$955	$(3,168)

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013. As discussed in Note 14, there is a pending putative class action on behalf of Straight Path’s stockholders and derivative complaint naming the Company, among others. The Company incurred legal fees of $1.4 million and $0.6 million in the three months ended January 31, 2021 and 2020, respectively, and $1.7 million and $1.2 million in the six months ended January 31, 2021 and 2020, respectively, related to this action. Also, the Company recorded offsetting gains from insurance claims for this matter of $1.1 million and $0.4 million in the three months ended January 31, 2021 and 2020, respectively, and $1.7 million and $0.8 million in the six months ended January 31, 2021 and 2020, respectively.

Gain from Sale of Rights under Class Action Lawsuit

On December 21, 2020, the Company received $2.0 million from the sale to a third party of all its rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws.

Indemnification Claim

In June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Accrual for Non-Income Related Taxes

In the six months ended January 31, 2020, the Company recorded an accrual for non-income related taxes related to one of its foreign subsidiaries.

Note 11—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. There were no repurchases under the program in six months ended January 31, 2020. At January 31, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

 In the six months ended January 31, 2021 and 2020, the Company paid $1.3 million and $0.3 million, respectively, to repurchase 109,381 and 37,348 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units (“DSUs”) and restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

The Company has an existing equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On January 5, 2021, the second vesting date under the program, in accordance with the program and based on elections made by certain grantees, the Company issued 283,838 shares of its Class B common stock in respect of vested DSUs. Based on those elections, vesting for 19,919 DSUs was delayed until January 5, 2022. At January 31, 2021, there were 154,169 unvested DSUs outstanding, all of which are eligible to vest (if the conditions therefor are satisfied) on January 5, 2022.

2015 Stock Option and Incentive Plan

In the six months ended January 31, 2021 and 2020, the Company received proceeds from the exercise of stock options of $0.7 million and $0.3 million, respectively, for which the Company issued 81,041 and 32,551 shares, respectively, of its Class B common stock.

Grant of Restricted Equity in net2phone 2.0, Inc.

On December 31, 2020, the previously approved compensatory arrangement with each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received fifty restricted shares of net2phone 2.0, Inc. (“net2phone 2.0”) Class B common stock, which represents 5% of the outstanding common stock of net2phone 2.0. net2phone 2.0 is a new entity that owns and operates the net2phone-UCaaS segment. The restricted shares will vest if: (a) for any fiscal quarter of net2phone 2.0 between November 1, 2020 and October 31, 2023, net2phone 2.0 records subscription revenue that is at least $18 million, and (b) as of October 31, 2023, the valuation of net2phone 2.0 is $100 million or more. The restricted shares will also vest in the event, prior to October 31, 2023, net2phone 2.0 or its assets are sold at an equity valuation and on a cash-free basis of $100 million or more, regardless of whether the revenue threshold was satisfied prior thereto. The restricted shares entitle each grantee to proceeds only on a sale, spin-off, initial public offering, or other monetization of net2phone 2.0 and have protection from dilution for the first $15 million invested in the net2phone 2.0 following the grant. The aggregate estimated fair value on the grant date was $0.2 million, which will be recognized over the vesting period.

Note 12—Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Basic weighted-average number of shares	25,362	26,320	25,448	26,300
Effect of dilutive securities:
Stock options	9	—	4	—
Non-vested restricted Class B common stock	342	131	335	—
Diluted weighted-average number of shares	25,713	26,451	25,787	26,300

The following shares were excluded from the calculation of diluted earnings (loss) per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Stock options	1,035	1,190	1,070	1,190
Non-vested restricted Class B common stock	—	—	—	520
Shares excluded from the calculation of diluted earnings per share	1,035	1,190	1,070	1,710

In the three and six months ended January 31, 2021 and in the three months ended January 31, 2020, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. The diluted loss per share equals basic loss per share in the six months ended January 31, 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive (loss) income were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2020	$42	$(7,452)	$(7,410)
Other comprehensive income (loss) attributable to IDT Corporation	17	(1,564)	(1,547)
Balance, January 31, 2021	$59	$(9,016)	$(8,957)

Note 14—Commitments and Contingencies

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

COVID-19 had mixed financial impacts on the Company during the third and fourth quarters of fiscal 2020, and the first and second quarters of fiscal 2021.

Legal Proceedings

On January 22, 2019, Jose Rosales filed a putative class action against IDT America, IDT Domestic Telecom and IDT International in California state court alleging certain violations of employment law. Plaintiff alleges that these companies failed to compensate members of the putative class in accordance with California law. In August 2019, the Company filed a cross complaint against Rosales alleging trade secret and other violations. The parties are now seeking court approval of a settlement agreement.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery. The trial is currently scheduled for December 6, 2021. The Company intends to vigorously defend this matter (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At January 31, 2021 and July 31, 2020, the Company’s accrued expenses included $41.1 million and $40.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2021, the Company had purchase commitments of $1.3 million primarily for certain equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2021, the Company had aggregate performance bonds of $19.8 million outstanding.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2021 and July 31, 2020, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $9.8 million and $11.0 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 15—Other Income, Net

Other income, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2021	2020	2021	2020
	(in thousands)
Foreign currency transaction gains	$1,893	$278	$1,466	$949
Write-off of tax assets related to prior periods	—	(139)	—	(613)
Gain on investments	1,307	383	387	409
Other	(30)	28	(61)	40
Total other income, net	$3,170	$550	$1,792	$785

Note 16—Recently Issued Accounting Standards Not Yet Adopted

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

COVID-19 had mixed financial impacts on our businesses during the third and fourth quarters of fiscal 2020, and the first and second quarters of fiscal 2021. It drove significant increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels during the latter half of March and into April 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Conversely, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter. National Retail Solutions, or NRS, was slightly impacted by the closure of some of its retailers in the third quarter, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. net2phone-Unified Communications as a Service, or UCaaS’, customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and have remained strong in our United States and Canadian markets. Carrier Services’ revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

As of the date of this report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2022. Looking ahead, current economic conditions, if enduring, may create additional hardship for many of our customers. Over the longer term, sustained levels of high unemployment along with declining economic activity and less favorable foreign exchange market conditions could materially and adversely impact us by dampening demand for both our retail and wholesale offerings. The situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition and cash flows.

Three and Six Months Ended January 31, 2021 Compared to Three and Six Months Ended January 31, 2020

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

Fintech Segment

Fintech, which represented 5.4% and 3.0% of our total revenues in the three months ended January 31, 2021 and 2020, respectively, and 5.6% and 2.9% of our total revenues in the six months ended January 31, 2021 and 2020, respectively, comprises BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and NRS, operator of a nationwide point of sale, or POS, retail network providing payment processing, digital advertising, transaction data, and ancillary services. BOSS Revolution Money Transfer and NRS were previously included in our Telecom & Payment Services segment.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Revenues:
BOSS Revolution Money Transfer	$13.3	$7.6	$5.7	73.4%	$28.4	$14.9	$13.5	91.3%
National Retail Solutions	5.2	2.1	3.1	150.7	10.2	4.4	5.8	128.7
Total revenues	18.5	9.7	8.8	89.9	38.6	19.3	19.3	99.9
Direct cost of revenues	6.5	4.4	2.1	46.6	12.7	8.2	4.5	53.7
Selling, general and administrative	11.8	8.2	3.6	44.2	22.2	16.3	5.9	35.9
Depreciation and amortization	0.4	0.3	0.1	47.6	0.8	0.6	0.2	45.1
(Loss) income from operations	$(0.2)	$(3.2)	$3.0	92.2%	$2.9	$(5.8)	$8.7	149.4%

Revenues. Revenues from BOSS Revolution Money Transfer increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 driven primarily by increased transaction volume in its digital channel. The revenue increases also reflected a significant but diminished benefit from the transient foreign exchange market conditions that positively impacted BOSS Revolution Money Transfer’s results in the fourth quarter of fiscal 2020 and first quarter of fiscal 2021 but mostly dissipated by the end of the second quarter of fiscal 2021. Revenues from NRS increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising offerings.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to the increase in revenues. Direct cost of revenues for both BOSS Revolution Money Transfer and NRS increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020.

	Three months ended January 31,			Six months ended January 31,
	2021	2020	Change	2021	2020	Change
Direct cost of revenues as a percentage of revenues	35.0%	45.3%	(10.3)%	32.9%	42.7%	(9.8)%

Direct cost of revenues as a percentage of revenues decreased 1,030 and 980 basis points in the three and six months ended January 31, 2021, respectively, compared to the similar periods in fiscal 2020 due to decreases in direct cost of revenues as a percentage of revenues in BOSS Revolution Money Transfer. BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues decreased largely from increased foreign exchange revenue derived, in part, from strategies leveraging the U.S. dollar.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to increases in employee compensation, marketing, debit and credit card processing charges, and sales commissions. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Revolution apps and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 64.0% from 84.3% in the three months ended January 31, 2021 and 2020, respectively, and decreased to 57.5% from 84.6% in the six months ended January 31, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 3.2% and 2.4% of our total revenues in the three months ended January 31, 2021 and 2020, respectively, and 3.0% and 2.3% of our total revenues in the six months ended January 31, 2021 and 2020, respectively, comprises net2phone’s cloud communications offerings, which were previously included in our net2phone segment.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Revenues	$10.7	$7.9	$2.8	35.7%	$20.4	$15.1	$5.3	34.7%
Direct cost of revenues	1.9	1.6	0.3	19.3	3.9	3.1	0.8	27.1
Selling, general and administrative	10.8	9.0	1.8	19.7	21.2	17.4	3.8	21.0
Depreciation and amortization	1.1	1.0	0.1	15.8	2.3	2.0	0.3	13.3
Other operating expense, net	0.1	0.1	—	58.7	0.1	0.1	—	58.7
Loss from operations	$(3.2)	$(3.8)	$0.6	14.2%	$(7.1)	$(7.5)	$0.4	5.8%

Revenues.  net2phone-UCaaS’s revenues increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily driven by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 56% to 190,000 at January 31, 2021 from 122,000 at January 31, 2020 and from 154,000 at July 31, 2020. Subscription revenue increased 36.1% to $10.1 million in the three months ended January 31, 2021 from $7.4 million in the three months ended January 31, 2020 and increased 34.0% to $19.1 million in the six months ended January 31, 2021 from $14.3 million in the six months ended January 31, 2020, led by growth in the U.S. market. net2phone-UCaaS launched its integration with Slack in the three months ended January 31, 2021, building on its prior integrations with Zoho and Microsoft Teams. More recently, net2phone-UCaaS launched an integration with Salesforce. Also, in November 2020, net2phone-UCaaS announced it had launched its service in Peru, and expanded coverage to six additional cities in Brazil in December 2020.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to the increase in revenues, with the largest increases in the United States and South America.

	Three months ended January 31,			Six months ended January 31,
	2021	2020	Change	2021	2020	Change
Direct cost of revenues as a percentage of revenues	17.7%	20.1%	(2.4)%	19.2%	20.4%	(1.2)%

Direct cost of revenues as a percentage of revenues decreased 240 and 120 basis points in the three and six months ended January 31, 2021, respectively, compared to the similar periods in fiscal 2020 primarily because of decreases in direct cost of revenues as a percentage of revenues in the United States.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 100.6% from 114.0% in the three months ended January 31, 2021 and 2020, respectively, and decreased to 103.9% from 115.6% in the six months ended January 31, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 due to increased depreciation of net2phone-UCaaS’ customer premises equipment and capitalized costs of consultants and employees developing internal use software.

Other Operating Expense, net.  Other operating expense, net of $0.1 million in the three and six months ended January 31, 2021 was due to the settlement of a legal matter. Other operating expense, net of $0.1 million in the three and six months ended January 31, 2020 was due to the write-off of certain capitalized assets related to a cancelled project.

Traditional Communications Segment

The Traditional Communications segment, which represented 91.4% and 94.6% of our total revenues in the three months ended January 31, 2021 and 2020, respectively, and 91.4% and 94.8% of our total revenues in the six months ended January 31, 2021 and 2020, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, and Carrier Services, a wholesale provider of  international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in our Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in our net2phone segment.

Traditional Communications’ most significant revenue streams are from Mobile Top-Up, BOSS Revolution Calling, and Carrier Services. Mobile Top-Up and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2021	2020	$/#	%	2021	2020	$/#	%
	(in millions)
Revenues:
Mobile Top-Up	$96.6	$75.8	$20.8	27.3%	$192.4	$152.7	$39.7	26.0%
BOSS Revolution Calling	113.9	113.9	—	—	231.2	231.2	—	—
Carrier Services	87.1	101.6	(14.5)	(14.3)	174.9	215.2	(40.3)	(18.7)
Other	12.9	14.9	(2.0)	(13.2)	25.7	30.6	(4.9)	(16.2)
Total revenues	310.5	306.2	4.3	1.4	624.2	629.7	(5.5)	(0.9)
Direct cost of revenues	(260.8)	(256.7)	(4.1)	(1.6)	(525.7)	(530.9)	5.2	1.0
Selling, general and administrative	(29.7)	(34.2)	4.5	13.3	(59.0)	(68.8)	9.8	14.3
Depreciation and amortization	(2.8)	(3.8)	1.0	26.3	(5.8)	(7.9)	2.1	25.9
Severance	(0.1)	(0.5)	0.4	70.6	(0.3)	(1.1)	0.8	77.0
Other operating gain (expense), net	1.6	(0.2)	1.8	nm	1.1	(2.7)	3.8	139.5

Income from operations	$18.7	$10.8	$7.9	73.3%	$34.5	$18.3	$16.2	88.6%
Minutes of use:
BOSS Revolution Calling	898	958	(60)	(6.3)	1,825	1,960	(135)	(6.9)
Carrier Services	2,808	3,928	(1,120)	(28.5)	5,725	8,242	(2,517)	(30.5)

nm—not meaningful

Revenues. Revenues from Mobile Top-Up increased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 due to the addition of new mobile partners and increasing demand for data-centric top-up bundles.

Revenues from BOSS Revolution Calling were substantially unchanged in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 because COVID-19 related demand in the three and six months ended January 31, 2021 slowed the rate of decline in BOSS Revolution Calling revenue that we have experienced in recent periods. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended January 31, 2021 compared to the similar period in fiscal 2020 primarily due to an increase in Mobile Top-Up’s direct cost of revenues in the three months ended January 31, 2021 compared to the similar period in fiscal 2020, partially offset by decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in the three months ended January 31, 2021 compared to the similar period in fiscal 2020. Direct cost of revenues decreased in the six months ended January 31, 2021 compared to the similar period in fiscal 2020 primarily due to decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in the six months ended January 31, 2021 compared to the similar period in fiscal 2020, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the six months ended January 31, 2021 compared to the similar period in fiscal 2020.

	Three months ended January 31,			Six months ended January 31,
	2021	2020	Change	2021	2020	Change

Direct cost of revenues as a percentage of revenues	84.0%	83.8%	0.2%	84.2%	84.3%	(0.1)%

Direct cost of revenues as a percentage of revenues increased 20 basis points in the three months ended January 31, 2021 compared to the similar period in fiscal 2020 and direct cost of revenues as a percentage of revenues decreased 10 basis points in the six months ended January 31, 2021 compared to the similar period in fiscal 2020. Direct cost of revenues as a percentage of revenues decreased in Mobile Top-Up and BOSS Revolution Calling in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to the continued migration of customers to digital platforms. The increased adoption of our digital, direct-to-consumer channels is expected to endure and contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily due to decreases in employee compensation, stock-based compensation, marketing expense, travel and related expense, and consulting fees, partially offset by increases in debit and credit card processing charges. The increases in card processing charges were the result of the shift in the sales of our consumer offerings from cash transactions at retailers to credit and debit card transactions through our BOSS Revolution apps and other digital channels. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 9.6% from 11.2% in the three months ended January 31, 2021 and 2020, respectively, and decreased to 9.4% from 10.9% in the six months ended January 31, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended January 31, 2021 and 2020, we incurred severance expense of $0.1 million and $0.5 million, respectively, and in the six months ended January 31, 2021 and 2020, we incurred severance expense of $0.3 million and $1.1 million, respectively.

Other Operating Gain (Expense), net.  Other operating gain, net in the three and six months ended January 31, 2021 included $2.0 million received from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws. Other operating gain (expense), net also included expense for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $0.4 million and $0.2 million in the three months ended January 31, 2021 and 2020, respectively, and $0.4 million and $0.5 million in the six months ended January 31, 2021 and 2020, respectively. Other operating gain, net in the six months ended January 31, 2021 also included expense for a Carrier Services settlement of a claim for $0.6 million. In addition, other operating expense, net in the six months ended January 31, 2020 included an accrual for non-income related taxes related to one of our foreign subsidiaries of $2.2 million.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
General and administrative	$2.0	$2.3	$(0.3)	(15.4)%	$4.1	$4.6	$(0.5)	(9.7)%
Other operating expense, net	0.3	0.2	0.1	90.4	—	0.4	(0.4)	(99.1)
Loss from operations	$2.3	$2.5	$(0.2)	(8.2)%	$4.1	$5.0	$(0.9)	(16.7)%

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

General and Administrative. Corporate general and administrative expense decreased in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 primarily because of a decrease in stock-based compensation. In addition, employee compensation decreased in the three months ended January 31, 2021 compared to the similar period in fiscal 2020 and increased in the six months ended January 31, 2021 compared to the similar period in fiscal 2020. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.6% and 0.7% in the three months ended January 31, 2021 and 2020, respectively, and 0.6% and 0.7% in the six months ended January 31, 2021 and 2020, respectively.

Other Operating Expense, net. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. As discussed in Note 14 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, there is a pending putative class action on behalf of Straight Path’s stockholders and derivative complaint naming us, among others. We incurred legal fees of $1.4 million and $0.6 million in the three months ended January 31, 2021 and 2020, respectively, and $1.7 million and $1.2 million in the six months ended January 31, 2021 and 2020, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $1.1 million and $0.4 million in the three months ended January 31, 2021 and 2020, respectively, and $1.7 million and $0.8 million in the six months ended January 31, 2021 and 2020, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income (loss) from operations.

Related Party Lease Costs. On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. We incurred lease costs of $0.5 million in each of the three months ended January 31, 2021 and 2020, and $0.9 million in each of the six months ended January 31, 2021 and 2020, in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.4 million and $1.2 million in the three months ended January 31, 2021 and 2020, respectively, and $0.9 million and $2.5 million in the six months ended January 31, 2021 and 2020, respectively. The decreases in stock-based compensation expense in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 were primarily due to reductions in expense of deferred stock units granted in June 2019 and stock options. At January 31, 2021, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2024.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Income (loss) from operations	$12.9	$1.3	$11.6	876.8%	$26.2	$(0.1)	$26.3	nm
Interest income, net	0.1	0.2	(0.1)	(28.7)	0.1	0.5	(0.4)	(79.0)%
Other income, net	3.2	0.6	2.6	476.4	1.8	0.8	1.0	128.3
Provision for income taxes	(3.0)	(1.2)	(1.8)	(160.1)	(6.5)	(1.7)	(4.8)	(279.1)
Net income (loss)	13.2	0.9	12.3	nm	21.6	(0.5)	22.1	nm
Net income attributable to noncontrolling interests	(0.1)	—	(0.1)	(446.4)	(0.2)	(0.1)	(0.1)	(255.6)
Net income (loss) attributable to IDT Corporation	$13.1	$0.9	$12.2	nm	$21.4	$(0.6)	$22.0	nm

nm—not meaningful

Other Income, net. Other income, net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2021	2020	2021	2020
	(in millions)
Foreign currency transaction gains	$1.9	$0.3	$1.5	$0.9
Write-off of tax assets related to prior periods	—	(0.1)	—	(0.6)
Gain on investments	1.3	0.4	0.4	0.4
Other	—	—	(0.1)	0.1
Total other income, net	$3.2	$0.6	$1.8	$0.8

Provision for Income Taxes. The increase in income tax expense in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2021 compared to the similar periods in fiscal 2020 was primarily due to a reduction in the net loss of NRS. In addition, in the three and six months ended January 31, 2021, we had new noncontrolling interests from a business acquisition, and in net2phone 2.0, Inc., or net2phone 2.0. On December 3, 2020, we acquired 51% of the issued shares of a company that provides a digital distribution platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders via a single point application programming interface. On December 31, 2020, the previously approved compensatory arrangement with each of Howard S. Jonas, the Chairman of our Board of Directors, and Shmuel Jonas, our Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received fifty restricted shares of net2phone 2.0, Class B common stock, which represents 5% of the outstanding common stock of net2phone 2.0. net2phone 2.0 is a new entity that owns and operates our net2phone-UCaaS segment.

Liquidity and Capital Resources

General

As of the date of this report, including the impact of COVID-19, we currently expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2022.

At January 31, 2021, we had cash, cash equivalents, debt securities, and current equity investments of $125.3 million and working capital (current assets in excess of current liabilities) of $15.1 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At January 31, 2021, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $9.8 million held by IDT Payment Services that was unavailable for other purposes.

	Six months ended January 31,
	2021	2020
	(in millions)
Cash flows provided by (used in):
Operating activities	$25.6	$(23.3)
Investing activities	(39.1)	(14.4)
Financing activities	(4.0)	(0.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	5.6	14.1
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(11.9)	$(24.1)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $58.5 million at January 31, 2021 from $50.3 million at July 31, 2020 primarily due to amounts billed in the six months ended January 31, 2021 in excess of collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $39.2 million at January 31, 2021 from $40.1 million at July 31, 2020 primarily due to decreases in the BOSS Revolution Calling and net2phone-Platform Services deferred revenue balances.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $109.7 million at January 31, 2021 from $116.0 million at July 31, 2020 mainly because of the decline of the bank’s travel related programs due to the effect of COVID-19, partially offset by an increase of $4.8 million due to the change in the foreign exchange rate. Our restricted cash and cash equivalents included $109.8 million and $116.3 million at January 31, 2021 and July 31, 2020, respectively, held by the bank.

On December 21, 2020, we received $2.0 million from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws.

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

Investing Activities

Our capital expenditures were $8.8 million and $7.7 million in the six months ended January 31, 2021 and 2020, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending January 31, 2022 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On December 3, 2020, our subsidiary IDT International Telecom, Inc. acquired 51% of the issued shares of a company for $2.4 million, net of cash acquired. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration is $0.5 million that will be paid (a) no later than November 30, 2021 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2020 and September 30, 2021; or (b) no later than November 30, 2022 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2021 and September 30, 2022. Also, one of our subsidiaries and the seller entered into a Put/Call Option Agreement related to the 5% of the issued shares of the acquired company that were not sold to us. On February 2, 2021, the seller exercised its option to cause us to purchase these shares for $0.3 million. To date, the purchase of the shares is still in process.

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

On December 7, 2020, we purchased from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and a warrant to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The aggregate purchase price was $5.0 million. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding December 7, 2020.

Purchases of debt securities and equity investments were $34.4 million and $9.0 million in the six months ended January 31, 2021 and 2020, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $11.6 million and $2.7 million in the six months ended January 31, 2021 and 2020, respectively.

Financing Activities

We distributed cash of $0.4 million and $0.5 million in the six months ended January 31, 2021 and 2020, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the six months ended January 31, 2021 and 2020, we repaid financing-related other liabilities of $56,000 and $79,000, respectively.

Our subsidiary, IDT Telecom, Inc., had a credit agreement, dated as of January 31, 2020, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement terminated on July 15, 2020. In the six months ended January 31, 2020, IDT Telecom borrowed and repaid an aggregate of $0.3 million under the facility. We will seek to enter into a similar credit agreement in fiscal 2021.

In the six months ended January 31, 2021, we received proceeds from the exercise of stock options of $0.7 million for which we issued 81,041 shares of our Class B common stock. In the six months ended January 31, 2020, we received proceeds from the exercise of stock options of $0.3 million for which we issued 32,551 shares of our Class B common stock.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2021, we repurchased 463,792 shares of our Class B common stock for an aggregate purchase price of $2.8 million. There were no repurchases under the program in the six months ended January 31, 2020. At January 31, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2021 and 2020, we paid $1.3 million and $0.3 million, respectively, to repurchase 109,381 and 37,348 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units and restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

Following the end of the second quarter of fiscal 2021, on February 2, 2021, we paid $4.0 million to purchase shares of MarketSpark, Inc. Series B Convertible Preferred Stock representing 23.95% of the outstanding shares of MarketSpark on an as converted basis. MarketSpark, which is based in San Diego, California, replaces telephone lines in commercial buildings, such as the ones used in fire panels, elevators, emergency phone lines, point-of-sale terminals, and fax lines, with cellular connections.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at January 31, 2021:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$1.3	$1.3	$—	$—	$—
Connectivity obligations under service agreements	1.4	1.0	0.4	—	—
Operating leases including short-term leases	10.0	3.2	4.5	2.3	—
Total contractual obligations (1)	$12.7	$5.5	$4.9	$2.3	$—

(1)	The above table does not include an aggregate of $19.8 million in performance bonds or $1.3 million in potential contingent consideration related to business acquisitions due to the uncertainty of the amount and/or timing of any such payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Note 14 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2021, we had aggregate performance bonds of $19.8 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 14 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, except for the following:

Our U.K.-based businesses and business between the U.K. and other countries face risks related to the United Kingdom leaving the European Union (“Brexit”).

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020 and had entered a transition period until December 31, 2020. The EU and the United Kingdom concluded the EU-UK Trade and Cooperation Agreement (the “TCA”) on December 24, 2020, which took effect provisionally on January 1, 2021 following the end of the formal transition period and will become formally applicable once ratified by both the United Kingdom and the EU. The TCA sets out the arrangements between the United Kingdom and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are still key aspects of the United Kingdom’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the United Kingdom and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the United Kingdom may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the United Kingdom's departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market, and fiscal conditions in the United Kingdom and the EU and to changes in any of these conditions.

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following the expiration of the Brexit transition period, the passporting rights previously enjoyed by IDTFS under EU law have ceased to be in effect. Although we are currently seeking an e-money license issued by an EU country, since this was not secured prior to expiration of the transition period, alternative arrangements were made with third parties to service customers in EU countries previously serviced by IDTFS. Our inability to service these customers will lead to a reduction in the revenues previously earned from them.

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman of the Board of Directors, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Eight trusts for the benefit of children of Howard S. Jonas, (the "Trusts"), our Chairman of the Board, collectively have voting power over 1,574,326 shares of our common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,382,371 shares of our Class B common stock, representing approximately 69.5% of the combined voting power of our outstanding capital stock, as of March 8, 2021. In addition, as of March 8, 2021, The HSJ 2020 IDT Annuity Trust holds 2,502,899 shares of our Class B common stock. Each of the Trusts has a different, independent trustee.

Howard S. Jonas serves as our Chairman of the Board, which is not an officer position.  However, he is our founder and served as an executive officer, including our Chief Executive Officer, for a very significant time period, and the members of the Board and management often look to him for guidance on major financial, operational and strategic matters.

Howard S. Jonas does not have the right to direct or control the voting of the shares of our common stock that is held by the Trusts, and the independent trustees hold sole voting and dispositive power over the common stock held by the Trusts. However, he is the trustor of the trusts and is the father of each of the beneficiaries of the Trusts and his views may be taken into account by the trustees and others related to the Trusts.

We are not aware of any voting agreement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, if all or several or all of the Trusts were to act in concert, or if we issued additional Class A common stock, certain or all of the Trusts and/or Howard S. Jonas along with holders of the Class A common stock would be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class A common stock have the ability to prevent any change in control transactions that may otherwise be in the best interest of stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2020	—	$—	—	5,768,497
December 1–31, 2020	—	$—	—	5,768,497
January 1–31, 2021 (2)	108,328	$12.33	—	5,768,497

Total	108,328	$12.33	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Consists of shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date and the proceeds utilized to pay the taxes due upon such vesting event.

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

IDT CORPORATION

March 12, 2021	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

March 12, 2021	By:	/s/ Marcelo Fischer
Marcelo Fischer Chief Financial Officer