Form 10-Q
period 2021-04-30
IDT CORP
filed 2021-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 2, 2021, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,186,856 shares outstanding (excluding 2,191,634 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2021	July 31, 2020
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$84,017	$84,860
Restricted cash and cash equivalents	110,992	116,362
Debt securities	16,852	18,363
Equity investments	37,586	5,964
Trade accounts receivable, net of allowance for doubtful accounts of $6,230 at April 30, 2021 and $6,085 at July 31, 2020	42,683	44,166
Prepaid expenses	45,960	33,115
Other current assets	15,959	19,302
Total current assets	354,049	322,132
Property, plant and equipment, net	31,110	30,061
Goodwill	14,943	12,858
Other intangibles, net	6,235	3,959
Equity investments	14,922	8,833
Operating lease right-of-use assets	8,363	9,490
Deferred income tax assets, net	22,530	8,512
Other assets	9,747	8,905
Total assets	$461,899	$404,750
Liabilities and equity
Current liabilities:
Trade accounts payable	$31,386	$31,147
Accrued expenses	126,119	125,544
Deferred revenue	42,771	40,114
Customer deposits	110,715	115,992
Other current liabilities	16,345	12,073
Total current liabilities	327,336	324,870
Operating lease liabilities	6,108	7,353
Other liabilities	1,295	1,388
Total liabilities	334,739	333,611
Commitments and contingencies	-
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2021 and July 31, 2020	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 26,343 and 25,961 shares issued and 24,151 and 24,345 shares outstanding at April 30, 2021 and July 31, 2020, respectively	263	260
Additional paid-in capital	277,125	277,443
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,192 and 1,616 shares of Class B common stock at April 30, 2021 and July 31, 2020, respectively	(60,413)	(56,221)
Accumulated other comprehensive loss	(8,390)	(7,410)
Accumulated deficit	(81,589)	(139,333)
Total IDT Corporation stockholders’ equity	127,029	74,772
Noncontrolling interests	131	(3,633)
Total equity	127,160	71,139
Total liabilities and equity	$461,899	$404,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands, except per share data)

Revenues	$373,831	$321,336	$1,057,022	$985,425
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	300,797	258,839	843,116	801,016
Selling, general and administrative (i)	55,148	52,630	161,591	159,853
Depreciation and amortization	4,425	5,239	13,381	15,718
Severance	184	602	439	1,714
Total costs and expenses	360,554	317,310	1,018,527	978,301
Other operating gain (expense), net (see Note 10)	595	(234)	1,550	(3,402)
Income from operations	13,872	3,792	40,045	3,722
Interest income, net	125	56	223	525
Other income (expense), net	3,815	(2,144)	5,608	(1,360)
Income before income taxes	17,812	1,704	45,876	2,887
Benefit from (provision for) income taxes	18,586	(1,319)	12,142	(3,020)
Net income (loss)	36,398	385	58,018	(133)
Net (income) loss attributable to noncontrolling interests	(50)	133	(274)	70
Net income (loss) attributable to IDT Corporation	$36,348	$518	$57,744	$(63)
Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$1.42	$0.02	$2.27	$(0.00)
Diluted	$1.39	$0.02	$2.23	$(0.00)

Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	25,530	26,371	25,475	26,323
Diluted	26,136	26,506	25,903	26,323

(i) Stock-based compensation included in selling, general and administrative expenses	$275	$810	$1,215	$3,341

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Net income (loss)	$36,398	$385	$58,018	$(133)
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(180)	84	(163)	84
Foreign currency translation adjustments	747	(647)	(817)	(2,364)
Other comprehensive income (loss)	567	(563)	(980)	(2,280)
Comprehensive income (loss)	36,965	(178)	57,038	(2,413)
Comprehensive (income) loss attributable to noncontrolling interests	(50)	133	(274)	70
Comprehensive income (loss) attributable to IDT Corporation	$36,915	$(45)	$56,764	$(2,343)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended April 30, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2021	$33	$263	$276,871	$(60,413)	$(8,957)	$(117,937)	$556	$90,416
Business acquisition	—	—	(21)	—	—	—	(247)	(268)
Stock-based compensation	—	—	275	—	—	—	—	275
Distributions to noncontrolling interests	—	—	—	—	—	—	(228)	(228)
Other comprehensive loss	—	—	—	—	567	—	—	567
Net income	—	—	—	—	—	36,348	50	36,398
BALANCE AT APRIL 30, 2021	$33	$263	$277,125	$(60,413)	$(8,390)	$(81,589)	$131	$127,160

	Nine Months Ended April 30, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2020	$33	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	686	—	—	—	—	686
Repurchases of Class B common stock through repurchase program	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	(1,343)	—	—	—	(1,343)
Grant of restricted equity in subsidiary (see Note 11).	—	—	(2,195)	—	—	—	2,195	—
Business acquisition	—	—	(21)	—	—	—	1,941	1,920
Stock-based compensation	—	3	1,212	—	—	—	—	1,215
Distributions to noncontrolling interests	—	—	—	—	—	—	(646)	(646)
Other comprehensive loss	—	—	—	—	(980)	—	—	(980)
Net income	—	—	—	—	—	57,744	274	58,018
BALANCE AT APRIL 30, 2021	$33	$263	$277,125	$(60,413)	$(8,390)	$(81,589)	$131	$127,160

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended April 30,
	2021	2020
	(in thousands)
Operating activities
Net income (loss)	$58,018	$(133)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,381	15,718
Deferred income taxes	(13,811)	2,912
Provision for doubtful accounts receivable	1,220	2,282
Stock-based compensation	1,215	3,341
(Gain) loss on investments	(4,923)	814
Change in assets and liabilities:
Trade accounts receivable	1,626	8,374
Prepaid expenses, other current assets, and other assets	(7,961)	(13,080)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(2,154)	(18,894)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(11,078)	(67,273)
Deferred revenue	2,611	(4,704)
Net cash provided by (used in) operating activities	38,144	(70,643)
Investing activities
Capital expenditures	(13,455)	(11,861)
Payments for acquisitions, net of cash acquired	(2,656)	(450)
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	(5,000)	—
Exercise of warrant to purchase shares of Rafael Holdings, Inc. Class B common stock	(1,000)	—
Purchase of series B convertible preferred stock in equity method investment	(4,000)	—
Purchases of debt securities and equity investments	(39,347)	(14,790)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	18,670	4,317
Net cash used in investing activities	(46,788)	(22,784)
Financing activities
Distributions to noncontrolling interests	(646)	(680)
Repayment of other liabilities.	(69)	(449)
Proceeds from note payable	—	10,000
Repayment of note payable	—	(10,000)
Repayments of borrowings under revolving credit facility	—	(1,429)
Proceeds from borrowings under revolving credit facility	—	1,429
Proceeds from exercise of stock options	686	276
Repurchases of Class B common stock	(4,192)	(478)
Net cash used in financing activities	(4,221)	(1,331)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	6,652	4,012
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(6,213)	(90,746)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	201,222	257,199
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$195,009	$166,453
Supplemental schedule of non-cash investing and financing activities
Liabilities incurred for acquisition	$393	$375

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2021. The balance sheet at July 31, 2020 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Traditional Communications segment includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in the Company’s Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in the Company’s net2phone segment.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2021
Revenues	$16,644	$11,255	$345,932	$—	$373,831
(Loss) income from operations	(1,403)	(3,684)	20,074	(1,115)	13,872

Three Months Ended April 30, 2020
Revenues	$14,684	$8,103	$298,549	$—	$321,336
Income (loss) from operations	142	(3,643)	9,503	(2,210)	3,792

Nine Months Ended April 30, 2021
Revenues	$55,229	$31,621	$970,172	$—	$1,057,022
Income (loss) from operations	1,487	(10,744)	54,575	(5,273)	40,045

Nine Months Ended April 30, 2020
Revenues	$33,982	$23,225	$928,218	$—	$985,425
(Loss) income from operations	(5,705)	(11,137)	27,771	(7,207)	3,722

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Revolution Money Transfer, NRS, and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the Company’s core assets, and revenue is primarily recognized at a point in time, and in some cases (mainly net2phone-UCaaS) is recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from Mobile Top-Up, BOSS Revolution Calling, and Carrier Services. Mobile Top-Up and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
BOSS Revolution Money Transfer	$10,259	$11,817	$38,697	$26,679
National Retail Solutions	6,385	2,867	16,532	7,303
Total Fintech	16,644	14,684	55,229	33,982
net2phone-UCaaS	11,255	8,103	31,621	23,225
Mobile Top-Up	132,603	85,139	325,001	237,808
BOSS Revolution Calling	111,412	112,536	342,665	343,731
Carrier Services	88,643	87,435	263,571	302,613
Other	13,274	13,439	38,935	44,066
Total Traditional Communications	345,932	298,549	970,172	928,218
Total	$373,831	$321,336	$1,057,022	$985,425

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On July 31, 2020, the Company restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the Netherlands to the United States.

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Three Months Ended April 30, 2021
United States	$16,644	$5,839	$240,442	$262,925
Outside the United States:
United Kingdom	—	—	92,800	92,800
Netherlands	—	—	7	7
Other	—	5,416	12,683	18,099
Total outside the United States	—	5,416	105,490	110,906
Total	$16,644	$11,255	$345,932	$373,831

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Three Months Ended April 30, 2020
United States	$14,684	$3,988	$205,982	$224,654
Outside the United States:
United Kingdom	—	3	26,360	26,363
Netherlands	—	—	52,237	52,237
Other	—	4,112	13,970	18,082
Total outside the United States	—	4,115	92,567	96,682
Total	$14,684	$8,103	$298,549	$321,336

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Nine Months Ended April 30, 2021
United States	$55,229	$16,597	$776,391	$848,217
Outside the United States:
United Kingdom	—	—	154,150	154,150
Netherlands	—	—	14	14
Other	—	15,024	39,617	54,641
Total outside the United States	—	15,024	193,781	208,805
Total	$55,229	$31,621	$970,172	$1,057,022

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Nine Months Ended April 30, 2020
United States	$33,982	$10,954	$626,424	$671,360
Outside the United States:
United Kingdom	—	10	98,304	98,314
Netherlands	—	—	156,870	156,870
Other	—	12,261	46,620	58,881
Total outside the United States	—	12,271	301,794	314,065
Total	$33,982	$23,225	$928,218	$985,425

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at April 30, 2021 and July 31, 2020 had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$21,926	$23,572	$27,665	$31,288

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

The Company’s deferred customer contract acquisition costs were as follows:

	April 30, 2021	July 31, 2020
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$3,493	$2,350
Deferred customer contract acquisition costs included in “Other assets”	3,206	2,384
Total	$6,699	$4,734

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Amortization of deferred customer contract acquisition costs	$950	$616	$2,581	$1,781

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

On March 26, 2018, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”) to the Company’s stockholders of record as of the close of business on March 13, 2018 (the “Rafael Spin-Off”). Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Company leases office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended April 30, 2021 and 2020, the Company incurred lease costs of $0.5 million, and in each of the nine months ended April 30, 2021 and 2020, the Company incurred lease costs of $1.4 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Operating lease cost	$700	$707	$2,125	$2,130
Short-term lease cost	217	66	412	198

Total lease cost	$917	$773	$2,537	$2,328

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$694	$687	$2,076	$2,056

	April 30, 2021	July 31, 2020
Weighted-average remaining lease term-operating leases	3.5 years	4.2 years
Weighted-average discount rate-operating leases	2.9%	3.12%

On September 1, 2020, the Company entered into a new lease with an aggregate operating lease liability of $0.6 million. The Company’s aggregate operating lease liability was as follows:

	April 30, 2021	July 31, 2020
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,516	$2,350
Operating lease liabilities included in noncurrent liabilities	6,108	7,353
Total	$8,624	$9,703

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending April 30:
2022	$2,787
2023	2,489
2024	1,949
2025	1,853
2026	33
Thereafter	—
Total lease payments	9,111
Less imputed interest	(487)
Total operating lease liabilities	$8,624

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	April 30, 2021	July 31, 2020
	(in thousands)
Cash and cash equivalents	$84,017	$84,860
Restricted cash and cash equivalents	110,992	116,362
Total cash, cash equivalents, and restricted cash and cash equivalents	$195,009	$201,222

At April 30, 2021 and July 31, 2020, restricted cash and cash equivalents included $110.9 million and $116.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2021:
Certificates of deposit*	$1,927	$—	$—	$1,927
U.S. Treasury bills and notes	1,672	—	(28)	1,644
Corporate bonds	6,283	21	(112)	6,192
Municipal bonds	7,091	—	(2)	7,089
Total	$16,973	$21	$(142)	$16,852

July 31, 2020:
Certificates of deposit*	$13,844	$58	$—	$13,902
U.S. Treasury bills	2,498	—	—	2,498
Municipal bonds	1,979	—	(16)	1,963
Total	$18,321	$58	$(16)	$18,363

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $7.1 million and $1.6 million in the three months ended April 30, 2021 and 2020, respectively, and $18.7 million and $4.3 million in the nine months ended April 30, 2021 and 2020, respectively. There were no realized gains or realized losses from sales of debt securities in the three and nine months ended April 30, 2021 and 2020. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2021 were as follows:

Fair Value
(in thousands)
Within one year	$5,048
After one year through five years	5,986
After five years through ten years	5,399
After ten years	419
Total	$16,852

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2021:
U.S. Treasury bills and notes	$28	$1,644
Corporate bonds	112	5,535
Municipal bonds	2	5,399
Total	$142	$12,578
July 31, 2020:
Municipal bonds	$16	$1,963

At April 30, 2021 and July 31, 2020, there were no securities in a continuous unrealized loss position for 12 months or longer.

Note 7—Equity Investments

Equity investments consist of the following:

	April 30, 2021	July 31, 2020
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2021 and July 31, 2020	$562	$59
Rafael Holdings, Inc. Class B common stock, 28,320 and 27,806 shares at April 30, 2021 and July 31, 2020, respectively	1,171	389
Rafael Holdings, Inc. restricted Class B common stock, 261,894 and nil shares at April 30, 2021 and July 31, 2020, respectively	10,827	—
Other marketable equity securities	1,956	—
Fixed income mutual funds	23,070	5,516
Current equity investments	$37,586	$5,964

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$2,343	$3,825
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	2,920	—
Series B convertible preferred stock in equity method investment	3,472	—
Hedge funds	3,462	4,783
Other	2,725	225
Noncurrent equity investments	$14,922	$8,833

On June 1, 2016, the Company completed a pro rata distribution of the common stock that the Company held in the Company’s subsidiary Zedge, Inc. (“Zedge”) to the Company’s stockholders of record as of the close of business on May 26, 2016. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge. The Company received the Zedge Class B common shares and the unrestricted Rafael Class B common shares set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto.

On December 7, 2020, the Company purchased from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and a warrant to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The aggregate purchase price of $5.0 million was allocated $4.6 million to the shares and $0.4 million to the warrant based on their relative purchase date fair values. The fair value of the warrant on the acquisition date was estimated using a Black-Scholes valuation model that represented a Level 3 measurement. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding the purchase date. On March 15, 2021, the Company exercised the warrant in full and purchased 43,649 shares of Rafael’s Class B common stock for cash of $1.0 million. At April 30, 2021, these 261,894 shares of Rafael’s Class B common stock were not available for sale, assignment, or transfer. These restrictions will lapse in June 2021 for 218,245 shares and September 2021 for 43,649 shares.

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$2,223	$4,345	$4,109	$3,919
Redemption for Visa mandatory release assessment	—	—	(1,870)	—
Adjustment for observable transactions involving a similar investment from the same issuer	404	(412)	388	14
Redemptions	(6)	—	(6)	—
Impairments	—	—	—	—
Balance, end of the period	$2,621	$3,933	$2,621	$3,933

In the three months ended April 30, 2021 and the nine months ended April 30, 2021 and 2020, the Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.4 million, $0.4 million, and $14,000, respectively, and in the three months ended April 30, 2020, the Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.4 million, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Net gains (losses) recognized during the period on equity investments	$5,435	$(1,226)	$5,822	$(817)
Less: net gains and losses recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$5,435	$(1,226)	$5,822	$(817)

Equity Method Investment

On February 2, 2021, the Company paid $4.0 million to purchase shares of series B convertible preferred stock of a communications company (the equity method investee, or “EMI”). The shares purchased represent 23.95% of the outstanding shares of the EMI on an as converted basis. The Company accounts for this investment using the equity method since the series B convertible preferred stock is in-substance common stock, and the Company can exercise significant influence over the operating and financial policies of the EMI.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Nine Months Ended April 30,
	2021	2020
	(in thousands)
Balance, beginning of period	$—	$—
Purchase of series B convertible preferred stock	4,000	—
Equity in the net loss of investee	(386)	—
Amortization of equity method basis difference	(142)	—

Balance, end of period	$3,472	$—

The Company determined that on the date of the acquisition, there was a difference of $2.7 million between its investment in the EMI and its proportional interest in the equity of the EMI, which represented the Company’s share of the EMI’s customer list on the date of acquisition. This basis difference is being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of operations, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other income (expense), net” (see Note 15).

Summarized unaudited statements of operations of the EMI from the date of acquisition was as follows:

	Three Months Ended April 30,
	2021	2020
	(in thousands)
Revenues	$718	$—
Costs and expenses:
Direct cost of revenues	804	—
Selling, general and administrative	1,525	—
Total costs and expenses	2,329	—
Loss from operations and net loss	$(1,611)	$—

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2021
Debt securities	$1,644	$15,208	$—	$16,852
Equity investments included in current assets	26,759	10,827	—	37,586
Equity investments included in noncurrent assets	—	2,920	2,343	5,263

Total	$28,403	$28,955	$2,343	$59,701

Contingent consideration included in other noncurrent liabilities	$—	$—	$(795)	$(795)

July 31, 2020
Debt securities	$2,498	$15,865	$—	$18,363
Equity investments included in current assets	5,964	—	—	5,964
Equity investments included in noncurrent assets	—	—	3,825	3,825

Total	$8,462	$15,865	$3,825	$28,152

Contingent consideration included in other noncurrent liabilities	$—	$—	$(396)	$(396)

(1)	–	quoted prices in active markets for identical assets or liabilities
(2)	–	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	–	no observable pricing inputs in the market

At April 30, 2021 and July 31, 2020, the Company had $3.5 million and $4.8 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$2,319	$4,045	$3,825	$3,619
Purchase of Rafael Holdings, Inc. warrant	—	—	354	—
Exercise of Rafael Holdings, Inc. warrant	(380)	—	(380)	—
Redemption for Visa mandatory release assessment	—	—	(1,870)	—
Total gains (losses) recognized in “Other income (expense), net”	404	(412)	414	14

Balance, end of period	$2,343	$3,633	$2,343	$3,633

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Balance, beginning of period	$799	$370	$396	$—
Transfer into Level 3 from acquisitions (see Note 9)	—	—	393	375
Total (gains) losses included in “Foreign currency translation adjustment”	(4)	(5)	6	(10)
Balance, end of period	$795	$365	$795	$365
Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At April 30, 2021 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2021 and July 31, 2020, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The contingent consideration of $0.5 million will be paid (a) no later than November 30, 2021 if the acquired company generates EBITDA (as defined in the purchase agreement) of no less than $1.0 million between October 1, 2020 and September 30, 2021; or (b) no later than November 30, 2022 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2021 and September 30, 2022. The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to April 30, 2021.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet was as follows (in thousands):

Trade accounts receivable	$656
Prepaid expenses	1,644
Property, plant and equipment	75
Goodwill	2,025
Customer relationships (15-year useful lives)	1,960
Tradenames (20-year useful lives)	440
Deferred income tax assets	197
Other assets	30
Trade accounts payable	(1,306)
Accrued expenses	(423)
Other current liabilities	(329)
Noncontrolling interests	(2,188)
Net assets excluding cash acquired	$2,781

Pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of the acquired company that the seller did not initially sell to IDTIT (“Option Shares”), the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million. The purchase of the Option Shares resulted in a $0.2 million reduction in “Noncontrolling interests” and a $21,000 reduction in “Additional paid-in capital” in the consolidated balance sheets.

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

December 11, 2019
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

Note 10—Other Operating Gain (Expense), Net

The following table summarizes the other operating gain (expense), net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Corporate—Straight Path Communications Inc. class action insurance claims net of legal fees/(legal fees net of insurance claims)	$605	$152	$601	$(269)
net2phone-UCaaS—other, net	—	—	(100)	(63)
Fintech—money transfer settlement	45	—	45	—
Traditional Communications—gain from sale of rights under class action lawsuit	—	—	2,000	—
Traditional Communications—net2phone indemnification claim	(55)	(386)	(442)	(920)
Traditional Communications—Carrier Services settlement	—	—	(554)	—
Traditional Communications—accrual for non-income related taxes related to a foreign subsidiary	—	—	—	(2,150)
Total other operating gain (expense), net	$595	$(234)	$1,550	$(3,402)

Straight Path Communications Inc. Class Action

On July 31, 2013, the Company completed a pro rata distribution of the common stock of the Company’s subsidiary Straight Path Communications Inc. (“Straight Path”) to the Company’s stockholders of record as of the close of business on July 25, 2013. As discussed in Note 14, there is a pending putative class action on behalf of Straight Path’s stockholders and derivative complaint naming the Company, among others. The Company incurred legal fees of $0.3 million and $1.2 million in the three months ended April 30, 2021 and 2020, respectively, and $2.0 million and $2.5 million in the nine months ended April 30, 2021 and 2020, respectively, related to this action. Also, the Company recorded offsetting gains from insurance claims for this matter of $0.9 million and $1.4 million in the three months ended April 30, 2021 and 2020, respectively, and $2.6 million and $2.2 million in the nine months ended April 30, 2021 and 2020, respectively.

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

Accrual for Non-Income Related Taxes

In the nine months ended April 30, 2020, the Company recorded an accrual for non-income related taxes related to one of its foreign subsidiaries.

Note 11—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. In the nine months ended April 30, 2020, the Company repurchased 40,763 shares of Class B common stock for an aggregate purchase price of $0.2 million. At April 30, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2021 and 2020, the Company paid $1.3 million and $0.3 million, respectively, to repurchase 109,381 and 37,348 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units (“DSUs”) and restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

The Company has an existing equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On January 5, 2021, the second vesting date under the program, in accordance with the program and based on elections made by certain grantees, the Company issued 283,838 shares of its Class B common stock in respect of vested DSUs. Based on those elections, vesting for 19,919 DSUs was delayed until January 5, 2022. At April 30, 2021, there were 154,169 unvested DSUs outstanding, all of which are eligible to vest (if the conditions therefor are satisfied) on January 5, 2022.

2015 Stock Option and Incentive Plan

In the nine months ended April 30, 2021 and 2020, the Company received proceeds from the exercise of stock options of $0.7 million and $0.3 million, respectively, for which the Company issued 81,041 and 32,551 shares, respectively, of its Class B common stock.

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

401(k) Plan Matching Contribution – Subsequent Event

On May 27, 2021, the Company contributed 35,839 newly issued shares of its Class B common stock to the Company’s 401(k) Plan for $1.0 million of matching contributions.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Basic weighted-average number of shares	25,530	26,371	25,475	26,323
Effect of dilutive securities:
Stock options	295	—	101	—
Non-vested restricted Class B common stock	311	135	327	—
Diluted weighted-average number of shares	26,136	26,506	25,903	26,323

The following shares were excluded from the calculation of diluted earnings (loss) per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Stock options	—	1,126	713	1,126
Non-vested restricted Class B common stock	—	—	—	520
Shares excluded from the calculation of diluted earnings per share	—	1,126	713	1,646

There were no shares excluded from the calculation of diluted earnings per share in the three months ended April 30, 2021. In the nine months ended April 30, 2021 and in the three months ended April 30, 2020, stock options with an exercise price that was greater than the average market price of the Company’s stock during the period were excluded from the diluted earnings per share computation. The diluted loss per share equals basic loss per share in the nine months ended April 30, 2020 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 13—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive (loss) income were as follows:

	Unrealized Gain (Loss) on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2020	$42	$(7,452)	$(7,410)
Other comprehensive loss attributable to IDT Corporation	(163)	(817)	(980)
Balance, April 30, 2021	$(121)	$(8,269)	$(8,390)

Note 14—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Its salespeople and delivery employees continue to serve its independent retailers and channel partners with minimal interruption.

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the third quarter of fiscal 2021.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery. The trial is currently scheduled for December 2021. The Company intends to vigorously defend this matter (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At April 30, 2021 and July 31, 2020, the Company’s accrued expenses included $41.6 million and $40.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2021, the Company had purchase commitments of $3.4 million primarily for certain equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2021, the Company had aggregate performance bonds of $19.8 million outstanding.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2021 and July 31, 2020, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $15.3 million and $11.0 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

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

Note 15—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2021	2020	2021	2020
	(in thousands)
Foreign currency transaction (losses) gains	$(1,069)	$(774)	$396	$175
Equity in the net loss of investee	(528)	—	(528)	—
Write-off of tax assets related to prior periods	—	(129)	—	(742)
Gain (loss) on investments	5,435	(1,226)	5,822	(817)
Other	(23)	(15)	(82)	24
Total other income (expense), net	$3,815	$(2,144)	$5,608	$(1,360)

Note 16—Income Taxes

In the three and nine months ended April 30, 2021, the Company released $24.0 million of its valuation allowance on the portion of the deferred income tax assets that it is more likely than not going to utilize. The Company used the framework of Accounting Standards Codification Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. The Company considered the scheduled expiration of its net operating losses included in its deferred tax assets, projected future taxable income, and tax planning strategies in its assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a portion of the net operating losses. The Company’s tax planning strategies were not a significant factor in the analysis.

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

Note 18— Revolving Credit Facility—Subsequent Event

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBO rate multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due in May 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. IDT Telecom was in compliance with all of the covenants as of the date of this Quarterly Report on Form 10-Q.

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

We followed the disclosure requirements of Regulation S-K applicable to smaller reporting companies in this Quarterly Report on Form 10-Q. In accordance with Item 10(f)(2) of Regulation S-K, we qualify as a “smaller reporting company” because our public float was below $200 million as of January 31, 2020, the last business day of our second quarter in fiscal 2020. Our public float as of January 29, 2021, the last business day of our second quarter in fiscal 2021, was $292.2 million. Therefore, in accordance with Item 10(f)(1) of Regulation S-K, we will transition from the scaled disclosure available to smaller reporting companies to the disclosure requirements applicable to all other companies beginning with our Quarterly Report on Form 10-Q for our first quarter in fiscal 2022.

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2020, and under Item 1A to Part II “Risk Factors” in this Quarterly Report on Form 10-Q. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

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

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Our salespeople and delivery employees continue to serve our independent retailers and channel partners with minimal interruption.

COVID-19 had mixed financial impacts on our businesses beginning in the third quarter of fiscal 2020 and continuing through the third quarter of fiscal 2021. It drove significant increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels during the latter half of March and into April 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Conversely, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter. National Retail Solutions, or NRS, was slightly impacted by the closure of some of its retailers in the third quarter, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. net2phone-Unified Communications as a Service, or UCaaS’, customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and sales have remained strong in our United States and Canadian markets. Carrier Services’ revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

As of the date of this report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2022. Looking ahead, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Three and Nine Months Ended April 30, 2021 Compared to Three and Nine Months Ended April 30, 2020

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

Fintech Segment

Fintech, which represented 4.5% and 4.6% of our total revenues in the three months ended April 30, 2021 and 2020, respectively, and 5.2% and 3.4% of our total revenues in the nine months ended April 30, 2021 and 2020, respectively, comprises BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and NRS, operator of a nationwide point of sale, or POS, retail network providing payment processing, digital advertising, transaction data, and ancillary services. BOSS Revolution Money Transfer and NRS were previously included in our Telecom & Payment Services segment.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Revenues:
BOSS Revolution Money Transfer	$10.2	$11.8	$(1.6)	(13.2)%	$38.7	$26.7	$12.0	45.0%
National Retail Solutions	6.4	2.9	3.5	122.7	16.5	7.3	9.2	126.3
Total revenues	16.6	14.7	1.9	13.3	55.2	34.0	21.2	62.5
Direct cost of revenues	(6.0)	(5.1)	(0.9)	(18.5)	(18.7)	(13.3)	(5.4)	(40.3)
Selling, general and administrative	(11.6)	(8.8)	(2.8)	(31.1)	(33.8)	(25.2)	(8.6)	(34.2)
Depreciation and amortization	(0.5)	(0.7)	0.2	22.2	(1.3)	(1.2)	(0.1)	(10.0)
Other operating gain	0.1	—	0.1	nm	0.1	—	0.1	nm
(Loss) income from operations	$(1.4)	$0.1	$(1.5)	nm	$1.5	$(5.7)	$7.2	126.1%

nm—not meaningful

Revenues. Revenues from BOSS Revolution Money Transfer decreased in the three months ended April 30, 2021 compared to the similar period in fiscal 2020 primarily because transient foreign exchange market conditions that positively impacted BOSS Revolution Money Transfer’s results in the third quarter of fiscal 2020 through the second quarter of fiscal 2021 ceased by the end of the second quarter of fiscal 2021. Revenues from BOSS Revolution Money Transfer increased in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020 driven primarily by increased transaction volume in its digital channel, and a significant but diminished benefit from transient foreign exchange market conditions. Revenues from NRS increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to the increase in revenues. BOSS Revolution Money Transfer’s direct cost of revenues increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 due to increased direct cost of revenues in its digital channel. NRS’ direct cost of revenues decreased slightly in the three months ended April 30, 2021 compared to the similar period in fiscal 2020 and increased in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020.

	Three months ended April 30,			Nine months ended April 30,
	2021	2020	Change	2021	2020	Change
Direct cost of revenues as a percentage of revenues	36.2%	34.7%	1.5%	33.9%	39.2%	(5.3)%

Direct cost of revenues as a percentage of revenues increased 150 basis points in the three months ended April 30, 2021 compared to the similar period in fiscal 2020 due to an increase in direct cost of revenues as a percentage of revenues in BOSS Revolution Money Transfer. BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues increased largely from the decrease in foreign exchange revenue. Direct cost of revenues as a percentage of revenues decreased 530 basis points in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020 due to decreases in direct cost of revenues as a percentage of revenues in both BOSS Revolution Money Transfer and NRS.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to increases in employee compensation, marketing, debit and credit card processing charges, and sales commissions. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Revolution app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense increased to 69.6% from 60.2% in the three months ended April 30, 2021 and 2020, respectively, and decreased to 61.2% from 74.1% in the nine months ended April 30, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three months ended April 30, 2021 compared to the similar period in fiscal 2020. Depreciation and amortization expense increased in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

Other Operating Gain. Other operating gain in the three and nine months ended April 30, 2021 was due to the settlement of a claim related to the money transfer business.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 3.0% and 2.5% of our total revenues in the three months ended April 30, 2021 and 2020, respectively, and 3.0% and 2.4% of our total revenues in the nine months ended April 30, 2021 and 2020, respectively, comprises net2phone’s cloud communications offerings, which were previously included in our net2phone segment.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Revenues	$11.3	$8.1	$3.2	38.9%	$31.6	$23.2	$8.4	36.1%
Direct cost of revenues	2.0	1.6	0.4	26.2	5.9	4.6	1.3	26.8
Selling, general and administrative	11.6	9.3	2.3	24.5	32.7	26.7	6.0	22.2
Depreciation and amortization	1.4	0.8	0.6	57.1	3.6	2.9	0.7	26.8
Other operating expense, net	—	—	—	—	0.1	0.1	—	58.7
Loss from operations	$(3.7)	$(3.6)	$(0.1)	(1.1)%	$(10.7)	$(11.1)	$0.4	3.5%

Revenues. net2phone-UCaaS’s revenues increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily driven by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 51% to 210,000 at April 30, 2021 from 139,000 at April 30, 2020 and from 154,000 at July 31, 2020. Subscription revenue increased 39.4% to $10.7 million in the three months ended April 30, 2021 from $7.7 million in the three months ended April 30, 2020 and increased 35.9% to $29.8 million in the nine months ended April 30, 2021 from $21.9 million in the nine months ended April 30, 2020, led by growth in the U.S. market. net2phone-UCaaS launched its integration with Slack in the three months ended April 30, 2021, building on its prior integrations with Zoho and Microsoft Teams. More recently, net2phone-UCaaS launched an integration with Salesforce. Also, in November 2020, net2phone-UCaaS announced it had launched its service in Peru and expanded coverage to six additional cities in Brazil in December 2020.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to the increase in revenues, with the largest increases in the United States and Latin America.

	Three months ended April 30,			Nine months ended April 30,
	2021	2020	Change	2021	2020	Change
Direct cost of revenues as a percentage of revenues	17.7%	19.5%	(1.8)%	18.7%	20.0%	(1.3)%

Direct cost of revenues as a percentage of revenues decreased 180 and 130 basis points in the three and nine months ended April 30, 2021, respectively, compared to the similar periods in fiscal 2020 primarily because of decreases in direct cost of revenues as a percentage of revenues in the United States.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 102.7% from 114.5% in the three months ended April 30, 2021 and 2020, respectively, and decreased to 103.4% from 115.2% in the nine months ended April 30, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 due to increased depreciation of net2phone-UCaaS’ customer premises equipment and capitalized costs of consultants and employees developing internal use software.

Other Operating Expense, net. Other operating expense, net of $0.1 million in the nine months ended April 30, 2021 was due to the settlement of a legal matter. Other operating expense, net of $0.1 million in the nine months ended April 30, 2020 was due to the write-off of certain capitalized assets related to a cancelled project.

Traditional Communications Segment

The Traditional Communications segment, which represented 92.5% and 92.9% of our total revenues in the three months ended April 30, 2021 and 2020, respectively, and 91.8% and 94.2% of our total revenues in the nine months ended April 30, 2021 and 2020, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in our Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in our net2phone segment.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2021	2020	$/#	%	2021	2020	$/#	%
	(in millions)
Revenues:
Mobile Top-Up	$132.6	$85.1	$47.5	55.8%	$325.0	$237.8	$87.2	36.7%
BOSS Revolution Calling	111.4	112.5	(1.1)	(1.0)	342.7	343.7	(1.0)	(0.3)
Carrier Services	88.6	87.4	1.2	1.4	263.6	302.6	(39.0)	(12.9)
Other	13.3	13.5	(0.2)	(1.2)	38.9	44.1	(5.2)	(11.6)
Total revenues	345.9	298.5	47.4	15.9	970.2	928.2	42.0	4.5
Direct cost of revenues	(292.8)	(252.1)	(40.7)	(16.1)	(818.5)	(783.0)	(35.5)	(4.5)
Selling, general and administrative	(30.3)	(32.2)	1.9	5.8	(89.3)	(101.0)	11.7	11.6
Depreciation and amortization	(2.5)	(3.7)	1.2	31.5	(8.4)	(11.6)	3.2	27.7
Severance	(0.2)	(0.6)	0.4	69.5	(0.4)	(1.7)	1.3	74.4
Other operating (expense) gain, net	—	(0.4)	0.4	85.6	1.0	(3.1)	4.1	132.7
Income from operations	$20.1	$9.5	$10.6	110.8%	$54.6	$27.8	$26.8	96.2%

Minutes of use:
BOSS Revolution Calling	876	953	(77)	(8.1)	2,701	2,913	(212)	(7.3)
Carrier Services	2,460	3,347	(887)	(26.5)	8,185	11,589	(3,404)	(29.4)

Revenues. Revenues from Mobile Top-Up increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily from product expansion and continued growth across all of our distribution channels.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 because COVID-19 related demand in the three and nine months ended April 30, 2021 slowed the rate of decline in BOSS Revolution Calling revenue that we have experienced in recent periods. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues from Carrier Services slightly increased in the three months ended April 30, 2021 compared to the similar period in fiscal 2020 although minutes of use decreased in the three months ended April 30, 2021 compared to the similar period in fiscal 2020. Revenues and minutes of use from Carrier Services decreased in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to increases in Mobile Top-Up’s direct cost of revenues in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020, primarily due to the increase in its revenues. In the nine months ended April 30, 2021 compared to the similar period in fiscal 2020, the increase in Mobile Top-Up’s direct cost of revenues was partially offset by decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues.

	Three months ended April 30,			Nine months ended April 30,
	2021	2020	Change	2021	2020	Change
Direct cost of revenues as a percentage of revenues	84.6%	84.5%	0.1%	84.4%	84.4%	—

Direct cost of revenues as a percentage of revenues increased 10 basis points in the three months ended April 30, 2021 compared to the similar period in fiscal 2020 and direct cost of revenues as a percentage of revenues was substantially unchanged in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020. Direct cost of revenues as a percentage of revenues increased in Carrier Services in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020. Direct cost of revenues as a percentage of revenues decreased in Mobile Top-Up and BOSS Revolution Calling in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to the continued migration of customers to digital platforms. The increased adoption of our digital, direct-to-consumer channels is expected to endure and contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 primarily due to decreases in employee compensation, stock-based compensation, marketing expense, and travel and related expense, partially offset by increases in debit and credit card processing charges. The increases in card processing charges were the result of the shift in the sales of our consumer offerings from cash transactions at retailers to credit and debit card transactions through our BOSS Revolution apps and other digital channels. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 8.8% from 10.8% in the three months ended April 30, 2021 and 2020, respectively, and decreased to 9.2% from 10.9% in the nine months ended April 30, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended April 30, 2021 and 2020, we incurred severance expense of $0.2 million and $0.6 million, respectively, and in the nine months ended April 30, 2021 and 2020, we incurred severance expense of $0.4 million and $1.7 million, respectively.

Other Operating (Expense) Gain, net. Other operating gain, net in the nine months ended April 30, 2021 included $2.0 million received from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws. Other operating gain (expense), net also included expense for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $0.1 million and $0.4 million in the three months ended April 30, 2021 and 2020, respectively, and $0.4 million and $0.9 million in the nine months ended April 30, 2021 and 2020, respectively. Other operating gain, net in the nine months ended April 30, 2021 also included expense for a settlement of a Carrier Services’ claim for $0.6 million. In addition, other operating expense, net in the nine months ended April 30, 2020 included an accrual for non-income related taxes related to one of our foreign subsidiaries of $2.2 million.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
General and administrative	$(1.7)	$(2.4)	$0.7	27.5%	$(5.9)	$(6.9)	$1.0	15.8%
Other operating gain (expense), net	0.6	0.2	0.4	298.4	0.6	(0.3)	0.9	323.6
Loss from operations	$(1.1)	$(2.2)	$1.1	49.6%	$(5.3)	$(7.2)	$1.9	26.8%

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

General and Administrative. Corporate general and administrative expense decreased in the three months ended April 30, 2021 compared to the similar period in fiscal 2020 primarily because of decreases in stock-based compensation and employee compensation. Corporate general and administrative expense decreased in the nine months ended April 30, 2021 compared to the similar period in fiscal 2020 primarily because of a decrease in stock-based compensation, as well as a decrease in employee compensation. As a percentage of our total consolidated revenues, Corporate general and administrative expense was 0.5% and 0.7% in the three months ended April 30, 2021 and 2020, respectively, and 0.6% and 0.7% in the nine months ended April 30, 2021 and 2020, respectively.

Other Operating Gain (Expense), net. On July 31, 2013, we completed a pro rata distribution of the common stock of our former subsidiary Straight Path Communications Inc., or Straight Path, to our stockholders. As discussed in Note 14 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report on Form 10-Q, there is a pending putative class action on behalf of Straight Path’s stockholders and derivative complaint naming us, among others. We incurred legal fees of $0.3 million and $1.2 million in the three months ended April 30, 2021 and 2020, respectively, and $2.0 million and $2.5 million in the nine months ended April 30, 2021 and 2020, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $0.9 million and $1.4 million in the three months ended April 30, 2021 and 2020, respectively, and $2.6 million and $2.2 million in the nine months ended April 30, 2021 and 2020, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. On March 26, 2018, we completed a pro rata distribution of the common stock of our former subsidiary, Rafael Holdings, Inc., or Rafael, to our stockholders of record as of the close of business on March 13, 2018, which we refer to as the Rafael Spin-Off. We lease office space and parking in Rafael’s building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. We incurred lease costs of $0.5 million in each of the three months ended April 30, 2021 and 2020, and $1.4 million in each of the nine months ended April 30, 2021 and 2020, in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.3 million and $0.8 million in the three months ended April 30, 2021 and 2020, respectively, and $1.2 million and $3.3 million in the nine months ended April 30, 2021 and 2020, respectively. The decreases in stock-based compensation expense in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 were primarily due to reductions in expense of deferred stock units granted in June 2019 and stock options. At April 30, 2021, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $0.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2024.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2021	2020	$	%	2021	2020	$	%
	(in millions)
Income from operations	$13.9	$3.8	$10.1	265.8%	$40.0	$3.7	$36.3	975.9%
Interest income, net	0.1	0.1	—	123.2	0.2	0.5	(0.3)	(57.5)
Other income (expense), net	3.8	(2.1)	5.9	277.9	5.6	(1.4)	7.0	512.4
Benefit from (provision for) income taxes	18.6	(1.4)	20.0	nm	12.2	(3.0)	15.2	502.1
Net income (loss)	36.4	0.4	36.0	nm	58.0	(0.2)	58.2	nm
Net (income) loss attributable to noncontrolling interests	(0.1)	0.1	(0.2)	(137.6)	(0.3)	0.1	(0.4)	(491.4)
Net income (loss) attributable to IDT Corporation	$36.3	$0.5	$35.8	nm	$57.7	$(0.1)	$57.8	nm

nm—not meaningful

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2021	2020	2021	2020
	(in millions)
Foreign currency transaction (losses) gains	$(1.1)	$(0.8)	$0.4	$0.2
Equity in the net loss of investee	(0.5)	—	(0.5)	—
Write-off of tax assets related to prior periods	—	(0.1)	—	(0.8)
Gain (loss) on investments	5.4	(1.2)	5.8	(0.8)
Other	—	—	(0.1)	—
Total other income (expense), net	$3.8	$(2.1)	$5.6	$(1.4)

On February 2, 2021, we paid $4.0 million to purchase shares of series B convertible preferred stock of a communications company (the equity method investee, or EMI). The shares purchased represent 23.95% of the outstanding shares of the EMI on an as converted basis. We account for this investment using the equity method since the series B convertible preferred stock is in-substance common stock, and we can exercise significant influence over the operating and financial policies of the EMI. We determined that on the date of the acquisition, there was a difference of $2.7 million between our investment in the EMI and our proportional interest in the equity of the EMI, which represented our share of the EMI’s customer list on the date of acquisition. This basis difference is being amortized over the 6-year estimated life of the customer list.

Provision for Income Taxes. In the three and nine months ended April 30, 2021, we released $24.0 million of our valuation allowance on the portion of our deferred income tax assets that we are more likely than not going to utilize. We used the framework of Accounting Standards Codification Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis. The increase in income tax expense in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020, excluding the benefit from the valuation allowance released in fiscal 2021, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in the three and nine months ended April 30, 2021 compared to the similar periods in fiscal 2020 was primarily due to a reduction in the net loss of NRS. In addition, in fiscal 2021, we had new noncontrolling interests from a business acquisition, and from equity granted in net2phone 2.0, Inc., or net2phone 2.0. In fiscal 2021, we acquired 56% of the issued shares of a company that provides a digital distribution platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders via a single point application programming interface. On December 31, 2020, the previously approved compensatory arrangement with each of Howard S. Jonas, the Chairman of our Board of Directors, and Shmuel Jonas, our Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received fifty restricted shares of net2phone 2.0 Class B common stock, which represents 5% of the outstanding common stock of net2phone 2.0. net2phone 2.0 is a new entity that owns and operates our net2phone-UCaaS segment.

Liquidity and Capital Resources

General

As of the date of this report, including the impact of COVID-19, we currently expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2022.

At April 30, 2021, we had cash, cash equivalents, debt securities, and unrestricted current equity investments of $127.6 million and working capital (current assets in excess of current liabilities) of $26.7 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At April 30, 2021, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $15.3 million held by IDT Payment Services that was unavailable for other purposes.

	Nine months ended April 30,
	2021	2020
	(in millions)
Cash flows provided by (used in):
Operating activities	$38.1	$(70.6)
Investing activities	(46.8)	(22.8)
Financing activities	(4.2)	(1.3)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	6.7	4.0
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(6.2)	$(90.7)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $48.9 million at April 30, 2021 from $50.3 million at July 31, 2020 primarily due to collections in the nine months ended April 30, 2021 that were greater than the amounts billed during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue increased to $42.8 million at April 30, 2021 from $40.1 million at July 31, 2020 primarily due to increases in the BOSS Revolution Calling and Mobile Top-Up deferred revenue balances.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $110.7 million at April 30, 2021 from $116.0 million at July 31, 2020 mainly as a result of the loss of passporting rights under European Union law following the expiration of the Brexit transition period, partially offset by an increase of $5.8 million due to the change in the foreign exchange rate. Our restricted cash and cash equivalents included $110.9 million and $116.3 million at April 30, 2021 and July 31, 2020, respectively, held by the bank.

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

Investing Activities

Our capital expenditures were $13.5 million and $11.9 million in the nine months ended April 30, 2021 and 2020, respectively. We currently anticipate that total capital expenditures for the twelve-month period ending April 30, 2022 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On December 3, 2020, our subsidiary IDT International Telecom, Inc., or IDTIT, acquired 51% of the issued shares of a company for $2.4 million, net of cash acquired. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration is $0.5 million that will be paid (a) no later than November 30, 2021 if the acquired company generates EBITDA (as defined in the purchase agreement) of no less than $1.0 million between October 1, 2020 and September 30, 2021; or (b) no later than November 30, 2022 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2021 and September 30, 2022. Also, pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of the acquired company that the seller did not initially sell to IDTIT, or the Option Shares, the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million.

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

On December 7, 2020, we purchased from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and a warrant to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The aggregate purchase price was $5.0 million. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding the purchase date. On March 15, 2021, we exercised the warrant in full and purchased 43,649 shares of Rafael’s Class B common stock for cash of $1.0 million.

On February 2, 2021, we paid $4.0 million to purchase shares of series B convertible preferred stock representing 23.95% of the outstanding shares of the EMI on an as converted basis.

Purchases of debt securities and equity investments were $39.3 million and $14.8 million in the nine months ended April 30, 2021 and 2020, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $18.7 million and $4.3 million in the nine months ended April 30, 2021 and 2020, respectively.

Financing Activities

We distributed cash of $0.6 million and $0.7 million in the nine months ended April 30, 2021 and 2020, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the nine months ended April 30, 2021 and 2020, we repaid financing-related other liabilities of $0.1 million and $0.4 million, respectively.

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

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, had a credit agreement, dated as of April 30, 2020, with TD Bank, N.A. for a line of credit facility for up to a maximum principal amount of $25.0 million. The credit agreement terminated on July 15, 2020. In the nine months ended April 30, 2020, IDT Telecom borrowed and repaid an aggregate of $1.4 million under the facility.

Subsequent to the end of the third quarter of fiscal 2021, IDT Telecom entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBO rate multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due in May 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. IDT Telecom was in compliance with all of the covenants as of the date of this Quarterly Report on Form 10-Q.

In the nine months ended April 30, 2021, we received proceeds from the exercise of stock options of $0.7 million for which we issued 81,041 shares of our Class B common stock. In the nine months ended April 30, 2020, we received proceeds from the exercise of stock options of $0.3 million for which we issued 32,551 shares of our Class B common stock.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2021, we repurchased 463,792 shares of our Class B common stock for an aggregate purchase price of $2.8 million. In the nine months ended April 30, 2020, we repurchased 40,763 shares of our Class B common stock for an aggregate purchase price of $0.2 million. At April 30, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2021 and 2020, we paid $1.3 million and $0.3 million, respectively, to repurchase 109,381 and 37,348 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units and restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

We intend to, where appropriate, make strategic investments and acquisitions to complement, expand, and/or enter into new businesses. In considering acquisitions and investments, we search for opportunities to profitably grow our existing businesses and/or to add qualitatively to the range and diversification of businesses in our portfolio. At this time, we cannot guarantee that we will be presented with acquisition opportunities that meet our return-on-investment criteria, or that our efforts to make acquisitions that meet our criteria will be successful.

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at April 30, 2021:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$3.4	$3.4	$—	$—	$—
Connectivity obligations under service agreements	1.1	0.8	0.3	—	—
Operating leases including short-term leases	9.4	3.1	4.4	1.9	—
Total contractual obligations (1)	$13.9	$7.3	$4.7	$1.9	$—

(1)	The above table does not include an aggregate of $19.8 million in performance bonds and $1.3 million in potential contingent consideration related to business acquisitions due to the uncertainty of the amount and/or timing of any such payments.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2021, we had aggregate performance bonds of $19.8 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Smaller reporting companies are not required to provide the information required by this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020, and had entered a transition period until December 31, 2020. The EU and the United Kingdom concluded the EU-UK Trade and Cooperation Agreement (the “TCA”) on December 24, 2020, which took effect provisionally on January 1, 2021, following the end of the formal transition period and will become formally applicable once ratified by both the United Kingdom and the EU. The TCA sets out the arrangements between the United Kingdom and EU on trade in certain areas (e.g. goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are still key aspects of the United Kingdom’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the United Kingdom and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the United Kingdom may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the United Kingdom’s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

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

Eight trusts for the benefit of children of Howard S. Jonas, (the “Trusts”), our Chairman of the Board, collectively have voting power over 1,574,326 shares of our common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,382,371 shares of our Class B common stock, representing approximately 69.5% of the combined voting power of our outstanding capital stock, as of June 2, 2021. In addition, as of June 2, 2021, The HSJ 2020 IDT Annuity Trust holds 2,502,899 shares of our Class B common stock. Each of the Trusts has a different, independent trustee.

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

We may be harmed by certain imminent FCC Orders and rules that effect the telecommunications marketplace.

In the Telephone Robocall Abuse Criminal Enforcement and Deterrence, or TRACED, Act, Congress gave the FCC new tools to fight unwanted, and often illegal, robocalls, the top consumer complaint reported to the FCC annually. The TRACED Act required the FCC to mandate the STIR/SHAKEN caller identification framework. STIR/SHAKEN enables phone companies to verify that the caller ID information transmitted with a call matches the caller’s real phone number. The FCC has issued a series of Orders and adopted several rules to implement the TRACED Act. For example, by June 30, 2021, many domestic and foreign carriers must register with the FCC specifically for TRACED Act compliance and by September 28, 2021, we and other similarly situated carriers will not be able to accept certain IP-based telecommunications traffic from foreign and domestic carrier partners unless those carriers are registered with the FCC. Of equal importance, carriers such as us have the right to “sign” their traffic, effectively attesting that the traffic they are transmitting is not illegal robocalls.

The FCC’s rules present several concerns to all carriers. Notably, the rules extend to many foreign carriers, and it is unclear whether foreign carriers will be sufficiently educated and experienced to implement U.S. rules and regulations. Foreign carrier compliance, or the lack thereof, could impact U.S. carriers as they seek to meet their own regulatory obligations. There may also be changes in the marketplace as foreign carriers may look to limit U.S. carrier partners to whom they transmit calls for termination in the U.S. that are subject to the STIR/SHAKEN rules.

We anticipate meeting our regulatory obligations under the STIR/SHAKEN rules and we are undertaking efforts to prevent us from being harmed by potential changes in the marketplace. Nevertheless, the FCC’s rules allow for the possibility that well-prepared carriers with anti-robocalling procedures in place may fail and be punished for their failure, despite their best efforts. Moreover, because the STIR/SHAKEN rules may have a significant impact on the telecommunications marketplace, it is difficult to predict their outcome. We are prepared for the implementation of STIR/SHAKEN but are concerned about its impact on the market as a whole and on us specifically.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2021:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2021	—	$—	—	5,768,497
March 1–31, 2021	—	$—	—	5,768,497
April 1–30, 2021	—	$—	—	5,768,497
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2021	By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

June 9, 2021	By:	/s/ Marcelo Fischer
Marcelo Fischer Chief Financial Officer

