Form 10-K
period 2021-07-31
IDT CORP
filed 2021-10-14
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2021.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 29, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $14.03 per share, as reported on the New York Stock Exchange, was approximately $292.2 million.

As of October 12, 2021, the registrant had outstanding 24,187,563 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 2,191,634 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 15, 2021, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2021 refers to the fiscal year ended July 31, 2021).

Item 1. Business.

OVERVIEW

IDT is a global provider of financial technology, or fintech, cloud communications and traditional communications services. Our businesses often leverage common strategic assets to serve differentiated markets with innovative offerings.

Our consumer businesses make it easier for families to connect, support and share across international borders. We also enable businesses to transact and communicate with their customers with enhanced intelligence and insight.

Our businesses include:

■	Fintech:

■	National Retail Solutions (NRS): Operates a point-of-sale, or POS, terminal-based platform that enables independent retailers to operate and process transactions more effectively while providing advertisers and marketers with unprecedented reach into underserved consumer markets; and

■	BOSS Revolution Money Transfer: Makes it easy and convenient to send money from the United States to friends and family across borders and around the world;

■	Cloud Communications:

■	net2phone: Provides businesses in North America, Latin America and certain parts of Europe with cloud communications and collaboration solutions intelligently integrated across channels, platforms and devices;

■	Traditional Communications:

■	Mobile Top-Up: Enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts;

■	BOSS Revolution Calling: An international long-distance calling service marketed primarily to immigrant communities in the United States and Canada;

■	Carrier Services: A wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and

■	Other, small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

SEGMENT REPORTING

As of August 1, 2020, we revised our reportable business segments to reflect the growth of our fintech and cloud communications businesses and their increased contributions to our consolidated results. We now have three reportable business segments: (1) Fintech; (2) net2phone-UCaaS (Unified Communications as a Service); and (3) Traditional Communications. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The Fintech segment, which represented 5% and 4% of our total revenues in fiscal 2021 and fiscal 2020, respectively, comprises NRS and BOSS Revolution Money Transfer. NRS and BOSS Revolution Money Transfer were previously included in our Telecom & Payment Services segment.

The net2phone-UCaaS segment, which represented 3% and 2% of our total revenues in fiscal 2021 and fiscal 2020, respectively, comprises net2phone’s cloud communications offerings, which were previously included in our net2phone segment.

The Traditional Communications segment, which represented 92% and 93% of our total revenues in fiscal 2021 and fiscal 2020, respectively, includes Mobile Top-Up, BOSS Revolution Calling, and Carrier Services as well as smaller communications and payments offerings, some of which are in harvest mode, and certain early-stage business initiatives. Most of the Traditional Communications segment was previously included in our Telecom & Payment Services segment.

Financial information by segment is presented in Note 2 to our Consolidated Financial Statements in Item 8 of this Annual Report.

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

2007 – We complete the sale of IDT Entertainment to Liberty Media for $220.0 million in cash, stock and other considerations.

2008 –We launch BOSS Revolution PIN-less, a pay-as-you-go international calling service. BOSS Revolution has since become our flagship brand, and the BOSS Revolution platform has been expanded to include payment offerings.

2009 – We spin-off our CTM Media Holdings subsidiary to our stockholders. CTM Media Holdings has been renamed IDW Media Holdings, Inc. and its stock is traded on the NYSE American with the ticker symbol “IDW”.

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

–	– We introduce the BOSS Revolution Calling app for Android and iOS.

–	– We launch our BOSS Revolution international money transfer service.

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

–	– We launch NRS to provide POS-based services to independent retailers in the United States.

–	– net2phone initiates global expansion of its UCaaS offering with a launch in Brazil.

2017 – We introduce the BOSS Revolution Money app for Android and iOS.

2018 – We spin-off our interest in our Rafael Holdings, Inc. subsidiary to our stockholders. Rafael Holdings holds stakes in early-stage pharmaceuticals companies, including Rafael Pharma, a privately held, clinical-stage, metabolic oncology therapeutics company. Rafael Holdings’ stock is listed on the NYSE with the ticker symbol “RFL”.

2019 – net2phone’s cloud communications service surpasses 100,000 service seats milestone.

–	NRS adds its 10,000th POS terminal to its retail network.

2020 – net2phone introduces its Huddle video conferencing solution and integration with Microsoft Teams.

–	NRS introduces the BR Club Shopping app, enabling NRS retailers to accept mobile orders.

–	BOSS Revolution Money Transfer exceeds 500,000 monthly transactions via digital channels for the first time.

2021 – net2phone launches integrations with Microsoft Teams, Salesforce and Zapier among others, and HIPAA compatible solutions for healthcare providers.

–	BOSS Revolution Money Transfer is integrated into the BOSS Revolution Calling app.

–	NRS PAY, the payment processing service of NRS, surpasses 5,000 customers while NRS adds its 14,000th POS terminal to its retail network.

–	We announce that we are preparing to spin-off our net2phone cloud communications business.

OUR STRATEGY

We believe that we have been effective at value creation during the more than 30 years since our founding. We have incubated promising early-stage, high-growth businesses with investment capital provided by our more mature, cash-generating businesses. As these growth businesses scale, we have frequently monetized them through sales or spin-offs to our shareholders.

To date, we have spun off five publicly traded companies, one of which was subsequently acquired:

■	IDW Media Holdings, Inc. (NYSE American: IDW), a publishing and entertainment company (2009);

■	Genie Energy, Ltd. (NYSE: GNE), a retail energy provider in the United States and Europe and developer of solar energy projects (2011);

■	Straight Path Communications, Inc. a holder of certain spectrum licenses that was purchased by Verizon in 2018 (2015);

■	Zedge, Inc. (NYSE American: ZDGE), an app developer focused on mobile phone personalization and entertainment (2016); and

■	Rafael Holdings, Inc. (NYSE: RFL), a pharmaceutical company pursuing novel cancer therapies (2018).

Today, we are comprised of several high-growth, high-margin, tech-centric businesses as well as more mature businesses. Our businesses derive their competitive advantages leveraging one or more of our strategic assets including:

■	The BOSS Revolution, net2phone and NRS brands;

■	A nationwide network of more than 35,000 retailers who sell BOSS Revolution offerings including over 26,000 who utilize our digital retailer platform;

■	Our customer base of more than eight million, primarily in immigrant communities within the United States;

■	Our technology, global infrastructure and high-capacity transaction platforms;

■	Extensive VoIP and cloud services expertise; and

■	Our staff of more than 1,600 working in over 20 countries on four continents.

Our high-margin, high-growth businesses include:

■	net2phone, a UCaaS provider that intelligently integrates cloud communications across channels, platforms and devices for businesses globally;

■	BOSS Revolution Money Transfer, a U.S. provider of international money remittances through digital and retail channels; and

■	NRS, an operator of a POS terminal-based network that enables independent retailers to operate and process transactions more effectively while providing advertisers and consumer marketers unprecedented reach into underserved consumer markets.

Throughout the development of these three businesses, growth capital has been provided by the cash flows generated by our more mature traditional communications offerings. Consequently, we did not have to utilize debt financing nor dilutive capital raises to fund the growth of these initiatives.

Our mature, traditional communications offerings include:

■	Mobile Top-Up;

■	BOSS Revolution Calling; and

■	Carrier Services.

Our traditional communications offerings participate wholly or partially in the paid minute voice communications market. This market is subject to intense revenue and margin pressure as consumers migrate to free over-the-top voice and messaging services as well as flat-rate international long-distance plans. However, we continually innovate and deploy new features and enhancements to generate revenue and reduce overhead and operating expenditures for each of these offerings. Most notably, our Mobile Top-Up offerings have defied market trends to expand significantly in recent years. In addition, BOSS Revolution Calling’s and Mobile Top-Up’s margin contributions have both benefited from a gradual rotation to digital channels with higher per-unit margins. These trends and cost saving efforts have, in recent quarters, more than offset the revenue and margin contribution pressures of the paid minute voice communications market.

The increasing revenue and gross margin contributions from our high-margin growth businesses in combination with our efforts to maximize the cash generation of our lower margin, more mature offerings have enabled us to improve our consolidated bottom-line performance in recent quarters. We expect that this rotation toward our higher margin offerings will continue and help to drive increases in our net margins.

In fiscal 2021, we announced that our Board of Directors had directed us to prepare for the potential spin-off of our net2phone cloud communications business. Management subsequently has stated that it expects the preparations will be complete by the end of calendar year 2021 or shortly thereafter, although there is no assurance that this spin-off will be completed on this schedule or at all.

BUSINESS DESCRIPTION

Fintech

Our Fintech segment contributed 5% and 4% of our total revenues in fiscal 2021 and fiscal 2020, respectively, and is comprised of:

■	NRS, an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services; and

■	BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services.

During fiscal 2021, our Fintech segment generated $74.3 million in revenues and a loss from operations of $1.5 million, as compared with revenues of $59.9 million and income from operations of $3.4 million in fiscal 2020.

NRS

NRS’ revenues were $24.7 million in fiscal 2021, a 107% increase from fiscal 2020.

NRS operates a network of POS terminals at independent retailers throughout the United States. The NRS solution includes hardware and software components that are specifically integrated to enable these retailers to compete more effectively against typically larger retail chains.

The POS terminal’s hardware includes cash registers, barcode scanners, retailer and customer-facing hi-definition screens, receipt printers and credit card readers. NRS’ integrated, proprietary software is offered as a service and provides operational tools including inventory management, sales tracking, price book management and other useful features.

The primary market for NRS’ POS terminals is the more than 200,000 independently owned convenience, liquor, grocery, and tobacco stores in the United States, many of which primarily serve foreign-born communities.

NRS continues to increase the number of POS terminals active in its network. As of July 31, 2021, the NRS POS network included more than 14,000 terminals, an increase from 10,000 a year earlier. NRS’ POS terminal sales and marketing is targeted, in part, to our nationwide network of BOSS Revolution retailers. NRS also has strategic relationships with more than 100 wholesale distributors including some of the largest cash-and-carry wholesalers in the United States.

NRS generates revenue from a portfolio of services for both retailers and third parties:

■	Terminals and terminal-based software services: NRS’ services for retailers include the provision of POS terminals. Terminals are typically offered at a discount from the full retail price when buyers enroll in NRS’ payment processing service, NRS PAY. Terminal operators pay a monthly software service fee starting at $24.95 per terminal and increasing with premium POS feature sets. NRS technology teams based in the United States and Israel develop new functionality and feature sets that we believe enable NRS to expand its target market to new retail segments.

■	Merchant Services: The substantial majority of merchant services revenue is generated by NRS PAY, which enables retailers to accept and process payments made by credit cards, debit cards, and electronic benefits transfer. NRS PAY’s pricing model does not require a contract, provides the NRS equipment for free, and does not charge hidden fees. Instead, NRS charges a flat, transparent rate per transaction. At July 31, 2021, we had over 5,600 NRS PAY customers including more than 1,250 customers added during the fourth quarter of fiscal 2021.

■	Display Advertising: NRS terminals feature 15” high-definition customer-facing screens designed to engage customers during check-out. The screens enable consumer package-good sellers and other marketers to offer coupons, deals, and promotions on in-store products through static and video advertisements with reach into urban demographic segments. NRS’ advertising offerings participate in the digital out-of-home, or DOOH, advertising market. DOOH is among the fastest growing advertising market segments. As it matures, we expect that the DOOH market will become increasingly accessible to programmatic advertising buyers, which would enable NRS to significantly increase advertising sales. At July 31, 2021, NRS had a DOOH network capacity of approximately 13.2 billion impressions per year. NRS sold approximately 9% of its available impression capacity in fiscal 2021.

■	Data Analytics: NRS captures targeted, daily POS data from independent retailers. These retailers are concentrated in urban communities with significant immigrant populations and, in the aggregate, constitute a significant but largely underserved market for data analysis. NRS has built a data platform that allows third parties to analyze purchasing trends at independent retailers and gain insights into this important segment of the consumer market.

The NRS business supports our BOSS Revolution communications and payment offerings - BOSS Revolution Calling, BOSS Revolution Money Transfer, and Mobile Top-Up, all of which can be sold and provisioned by retailers directly from their NRS terminals.

We believe that NRS’ competitive advantages include:

■	A combination of hardware and software specifically designed to meet the unique store-management needs of independent retailers;

■	An engaging 15” hi-definition customer-facing screen at the POS terminal for advertising and promotions;

■	Focus on urban markets with high concentrations of first- and second-generation immigrants that provides advertisers and marketers with valuable reach and insight into previously relatively opaque communities;

■	Partnerships to enroll customers through cash-and-carry wholesale distributors including Jetro;

■	For NRS PAY, simplified, transparent pricing with free card readers, no hidden fees and lower total cost to operate than most competitors; and

■	For NRS PAY, continued conversion of NRS terminal customers.

NRS’ growth strategy includes:

■	Conversion of current BOSS Revolution retailers to NRS POS and NRS PAY;

■	For NRS PAY, conversion of current NRS terminal customers, particularly as contracts expire;

■	Expansion into new retail markets;

■	New POS features and functionality;

■	Further integration with programmatic advertisers;

■	Expanding NRS’ internal advertising sales force

■	Creation of a consumer app; and

■	Adding provisioning and supply capabilities to NRS’ salesforce.

Competition

NRS competes against several nationwide POS companies that primarily service other retail store segments, but also service NRS’ target market of independent convenience, liquor, and tobacco stores in the United States. These companies include, among others, Square, Clover, and NCR. We believe that NRS has a competitive advantage because other nationwide POS companies do not offer the complete suite of services that NRS has tailored to the specific needs of independent retailers. In addition, we believe that these competitors do not have NRS’ focus and marketing reach into these independent stores, often in immigrant communities, where many retailers have established relationships with us and sell our BOSS Revolution offerings.

NRS also competes with smaller, regional POS companies that focus on convenience stores. However, these regional players generally do not offer a comparable suite of POS services, have limited capacity to scale their platforms, and/or are not price competitive.

BOSS Revolution Money Transfer

BOSS Revolution Money Transfer revenues were $49.6 million in fiscal 2021, an increase of 3% from fiscal 2020.

International money remittance is a significant economic activity among our target market of foreign-born communities in the United States. Our BOSS Revolution Money Transfer business enables our customers in the United States to remit money to third parties in destinations worldwide. The service is offered directly to consumers via our digital channel including the BOSS Revolution Money app and the BOSS Revolution consumer website (www.bossrevolution.com) and through our retail channel comprising licensed BOSS Revolution authorized money transfer agents nationwide.

BOSS Revolution Money Transfer’s digital channel is its largest and fastest growing digital channel. During fiscal 2021, over three-quarters of BOSS Revolution Money Transfer’s transactions originated on our digital channels, predominantly in the BOSS Revolution Money app. The Money app enables customers with a debit or credit card to send money transfers easily and securely directly from their iOS or Android device. In addition, we have recently added the Money Transfer service within our BOSS Revolution Calling app.

We continue to expand our BOSS Revolution Money Transfer customer base by focusing our marketing efforts on converting the large BOSS Revolution Calling and Mobile Top-Up customer bases, as well as bringing in new customers directly, primarily through attractive fee and foreign exchange rate offers, to both our direct-to-consumer and retail channels.

We also continue to focus on sales through our nationwide network of BOSS Revolution Money Transfer agents.

BOSS Revolution Money Transfer leverages the BOSS Revolution retail network to afford unbanked and underbanked customers the ability to initiate transactions with cash. In order to provide our remittance service, BOSS Revolution retailers must meet certain financial and other regulatory qualifications. To date, only a small fraction of BOSS Revolution retailers have been authorized to offer money transfer services. Our internal sales force recruits new money transfer agents to expand our origination network, and we continue to enhance our retail money transfer portal to facilitate adoption and utilization of the money transfer offering by BOSS Revolution retailers.

BOSS Revolution Money Transfer’s payment network now includes 306,000 payout locations in 37 countries. In addition, remittances are offered to mobile wallets in some destinations.

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

Competitive strengths

BOSS Revolution Money Transfer competes in the international money remittance space with both ‘brick and mortar’ services which operate primarily in retail locations though owned stores or authorized agents and a growing number of digital-only platforms. Most retailer-based originators of money transfer have now developed digital capabilities as well. Publicly traded companies in this category include Western Union, International Money Express, Inc (Intermex), Ria, a subsidiary of Euronet Worldwide, and MoneyGram International, Inc. Money remittance providers that compete wholly or primarily through digital channels include Xoom (a subsidiary of PayPal), WorldRemit, Remitly, TransferWise and many others.

We believe that BOSS Revolution Money Transfer’s competitive strengths include:

■	BOSS Revolution is an established and trusted brand that has served immigrant communities in the United States for over a decade. We spend significantly on BOSS Revolution branded marketing to support BOSS Revolution Calling and BOSS Revolution Money Transfer. Through the nationwide network of over 35,000 BOSS Revolution retailers, the BOSS Revolution brand has a high-visibility storefront presence in many communities with significant immigrant populations.

■	The BOSS Revolution Money app, which originates most of our money transfers, is a proprietary, internally developed, scalable platform that has earned high marks from customers for its ease of use, reliability, and customer service. As of October 1, 2021, the app enjoyed a favorable 4.8 rating (on a scale of 1-5) on the Apple App Store with over 26,000 reviews, and 4.6 rating in Google Play with over 30,000 reviews.

■	Our nationwide retail channel enables underbanked and unbanked customers to initiate transactions with cash at BOSS Revolution Money retailers.

■	Its comprehensive compliance processes and procedures.

■	Its experienced management team.

BOSS Revolution Money Transfer’s growth strategy includes:

■	Expansion of its payout network;

■	Expansion of origination beyond the United States to Canada and United Kingdom and other European countries with large immigrant populations;

■	Conversion of BOSS Revolution Calling and Mobile Top-Up customers to BOSS Revolution Money Transfer;

■	Continued enhancement to its retailer portal;

■	Increase the number of its retail agents; and

■	Addition of new services and offerings.

Competition

BOSS Revolution Money Transfer competes against traditional international money transfer services with established retail and disbursement networks including Western Union, MoneyGram, Intermex, and Ria, as well as many niche money transfer organizations that serve specific destination corridors. Our direct-to-consumer channel competes with these operators as well as digital only entrants including Xoom, Wise, Remitly, and World-Remit that are disrupting the retailer-based money transfer market. We continue to compete successfully in part by migrating customers from our other BOSS Revolution offerings to BOSS Revolution Money Transfer leveraging our well-regarded BOSS Revolution brand, insights into our customers, and our cross-marketing capabilities. We compete for customers outside the BOSS Revolution ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates.

net2phone-UCaaS

net2phone-UCaaS’ revenues were $43.9 million in fiscal 2021 compared to $31.8 million in fiscal 2020. net2phone-UCaaS’ loss from operations was $14.3 million in fiscal 2021 compared to a loss from operations of $15.1 million in fiscal 2020.

net2phone launched its UCaaS offering in 2015, leveraging our deep expertise in VoIP communications, established technology team, and global telephony network. net2phone’s UCaaS offering has become its primary growth engine and strategic focus.

net2phone enables its customers to transform their communications by leveraging its cloud platform to provide solutions that enable more intelligent, flexible and adaptive communications. net2phone’s flagship unified communications as a service utilizes its cloud platform to provide conversational continuity across channels from any connected device - tethered or mobile – and to measure, manage and analyze those communications for enhanced insight and productivity.

net2phone’s offerings include:

■	Unified Communications as a Service (UCaaS): Business communications globally are rapidly evolving. Increasingly sophisticated cloud-based communications solutions are displacing siloed, multi-channel solutions and on-premise PBXs, which most businesses operate to support their legacy phone systems. net2phone-UCaaS offers unified communications as a cloud-based PBX with advanced IP desktop phones and as a bring-your-own-device solution accessed through its integrated web portal and mobile app. net2phone-UCaaS service includes multi-channel communications with voice management features, unlimited domestic and international calling to over 40 countries, robust messaging and chat tools, voicemail to email transcription, client analytics, the net2phone Huddle video conferencing service, and reporting and system management capabilities accessed through its online console. net2phone-UCaaS service integrates seamlessly with business communication platforms (such as Microsoft Teams and Slack), leading customer relationship management services (such as SalesForce, Zoho and others) and text-based communications platforms. net2phone-UCaaS adds features, enhancements and integrations on a regular basis leveraging its agile development philosophy.

■	net2phone Huddle: net2phone’s video and audio streaming solution, Huddle, is integrated with and provisioned through its unified communications offering. A limited version of Huddle is also offered as a free stand-alone service. Huddle delivers a comprehensive feature set including phone dial-in conference options, robust user controls, single sign-on, noise cancelation, screen blur, huddle reactions and complete on-the-go access. It integrates fully with Google and Microsoft Outlook calendars. Conversations on Huddle are secure, and passcode protected.

■	Session Initiated Protocol (SIP) Trunking: net2phone’s SIP Trunking service provides high-quality voice channels from net2Phone’s expansive VOIP network directly to the client’s on-premise IP-PBX. net2phone’s SIP Trunking service has been certified for compatibility with leading IP-PBX vendors such as Avaya and 3CX.

■	Cloud Contact Center: Through a partnership with Five9, a leading Cloud Contact Center Platform provider, net2phone provides a complete unified communications contact center solution.

net2phone-UCaaS draws its U.S. and international customers from a range of industries including professional offices, hospitality, construction, insurance, real estate, retail, technology, and others. From an acquisition perspective, net2phone-UCaaS leverages the channel marketplace and acquires a substantial majority of its customers through its network of master agents, telecom agents and managed service providers in the United States, Latin America and Spain. net2phone Canada historically utilized a direct-to-consumer/business channel model. In fiscal 2020, net2phone Canada launched its channel partner program, leveraging net2phone-UCaaS’ U.S. channel relationships and experience. In fiscal 2021, net2phone-UCaaS introduced a direct to business strategy in the United States and several of its other markets.

net2phone-UCaaS’ value proposition for its channel partners includes streamlined offers with both bundled and unbundled options, extensive customization capabilities, frictionless and rapid quote generation, and competitive compensation – backed by net2phone’s dedicated channel team. For end users, net2phone-UCaaS’ solution typically replaces on-premise PBX systems. Key differentiators typically include net2phone-UCaaS ‘advanced feature sets, white glove customer service, integrations with third-party software and deep localization. In each of net2phone-UCaaS’ key markets, its global infrastructure and locally based sales and customer support teams enable clients to retain the look and feel of a localized customer and user experiences with local phone numbers, porting, native language support, and in-country sales teams.

net2phone-UCaaS’ marketing to channel partners and end users includes search engine marketing, search engine optimization, third-party lead generation platforms, social media marketing, and other forms of demand generation. net2phone-UCaaS’ indirect marketing funnels through its network of partners, master agencies, and affiliates and includes tradeshows and local events, support for digital marketing and other forms of demand generation.

net2phone-UCaaS differentiates its position in the marketplace by leveraging its international assets which enables net2phone-UCaaS to enter and serve international markets in North America, Latin America and Europe. Secondly, by owning and managing its proprietary platform, net2phone-UCaaS is able to release new services and applications with an agile frequency and pace.

net2phone-UCaaS’ growth strategy includes:

■	Channel expansion: Traditionally provisioned through channel partners in many of its key markets, net2phone-UCaaS is driving expansion with channel partner sales registered via its web-based partner portal in all of its markets. net2phone Canada, which previously acquired customers direct-to-customer exclusively, is building out its channel partner distribution.

■	Expanding portfolio of integrations: net2phone-UCaaS continues to expand its portfolio of integrations with leading third-party CRMs and text-based business collaboration platforms. net2phone’s UCaaS offering integrates seamlessly with Google Meet, Microsoft Teams, Zoho, Slack, Zapier and Salesforce.

■	Continued focus on the United States: net2phone-UCaaS continues to outperform with streamlined offerings, channel partner expansion, and the development of its direct sales channel to serve U.S. markets.

■	Leveraging regional infrastructure for deep localization: In Latin America, net2phone-UCaaS leverages its network infrastructure and regional expertise to provide a truly localized solution supported by knowledgeable staff and regional offices in Argentina, Brazil, Colombia, Peru, and Mexico. Latin American markets generally exhibit lower levels of unified communications adoption and market leadership than in the United States and Europe.

■	One World, One Platform: In calendar 2021, net2phone-UCaaS deployed in the United States and Brazil a unified cloud-based platform designed to provide its unified communications service globally. This single-platform approach will enable a consistent, holistic approach to new feature deployment, service upgrades, and marketing. Further deployments in calendar 2022 are planned for Mexico and one other market in Latin America.

Competition

Major competitors to net2phone-UCaaS’ offerings include other UCaaS providers such as RingCentral, 8x8, and Vonage, as well as numerous privately held companies such as Nextiva. Many of these companies offer more widely recognized brands, larger and more developed marketing and sales forces and/or channel agent networks, and more advanced product sets such as services designed specifically for call centers, messaging and chat, and solutions customized for specific market segments or verticals. These competitors’ offerings typically also support integration of their services with other well-known, third-party CRM vendors as well as with various Google and Microsoft applications.

Traditional Communications

Our Traditional Communications segment, which represented 92% and 93% of our total revenues in fiscal 2021 and fiscal 2020, respectively, includes:

■	Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts;

■	BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada;

■	Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and

■	Other, small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

During fiscal 2021, Traditional Communications generated $1,329 million in revenues and income from operations of $80.0 million, as compared with revenues of $1,254 million and income from operations of $38.9 million in fiscal 2020.

Mobile Top-Up

Mobile Top-Up’s revenues were $461.6 million in fiscal 2021 compared to $334.4 million in fiscal 2020 (34.7% and 26.7% of Traditional Communications’ revenues in fiscal 2021 and fiscal 2020, respectively).

Mobile Top-Up enables customers to transfer airtime and bundles of airtime, messaging, and data to recharge or ‘top-up’ mobile phone accounts internationally (International Mobile Top-Up, or IMTU) and domestically (Domestic Mobile Top-Up, or DMTU). Mobile Top-Up leverages our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

IMTU and DMTU are sold under the BOSS Revolution brand through the BOSS Revolution digital platforms, including our BOSS Revolution Calling and BOSS Revolution Money apps. Mobile Top-Up is also sold through our retail network including provisioning directly by retailers using our digital retailer platform and through mobile operator-branded top-up cards. We offer Mobile Top-Up for approximately 155 different carriers in 95 countries, primarily in Latin America, the Caribbean and Africa. The substantial majority of Mobile Top-Up’s revenue is generated by the sale of IMTU.

We plan to grow Mobile Top-Up via continued growth in the United States and worldwide, expansion into the wholesale market segment and the addition of new payment products.

Competition

The major competitors to Mobile Top-Up include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with our Mobile Top-Up; and

■	other service providers, distributors, and wholesalers, who develop a more comprehensive product offering than our Mobile Top-Up or aggressively discount their product offerings.

We believe that the competitive advantages of Mobile Top-Up are:

■	our direct connection to most of the Tier 1 and Tier 2 mobile carriers worldwide that improve margins and innovation;

■	access via stores and apps to the United States, which is the biggest and wealthiest diaspora market in the world; and

■	our strong omni channel approach, which includes our retail partners, directly through our apps and website, and the wholesale channel.

BOSS Revolution Calling

BOSS Revolution Calling’s revenues were $455.2 million in fiscal 2021 compared to $468.3 million in fiscal 2020 (34.3% and 37.3% of Traditional Communications’ revenues in fiscal 2021 and fiscal 2020, respectively).

BOSS Revolution Calling is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and digital only offering in Europe and Australia.

BOSS Revolution Calling includes our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution Calling serves, as of July 31, 2021, approximately 2.8 million customers per month.

BOSS Revolution Calling is offered both through our extensive national network of BOSS Revolution retailers and through our digital channel - the BOSS Revolution Calling app (for iOS and Android) and website.

The majority of our customers purchase BOSS Revolution Calling through our nationwide network of BOSS Revolution retailers. At July 31, 2021, approximately 26,000 retailers per month utilized our digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 9,000 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

Usage of our BOSS Revolution Calling app has been growing consistently. At July 31, 2021, approximately 1.5 million customers per month utilized the BOSS Revolution Calling app.

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

The BOSS Revolution digital retailer platform can be accessed by a computer or by Android and iOS smartphones and enables retailers to create accounts for new customers, add funds to existing customer balances and execute sales transactions. It provides a direct, real-time interface with our BOSS Revolution retailers, resulting in a cost-effective and adaptable distribution model that allows us to target and promote services directly to distributors and retailers, to introduce and cross-sell new offerings, and to rapidly respond to changes in the business environment.

In the United States, the BOSS Revolution brand is supported by national, regional, and local marketing programs that include television and radio advertising, online advertising and grass roots marketing at community and sporting events. In addition, we work closely with distributors and retailers on in-store promotional programs and events.

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

Competition

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

Many of these companies, such as AT&T, Verizon, and T-Mobile, are substantially larger and have greater financial, technical, engineering, personnel, and marketing resources, longer operating histories, greater name recognition, and larger customer bases than we do. We may not be able to compete successfully if one or more of these companies use their substantial resources in or to affect the international prepaid calling market.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers.

From time-to-time, competitors offer rates that are substantially below ours to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services such WhatsApp, Viber, Skype, and many others have adversely affected the sales of BOSS Revolution Calling and our other prepaid calling services. We expect the popularity of these IP-based services—many of which offer free voice and/or video communications provided both the caller and recipient have a broadband connection—to continue to increase, which will increase substitution for, and pricing pressure on, our BOSS Revolution Calling and other international prepaid calling offerings.

Many mobile operators offer unlimited international long-distance plans that include international destinations to which customers can place direct calls from their mobile phones without time limitation. These plans now include some of our most popular international destinations. The growth of these “international unlimited” plans adversely affects our revenues as these operators gain subscriber market share.

Our ability to compete successfully against these various operators and service providers stems from several factors, including:

■	our interconnect and termination agreements, network infrastructure, and least-cost-routing system enable us to offer low-cost, high-quality services;

■	our continued innovating with new plans tailored to the specific needs of different corridors and finding new ways of delivering more value to the consumers striving to connect with third parties around the globe;

■	our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash;

■	continued migration of our customers to our digital platform including the BOSS Revolution Calling app;

■	our BOSS Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing; and

■	our offering of synergistic mobile top-up and payment services over the BOSS Revolution platform that customers can conveniently access from their accounts.

Our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, to maintain our distribution and retail networks, to increase usage through the BOSS Revolution Calling app, and to innovate new products and services to fit the evolving needs of our customers.

Carrier Services

Carrier Services’ revenues were $361.0 million in fiscal 2021 compared to $394.3 million in fiscal 2020, contributing 27.2% and 31.4% of Traditional Communications’ revenues in fiscal 2021 and fiscal 2020, respectively.

Our Carrier Services business is one of the largest wholesale carriers of international long-distance minutes in the world.

Carrier Services’ telecommunications network is comprised of interconnections and commercial relationships that reach virtually every significant telecom operator globally. These relationships enable us to carry international telecommunications traffic to more than 200 countries around the world. Carrier Services’ customers include our BOSS Revolution Calling and net2phone businesses, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our traffic with them.

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

Traditional Communications terminated 15.1 billion minutes in fiscal 2021, as compared to 19.4 billion minutes in fiscal 2020. Carrier Services accounted for 10.5 billion minutes and 14.4 billion minutes of the total Traditional Communications’ minutes in fiscal 2021 and fiscal 2020, respectively.

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

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2021, Carrier Services had more than 1,900 customers and had more than 325 carrier relationships globally.

Carrier Services’ revenues are generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. The majority of Carrier Services’ prepaid customers connect via our IDT Express portal. IDT Express focuses on delivering wholesale voice and direct inward dialing, or DID, services to small and medium size businesses domestically and internationally. IDT Express offers the convenience of a mobile self-service portal paired with dedicated account managers, all backed by customer support that is always available. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

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

Carrier Services is subject to intense revenue and margin pressure as communications globally continues to transition away from international voice calling to video conferencing and other collaboration platforms, low-cost or free messaging services, free peer-to-peer voice calls available when both parties utilize broadband connections, and flat-rate international long-distance plans offered both by the largest mobile network operators and niche mobile virtual network operators.

Competition

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price and quality of service.

Carrier Services participates in a global marketplace with:

■	interexchange carriers and other long-distance resellers and providers, including large carriers such as T-Mobile, AT&T, and Verizon;

■	historically state-owned or state-sanctioned telephone companies such as Telefonica, Orange SA, and KDDI;

■	on-line, spot-market trading exchanges for voice minutes;

■	OTT internet telephony providers;

■	other VoIP providers;

■	other providers of international long-distance services; and

■	alliances between large multinational carriers that provide wholesale carrier services.

We believe that Carrier Services derives a competitive advantage from several inter-related factors:

■	our BOSS Revolution Calling business generates large volumes of originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena;

■	the proprietary technologies powering our Carrier Services’ platform and, in particular, the software that drives VoIP enables us to scale up at a lower cost than many of our competitors;

■	our professional and experienced account management; and

■	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or TDM) is most feasible.

We believe that these factors provide Carrier Services with a competitive advantage over some participants on certain routes.

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

Our technology organization is responsible for the design, development, testing, and delivery of new technologies and features of our products and services, as well as the continued improvement and iteration of our existing products and services. It is also responsible for operating and scaling our proprietary calling and payment services platforms including the underlying cloud infrastructure. Our research and development investments seek to drive core technology innovation and bring new products and services to the market. Research and development employees are located in our Newark office, as well as remotely distributed. Our research and development team consist of our software engineering, product management, quality engineering, voice engineering, business intelligence, systems and development operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

Our technology organization uses a number of key performance indicators to track service quality. As of July 31, 2021, our technology organization has improved our aggregate service uptime from approximately 99.9% in fiscal 2020 to approximately 99.92% for fiscal 2021. As of July 31, 2021, the defect escape ratio, a measure of quality engineering was improved for our flagship BOSS Revolution brand from 8.5% in fiscal 2020 to 5% in fiscal 2021, meaning more than 95% of product defects were detected and fixed before being released to our customers.

Our product offerings and go-to-market strategy continue to evolve, and we expect our product offerings to continue to become available to customers at more frequent intervals than our historical release cycles. Our Agile development methodology is characterized by a dynamic development process with more frequent revisions to a product release’s features and functions as the software is being developed. In addition, we have implemented a holistic portfolio management process, which has improved transparency and efficiency across the portfolio through a recurring cadence of business reviews.

REGULATION

The following summary of regulatory developments and legislation is intended to describe what we believe to be the most important, but not all, current and proposed international, federal, state, and local laws, regulations, orders, and legislation that are likely to materially affect us.

Regulation of Telecom in the United States

Telecommunications services are subject to extensive government regulation at both the federal and state levels in the United States. Any violations of the regulations may subject us to enforcement actions, including interest and penalties. The Federal Communications Commission, or FCC, has jurisdiction over all telecommunication’s common carriers to the extent they provide interstate or international communications services, including the use of local networks to originate or terminate such services. Each state regulatory commission has jurisdiction over the same carriers with respect to their provision of local and intrastate communications services. Local governments often indirectly regulate aspects of our communications business by imposing zoning requirements, taxes, permit or right-of-way procedures or franchise fees. Significant changes to the applicable laws or regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

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

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2021, we had received a money transmitter license in 48 of the 49 U.S. states that require such a license, as well as in Puerto Rico and Washington, D.C.

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

EMPLOYEES

As of October 1, 2021, we had a total of approximately1,650 employees, of which approximately 1,640 were full-time employees.

Item 1A. Risk Factors.

RISK FACTORS

Our business, operating results or financial condition could be materially adversely affected by any of the following risks as well as the other risks highlighted elsewhere in this document, particularly the discussions about regulation, competition, and intellectual property. The trading price of our Class B common stock could decline due to any of these risks.

Risks Related to Our Businesses

Each of our BOSS Revolution Calling and Carrier Services businesses is highly sensitive to declining prices, which may adversely affect our revenues and margins.

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, when average per minute termination cost decline to a nominal amount, indirect competitors, such as wireless carriers, may include calls to those locations at no extra cost, which increases our risk of losing customers. Any price increase by either our BOSS Revolution Calling, or Carrier Services business may result in our prices not being as attractive, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our BOSS Revolution Calling and Carrier Services businesses and/or our gross margins.

Our results of operations are significantly dependent upon BOSS Revolution Calling, which generates a significant portion of our revenue.

We compete in the international prepaid calling market with Tier 1 mobile network operators who offer flat rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other OTT service providers. Many of these companies, such as AT&T, Verizon, and T-Mobile, are substantially larger and have greater financial, technical, engineering, personnel, and marketing resources, longer operating histories, greater name recognition, and larger customer bases than we do. We may not be able to compete successfully if one or more of these companies use their substantial resources in or to affect the international prepaid calling market.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers.

From time-to-time, competitors offer rates that are substantially below ours to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services, such as WhatsApp Viber, Skype and others have adversely affected the sales of BOSS Revolution Calling. We expect the popularity of IP-based services—many of which offer free voice and/or video communications provided both the caller and recipient have a broadband connection—to continue to increase, which will increase substitution for, and pricing pressure on, BOSS Revolution Calling.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest Carrier Services customers collectively accounted for 4.5% and 6.5% of our total revenues in fiscal 2021 and fiscal 2020, respectively. Our Carrier Services customers with the five largest receivables balances collectively accounted for 8.8% and 13.3% of our total gross trade accounts receivable at July 31, 2021 and 2020, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

Our revenues and profits will suffer if our distributors and sales representatives fail to effectively market and distribute our BOSS Revolution and Mobile Top-Up products and services.

We rely on our distributors and representatives to market and distribute our BOSS Revolution products and services, and our Mobile Top-Up offerings. We utilize a network of several hundred sub-distributors that sell our BOSS Revolution products and services and our Mobile Top-Up offerings to retail outlets throughout most of the United States. If our distributors or sales representatives fail to effectively market or distribute our BOSS Revolution products and services, or our Mobile Top-Up offerings, our ability to generate revenues and profits and grow our customer base in these products and services could be substantially impaired.

Natural or man-made disasters could have an adverse effect on our technological infrastructure, which could have a material adverse effect on our results of operations and financial condition.

Natural disasters, terrorist acts, acts of war, cyberattacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Although we make significant efforts towards managing disaster recovery and business continuity plans, our inability to operate our telecommunications networks because of such events, even for a limited period of time, may result in loss of revenue, significant expenses and/or loss of market share to other communications providers, which could have a material adverse effect on our results of operations and financial condition.

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

Cyberattacks impacting our networks or systems could have an adverse effect on our business.

Cyberattacks, including through the use of malware, ransomware, computer viruses, denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyberattacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Furthermore, ransomware could potentially deny the use of our systems until a ransom is paid. Cyberattacks against companies, including us, have increased in frequency, scope and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyberattack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors and other service providers as a result of cyberattacks, even for a limited period of time, may result in significant expenses to us and/or a loss of market share. The costs associated with a major cyberattack on us could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption and litigation. Further, certain of our businesses, such as those offering cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question as a result of a cyberattack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on our results of operation or financial condition.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers, which could have a materially adverse effect on our results of operations, financial condition, and cash flows.

To be successful, we need to continue to have available, for our and our customers’ use, a high-capacity, reliable and secure network. We face the risk, as does almost any company, of a security breach, whether through cyberattacks, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure and related systems. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information.

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

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyberattacks and intrusions sponsored by state or other interests. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyberattacks in the past. We have researched the situations and do not believe any material internal or customer information has been compromised.

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

NRS competes in the POS market that is characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. NRS competes against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than NRS does, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impacts NRS’ growth. Currently, we believe that we have a competitive advantage because of our focus and marketing reach into independent stores, often in immigrant communities in the United States. If some or all of our competitors focus additional resources on those customers, NRS’ growth may slow, or we may lose customers due to the competition. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

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

NRS’ strategy includes increasing its revenues from brand advertising. Brands may not do business with NRS or may reduce the amounts they are willing to spend to advertise if NRS does not deliver ads, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with NRS will generate a competitive return relative to other alternatives. NRS’ ability to grow the number of brands that use its brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, many of which are outside of our control. If NRS fails to convince brands of the benefits of advertising on its platform, our business could be harmed.

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

If net2phone fails to adapt its products and services to rapid changes in the market for cloud communications services, then its products and services could become obsolete or less competitive.

The market for net2phone’s products and services is constantly and rapidly evolving as its competitors introduce new and enhanced products and services and react to changes in the cloud communications services industry and customer demands. net2phone may not be able to develop or acquire new products and services or product and service enhancements that compete effectively with present or emerging cloud communication services and technologies. In addition, net2phone may not be able to establish or maintain strategic alliances that will permit enhancement opportunities or innovative distribution methods for its products and services.

Cloud communications services are complex, and new products and enhancements to existing products can require long development and testing periods. Any delays in developing and releasing new or enhanced products could cause net2phone to lose revenue opportunities and customers. Any technical flaws in products net2phone releases could diminish the quality and innovative impact of the products and have a negative effect on customer adoption and its reputation.

net2phone is also subject to the risk of future disruptive technologies. New products based on new technologies or new industry standards could render its existing products obsolete and unmarketable. If new technologies develop that can deliver competing voice, video, and messaging services at lower prices, better or more conveniently, it could have a material adverse effect on net2phone and us.

net2phone’s success in the cloud communications market for business services depends in part on developing and maintaining effective distribution channels. The failure to develop and maintain these channels could materially and adversely affect its business.

A significant portion of net2phone’s revenues are generated through indirect channel sales. These channels consist of third-party channel partners and value-added distributors that market and sell net2phone’s products and services to business customers. These channels may generate an increasing portion of net2phone’s revenues in the future. Generally, net2phone does not have long-term contracts with these third-party channel partners and value-added distributors, and the loss of or reduction in sales through these third parties could materially reduce its revenues. net2phone also competes for preference amongst its current or potential channel partners with its competitors. net2phone’s continued success requires that it continue developing and maintaining successful relationships with these third-party channel partners and value-added distributors. If net2phone fails to do so, or if its channel partners are not successful in their sales efforts, its sales may decrease, and its and our operating results would suffer.

As the cloud communications market evolves, and the convergence of voice, video, messaging, mobility, and data networking technologies accelerates, net2phone may face competition in the future from companies that do not currently compete in the cloud communications services market.

As the cloud communications market evolves, combining voice, video and messaging with data networks, information technology and communication applications, an opportunity is created for new competitors to enter the cloud communications services market and offer competing products, including companies that currently compete in other sectors, companies that serve consumers rather than business customers, or companies which expand their market presence to include business communications. This potential competition may take many forms and may offer products and applications similar to net2phone’s. If new competitors emerge, the cloud communications services market will become increasingly competitive, and net2phone may not be able to maintain or improve its market position. net2phone’s failure to do so could materially and adversely affect our business and results of operations.

We could fail to comply with requirements imposed on us by certain third parties, including regulators, which could have a materially adverse effect on our results of operations, financial condition, revenues, and profits.

A significant and increasing portion of our transactions are processed using debit cards, credit cards, and other digital payment methods. The banks, credit card companies, networks, and other payment processing providers impose strict regulatory, compliance, system, and other requirements to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the Payment Card Industry Data Security Standard, or PCI DSS, each of which is subject to change at any time. Compliance with PCI DSS does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance with PCI DSS is an ongoing effort, and the requirements evolve as new threats are identified. Compliance with these requirements is often difficult and costly, and our failure, or our counterparty’s failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements related to our payment services business, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well. Further, our payment services are subject to stringent requirements by regulators and trade organizations in various jurisdictions. Our payment services unit is subject to federal and state banking regulations, and we are also subject to further regulation by those states in which we are licensed as a money transmitter. We may not be able to comply with all such requirements in a timely manner or remain in compliance. If we are not in compliance, we could be subject to penalties or the termination of our rights to participate in such payment systems or provide such services, which could have a material negative impact on our ability to grow our businesses and our revenues and profits.

Our business, results of operation and financial condition could be adversely affected by the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith.

We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our employees, customers, and business partners. Our employees transitioned to work-from-home during fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of our employees returned to our offices on a part-time basis.

We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers. We face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.

The impacts of COVID-19 and related public health restrictions had a mixed, but, in the aggregate, positive financial impact on our business, operations and financial condition. Negative impacts of COVID-19 on our business in fiscal 2020 that were somewhat or mostly mitigated in fiscal 2021 included:

■	net2phone-UCaaS’ customer base growth slowed initially in certain international markets as churn increased and sales became increasingly difficult;

■	Reduction in the operations or the closure of independent retailers that offer our BOSS Revolution service or utilize our NRS services;

■	Decreased retail consumer traffic resulting from concerns about the spread of COVID-19 pressured retail sales;

■	Carrier Services’ revenues were impacted by the closure of corporate offices, the decline of commerce globally, and the rapid growth of video conferencing solutions such as Zoom; and

■	Reduced staffing levels in our field operations.

If the COVID-19 pandemic continues for a prolonged period or has a more significant impact than currently, our business, operations, and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

■	Adversely impact our strategic business plans and growth strategy;

■	Result in increases in bad debt expense and accounts receivable write-offs as a result of delayed or non-payment from our customers;

■	Reduce demand for our offerings as widespread unemployment reduces consumer buying power;

■	Reduce the availability and productivity of our employees and third-party resources;

■	Cause us to experience an increase in costs as a result of our emergency measures;

■	Cause impairments of goodwill or long-lived assets; and

■	Cause a deterioration in our financial metrics or the business environment that adversely impacts our credit ratings.

As of July 31, 2021, we had not experienced significant adverse impacts to our results of operations, financial condition, or cash flows due to the impact of COVID-19. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Our international operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.

We have attempted to control our operating expenses by utilizing lower-cost labor in foreign countries such as Belarus, Guatemala, and Israel and we may in the future expand our reliance on offshore labor to other countries. Our employees in Belarus and Israel primarily help develop, test, and maintain certain of our technology. Our labor source in Guatemala primarily performs certain call center, administrative, and customer acquisition functions. We also have significant operations in Brazil and Argentina as a result of net2phone’s growth.

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

The Foreign Corrupt Practices Act and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors, and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs, and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, financial condition, or results of operations.

Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy and could have an adverse effect on our business, financial condition, and results of operations.

Our U.K.-based businesses and business between the United Kingdom and other countries face risks related to the United Kingdom leaving the European Union (“Brexit”).

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020 and had entered a transition period until December 31, 2020. The EU and the United Kingdom concluded the EU-UK Trade and Cooperation Agreement (the “TCA”) on December 24, 2020, which took effect provisionally on January 1, 2021, following the end of the formal transition period and will become formally applicable once ratified by both the United Kingdom and the EU. The TCA sets out the arrangements between the United Kingdom and EU on trade in certain areas (e.g., goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are still key aspects of the United Kingdom’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the United Kingdom and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the United Kingdom may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the United Kingdom’s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

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

We are required by the Securities and Exchange Commission to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States. We are likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis

We cannot be certain that we will continue to maintain an effective system of internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and The New York Stock Exchange, we could face severe consequences from those authorities. In either case, there could result a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Risk Related to Our Financial Condition

We hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks.

At July 31, 2021, we had cash, cash equivalents, debt securities, and current equity investments of $163.6 million. Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities and equity investments could be materially and adversely affected.

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

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue is currently under audit by the Universal Service Administrative Company, or USAC. The Internal Audit Division of USAC issued preliminary audit findings and we have, in accordance with audit procedures, appealed certain of the findings. We are awaiting a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, we may further appeal to the FCC. As of July 31, 2021, our accrued expenses included $38.3 million for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

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

We may be subject to state sales taxes that we have not paid, collected from our customers, or reserved for on our financial statements, which could materially and adversely affect our business, financial condition and operating results.

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial condition, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial condition, and operating results.

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

Our money transfer and network branded prepaid card services are subject to a strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state, and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us, our regulated retailers or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

Furthermore, failure by us or our agents to comply with applicable laws and regulations could also result in termination of contracts with our banks and/or merchant payment processors. Termination of services by one of our retail banks would seriously diminish our ability to collect funds from our BOSS Revolution agents. Likewise, termination of services by our merchant processor would negatively impact our ability to process payments in our digital channels.

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

We may be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. The CFPB has a large budget and staff and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

The Dodd-Frank Act establishes a Financial Stability Oversight Counsel that is authorized to designate as “systemically important” non-bank financial companies and payment systems. Companies designated under either standard will become subject to new regulation and regulatory supervision. If we were designated under either standard, the additional regulatory and supervisory requirements could result in costly new compliance burdens or may require changes in the way we conduct business that could harm our business, financial condition, and operating results.

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

A number of states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2021. At July 31, 2021, we had obtained licenses to operate as a money transmitter in 48 U.S. states, Washington, D.C. and Puerto Rico. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

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

Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to customers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other customer data, may result in governmental enforcement actions, fines, or litigation. If there is a breach of credit or debit card information that we store, we could also be liable to the issuing banks for their cost of issuing new cards and related expenses. In addition, a significant breach could result in our being prohibited from processing transactions for any of the relevant network organizations, such as Visa or MasterCard, which would harm our business. If any third parties with whom we work, such as marketing partners, vendors, or developers, violate applicable laws or our policies, such violations may put our customers’ information at risk and could harm our business. Any negative publicity arising out of a data breach or failure to comply with applicable privacy requirements could damage our reputation and cause our customers to lose trust in us, which could harm our business, results of operations, financial position, and potential for growth.

We may be harmed by certain imminent FCC Orders and rules that effect the telecommunications marketplace.

In the Telephone Robocall Abuse Criminal Enforcement and Deterrence, or TRACED, Act, Congress gave the FCC new tools to fight unwanted, and often illegal, robocalls, the top consumer complaint reported to the FCC annually. The TRACED Act required the FCC to mandate the STIR/SHAKEN caller identification framework. STIR/SHAKEN enables phone companies to verify that the caller ID information transmitted with a call matches the caller’s real phone number. The FCC has issued a series of Orders and adopted several rules to implement the TRACED Act. For example, by June 30, 2021, many domestic and foreign carriers must register with the FCC specifically for TRACED Act compliance. Initially, the FCC concluded that by September 28, 2021, we and other similarly situated carriers would not be able to accept certain IP-based telecommunications traffic from foreign and domestic carrier partners unless those carriers are registered with the FCC. However, the FCC temporarily suspended this obligation while it reconsiders its impact. We believe the FCC will eventually reinstate the rule or implement a new rule that will have a comparable impact upon us and the industry as a whole. Of equal importance, carriers such as us have the right to “sign” their traffic, effectively attesting that the traffic they are transmitting is not illegal robocalls.

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

Our ability to offer services outside of the United States is subject to the local regulatory environment, which may be unfavorable, complicated, and often uncertain.

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

net2phone’s VoIP services are subject to regulation in the United States and Canada. Future legislative, regulatory, or judicial actions could adversely affect net2phone’s business and expose it to liability and limit its growth potential.

The United States and Canada have applied some traditional telephone company regulations to VoIP and continue to evaluate how VoIP should be regulated, as are other countries as we expand globally. The effects of future regulatory developments are uncertain. At the federal level in the United States, the FCC has imposed certain telecommunications regulations on VoIP services including, but not limited to:

■	Requirements to provide E-911 service;

■	Communications Assistance for Law Enforcement Act obligations;

■	Obligation to support Universal Service;

■	Customer Proprietary Network Information, or CPNI, requirements;

■	Disability access obligations;

■	Local Number Portability requirements; and

■	Consumer protection, including protection from unwanted telemarketing and other calls.

In Canada, the Canadian Radio-Television and Telecommunications Commission, or CRTC, regulates VoIP Service. These regulated services are similar to those regulated in the United States discussed above. Future legislative, judicial, or other regulatory actions could have a negative effect on net2phone’s business. If net2phone becomes subject to additional rules and regulations applicable to telecommunications providers we may incur significant litigation and compliance costs, and net2phone may have to restructure its service offerings, exit certain markets, or raise the price of its services, any of which could cause its services to be less attractive to customers. In addition, future regulatory developments could increase our cost of doing business and limit our growth.

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

Eight trusts for the benefit of children of Howard S. Jonas (the “Trusts”), our Chairman of the Board, collectively have voting power over 1,574,326 shares of our Class A common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,382,371 shares of our Class B common stock, representing approximately 69.5% of the combined voting power of our outstanding capital stock, as of October 12, 2021. Each of the Trusts has a different, independent trustee. In addition, as of October 12, 2021, The HSJ 2020 IDT Annuity Trust holds 2,219,821 shares of our Class B common stock and The HSJ 2020 IDW-Zedge Annuity Trust holds 119,311 shares of our Class B common stock. Both of these trusts have an independent trustee.

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

We are not aware of any voting agreement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, if all or several of the Trusts were to act in concert, or if we issued additional Class A common stock, certain or all of the Trusts and/or Howard S. Jonas along with holders of the Class A common stock would be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class A common stock have the ability to prevent any change in control transactions that may otherwise be in the best interest of stockholders.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against us, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that we aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and us related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the FCC, as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to us in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and us to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery. The trial is currently scheduled for May 2022. We intend to vigorously defend this matter. At this stage, we are unable to estimate our potential liability, if any.

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

On October 12, 2021, there were 284 holders of record of our Class B common stock and eight holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts for the benefit of children of Howard S. Jonas, our Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 12, 2021, the last sales price reported on the New York Stock Exchange for the Class B common stock was $51.81 per share.

In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as to invest in our growth business initiatives. Accordingly, no dividends were paid in fiscal 2021 or fiscal 2020.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Performance Graph of Stock

We are a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Act of 1934 and are not required to provide the information under this item.

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2021.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2021	—	—	—	5,768,497
June 1 – 30, 2021	—	—	—	5,768,497
July 1 – 31, 2021	—	—	—	5,768,497
Total	—	—	—

____________
(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting policies are those that require application of management’s most subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Our critical accounting policies include those related to the allowance for doubtful accounts, goodwill, valuation of long-lived assets, and income taxes, sales taxes, and regulatory agency fees. Management bases its estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. See Note 1 to the Consolidated Financial Statements in this Annual Report for a complete discussion of our significant accounting policies.

Allowance for Doubtful Accounts

Our allowance for doubtful accounts was $4.4 million at July 31, 2021 and $6.1 million at July 31, 2020. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 8.7% at July 31, 2021 from 12.1% at July 31, 2020 because the allowance for doubtful accounts decreased 27.1% and gross trade accounts receivable increased 1.7% at July 31, 2021 compared to July 31, 2020.

We estimate the balance of our allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. Our estimates include separately providing for customer receivables based on specific circumstances and credit conditions, and when it is deemed probable that the balance is uncollectible. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. Our estimates of recoverability of customer accounts may change due to new developments, changes in assumptions or changes in our strategy, which may impact our allowance for doubtful accounts balance. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

Goodwill

Our goodwill is attributable to reporting units in our Traditional Communications segment and to net2phone-UCaaS, which is both a segment and a reporting unit. Goodwill was $14.9 million and $12.9 million at July 31, 2021 and 2020, respectively.

Goodwill is not amortized. Instead, goodwill is reviewed annually (or more frequently under various conditions) for impairment. We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

When performing our quantitative annual, or interim, goodwill impairment test we are comparing the fair value of the reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to the reporting unit. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting unit is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. Our use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. We also develop estimates for future levels of gross and operating profits and projected capital expenditures. Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors.

In fiscal 2020, we performed a quantitative annual impairment test which resulted in no goodwill impairment since the estimated fair values of our reporting units substantially exceeded their carrying value. In fiscal 2021, we performed a qualitative assessment and determined that it was not necessary to perform the quantitative goodwill impairment test. In addition, we do not believe our reporting units are currently at risk of goodwill impairment. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, we may be required to record impairments to our goodwill in future periods and such impairments could be material.

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

There were no such events or changes in circumstances in fiscal 2021 or fiscal 2020. If we determine that the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Income Taxes, Sales Taxes, and Regulatory Agency Fees

Our current and deferred income taxes and associated valuation allowance, accruals for sales taxes, and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount of income taxes, sales taxes, and regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, the results of audits, changes in tax laws or regulatory agency rules and regulations, as well as unanticipated future actions impacting related accruals of regulatory agency fees.

The valuation allowance on our deferred income tax assets was $11.5 million and $58.7 million at July 31, 2021 and 2020, respectively. In fiscal 2021, we released $46.5 million of our valuation allowance on the portion of the deferred income tax assets that we are more likely than not going to utilize. This release was mostly related to domestic deferred income tax assets. We used the framework of Accounting Standards Codification, or ASC, Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a significant portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis. In fiscal 2020, due to taxable income in the United States, we utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, we released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that we are more likely than not going to utilize because we forecasted future profitability in the United States.

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial position, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position, and operating results.

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, is currently under audit by the USAC. The Internal Audit Division of USAC issued preliminary audit findings and we have, in accordance with audit procedures, appealed certain of the findings. We are awaiting a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, we may further appeal to the FCC. Although a final decision remains pending, we have been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. We do not intend to remit payment for these fees unless and until a negative decision on our appeal has been issued. In response to the aforementioned preliminary audit findings, we made certain changes to our filing policies and procedures for years that remain potentially under audit. At July 31, 2021 and 2020, our accrued expenses included $38.3 million and $40.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

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

RESULTS OF OPERATIONS

As of August 1, 2020, we revised our reportable business segments to reflect the growth of our financial technology and cloud communications businesses and their increased contributions to our consolidated results. Our three reportable business segments, Fintech, net2phone-UCaaS, and Traditional Communications, reflect management’s approach to analyzing results, its resource allocation strategy, and its assessment of business performance. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation. We evaluate the performance of our business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

Coronavirus Disease (COVID-19)

We continue to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of our business, including our customers, employees, suppliers, vendors, and business partners.

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of our employees returned to our offices on a part-time basis. Our salespeople, customer service employees, technicians, and delivery employees continue to serve our independent retailers, channel partners, and customers with minimal interruption.

COVID-19 had mixed financial impacts on our businesses beginning in the third quarter of fiscal 2020 and continuing through the fourth quarter of fiscal 2021. It drove increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels beginning in the latter half of March 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Conversely, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter of fiscal 2020. NRS was immaterially impacted by the closure of some of its retailers in the third quarter of fiscal 2020, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. Carrier Services’ revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

At the onset of COVID-19, the transition from offices to a more flexible workforce increased the demand for net2phone-UCaaS’ offerings. Customers transitioned from their on-premises phone system to net2phone-UCaaS’ cloud solution, ported their phone numbers, and quickly set-up their employees to work remotely. In April 2020, the release of Huddle, net2phone-UCaaS’ integrated video conferencing solution, significantly improved net2phone-UCaaS’ functionality for remote work, which also increased the demand for its services. COVID-19 had mixed financial impacts on net2phone-UCaaS’ business beginning in the third quarter of fiscal 2020. Its customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and sales have remained strong in its United States and Canadian markets. In the second half of fiscal 2021, COVID-19 cases increased in Latin America, in particular Brazil, and in Spain. This caused businesses to downsize or shutdown, which reduced its customer base and revenues. In the fourth quarter of fiscal 2021, the demand for flexible communications solutions for a hybrid workforce has resulted in an increase in new net2phone-UCaaS customers.

As of the date of this Annual Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2022. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Concentration of Customers

Our most significant customers typically include telecom operators to whom we provide wholesale services and distributors of our retail calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 14.5% and 12.7% of our consolidated revenues in fiscal 2021 and fiscal 2020, respectively. Our customers with the five largest receivables balance collectively accounted for 9.7% and 13.8% of the consolidated gross trade accounts receivable at July 31, 2021 and 2020, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers. We attempt to mitigate our credit risk related to specific Carrier Services customers by also buying services from the customer, in order to create an opportunity to offset our payables and receivables with the customer. In this way, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is practical to do so, we will increase our purchases from Carrier Services customers with receivable balances that exceed our applicable payables in order to maximize the offset and reduce our credit risk.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics: active POS terminals, payment processing accounts, direct cost of revenues as a percentage of revenues, seats, subscription revenue, and minutes of use.

NRS uses two metrics, among others, to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that are being installed. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS uses these two metrics in its analysis of revenue trends and comparisons between periods.

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

net2phone-UCaaS’ cloud communications offering is priced on a per-seat basis, with each customer employee identity constituting a seat, and its subscription revenue is a monthly base fee per seat. The number of seats served and subscription revenue trends and comparisons between periods are used in the analysis of net2phone-UCaaS’ revenues and direct cost of revenues.

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

Year Ended July 31, 2021 compared to Year Ended July 31, 2020

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31	2021	2020
REVENUES:
Fintech	5.2%	4.4%
net2phone-UCaaS	3.0	2.4
Traditional Communications	91.8	93.2
TOTAL REVENUES	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	79.8	80.5
Selling, general and administrative	15.1	16.0
Depreciation and amortization	1.2	1.5
Severance	—	0.3
TOTAL COSTS AND EXPENSES	96.1	98.3
Other operating gain (expense), net	0.1	(0.4)
INCOME FROM OPERATIONS	4.0	1.3
Interest income, net	—	0.1
Other income (expense), net	0.5	(0.1)
INCOME BEFORE INCOME TAXES	4.5%	1.3%

Fintech Segment

Fintech, which represented 5.2% and 4.4% of our total revenues in fiscal 2021 and fiscal 2020, respectively, comprises BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and NRS, operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services. BOSS Revolution Money Transfer and NRS were previously included in our Telecom & Payment Services segment.

(in millions)			Change
Year ended July 31	2021	2020	$	%
Revenues:
BOSS Revolution Money Transfer	$49.6	$47.9	$1.7	3.4%
National Retail Solutions	24.7	12.0	12.7	106.6
Total revenues	74.3	59.9	14.4	24.1
Direct cost of revenues	26.2	19.2	7.0	36.1
Selling, general and administrative	47.9	35.8	12.1	33.9
Depreciation and amortization	1.7	1.5	0.2	14.9
(Loss) income from operations	$(1.5)	$3.4	$(4.9)	(143.2)%

Revenues. Revenues from BOSS Revolution Money Transfer increased in fiscal 2021 compared to fiscal 2020 driven primarily by increased transaction volume in its digital channel, and a significant but diminished benefit from transient foreign exchange market conditions that ceased by the end of the second quarter of fiscal 2021.

Revenues from NRS increased in fiscal 2021 compared to fiscal 2020 driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising. Merchant services and other revenue, which includes payment processing services, increased 295% to $7.8 million in fiscal 2021 from $2.0 million in fiscal 2020. Advertising and data revenue increased 95% to $8.7 million in fiscal 2021 from $4.5 million in fiscal 2020. Active POS terminals increased 40% to 14,000 at July 31, 2021 from 10,000 at July 31, 2020. Payment processing accounts increased 124% to 5,600 at July 31, 2021 from 2,500 at July 31, 2020.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to the increase in revenues. BOSS Revolution Money Transfer’s direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 due to increased direct cost of revenues in its digital channel.

Year ended July 31	2021	2020	Change
Direct cost of revenues as a percentage of revenues	35.2%	32.1%	3.1%

Direct cost of revenues as a percentage of revenues increased 310 basis points in fiscal 2021 compared to fiscal 2020 primarily due to an increase in direct cost of revenues as a percentage of revenues in BOSS Revolution Money Transfer’s digital channel, partially offset by a decrease in direct cost of revenues as a percentage of revenues in NRS.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in employee compensation, debit and credit card processing charges, sales commissions, and marketing expense. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Revolution Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense increased to 64.5% from 59.7% in fiscal 2021 and fiscal 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in fiscal 2021 compared to fiscal 2020 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 3.0% and 2.4% of our total revenues in fiscal 2021 and fiscal 2020, respectively, comprises net2phone’s cloud communications offerings, which were previously included in our net2phone segment.

(in millions)			Change
Year ended July 31	2021	2020	$	%
Revenues	$43.9	$31.8	$12.1	38.1%
Direct cost of revenues	8.1	6.4	1.7	26.9
Selling, general and administrative	45.0	36.3	8.7	23.7
Depreciation and amortization	5.0	4.1	0.9	22.9
Other operating expense, net	0.1	0.1	—	58.7
Loss from operations	$(14.3)	$(15.1)	$0.8	5.4%

Revenues. net2phone-UCaaS’ revenues increased in fiscal 2021 compared to fiscal 2020 driven by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 47% to 226,000 at July 31, 2021 from 154,000 at July 31, 2020. Subscription revenue increased 39% to $41.5 million in fiscal 2021 from $29.9 million in fiscal 2020, led by growth in the U.S. market. net2phone-UCaaS launched its integration with Slack in the third quarter of fiscal 2021, building on its prior integrations with Zoho and Microsoft Teams. Also in fiscal 2021, net2phone-UCaaS launched an integration with Salesforce. In November 2020, net2phone-UCaaS announced it had launched its service in Peru and in December 2020, it expanded coverage to six additional cities in Brazil.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to the increase in revenues, with the largest increases in the United States and Latin America.

Year ended July 31	2021	2020	Change
Direct cost of revenues as a percentage of revenues	18.5%	20.2%	(1.7)%

Direct cost of revenues as a percentage of revenues decreased 170 basis points in fiscal 2021 compared to fiscal 2020 primarily because of a decrease in direct cost of revenues as a percentage of revenues in the United States. net2phone-UCaaS’ focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 102.4% from 114.3% in fiscal 2021 and fiscal 2020, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in fiscal 2021 compared to fiscal 2020 was due to increased depreciation of net2phone-UCaaS’ telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Expense, net. Other operating expense, net in fiscal 2021 was due to the settlement of a legal matter. Other operating expense, net in fiscal 2020 was due to the write-off of certain capitalized assets related to a cancelled project.

Traditional Communications Segment

The Traditional Communications segment, which represented 91.8% and 93.2% of our total revenues in fiscal 2021 and fiscal 2020, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in our Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in our net2phone segment.

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

(in millions)			Change
Year ended July 31	2021	2020	$/#	%
Revenues:
Mobile Top-Up	$461.6	$334.4	$127.2	38.0%
BOSS Revolution Calling	455.2	468.3	(13.1)	(2.8)
Carrier Services	361.0	394.3	(33.3)	(8.5)
Other	50.9	57.1	(6.2)	(10.8)
Total revenues	1,328.7	1,254.1	74.6	6.0
Direct cost of revenues	(1,119.8)	(1,058.4)	(61.4)	(5.8)
Selling, general and administrative	(118.1)	(134.1)	16.0	11.9
Depreciation and amortization	(11.0)	(14.7)	3.7	25.6
Severance	(0.4)	(3.5)	3.1	87.0
Other operating gain (expense), net	0.6	(4.5)	5.1	112.6
Income from operations	$80.0	$38.9	$41.1	105.4%

Minutes of use:
BOSS Revolution Calling	3,554	3,913	(359)	(9.2)%
Carrier Services	10,511	14,398	(3,887)	(27.0)

Revenues. Revenues from Mobile Top-Up increased in fiscal 2021 compared to fiscal 2020 primarily from product expansion and continued growth across all of our distribution channels, including the addition of a business-to-business channel in fiscal 2021. The business-to-business channel was the main driver for Mobile Top-Up’s revenue increase in the fourth quarter of fiscal 2021. In addition, our acquisition of a mobile top-up company in December 2020 contributed to our increased penetration into the market in Africa.

Revenues and minutes of use from BOSS Revolution Calling decreased in fiscal 2021 compared to fiscal 2020 although COVID-19 related demand in fiscal 2021 slowed the rate of decline in BOSS Revolution Calling revenue that we have experienced in recent periods. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from Carrier Services decreased in fiscal 2021 compared to fiscal 2020 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in Mobile Top-Up’s direct cost of revenues in fiscal 2021 compared to fiscal 2020 as a result of the increase in its revenues, partially offset by decreases in Carrier Services’ and BOSS Revolution Calling’s direct cost of revenues in fiscal 2021 compared to fiscal 2020.

Year ended July 31	2021	2020	Change
Direct cost of revenues as a percentage of revenues	84.3%	84.4%	(0.1)%

Direct cost of revenues as a percentage of revenues decreased 10 basis points in fiscal 2021 compared to fiscal 2020 because of decreases in direct cost of revenues as a percentage of revenues in Mobile Top-Up and BOSS Revolution Calling in fiscal 2021 compared to fiscal 2020, mostly offset by an increase in direct cost of revenues as a percentage of revenues in Carrier Services in fiscal 2021 compared to fiscal 2020. The decreases in direct cost of revenues as a percentage of revenues in Mobile Top-Up and BOSS Revolution Calling were primarily due to the continued migration of customers to our digital platforms. The increased adoption of our digital, direct-to-consumer channels is expected to continue, which is expected to contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in fiscal 2021 compared to fiscal 2020 primarily due to decreases in employee compensation, stock-based compensation, marketing expense, and bad debt expense, partially offset by an increase in debit and credit card processing charges. The increases in card processing charges were the result of the shift in the sales of our consumer offerings from cash transactions at retailers to credit and debit card transactions through our BOSS Revolution Calling app and other digital channels. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 8.9% from 10.7% in fiscal 2021 and fiscal 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in fiscal 2021 compared to fiscal 2020 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. We incurred severance expense of $0.4 million and $3.5 million in fiscal 2021 and fiscal 2020, respectively.

Other Operating Gain (Expense), net. Other operating gain (expense), net in fiscal 2021 included a gain of $2.0 million received from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws. Other operating gain (expense), net also included expense for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $0.5 million and $1.2 million in fiscal 2021 and fiscal 2020, respectively. Other operating gain (expense), net in fiscal 2021 also included expense for a settlement of a Carrier Services’ claim for $0.6 million and other expense of $0.3 million. In addition, other operating gain (expense), net in fiscal 2020 included an accrual for non-income related taxes related to one of our foreign subsidiaries of $2.2 million, a write-off of $0.6 million for certain assets primarily in Latin America, and expense of $0.5 million for a legal matter.

Corporate

(in millions)			Change
Year ended July 31	2021	2020	$	%
General and administrative expenses	$(7.5)	$(9.1)	$1.6	16.6%
Depreciation and amortization	(0.1)	(0.1)	—	(64.4)
Other operating gain (expense), net	0.2	(0.5)	0.7	142.4
Loss from operations	$(7.4)	$(9.7)	$2.3	23.5%

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

General and Administrative. Corporate general and administrative expense decreased in fiscal 2021 compared to fiscal 2020 primarily because of a decrease in stock-based compensation due to reductions in expense of deferred stock units granted in June 2019 and stock options, as well as a decrease in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.5% and 0.7% in fiscal 2021 and fiscal 2020, respectively.

Other Operating Gain (Expense), net. As discussed in Note 22 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) have been named in a pending putative class action on behalf of Straight Path’s stockholders and a derivative complaint. We incurred legal fees of $2.9 million and $3.6 million in fiscal 2021 and fiscal 2020, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $3.1 million and $3.1 million in fiscal 2021 and fiscal 2020, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in Rafael Holdings’ building and parking garage located at 520 Broad St, Newark, New Jersey. We also lease office space in Israel from Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In both fiscal 2021 and fiscal 2020, we incurred lease costs of $1.9 million in connection with the Rafael Holdings’ leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.5 million and $3.9 million in fiscal 2021 and fiscal 2020, respectively. The decrease in stock-based compensation expense in fiscal 2021 compared to fiscal 2020 was primarily due to reductions in expense of deferred stock units granted in June 2019 and stock options. At July 31, 2021, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $0.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2024.

(in millions)			Change
Year ended July 31	2021	2020	$	%
Income from operations	$57.0	$17.9	$39.1	217.6%
Interest income, net	0.3	1.1	(0.8)	(69.5)
Other income (expense), net	7.9	(1.3)	9.2	724.8
Benefit from income taxes	31.7	3.7	28.0	755.9
Net income	96.9	21.4	75.5	352.4
Net (income) loss attributable to noncontrolling interests	(0.4)	—	(0.4)	nm
Net income attributable to IDT Corporation	$96.5	$21.4	$75.1	350.2%

nm—not meaningful

Other Income (Expense), net. Other income (expense), net consists of the following:

(in millions) Year ended July 31	2021	2020
Foreign currency transaction gains	$1.0	$0.4
Equity in the net loss of investee	(1.1)	—
Write-off of tax assets related to prior periods	—	(1.3)
Gain (loss) on investments	8.8	(0.3)
Other	(0.8)	(0.1)
TOTAL	$7.9	$(1.3)

On February 2, 2021, we paid $4.0 million to purchase shares of series B convertible preferred stock of a communications company (the equity method investee, or EMI). The shares purchased represent 23.95% of the outstanding shares of the EMI on an as converted basis. We account for this investment using the equity method since the series B convertible preferred stock is in-substance common stock, and we can exercise significant influence over the operating and financial policies of the EMI. We determined that on the date of the acquisition, there was a difference of $3.4 million between our investment in the EMI and our proportional interest in the equity of the EMI, which represented our share of the EMI’s customer list on the date of acquisition. This basis difference is being amortized over the 6-year estimated life of the customer list.

The gain on investments in fiscal 2021 is primarily from appreciation of shares of Rafael Holdings Class B common stock, partially offset by unrealized losses on hedge funds.

Income Taxes. In fiscal 2021, we released $46.5 million of our valuation allowance on the portion of our deferred income tax assets that we are more likely than not going to utilize. This release was mostly related to domestic deferred income tax assets. We used the framework of ASC Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a significant portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis. In fiscal 2020, due to taxable income in the United States, we utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, we released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that we are more likely than not going to utilize because we forecasted future profitability in the United States. The increase in income tax expense in fiscal 2021 compared to fiscal 2020, excluding the benefits from the valuation allowance released in fiscal 2021 and fiscal 2020, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in fiscal 2021 compared to fiscal 2020 was due to the reduction in the net loss of NRS, as well as new noncontrolling interests in fiscal 2021. In fiscal 2021, we acquired an aggregate of 75% of the issued shares of a company that provides a digital platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders. As of May 31, 2021, we entered into a Warrant Purchase Agreement with the shareholders of a variable interest entity, or VIE, that operates money transfer businesses. We have various management rights and protective provisions pursuant to the Warrant Purchase Agreement. Primarily as a result of the Warrant Purchase Agreement, we can obtain 90% of the ownership interests in the VIE. We consolidated the VIE as of May 31, 2021 because we determined that we are the primary beneficiary of the VIE since we have the power to direct the activities of the VIE that most significantly impact its economic performance, and we have the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. We do not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests. Finally, on December 31, 2020, the previously approved compensatory arrangement with each of Howard S. Jonas, the Chairman of our Board of Directors, and Shmuel Jonas, our Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received fifty restricted shares of net2phone 2.0, Inc., or net2phone 2.0, Class B common stock, which represents 5% of the outstanding common stock of net2phone 2.0. net2phone 2.0 owns and operates our net2phone-UCaaS segment.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this Annual Report, including the impact of COVID-19, we currently expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2022.

At July 31, 2021, we had cash, cash equivalents, debt securities, and unrestricted current equity investments of $161.4 million and working capital (current assets in excess of current liabilities) of $48.8 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services as substantially restricted and unavailable for other purposes. At July 31, 2021, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $15.3 million held by IDT Payment Services that was unavailable for other purposes.

(in millions) Year ended July 31	2021	2020
Cash flows provided by (used in):
Operating activities	$66.6	$(29.6)
Investing activities	(44.1)	(32.5)
Financing activities	(4.5)	(5.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	7.7	11.7
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$25.7	$(56.0)

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $51.1 million at July 31, 2021 from $50.3 million at July 31, 2020 primarily due to amounts billed during fiscal 2021 that were greater than collections in fiscal 2021.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue increased to $42.3 million at July 31, 2021 from $40.1 million at July 31, 2020 primarily due to an increase in the BOSS Revolution Calling deferred revenue balance.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $115.5 million at July 31, 2021 from $116.0 million at July 31, 2020. Our restricted cash and cash equivalents included $115.8 million and $116.3 million at July 31, 2021 and 2020, respectively, held by the bank.

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

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. We have evaluated our state tax filings with respect to the Wayfair decision and are in the process of reviewing our remittance practices. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial position, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position, and operating results.

Investing Activities

Our capital expenditures were $16.8 million in fiscal 2021 compared to $16.0 million in fiscal 2020. We currently anticipate that total capital expenditures in fiscal 2022 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On December 3, 2020, our subsidiary IDT International Telecom, Inc., or IDTIT, acquired 51% of the issued shares of a company for $2.4 million, net of cash acquired. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration of $0.5 million will be paid (a) no later than November 30, 2021 if the acquired company generates EBITDA (as defined in the purchase agreement) of no less than $1.0 million between October 1, 2020 and September 30, 2021; or (b) no later than November 30, 2022 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2021 and September 30, 2022. Also, pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of the acquired company that the seller did not initially sell to IDTIT, or the Option Shares, the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million. On June 15, 2021, IDTIT purchased 19% of the issued shares of the acquired company from the remaining noncontrolling interest holder for $1.0 million. We also recorded $0.2 million for the estimated fair value of contingent consideration. The contingent consideration of up to $0.3 million will be paid if the acquired company meets certain Adjusted EBITDA targets (as defined in the purchase agreement) no later than April 1, 2023.

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

On September 29, 2021, NRS sold 862,442 shares of its Class B common stock, which represents 2.5% of its outstanding capital stock on a fully diluted basis, to Alta Fox Opportunities Fund LP, or Alta Fox, for cash of $10 million. Alta Fox has the right to request redemption of all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

As of May 31, 2021, we purchased a warrant from the shareholders of a VIE for cash of $0.8 million, which is included in financing activities, and a contingent payment of $0.1 million. We acquired cash of $3.3 million from the initial consolidation of the VIE, which is included in investing activities.

On December 7, 2020, we purchased from Rafael Holdings 218,245 newly issued shares of Rafael Holding’s Class B common stock and a warrant to purchase up to 43,649 shares of Rafael Holding’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The aggregate purchase price was $5.0 million. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael Holding’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding the purchase date. On March 15, 2021, we exercised the warrant in full and purchased 43,649 shares of Rafael Holding’s Class B common stock for cash of $1.0 million.

On February 2, 2021, we paid $4.0 million to purchase shares of the EMI’s series B convertible preferred stock representing 23.95% of the outstanding shares of the EMI on an as converted basis. On August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. These purchases increased our ownership of the EMI’s outstanding shares to 26.57% on an as converted basis.

Purchases of debt securities and equity investments were $43.2 million and $22.4 million in fiscal 2021 and fiscal 2020, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $26.2 million and $6.5 million in fiscal 2021 and fiscal 2020, respectively.

Financing Activities

We distributed cash of $0.9 million and $0.9 million in fiscal 2021 and fiscal 2020, respectively, to the noncontrolling interests in certain of our subsidiaries.

In fiscal 2021 and fiscal 2020, we received proceeds from financing-related other liabilities of $0.7 million and nil, respectively.

In fiscal 2021 and fiscal 2020, we repaid financing-related other liabilities of $0.1 million and $0.5 million, respectively.

On April 20, 2020, our subsidiary, IDT Domestic Telecom, Inc., or IDT DT, received loan proceeds of $10.0 million from TD Bank, N.A., pursuant to the Paycheck Protection Program, or the PPP Loan, under the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, administered by the U.S. Small Business Administration. On April 29, 2020, IDT DT returned all $10.0 million in proceeds from the PPP Loan.

In fiscal 2021 and fiscal 2020, we received proceeds from the exercise of stock options of $0.7 million and $0.3 million, respectively, for which we issued 81,041 and 32,551 shares, respectively, of our Class B common stock.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2021, IDT Telecom had not borrowed any amounts under this facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due in May 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2021, IDT Telecom was in compliance with all of the covenants.

IDT Telecom had a credit agreement, dated as of October 31, 2019, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million until its maturity on July 15, 2020. The principal outstanding incurred interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. In fiscal 2020, we borrowed and repaid an aggregate of $1.4 million under the facility. IDT Telecom paid a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2021, we repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. In fiscal 2020, we repurchased 671,117 shares of our Class B common stock for an aggregate purchase price of $4.2 million. At July 31, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2021 and fiscal 2020, we paid $1.3 million and $0.3 million, respectively, to repurchase 109,381 and 37,348 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units and restricted stock. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

We are considering spin-offs, sales of equity, and other potential dispositions of certain of our subsidiaries. Some of the transactions under consideration are in early stages and others are more advanced. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. The sale of a subsidiary’s equity in an initial public offering or other transaction would instead be a source of cash. In fiscal 2021, we announced that our Board of Directors had directed us to prepare for the potential spin-off of our net2phone cloud communications business. Management subsequently has stated that it expects the preparations will be complete by the end of calendar year 2021 or shortly thereafter. There is no assurance at this time that any of these transactions will be completed.

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

CONTRACTUAL OBLIGATIONS AND OTHER COMMERCIAL COMMITMENTS

The following table quantifies our future contractual obligations and other commercial commitments at July 31, 2021:

Payments Due by Period

(in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$3.7	$3.7	$—	$—	$—
Connectivity obligations under service agreements	0.8	0.7	0.1	—	—
Operating leases including short-term leases	8.9	3.2	4.3	1.4	—
TOTAL CONTRACTUAL OBLIGATIONS(1)	$13.4	$7.6	$4.4	$1.4	$—

(1)	The above table does not include an aggregate of $19.6 million in performance bonds and $1.7 million in potential contingent consideration related to business acquisitions due to the uncertainty of the amount and/or timing of any such payments.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local, and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (see Note 22 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2021, we had aggregate performance bonds of $19.6 million outstanding.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2021. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2021 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2021, and our report dated October 14, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report of Management on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
October 14, 2021

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

Liora Stein—Current Board Member

Michael Chenkin—Certified Public Accountant; previously worked in the Audit Department of Coopers and Lybrand and as a consultant to the securities industry

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2021, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Seventh Amended and Restated By-laws of the Registrant.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(4)	Fourth Amended and Restated Employment Agreement, dated December 14, 2016, between the Registrant and Howard S. Jonas.

10.02(5)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(6)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.04(7)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.05(8)	Agreement, dated December 5, 2017, between IDT Corporation, Bill Pereira and IDT Telecom.

10.06(9)	Stock Option Agreement between the Registrant and Howard Jonas, dated May 2, 2017.

10.07(9)	Assignment Agreement between the Registrant and Howard Jonas, dated September 19, 2017.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________
*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed October 30, 2020.

(3)	Incorporated by reference to Form 10-K/A, filed December 22, 2020.

(4)	Incorporated by reference to Form 8-K, filed December 20, 2016.

(5)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(6)	Incorporated by reference to Form S-8, filed October 11, 2019.

(7)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(8)	Incorporated by reference to Form 8-K, filed December 5, 2017

(9)	Incorporated by reference to Form 10-K for the fiscal year ended July 31, 2017, filed October 16, 2017.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 14, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 14, 2021
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	October 14, 2021
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 14, 2021
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 14, 2021
Howard S. Jonas

/s/ Liora Stein	Director	October 14, 2021
Liora Stein

/s/ Michael Chenkin	Director	October 14, 2021
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 14, 2021
Eric F. Cosentino

/s/ Judah Schorr	Director	October 14, 2021
Judah Schorr

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the two years in the period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 14, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

New York, New York

October 14, 2021

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$107,147	$84,860
Restricted cash and cash equivalents	119,769	116,362
Debt securities	14,012	18,363
Equity investments	42,434	5,964
Trade accounts receivable, net of allowance for doubtful accounts of $4,438 and $6,085 at July 31, 2021 and 2020, respectively	46,644	44,166
Disbursement prefunding	27,656	25,325
Prepaid expenses	13,694	7,790
Other current assets	16,779	19,302
TOTAL CURRENT ASSETS	388,135	322,132
Property, plant, and equipment, net	30,829	30,061
Goodwill	14,897	12,858
Other intangibles, net	7,578	3,959
Equity investments	11,654	8,833
Operating lease right-of-use assets	7,671	9,490
Deferred income tax assets, net	41,502	8,512
Other assets	10,389	8,905
TOTAL ASSETS	$512,655	$404,750
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$24,502	$25,150
Accrued expenses	129,085	125,544
Deferred revenue	42,293	40,114
Customer deposits	115,524	115,992
Other current liabilities	27,930	18,070
TOTAL CURRENT LIABILITIES	339,334	324,870
Operating lease liabilities	5,473	7,353
Other liabilities	1,234	1,388
TOTAL LIABILITIES	346,041	333,611
Commitments and contingencies
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2021 and 2020	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 26,379 and 25,961 shares issued and 24,187 and 24,345 shares outstanding at July 31, 2021 and 2020, respectively	264	260
Additional paid-in capital	278,021	277,443
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,192 and 1,616 shares of Class B common stock at July 31, 2021 and 2020, respectively	(60,413)	(56,221)
Accumulated other comprehensive loss	(10,183)	(7,410)
Accumulated deficit	(42,858)	(139,333)
Total IDT Corporation stockholders’ equity	164,864	74,772
Noncontrolling interests	1,750	(3,633)
TOTAL EQUITY	166,614	71,139
TOTAL LIABILITIES AND EQUITY	$512,655	$404,750

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2021	2020
REVENUES	$1,446,990	$1,345,769
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,154,048	1,084,009
Selling, general and administrative (i)	218,467	214,846
Depreciation and amortization	17,764	20,406
Severance	452	3,503
TOTAL COSTS AND EXPENSES	1,390,731	1,322,764
Other operating gain (expense), net (see Note 14)	731	(5,063)
Income from operations	56,990	17,942
Interest income, net	318	1,043
Other income (expense), net	7,916	(1,267)
Income before income taxes	65,224	17,718
Benefit from income taxes	31,667	3,700
NET INCOME	96,891	21,418
Net (income) loss attributable to noncontrolling interests	(416)	12
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$96,475	$21,430

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$3.78	$0.82
Diluted	$3.70	$0.81

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,495	26,278
Diluted	26,053	26,441

(i)	Stock-based compensation included in selling, general and administrative expenses	$1,490	$3,856

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2021	2020
NET INCOME	$96,891	$21,418
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	(51)	42
Foreign currency translation adjustments	(2,722)	(2,594)
Other comprehensive loss	(2,773)	(2,552)
COMPREHENSIVE INCOME	94,118	18,866
Comprehensive (income) loss attributable to noncontrolling interests	(416)	12
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$93,702	$18,878

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2019	3,272	$33	25,803	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2,687)	$53,557
Exercise of stock options	—	—	33	—	276	—	—	—	—	276
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(4,201)	—	—	—	(4,201)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(281)	—	—	—	(281)
Stock-based compensation	—	—	125	2	3,854	—	—	—	—	3,856
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(934)	(934)
Other comprehensive loss	—	—	—	—	—	—	(2,552)	—	—	(2,552)
Net income for the year ended July 31, 2020	—	—	—	—	—	—	—	21,430	(12)	21,418
BALANCE AT JULY 31, 2020	3,272	$33	25,961	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)—(Continued)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2020	3,272	$33	25,961	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	81	1	686	—	—	—	—	687
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,343)	—	—	—	(1,343)
Stock issued for matching contributions to the 401(k) Plan	—	—	36	—	1,042	—	—	—	—	1,042
Grant of restricted equity in subsidiary (see Note 20).	—	—	—	—	(2,361)	—	—	—	2,361	—
Business acquisition	—	—	—	—	(276)	—	—	—	945	669
Acquisition of interest in variable interest entity (see Note 13)	—	—	—	—	—	—	—	—	2,509	2,509
Stock-based compensation	—	—	301	3	1,487	—	—	—	—	1,490
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(848)	(848)
Other comprehensive loss	—	—	—	—	—	—	(2,773)	—	—	(2,773)
Net income for the year ended July 31, 2021	—	—	—	—	—	—	—	96,475	416	96,891
BALANCE AT JULY 31, 2021	3,272	$33	26,379	$264	$278,021	$(60,413)	$(10,183)	$(42,858)	$1,750	$166,614

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2021	2020
OPERATING ACTIVITIES
Net income	$96,891	$21,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,764	20,406
Deferred income taxes	(32,793)	(3,805)
Provision for doubtful accounts receivable	1,782	3,109
Stock-based compensation	1,490	3,856
Other	(7,358)	352
Changes in assets and liabilities:
Trade accounts receivable	(3,728)	11,702
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(2,247)	(1,719)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(264)	(12,081)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(6,906)	(70,401)
Deferred revenue	1,989	(2,428)
Net cash provided by (used in) operating activities	66,620	(29,591)
INVESTING ACTIVITIES
Capital expenditures	(16,765)	(16,041)
Payments for acquisitions, net of cash acquired	(3,673)	(450)
Cash acquired from acquisition of interest in variable interest entity	3,336	—
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	(5,000)	—
Exercise of warrant to purchase shares of Rafael Holdings, Inc. Class B common stock	(1,000)	—
Purchase of series B convertible preferred stock in equity method investment	(4,000)	—
Purchases of debt securities and equity investments	(43,187)	(22,429)
Proceeds from maturities and sales of debt securities and redemption of equity investments	26,230	6,457
Net cash used in investing activities	(44,059)	(32,463)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(848)	(934)
Payment for acquisition of warrant in variable interest entity	(791)	—
Proceeds from other liabilities	729	—
Repayment of other liabilities	(108)	(510)
Proceeds from note payable	—	10,000
Repayment of note payable	—	(10,000)
Proceeds from exercise of stock options	687	276
Proceeds from borrowings under revolving credit facility	—	1,429
Repayments of borrowings under revolving credit facility	—	(1,429)
Repurchases of Class B common stock	(4,192)	(4,482)
Net cash used in financing activities	(4,523)	(5,650)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	7,656	11,727
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	25,694	(55,977)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	201,222	257,199
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$226,916	$201,222
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$486	$388
Cash payments made for income taxes	$193	$60
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Liabilities incurred for acquisition	$628	$375
Stock issued for matching contributions to the 401(k) Plan	$1,042	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (the “Company”) is a global provider of financial technology, or fintech, cloud communications, and traditional communications services. The Company has three reportable business segments, Fintech, net2phone-Unified Communications as a Service (“UCaaS”), and Traditional Communications.

Basis of Consolidation

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the investee and includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and the variable interest entity in which the Company is the primary beneficiary (see Note 13). All significant intercompany accounts and transactions between the consolidated entities are eliminated.

Accounting for Investments

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

Reclassifications

Certain prior year amounts in the consolidated balance sheet were reclassified to conform to the current year’s presentation as follows: $25.3 million previously included in “Prepaid expenses” was reclassified to “Disbursement prefunding” and $6.0 million previously included in “Trade accounts payable” was reclassified to “Other current liabilities.”

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition

The Company accounts for its revenues under Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the amendments thereto (collectively referred to as Accounting Standards Codification, or “ASC” 606). The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and the guidance defines a five-step process to achieve this core principle. The five-step process is as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation.

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

Equity Investments

Investments in equity securities (except those accounted for under the equity method or that result in consolidation) are measured at fair value, with changes in fair value recognized in net income. For investments in equity securities without a readily determinable fair value, the Company elects the measurement alternative and measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in “Other income (expense), net” in the accompanying consolidated statements of income in the period the impairment is identified.

On August 1, 2021, the Company adopted ASU No. 2020-01, Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815), that clarifies the interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU affect the application of the measurement alternative for certain equity securities and the equity method of accounting, and guidance for certain forward contracts and purchased options to purchase securities, that, upon settlement or exercise, would be accounted for under the equity method of accounting. The adoption of the amendments in this ASU had no impact on the Company’s consolidated financial statements.

Disbursement Prefunding

The Company maintains relationships with disbursement partners in various countries for its money transfer and Mobile Top-Up services. The Company maintains prefunding balances with these disbursement partners, so they can satisfy the Company’s customer liabilities. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.

Property, Plant, and Equipment and Intangible Assets

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

The fair value of non-compete agreement, customer relationships, and tradenames acquired in a business combination accounted for under the purchase method are amortized over their estimated useful lives (see Notes 6 and 12).

The Company tests the recoverability of its property, plant, and equipment and intangible assets with finite useful lives whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company tests for recoverability based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, the Company will record an impairment loss, if any, based on the difference between the estimated fair value and the carrying value of the asset. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows from such asset using an appropriate discount rate. Cash flow projections and fair value estimates require significant estimates and assumptions by management. Should the estimates and assumptions prove to be incorrect, the Company may be required to record impairments in future periods and such impairments could be material.

Goodwill

Goodwill is the excess of the acquisition cost of businesses over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed annually (or more frequently under various conditions) for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

When performing its quantitative annual, or interim, goodwill impairment test the Company is comparing the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2021 and fiscal 2020, advertising expense was $15.3 million and $15.7 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2021 and fiscal 2020 was $12.6 million and $14.6 million, respectively. Unamortized capitalized internal use software costs at July 31, 2021 and 2020 were $16.7 million and $18.1 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 1, 2021, the Company adopted ASU No. 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes, that removes certain exceptions to the general principles in Topic 740, and clarifies and amends existing guidance in Topic 740. The adoption of this new standard had no impact on the Company’s consolidated financial statements.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2021	2020
Basic weighted-average number of shares	25,495	26,278
Effect of dilutive securities:
Stock options	229	1
Non-vested restricted Class B common stock	329	162
Diluted weighted-average number of shares	26,053	26,441

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2021	2020
Shares excluded from the calculation of diluted earnings per share	535	1,138

Stock-Based Compensation

The Company recognizes compensation expense for its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the vesting period. Stock-based compensation is included in selling, general and administrative expense.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2021 or fiscal 2020. However, the Company’s five largest customers collectively accounted for 14.5% and 12.7% of its consolidated revenues in fiscal 2021 and fiscal 2020, respectively. The Company’s customers with the five largest receivable balances collectively accounted for 9.7% and 13.8% of the consolidated gross trade accounts receivable at July 31, 2021 and 2020, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers. In addition, the Company attempts to mitigate the credit risk related to specific Carrier Services customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from Carrier Services customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2021
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$6,085	$1,782	$(3,429)	$4,438
2020
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,444	$3,109	$(2,468)	$6,085

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Level 1–	quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2–	quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument.
Level 3–	unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value.

A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the assets and liabilities being measured and their placement within the fair value hierarchy.

Leases

On August 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842), and the amendments thereto, related to the accounting for leases (collectively referred to as “ASC 842”) (see Note 4). ASC 842 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Entities have the option to continue to apply historical accounting under Topic 840, including its disclosure requirements, in comparative periods presented in the year of adoption. An entity that elects this option will recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption instead of the earliest period presented.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company elected to apply the optional ASC 842 transition provisions beginning on August 1, 2019. Accordingly, the Company continued to apply Topic 840 prior to August 1, 2019. The Company elected the package of practical expedients for all its leases that commenced before August 1, 2019. In addition, the Company elected not to apply the recognition requirements of ASC 842 for its short-term leases. As the Company’s leases do not provide an implicit rate, nor is one readily available, the Company used its incremental borrowing rate based on information available at August 1, 2019 to determine the present value of its future minimum rental payments.

Recently Issued Accounting Standard Not Yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators, and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2023. The Company is evaluating the impact that the new standard will have on its consolidated financial statements.

Note 2—Business Segment Information

As of August 1, 2020, the Company revised its reportable business segments to reflect the growth of its financial technology and cloud communications businesses and their increased contributions to the Company’s consolidated results. The Company’s three reportable business segments, Fintech, net2phone-UCaaS, and Traditional Communications, reflect management’s approach to analyzing results, its resource allocation strategy, and its assessment of business performance. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

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

The Fintech segment comprises BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and National Retail Solutions (“NRS”), operator of a nationwide point of sale (“POS”) network providing payment processing, digital advertising, transaction data, and ancillary services. BOSS Revolution Money Transfer and NRS were previously included in the Company’s Telecom & Payment Services segment.

The net2phone-UCaaS segment comprises net2phone’s cloud communications offerings, which were previously included in the Company’s net2phone segment.

The Traditional Communications segment includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes net2phone-Platform Services, which provides telephony services to cable operators and other offerings that leverage a common technology platform, as well as smaller communications and payments offerings, many in harvest mode. Most of the Traditional Communications segment was previously included in the Company’s Telecom & Payment Services segment except for net2phone-Platform Services, which was previously included in the Company’s net2phone segment.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Corporate	Total
Year ended July 31, 2021
Revenues	$74,343	$43,897	$1,328,750	$—	$1,446,990
(Loss) income from operations	(1,462)	(14,272)	80,117	(7,393)	56,990
Depreciation and amortization	(1,751)	(5,007)	(10,930)	(76)	(17,764)
Year ended July 31, 2020
Revenues	$59,924	$31,781	$1,254,064	$—	$1,345,769
Income (loss) from operations	3,381	(15,080)	39,300	(9,659)	17,942
Depreciation and amortization	(1,524)	(4,073)	(14,763)	(46)	(20,406)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Foreign Countries	Total
July 31, 2021
Long-lived assets, net	$19,562	$11,267	$30,829
Total assets	230,126	282,529	512,655
July 31, 2020
Long-lived assets, net	$18,834	$11,227	$30,061
Total assets	102,176	302,574	404,750

Note 3—Revenue Recognition

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

Mobile Top-Up

Mobile Top-Up is sold direct-to-consumers and through distributors and retailers in the same manner as BOSS Revolution Calling. The Company does not terminate the minutes in its Mobile Top-Up transactions. The Company’s performance obligation is to recharge (top-up) the airtime balance of a mobile account on behalf of the Company’s customer. The Company has contracts with various mobile operators or aggregators to provide the Mobile Top-Up service. The Company determined that it is the principal in primarily all its Mobile Top-Up transactions as the Company controls the service to top-up a mobile account on behalf of the Company’s customer. However, for the portion of its Mobile Top-Up business where the Company has no customer service responsibilities, no inventory risk, and does not establish the price, the Company determined that, as the Company is not considered to control the arrangement, it acts as an agent of the mobile operators. The Company records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The performance obligation is satisfied, and revenue is recognized when the recharge of the mobile account occurs. Accordingly, transfer of control happens at the point in time that the airtime is recharged, which is when the Company has a right to payment and the customer has accepted the service.

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

BOSS Revolution Calling sold through distributors and retailers

BOSS Revolution Calling sold through distributors and retailers is the same service as BOSS Revolution Calling direct-to-consumers. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors, net of discounts, is less than the end user rate for BOSS Revolution Calling minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell BOSS Revolution Calling on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive initial commissions upon sale to end users, and renewal commissions when certain end users subsequently purchase minutes directly from the Company. Initial and renewal commission payments are accounted for as a reduction of the transaction price over time as the end user uses the service.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

Year ended July 31 (in thousands)	2021	2020
BOSS Revolution Money Transfer	$49,595	$47,944
National Retail Solutions	24,748	11,980
Total Fintech	74,343	59,924
net2phone-UCaaS	43,897	31,781
Mobile Top-Up	461,603	334,424
BOSS Revolution Calling	455,244	468,255
Carrier Services	360,997	394,334
Other	50,906	57,051
Total Traditional Communications	1,328,750	1,254,064
TOTAL	$1,446,990	$1,345,769

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On July 31, 2020, the Company restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the Netherlands to the United States, and on February 1, 2021, geographic sourcing was changed from the United States to the United Kingdom.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Year ended July 31, 2021
United States	$74,343	$23,071	$1,030,963	$1,128,377
Outside the United States:
United Kingdom	—	—	244,626	244,626
Netherlands	—	—	28	28
Other	—	20,826	53,133	73,959
Total outside the United States	—	20,826	297,787	318,613
TOTAL	$74,343	$43,897	$1,328,750	$1,446,990

Year ended July 31, 2020
United States	$59,924	$15,490	$847,450	$922,864
Outside the United States:
United Kingdom	—	12	134,339	134,351
Netherlands	—	—	210,743	210,743
Other	—	16,279	61,532	77,811
Total outside the United States	—	16,291	406,614	422,905
TOTAL	$59,924	$31,781	$1,254,064	$1,345,769

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at July 31, 2021 and 2020 had an original expected duration of one year or less.

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for prepaid BOSS Revolution Calling. Contract liabilities are recognized as revenue when services are provided to the customer. The Company estimates its expected breakage revenue by revenue stream recorded each month, based on inputs and assumptions about usage of the deferred revenue balances. The Company used its historical deferred revenue usage data by revenue stream to calculate the percentage of deferred revenue by month that will become breakage. The historical data indicated that customers utilize a very high percentage of minutes purchased in the first three months. The Company reviews its estimates quarterly based on updated data and adjusts the monthly estimates accordingly.

The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”. The Company’s revenue recognized in fiscal 2021 and fiscal 2020 from amounts included in the contract liability balance at the beginning of the period was $28.7 million and $32.3 million, respectively.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s deferred customer contract acquisition costs were as follows:

July 31 (in thousands)	2021	2020
Deferred customer contract acquisition costs included in “Other current assets”	$3,460	$2,350
Deferred customer contract acquisition costs included in “Other assets”	3,151	2,384
TOTAL	$6,611	$4,734

In fiscal 2021 and fiscal 2020, the Company’s amortization of deferred customer contract acquisition costs was $3.6 million and $2.4 million, respectively.

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from one to four years. net2phone-UCaaS also has operating leases for office equipment. Certain of these leases include renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise the options to extend or terminate the leases.

The adoption of ASC 842 resulted in the recognition of operating lease liabilities of $12.4 million and operating ROU assets of the same amount as of August 1, 2019 based on the present value of the remaining minimum rental payments associated with the Company’s leases.

net2phone-UCaaS is the lessee in equipment leases that were classified as capital leases under Topic 840 and are finance leases under ASC 842. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

The Company leases office and parking space from Rafael Holdings, Inc. (“Rafael”) in a building and parking garage located at 520 Broad St, Newark, New Jersey. The Company also leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In both fiscal 2021 and fiscal 2020, the Company incurred lease costs of $1.9 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

Year ended July 31 (in thousands)	2021	2020
Operating lease cost	$2,824	$2,832
Short-term lease cost	620	246
TOTAL LEASE COST	$3,444	$3,078

Cash paid for amounts included in the measurement of lease liabilities: Operating cash flows from operating leases	$2,779	$2,745

July 31	2021	2020
Weighted-average remaining lease term-operating leases	3.4 years	4.2 years
Weighted-average discount rate-operating leases	2.9%	3.12%

On September 1, 2020, the Company entered into a new lease with an aggregate operating lease liability of $0.6 million. The Company’s aggregate operating lease liability was as follows:

July 31 (in thousands)	2021	2020
Operating lease liabilities included in “Other current liabilities”	$2,456	$2,350
Operating lease liabilities included in noncurrent liabilities	5,473	7,353
TOTAL	$7,929	$9,703

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31:
2022	$2,656
2023	2,432
2024	1,844
2025	1,423
2026	—
Thereafter	—
Total lease payments	8,355
Less imputed interest	(426)
Total operating lease liabilities	$7,929

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

July 31 (in thousands)	2021	2020
Cash and cash equivalents	$107,147	$84,860
Restricted cash and cash equivalents	119,769	116,362
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$226,916	$201,222

At July 31, 2021 and 2020, restricted cash and cash equivalents included $115.8 million and $116.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, which provides the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2021 and 2020, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $15.3 million and $11.0 million, respectively, held by IDT Payment Services that was unavailable for other purposes.

Note 6—Acquisitions

Mobile Top-Up Provider

On December 3, 2020, the Company’s subsidiary IDT International Telecom, Inc. (“IDTIT”) acquired 51% of the issued shares of a company that provides a digital platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders. The operating results of the acquired company from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition date fair value of the consideration consisted of the following (in thousands):

(in thousands)
Cash paid	$2,732
Cash acquired	(344)
Cash paid, net of cash acquired	2,388
Contingent consideration	393
Total fair value of consideration, net of cash acquired	$2,781

The contingent consideration of $0.5 million will be paid (a) no later than November 30, 2021 if the acquired company generates EBITDA (as defined in the purchase agreement) of no less than $1.0 million between October 1, 2020 and September 30, 2021; or (b) no later than November 30, 2022 if the acquired company generates EBITDA of no less than $1.0 million between October 1, 2021 and September 30, 2022. The acquisition date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2021.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet was as follows:

(in thousands)
Trade accounts receivable	$656
Prepaid expenses	1,644
Property, plant, and equipment	75
Goodwill	2,025
Customer relationships (15-year useful life)	1,960
Tradenames (20-year useful life)	440
Deferred income tax assets	197
Other assets	30
Trade accounts payable	(1,306)
Accrued expenses	(423)
Other current liabilities	(329)
Noncontrolling interests	(2,188)
Net assets acquired excluding cash	$2,781

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

On June 15, 2021, IDTIT purchased 19% of the issued shares of the acquired company from the remaining noncontrolling interest holder. The purchase price was cash of $1.0 million plus contingent consideration of up to $0.3 million if the acquired company meets certain Adjusted EBITDA targets (as defined in the purchase agreement) no later than April 1, 2023. The acquisition date fair value of the contingent consideration of $0.2 million was estimated using cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. The purchase of the shares resulted in a $1.0 million reduction in “Noncontrolling interests,” a $0.3 million reduction in “Additional paid-in capital,” and $0.2 million liability in the consolidated balance sheets. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2021.

The Company’s pro forma results of operations as if the acquisition occurred on August 1, 2019 were not materially different from the actual results of operations.

Ringsouth Europa, S.L.

On December 11, 2019, the Company’s subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L. (“Ringsouth”), a regional provider of cloud communications services to businesses in Spain. The acquisition expanded net2phone’s business into Spain. Ringsouth’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$450
Contingent consideration	375
Total fair value of consideration	$825

The contingent consideration includes two potential payments to the seller of $0.4 million each, based on monthly recurring revenue targets to be achieved over a 36-month period and 48-month period. The second potential payment is not contingent upon meeting the target for the first payment. The fair value of the contingent consideration was estimated using discounted cash flow models and Monte Carlo simulations. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2021, although the balance changed due to foreign currency translation adjustments.

The impact of the acquisition’s purchase price allocations on the Company’s consolidated balance sheet was as follows:

(in thousands)
Trade accounts receivable	$142
Other current assets	21
Property, plant, and equipment	84
Goodwill	1,437
Non-compete agreement (4-year useful life)	50
Customer relationships (7-year useful life)	130
Tradename (2-year useful life)	30
Deferred income tax assets	118
Other assets	10
Trade accounts payable	(302)
Accrued expenses	(136)
Other current liabilities	(408)
Other liabilities	(351)
Net assets acquired	$825

The goodwill was assigned to the net2phone-UCaaS segment and was attributable primarily to Ringsouth’s assembled workforce and expected synergies from the business combination. The goodwill is expected to be deductible for income tax purposes.

The Company’s pro forma results of operations as if the Ringsouth acquisition occurred on August 1, 2019 were not materially different from the actual results of operations.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2021
Certificates of deposit*	$1,200	$3	$—	$1,203
U.S. Treasury bills and notes	1,669	—	(17)	1,652
Corporate bonds	6,327	38	(33)	6,332
Municipal bonds	4,825	—	—	4,825
TOTAL	$14,021	$41	$(50)	$14,012
July 31, 2020
Certificates of deposit*	$13,844	$58	$—	$13,902
U.S. Treasury bills	2,498	—	—	2,498
Municipal bonds	1,979	—	(16)	1,963
TOTAL	$18,321	$58	$(16)	$18,363

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $26.2 million and $6.5 million in fiscal 2021 and fiscal 2020, respectively. There were no realized gains or realized losses from sales of debt securities in fiscal 2021 and fiscal 2020.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2021 were as follows:

(in thousands)	Fair Value
Within one year	$2,489
After one year through five years	7,463
After five years through ten years	3,771
After ten years	289
TOTAL	$14,012

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2021
U.S. Treasury bills and notes	$17	$1,652
Corporate bonds	33	3,293
TOTAL	$50	$4,945
July 31, 2020
Municipal bonds	$16	$1,963

At July 31, 2021 and 2020, there were no securities in a continuous unrealized loss position for 12 months or longer.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Equity Investments

Equity investments consist of the following:

July 31 (dollars in thousands)	2021	2020
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2021 and 2020	$649	$59
Rafael Holdings, Inc. Class B common stock, 246,565 and 27,806 shares at July 31, 2021 and 2020, respectively	12,479	389
Rafael Holdings, Inc. restricted Class B common stock, 43,649 and nil shares at July 31, 2021 and 2020, respectively	2,209	—
Other marketable equity securities	3,630	—
Fixed income mutual funds	23,467	5,516
Current equity investments	$42,434	$5,964

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$2,465	$3,825
Series B convertible preferred stock—equity method investment	2,901	—
Hedge funds	3,563	4,783
Other	2,725	225
Noncurrent equity investments	$11,654	$8,833

The Company received the Zedge Inc. (“Zedge”) Class B common shares and 28,320 of the unrestricted Rafael Class B common shares set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

On December 7, 2020, the Company purchased from Rafael 218,245 newly issued shares of Rafael’s Class B common stock and a warrant to purchase up to 43,649 shares of Rafael’s Class B common stock at an exercise price of $22.91 at any time on or after December 7, 2020 and on or prior to June 6, 2022. The aggregate purchase price of $5.0 million was allocated $4.6 million to the shares and $0.4 million to the warrant based on their relative purchase date fair values. The fair value of the warrant on the acquisition date was estimated using a Black-Scholes valuation model that represented a Level 3 measurement. The purchase price was based on a per share price of $22.91, which was the closing price of Rafael’s Class B common stock on the New York Stock Exchange on the trading day immediately preceding the purchase date. On March 15, 2021, the Company exercised the warrant in full and purchased 43,649 shares of Rafael’s Class B common stock for cash of $1.0 million. The aggregate 261,894 shares of Rafael’s Class B common stock were not available for sale, assignment, or transfer. These restrictions lapsed in June 2021 for 218,245 shares and September 2021 for 43,649 shares.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services Limited received 1,830 shares of Visa Series C Preferred among other consideration. At July 31, 2020, each share of Visa Series C Preferred was convertible into 13.722 shares of Visa Class A common stock (the “Conversion Adjustment), subject to certain conditions, and will be convertible at the holder’s option beginning in June 2028. On September 24, 2020, in connection with Visa’s first mandatory release assessment, the Company received 125 shares of Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”) and the Conversion Adjustment for Visa Series C Preferred was reduced to 6.861. In June 2021, the 125 shares of Visa Series A Preferred were converted into 12,500 shares of Visa Class A common stock, which the Company sold for $2.9 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

Year ended July 31 (in thousands)	2021	2020
Balance, beginning of period	$4,109	$3,919
Redemption for Visa mandatory release assessment	(1,870)	—
Adjustment for observable transactions involving a similar investment from the same issuer	510	206
Upward adjustments	—	3
Redemptions	(6)	(19)
Impairments	—	—
BALANCE, END OF PERIOD	$2,743	$4,109

The Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.5 million and $0.2 million in fiscal 2021 and fiscal 2020, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

Year ended July 31 (in thousands)	2021	2020
Net gains (losses) recognized during the period on equity investments	$8,830	$(336)
Less: net gains recognized during the period on equity investments redeemed during the period	1,090	—
Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$7,740	$(336)

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

The following table summarizes the change in the balance of the Company’s equity method investment:

Year ended July 31 (in thousands)	2021	2020
Balance, beginning of period	$—	$—
Purchase of series B convertible preferred stock	4,000	—
Equity in the net loss of investee	(816)	—
Amortization of equity method basis difference	(283)	—
BALANCE, END OF PERIOD	$2,901	$—

The Company determined that on the date of the acquisition, there was a difference of $3.4 million between its investment in the EMI and its proportional interest in the equity of the EMI, which represented the Company’s share of the EMI’s customer list on the date of acquisition. This basis difference is being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of income, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other income (expense), net” (see Note 17).

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summarized financial information of the EMI was as follows:

July 31, 2021 (in thousands)
Current assets	$1,467
Noncurrent assets	$2,549
Current liabilities	$(4,041)
Noncurrent liabilities	$(50)

From the date of acquisition to July 31, 2021 (in thousands)
REVENUES	$1,898
COSTS AND EXPENSES:
Direct cost of revenues	1,937
Selling, general and administrative	3,388
TOTAL COSTS AND EXPENSES	5,325
LOSS FROM OPERATIONS	(3,427)
Other income, net	101
NET LOSS	$(3,326)

On August 10, 2021, the Company paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. These purchases increased the Company’s ownership of the outstanding shares of the EMI to 26.57% on an as converted basis.

Note 9—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2021
Debt securities	$1,652	$12,360	$—	$14,012
Equity investments included in current assets	40,225	2,209	—	42,434
Equity investments included in noncurrent assets	—	—	2,465	2,465
TOTAL	$41,877	$14,569	$2,465	$58,911
Contingent consideration included in:
Other current liabilities (see Note 6)	$—	$—	$(628)	$(628)
Other noncurrent liabilities (see Note 6)	—	—	(397)	(397)
TOTAL	$—	$—	$(1,025)	$(1,025)

July 31, 2020
Debt securities	$2,498	$15,865	$—	$18,363
Equity investments included in current assets	5,964	—	—	5,964
Equity investments included in noncurrent assets	—	—	3,825	3,825
TOTAL	$8,462	$15,865	$3,825	$28,152
Contingent consideration included in other noncurrent liabilities (see Note 6)	$—	$—	$(396)	$(396)

At July 31, 2021 and 2020, the Company had $3.6 million and $4.8 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31, (in thousands)	2021	2020
Balance, beginning of period	$3,825	$3,619
Purchase of Rafael Holdings, Inc. warrant	354	—
Exercise of Rafael Holdings, Inc. warrant	(380)	—
Redemption for Visa mandatory release assessment	(1,870)	—
Total gains included in “Other income (expense), net”	536	206
BALANCE, END OF PERIOD	$2,465	$3,825

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31, (in thousands)	2021	2020
Balance, beginning of period	$396	$—
Transfer into Level 3 from acquisitions (see Note 6)	628	375
Total losses included in “Foreign currency translation adjustments”	1	21
BALANCE, END OF PERIOD	$1,025	$396

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At July 31, 2021 and 2020, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2021 and 2020, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

July 31 (in thousands)	2021	2020
Equipment	$50,039	$67,530
Computer software	141,978	130,565
Leasehold improvements	1,727	1,723
Furniture and fixtures	588	450
	194,332	200,268
Less accumulated depreciation and amortization	(163,503)	(170,207)
Property, plant, and equipment, net	$30,829	$30,061

The Company reduced gross property, plant, and equipment and accumulated depreciation and amortization by $23.9 million and $16.9 million in fiscal 2021 and fiscal 2020, respectively, for property, plant, and equipment that was fully depreciated and no longer in service.

Depreciation and amortization expense of property, plant, and equipment was $17.1 million and $20.0 million in fiscal 2021 and fiscal 2020, respectively.

Telephone equipment leased to customers included in “Equipment” in the table above was as follows:

July 31
(in thousands)	2021	2020
Equipment	$7,438	$4,563
Less accumulated depreciation	(2,071)	(1,021)
Net	$5,367	$3,542

Depreciation expense of telephone equipment leased to customers was $1.1 million and $0.6 million in fiscal 2021 and fiscal 2020, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2019 to July 31, 2021:

(in thousands)	Traditional Communications	net2phone-UCaaS	Total
Balance at July 31, 2019	$11,209	$—	$11,209
Acquisition	—	1,437	1,437
Foreign currency translation adjustments	130	82	212
Balance at July 31, 2020	11,339	1,519	12,858
Acquisition	2,025	—	2,025
Foreign currency translation adjustments	10	4	14
Balance at July 31, 2021	$13,374	$1,523	$14,897

Note 12—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2021
Tradenames	13.0 years	$2,080	$(506)	$1,574
Non-compete agreements	4.9 years	680	(380)	300
Customer relationships	11.5 years	9,462	(3,758)	5,704
TOTAL	11.4 years	$12,222	$(4,644)	$7,578
July 31, 2020
Tradenames	16.5 years	$1,017	$(392)	$625
Non-compete agreements	4.9 years	636	(227)	409
Customer relationships	11.2 years	6,215	(3,290)	2,925
TOTAL	11.4 years	$7,868	$(3,909)	$3,959

Amortization expense of intangible assets was $0.7 million and $0.4 million in fiscal 2021 and fiscal 2020, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $0.9 million, $0.9 million, $0.7 million, $0.6 million, and $0.5 million in fiscal 2022, fiscal 2023, fiscal 2024, fiscal 2025, and fiscal 2026, respectively.

Note 13—Variable Interest Entity

As of May 31, 2021, the Company entered into a Warrant Purchase Agreement with the shareholders of an entity (the variable interest entity, or “VIE”) that operates money transfer businesses. The purchase price of the warrant was cash of $0.8 million and a contingent payment of $0.1 million.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has various management rights and protective provisions pursuant to the Warrant Purchase Agreement . Primarily as a result of the Warrant Purchase Agreement, the Company can obtain 90% of the ownership interests in the VIE. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. The Company therefore determined that it is the primary beneficiary of the VIE, and as a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying statements of income.

The VIE’s net income and aggregate funding provided by the Company to finance the VIE’s operations were as follows:

For the period from May 31, 2021 to July 31, 2021 (in thousands)
Net income of the VIE	$54
Aggregate funding provided by the Company, net	$(8)

The VIE’s summarized consolidated balance sheet amounts are as follows:

(in thousands)	May 31, 2021	July 31, 2021
ASSETS
Cash and cash equivalents	$1,249	$1,364
Restricted cash	2,087	3,848
Trade accounts receivable, net	80	91
Prepaid expenses	126	344
Other current assets	1,248	858
Property, plant, and equipment, net	637	637
Other intangibles, net	1,067	1,042
TOTAL ASSETS	$6,494	$8,184
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$22	$312
Accrued expenses	43	26
Other current liabilities	3,136	4,491
Due to the Company	—	8
Accumulated other comprehensive loss	(7)	(7)
Noncontrolling interests	3,300	3,354
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$6,494	$8,184

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Other Operating Gain (Expense), Net

The following table summarizes the other operating gain (expense), net by business segment:

Year ended July 31 (in thousands)	2021	2020
Corporate —Straight Path Communications Inc. class action insurance claims net of legal fees/(legal fees net of insurance claims)	$225	$(531)
net2phone-UCaaS—other, net	(100)	(63)
Fintech—money transfer settlement	45	—
Traditional Communications—gain from sale of rights under class action lawsuit	2,000	—
Traditional Communications—net2phone indemnification claim	(472)	(1,244)
Traditional Communications—accrual for non-income related taxes related to a foreign subsidiary	—	(2,150)
Traditional Communications—other	(967)	(1,075)
TOTAL	$731	$(5,063)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Straight Path Communications Inc. Class Action

As discussed in Note 22, the Company (as well as other defendants) has been named in a pending putative class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”), and a derivative complaint. In fiscal 2021 and fiscal 2020, the Company incurred legal fees of $2.9 million and $3.6 million, respectively, related to this action. Also, in fiscal 2021 and fiscal 2020, the Company recorded offsetting gains from insurance claims for this matter of $3.1 million and $3.1 million, respectively.

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

Accrual for Non-Income Related Taxes

In fiscal 2020, the Company recorded an accrual for non-income related taxes related to one of its foreign subsidiaries.

Note 15—Revolving Credit Facility and Note Payable

Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2021, IDT Telecom had not borrowed any amounts under this facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due in May 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2021, IDT Telecom was in compliance with all of the covenants.

IDT Telecom had a credit agreement dated as of October 31, 2019, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million until its maturity date on July 15, 2020. The principal outstanding incurred interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. IDT Telecom paid a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment.

Note Payable

On April 20, 2020, IDT Domestic Telecom, Inc. (“IDT DT”), a subsidiary of the Company, received loan proceeds of $10.0 million (the “PPP Loan”) from TD Bank, N.A., pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) administered by the U.S. Small Business Administration. On April 29, 2020, IDT DT returned all $10.0 million in proceeds from the PPP Loan.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2021	2020
Carrier minutes termination	$35,738	$33,766
Regulatory fees and taxes	52,292	54,087
Compensation costs	15,465	16,051
Maintenance and support	3,258	2,015
Commissions (money transfer and Mobile Top-Up)	3,213	1,904
Legal and professional fees	6,134	5,466
Other	12,985	12,255
TOTAL	$129,085	$125,544

Note 17—Other Income (Expense), Net

Other income (expense), net consists of the following:

Year ended July 31 (in thousands)	2021	2020
Foreign currency transaction gains	$1,009	$370
Equity in net loss of investee	(1,099)	—
Write-off of tax assets related to prior periods	—	(1,346)
Gain (loss) on investments	8,830	(336)
Other	(824)	45
TOTAL	$7,916	$(1,267)

Note 18—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2021	2020
Domestic	$60,969	$13,380
Foreign	4,255	4,338
INCOME BEFORE INCOME TAXES	$65,224	$17,718

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2021	2020
Deferred income tax assets:
Bad debt reserve	$1,011	$854
Accrued expenses	3,456	2,963
Stock options and restricted stock	980	1,226
Charitable contributions	778	659
Depreciation	(373)	(71)
Unrealized gain	(1,826)	(302)
Net operating loss	49,368	62,588
Deferred revenue	(352)	(705)
Total deferred income tax assets	53,042	67,212
Valuation allowance	(11,540)	(58,700)
NET DEFERRED INCOME TAX ASSETS	$41,502	$8,512

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (provision for) benefit from income taxes consist of the following:

Year ended July 31 (in thousands)	2021	2020
Current:
Federal	$—	$—
State and local	(512)	(46)
Foreign	(811)	(177)
	(1,323)	(223)
Deferred:
Federal	26,408	8,345
State and local	(57)	12
Foreign	6,639	(4,434)
	32,990	3,923
BENEFIT FROM INCOME TAXES	$31,667	$3,700

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2021	2020
U.S. federal income tax at statutory rate	$(13,697)	$(3,721)
Valuation allowance	47,862	15,470
Foreign tax rate differential	(190)	(3,702)
Nondeductible expenses	(636)	(813)
Other	299	88
Foreign restructuring	(1,510)	(3,266)
State and local income tax, net of federal benefit	(461)	(356)
BENEFIT FROM INCOME TAXES	$31,667	$3,700

The Company’s cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets and consisted of approximately $351 million at July 31, 2021. The Company has concluded that the earnings remain permanently reinvested.

At July 31, 2021, the Company had federal net operating loss carryforwards of approximately $104 million. These carry-forward losses are available to offset future U.S. federal taxable income. Federal net operating loss carryforwards of $101 million expire in fiscal 2027 through fiscal 2038. The Company has foreign net operating losses of approximately $82 million, of which approximately $77 million does not expire, approximately $4 million expires in two to ten years and $1 million expires in twenty years. These foreign net operating losses are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, has additional federal net operating losses of approximately $42 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating losses do not include any excess benefits related to stock options or restricted stock.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2021
Reserves deducted from deferred income taxes, net:
Valuation allowance	$58,700	$835	$(47,995)	$11,540
2020
Reserves deducted from deferred income taxes, net:
Valuation allowance	$74,170	$—	$(15,470)	$58,700

In fiscal 2021, the Company released $46.5 million of its valuation allowance on the portion of the deferred income tax assets that it is more likely than not going to utilize. This release was mostly related to domestic deferred income tax assets. The Company used the framework of ASC Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. The Company considered the scheduled expiration of its net operating losses included in its deferred tax assets, projected future taxable income, and tax planning strategies in its assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a significant portion of the net operating losses. The Company’s tax planning strategies were not a significant factor in the analysis.

In fiscal 2020, due to taxable income in the United States, the Company utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, the Company released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that it is more likely than not going to utilize because the Company forecasted future profitability in the United States.

At July 31, 2021 and 2020, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2021 and fiscal 2020. At July 31, 2021, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2021 and fiscal 2020, the Company did not record any interest and penalties on income taxes. At July 31, 2021 and 2020, there was no accrued interest included in current income taxes payable.

In September 2017, the Company, IDT DT, and certain other affiliates were certified by the New Jersey Economic Development Authority as having met all of the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The program provides for credits against a corporation’s New Jersey corporate business tax liability and that, tax credits may be sold subject to certain conditions. The tax credits are dependent on the corporation maintaining a minimum number of employees in New Jersey. The Company has applied for several years of credits but has not yet received any credits and the Company is not assured of receiving any credits.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2018 to fiscal 2021, state and local tax returns generally for fiscal 2017 to fiscal 2021, and foreign tax returns generally for fiscal 2017 to fiscal 2021.

Note 19—Equity

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. In fiscal 2020, the Company repurchased 671,117 shares of Class B common stock for an aggregate purchase price of $4.2 million. At July 31, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2021 and fiscal 2020, the Company paid $1.3 million and $0.3 million, respectively, to repurchase 109,381 and 37,348 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on awards of deferred stock units (“DSUs”) and restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Note 20—Stock-Based Compensation

Stock-Based Compensation Plan

The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors and consultants of the Company, including stock options, stock appreciation rights, limited rights, deferred stock units, and restricted stock. On December 12, 2019, the Company’s stockholders approved an amendment to the 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.4 million shares. At July 31, 2021, the Company had 1.6 million shares of Class B common stock reserved for awards made under the 2015 Stock Option and Incentive Plan and 0.3 million shares were available for future grants.

On September 14, 2021, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares. The amendment is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 15, 2021.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. No option awards were granted in fiscal 2021 or fiscal 2020. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2020	1,126	$14.42
Granted	—	—
Exercised	(81)	(8.48)
Cancelled / Forfeited	(10)	(13.72)
OUTSTANDING AT JULY 31, 2021	1,035	$14.89	0.8	$36,133
EXERCISABLE AT JULY 31, 2021	1,035	$14.89	0.8	$36,133

The outstanding and exercisable options at July 31, 2021 include options to purchase up to 1.0 million shares of the Company’s Class B common stock that were granted to Howard S. Jonas on May 2, 2017. The exercise price of these options is $14.93 per share and the options expire on May 1, 2022.

In fiscal 2021 and fiscal 2020, the Company received proceeds from the exercise of stock options of $0.7 million and $0.3 million, respectively, for which the Company issued 81,041 and 32,551 shares, respectively, of its Class B common stock. The total intrinsic value of options exercised during fiscal 2021 and fiscal 2020 was $0.2 million and $16,000, respectively. At July 31, 2021, there was no unrecognized compensation cost related to non-vested stock options.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

(in thousands)	Number of Non-vested Shares	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2020	199	$4.41
Granted	17	12.70
Vested	(21)	(10.47)
Forfeited	—	—
NON-VESTED SHARES AT JULY 31, 2021	195	$4.49

At July 31, 2021, there was $0.2 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.4 years. The total grant date fair value of shares vested in fiscal 2021 and fiscal 2020 was $0.2 million and $0.3 million, respectively.

Deferred Stock Units Equity Incentive Program

The Company has an existing equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. Subject to continued full time employment or other service to the Company, the DSUs were eligible for vesting in three equal amounts on each of January 6, 2020, January 5, 2021, and January 5, 2022. The number of shares issuable on each vesting date varies between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the market price at the time of the grant.

On January 5, 2021 and January 6, 2020, in accordance with the program and based on elections made by certain grantees, the Company issued 283,838 and 100,284 shares, respectively, of its Class B common stock in respect of vested DSUs. Based on those elections, on January 5, 2021 and January 6, 2020, vesting for 19,919 and 38,024 DSUs, respectively, was delayed until the next vesting date.

A summary of the status of the Company’s grants of DSUs under this program is presented below:

(in thousands)	Number of Non-vested DSUs	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2020	315	$10.26
Granted	1	11.19
Vested	(152)	(10.07)
Forfeited	(10)	(11.19)
NON-VESTED SHARES AT JULY 31, 2021	154	$10.39

All of the non-vested DSUs outstanding at July 31, 2021 are eligible to vest (if the conditions therefor are satisfied) on January 5, 2022, the final vesting date under the program. At July 31, 2021, there was $0.3 million of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.4 years. The total grant date fair value of DSUs vested in fiscal 2021 and fiscal 2020 was $1.5 million and $1.1 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 21—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at July 31, 2019	$—	$(4,858)	$(4,858)
Other comprehensive income (loss) attributable to IDT Corporation	42	(2,594)	(2,552)
Balance at July 31, 2020	42	(7,452)	(7,410)
Other comprehensive loss attributable to IDT Corporation	(51)	(2,722)	(2,773)
BALANCE AT JULY 31, 2021	$(9)	$(10,174)	$(10,183)

Note 22—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of the Company’s employees returned to its offices on a part-time basis. The Company’s salespeople, customer service employees, technicians, and delivery employees continue to serve its independent retailers, channel partners, and customers with minimal interruption.

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the fourth quarter of fiscal 2021.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery. The trial is currently scheduled for May 2022. The Company intends to vigorously defend this matter (see Note 14). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At July 31, 2021 and 2020, the Company’s accrued expenses included $38.3 million and $40.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At July 31, 2021, the Company had purchase commitments of $3.7 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2021, the Company had aggregate performance bonds of $19.6 million outstanding.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 23—Related Party Transactions

Rafael Holdings, Inc.

In connection with the spin-off of Rafael in March 2018, the Company and Rafael entered into a Transition Services Agreement pursuant to which certain administrative and other services are provided by the Company and Rafael. The Company charged Rafael $0.3 million and $0.4 million in fiscal 2021 and fiscal 2020, respectively, for services provided, net of the amounts charged by Rafael to the Company. At July 31, 2021 and 2020, other current assets reported in the Company’s consolidated balance sheets included net receivable from Rafael of $0.2 million and $50,000, respectively.

See Note 4 for the Company’s lease commitments with Rafael.

Straight Path Communications Inc.

On July 5, 2017, certain Straight Path stockholders filed a putative class action and derivative complaint against the Company and others (see Note 22). On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services (see Note 22).

Genie Energy Ltd.

The Company entered into a Transition Services Agreement with Genie Energy Ltd. (“Genie”) prior to the spin-off of Genie in October 2011, which provides for certain services to be performed by the Company and Genie. The Company charged Genie $1.3 million and $1.1 million in fiscal 2021 and fiscal 2020, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At both July 31, 2021 and 2020, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.2 million.

Other Related Party Transactions

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $9,000 and $15,000 in fiscal 2021 and fiscal 2020, respectively. The balance owed to the Company by Jonas Media Group was $26,000 and $30,000 as of July 31, 2021 and 2020, respectively. In September 2020, the Company reduced its fiscal 2021 billings by $7,000. The adjusted amount owed to the Company by Jonas Media Group was $19,000.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce J. Mason, the Company’s General Counsel, and brother-in-law of Howard S. Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $63,000 in fiscal 2021 and $63,000 in fiscal 2020. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

IDT DT leases space in a building in the Bronx, New York. The building is owned by a limited liability company that is jointly owned by Howard S. Jonas and Shmuel Jonas. The lease, which became effective November 1, 2012, had a one-year term with a one-year renewal option. Since the expiration of this lease and until May 31, 2020, the parties continued IDT DT’s occupancy of the space on the same terms. Aggregate annual rent under the lease was $60,900. On June 1, 2020, IDT DT released the space and moved into smaller space at an annual rent of $18,600.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had loans receivable outstanding from employees aggregating $0.2 million and $0.2 million at July 31, 2021 and 2020, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 24—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. On May 27, 2021, the Company contributed 35,839 newly issued shares of its Class B common stock to the Company’s 401(k) Plan for $1.0 million of matching contributions. In fiscal 2021 and fiscal 2020, the Company’s expense related to the plan was $0.8 million and $1.0 million, respectively. The Company’s Class A common stock and Class B common stock are not investment options for the plan’s participants.

Note 25—Subsequent Event

On September 29, 2021, NRS sold 862,442 shares of its Class B common stock, which represents 2.5% of its outstanding capital stock on a fully diluted basis, to Alta Fox Opportunities Fund LP (“Alta Fox”) for cash of $10 million. Alta Fox has the right to request redemption of all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

