Form 10-Q
period 2021-10-31
IDT CORP
filed 2021-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 8, 2021, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,187,548 shares outstanding (excluding 2,192,276 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2021	July 31, 2021
	(Unaudited)	(Note 1)
		(in thousands)
Assets
Current assets:
Cash and cash equivalents	$114,543	$107,147
Restricted cash and cash equivalents	107,317	119,769
Debt securities	13,633	14,012
Equity investments	31,144	42,434
Trade accounts receivable, net of allowance for doubtful accounts of $4,810 at October 31, 2021 and $4,438 at July 31, 2021	51,263	46,644
Disbursement prefunding	23,969	27,656
Prepaid expenses	17,130	13,694
Other current assets	26,491	16,779
Total current assets	385,490	388,135
Property, plant, and equipment, net	30,870	30,829
Goodwill	14,798	14,897
Other intangibles, net	7,312	7,578
Equity investments	9,487	11,654
Operating lease right-of-use assets	7,768	7,671
Deferred income tax assets, net	41,686	41,502
Other assets	10,318	10,389
Total assets	$507,729	$512,655
Liabilities and equity
Current liabilities:
Trade accounts payable	$31,615	$24,502
Accrued expenses	120,440	129,085
Deferred revenue	41,299	42,293
Customer deposits	100,342	115,524
Other current liabilities	32,223	27,930
Total current liabilities	325,919	339,334
Operating lease liabilities	5,533	5,473
Other liabilities	975	1,234
Total liabilities	332,427	346,041
Commitments and contingencies
Redeemable noncontrolling interest	10,010	—
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2021 and July 31, 2021	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 26,380 and 26,379 shares issued and 24,188 and 24,187 shares outstanding at October 31, 2021 and July 31, 2021, respectively	264	264
Additional paid-in capital	278,306	278,021
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,192 and 2,192 shares of Class B common stock at October 31, 2021 and July 31, 2021, respectively	(60,439)	(60,413)
Accumulated other comprehensive loss	(9,226)	(10,183)
Accumulated deficit	(45,336)	(42,858)
Total IDT Corporation stockholders’ equity	163,602	164,864
Noncontrolling interests	1,690	1,750
Total equity	165,292	166,614
Total liabilities and equity	$507,729	$512,655

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,
	2021	2020
	(in thousands, except per share data)
Revenues	$370,083	$343,425
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	291,625	273,174
Selling, general and administrative (i)	60,113	52,140
Depreciation and amortization	4,446	4,493
Severance	38	113
Total costs and expenses	356,222	329,920
Other operating expense, net (see Note 11)	(88)	(252)
Income from operations	13,773	13,253
Interest income (expense), net	13	(41)
Other expense, net	(16,216)	(1,380)
(Loss) income before income taxes	(2,430)	11,832
Benefit from (provision for) income taxes	85	(3,417)
Net (loss) income	(2,345)	8,415
Net income attributable to noncontrolling interests	(133)	(127)
Net (loss) income attributable to IDT Corporation	$(2,478)	$8,288
(Loss) earnings per share attributable to IDT Corporation common stockholders:
Basic	$(0.10)	$0.32
Diluted	$(0.10)	$0.32

Weighted-average number of shares used in calculation of (loss) earnings per share:
Basic	25,566	25,534
Diluted	25,566	25,861

(i)	Stock-based compensation included in selling, general and administrative expenses	$285	$506

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Net (loss) income	$(2,345)	$8,415
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	(111)	(29)
Foreign currency translation adjustments	1,068	251
Other comprehensive income	957	222
Comprehensive (loss) income	(1,388)	8,637
Comprehensive income attributable to noncontrolling interests	(133)	(127)
Comprehensive (loss) income attributable to IDT Corporation	$(1,521)	$8,510

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended October 31, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2021	$33	$264	$278,021	$(60,413)	$(10,183)	$(42,858)	$1,750	$166,614
Restricted Class B common stock purchased from employee	—	—	—	(26)	—	—	—	(26)
Stock-based compensation	—	—	285	—	—	—	—	285
Distributions to noncontrolling interests	—	—	—	—	—	—	(183)	(183)
Other comprehensive income	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	(2,478)	123	(2,355)
BALANCE AT OCTOBER 31, 2021	$33	$264	$278,306	$(60,439)	$(9,226)	$(45,336)	$1,690	$165,292

	Three Months Ended October 31, 2020 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2020	$33	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	185	—	—	—	—	185
Repurchases of Class B common stock through repurchase program	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	(7)	—	—	—	(7)
Stock-based compensation	—	—	506	—	—	—	—	506
Distributions to noncontrolling interests	—	—	—	—	—	—	(28)	(28)
Other comprehensive income	—	—	—	—	222	—	—	222
Net income	—	—	—	—	—	8,288	127	8,415
BALANCE AT OCTOBER 31, 2020	$33	$260	$278,134	$(59,077)	$(7,188)	$(131,045)	$(3,534)	$77,583

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Operating activities
Net (loss) income	$(2,345)	$8,415
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,446	4,493
Deferred income taxes	(413)	3,104
Provision for doubtful accounts receivable	716	579
Net unrealized loss from marketable securities	13,386	17
Stock-based compensation	285	506
Other	1,718	1,077
Changes in assets and liabilities:
Trade accounts receivable	(5,638)	(4,020)
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(7,563)	7,318
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	3,265	(2,023)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(13,069)	(549)
Deferred revenue	(641)	(150)
Net cash (used in) provided by operating activities	(5,853)	18,767
Investing activities
Capital expenditures	(4,353)	(4,564)
Purchase of convertible preferred stock in equity method investment	(1,051)	—
Purchases of debt securities and equity investments	(6,260)	(29,295)
Proceeds from maturities and sales of debt securities and redemption of equity investments	3,867	6,596
Net cash used in investing activities	(7,797)	(27,263)
Financing activities
Distributions to noncontrolling interests	(183)	(28)
Proceeds from other liabilities	2,302	—
Repayment of other liabilities	(1,242)	(40)
Proceeds from sale of redeemable equity in subsidiary	10,000	—
Proceeds from exercise of stock options	—	185
Repurchases of Class B common stock	(26)	(2,856)
Net cash provided by (used in) financing activities	10,851	(2,739)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(2,257)	(1,859)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(5,056)	(13,094)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	226,916	201,222
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$221,860	$188,128

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022. The balance sheet at July 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ending July 31, 2022).

Note 2—Business Segment Information

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

  The Fintech segment is comprised of National Retail Solutions (“NRS”), an operator of a nationwide point of sale (“POS”) network providing payment processing, digital advertising, transaction data, and ancillary services, and BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services.

  The net2phone-UCaaS segment is comprised of net2phone’s cloud communications offerings.

  The Traditional Communications segment includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other smaller businesses, many in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2021
Revenues	$22,568	$12,913	$334,602	$—	$370,083
(Loss) income from operations	(45)	(4,198)	20,125	(2,109)	13,773

Three Months Ended October 31, 2020
Revenues	$20,087	$9,702	$313,636	$—	$343,425
Income (loss) from operations	3,136	(3,880)	15,861	(1,864)	13,253

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
BOSS Revolution Money Transfer	$12,496	$15,157
National Retail Solutions	10,072	4,930
Total Fintech	22,568	20,087
net2phone-UCaaS	12,913	9,702
Mobile Top-Up	128,485	95,835
BOSS Revolution Calling	105,969	117,350
Carrier Services	89,195	87,773
Other	10,953	12,678
Total Traditional Communications	334,602	313,636
Total	$370,083	$343,425

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On February 1, 2021, the Company changed the geographic sourcing of certain revenues from the United States to the United Kingdom.

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Three Months Ended October 31, 2021
United States	$22,568	$6,824	$238,692	$268,084
Outside the United States:
United Kingdom	—	—	81,769	81,769
Other	—	6,089	14,141	20,230
Total outside the United States	—	6,089	95,910	101,999
Total	$22,568	$12,913	$334,602	$370,083

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Three Months Ended October 31, 2020
United States	$20,087	$5,090	$270,623	$295,800
Outside the United States:
United Kingdom	—	—	29,421	29,421
Other	—	4,612	13,592	18,204
Total outside the United States	—	4,612	43,013	47,625
Total	$20,087	$9,702	$313,636	$343,425

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at October 31, 2021 and July 31, 2021 had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$22,456	$23,460

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31,2021	July 31, 2021
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$3,787	$3,460
Deferred customer contract acquisition costs included in “Other assets”	3,241	3,151
Total	$7,028	$6,611

  The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,012	$767

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

net2phone-UCaaS is the lessee in equipment leases that are classified as finance leases. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

The Company leases office and parking space from Rafael Holdings, Inc. (“Rafael”) in a building and parking garage located at 520 Broad Street, Newark, New Jersey. The Company also leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended October 31, 2021 and 2020, the Company incurred lease costs of $0.5 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Operating lease cost	$700	$729
Short-term lease cost	347	65
Total lease cost	$1,047	$794
Cash paid for amounts included in the measurement of lease liabilities: Operating cash flows from operating leases	$695	$710

	October 31, 2021	July 31, 2021
Weighted-average remaining lease term-operating leases	3.4 years	3.4 years
Weighted-average discount rate-operating leases	2.9%	2.9%

On September 13, 2021, the Company entered into a new lease with an aggregate operating lease liability of $0.7 million. The Company’s aggregate operating lease liability was as follows:

	October 31, 2021	July 31, 2021
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,500	$2,456
Operating lease liabilities included in noncurrent liabilities	5,533	5,473
Total	$8,033	$7,929

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending October 31:
2022	$2,698
2023	2,406
2024	1,967
2025	1,095
2026	139
Thereafter	154
Total lease payments	8,459
Less imputed interest	(426)
Total operating lease liabilities	$8,033

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	October 31, 2021	July 31, 2021
	(in thousands)
Cash and cash equivalents	$114,543	$107,147
Restricted cash and cash equivalents	107,317	119,769
Total cash, cash equivalents, and restricted cash and cash equivalents	$221,860	$226,916

At October 31, 2021 and July 31, 2021, restricted cash and cash equivalents included $101.8 million and $115.8 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2021 and July 31, 2021, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $16.7 million and $15.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2021:
U.S. Treasury bills and notes	$1,663	$—	$(36)	$1,627
Corporate bonds	6,276	33	(116)	6,193
Municipal bonds	5,814	—	(1)	5,813
Total	$13,753	$33	$(153)	$13,633

July 31, 2021:
Certificates of deposit*	$1,200	$3	$—	$1,203
U.S. Treasury bills and notes	1,669	—	(17)	1,652
Corporate bonds	6,327	38	(33)	6,332
Municipal bonds	4,825	—	—	4,825
Total	$14,021	$41	$(50)	$14,012

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

  Proceeds from maturities and sales of debt securities and redemptions of equity investments were $3.9 million and $6.6 million in the three months ended October 31, 2021 and 2020, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2021 and 2020. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

  The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2021 were as follows:

Fair Value
(in thousands)
Within one year	$1,258
After one year through five years	6,326
After five years through ten years	5,249
After ten years	800
Total	$13,633

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2021:
U.S. Treasury bills and notes	$36	$1,627
Corporate bonds	116	5,572
Municipal bonds	1	4,569
Total	$153	$11,768

July 31, 2021:
U.S. Treasury bills and notes	$17	$1,652
Corporate bonds	33	3,293
Total	$50	$4,945

At July 31, 2021, there were no securities in a continuous unrealized loss position for 12 months or longer. At October 31, 2021, the following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury bills and notes	$36	$1,627
Corporate bonds	44	1,219
Total	$80	$2,846

At October 31, 2021, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	October 31, 2021	July 31, 2021
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2021 and July 31, 2021	$488	$649
Rafael Holdings, Inc. Class B common stock, 290,214 and 246,565 shares at October 31, 2021 and July 31, 2021, respectively	2,194	12,479
Rafael Holdings, Inc. restricted Class B common stock, nil and 43,649 shares at October 31, 2021 and July 31, 2021, respectively	—	2,209
Other marketable equity securities	5,186	3,630
Fixed income mutual funds	23,276	23,467
Current equity investments	$31,144	$42,434

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$2,119	$2,465
Series B and Series C convertible preferred stock—equity method investment	3,329	2,901
Hedge funds	2,814	3,563
Other	1,225	2,725
Noncurrent equity investments	$9,487	$11,654

The Company received the shares of Zedge, Inc. (“Zedge”) Class B common stock and 28,320 of the shares of Rafael Class B common stock set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto. The Company purchased 261,894 shares of Rafael Class B common stock in fiscal 2021. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$2,743	$4,109
Redemption for Visa mandatory release assessment	—	(1,870)
Adjustment for observable transactions involving a similar investment from the same issuer	(346)	(130)
Impairments	—	—
Balance, end of the period	$2,397	$2,109

The Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.3 million and $0.1 million in the three months ended October 31, 2021 and 2020, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Net losses recognized during the period on equity investments	$(14,494)	$(920)
Less: net gains and losses recognized during the period on equity investments sold during the period	—	—
Unrealized losses recognized during the period on equity investments still held at the reporting date	$(14,494)	$(920)

The net losses on investments in the three months ended October 31, 2021 was primarily from unrealized losses of $12.5 million on shares of Rafael Class B common stock.

Equity Method Investment

On February 2, 2021, the Company paid $4.0 million to purchase shares of series B convertible preferred stock of a communications company (the equity method investee, or “EMI”), and on August 10, 2021, the Company paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The initial shares purchased represented 23.95% of the outstanding shares of the EMI on an as converted basis. The subsequent purchases increased the Company’s ownership to 26.57% on an as converted basis.

The Company accounts for this investment using the equity method since the series B and series C convertible preferred stock are in-substance common stock, and the Company can exercise significant influence over the operating and financial policies of the EMI.

The Company determined that on the dates of the acquisitions, there were differences of $3.4 million and $1.0 million between its investment in the EMI and its proportional interest in the equity of the EMI, which represented the Company’s share of the EMI’s customer list on the dates of the acquisitions. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of operations, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other expense, net” (see Note 18).

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$2,901	$—
Purchase of convertible preferred stock	1,051	—
Equity in the net loss of investee	(441)	—
Amortization of equity method basis difference	(182)	—
Balance, end of period	$3,329	$—

Summarized financial information of the EMI was as follows:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Revenues	$1,691	$—
Costs and expenses:
Direct cost of revenues	1,462	—
Selling, general and administrative	1,889	—
Total costs and expenses	3,351	—
Loss from operations	(1,660)	—
Other expense	(1)	—
Net loss	$(1,661)	$—

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2021
Debt securities	$1,627	$12,006	$—	$13,633
Equity investments included in current assets	31,144	—	—	31,144
Equity investments included in noncurrent assets	—	—	2,119	2,119
Total	$32,771	$12,006	$2,119	$46,896

Contingent consideration included in:
Other current liabilities	$—	$—	$(628)	$(628)
Other noncurrent liabilities	—	—	(387)	(387)

Total	$—	$—	$(1,015)	$(1,015)

July 31, 2021
Debt securities	$1,652	$12,360	$—	$14,012
Equity investments included in current assets	40,225	2,209	—	42,434
Equity investments included in noncurrent assets	—	—	2,465	2,465

Total	$41,877	$14,569	$2,465	$58,911

Contingent consideration included in:
Other current liabilities	$—	$—	$(628)	$(628)
Other noncurrent liabilities	—	—	(397)	(397)

Total	$—	$—	$(1,025)	$(1,025)

(1)	quoted prices in active markets for identical assets or liabilities
(2)	observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	no observable pricing inputs in the market

At October 31, 2021 and July 31, 2021, the Company had $2.8 million and $3.6 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$2,465	$3,825
Redemption for Visa mandatory release assessment	—	(1,870)
Total losses included in “Other expense, net”	(346)	(130)
Balance, end of period	$2,119	$1,825

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Balance, beginning of period	$1,025	$396
Total gains included in “Foreign currency translation adjustment”	(10)	(5)
Balance, end of period	$1,015	$391

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At October 31, 2021 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2021 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Acquisition

On December 3, 2020, the Company’s subsidiary IDT International Telecom, Inc. (“IDTIT”) acquired 51% of the issued shares of a company that provides a digital platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders. The purchase price was $2.4 million, net of cash acquired. The Company also recorded $0.4 million for the estimated fair value of contingent consideration of $0.5 million. Pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of the acquired company that the seller did not initially sell to IDTIT (“Option Shares”), the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million. On June 15, 2021, IDTIT purchased 19% of the issued shares of the acquired company from the remaining noncontrolling interest holder for $1.0 million. The Company also recorded $0.2 million for the estimated fair value of contingent consideration of up to $0.3 million. There was no change in the estimated fair value of the contingent consideration in the three months ended October 31, 2021.

The Company’s pro forma results of operations as if the acquisitions occurred on August 1, 2020 were not materially different from the actual results of operations.

Note 10—Variable Interest Entity

As of May 31, 2021, the Company entered into a Warrant Purchase Agreement with the shareholders of an entity (the variable interest entity, or “VIE”) that operates money transfer businesses. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. The Company therefore determined that it is the primary beneficiary of the VIE, and as a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

The VIE’s net income and aggregate funding repaid to the Company by the VIE were as follows:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Net income of the VIE	$144	$—
Aggregate funding repaid to the Company by the VIE, net	$(3)	$—

The VIE’s summarized consolidated balance sheet amounts are as follows:

	October 31, 2021	July 31, 2021
	(in thousands)
Assets:
Cash and equivalents	$1,419	$1,364
Restricted cash	5,384	3,848
Trade accounts receivable, net	31	91
Prepaid expenses	210	344
Other current assets	863	858
Property, plant, and equipment, net	652	637
Other intangibles, net	1,042	1,042

Total assets	$9,601	$8,184

Liabilities and noncontrolling interests:
Trade accounts payable	$5	$312
Accrued expenses	41	26
Other current liabilities	6,058	4,491
Due to the Company	5	8
Accumulated other comprehensive loss	(6)	(7)
Noncontrolling interests	3,498	3,354

Total liabilities and noncontrolling interests	$9,601	$8,184

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 11—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(978)	$(321)
Corporate—Straight Path Communications Inc. class action insurance claims	915	623
Traditional Communications—net2phone indemnification claim	(25)	—
Traditional Communications—Carrier Services settlement	—	(554)

Total other operating expense, net	$(88)	$(252)

Straight Path Communications Inc. Class Action

As discussed in Note 17, the Company (as well as other defendants) has been named in a pending putative class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”), and a derivative complaint. The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three months ended October 31, 2021 and 2020.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a net2phone cable telephony customer related to patent infringement claims brought against the customer.

Note 12—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2021 and July 31, 2021, IDT Telecom had not borrowed any amounts under this facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due in May 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2021, IDT Telecom was in compliance with all of the covenants.

Note 13—Equity

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the three months ended October 31, 2021. In the three months ended October 31, 2020, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At October 31, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2021 and 2020, the Company paid $26,000 and $7,000, respectively, to repurchase 627 and 1,053 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

The Company has an existing equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares issuable on the vesting date varies between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the market price at the time of the grant. At October 31, 2021, there were 154,169 unvested DSUs outstanding that are eligible to vest (if the conditions therefor are satisfied) on January 5, 2022.

2015 Stock Option and Incentive Plan

In the three months ended October 31, 2020, the Company received proceeds from the exercise of stock options of $0.2 million for which the Company issued 21,894 shares of its Class B common stock. There were no stock option exercises in the three months ended October 31, 2021.

On September 14, 2021, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares. The amendment is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 15, 2021.

Note 14—Redeemable Noncontrolling Interest

On September 29, 2021, NRS sold 862,442 shares of its Class B common stock, which represents 2.5% of its outstanding capital stock on a fully diluted basis, to Alta Fox Opportunities Fund LP (“Alta Fox”) for cash of $10 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

The shares of NRS’ Class B common stock sold to Alta Fox have been classified as mezzanine equity in the accompanying consolidated balance sheet because they may be redeemed at the option of Alta Fox, although the shares are not mandatorily redeemable. The carrying amount of the shares includes the noncontrolling interest in the net income of NRS.

Note 15—(Loss) Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted (loss) earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Basic weighted-average number of shares	25,566	25,534
Effect of dilutive securities:
Stock options	—	—
Non-vested restricted Class B common stock	—	327
Diluted weighted-average number of shares	25,566	25,861

The following shares were excluded from the calculation of diluted (loss) earnings per share:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Stock options	1,035	1,104
Non-vested restricted Class B common stock	352	—
Shares excluded from the calculation of diluted earnings per share	1,387	1,104

The diluted loss per share equals basic loss per share in the three months ended October 31, 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive. Stock options with an exercise price that was greater than the average market price of the Company’s common stock in the three months ended October 31, 2020 were excluded from the calculation of diluted earnings per share.

Note 16—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive (loss) income were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
		(in thousands)
Balance, July 31, 2021	$(9)	$(10,174)	$(10,183)
Other comprehensive (loss) income attributable to IDT Corporation	(111)	1,068	957
Balance, October 31, 2021	$(120)	$(9,106)	$(9,226)

Note 17—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of the Company’s employees returned to work in the Company’s offices on a part-time basis. The Company’s salespeople, customer service employees, technicians, and delivery employees continue to serve its independent retailers, channel partners, and customers with minimal interruption.

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the first quarter of fiscal 2022.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery and motion practice. The trial is currently scheduled for May 2022. The Company intends to vigorously defend this matter (see Note 11). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At October 31, 2021 and July 31, 2021, the Company’s accrued expenses included $38.2 million and $38.3 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2021, the Company had purchase commitments of $4.0 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2021, the Company had aggregate performance bonds of $19.6 million outstanding.

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

Note 18—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended October 31,
	2021	2020
	(in thousands)
Foreign currency transaction losses	$(250)	$(428)
Equity in net loss of investee	(623)	—
Losses on investments (see Note 7)	(14,494)	(920)
Other	(849)	(32)
Total other expense, net	$(16,216)	$(1,380)

Note 19—Recently Issued Accounting Standard Not Yet Adopted

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

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of our employees returned to work in our offices on a part-time basis. Our salespeople, customer service employees, technicians, and delivery employees continue to serve our independent retailers, channel partners, and customers with minimal interruption.

COVID-19 has had mixed financial impacts on our businesses beginning in the third quarter of fiscal 2020 and continuing through the first quarter of fiscal 2022. It drove increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels beginning in the latter half of March 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Correspondingly, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter of fiscal 2020. National Retail Solutions, or NRS, was immaterially impacted by the closure of some of its retailers in the third quarter of fiscal 2020, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. Carrier Services’ revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

At the onset of the COVID-19 pandemic, the transition from offices to a more flexible workforce increased the demand for net2phone-UCaaS’ offerings. Customers transitioned from their on-premises phone system to net2phone-UCaaS’ cloud solution, ported their phone numbers, and quickly set-up their employees to work remotely. In April 2020, the release of Huddle, net2phone-UCaaS’ integrated video conferencing solution, significantly improved net2phone-UCaaS’ functionality for remote work, which also increased the demand for its services. COVID-19 had mixed financial impacts on net2phone-UCaaS’ business beginning in the third quarter of fiscal 2020. Its customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and sales have remained strong in its United States and Canadian markets. In the second half of fiscal 2021, COVID-19 cases increased in Latin America, in particular Brazil, and in Spain. This caused businesses to downsize or shutdown, which reduced its customer base and revenues. In the fourth quarter of fiscal 2021, the demand for flexible communications solutions for a hybrid workforce has resulted in an increase in new net2phone-UCaaS customers.

As of the date of this Quarterly Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2021 will be sufficient to meet our anticipated working capital and capital expenditure requirements during the twelve month period ending October 31, 2022. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics: active point of sale, or POS, terminals, payment processing accounts, direct cost of revenues as a percentage of revenues, seats, subscription revenue, and minutes of use.

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

Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020

Fintech Segment

Fintech, which represented 6.1% and 5.9% of our total revenues in the three months ended October 31, 2021 and 2020, respectively, is comprised of BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and NRS, an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services.

	Three months ended October 31,		Change
	2021	2020	$	%

Revenues:
BOSS Revolution Money Transfer	$12.5	$15.2	$(2.7)	(17.6)%
National Retail Solutions	10.1	4.9	5.2	104.3

Total revenues	22.6	20.1	2.5	12.4
Direct cost of revenues	7.2	6.2	1.0	16.9
Selling, general and administrative	14.8	10.4	4.4	42.9
Depreciation and amortization	0.6	0.4	0.2	43.9

(Loss) income from operations	$—	$3.1	$(3.1)	(101.4)%

Revenues. Revenues from BOSS Revolution Money Transfer decreased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily because the significant benefit from transient foreign exchange market conditions that materially improved BOSS Revolution Money Transfer’s revenues in the three months ended October 31, 2020 ceased by January 31, 2021. The revenue decline was partially offset by revenue from increased transaction volume in BOSS Revolution Money Transfer’s digital channel in the three months ended October 31, 2021 compared to the similar period in fiscal 2021.

Revenues from NRS increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 driven primarily by the expansion of its POS network, and revenue growth from its digital out-of-home advertising and payment processing services. Advertising and data revenue increased 130% to $4.3 million in the three months ended October 31, 2021 from $1.9 million in the three months ended October 31, 2020. Merchant services and other revenue, which includes payment processing services, increased 146% to $3.1 million in the three months ended October 31, 2021 from $1.3 million in the three months ended October 31, 2020. Active POS terminals increased 37% to 15,100 at October 31, 2021 from 11,100 at October 31, 2020. Payment processing accounts increased 118% to 6,800 at October 31, 2021 from 3,100 at October 31, 2020.

Direct Cost of Revenues. BOSS Revolution Money Transfer’s direct cost of revenues increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 due to increased direct cost of revenues in both its retailer and digital channels. NRS’ direct cost of revenues increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily due to the increase in its revenues.

	Three months ended October 31,
	2021	2020	Change

Direct cost of revenues as a percentage of revenues	32.1%	30.9%	1.2%

Direct cost of revenues as a percentage of revenues increased 120 basis points in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 due to the increase in BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues, although NRS’ direct cost of revenues as a percentage of revenues decreased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily due to increases in sales commissions, employee compensation, and debit and credit card processing charges. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Revolution Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense increased to 65.6% from 51.6% in the three months ended October 31, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2020 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 3.5% and 2.8% of our total revenues in the three months ended October 31, 2021 and 2020, respectively, is comprised of net2phone’s cloud communications offerings.

	Three months ended October 31,		Change
	2021	2020	$	%

Revenues	$12.9	$9.7	$3.2	33.1%
Direct cost of revenues	2.5	2.1	0.4	18.9
Selling, general and administrative	13.3	10.4	2.9	27.8
Depreciation and amortization	1.3	1.1	0.2	22.2

Loss from operations	$(4.2)	$(3.9)	$(0.3)	(8.2)%

Revenues.  net2phone-UCaaS’s revenues increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 driven primarily by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 38% to 244,000 at October 31, 2021 from 176,000 at October 31, 2020. Subscription revenue increased 38% to $12.5 million in the three months ended October 31, 2021 from $9.1 million in the three months ended October 31, 2020 led by growth in both the South American and North American regions. In the three months ended October 31, 2021, net2phone-UCaaS launched a HIPAA compliant program for certain of its communications and collaboration solutions and introduced net2phone Phone App for Teams. The app enables Microsoft Teams users to add voice capabilities into Teams environments without additional licenses.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily due to the increase in revenues, with the largest increase in Latin America.

	Three months ended October 31,
	2021	2020	Change

Direct cost of revenues as a percentage of revenues	19.1%	21.4%	(2.3)%

Direct cost of revenues as a percentage of revenues decreased 230 basis points in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily because of a decrease in direct cost of revenues as a percentage of revenues in the United States. net2phone-UCaaS’ focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 103.1% from 107.4% in the three months ended October 31, 2021 and 2020, respectively.

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 was due to increased depreciation of net2phone-UCaaS’ telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Traditional Communications Segment

The Traditional Communications segment, which represented 90.4% and 91.3% of our total revenues in the three months ended October 31, 2021 and 2020, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other smaller businesses, many in harvest mode.

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

	Three months ended October 31,		Change
	2021	2020	$/#	%

Revenues:
Mobile Top-Up	$128.5	$95.8	$32.7	34.1%
BOSS Revolution Calling	106.0	117.3	(11.3)	(9.7)
Carrier Services	89.2	87.8	1.4	1.6
Other	10.9	12.7	(1.8)	(13.3)

Total revenues	334.6	313.6	21.0	6.7
Direct cost of revenues	281.9	264.9	17.0	6.4
Selling, general and administrative	30.0	29.2	0.8	2.6
Depreciation and amortization	2.6	3.0	(0.4)	(15.3)
Severance	—	0.1	(0.1)	(66.4)
Other operating expense	—	0.5	(0.5)	(95.3)

Income from operations	$20.1	$15.9	$4.2	26.9%

Minutes of use:
BOSS Revolution Calling	804	927	(123)	(13.3)%
Carrier Services	2,060	2,917	(857)	(29.4)

Revenues. Revenues from Mobile Top-Up increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily from continued product expansion and growth in the business-to-business wholesale channel. In addition, our acquisition of a mobile top-up company in December 2020 contributed to our increased penetration into the market in Africa.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021. In fiscal 2021, COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we experienced but it was less significant in the three months ended October 31, 2021. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues from Carrier Services increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 due to an increase in the average rate per minute. Minutes of use from Carrier Services decreased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily due to increases in Mobile Top-Up’s and Carrier Services’ direct cost of revenues in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 as a result of the increases in revenues from those lines of business, partially offset by a decrease in and BOSS Revolution Calling’s direct cost of revenues in the three months ended October 31, 2021 compared to the similar period in fiscal 2021.

	Three months ended October 31,
	2021	2020	Change

Direct cost of revenues as a percentage of revenues	84.3%	84.5%	(0.2)%

Direct cost of revenues as a percentage of revenues decreased 20 basis points in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 because of decreases in direct cost of revenues as a percentage of revenues in Mobile Top-Up, BOSS Revolution Calling, and Carrier Services in the three months ended October 31, 2021 compared to the similar period in fiscal 2021. The decreases in direct cost of revenues as a percentage of revenues at Mobile Top-Up and BOSS Revolution Calling were primarily due to the continued migration of customers to our digital platforms. The increased adoption of our digital, direct-to-consumer channels is expected to continue, which is expected to contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily due to increases in consulting expense and marketing expense, partially offset by decreases in employee compensation and stock-based compensation. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 9.0% from 9.3% in the three months ended October 31, 2021 and 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended October 31, 2021 and 2020, we incurred severance expense of $38,000 and $0.1 million, respectively.

Other Operating Expense. Other operating expense of $25,000 in the three months ended October 31, 2021 was for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer. Other operating expense in the three months ended October 31, 2020 was for a settlement of a Carrier Services’ claim.

Corporate

	Three months ended October 31,		Change
	2021	2020	$	%
		(in millions)
General and administrative	$(2.0)	$(2.2)	$0.2	5.6%
Other operating (expense) gain, net	(0.1)	0.3	(0.4)	(120.7)
Loss from operations	$(2.1)	$(1.9)	$(0.2)	(13.2)%

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

General and Administrative. Corporate general and administrative expense decreased in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 primarily because of a decrease in stock-based compensation due to reductions in expense of deferred stock units granted in June 2019, as well as a decrease in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.5% and 0.6% in the three months ended October 31, 2021 and 2020, respectively.

Other Operating (Expense) Gain, net. As discussed in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending putative class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path, and a derivative complaint. We incurred legal fees of $1.0 million and $0.3 million in the three months ended October 31, 2021 and 2020, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $0.9 million and $0.6 million in the three months ended October 31, 2021 and 2020, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that is owned by our former subsidiary, Rafael Holdings, Inc., or Rafael. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. We incurred lease costs of $0.5 million in each of the three months ended October 31, 2021 and 2020 in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.3 million and $0.5 million in the three months ended October 31, 2021 and 2020, respectively. The decrease in stock-based compensation expense in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 was primarily due to reductions in expense of deferred stock units granted in June 2019. At October 31, 2021, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $0.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2024.

	Three months ended October 31,		Change
	2021	2020	$	%

Income from operations	$13.8	$13.3	$0.5	3.9%
Interest income (expense), net	—	(0.1)	0.1	131.7
Other expense, net	(16.2)	(1.4)	(14.8)	nm
Benefit from (provision for) income taxes	0.1	(3.4)	3.5	102.5
Net (loss) income	(2.3)	8.4	(10.7)	(127.9)
Net income attributable to noncontrolling interests	(0.2)	(0.1)	(0.1)	(4.7)

Net (loss) income attributable to IDT Corporation	$(2.5)	$8.3	$(10.8)	(129.9)%

nm—not meaningful

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2021	2020
	(in millions)
Foreign currency transaction losses	$(0.3)	$(0.4)
Equity in the net loss of investee	(0.6)	—
Losses on investments	(14.5)	(0.9)
Other	(0.8)	(0.1)
Total other expense, net	$(16.2)	$(1.4)

On February 2, 2021, we paid $4.0 million to purchase shares of series B convertible preferred stock of a communications company (the equity method investee, or EMI), and on August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The initial shares purchased represented 23.95% of the outstanding shares of the EMI on an as converted basis. The subsequent purchases increased our ownership to 26.57% on an as converted basis. We account for this investment using the equity method since the series B and series C convertible preferred stock are in-substance common stock, and we can exercise significant influence over the operating and financial policies of the EMI. We determined that on the dates of the acquisitions, there were differences of $3.4 million and $1.0 million between our investment in the EMI and our proportional interest in the equity of the EMI, which represented our share of the EMI’s customer list on the dates of the acquisitions. These basis differences are being amortized over the 6-year estimated life of the customer list.

The losses on investments in the three months ended October 31, 2021 was primarily from unrealized losses of $12.5 million on shares of Rafael Class B common stock.

Benefit from (Provision for) Income Taxes. The change in income tax expense in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 was primarily due to differences in the amount of taxable (loss) income in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2021 compared to the similar period in fiscal 2021 was mostly due to new noncontrolling interests subsequent to October 31, 2020. On September 29, 2021, NRS sold shares of its Class B common stock to a third party that represents 2.5% of its outstanding capital stock on a fully diluted basis. As of May 31, 2021, we began consolidating a variable interest entity, or VIE, because we determined that we are the primary beneficiary of the VIE since we have the power to direct the activities of the VIE that most significantly impact its economic performance, and we have the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. We do not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests. On December 31, 2020, Howard S. Jonas, the Chairman of our Board of Directors, and Shmuel Jonas, our Chief Executive Officer, each received fifty restricted shares of net2phone 2.0, Inc., or net2phone 2.0, Class B common stock, which represents 5% of the outstanding common stock of net2phone 2.0. net2phone 2.0 owns and operates our net2phone-UCaaS segment. Finally, beginning on December 3, 2020, we acquired an aggregate of 75% of the issued shares of a company that provides a digital platform facilitating supply and distribution of mobile airtime and data top-ups and other services across borders.

Liquidity and Capital Resources

General

As of the date of this Quarterly Report, including the impact of COVID-19, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2021 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2022.

At October 31, 2021, we had cash, cash equivalents, debt securities, and current equity investments of $159.3 million and working capital (current assets in excess of current liabilities) of $59.6 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At October 31, 2021, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $16.7 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

	Three months ended October 31,
	2021	2020
	(in millions)
Cash flows (used in) provided by:
Operating activities	$(5.9)	$18.8
Investing activities	(7.8)	(27.3)
Financing activities	10.9	(2.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(2.3)	(1.9)
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(5.1)	$(13.1)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $56.1 million at October 31, 2021 from $51.1 million at July 31, 2021 primarily due to amounts billed in the three months ended October 31, 2021 that were greater than collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $41.3 million at October 31, 2021 from $42.3 million at July 31, 2021 primarily due to decreases in the BOSS Revolution Calling and Mobile Top-Up deferred revenue balances.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $100.3 million at October 31, 2021 from $115.5 million at July 31, 2021. Our restricted cash and cash equivalents included $101.8 million and $115.8 million at October 31, 2021 and July 31, 2021, respectively, held by the bank.

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

Investing Activities

Our capital expenditures were $4.4 million and $4.6 million in the three months ended October 31, 2021 and 2020, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending October 31, 2022 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The purchases increased our ownership of the EMI’s outstanding shares to 26.57% from 23.95% on an as converted basis.

Purchases of debt securities and equity investments were $6.3 million and $29.3 million in the three months ended October 31, 2021 and 2020, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $3.9 million and $6.6 million in the three months ended October 31, 2021 and 2020, respectively.

Financing Activities

We distributed cash of $0.2 million and $28,000 in the three months ended October 31, 2021 and 2020, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the three months ended October 31, 2021 and 2020, we received proceeds from financing-related other liabilities of $2.3 million and nil, respectively.

In the three months ended October 31, 2021 and 2020, we repaid financing-related other liabilities of $1.2 million and $40,000, respectively.

On September 29, 2021, NRS sold 862,442 shares of its Class B common stock, which represents 2.5% of its outstanding capital stock on a fully diluted basis, to Alta Fox Opportunities Fund LP, or Alta Fox, for cash of $10 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

In the three months ended October 31, 2020, we received proceeds from the exercise of stock options of $0.2 million for which we issued 21,894 shares of our Class B common stock. There were no stock option exercises in the three months ended October 31, 2021.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the three months ended October 31, 2021. In the three months ended October 31, 2020, we repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At October 31, 2021, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2021 and 2020, we paid $26,000 and $7,000, respectively, to repurchase 627 and 1,053 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units and lapsing of restrictions on restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2021 and July 31, 2021, IDT Telecom had not borrowed any amounts under this facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due in May 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2021, IDT Telecom was in compliance with all of the covenants.

Other Sources and Uses of Resources

We are considering spin-offs, sales of equity, and other potential dispositions of certain of our subsidiaries. Some of the transactions under consideration are in early stages and others are more advanced. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. The sale of a subsidiary’s equity in a private or public offering or other transaction would instead be a source of cash to us or that subsidiary. In fiscal 2021, we announced that our Board of Directors had directed us to prepare for the potential spin-off of our net2phone cloud communications business. Management subsequently has stated that the preparations for the potential spin-off are progressing, with timing dependent on market conditions and other factors should our Board of Directors authorize it. There is no assurance at this time that any of these transactions will be completed.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at October 31, 2021:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$4.0	$4.0	$—	$—	$—
Connectivity obligations under service agreements	0.6	0.6	—	—	—
Operating leases including short-term leases	8.9	3.1	4.4	1.2	0.2

Total contractual obligations (1)	$13.5	$7.7	$4.4	$1.2	$0.2

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $19.6 million in performance bonds, and $1.7 million in potential contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2021, we had aggregate performance bonds of $19.6 million outstanding.

Item 3.	Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 28% and 14% of our consolidated revenues in the three months ended October 31, 2021 and 2020, respectively. On February 1, 2021, we changed the geographic sourcing of certain revenues from the United States to the United Kingdom. A significant portion of these revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At October 31, 2021, the value of our debt and equity securities was an aggregate of $54.3 million, which represented 10.7% of our total assets. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2021.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are described in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A.	Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2021	—	$—	—	5,768,497
September 1–30, 2021	627	$40.68	—	5,768,497
October 1–31, 2021	—	$—	—	5,768,497

Total	627	$40.68	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

December 10, 2021	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

December 10, 2021	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer