Form 10-Q
period 2022-01-31
IDT CORP
filed 2022-03-14
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 9, 2022, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,330,161 shares outstanding (excluding 2,392,072 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2022	July 31, 2021
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$104,268	$107,147
Restricted cash and cash equivalents	116,284	119,769
Debt securities	15,490	14,012
Equity investments	28,494	42,434
Trade accounts receivable, net of allowance for doubtful accounts of $4,896 at January 31, 2022 and $4,438 at July 31, 2021	53,247	46,644
Disbursement prefunding	29,226	27,656
Prepaid expenses	17,408	13,694
Other current assets	22,582	16,779

Total current assets	386,999	388,135
Property, plant, and equipment, net	31,639	30,829
Goodwill	15,081	14,897
Other intangibles, net	6,940	7,578
Equity investments	8,355	11,654
Operating lease right-of-use assets	7,100	7,671
Deferred income tax assets, net	39,539	41,502
Other assets	10,241	10,389

Total assets	$505,894	$512,655

Liabilities and equity
Current liabilities:
Trade accounts payable	$23,800	$24,502
Accrued expenses	122,372	129,085
Deferred revenue	40,592	42,293
Customer deposits	109,862	115,524
Other current liabilities	30,744	27,930

Total current liabilities	327,370	339,334
Operating lease liabilities	5,014	5,473
Other liabilities	467	1,234

Total liabilities	332,851	346,041
Commitments and contingencies
Redeemable noncontrolling interest	10,063	—
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2022 and July 31, 2021	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 26,684 and 26,379 shares issued and 24,292 and 24,187 shares outstanding at January 31, 2022 and July 31, 2021, respectively	267	264
Additional paid-in capital	278,613	278,021
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 2,392 and 2,192 shares of Class B common stock at January 31, 2022 and July 31, 2021, respectively	(69,387)	(60,413)
Accumulated other comprehensive loss	(11,088)	(10,183)
Accumulated deficit	(37,843)	(42,858)
Total IDT Corporation stockholders’ equity	160,595	164,864
Noncontrolling interests	2,385	1,750
Total equity	162,980	166,614
Total liabilities and equity	$505,894	$512,655

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands, except per share data)

Revenues	$337,058	$339,766	$707,141	$683,191
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	257,325	269,145	548,950	542,319
Selling, general and administrative (i)	61,070	54,298	121,177	106,442
Depreciation and amortization	4,378	4,464	8,825	8,956
Severance	29	143	67	255

Total costs and expenses	322,802	328,050	679,019	657,972
Other operating (expense) gain, net (see Note 10)	(442)	1,207	(530)	955

Income from operations	13,814	12,923	27,592	26,174
Interest income, net	119	139	132	98
Other (expense) income, net	(2,949)	3,170	(19,165)	1,792

Income before income taxes	10,984	16,232	8,559	28,064
Provision for income taxes	(2,734)	(3,027)	(2,648)	(6,444)

Net income	8,250	13,205	5,911	21,620
Net (income) attributable to noncontrolling interests	(763)	(97)	(896)	(224)

Net income attributable to IDT Corporation	$7,487	$13,108	$5,015	$21,396

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.29	$0.52	$0.20	$0.84
Diluted	$0.28	$0.51	$0.19	$0.83

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,652	25,362	25,609	25,448
Diluted	26,542	25,713	26,580	25,787

(i) Stock-based compensation included in selling, general and administrative expenses	$310	$434	$595	$940

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net income	$8,250	$13,205	$5,911	$21,620
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	(212)	46	(323)	17
Foreign currency translation adjustments	(1,650)	(1,815)	(582)	(1,564)

Other comprehensive loss	(1,862)	(1,769)	(905)	(1,547)
Comprehensive income	6,388	11,436	5,006	20,073
Comprehensive (income) attributable to noncontrolling interests	(763)	(97)	(896)	(224)

Comprehensive income attributable to IDT Corporation	$5,625	$11,339	$4,110	$19,849

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended January 31, 2022 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2021	$33	$264	$278,306	$(60,439)	$(9,226)	$(45,330)	$1,690	$165,298
Restricted Class B common stock purchased from employees	—	—	—	(8,948)	—	—	—	(8,948)
Stock-based compensation	—	3	307	—	—	—	—	310
Distributions to noncontrolling interests	—	—	—	—	—	—	(15)	(15)
Other comprehensive loss	—	—	—	—	(1,862)	—	—	(1,862)
Net income	—	—	—	—	—	7,487	710	8,197
BALANCE AT JANUARY 31, 2022	$33	$267	$278,613	$(69,387)	$(11,088)	$(37,843)	$2,385	$162,980

	Six Months Ended January 31, 2022 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2021	$33	$264	$278,021	$(60,413)	$(10,183)	$(42,858)	$1,750	$166,614
Restricted Class B common stock purchased from employees	—	—	—	(8,974)	—	—	—	(8,974)
Stock-based compensation	—	3	592	—	—	—	—	595
Distributions to noncontrolling interests	—	—	—	—	—	—	(198)	(198)
Other comprehensive loss	—	—	—	—	(905)	—	—	(905)
Net income	—	—	—	—	—	5,015	833	5,848
BALANCE AT JANUARY 31, 2022	$33	$267	$278,613	$(69,387)	$(11,088)	$(37,843)	$2,385	$162,980

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)—Continued

	Three Months Ended January 31, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2020	$33	$260	$278,134	$(59,077)	$(7,188)	$(131,045)	$(3,534)	$77,583
Exercise of stock options	—	—	501	—	—	—	—	501
Restricted Class B common stock purchased from employees	—	—	—	(1,336)	—	—	—	(1,336)
Grant of restricted equity in subsidiary	—	—	(2,195)	—	—	—	2,195	—
Business acquisition	—	—	—	—	—	—	2,188	2,188
Stock-based compensation	—	3	431	—	—	—	—	434
Distributions to noncontrolling interests	—	—	—	—	—	—	(390)	(390)
Other comprehensive loss	—	—	—	—	(1,769)	—	—	(1,769)
Net income	—	—	—	—	—	13,108	97	13,205
BALANCE AT JANUARY 31, 2021	$33	$263	$276,871	$(60,413)	$(8,957)	$(117,937)	$556	$90,416

	Six Months Ended January 31, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2020	$33	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	686	—	—	—	—	686
Repurchases of Class B common stock through repurchase program	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	(1,343)	—	—	—	(1,343)
Grant of restricted equity in subsidiary	—	—	(2,195)	—	—	—	2,195	—
Business acquisition	—	—	—	—	—	—	2,188	2,188
Stock-based compensation	—	3	937	—	—	—	—	940
Distributions to noncontrolling interests	—	—	—	—	—	—	(418)	(418)
Other comprehensive loss	—	—	—	—	(1,547)	—	—	(1,547)
Net income	—	—	—	—	—	21,396	224	21,620
BALANCE AT JANUARY 31, 2021	$33	$263	$276,871	$(60,413)	$(8,957)	$(117,937)	$556	$90,416

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended January 31,
	2022	2021
	(in thousands)
Operating activities
Net income	$5,911	$21,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,825	8,956
Deferred income taxes	1,683	5,881
Provision for doubtful accounts receivable	1,289	1,069
Net unrealized loss (gain) from marketable securities	16,242	(286)
Stock-based compensation	595	940
Other	2,850	269
Change in assets and liabilities:
Trade accounts receivable	(8,045)	(7,330)
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(8,551)	4,965
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(6,313)	1,631
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(1,862)	(11,136)
Deferred revenue	(960)	(968)

Net cash provided by operating activities	11,664	25,611
Investing activities
Capital expenditures	(8,991)	(8,825)
Purchase of convertible preferred stock in equity method investment	(1,051)	—
Payments for acquisitions, net of cash acquired	(100)	(2,388)
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	—	(5,000)
Purchases of debt securities and equity investments	(10,825)	(34,436)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	6,068	11,575

Net cash used in investing activities	(14,899)	(39,074)
Financing activities
Distributions to noncontrolling interests	(198)	(418)
Proceeds from other liabilities	2,301	—
Repayment of other liabilities.	(1,291)	(56)
Proceeds from borrowings under revolving credit facility	2,488	—
Repayment of borrowings under revolving credit facility	(2,488)	—
Proceeds from sale of redeemable equity in subsidiary	10,000	—
Proceeds from exercise of stock options	—	686
Repurchases of Class B common stock	(8,974)	(4,192)

Net cash provided by (used in) financing activities	1,838	(3,980)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(4,967)	5,560
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(6,364)	(11,883)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	226,916	201,222
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$220,552	$189,339

Supplemental schedule of non-cash investing and financing activities
Liabilities incurred for acquisition	$—	$393

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022. The balance sheet at July 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2022
Revenues	$23,082	$13,535	$300,441	$—	$337,058
(Loss) income from operations	(173)	(2,866)	19,857	(3,004)	13,814

Three Months Ended January 31, 2021
Revenues	$18,498	$10,866	$310,402	$—	$339,766
(Loss) income from operations	(247)	(3,658)	19,122	(2,294)	12,923

Six Months Ended January 31, 2022
Revenues	$45,650	$26,448	$635,043	$—	$707,141
(Loss) income from operations	(220)	(7,058)	39,984	(5,114)	27,592

Six Months Ended January 31, 2021
Revenues	$38,585	$20,568	$624,038	$—	$683,191
Income (loss) from operations	2,889	(7,538)	34,981	(4,158)	26,174

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
BOSS Revolution Money Transfer	$12,462	$13,280	$24,958	$28,438
National Retail Solutions	10,620	5,218	20,692	10,147

Total Fintech	23,082	18,498	45,650	38,585

net2phone-UCaaS	13,535	10,866	26,448	20,568

Mobile Top-Up	116,246	96,562	244,731	192,397
BOSS Revolution Calling	99,951	113,903	205,920	231,253
Carrier Services	73,117	87,155	162,312	174,928
Other	11,127	12,782	22,080	25,460

Total Traditional Communications	300,441	310,402	635,043	624,038
Total	$337,058	$339,766	$707,141	$683,191

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On February 1, 2021, the Company changed the geographic sourcing of certain revenues from the United States to the United Kingdom.

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Three Months Ended January 31, 2022
United States	$23,082	$7,157	$210,694	$240,933
Outside the United States:
United Kingdom	—	—	77,894	77,894
Other	—	6,378	11,853	18,231

Total outside the United States	—	6,378	89,747	96,125

Total	$23,082	$13,535	$300,441	$337,058

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Three Months Ended January 31, 2021
United States	$18,498	$5,680	$265,315	$289,493
Outside the United States:
United Kingdom	—	—	31,929	31,929
Other	—	5,186	13,158	18,344

Total outside the United States	—	5,186	45,087	50,273

Total	$18,498	$10,866	$310,402	$339,766

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Six Months Ended January 31, 2022
United States	$45,650	$13,981	$449,386	$509,017
Outside the United States:
United Kingdom	—	—	159,663	159,663
Other	—	12,467	25,994	38,461

Total outside the United States	—	12,467	185,657	198,124

Total	$45,650	$26,448	$635,043	$707,141

(in thousands)	Fintech	net2phone-UCaaS	Traditional Communications	Total
Six Months Ended January 31, 2021
United States	$38,585	$10,769	$535,938	$585,292
Outside the United States:
United Kingdom	—	—	61,350	61,350
Other	—	9,799	26,750	36,549

Total outside the United States	—	9,799	88,100	97,899

Total	$38,585	$20,568	$624,038	$683,191

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations as of January 31, 2022 and July 31, 2021 had an original expected duration of one year or less.

Accounts Receivable and Contract Balances

The timing of revenue recognition may differ from the time of billing to the Company’s customers. Trade accounts receivable in the Company’s consolidated balance sheets represent unconditional rights to consideration. The Company would record a contract asset when revenue is recognized in advance of its right to bill and receive consideration. The Company has not identified any contract assets.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$20,152	$22,818	$24,378	$26,451

Deferred Customer Contract Acquisition and Fulfillment Costs

The Company recognizes as an asset its incremental costs of obtaining a contract with a customer that it expects to recover. The Company’s costs to fulfill its contracts do not meet the criteria to be recognized as an asset, therefore these costs are charged to expense as incurred. The Company’s incremental costs of obtaining a contract with a customer are sales commissions paid to employees and third parties on sales to end users. The Company applies the practical expedient whereby the Company primarily charges these costs to expense when incurred because the amortization period would be one year or less for the asset that would have been recognized from deferring these costs. For net2phone-UCaaS sales, the Company defers these costs and amortizes them over the expected customer relationship period when it is expected to exceed one year.

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2022	July 31, 2021
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$3,730	$3,460
Deferred customer contract acquisition costs included in “Other assets”	3,346	3,151

Total	$7,076	$6,611

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,030	$864	$2,042	$1,631

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to six years. net2phone-UCaaS also has operating leases for office equipment. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise the options to extend or terminate the leases.

net2phone-UCaaS is the lessee in equipment leases that are classified as finance leases. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

The Company leases office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that is owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). The Company also leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended January 31, 2022 and 2021, the Company incurred lease costs of $0.5 million, and in each of the six months ended January 31, 2022 and 2021, the Company incurred lease costs of $0.9 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$687	$697	$1,387	$1,425
Short-term lease cost	253	130	600	195

Total lease cost	$940	$827	$1,987	$1,620

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$670	$672	$1,365	$1,382

	January 31, 2022	July 31, 2021
Weighted-average remaining lease term-operating leases	3.3 years	3.4 years

Weighted-average discount rate-operating leases	2.9%	2.9%

On September 13, 2021, the Company entered into a new office lease with an aggregate operating lease liability of $0.7 million. The Company’s aggregate operating lease liability was as follows:

	January 31, 2022	July 31, 2021
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,367	$2,456
Operating lease liabilities included in noncurrent liabilities	5,014	5,473

Total	$7,381	$7,929

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending January 31:
2023	$2,549
2024	2,336
2025	1,977
2026	632
2027	140
Thereafter	119

Total lease payments	7,753
Less imputed interest	(372)

Total operating lease liabilities	$7,381

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	January 31, 2022	July 31, 2021
	(in thousands)
Cash and cash equivalents	$104,268	$107,147
Restricted cash and cash equivalents	116,284	119,769

Total cash, cash equivalents, and restricted cash and cash equivalents	$220,552	$226,916

At January 31, 2022 and July 31, 2021, restricted cash and cash equivalents included $112.3 million and $115.8 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited, the Company’s Gibraltar-based bank.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2022 and July 31, 2021, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $11.8 million and $15.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2022:
Certificates of deposit*	$2,000	$—	$(3)	$1,997
U.S. Treasury bills and notes	1,660	—	(57)	1,603
Corporate bonds	6,362	10	(277)	6,095
Municipal bonds	5,800	—	(5)	5,795
Total	$15,822	$10	$(342)	$15,490
July 31, 2021:
Certificates of deposit*	$1,200	$3	$—	$1,203
U.S. Treasury bills and notes	1,669	—	(17)	1,652
Corporate bonds	6,327	38	(33)	6,332
Municipal bonds	4,825	—	—	4,825
Total	$14,021	$41	$(50)	$14,012

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $2.2 million and $5.0 million in the three months ended January 31, 2022 and 2021, respectively, and $6.1 million and $11.6 million in the six months ended January 31, 2022 and 2021, respectively. There were no realized gains or realized losses from sales of debt securities in the three and six months ended January 31, 2022 and 2021. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2022 were as follows:

Fair Value
(in thousands)
Within one year	$3,568
After one year through five years	6,379
After five years through ten years	4,869
After ten years	674
Total	$15,490

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2022:
Certificates of deposit	$3	$1,997
U.S. Treasury bills and notes	57	1,603
Corporate bonds	277	5,698
Municipal bonds	5	5,122
Total	$342	$14,420

July 31, 2021:
U.S. Treasury bills and notes	$17	$1,652
Corporate bonds	33	3,293
Total	$50	$4,945

At July 31, 2021, there were no securities in a continuous unrealized loss position for 12 months or longer. At January 31, 2022, the following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury bills and notes	$57	$1,603
Corporate bonds	103	1,453
Total	$160	$3,056

At January 31, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	January 31, 2022	July 31, 2021
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2022 and July 31, 2021	$320	$649
Rafael Holdings, Inc. Class B common stock, 290,214 and 246,565 shares at January 31, 2022 and July 31, 2021, respectively	1,201	12,479
Rafael Holdings, Inc. restricted Class B common stock, nil and 43,649 shares at January 31, 2022 and July 31, 2021, respectively	—	2,209
Other marketable equity securities	4,012	3,630
Fixed income mutual funds	22,961	23,467
Current equity investments	$28,494	$42,434

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$2,261	$2,465
Series B and Series C convertible preferred stock—equity method investment	2,509	2,901
Hedge funds	2,360	3,563
Other	1,225	2,725
Noncurrent equity investments	$8,355	$11,654

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,397	$2,109	$2,743	$4,109
Redemption for Visa mandatory release assessment	—	—	—	(1,870)
Adjustment for observable transactions involving a similar investment from the same issuer	142	114	(204)	(16)
Impairments	—	—	—	—
Balance, end of the period	$2,539	$2,223	$2,539	$2,223

The Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million in both the three months ended January 31, 2022 and 2021, respectively, and the Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.2 million and $16,000 in the six months ended January 31, 2022 and 2021, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(2,952)	$1,307	$(17,446)	$387
Less: net gains recognized during the period on equity investments sold during the period	25	—	10	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(2,977)	$1,307	$(17,456)	$387

The net losses on investments in the three and six months ended January 31, 2022 included unrealized losses of $1.0 million and $13.5 million, respectively, on shares of Rafael Class B common stock. The net gains on investments in the three and six months ended January 31, 2021 included unrealized gains of $0.2 million and $0.3 million, respectively, on shares of Rafael Class B common stock.

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

The Company determined that on the dates of the acquisitions, there were differences of $3.4 million and $1.0 million between its investment in the EMI and its proportional interest in the equity of the EMI, which represented the Company’s share of the EMI’s customer list on the dates of the acquisitions. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of income, the amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other (expense) income, net” (see Note 17).

On February 10, 2022, the Company received a secured promissory note from the EMI in exchange for a loan of $1.0 million. The note provides for interest on the principal amount at 15% per annum payable monthly. The note is due and payable on August 3, 2022.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$3,329	$—	$2,901	$—
Purchase of convertible preferred stock	—	—	1,051	—
Equity in the net loss of investee	(639)	—	(1,080)	—
Amortization of equity method basis difference	(181)	—	(363)	—
Balance, end of the period	$2,509	$—	$2,509	$—

Summarized financial information of the EMI was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)

Revenues	$1,380	$—	$3,071	$—
Costs and expenses:
Direct cost of revenues	1,443	—	2,905	—
Selling, general and administrative	774	—	2,663	—
Total costs and expenses	2,217	—	5,568	—
Loss from operations	(837)	—	(2,497)	—
Other expense	—	—	(1)	—
Net loss	$(837)	$—	$(2,498)	$—

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2022
Debt securities	$1,603	$13,887	$—	$15,490
Equity investments included in current assets	28,494	—	—	28,494
Equity investments included in noncurrent assets	—	—	2,261	2,261
Total	$30,097	$13,887	$2,261	$46,245

Contingent consideration included in:
Other current liabilities	$—	$—	$(628)	$(628)
Other noncurrent liabilities	—	—	(75)	(75)
Total	$—	$—	$(703)	$(703)

July 31, 2021
Debt securities	$1,652	$12,360	$—	$14,012
Equity investments included in current assets	40,225	2,209	—	42,434
Equity investments included in noncurrent assets	—	—	2,465	2,465
Total	$41,877	$14,569	$2,465	$58,911

Contingent consideration included in:
Other current liabilities	$—	$—	$(628)	$(628)
Other noncurrent liabilities	—	—	(397)	(397)
Total	$—	$—	$(1,025)	$(1,025)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At January 31, 2022 and July 31, 2021, the Company had $2.4 million and $3.6 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,119	$1,825	$2,465	$3,825
Purchase of Rafael Holdings, Inc. warrant	—	354	—	354
Redemption for Visa mandatory release assessment	—	—	—	(1,870)
Total gains (losses) recognized in “Other (expense) income, net”	142	140	(204)	10
Balance, end of period	$2,261	$2,319	$2,261	$2,319
Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$1,015	$391	$1,025	$396
Transfer into Level 3 from acquisitions	—	393	—	393
Total (gain) loss included in:
“Other operating (expense) gain, net”	(303)	—	(303)	—
“Foreign currency translation adjustment”	(9)	15	(19)	10
Balance, end of period	$703	$799	$703	$799

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

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

  Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At January 31, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

  Other assets and other liabilities. At January 31, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

As of May 31, 2021, the Company entered into a Warrant Purchase Agreement with the shareholders of an entity (the variable interest entity, or “VIE”) that operates money transfer businesses. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. The Company therefore determined that it is the primary beneficiary of the VIE, and as a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying consolidated statements of income.

The VIE’s net income and aggregate funding repaid to the Company by the VIE were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Net loss of the VIE	$(144)	$—	$—	$—

Aggregate funding repaid to the Company by the VIE, net	$(93)	$—	$(96)	$—

The VIE’s summarized consolidated balance sheet amounts are as follows:

	January 31, 2022	July 31, 2021
	(in thousands)
Assets:
Cash and equivalents	$1,535	$1,364
Restricted cash	3,914	3,848
Trade accounts receivable, net	42	91
Prepaid expenses	231	344
Other current assets	693	858
Due from the Company	88	—
Property, plant, and equipment, net	566	637
Other intangibles, net	966	1,042

Total assets	$8,035	$8,184

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$312
Accrued expenses	27	26
Other current liabilities	4,648	4,491
Due to the Company	—	8
Accumulated other comprehensive loss	6	(7)
Noncontrolling interests	3,354	3,354

Total liabilities and noncontrolling interests	$8,035	$8,184

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating (Expense) Gain, Net

The following table summarizes the other operating (expense) gain, net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(2,694)	$(1,397)	$(3,671)	$(1,718)
Corporate—Straight Path Communications Inc. class action insurance claims	1,972	1,091	2,887	1,714
net2phone-UCaaS—write-off of contingent consideration liability	303	—	303	—
net2phone-UCaaS—other	(10)	(100)	(10)	(100)
Traditional Communications—gain from sale of rights under class action lawsuit	—	2,000	—	2,000
Traditional Communications—net2phone indemnification claim	(12)	(387)	(36)	(387)
Traditional Communications— Carrier Services settlement	—	—	—	(554)
Traditional Communications—other	(1)	—	(3)	—

Total other operating (expense) gain, net	$(442)	$1,207	$(530)	$955

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) has been named in a pending putative class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”), and a derivative complaint. The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and six months ended January 31, 2022 and 2021.

Write-off of Contingent Consideration

In the three months ended January 31, 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. The Company recognized a gain on the write-off of the contingent consideration.

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

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2022 and July 31, 2021, there were no amounts outstanding under this facility. In January 2022, IDT Telecom borrowed and repaid an aggregate of $2.5 million under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $ 25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2022, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

Deferred Stock Units Equity Incentive Program

The Company had an existing equity incentive program in the form of deferred stock units (“DSUs”) that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. On January 5, 2022, the third and final vesting date under the program, the Company issued 301,296 shares of its Class B common stock in respect of DSUs that vested on that date. On January 5, 2021, the Company issued 283,838 shares of its Class B common stock in respect of vested DSUs under the program.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the six months ended January 31, 2022. In the six months ended January 31, 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At January 31, 2022, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2022 and 2021, the Company paid $9.0 million and $1.3 million, respectively, to repurchase 200,438 and 109,381 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

In the six months ended January 31, 2021, the Company received proceeds from the exercise of stock options of $0.7 million for which the Company issued 81,041 shares of its Class B common stock. There were no stock option exercises in the six months ended January 31, 2022.

On December 15, 2021, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares.

Note 13—Redeemable Noncontrolling Interest

On September 29, 2021, NRS sold shares of its Class B common stock representing 2.5% of its outstanding capital stock on a fully diluted basis, to Alta Fox Opportunities Fund LP (“Alta Fox”) for cash of $10 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

The shares of NRS’ Class B common stock sold to Alta Fox have been classified as mezzanine equity in the accompanying consolidated balance sheet because they may be redeemed at the option of Alta Fox, although the shares are not mandatorily redeemable. The carrying amount of the shares includes the noncontrolling interest in the net income of NRS.

Note 14— Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Basic weighted-average number of shares	25,652	25,362	25,609	25,448
Effect of dilutive securities:
Stock options	715	9	711	4
Non-vested restricted Class B common stock	175	342	260	335
Diluted weighted-average number of shares	26,542	25,713	26,580	25,787

The following shares were excluded from the calculation of diluted earnings per share:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Stock options	—	1,035	—	1,070
Non-vested restricted Class B common stock	—	—	—	—
Shares excluded from the calculation of diluted earnings per share	—	1,035	—	1,070

Stock options with an exercise price that was greater than the average market price of the Company’s common stock in the three and six months ended January 31, 2021 were excluded from the calculation of diluted earnings per share.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2021	$(9)	$(10,174)	$(10,183)
Other comprehensive loss attributable to IDT Corporation	(323)	(582)	(905)
Balance, January 31, 2022	$(332)	$(10,756)	$(11,088)

Note 16—Commitments and Contingencies

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

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the second quarter of fiscal 2022.

Legal Proceedings

On January 22, 2019, Jose Rosales filed a putative class action against IDT America, IDT Domestic Telecom and IDT International in California state court alleging certain violations of employment law. Plaintiff alleges that these companies failed to compensate members of the putative class in accordance with California law. In August 2019, the Company filed a cross complaint against Rosales alleging trade secret and other violations. On February 2, 2022, the court approved a settlement agreement between the parties. The settlement did not have a material effect on the Company’s results of operations, cash flows or financial condition.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. The parties are engaged in discovery and motion practice. On February 17, 2022, the court denied the Company’s motion for summary judgment. The trial is currently scheduled for May 2022. The Company intends to vigorously defend this matter (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At January 31, 2022 and July 31, 2021, the Company’s accrued expenses included $37.6 million and $38.3 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2022, the Company had purchase commitments of $4.5 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2022, the Company had aggregate performance bonds of $22.1 million outstanding.

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

Note 17—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2022	2021	2022	2021
	(in thousands)
Foreign currency transaction gains	$848	$1,893	$598	$1,466
Equity in net loss of investee	(820)	—	(1,443)	—
(Losses) gains on investments (see Note 7)	(2,952)	1,307	(17,446)	387
Other	(25)	(30)	(874)	(61)
Total other (expense) income, net	$(2,949)	$3,170	$(19,165)	$1,792

Note 18—Recently Issued Accounting Standard Not Yet Adopted

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

Note 19—Subsequent Events—Acquisitions

On March 3, 2022, the Company’s subsidiary, net2phone 2.0, Inc., which owns and operates the net2phone-UCaaS segment, purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. for an aggregate of up to $15.0 million. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra CCS. Integra CCS provides cloud-based contact-center-as-a-service in the Americas and Europe including omnichannel support, social media integrations, chat-bot communications, workflow management, development tools for tailored contact center solutions and numerous third-party software integrations. The purchase price includes the following: (a) cash of $7.2 million that was paid at closing, (b) 27,765 shares of the Company’s Class B common stock with a value of $1.0 million that were issued at closing, (c) $3.3 million of which half will be paid at the end of 12 months after closing and half will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any, and (d) contingent consideration of up to $3.5 million based on annual cumulative incremental recurring seat revenue over a four-year period payable in cash and/or shares at net2phone 2.0, Inc.’s discretion.

On March 1, 2022, the Company’s subsidiary, IDT International Telecom, Inc., purchased all of the outstanding shares of Leaf Global Fintech Corporation (“Leaf”) for up to $6.05 million. Leaf is a provider of digital wallet services in emerging markets currently serving unbanked customers in Rwanda, Uganda, and Kenya. The Leaf wallet is a mobile platform available on both smartphones and non-smartphones through an app or by utilizing a USSD interface accessed via a short code. The Leaf digital wallet enables customers to store, send, receive, and exchange currencies on their phones domestically and across borders. The Leaf platform leverages the Stellar network for storing and disseminating transaction data while maintaining value with stablecoins. Stellar is an open-source, decentralized blockchain network that connects global financial infrastructure, optimized for payments and specifically to support cross-border transactions. The purchase price is comprised of (a) $0.5 million paid in cash at the closing, (b) a working capital adjustment for a maximum of $50,000, and (c) contingent consideration of up to $5.5 million based on annual gross profit over a five-year period.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part II “Risk Factors” in this Quarterly Report and under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

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

COVID-19 has had mixed financial impacts on our businesses beginning in the third quarter of fiscal 2020 and continuing through the second quarter of fiscal 2022. It drove increases in demand for our consumer offerings, principally BOSS Revolution Money Transfer, BOSS Revolution Calling and Mobile Top-Up, through our digital channels beginning in the latter half of March 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Correspondingly, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter of fiscal 2020. COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods, however, that impact was less significant in the first and second quarters of fiscal 2022 compared to the similar periods in fiscal 2021. National Retail Solutions, or NRS, was immaterially impacted by the closure of some of its retailers in the third quarter of fiscal 2020, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. Carrier Services’ revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

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

As of the date of this Quarterly Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2022 will be sufficient to meet our anticipated working capital and capital expenditure requirements during the twelve month period ending January 31, 2023. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

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

net2phone-UCaaS’ cloud communications offering is priced on a per-seat basis. The number of seats served and subscription revenue trends and comparisons between periods are used in the analysis of net2phone-UCaaS’ revenues and direct cost of revenues.

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

Three and Six Months Ended January 31, 2022 Compared to Three and Six Months Ended January 31, 2021

Fintech Segment

Fintech, which represented 6.9% and 5.4% of our total revenues in the three months ended January 31, 2022 and 2021, respectively, and 6.5% and 5.7% of our total revenues in the six months ended January 31, 2022 and 2021, respectively, is comprised of BOSS Revolution Money Transfer, a provider of international money remittance and related value/payment transfer services, and NRS, an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Revenues:
BOSS Revolution Money Transfer	$12.5	$13.3	$(0.8)	(6.2)%	$25.0	$28.4	$(3.4)	(12.2)%
National Retail Solutions	10.6	5.2	5.4	103.6	20.7	10.2	10.5	103.9
Total revenues	23.1	18.5	4.6	24.8	45.7	38.6	7.1	18.3
Direct cost of revenues	7.3	6.5	0.8	12.9	14.6	12.7	1.9	14.8
Selling, general and administrative	15.4	11.8	3.6	29.5	30.1	22.2	7.9	35.8
Depreciation and amortization	0.6	0.4	0.2	42.0	1.2	0.8	0.4	42.9
(Loss) income from operations	$(0.2)	$(0.2)	$—	29.9%	$(0.2)	$2.9	$(3.1)	(107.6)%

Revenues. Revenues from BOSS Revolution Money Transfer decreased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily because the significant benefit from transient foreign exchange market conditions that materially improved BOSS Revolution Money Transfer’s revenues in the three and six months ended January 31, 2021 ceased by January 31, 2021. The revenue declines were partially offset by revenue from increased transaction volume in BOSS Revolution Money Transfer’s digital channel in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021.

Revenues from NRS increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising. Merchant services and other revenue, which includes payment processing services, increased 144% to $3.8 million in the three months ended January 31, 2022 from $1.6 million in the three months ended January 31, 2021, and increased 145% to $6.9 million in the six months ended January 31, 2022 from $2.8 million in the six months ended January 31, 2021. Advertising and data revenue increased 114% to $3.9 million in the three months ended January 31, 2022 from $1.8 million in the three months ended January 31, 2021, and increased 122% to $8.2 million in the six months ended January 31, 2022 from $3.7 million in the six months ended January 31, 2021. Active POS terminals increased 37% to 16,500 at January 31, 2022 from 12,000 at January 31, 2021. Payment processing accounts increased 105% to 8,000 at January 31, 2022 from 3,900 at January 31, 2021.

Direct Cost of Revenues. BOSS Revolution Money Transfer’s direct cost of revenues increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 due to increased direct cost of revenues in its retailer channel. NRS’ direct cost of revenues increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily due to the increase in its revenues.

	Three months ended January 31,			Six months ended January 31,
	2022	2021	Change	2022	2021	Change

Direct cost of revenues as a percentage of revenues	31.7%	35.0%	(3.3)%	31.9%	32.9%	(1.0)%

Direct cost of revenues as a percentage of revenues decreased 330 and 100 basis points in the three and six months ended January 31, 2022, respectively, compared to the similar periods in fiscal 2021 because NRS’ direct cost of revenues as a percentage of revenues decreased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021, although BOSS Revolution Money Transfer’s direct cost of revenues as a percentage of revenues increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily due to increases in employee compensation, sales commissions, and debit and credit card processing charges, partially offset by decreases in marketing expense. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Revolution Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense increased to 66.4% from 64.0% in the three months ended January 31, 2022 and 2021, respectively, and increased to 66.0% from 57.5% in the six months ended January 31, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2020 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 4.0% and 3.2% of our total revenues in the three months ended January 31, 2022 and 2021, respectively, and 3.7% and 3.0% of our total revenues in the six months ended January 31, 2022 and 2021, respectively, is comprised of net2phone’s cloud communications offerings.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Revenues	$13.5	$10.9	$2.6	24.6%	$26.4	$20.6	$5.8	28.6%
Direct cost of revenues	(2.4)	(2.1)	0.3	18.3	(4.8)	(4.1)	0.7	18.6
Selling, general and administrative	(13.0)	(11.2)	1.8	16.4	(26.4)	(21.6)	4.8	21.9
Depreciation and amortization	(1.3)	(1.2)	0.1	5.2	(2.6)	(2.3)	0.3	13.3
Other operating gain (expense), net	0.3	(0.1)	0.4	393.2	0.3	(0.1)	0.4	393.2

Loss from operations	$(2.9)	$(3.7)	$0.8	21.7%	$(7.1)	$(7.5)	$0.4	6.4%

Revenues.  net2phone-UCaaS’s revenues increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 driven primarily by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 35% to 258,000 at January 31, 2022 from 190,000 at January 31, 2021. Subscription revenue increased 32% to $12.5 million in the three months ended January 31, 2022 from $9.5 million in the three months ended January 31, 2021, and increased 36% to $24.2 million in the six months ended January 31, 2022 from $17.8 million in the six months ended January 31, 2021, led by growth in both the South American and North American regions. In the first quarter of fiscal 2022, net2phone-UCaaS launched a HIPAA compliant program for certain of its communications and collaboration solutions and introduced net2phone Phone App for Teams. The app enables Microsoft Teams users to add voice capabilities into Teams environments without additional licenses.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily due to the increases in revenues, with the largest increase in Latin America.

	Three months ended January 31,			Six months ended January 31,
	2022	2021	Change	2022	2021	Change

Direct cost of revenues as a percentage of revenues	17.6%	18.6%	(1.0)%	18.4%	19.9%	(1.5)%

Direct cost of revenues as a percentage of revenues decreased 100 and 150 basis points in the three and six months ended January 31, 2022, respectively, compared to the similar periods in fiscal 2021 primarily because of decreases in the direct cost of revenues as a percentage of revenues in the United States. net2phone-UCaaS’ focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 96.4% from 103.1% in the three months ended January 31, 2022 and 2021, respectively, and decreased to 99.6% from 105.1% in the six months ended January 31, 2022 and 2021, respectively.

Depreciation and Amortization. The increases in depreciation and amortization expense in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 were due to increased depreciation of net2phone-UCaaS’ telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain (Expense), net.  In the three months ended January 31, 2022, we determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. net2phone-UCaaS recognized a gain of $0.3 million on the write-off of the contingent consideration. Other operating expense, net of $0.1 million in the three and six months ended January 31, 2021 was due to the settlement of a legal matter.

Traditional Communications Segment

The Traditional Communications segment, which represented 89.1% and 91.4% of our total revenues in the three months ended January 31, 2022 and 2021, respectively, and 89.8% and 91.3% of our total revenues in the six months ended January 31, 2022 and 2021, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and Carrier Services, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other smaller businesses, many in harvest mode.

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

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2022	2021	$/#	%	2022	2021	$/#	%
	(in millions)
Revenues:
Mobile Top-Up	$116.2	$96.6	$19.6	20.4%	$244.7	$192.4	$52.3	27.2%
BOSS Revolution Calling	100.0	113.9	(13.9)	(12.2)	205.9	231.2	(25.3)	(11.0)
Carrier Services	73.1	87.1	(14.0)	(16.1)	162.3	174.9	(12.6)	(7.2)
Other	11.1	12.8	(1.7)	(12.9)	22.1	25.5	(3.4)	(13.3)

Total revenues	300.4	310.4	(10.0)	(3.2)	635.0	624.0	11.0	1.8
Direct cost of revenues	(247.6)	(260.7)	(13.1)	(5.0)	(529.5)	(525.5)	4.0	0.8
Selling, general and administrative	(30.4)	(29.3)	1.1	3.9	(60.4)	(58.5)	1.9	3.2
Depreciation and amortization	(2.5)	(2.8)	(0.3)	(11.7)	(5.0)	(5.8)	(0.8)	(13.6)
Severance	—	(0.1)	(0.1)	(79.5)	(0.1)	(0.3)	(0.2)	(73.7)
Other operating (expense) gain, net	—	1.6	(1.6)	(100.8)	—	1.1	(1.1)	(103.7)

Income from operations	$19.9	$19.1	$0.8	3.8%	$40.0	$35.0	$5.0	14.3%

Minutes of use:
BOSS Revolution Calling	758	898	(140)	(15.5)	1,562	1,825	(263)	(14.4)
Carrier Services	1,958	2,808	(850)	(30.3)	4,018	5,725	(1,707)	(29.8)

Revenues. Revenues from Mobile Top-Up increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily from continued product expansion and growth in the business-to-business wholesale channel. The increase in business-to-business wholesale revenues resulted from an opportunity that began in the third quarter of fiscal 2021 but has since narrowed considerably. Revenues from the direct-to-consumer channel continued to increase, partially offset by a decrease in retail channel revenues. In addition, our acquisition, in December 2020, of Sochitel UK Ltd., a global hub and digital distribution platform for mobile top-up, electronic vouchers, and other value transfer services primarily in Africa, contributed to our increased penetration into the market in Africa.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021. In fiscal 2021, COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods, however, that impact was less significant in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from Carrier Services decreased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that Carrier Services will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended January 31, 2022 compared to the similar period in fiscal 2021 primarily due to decreases in BOSS Revolution Calling’s and Carrier Services’ direct cost of revenues in the three months ended January 31, 2022 compared to the similar period in fiscal 2021 as a result of the decreases in revenues from those lines of business, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the three months ended January 31, 2022 compared to the similar period in fiscal 2021. Direct cost of revenues increased in the six months ended January 31, 2022 compared to the similar period in fiscal 2021 primarily due to an increase in Mobile Top-Up’s direct cost of revenues in the six months ended January 31, 2022 compared to the similar period in fiscal 2021 as a result of the increase in Mobile Top-Up’s revenues, partially offset by decreases in BOSS Revolution Calling’s and Carrier Services’ direct cost of revenues in the six months ended January 31, 2022 compared to the similar period in fiscal 2021.

	Three months ended January 31,			Six months ended January 31,
	2022	2021	Change	2022	2021	Change

Direct cost of revenues as a percentage of revenues	82.4%	84.0%	(1.6)%	83.4%	84.2%	(0.8)%

Direct cost of revenues as a percentage of revenues decreased 160 and 80 basis points in the three and six months ended January 31, 2022, respectively, compared to the similar periods in fiscal 2021 because of decreases in direct cost of revenues as a percentage of revenues in Mobile Top-Up, BOSS Revolution Calling, and Carrier Services in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021. The decreases in direct cost of revenues as a percentage of revenues at Mobile Top-Up and BOSS Revolution Calling were primarily due to the continued migration of customers to our digital platforms. The increased adoption of our digital, direct-to-consumer channels is expected to continue, which is expected to contribute to future reductions in direct cost of revenues as a percentage of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily due to increases in employee compensation, debit and credit card processing charges, and consulting expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 10.1% from 9.4% in the three months ended January 31, 2022 and 2021, respectively, and to 9.5% from 9.4% in the six months ended January 31, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended January 31, 2022 and 2021, Traditional Communications incurred severance expense of $29,000 and $0.1 million, respectively, and in the six months ended January 31, 2022 and 2021, Traditional Communications incurred severance expense of $0.1 million and $0.3 million, respectively.

Other Operating (Expense) Gain, net. Other operating (expense) gain, net included expense for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $12,000 and $0.4 million in the three months ended January 31, 2022 and 2021, respectively, and $36,000 and $0.4 million in the six months ended January 31, 2022 and 2021, respectively. Other operating (expense) gain, net in the three and six months ended January 31, 2021 included $2.0 million received from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws. Other operating (expense) gain, net in the six months ended January 31, 2021 also included expense for a Carrier Services settlement of a claim for $0.6 million.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
General and administrative	$2.3	$2.0	$0.3	14.9%	$4.3	$4.1	$0.2	4.2%
Other operating expense, net	0.7	0.3	0.4	136.2	0.8	0.1	0.7	nm
Loss from operations	$3.0	$2.3	$0.7	31.0%	$5.1	$4.2	$0.9	23.0%

nm—not meaningful

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

General and Administrative. Corporate general and administrative expense increased in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 primarily because of increases in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.7% and 0.6% in the three months ended January 31, 2022 and 2021, respectively, and 0.6% and 0.6% in the six months ended January 31, 2022 and 2021, respectively.

Other Operating (Expense) Gain, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending putative class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path, and a derivative complaint. We incurred legal fees of $2.7 million and $1.4 million in the three months ended January 31, 2022 and 2021, respectively, and $3.7 million and $1.7 million in the six months ended January 31, 2022 and 2021, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $2.0 million and $1.1 million in the three months ended January 31, 2022 and 2021, respectively, and $2.9 million and $1.7 million in the six months ended January 31, 2022 and 2021, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that is owned by our former subsidiary, Rafael Holdings, Inc., or Rafael. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. We incurred lease costs of $0.5 million in each of the three months ended January 31, 2022 and 2021, and $0.9 million in each of the six months ended January 31, 2022 and 2021, in connection with the Rafael leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.3 million and $0.4 million in the three months ended January 31, 2022 and 2021, respectively, and $0.6 million and $0.9 million in the six months ended January 31, 2022 and 2021, respectively. The decrease in stock-based compensation expense in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 was primarily due to reductions in expense of deferred stock units granted in June 2019. At January 31, 2022, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $0.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2024.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Income from operations	$13.8	$12.9	$0.9	6.9%	$27.6	$26.2	$1.4	5.4%
Interest income, net	0.1	0.1	—	(14.4)	0.1	0.1	—	34.7
Other (expense) income, net	(2.9)	3.2	(6.1)	(193.0)	(19.2)	1.8	(21.0)	nm
Provision for income taxes	(2.7)	(3.0)	0.3	9.7	(2.6)	(6.5)	3.9	58.9
Net income	8.3	13.2	(4.9)	(37.5)	5.9	21.6	(15.7)	(72.7)
Net (income) attributable to noncontrolling interests	(0.8)	(0.1)	(0.7)	(686.6)	(0.9)	(0.2)	(0.7)	(300.0)
Net income attributable to IDT Corporation	$7.5	$13.1	$(5.6)	(42.9)%	$5.0	$21.4	$(16.4)	(76.6)%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2022	2021	2022	2021
	(in millions)
Foreign currency transaction gains	$0.8	$1.9	$0.6	$1.5
Equity in the net loss of investee	(0.8)	—	(1.4)	—
(Losses) gains on investments	(2.9)	1.3	(17.5)	0.4
Other	—	—	(0.9)	(0.1)
Total other (expense) income, net	$(2.9)	$3.2	$(19.2)	$1.8

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

The net losses on investments in the three and six months ended January 31, 2022 included unrealized losses of $1.0 million and $13.5 million, respectively, on shares of Rafael Class B common stock. The net gains on investments in the three and six months ended January 31, 2021 included unrealized gains of $0.2 million and $0.3 million, respectively, on shares of Rafael Class B common stock.

Provision for Income Taxes. The decrease in income tax expense in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 was primarily due to differences in the amount of taxable income in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2022 compared to the similar periods in fiscal 2021 was due to increases in the net income of NRS and our variable interest entity, or VIE, partially offset by an increase in the net loss of net2phone 2.0, Inc., which owns and operates our net2phone-UCaaS segment. As of May 31, 2021, we began consolidating a VIE because we determined that we are the primary beneficiary of the VIE since we have the power to direct the activities of the VIE that most significantly impact its economic performance, and we have the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. We do not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests.

Liquidity and Capital Resources

General

As of the date of this Quarterly Report, including the impact of COVID-19, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2022 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2023.

At January 31, 2022, we had cash, cash equivalents, debt securities, and current equity investments of $148.3 million and working capital (current assets in excess of current liabilities) of $59.6 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At January 31, 2022, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $11.8 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

	Six months ended January 31,
	2022	2021
	(in millions)
Cash flows provided by (used in):
Operating activities	$11.7	$25.6
Investing activities	(14.9)	(39.1)
Financing activities	1.8	(4.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(5.0)	5.6
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(6.4)	$(11.9)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $58.1 million at January 31, 2022 from $51.1 million at July 31, 2021 primarily due to amounts billed in the six months ended January 31, 2022 that were greater than collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $40.6 million at January 31, 2022 from $42.3 million at July 31, 2021 due to a decrease in the BOSS Revolution Calling deferred revenue balance.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $109.9 million at January 31, 2022 from $115.5 million at July 31, 2021. Our restricted cash and cash equivalents included $112.3 million and $115.8 million at January 31, 2022 and July 31, 2021, respectively, held by the bank.

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

Investing Activities

Our capital expenditures were $9.0 million and $8.8 million in the six months ended January 31, 2022 and 2021, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending January 31, 2023 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The purchases increased our ownership of the EMI’s outstanding shares to 26.57% from 23.95% on an as converted basis.

On December 3, 2020, we acquired 51% of the issued shares of Sochitel UK Ltd. The purchase price was $2.4 million, net of cash acquired.

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

Purchases of debt securities and equity investments were $10.8 million and $34.4 million in the six months ended January 31, 2022 and 2021, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $6.1 million and $11.6 million in the six months ended January 31, 2022 and 2021, respectively.

Financing Activities

We distributed cash of $0.2 million and $0.4 million in the six months ended January 31, 2022 and 2021, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the six months ended January 31, 2022 and 2021, we received proceeds from financing-related other liabilities of $2.3 million and nil, respectively.

In the six months ended January 31, 2022 and 2021, we repaid financing-related other liabilities of $1.3 million and $0.1 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2022 and July 31, 2021, there were no amounts outstanding under this facility. In January 2022, IDT Telecom borrowed and repaid an aggregate of $2.5 million under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2022, IDT Telecom was in compliance with all of the covenants.

On September 29, 2021, NRS sold shares of its Class B common stock representing 2.5% of its outstanding capital stock on a fully diluted basis, to Alta Fox Opportunities Fund LP, or Alta Fox, for cash of $10 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

In the six months ended January 31, 2021, we received proceeds from the exercise of stock options of $0.7 million for which we issued 81,041 shares of our Class B common stock. There were no stock option exercises in the six months ended January 31, 2022.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the six months ended January 31, 2022. In the six months ended January 31, 2021, we repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At January 31, 2022, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2022 and 2021, we paid $9.0 million and $1.3 million, respectively, to repurchase 200,438 and 109,381 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units and lapsing of restrictions on restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

We are considering spin-offs and other potential dispositions of certain of our subsidiaries. Some of the transactions under consideration are in early stages and others are more advanced. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. In fiscal 2021, we announced that our Board of Directors had directed us to prepare for the potential spin-off of our net2phone cloud communications business. Management subsequently has stated that the preparations for the potential spin-off are progressing, and the goal is to complete the spin-off by the end of the current fiscal year on July 31, 2022. A spin-off would be subject to authorization by our Board of Directors. There is no assurance at this time that any of these transactions will be completed.

On March 3, 2022, net2phone 2.0, Inc. purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. for an aggregate of up to $15.0 million. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra CCS. Integra CCS provides cloud-based contact-center-as-a-service in the Americas and Europe including omnichannel support, social media integrations, chat-bot communications, workflow management, development tools for tailored contact center solutions and numerous third-party software integrations. The purchase price includes the following: (a) cash of $7.2 million that was paid at closing, (b) 27,765 shares of the Company’s Class B common stock with a value of $1.0 million that were issued at closing, (c) $3.3 million of which half will be paid at the end of 12 months after closing and half will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any, and (d) contingent consideration of up to $3.5 million based on annual cumulative incremental recurring seat revenue over a four-year period payable in cash and/or shares at net2phone 2.0, Inc.’s discretion.

On March 1, 2022, our subsidiary, IDT International Telecom, Inc., purchased all of the outstanding shares of Leaf Global Fintech Corporation, or Leaf, for up to $6.05 million. Leaf is a provider of digital wallet services in emerging markets currently serving unbanked customers in Rwanda, Uganda, and Kenya. The Leaf wallet is a mobile platform available on both smartphones and non-smartphones through an app or by utilizing a USSD interface accessed via a short code. The Leaf digital wallet enables customers to store, send, receive, and exchange currencies on their phones domestically and across borders. The Leaf platform leverages the Stellar network for storing and disseminating transaction data while maintaining value with stablecoins. Stellar is an open-source, decentralized blockchain network that connects global financial infrastructure, optimized for payments and specifically to support cross-border transactions. The purchase price is comprised of (a) $0.5 million paid in cash at the closing, (b) a working capital adjustment for a maximum of $50,000, and (c) contingent consideration of up to $5.5 million based on annual gross profit over a five-year period.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at January 31, 2022:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$4.5	$4.5	$—	$—	$—
Connectivity obligations under service agreements	0.8	0.7	0.1	—	—
Operating leases including short-term leases	8.1	2.9	4.3	0.8	0.1

Total contractual obligations (1)	$13.4	$8.1	$4.4	$0.8	$0.1

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $22.1 million in performance bonds, and $1.7 million for other potential payments, due to the uncertainty of the amount and/or timing of any such payments.

Off-Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements,” as defined in relevant SEC regulations that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, other than the following.

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (See Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report).

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2022, we had aggregate performance bonds of $22.1 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 29% and 15% of our consolidated revenues in the three months ended January 31, 2022 and 2021, respectively, and 28% and 14% of our consolidated revenues in the six months ended January 31, 2022 and 2021, respectively. On February 1, 2021, we changed the geographic sourcing of certain revenues from the United States to the United Kingdom. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At January 31, 2022, the value of our debt and equity securities was an aggregate of $52.3 million, which represented 10.3% of our total assets. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, except for the following:

Our research and development (“R&D”) may be adversely affected by ongoing developments in Belarus and Ukraine.

We have a significant number of R&D personnel in Belarus. Belarus shares borders with both Russia and Ukraine. In February 2022, in connection with escalating tensions involving Russia and Ukraine, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. In response to the support and facilitation by Belarus for the invasion, the United States and other nations and the European Union imposed sanctions against multiple individuals and entities in Belarus. Other potential retaliatory measures could be taken by the United States and other countries, particularly if Belarus were to take a more active role in the conflict. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions could have an adverse effect on our future product roadmap and R&D. We cannot predict whether additional sanctions or other measures will be imposed, or the nature of severity of those measures, and whether they will directly or indirectly impact our R&D in Belarus or elsewhere.

Further, our Belarussian R&D personnel could be impacted by retaliatory actions taken by third parties related to actual or perceived Belarussian actions in support of the invasion, including cyberattacks.

Should the military conflict expand to Belarus, our operations there could likely be impacted, including due to availability of personnel, electrical outages, cyber-attacks and actual battles in areas where we have personnel.

Any of the foregoing could have an adverse impact on our ability to research and develop new technology, including corrections or enhancements of existing platforms supporting our current products and services or development of new or complementary offerings.

Our U.K.-based businesses and business between the United Kingdom and other countries face risks related to the United Kingdom leaving the European Union (“Brexit”).

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, or EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020 and had entered a transition period until December 31, 2020. The EU and the United Kingdom concluded the EU-UK Trade and Cooperation Agreement (the “TCA”) on December 24, 2020, which took effect provisionally on January 1, 2021, and became formally applicable on May 1, 2021. The TCA sets out the arrangements between the United Kingdom and EU on trade in certain areas (e.g., goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are key aspects of the United Kingdom’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the United Kingdom and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the United Kingdom may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the United Kingdom's departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market, and fiscal conditions in the United Kingdom and the EU and to changes in any of these conditions.

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following the expiration of the Brexit transition period, the passporting rights previously enjoyed by IDTFS under EU law ceased to be in effect. IDTFS made alternative arrangements with third parties to service customers in EU countries. Our inability to service these customers will lead to a reduction in the revenues previously earned from them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2021	—	$—	—	5,768,497
December 1–31, 2021	—	$—	—	5,768,497
January 1–31, 2022	199,811	$44.79	—	5,768,497
Total	199,811	$44.79	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT CORPORATION

March 14, 2022	By:	/s/ SHMUEL JONAS
Shmuel Jonas
Chief Executive Officer

March 14, 2022	By:	/s/ MARCELO FISCHER
Marcelo Fischer
Chief Financial Officer

