Form 10-Q
period 2022-04-30
IDT CORP
filed 2022-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 6, 2022, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	24,666,662 shares outstanding (excluding 3,058,071 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2022	July 31, 2021
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$97,139	$107,147
Restricted cash and cash equivalents	100,957	119,769
Debt securities	22,706	14,012
Equity investments	16,179	42,434
Trade accounts receivable, net of allowance for doubtful accounts of $5,061 at April 30, 2022 and $4,438 at July 31, 2021	52,881	46,644
Disbursement prefunding	37,111	27,656
Prepaid expenses	16,676	13,694
Other current assets	27,442	16,779

Total current assets	371,091	388,135
Property, plant, and equipment, net	33,447	30,829
Goodwill	26,490	14,897
Other intangibles, net	10,041	7,578
Equity investments	7,319	11,654
Operating lease right-of-use assets	7,919	7,671
Deferred income tax assets, net	36,598	41,502
Other assets	10,365	10,389

Total assets	$503,270	$512,655

Liabilities and equity
Current liabilities:
Trade accounts payable	$27,817	$24,502
Accrued expenses	118,285	129,085
Deferred revenue	39,054	42,293
Customer deposits	95,104	115,524
Other current liabilities	35,103	27,930

Total current liabilities	315,363	339,334
Operating lease liabilities	5,322	5,473
Other liabilities	6,326	1,234

Total liabilities	327,011	346,041
Commitments and contingencies
Redeemable noncontrolling interest	10,099	—
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2022 and July 31, 2021	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,725 and 26,379 shares issued and 24,667 and 24,187 shares outstanding at April 30, 2022 and July 31, 2021, respectively	277	264
Additional paid-in capital	295,915	278,021
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,058 and 2,192 shares of Class B common stock at April 30, 2022 and July 31, 2021, respectively	(88,175)	(60,413)
Accumulated other comprehensive loss	(11,341)	(10,183)
Accumulated deficit	(33,072)	(42,858)

Total IDT Corporation stockholders’ equity	163,637	164,864
Noncontrolling interests	2,523	1,750

Total equity	166,160	166,614

Total liabilities and equity	$503,270	$512,655

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands, except per share data)

Revenues	$328,353	$373,831	$1,035,494	$1,057,022
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	247,565	300,797	796,516	843,116
Selling, general and administrative (i)	62,772	55,148	183,948	161,591
Depreciation and amortization	4,509	4,425	13,333	13,381
Severance	—	184	67	439

Total costs and expenses	314,846	360,554	993,864	1,018,527
Other operating (expense) gain, net (see Note 11)	(179)	595	(709)	1,550

Income from operations	13,328	13,872	40,921	40,045
Interest income, net	85	125	217	223
Other (expense) income, net	(5,068)	3,815	(24,234)	5,608

Income before income taxes	8,345	17,812	16,904	45,876
(Provision for) benefit from income taxes	(3,239)	18,586	(5,887)	12,142

Net income	5,106	36,398	11,017	58,018
Net (income) attributable to noncontrolling interests	(335)	(50)	(1,231)	(274)

Net income attributable to IDT Corporation	$4,771	$36,348	$9,786	$57,744

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.18	$1.42	$0.38	$2.27
Diluted	$0.18	$1.39	$0.37	$2.23

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,901	25,530	25,706	25,475
Diluted	26,205	26,136	26,455	25,903

(i) Stock-based compensation included in selling, general and administrative expenses	$1,245	$275	$1,840	$1,215

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Net income	$5,106	$36,398	$11,017	$58,018
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	(224)	(180)	(547)	(163)
Foreign currency translation adjustments	(29)	747	(611)	(817)

Other comprehensive (loss) income	(253)	567	(1,158)	(980)

Comprehensive income	4,853	36,965	9,859	57,038
Comprehensive (income) attributable to noncontrolling interests	(335)	(50)	(1,231)	(274)

Comprehensive income attributable to IDT Corporation	$4,518	$36,915	$8,628	$56,764

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended April 30, 2022 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2022	$33	$267	$278,613	$(69,387)	$(11,088)	$(37,843)	$2,385	$162,980
Exercise of stock options by Howard S. Jonas	—	10	14,920	(18,788)	—	—	—	(3,858)
Exercise of stock options	—	—	137	—	—	—	—	137
Business acquisition	—	—	1,000	—	—	—	—	1,000
Stock-based compensation	—	—	1,245	—	—	—	—	1,245
Distributions to noncontrolling interests	—	—	—	—	—	—	(161)	(161)
Other comprehensive loss	—	—	—	—	(253)	—	—	(253)
Net income	—	—	—	—	—	4,771	299	5,070
BALANCE AT APRIL 30, 2022	$33	$277	$295,915	$(88,175)	$(11,341)	$(33,072)	$2,523	$166,160

	Nine Months Ended April 30, 2022 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2021	$33	$264	$278,021	$(60,413)	$(10,183)	$(42,858)	$1,750	$166,614
Exercise of stock options by Howard S. Jonas	—	10	14,920	(18,788)	—	—	—	(3,858)
Exercise of stock options	—	—	137	—	—	—	—	137
Restricted Class B common stock purchased from employees	—	—	—	(8,974)	—	—	—	(8,974)
Business acquisition	—	—	1,000	—	—	—	—	1,000
Stock-based compensation	—	3	1,837	—	—	—	—	1,840
Distributions to noncontrolling interests	—	—	—	—	—	—	(359)	(359)
Other comprehensive loss	—	—	—	—	(1,158)	—	—	(1,158)
Net income	—	—	—	—	—	9,786	1,132	10,918
BALANCE AT APRIL 30, 2022	$33	$277	$295,915	$(88,175)	$(11,341)	$(33,072)	$2,523	$166,160

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)—Continued

	Three Months Ended April 30, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2021	$33	$263	$276,871	$(60,413)	$(8,957)	$(117,937)	$556	$90,416
Business acquisition	—	—	(21)	—	—	—	(247)	(268)
Stock-based compensation	—	—	275	—	—	—	—	275
Distributions to noncontrolling interests	—	—	—	—	—	—	(228)	(228)
Other comprehensive income	—	—	—	—	567	—	—	567
Net income	—	—	—	—	—	36,348	50	36,398
BALANCE AT APRIL 30, 2021	$33	$263	$277,125	$(60,413)	$(8,390)	$(81,589)	$131	$127,160

	Nine Months Ended April 30, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2020	$33	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	686	—	—	—	—	686
Repurchases of Class B common stock through repurchase program	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	(1,343)	—	—	—	(1,343)
Grant of restricted equity in subsidiary	—	—	(2,195)	—	—	—	2,195	—
Business acquisition	—	—	(21)	—	—	—	1,941	1,920
Stock-based compensation	—	3	1,212	—	—	—	—	1,215
Distributions to noncontrolling interests	—	—	—	—	—	—	(646)	(646)
Other comprehensive loss	—	—	—	—	(980)	—	—	(980)
Net income	—	—	—	—	—	57,744	274	58,018
BALANCE AT APRIL 30, 2021	$33	$263	$277,125	$(60,413)	$(8,390)	$(81,589)	$131	$127,160

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended April 30,
	2022	2021
	(in thousands)
Operating activities
Net income	$11,017	$58,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,333	13,381
Deferred income taxes	4,624	(13,811)
Provision for doubtful accounts receivable	1,578	1,220
Net unrealized loss (gain) from marketable securities	19,705	(508)
Stock-based compensation	1,840	1,215
Other	3,486	(4,415)
Change in assets and liabilities:
Trade accounts receivable	(8,461)	1,626
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(20,504)	(7,961)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(2,566)	(2,154)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(9,843)	(11,078)
Deferred revenue	(948)	2,611

Net cash provided by operating activities	13,261	38,144
Investing activities
Capital expenditures	(13,794)	(13,455)
Purchase of convertible preferred stock in equity method investment	(1,051)	(4,000)
Payments for acquisitions, net of cash acquired	(7,546)	(2,656)
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	—	(5,000)
Exercise of warrant to purchase shares of Rafael Holdings, Inc. Class B common stock	—	(1,000)
Purchases of debt securities and equity investments	(11,277)	(39,347)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	7,752	18,670

Net cash used in investing activities	(25,916)	(46,788)
Financing activities
Distributions to noncontrolling interests	(359)	(646)
Proceeds from other liabilities	2,301	—
Repayment of other liabilities.	(1,319)	(69)
Proceeds from borrowings under revolving credit facility	2,566	—
Repayment of borrowings under revolving credit facility.	(2,566)	—
Proceeds from sale of redeemable equity in subsidiary	10,000	—
Proceeds from exercise of stock options	137	686
Repurchases of Class B common stock	(12,832)	(4,192)

Net cash used in financing activities	(2,072)	(4,221)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(14,093)	6,652

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(28,820)	(6,213)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	226,916	201,222

Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$198,096	$195,009

Supplemental schedule of non-cash investing and financing activities
Liabilities incurred for acquisitions	$7,849	$393
Shares of the Company’s Class B common stock issued for acquisition	$1,000	$—
Cashless exercise of stock options in exchange for shares of the Company’s Class B common stock	$14,930	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2022. The balance sheet at July 31, 2021 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2021, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2022 refers to the fiscal year ending July 31, 2022).

Note 2—Business Segment Information

The Company has three reportable business segments, Fintech, net2phone-Unified Communications as a Service (“UCaaS”), or net2phone-UCaaS, and Traditional Communications. The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments. The Company evaluates the performance of its business segments based primarily on income (loss) from operations.

The Fintech segment is comprised of National Retail Solutions (“NRS”), an operator of a nationwide point of sale (“POS”) network providing payment processing, digital advertising, transaction data, and ancillary services, and BOSS Money, a provider of international money remittance and related value/payment transfer services.

The net2phone-UCaaS segment is comprised of net2phone’s cloud communications offerings.

The Traditional Communications segment includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global (formerly known as Carrier Services), a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other smaller businesses, some of which are in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2022
Revenues	$26,923	$15,555	$285,875	$—	$328,353
Income (loss) from operations	157	(2,257)	17,388	(1,960)	13,328

Three Months Ended April 30, 2021
Revenues	$16,644	$11,445	$345,742	$—	$373,831
(Loss) income from operations	(1,403)	(3,965)	20,355	(1,115)	13,872

Nine Months Ended April 30, 2022
Revenues	$72,573	$42,003	$920,918	$—	$1,035,494
(Loss) income from operations	(63)	(9,315)	57,372	(7,073)	40,921

Nine Months Ended April 30, 2021
Revenues	$55,229	$32,012	$969,781	$—	$1,057,022
Income (loss) from operations	1,487	(11,503)	55,334	(5,273)	40,045

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone-UCaaS are technology-driven, synergistic businesses that leverage the Company’s core assets, and revenue is primarily recognized at a point in time, and in some cases (mainly with respect to net2phone-UCaaS) is recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from Mobile Top-Up, BOSS Revolution Calling, and IDT Global. Mobile Top-Up and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
BOSS Money	$15,540	$10,259	$40,498	$38,697
National Retail Solutions	11,383	6,385	32,075	16,532

Total Fintech	26,923	16,644	72,573	55,229

net2phone-UCaaS	15,555	11,445	42,003	32,012

Mobile Top-Up	115,862	132,603	360,593	325,001
BOSS Revolution Calling	91,768	111,412	297,688	342,665
IDT Global	67,094	88,643	229,407	263,571
Other	11,151	13,084	33,230	38,544

Total Traditional Communications	285,875	345,742	920,918	969,781
Total	$328,353	$373,831	$1,035,494	$1,057,022

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On February 1, 2021, the Company changed the geographic sourcing of certain revenues from the United States to the United Kingdom.

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Three Months Ended April 30, 2022
United States	$26,923	$7,930	$199,850	$234,703
Outside the United States:
United Kingdom	—	—	74,567	74,567
Other	—	7,625	11,458	19,083

Total outside the United States	—	7,625	86,025	93,650

Total	$26,923	$15,555	$285,875	$328,353

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Three Months Ended April 30, 2021
United States	$16,644	$5,844	$241,146	$263,634
Outside the United States:
United Kingdom	—	—	92,052	92,052
Other	—	5,601	12,544	18,145

Total outside the United States	—	5,601	104,596	110,197

Total	$16,644	$11,445	$345,742	$373,831

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Nine Months Ended April 30, 2022
United States	$72,573	$21,911	$649,713	$744,197
Outside the United States:
United Kingdom	—	—	233,647	233,647
Other	—	20,092	37,558	57,650

Total outside the United States	—	20,092	271,205	291,297

Total	$72,573	$42,003	$920,918	$1,035,494

(in thousands)	Fintech	net2phone- UCaaS	Traditional Communications	Total
Nine Months Ended April 30, 2021
United States	$55,229	$16,613	$778,230	$850,072
Outside the United States:
United Kingdom	—	—	152,188	152,188
Other	—	15,399	39,363	54,762

Total outside the United States	—	15,399	191,551	206,950

Total	$55,229	$32,012	$969,781	$1,057,022

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations as of April 30, 2022 and July 31, 2021 had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$18,751	$21,926	$25,437	$27,690

Deferred Customer Contract Acquisition and Fulfillment Costs

The Company recognizes its incremental costs of obtaining a contract with a customer that it expects to recover as an asset. The Company’s incremental costs of obtaining a contract with a customer are sales commissions paid to employees and third parties on sales to end users. If the amortization period would be one year or less for the asset that would be recognized from deferring these costs, the Company applies the practical expedient whereby the Company charges these costs to expense when incurred. For net2phone-UCaaS sales, the Company defers these costs and amortizes them over the expected customer relationship period when it is expected to exceed one year.

The Company’s costs to fulfill its contracts do not meet the criteria to be recognized as an asset, therefore these costs are charged to expense as incurred.

The Company’s deferred customer contract acquisition costs were as follows:

	April 30, 2022	July 31, 2021
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$3,978	$3,460
Deferred customer contract acquisition costs included in “Other assets”	3,435	3,151

Total	$7,413	$6,611

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,121	$950	$3,163	$2,581

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

The Company leases office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that is owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). The Company also leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In each of the three months ended April 30, 2022 and 2021, the Company incurred lease costs of $0.5 million, and in each of the nine months ended April 30, 2022 and 2021, the Company incurred lease costs of $1.4 million in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Operating lease cost	$743	$700	$2,130	$2,125
Short-term lease cost	277	217	877	412

Total lease cost	$1,020	$917	$3,007	$2,537

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$724	$694	$2,089	$2,076

	April 30, 2022	July 31, 2021
Weighted-average remaining lease term-operating leases	3.0 years	3.4 years
Weighted-average discount rate-operating leases	3.0%	2.9%

In the nine months ended April 30, 2022, the Company entered into new office leases with an aggregate operating lease liability of $2.2 million. The Company’s aggregate operating lease liability was as follows:

	April 30, 2022	July 31, 2021
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,892	$2,456
Operating lease liabilities included in noncurrent liabilities	5,322	5,473

Total	$8,214	$7,929

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending April 30:
2023	$3,101
2024	2,643
2025	2,362
2026	283
2027	141
Thereafter	83

Total lease payments	8,613
Less imputed interest	(399)

Total operating lease liabilities	$8,214

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	April 30, 2022	July 31, 2021
	(in thousands)
Cash and cash equivalents	$97,139	$107,147
Restricted cash and cash equivalents	100,957	119,769

Total cash, cash equivalents, and restricted cash and cash equivalents	$198,096	$226,916

At April 30, 2022 and July 31, 2021, restricted cash and cash equivalents included $96.0 million and $115.8 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2022 and July 31, 2021, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $10.5 million and $15.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2022:
Certificates of deposit*	$2,000	$—	$(9)	$1,991
U.S. Treasury bills and notes	10,964	1	(80)	10,885
Corporate bonds	3,957	—	(452)	3,505
Municipal bonds	6,341	—	(16)	6,325

Total	$23,262	$1	$(557)	$22,706

July 31, 2021:
Certificates of deposit*	$1,200	$3	$—	$1,203
U.S. Treasury bills and notes	1,669	—	(17)	1,652
Corporate bonds	6,327	38	(33)	6,332
Municipal bonds	4,825	—	—	4,825

Total	$14,021	$41	$(50)	$14,012

*	Each of the certificates of deposit held by the Company has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $1.9 million and $7.1 million in the three months ended April 30, 2022 and 2021, respectively, and $7.8 million and $18.7 million in the nine months ended April 30, 2022 and 2021, respectively. There were no realized gains or realized losses from sales of debt securities in the three and nine months ended April 30, 2022 and 2021. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2022 were as follows:

Fair Value
(in thousands)
Within one year	$13,868
After one year through five years	5,544
After five years through ten years	2,723
After ten years	571

Total	$22,706

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2022:
Certificates of deposit	$9	$1,991
U.S. Treasury bills and notes	80	887
Corporate bonds	452	3,495
Municipal bonds	16	5,907

Total	$557	$12,280

July 31, 2021:
U.S. Treasury bills and notes	$17	$1,652
Corporate bonds	33	3,293

Total	$50	$4,945

At July 31, 2021, there were no securities in a continuous unrealized loss position for 12 months or longer. At April 30, 2022, the following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
U.S. Treasury bills and notes	$80	$887
Corporate bonds	257	1,713

Total	$337	$2,600

At April 30, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	April 30, 2022	July 31, 2021
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2022 and July 31, 2021	$217	$649
Rafael Holdings, Inc. Class B common stock, 290,214 and 246,565 shares at April 30, 2022 and July 31, 2021, respectively	624	12,479
Rafael Holdings, Inc. restricted Class B common stock, nil and 43,649 shares at April 30, 2022 and July 31, 2021, respectively	—	2,209
Other marketable equity securities	3,048	3,630
Fixed income mutual funds	12,290	23,467

Current equity investments	$16,179	$42,434

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$2,131	$2,465
Series B and Series C convertible preferred stock—equity method investment	1,744	2,901
Hedge funds	2,619	3,563
Other	825	2,725

Noncurrent equity investments	$7,319	$11,654

The Company received the shares of Zedge, Inc. (“Zedge”) Class B common stock and 28,320 of the shares of Rafael Class B common stock set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes related thereto. The Company purchased 261,894 shares of Rafael Class B common stock in fiscal 2021, including 43,649 shares that were not available for sale, assignment, or transfer until the restrictions lapsed in September 2021. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,539	$2,223	$2,743	$4,109
Redemption for Visa mandatory release assessment	—	—	—	(1,870)
Adjustment for observable transactions involving a similar investment from the same issuer	(130)	404	(334)	388
Redemptions	—	(6)	—	(6)
Impairments	—	—	—	—

Balance, end of the period	$2,409	$2,621	$2,409	$2,621

The Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million and $0.3 million in the three and nine months ended April 30, 2022, respectively, and the Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.4 million in both the three and nine months ended April 30, 2021, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(3,416)	$5,435	$(20,862)	$5,822
Less: net gains recognized during the period on equity investments sold during the period	—	—	10	—

Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(3,416)	$5,435	$(20,872)	$5,822

The net losses on investments in the three and nine months ended April 30, 2022 included unrealized losses of $0.6 million and $14.1 million, respectively, on shares of Rafael Class B common stock. The net gains on investments in the three and nine months ended April 30, 2021 included unrealized gains of $4.8 million and $5.6 million, respectively, on shares of Rafael Class B common stock.

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

The Company determined that on the dates of the acquisitions, there were differences of $3.4 million and $1.0 million between its investment in the EMI and its proportional interest in the equity of the EMI, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to the Company’s interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of income, the amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other (expense) income, net” (see Note 18).

On February 10, 2022, the Company received a secured promissory note from the EMI in exchange for a loan of $1.0 million. The note provides for interest on the principal amount at 15% per annum payable monthly. The note is due and payable on August 3, 2022.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,509	$—	$2,901	$—
Purchase of convertible preferred stock	—	4,000	1,051	4,000
Equity in the net loss of investee	(583)	(386)	(1,662)	(386)
Amortization of equity method basis difference	(182)	(142)	(546)	(142)

Balance, end of the period	$1,744	$3,472	$1,744	$3,472

Summarized financial information of the EMI was as follows (fiscal 2021 financial information is for the period from February 2, 2021 to April 30, 2021):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Revenues	$2,689	$718	$5,760	$718
Costs and expenses:
Direct cost of revenues	4,402	804	7,307	804
Selling, general and administrative	1,265	1,525	3,928	1,525

Total costs and expenses	5,667	2,329	11,235	2,329

Loss from operations	(2,978)	(1,611)	(5,475)	(1,611)
Other expense	(82)	—	(83)	—

Net loss	$(3,060)	$(1,611)	$(5,558)	$(1,611)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2022
Debt securities	$10,885	$11,821	$—	$22,706
Equity investments included in current assets	16,179	—	—	16,179
Equity investments included in noncurrent assets	—	—	2,131	2,131

Total	$27,064	$11,821	$2,131	$41,016

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,578)	$(2,578)
Other noncurrent liabilities	—	—	(5,970)	(5,970)

Total	$—	$—	$(8,548)	$(8,548)

July 31, 2021
Debt securities	$1,652	$12,360	$—	$14,012
Equity investments included in current assets	40,225	2,209	—	42,434
Equity investments included in noncurrent assets	—	—	2,465	2,465

Total	$41,877	$14,569	$2,465	$58,911

Acquisition consideration included in:
Other current liabilities	$—	$—	$(628)	$(628)
Other noncurrent liabilities	—	—	(397)	(397)

Total	$—	$—	$(1,025)	$(1,025)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At April 30, 2022 and July 31, 2021, the Company had $2.6 million and $3.6 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$2,261	$2,319	$2,465	$3,825
Purchase of Rafael Holdings, Inc. warrant	—	—	—	354
Exercise of Rafael Holdings, Inc. warrant	—	(380)	—	(380)
Redemption for Visa mandatory release assessment	—	—	—	(1,870)
Total (losses) gains recognized in “Other (expense) income, net”	(130)	404	(334)	414

Balance, end of period	$2,131	$2,343	$2,131	$2,343

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Balance, beginning of period	$703	$799	$1,025	$396
Transfer into Level 3 from acquisitions	7,849	—	7,849	393
Total (gain) loss included in:
“Other operating (expense) gain, net”	—	—	(303)	—
“Foreign currency translation adjustment”	(4)	(4)	(23)	6

Balance, end of period	$8,548	$795	$8,548	$795

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At April 30, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2022 and July 31, 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Acquisitions

Integra CCS

On March 3, 2022, the Company’s subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone-UCaaS segment, purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. for an aggregate purchase price of up to $15.0 million. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra CCS (“Integra”). Integra provides cloud-based contact-center-as-a-service (“CCaaS”) in the Americas and Europe including omnichannel support, social media integrations, chat-bot communications, workflow management, development tools for tailored contact center solutions and numerous third-party software integrations. The net2phone-UCaaS segment’s and Integra’s CCaaS offerings are highly synergistic and CCaaS is expected to be a source of growth and expansion when combined with net2phone-UCaaS’ global sales and channel partner network.

The operating results of the acquired companies from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The purchase price consisted of: (a) cash of $7.2 million that was paid at closing, (b) 27,765 shares of the Company’s Class B common stock with a value of $1.0 million that were issued at closing, (c) $3.3 million, half of which will be paid at the end of 12 months after closing and the remainder will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any, and (d) contingent consideration of up to $3.5 million based on annual cumulative incremental recurring seat revenue of the net2phone-UCaaS segment over a four-year period, payable in cash and/or equity at net2phone 2.0’s discretion.

The acquisition date fair value of the consideration consisted of the following (in thousands):

Cash paid	$7,200
Cash acquired	(87)

Cash paid, net of cash acquired	7,113
Shares of the Company’s Class B common stock	1,000
Future payments subject to holdback	3,158
Contingent consideration	1,361

Total fair value of consideration, net of cash acquired	$12,632

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to April 30, 2022.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet was as follows (in thousands):

Trade accounts receivable	$332
Prepaid expenses	4
Other current assets	21
Property, plant and equipment	777
Goodwill	8,433
Customer relationships (7-year useful lives)	2,230
Tradename (5-year useful life)	400
Non-compete agreements (6-year useful lives)	660
Operating lease right-of-use asset	732
Other assets	24
Accrued expenses	(249)
Operating lease liability current portion	(176)
Operating lease liability noncurrent portion	(556)

Net assets excluding cash acquired	$12,632

The goodwill was assigned to the net2phone-UCaaS segment and was attributable primarily to the assembled workforce and the expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes.

Leaf Global Fintech Corporation

On March 1, 2022, the Company’s subsidiary, IDT International Telecom, Inc., purchased all of the outstanding shares of Leaf Global Fintech Corporation (“Leaf”) for up to $6.05 million. Leaf is a provider of digital wallet services in emerging markets currently serving unbanked customers in Rwanda, Uganda, and Kenya. The Leaf wallet is a mobile platform available on both smartphones and non-smartphones through an app or by utilizing a USSD interface accessed via a short code. The Leaf digital wallet enables customers to store, send, receive, and exchange currencies on their phones domestically and across borders. The Leaf platform leverages the Stellar network for storing and disseminating transaction data while maintaining value with stablecoins. Stellar is an open-source, decentralized blockchain network that connects global financial infrastructure, optimized for payments and specifically to support cross-border transactions. The Company intends to utilize Leaf’s blockchain-based digital wallet to, among other things, provide secure storage and share value to the people worldwide who use feature phones rather than smartphones, as well as expand Leaf’s affordable mobile technology to traders, refugees, migrants, and others worldwide.

Leaf’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The purchase price is comprised of (a) $0.5 million paid in cash at the closing, (b) a working capital adjustment for a maximum of $50,000, and (c) contingent consideration of up to $5.5 million based on annual gross profit over a five-year period.

The acquisition date fair value of the consideration consisted of the following (in thousands):

Cash paid	$500
Cash acquired	(167)

Cash paid, net of cash acquired	333
Contingent consideration	3,330

Total fair value of consideration, net of cash acquired	$3,663

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to April 30, 2022.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet was as follows (in thousands):

Current assets	$9
Property, plant and equipment	324
Goodwill	3,199
Tradename (5-year useful life)	131

Net assets excluding cash acquired	$3,663

The goodwill was assigned to the Fintech segment and was attributable primarily to the assembled workforce and the expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes.

Pro Forma Disclosures

The Company’s pro forma results of operations as if the Integra and Leaf acquisitions occurred as of August 1, 2020 were not materially different from the actual results of operations.

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

The VIE’s net income and aggregate funding from (repaid to) the Company were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Net income of the VIE	$72	$—	$72	$—

Aggregate funding from (repaid to) the Company, net	$1	$—	$(95)	$—

The VIE’s summarized consolidated balance sheet amounts are as follows:

	April 30, 2022	July 31, 2021
	(in thousands)
Assets:
Cash and equivalents	$1,570	$1,364
Restricted cash	4,896	3,848
Trade accounts receivable, net	29	91
Prepaid expenses	91	344
Other current assets	1,160	858
Due from the Company	87	—
Property, plant, and equipment, net	520	637
Other intangibles, net	927	1,042
Total assets	$9,280	$8,184

Liabilities and noncontrolling interests:
Trade accounts payable	$2	$312
Accrued expenses	46	26
Other current liabilities	5,792	4,491
Due to the Company	—	8
Accumulated other comprehensive income (loss)	14	(7)
Noncontrolling interests	3,426	3,354
Total liabilities and noncontrolling interests	$9,280	$8,184

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 11—Other Operating (Expense) Gain, Net

The following table summarizes the other operating (expense) gain, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(1,410)	$(299)	$(5,081)	$(2,017)
Corporate—Straight Path Communications Inc. class action insurance claims	1,252	904	4,139	2,618
Fintech—other	13	45	13	45
net2phone-UCaaS—write-off of contingent consideration liability	—	—	303	—
net2phone-UCaaS—other	—	—	(10)	(100)
Traditional Communications—gain from sale of rights under class action lawsuit	—	—	—	2,000
Traditional Communications—net2phone indemnification claim	(33)	(55)	(68)	(442)
Traditional Communications—IDT Global settlement	—	—	—	(554)
Traditional Communications—other	(1)	—	(5)	—

Total other operating (expense) gain, net	$(179)	$595	$(709)	$1,550

Straight Path Communications Inc. Class Action

As discussed in Note 17, the Company (as well as other defendants) has been named in a pending putative class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”), and a derivative complaint. The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and nine months ended April 30, 2022 and 2021.

Write-off of Contingent Consideration

In the nine months ended April 30, 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition consummated in December 2019 would not be met before the expiration date for such contingency. The Company recognized a gain on the write-off of the contingent consideration payment obligation.

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

Note 12—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2022 and July 31, 2021, there were no amounts outstanding under this facility. In the nine months ended April 30, 2022, IDT Telecom borrowed and repaid an aggregate of $2.6 million under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2022, IDT Telecom was in compliance with all of the covenants.

Note 13—Equity

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

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the nine months ended April 30, 2022. In the nine months ended April 30, 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At April 30, 2022, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2022 and 2021, the Company paid $9.0 million and $1.3 million, respectively, to repurchase 200,438 and 109,381 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

2015 Stock Option and Incentive Plan

In the nine months ended April 30, 2022 and 2021, the Company received proceeds from the exercise of stock options of $1.3 million and $0.7 million, respectively, for which the Company issued 1,010,000 and 81,041 shares, respectively, of its Class B common stock. In April 2022, Howard S. Jonas exercised stock options for 1.0 million shares of the Company’s Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of the Company’s Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options. In addition, Mr. Jonas tendered 137,364 shares of the Company’s Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises.

On December 15, 2021, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares.

NRS Restricted Stock Grants

In February 2022, restricted shares of NRS’ Class B common stock representing 0.5% of its outstanding capital stock on a fully diluted basis were granted to certain employees of the Company for services provided. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $1.2 million for these grants, based on the estimated fair value on the grant date.

Note 14—Redeemable Noncontrolling Interest

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

Note 15—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Basic weighted-average number of shares	25,901	25,530	25,706	25,475
Effect of dilutive securities:
Stock options	301	295	575	101
Non-vested restricted Class B common stock	3	311	174	327
Diluted weighted-average number of shares	26,205	26,136	26,455	25,903

The following shares were excluded from the calculation of diluted earnings per share:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Stock options	—	—	—	713
Non-vested restricted Class B common stock	—	—	—	—
Shares excluded from the calculation of diluted earnings per share	—	—	—	713

Stock options with an exercise price that was greater than the average market price of the Company’s common stock in the nine months ended April 30, 2021 were excluded from the calculation of diluted earnings per share.

Note 16—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2021	$(9)	$(10,174)	$(10,183)
Other comprehensive loss attributable to IDT Corporation	(547)	(611)	(1,158)
Balance, April 30, 2022	$(556)	$(10,785)	$(11,341)

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

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the third quarter of fiscal 2022.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. On February 17, 2022, the court denied the Company’s motion for summary judgment. On March 10, 2022, JDS1, LLC withdrew its application to serve as class representative and lead plaintiff. On May 16, 2022, the court denied The Arbitrage Fund’s motion to serve as class representative and lead plaintiff, and approved intervenor Ardell Howard’s motion to serve as class representative. The trial is currently scheduled to begin on August 29, 2022. The Company intends to vigorously defend this matter (see Note 11). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At April 30, 2022 and July 31, 2021, the Company’s accrued expenses included $38.1 million and $38.3 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2022, the Company had purchase commitments of $5.0 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2022, the Company had aggregate performance bonds of $22.0 million outstanding.

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

Note 18—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2022	2021	2022	2021
	(in thousands)
Foreign currency transaction (losses) gains	$(857)	$(1,069)	$(259)	$396
Equity in net loss of investee	(765)	(528)	(2,208)	(528)
(Losses) gains on investments (see Note 7)	(3,416)	5,435	(20,862)	5,822
Other	(30)	(23)	(905)	(82)
Total other (expense) income, net	$(5,068)	$3,815	$(24,234)	$5,608

Note 19—Income Taxes

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

Note 20—Recently Issued Accounting Standard Not Yet Adopted

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

COVID-19 has had mixed financial impacts on our businesses beginning in the third quarter of fiscal 2020 and continuing through the third quarter of fiscal 2022. It drove increases in demand for our consumer offerings, principally BOSS Money, BOSS Revolution Calling and Mobile Top-Up, through our digital channels beginning in the latter half of March 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Correspondingly, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter of fiscal 2020. COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods, however, that impact was less significant beginning in the first quarter of fiscal 2022 compared to the similar periods in fiscal 2021. The surge in demand for voice calls that began with the onset of the COVID-19 pandemic had eroded by the third quarter of fiscal 2022. National Retail Solutions, or NRS, was immaterially impacted by the closure of some of its retailers in the third quarter of fiscal 2020, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers are typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. IDT Global’s (formerly known as Carrier Services) revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

At the onset of the COVID-19 pandemic, the transition from offices to a more flexible workforce increased the demand for net2phone-UCaaS’ offerings. Customers transitioned from their on-premises phone system to net2phone-UCaaS’ cloud solution, ported their phone numbers, and quickly set-up their employees to work remotely. In April 2020, the release of Huddle, net2phone-UCaaS’ integrated video conferencing solution, significantly improved net2phone-UCaaS’ functionality for remote work, which also increased the demand for its services. COVID-19 had mixed financial impacts on net2phone-UCaaS’ business beginning in the third quarter of fiscal 2020. Its customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets due to decreased levels of economic activity in those markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and sales have remained strong in its United States and Canadian markets.

As of the date of this Quarterly Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2022 will be sufficient to meet our anticipated working capital and capital expenditure requirements during the twelve month period ending April 30, 2023. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics: active point of sale, or POS, terminals, payment processing accounts, recurring revenue, subscriber seats, subscription revenue, and minutes of use.

NRS uses two metrics, among others, to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that are being installed. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, excluding its revenue from POS terminal sales.

net2phone-UCaaS’ cloud communications offerings are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone-UCaaS’ subscription revenue is its revenue in accordance with U.S. GAAP excluding its equipment revenue and revenue generated by a legacy SIP trunking offering in Brazil.

The trends and comparisons between periods for the number of active POS terminals, NRS PAY accounts, seats served, recurring revenue, and subscription revenue are used in the analysis of NRS’ or net2phone-UCaaS’ revenues and direct cost of revenues and are strong indications of the top-line growth and performance of the business.

Minutes of use is a nonfinancial metric that measures aggregate customer usage during a reporting period. Minutes of use is an important factor in BOSS Revolution Calling’s and IDT Global’s revenue recognition since satisfaction of our performance obligation occurs when the customer uses our service. Minutes of use trends and comparisons between periods are used in the analysis of revenues and direct cost of revenues.

Three and Nine Months Ended April 30, 2022 Compared to Three and Nine Months Ended April 30, 2021

Fintech Segment

Fintech, which represented 8.2% and 4.4% of our total revenues in the three months ended April 30, 2022 and 2021, respectively, and 7.0% and 5.2% of our total revenues in the nine months ended April 30, 2022 and 2021, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, and NRS, an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Revenues:
BOSS Money	$15.5	$10.2	$5.3	51.5%	$40.5	$38.7	$1.8	4.7%
National Retail Solutions	11.4	6.4	5.0	78.3	32.1	16.5	15.6	94.0
Total revenues	26.9	16.6	10.3	61.8	72.6	55.2	17.4	31.4
Direct cost of revenues	(8.2)	(6.0)	2.2	35.7	(22.8)	(18.7)	4.1	21.6
Selling, general and administrative	(17.9)	(11.6)	6.3	54.6	(48.1)	(33.8)	14.3	42.2
Depreciation and amortization	(0.7)	(0.5)	0.2	42.5	(1.9)	(1.3)	0.6	42.7
Other operating gain	0.1	0.1	—	(71.9)	0.1	0.1	—	(71.9)
Income (loss) from operations	$0.2	$(1.4)	$1.6	111.2%	$(0.1)	$1.5	$(1.6)	(104.2)%

Revenues. Revenues from BOSS Money increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily because of increased transaction volume in BOSS Money’s direct-to-consumer digital and retail channels. The revenue increase in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021was partially offset by the lack of revenue from transient foreign exchange market conditions that materially improved BOSS Money’s revenues in the nine months ended April 30, 2021 but ceased by April 30, 2021. BOSS Money continues to benefit from its integration into the BOSS Revolution Calling app in October 2021, as well as the continued expansion of its disbursement networks, particularly in Africa and the Caribbean.

Revenues from NRS increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising. NRS’ recurring revenue increased 101.9% to $10.0 million in the three months ended April 30, 2022 from $4.9 million in the three months ended April 30, 2021, and increased 114.4% to $27.6 million in the nine months ended April 30, 2022 from $12.9 million in the nine months ended April 30, 2021. Active POS terminals increased 37% to 17,900 at April 30, 2022 from 13,100 at April 30, 2021. Payment processing accounts increased 89% to 9,200 at April 30, 2022 from 4,900 at April 30, 2021.

Direct Cost of Revenues. BOSS Money’s direct cost of revenues increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily due to increased direct cost of revenues in its retail channel, which reflected the increase in BOSS Money’s retail channel’s revenue. NRS’ direct cost of revenues increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily due to the increase in its revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily due to increases in employee compensation, sales commissions, stock-based compensation, and debit and credit card processing charges. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 66.5% from 69.6% in the three months ended April 30, 2022 and 2021, respectively, and increased to 66.2% from 61.2% in the nine months ended April 30, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software and increased depreciation of NRS’ POS equipment.

Other Operating Gain. Other operating gain in the three and nine months ended April 30, 2022 was due to grant income related to the money transfer business. Other operating gain in the three and nine months ended April 30, 2021 was due to the settlement of a claim related to the money transfer business.

net2phone-UCaaS Segment

The net2phone-UCaaS segment, which represented 4.7% and 3.1% of our total revenues in the three months ended April 30, 2022 and 2021, respectively, and 4.1% and 3.0% of our total revenues in the nine months ended April 30, 2022 and 2021, respectively, is comprised of net2phone’s cloud communications offerings.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Revenues	$15.6	$11.4	$4.2	35.9%	$42.0	$32.0	$10.0	31.2%
Direct cost of revenues	(2.7)	(2.2)	0.5	21.7	(7.5)	(6.3)	1.2	19.7
Selling, general and administrative	(13.8)	(11.8)	2.0	16.8	(40.2)	(33.4)	6.8	20.1
Depreciation and amortization	(1.4)	(1.4)	—	(4.2)	(3.9)	(3.7)	0.2	6.6
Other operating gain (expense), net	—	—	—	—	0.3	(0.1)	0.4	393.2
Loss from operations	$(2.3)	$(4.0)	$1.7	43.1%	$(9.3)	$(11.5)	$2.2	19.0%

Revenues. net2phone-UCaaS’ revenues increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 driven primarily by growth in the United States, although revenue increased in all net2phone-UCaaS regions. Seats served increased 33% to 279,000 at April 30, 2022 from 210,000 at April 30, 2021, including approximately 7,000 seats as a result of our acquisition of Integra CCS, or Integra, in March 2022. Integra provides cloud-based contact-center-as-a-service in the Americas and Europe including omnichannel support, social media integrations, chat-bot communications, workflow management, development tools for tailored contact center solutions and numerous third-party software integrations. Subscription revenue increased 42% to $14.2 million in the three months ended April 30, 2022 from $10.0 million in the three months ended April 30, 2021, and increased 38% to $38.5 million in the nine months ended April 30, 2022 from $27.8 million in the nine months ended April 30, 2021, led by growth in both the South American and North American regions. In the first quarter of fiscal 2022, net2phone-UCaaS launched a HIPAA compliant program for certain of its communications and collaboration solutions and introduced net2phone Phone App for Teams. The app enables Microsoft Teams users to add voice capabilities into Teams environments without additional licenses.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily due to the increases in revenues, with the largest increase in Latin America. net2phone-UCaaS’ focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily due to increases in sales commissions, employee compensation, and expenses related to the proposed spin-off of our net2phone cloud communications business. As a percentage of net2phone-UCaaS’ revenues, net2phone-UCaaS’ selling, general and administrative expenses decreased to 88.8% from 103.4% in the three months ended April 30, 2022 and 2021, respectively, and decreased to 95.6% from 104.5% in the nine months ended April 30, 2022 and 2021, respectively.

net2phone-UCaaS derives a significant portion of its revenues from existing customers. Attracting new customers usually involves additional costs compared to retention of existing customers. If existing customers’ subscriptions and related usage decrease or are terminated, net2phone-UCaaS will need to spend more money to acquire new customers and still may not be able to maintain its existing level of revenues or profitability. In addition, net2phone-UCaaS needs to acquire new customers to increase its revenues. net2phone-UCaaS incurs significant sales and marketing expenses to acquire new customers. It is therefore expected that selling, general and administrative expenses will remain a significant percentage of net2phone-UCaaS’ revenues for the foreseeable future.

Depreciation and Amortization. Depreciation and amortization expense was substantially unchanged in the three months ended April 30, 2022 compared to the similar period in fiscal 2021 The increases in depreciation and amortization expense in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 was due to increased depreciation of net2phone-UCaaS’ telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain (Expense), net. In the nine months ended April 30, 2022, we determined that the requirements for a contingent consideration payment related to an acquisition consummated in December 2019 would not be met before the expiration date for such contingency. net2phone-UCaaS recognized a gain of $0.3 million on the write-off of the contingent consideration payment obligation. Other operating expense, net of $0.1 million in the nine months ended April 30, 2021 was due to the settlement of a legal matter.

Traditional Communications Segment

The Traditional Communications segment, which represented 87.1% and 92.5% of our total revenues in the three months ended April 30, 2022 and 2021, respectively, and 88.9% and 91.8% of our total revenues in the nine months ended April 30, 2022 and 2021, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other smaller businesses, some of which are in harvest mode.

Traditional Communications’ most significant revenue streams are from Mobile Top-Up, BOSS Revolution Calling, and IDT Global. Mobile Top-Up and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and Mobile Top-Up prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2022	2021	$/#	%	2022	2021	$/#	%
	(in millions)
Revenues:
Mobile Top-Up	$115.9	$132.6	$(16.7)	(12.6)%	$360.6	$325.0	$35.6	11.0%
BOSS Revolution Calling	91.8	111.4	(19.6)	(17.6)	297.7	342.7	(45.0)	(13.1)
IDT Global	67.1	88.6	(21.5)	(24.3)	229.4	263.6	(34.2)	(13.0)
Other	11.1	13.1	(2.0)	(14.8)	33.2	38.5	(5.3)	(13.8)
Total revenues	285.9	345.7	(59.8)	(17.3)	920.9	969.8	(48.9)	(5.0)
Direct cost of revenues	(236.7)	(292.6)	(55.9)	(19.1)	(766.3)	(818.2)	(51.9)	(6.3)
Selling, general and administrative	(29.3)	(30.0)	(0.7)	(2.6)	(89.6)	(88.5)	1.1	1.3
Depreciation and amortization	(2.5)	(2.5)	—	(2.4)	(7.5)	(8.4)	(0.9)	(10.2)
Severance	—	(0.2)	(0.2)	(100.0)	(0.1)	(0.4)	(0.3)	(84.7)
Other operating (expense) gain, net	—	—	—	(40.4)	—	1.0	(1.0)	(107.2)
Income from operations	$17.4	$20.4	$(3.0)	(14.6)%	$57.4	$55.3	$2.1	3.7%

Minutes of use:
BOSS Revolution Calling	690	876	(186)	(21.2)	2,252	2,701	(449)	(16.6)
IDT Global	1,864	2,460	(596)	(24.2)	5,882	8,185	(2,303)	(28.1)

Revenues. Revenues from Mobile Top-Up decreased in the three months ended April 30, 2022 compared to the similar period in fiscal 2021 primarily from a decrease in revenue from the business-to-business wholesale channel, partially offset by an increase in revenues from the direct-to-consumer channel. Business-to-business wholesale revenues were increasing from an opportunity that began in the third quarter of fiscal 2021 but has since narrowed considerably. Revenues from Mobile Top-Up increased in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 primarily from continued product expansion and growth in the business-to-business wholesale channel, although business-to-business wholesale revenues have narrowed considerably. Revenues from the direct-to-consumer channel increased in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021, partially offset by a decrease in retail channel revenues. In addition, our acquisition, in December 2020, of Sochitel UK Ltd., a global hub and digital distribution platform for mobile top-up, electronic vouchers, and other value transfer services primarily in Africa, contributed to our increased penetration into the market in Africa.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021. In fiscal 2021, COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods, however, that impact was less significant in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021. The surge in demand for voice calls that began with the onset of the COVID-19 pandemic had eroded by the third quarter of fiscal 2022. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended April 30, 2022 compared to the similar period in fiscal 2021 primarily due to the decreases in revenues. Direct cost of revenues decreased in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 primarily due to decreases in BOSS Revolution Calling’s and IDT Global’s direct cost of revenues in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 as a result of the increase in Mobile Top-Up’s revenues. The continued migration of customers to our digital, direct-to-consumer channels is expected to continue, which is expected to contribute to future reductions in the rate of growth of Mobile Top-Up and BOSS Revolution Calling’s direct cost of revenues when compared to prior periods.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three months ended April 30, 2022 compared to the similar period in fiscal 2021 primarily due to decreases in employee compensation, sales commissions, and debit and credit card processing charges, partially offset by an increase in stock-based compensation. Selling, general and administrative expense increased in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 primarily due to increases in employee compensation, debit and credit card processing charges, and consulting expense, partially offset by a decrease in sales commissions. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 10.2% from 8.7% in the three months ended April 30, 2022 and 2021, respectively, and to 9.7% from 9.1% in the nine months ended April 30, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense was substantially unchanged in the three months ended April 30, 2022 compared to the similar period in fiscal 2021. Depreciation and amortization expense decreased in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended April 30, 2022 and 2021, Traditional Communications incurred severance expense of nil and $0.2 million, respectively, and in the nine months ended April 30, 2022 and 2021, Traditional Communications incurred severance expense of $0.1 million and $0.4 million, respectively.

Other Operating (Expense) Gain, net. Other operating (expense) gain, net included expense for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $33,000 and $55,000 in the three months ended April 30, 2022 and 2021, respectively, and $68,000 and $0.4 million in the nine months ended April 30, 2022 and 2021, respectively. Other operating (expense) gain, net in the nine months ended April 30, 2021 included a gain related to the receipt of $2.0 million from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation. The lawsuit is about claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019 because Visa and Mastercard, individually, and together with their respective member banks, violated the antitrust laws. Other operating (expense) gain, net in the nine months ended April 30, 2021 also included expense for an IDT Global settlement of a claim for $0.6 million.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
General and administrative	$(1.8)	$(1.7)	$0.1	4.8%	$(6.1)	$(5.8)	$0.3	4.4%
Depreciation and amortization	—	—	—	—	(0.1)	(0.1)	—	4.0
Other operating expense (gain), net	(0.2)	0.6	(0.8)	(126.2)	(0.9)	0.6	(1.5)	(256.7)
Loss from operations	$(2.0)	$(1.1)	$(0.9)	(75.8)%	$(7.1)	$(5.3)	$(1.8)	(34.2)%

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

General and Administrative. Corporate general and administrative expense increased in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 primarily because of increases in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.5% in both the three months ended April 30, 2022 and 2021, and 0.6% in both the nine months ended April 30, 2022 and 2021.

  Other Operating (Expense) Gain, net. As discussed in Note 17 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending putative class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path, and a derivative complaint. We incurred legal fees of $1.4 million and $0.3 million in the three months ended April 30, 2022 and 2021, respectively, and $5.0 million and $2.0 million in the nine months ended April 30, 2022 and 2021, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $1.2 million and $0.9 million in the three months ended April 30, 2022 and 2021, respectively, and $4.1 million and $2.6 million in the nine months ended April 30, 2022 and 2021, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that is owned by our former subsidiary, Rafael Holdings, Inc., or Rafael. We also lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. We incurred lease costs of $0.5 million in each of the three months ended April 30, 2022 and 2021, and $1.4 million in each of the nine months ended April 30, 2022 and 2021, in connection with the Rafael leases, which is included in consolidated selling, general and administrative expense.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expense was $1.2 million and $0.3 million in the three months ended April 30, 2022 and 2021, respectively, and $1.8 million and $1.2 million in the nine months ended April 30, 2022 and 2021, respectively. The increase in stock-based compensation expense in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021 was primarily due to expense related to the grant in February 2022 of restricted shares of NRS’ Class B common stock to certain of our employees for which we recorded stock-based compensation expense of $1.2 million, partially offset by reductions in expense for deferred stock units granted in June 2019. At April 30, 2022, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $0.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting periods that end in fiscal 2025.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2022	2021	$	%	2022	2021	$	%
	(in millions)
Income from operations	$13.3	$13.9	$(0.6)	(3.9)%	$40.9	$40.0	$0.9	2.2%
Interest income, net	0.1	0.1	—	(32.0)	0.2	0.2	—	(2.7)
Other (expense) income, net	(5.1)	3.8	(8.9)	(232.8)	(24.2)	5.6	(29.8)	(532.1)
(Provision for) benefit from income taxes	(3.2)	18.6	(21.8)	(117.4)	(5.9)	12.2	(18.1)	(148.5)
Net income	5.1	36.4	(31.3)	(86.0)	11.0	58.0	(47.0)	(81.0)
Net (income) attributable to noncontrolling interests	(0.3)	(0.1)	(0.2)	(570.0)	(1.2)	(0.3)	(0.9)	(349.3)
Net income attributable to IDT Corporation	$4.8	$36.3	$(31.5)	(86.9)%	$9.8	$57.7	$(47.9)	(83.1)%

Other (Expense) Income, net. Other (expense) income, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2022	2021	2022	2021
	(in millions)
Foreign currency transaction (losses) gains	$(0.9)	$(1.1)	$(0.2)	$0.4
Equity in the net loss of investee	(0.8)	(0.5)	(2.2)	(0.5)
(Losses) gains on investments	(3.4)	5.4	(20.9)	5.8
Other	—	—	(0.9)	(0.1)
Total other (expense) income, net	$(5.1)	$3.8	$(24.2)	$5.6

On February 2, 2021, we paid $4.0 million to purchase shares of series B convertible preferred stock of a communications company (the equity method investee, or EMI), and on August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The initial shares purchased represented 23.95% of the outstanding shares of the EMI on an as converted basis. The subsequent purchases increased our ownership to 26.57% on an as converted basis. We account for this investment using the equity method since the series B and series C convertible preferred stock are in-substance common stock, and we can exercise significant influence over the operating and financial policies of the EMI. We determined that on the dates of the acquisitions, there were differences of $3.4 million and $1.0 million between our investment in the EMI and our proportional interest in the equity of the EMI, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list.

The net losses on investments in the three and nine months ended April 30, 2022 included unrealized losses of $0.6 million and $14.1 million, respectively, on shares of Rafael Class B common stock. The net gains on investments in the three and nine months ended April 30, 2021 included unrealized gains of $4.8 million and $5.6 million, respectively, on shares of Rafael Class B common stock.

(Provision for) Benefit from Income Taxes. In the three and nine months ended April 30, 2021, we released $24.0 million of our valuation allowance on the portion of our deferred income tax assets that we are more likely than not going to utilize. We used the framework of Accounting Standards Codification Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis. The decrease in income tax expense in the three and nine months ended April 30, 2022 compared to the similar periods in fiscal 2021, excluding the benefit from the valuation allowance released in fiscal 2021, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended April 30, 2022 compared to the similar period in fiscal 2021 was due to increases in the net income of NRS and our variable interest entity, or VIE, as well as a reduction in the net loss of net2phone 2.0, Inc., or net2phone 2.0, which owns and operates our net2phone-UCaaS segment. The change in the net income attributable to noncontrolling interests in the nine months ended April 30, 2022 compared to the similar period in fiscal 2021 was due to increases in the net income of NRS and our VIE, partially offset by an increase in the net loss of net2phone 2.0. As of May 31, 2021, we began consolidating a VIE because we determined that we are the primary beneficiary of the VIE since we have the power to direct the activities of the VIE that most significantly impact its economic performance, and we have the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. We do not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests.

Liquidity and Capital Resources

General

As of the date of this Quarterly Report, including the impact of COVID-19, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2022 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2023.

At April 30, 2022, we had cash, cash equivalents, debt securities, and current equity investments of $136.0 million and working capital (current assets in excess of current liabilities) of $55.7 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At April 30, 2022, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $10.5 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

	Nine months ended April 30,
	2022	2021
	(in millions)
Cash flows provided by (used in):
Operating activities	$13.3	$38.1
Investing activities	(25.9)	(46.8)
Financing activities	(2.1)	(4.2)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(14.1)	6.7
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(28.8)	$(6.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $57.9 million at April 30, 2022 from $51.1 million at July 31, 2021 primarily due to amounts billed in the nine months ended April 30, 2022 that were greater than collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $39.1 million at April 30, 2022 from $42.3 million at July 31, 2021 due to decreases in the BOSS Revolution Calling and Mobile Top-Up deferred revenue balances.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $95.1 million at April 30, 2022 from $115.5 million at July 31, 2021. Our restricted cash and cash equivalents included $96.0 million and $115.8 million at April 30, 2022 and July 31, 2021, respectively, held by the bank.

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

Investing Activities

Our capital expenditures were $13.8 million and $13.5 million in the nine months ended April 30, 2022 and 2021, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending April 30, 2023 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On February 2, 2021, we paid $4.0 million to purchase shares of the EMI’s series B convertible preferred stock, and on August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The initial shares purchased represented 23.95% of the outstanding shares of the EMI on an as converted basis. The subsequent purchases increased our ownership to 26.57% on an as converted basis.

On March 3, 2022, net2phone 2.0 purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. for cash of $7.1 million, net of cash acquired. We also recorded an aggregate of $4.5 million for the estimated fair value of future payments subject to holdback and contingent consideration. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra CCS. The purchase price also included 27,765 shares of our Class B common stock with a value of $1.0 million that were issued at closing. The potential future payments are an aggregate of up to $3.3 million, half of which will be paid at the end of 12 months after closing and the remainder will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any. The contingent consideration is an aggregate of up to $3.5 million based on annual cumulative incremental recurring seat revenue over a four-year period, payable in cash and/or equity at net2phone 2.0’s discretion.

On March 1, 2022, our subsidiary, IDT International Telecom, Inc., purchased all of the outstanding shares of Leaf Global Fintech Corporation, or Leaf, for cash of $0.3 million, net of cash acquired. We also recorded $3.3 million for the estimated fair value of contingent consideration. Leaf is a provider of digital wallet services in emerging markets currently serving unbanked customers in Rwanda, Uganda, and Kenya. The Leaf wallet is a mobile platform available on both smartphones and non-smartphones through an app or by utilizing a USSD interface accessed via a short code. The Leaf digital wallet enables customers to store, send, receive, and exchange currencies on their phones domestically and across borders. The Leaf platform leverages the Stellar network for storing and disseminating transaction data while maintaining value with stablecoins. Stellar is an open-source, decentralized blockchain network that connects global financial infrastructure, optimized for payments and specifically to support cross-border transactions. The contingent consideration is an aggregate of up to $5.5 million based on annual gross profit over a five-year period.

On December 3, 2020, we acquired 51% of the issued shares of Sochitel UK Ltd., or Sochitel. The purchase price was $2.4 million, net of cash acquired. Also, pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of Sochitel that the seller did not initially sell to us, or the Option Shares, the seller exercised its option and on March 22, 2021, we purchased the Option Shares for $0.3 million.

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

Purchases of debt securities and equity investments were $11.3 million and $39.3 million in the nine months ended April 30, 2022 and 2021, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $7.8 million and $18.7 million in the nine months ended April 30, 2022 and 2021, respectively.

Financing Activities

We distributed cash of $0.4 million and $0.6 million in the nine months ended April 30, 2022 and 2021, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the nine months ended April 30, 2022 and 2021, we received proceeds from financing-related other liabilities of $2.3 million and nil, respectively.

In the nine months ended April 30, 2022 and 2021, we repaid financing-related other liabilities of $1.3 million and $0.1 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2022 and July 31, 2021, there were no amounts outstanding under this facility. In the nine months ended April 30, 2022, IDT Telecom borrowed and repaid an aggregate of $2.6 million under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2022, IDT Telecom was in compliance with all of the covenants.

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

In the nine months ended April 30, 2022 and 2021, we received cash from the exercise of stock options of $0.1 million and $0.7 million, respectively, for which we issued 10,000 and 81,041 shares, respectively, of our Class B common stock. In addition, in April 2022, Howard S. Jonas, the Chairman of our Board of Directors, exercised stock options for 1.0 million shares of our Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of our Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. There were no repurchases under the program in the nine months ended April 30, 2022. In the nine months ended April 30, 2021, we repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At April 30, 2022, 5.8 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2022 and 2021, we paid $9.0 million and $1.3 million, respectively, to repurchase 200,438 and 109,381 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units and lapsing of restrictions on restricted stock. In addition, in April 2022, Mr. Jonas tendered 137,364 shares of our Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

We are considering spin-offs and other potential dispositions of certain of our subsidiaries. Some of the transactions under consideration are in early stages and others are more advanced. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. In fiscal 2021, we announced that our Board of Directors had directed us to prepare for the potential spin-off of our net2phone cloud communications business. On May 5, 2022, we announced that in light of market conditions, our Board of Directors postponed the spin-off, which we had been preparing to spin-off on or before July 31, 2022. A spin-off would be subject to authorization by our Board of Directors. There is no assurance at this time that any of these transactions will be completed.

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

Contractual Obligations and Other Commercial Commitments

The following table quantifies our future contractual obligations and other commercial commitments at April 30, 2022:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$5.0	$5.0	$—	$—	$—
Connectivity obligations under service agreements	0.6	0.5	0.1	—	—
Operating leases including short-term leases	9.0	3.5	5.0	0.4	0.1
Total contractual obligations (1)	$14.6	$9.0	$5.1	$0.4	$0.1

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $22.0 million in performance bonds, and $14.0 million for other potential payments, due to the uncertainty of the amount and/or timing of any such payments.

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

We have performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2022, we had aggregate performance bonds of $22.0 million outstanding.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 29% and 29% of our consolidated revenues in the three months ended April 30, 2022 and 2021, respectively, and 28% and 20% of our consolidated revenues in the nine months ended April 30, 2022 and 2021, respectively. On February 1, 2021, we changed the geographic sourcing of certain revenues from the United States to the United Kingdom. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At April 30, 2022, the value of our debt and equity securities was an aggregate of $46.2 million, which represented 9.2% of our total assets. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have a significant number of R&D personnel in Belarus. Belarus shares borders with both Russia and Ukraine. In February 2022, in connection with escalating tensions involving Russia and Ukraine, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. In response to the support and facilitation by Belarus for the invasion, the United States, the European Union, or E.U., and various other nations imposed sanctions against multiple individuals and entities in Belarus. Other potential retaliatory measures could be taken by the United States and other countries, particularly if Belarus were to take a more active role in the conflict. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions could have an adverse effect on our future product roadmap and R&D. We cannot predict whether additional sanctions or other measures will be imposed, or the nature of severity of those measures, and whether they will directly or indirectly impact our R&D in Belarus or elsewhere.

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

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the E.U. (commonly referred to as “Brexit”). The United Kingdom formally left the E.U. on April 30, 2020 and had entered a transition period until December 31, 2020. The E.U. and the United Kingdom concluded the EU-UK Trade and Cooperation Agreement (the “TCA”) on December 24, 2020, which took effect provisionally on January 1, 2021, and became formally applicable on May 1, 2021. The TCA sets out the arrangements between the United Kingdom and E.U. on trade in certain areas (e.g., goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are key aspects of the United Kingdom’s relationship with the E.U. which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the United Kingdom and E.U. will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the United Kingdom may eventually enter into with the E.U. are known, it is not possible to determine the extent of the impact that the United Kingdom’s departure from the E.U. and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market, and fiscal conditions in the United Kingdom and the E.U. and to changes in any of these conditions.

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following the expiration of the Brexit transition period, the passporting rights previously enjoyed by IDTFS under E.U. law ceased to be in effect. IDTFS made alternative arrangements with third parties to service customers in E.U. countries. Our inability to service these customers will lead to a reduction in the revenues previously earned from them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2022:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-28, 2022	—	$—	—	5,768,497
March 1–31, 2022	—	$—	—	5,768,497
April 1–30, 2022	—	$—	—	5,768,497
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2022	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

June 9, 2022	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

