Form 10-K
period 2022-07-31
IDT CORP
filed 2022-10-14
CIK 1005731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2022.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $37.53 per share, as reported on the New York Stock Exchange, was approximately $790.1 million.

As of October 12, 2022, the registrant had outstanding 23,934,705 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 3,829,654 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 14, 2022, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2022 refers to the fiscal year ended July 31, 2022).

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

Our businesses include:

■	Fintech:
	■	National Retail Solutions (NRS): Operates a point-of-sale, or POS, terminal-based platform that enables independent retailers to operate and process transactions more effectively while providing advertisers and marketers with unprecedented reach into underserved consumer markets; and
	■	BOSS Money: Makes it easy and convenient to send money from the United States to friends and family across borders and around the world;
■	Cloud Communications:
	■	net2phone: Provides businesses in North America, Latin America and certain parts of Europe with cloud communications and collaboration solutions intelligently integrated across channels, platforms and devices;
■	Traditional Communications:
	■	Mobile Top-Up: Enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts;
	■	BOSS Revolution Calling: An international long-distance calling service marketed primarily to immigrant communities in the United States and Canada;
	■	IDT Global (formerly Carrier Services): A wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and
	■	Other, small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

SEGMENT REPORTING

We have three reportable business segments: (1) Fintech; (2) net2phone (formerly net2phone-UCaaS); and (3) Traditional Communications. In fiscal 2022, a line of business was reclassified to the net2phone segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The Fintech segment, which represented 8.0% and 5.1% of our total revenues in fiscal 2022 and fiscal 2021, respectively, comprises our NRS and BOSS Money businesses.

The net2phone segment, which represented 4.3% and 3.1% of our total revenues in fiscal 2022 and fiscal 2021, respectively, comprises net2phone’s cloud communications offerings including its unified communications as a service, or UCaaS, and contact center as a service, or CCaaS, offerings.

The Traditional Communications segment, which represented 87.7% and 91.8% of our total revenues in fiscal 2022 and fiscal 2021, respectively, includes Mobile Top-Up, BOSS Revolution Calling, and IDT Global, as well as other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Financial information by segment is presented in Note 2 to our Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

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

KEY EVENTS IN OUR HISTORY

1990 – Howard S. Jonas, our founder, launches International Discount Telephone to provide international call re-origination services.

1995 – We begin selling wholesale services to other long-distance carriers by leveraging our access to favorable international telephone rates generated by our retail calling traffic.

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

2008 –We launch BOSS Revolution PIN-less, a pay-as-you-go international calling service. BOSS Revolution has since become our flagship brand, and the BOSS Revolution platform has expanded to include payment offerings.

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

– We introduce our BOSS Revolution Calling app for Android and iOS.

– We launch our BOSS Money international remittance service.

2014 – We sell our stake in Fabrix Systems, a pioneer in cloud storage and network delivery technologies, to Ericsson for $69 million.

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

2017 – We introduce our BOSS Money app for Android and iOS.

2018 – We spin-off our interest in our Rafael Holdings, Inc. subsidiary to our stockholders. Rafael Holdings’ stock is listed on the NYSE with the ticker symbol “RFL”.

2019 – NRS launches NRS PAY, enabling retailers to accept credit cards and other forms of digital payment with an affordable, easily understood rate structure and no hidden fees.

2020 – net2phone introduces its Huddle video conferencing solution and integration with Microsoft Teams.

– IDT acquires a majority stake in Sochitel UK Ltd., or Sochitel, a global hub and digital distribution platform for mobile top-up, electronic vouchers, and other value transfer services.

2021 – net2phone launches integrations with Salesforce and Zapier among others, and HIPAA compatible solutions for healthcare providers.

– BOSS Money is integrated into the BOSS Revolution Calling app.

2022 – net2phone acquires Integra CCS, a CCaaS provider operating in the Americas and Europe.

– IDT acquires Leaf Global Fintech, an award-winning provider of digital wallet services in emerging markets serving unbanked customers in Rwanda, Uganda, and Kenya.

– NRS launches its eWIC service, enabling NRS retailers to accept electronic benefits vouchers from the beneficiaries of the popular Supplemental Nutrition Program for Women, Infants and Children, or WIC.

OUR STRATEGY

Since our inception more than 30 years ago, we have generated strong returns for our stockholders by incubating early-stage, high-growth businesses with investment capital provided by our more mature, cash-generating businesses. As these growth businesses scaled, we monetized many of them through sales or spin-offs to our stockholders.

To date, we have spun off five publicly traded companies, one of which was subsequently acquired:

■	IDW Media Holdings, Inc. (NYSE American: IDW), a publishing and entertainment company (2009);
■	Genie Energy, Ltd. (NYSE: GNE), a retail energy provider in the United States and Europe and developer of solar energy projects (2011);
■	Straight Path Communications, Inc. a holder of certain spectrum licenses that was purchased by Verizon in 2018 (2013);
■	Zedge, Inc. (NYSE American: ZDGE), an app developer focused on mobile phone personalization and entertainment (2016); and
■	Rafael Holdings, Inc. (NYSE: RFL), a pharmaceutical company pursuing novel cancer therapies (2018).

We are comprised of several high-growth, high-margin, tech-centric businesses as well as more mature, cash-generating businesses. Our businesses derive their competitive advantages leveraging one or more of our strategic assets including:

■	The NRS, net2phone, BOSS Revolution, BOSS Money and IDT Global brands;
■	A nationwide network of more than 30,000 retailers including over 25,000 who utilize our digital retailer platform;
■	Our customer base of more than eight million users, primarily in immigrant communities within the United States;
■	Our technology, global infrastructure and high-capacity transaction platforms;
■	Extensive VoIP and cloud services expertise; and
■	Our staff of more than 1,600 working in over 20 countries on four continents.

Our high-margin, high-growth businesses include:

■	NRS, an operator of a POS terminal-based network that enables independent retailers to operate and process transactions more effectively while providing advertisers and consumer marketers unprecedented reach into underserved consumer markets.
■	net2phone, a UCaaS and CCaaS provider that intelligently integrates cloud communications across channels, platforms and devices for businesses globally; and
■	BOSS Money, a U.S. provider of international money remittances through digital and retail channels.

The development of these three businesses has been financed with growth capital from the cash flows generated by our more mature traditional communications offerings. Consequently, we have not needed to rely upon debt financing nor dilutive capital raises to invest in these initiatives.

The key businesses in our mature, traditional communications offerings are:

■	Mobile Top-Up;
■	BOSS Revolution Calling; and
■	IDT Global.

These traditional communications offerings participate wholly or partially in the paid minute voice communications market. This market is subject to intense revenue and margin pressure as consumers continue to migrate to free over-the-top voice and messaging services and to flat-rate international long-distance plans. We have successfully countered the bottom-line impacts of these trends thus far by continually innovating and deploying new features and enhancements to generate revenue and reduce overhead and operating expenditures for each of these offerings. For instance, our margin contributions for BOSS Revolution Calling and Mobile Top-Up have benefited from a gradual rotation to digital channels with higher per-unit margins. These trends and cost saving efforts have significantly offset the decreases in the paid minute voice revenue.

The increasing revenue and gross margin contributions from our high-margin growth businesses in combination with our efforts to maximize the cash generation of our lower margin, more mature offerings have enabled us to improve our consolidated bottom-line performance in recent quarters. We expect that this rotation toward our higher margin offerings will continue to drive increases in our operating margins.

BUSINESS DESCRIPTION

Fintech

Our Fintech segment contributed 8.0% and 5.1% of our total revenues in fiscal 2022 and fiscal 2021, respectively, and is comprised of:

■	NRS, an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services; and
■	BOSS Money, a provider of international money remittance and related value/payment transfer services.

During fiscal 2022, our Fintech segment generated $108.8 million in revenues and income from operations of $5.3 million, as compared with revenues of $74.3 million and a loss from operations of $1.5 million in fiscal 2021.

NRS

NRS’ revenues were $51.3 million in fiscal 2022, a 107% increase from fiscal 2021.

NRS operates a network of POS terminals at independent retailers including convenience, liquor and tobacco stores throughout the United States. The NRS solution includes integrated hardware and software tools that enable these retailers to operate more efficiently and compete more effectively against larger retail chains.

The POS terminal’s hardware includes cash registers, barcode scanners, retailer and customer-facing hi-definition screens, receipt printers and credit card readers. NRS’ integrated, proprietary software is offered to retailers as a service and provides operational tools including inventory management, sales tracking, price book management and other useful features. NRS technology teams in the United States and Israel continuously enhance the software and develop new features to better serve existing customers and facilitate expansion into additional retail market segments.

The primary market for NRS’ POS terminals is the more than 200,000 independently owned convenience, liquor, grocery, and tobacco stores in the United States, many of which primarily serve foreign-born communities.

NRS continues to increase the number of POS terminals active in its network. As of July 31, 2022, the NRS POS network included more than 19,000 terminals, an increase from 14,000 a year earlier. NRS’ POS terminal sales and marketing efforts are targeted, in part, to our nationwide network of BOSS Revolution retailers. NRS also markets and sells to retailers outside the BOSS Revolution network, including direct sales and through strategic relationships with more than 100 wholesale distributors including some of the largest cash-and-carry wholesalers in the United States.

NRS generates revenue from a portfolio of services for both retailers and third parties. The vast majority of revenue is generated by recurring services including:

■	Display Advertising. NRS terminals feature 15” high-definition customer-facing screens designed to engage customers during check-out. The screens enable consumer package-good sellers and other marketers to offer coupons, deals, and promotions on in-store products through static and video advertisements with reach into urban demographic segments. NRS’ advertising offerings participate in the digital out-of-home, or DOOH, advertising market. DOOH is among the fastest growing advertising market segments. As it matures, we expect that the DOOH market will become increasingly accessible to programmatic advertising buyers, which would enable NRS to significantly increase advertising sales.

■	Merchant Services. The substantial majority of merchant services revenue is generated by NRS PAY, which enables retailers to accept and process payments made by credit cards, debit cards, and electronic benefits transfer. NRS PAY’s pricing model does not require a contract. NRS provides the NRS PAY equipment for free, and NRS does not charge hidden fees. Instead, NRS charges a flat, transparent rate per transaction. At July 31, 2022, we had over 10,300 NRS PAY customers compared to 5,800 a year earlier.

■	Data Analytics. NRS captures targeted POS transaction data from NRS retailers. These retailers are concentrated in urban communities with significant immigrant populations and, in the aggregate, constitute a significant but largely opaque market for data analysis and marketing. NRS has built a data platform that allows third parties to analyze purchasing trends at independent retailers and gain insights into this important segment of the consumer market.

■	Terminal-based software services. Terminal operators pay a monthly software as a service fee to operate each POS terminal. The monthly fee increases with premium POS feature sets.

■	Sale of POS Terminals. In addition to these recurring sources of revenue, NRS sells its POS terminals to retailers. Terminals are typically offered at a discount from the full retail price when retailers enroll in NRS PAY.

NRS also supports our BOSS Revolution communications and payment offerings – BOSS Revolution Calling, BOSS Money remittances, and Mobile Top-Up, all of which can be sold and provisioned by retailers directly from their NRS terminals.

We believe that NRS’ competitive advantages include:

■	A combination of hardware and software specifically designed to meet the unique store-management needs of independent retailers;

■	An engaging 15” hi-definition customer-facing screen at the POS terminal for displaying advertising and promotions provisioned via the NRS platform;

■	Focus on urban markets with high concentrations of first- and second-generation immigrants that provides advertisers and marketers with valuable reach and insight into these communities;

■	Through IDT, relationships with over 35,000 retailers nationwide;

■	Partnerships to enroll new retailers through cash-and-carry wholesale distributors;

■	For NRS PAY, simplified, transparent pricing with free card readers, no hidden fees and lower total cost to operate than most competitors; and

■	For NRS PAY, continued conversion of NRS terminal customers.

NRS’ growth strategy includes:

■	Conversion of current BOSS Revolution retailers to NRS POS and NRS PAY;

■	Expanding NRS POS terminal sales efforts to retailers who are not Boss Revolution retailers;

■	For NRS PAY, conversion of current NRS terminal customers, particularly as contracts with their pre-existing credit card processors expire;

■	Expansion into new retail verticals;

■	Development and deployments of new POS features and functionalities;

■	Further integrations with programmatic advertisers;

■	Expanding NRS’ internal advertising sales force to drive both programmatic and direct advertising sales increases;

■	Developing partnerships to provide NRS retailers with robust home delivery service options; and

■	Creation of a consumer app for remote ordering and delivery.

Competition

NRS competes against several nationwide POS companies that primarily serve other retail store segments, but also serve NRS’ target market of independent convenience, liquor, and tobacco stores in the United States. These competitors include, among others, Square, Clover, and NCR.

We believe that NRS’ competitive advantages include:

■	NRS software and hardware are tailored specifically to the needs of independent retailers in contrast with other providers who primarily seek to provide POS solutions for larger retail chains with centralized decision-making;

■	Our relationships with the 35,000 retailers who sell BOSS Revolution Calling, BOSS Money, and/or our Mobile Top-Up offerings;

■	Our established direct sales and marketing capabilities focused on retail brands including our relationships with wholesale distributors who supply these stores;

■	Our consumer facing advertising screens and established relationships with supply side platforms in the DOOH advertising space;

■	Our ability to accept and target advertising and content in multiple formats to meet the needs of a diverse variety of potential buyers;

■	For our data business, the scale of our network and unique reach into the urban consumer convenience store market;

■	In certain states, our solution is licensed to accept electronic benefit payments that certain competitors may not be licensed to accept;

■	For NRS Pay, our unique pricing structure featuring flat, transparent pricing and no-contracts contrasts with established credit card processing providers;

■	Our ability to develop and leverage new solutions for retailers either directly or through third party providers attracted by our scale in the independent retailer market and flexibility of our platform;

■	Our fees for software as a service are generally well below the fees charged by competitors that serve large retail chains;

■	Our experienced and proven management team, many of whom have been with NRS since inception.

NRS also competes with smaller, regional POS companies that focus on convenience stores. However, these regional players generally do not offer a comparable suite of POS services, have limited capacity to scale their platforms, and/or are not price competitive.

BOSS Money

BOSS Money revenues were $57.5 million in fiscal 2022, an increase of 16% from fiscal 2021.

International remittances are a primary economic activity for the tens of millions of first and second-generation immigrants in the United States. According to the World Bank, total remittances from the United States topped $74 billion in 2021.

BOSS Money enables customers in the United States to conveniently and affordably send money to third parties around the world. At July 31, 2022, BOSS Money provided its remittance service from the United States to 50 countries through 1,300 payer entities. Its payout network included over 316,000 cash payout locations worldwide in addition to direct deposit, mobile money and home delivery payout options.

BOSS Money is offered directly to consumers via our digital channels including the BOSS Money app, the BOSS Calling app, and the BOSS Money consumer website (www.bossmoney.com). Our retail channel comprises licensed and authorized BOSS Money agents nationwide.

During fiscal 2022, over three-quarters of BOSS Money’s transactions originated on our digital channels, predominantly in the BOSS Money app. The BOSS Money app enables customers with a debit or credit card to send money easily and securely directly from an iOS or Android device.

The BOSS Money retail network affords unbanked and underbanked customers the ability to initiate transactions with cash or a credit or debit card. We continue to build our retail origination network by using our internal sales force to recruit new BOSS Money retailers, primarily focusing on retailers that already provision BOSS Revolution Calling and Mobile Top-Up. In order to provision our service, BOSS Money retailers must meet certain stringent financial and other regulatory qualifications. We also continue to enhance the BOSS Money retailer portal and platform to make the transaction more convenient for retailers, many of whom have access to multiple remittance services.

We continue to expand our BOSS Money customer base by focusing our marketing efforts on converting the large BOSS Revolution Calling and Mobile Top-Up customer bases, as well as by targeting new customers directly, primarily through attractive fee and foreign exchange rate offers, through both our digital and retail channels.

BOSS Money generates revenues from a per-transaction fee charged to the customer and from foreign exchange differentials. Our transaction costs include commissions paid when the transaction is initiated by a retail agent, payment to the international disbursing agent, banking, compliance, foreign currency exchange costs and, for digital transfers, credit and debit card processing fees.

Competition and Competitive strengths

BOSS Money competes in the international money remittance space with both ‘brick and mortar’ services which operate primarily in retail locations through stores or authorized agents and a growing number of digital-only platforms. Most retailer-based originators of money transfers have now developed digital capabilities as well. Publicly traded companies in this category include Western Union, International Money Express, Inc. (Intermex), Ria, a subsidiary of Euronet Worldwide, and MoneyGram International, Inc. Money remittance providers that compete wholly or primarily through digital channels include Xoom (a subsidiary of PayPal), WorldRemit, Remitly, TransferWise and many others.

We believe that BOSS Money’s competitive strengths include:

■	BOSS Revolution is an established and trusted brand that has served immigrant communities in the United States for over a decade. We spend significantly on BOSS Revolution branded marketing to support BOSS Revolution Calling and BOSS Money. Through the nationwide network of over 30,000 BOSS Revolution retailers, the BOSS Revolution brand has a high-visibility storefront presence in many communities with significant immigrant populations;

■	The BOSS Money app, which originates the substantial majority of our money transfers, is a proprietary, internally developed, scalable platform that has earned high marks from customers for its ease of use, reliability, and customer service;

■	Our nationwide retail channel enables underbanked and unbanked customers to initiate transactions with cash at BOSS Money retailers;

■	Our comprehensive compliance processes and procedures; and

■	Our experienced management team.

BOSS Money’s growth strategy includes:

■	Expansion of our international payout network with a focus on popular destinations in Africa;

■	Expansion of origination beyond the United States to Canada, United Kingdom and, potentially, to other European countries with large immigrant populations;

■	Continued migration of our BOSS Revolution Calling and Mobile Top-Up customers from competitors to BOSS Money;

■	Continued enhancement of our BOSS Money retailer portal;

■	Increasing the number of BOSS Money retail agents; and

■	Addition of new features and offerings.

We continue to compete successfully in part by migrating customers from our other BOSS Revolution offerings to BOSS Money leveraging our highly regarded BOSS Revolution brand, insights into our customers, and cross-marketing capabilities. We compete for customers outside the BOSS Revolution ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates.

net2phone

net2phone’s revenues were $58.2 million in fiscal 2022 compared to $44.5 million in fiscal 2021. net2phone’s loss from operations was $11.1 million in fiscal 2022 compared to a loss from operations of $15.5 million in fiscal 2021.

net2phone launched its UCaaS offering in 2015, leveraging our deep expertise in VoIP communications, established technology team, and global telephony network. net2phone enables its customers to transform their communications by leveraging its cloud platform to provide solutions that enable more intelligent, flexible and adaptive communications. net2phone’s flagship UCaaS service utilizes its cloud platform to provide conversational continuity across channels from any connected device – tethered or mobile – and to measure, manage and analyze those communications for enhanced insight and productivity.

net2phone’s offerings include:

■	Unified Communications as a Service (UCaaS): Business communications globally are rapidly evolving. Increasingly sophisticated cloud-based communications solutions are displacing siloed, multi-channel solutions and on-premise Private Branch Exchanges, or PBXs, which most businesses operate to support their legacy phone systems. net2phone offers unified communications as a cloud-based PBX with advanced Internet Protocol, or IP, desktop phones and as a bring-your-own-device solution accessed through its integrated web portal and mobile app. net2phone’s UCaaS service includes multi-channel communications with voice management features, unlimited domestic and international calling to over 40 countries, robust messaging and chat tools, voicemail to email transcription, client analytics, the net2phone Huddle video conferencing service, and reporting and system management capabilities accessed through its online console. net2phone’s UCaaS service integrates seamlessly with business communication platforms (such as Microsoft Teams and Slack), leading customer relationship management, or CRM, services (such as SalesForce, Zoho and others) and text-based communications platforms. net2phone adds features, enhancements and integrations on a regular basis leveraging its agile development philosophy.

■	Huddle: net2phone’s video and audio streaming solution, Huddle, is integrated with and provisioned through its unified communications offering. A limited version of Huddle is also offered as a free stand-alone service. Huddle delivers a comprehensive feature set including phone dial-in conference options, robust user controls, single sign-on, noise cancelation, screen blur, Huddle reactions and complete on-the-go access. Huddle integrates fully with Google and Microsoft Outlook calendars. Conversations on Huddle are secure, and passcode protected.

■	Session Initiation Protocol (SIP) Trunking: net2phone’s SIP Trunking service provides high-quality voice channels from net2phone’s expansive VOIP network directly to the client’s on-premise IP-PBX. net2phone’s SIP Trunking service has been certified for compatibility with leading IP-PBX vendors such as Avaya and 3CX.

■	Cloud Contact Center as a Service (CCaaS): Prior to its acquisition of Integra, net2phone offered CCaaS services on a limited basis through resale agreements with CCaaS providers, including Integra and Five9 Inc. With the acquisition of Integra, net2phone offers more robust and integrated cloud CCaaS solutions. Integra provides omnichannel contact center solutions including workflows, forms, reports, dashboards, alerts, and monitoring for inbound, outbound, or blended contact centers. Integra also offers gamification components to improve employee efficiency and engagement. Integra’s CCaaS solution can be sold either as a stand-alone offer or as a bundled solution with net2phone’s UCaaS SIP Trunking offering.

net2phone operates primarily in the United States, Canada, Latin America, and Spain. net2phone’s customers are from a range of industries including professional offices, hospitality, construction, insurance, real estate, retail, technology, and others.

net2phone employs a channel-partner-first strategy in most of its markets whereby it distributes predominantly through its master agent, telecom agent, Managed Service Provider, and Value-Added Reseller partners. net2phone believes this strategy broadens its sales reach considerably to customers of all sizes, especially in its target market of small and midsize businesses, which rely heavily on channel partners to address their IT needs and are not the focus of many of its competitors. Currently, net2phone partners with over 2,500 active channel partners. net2phone is also investing in its direct-to-business channel, which is in the early stages of development across most markets and is expected to drive additional growth.

net2phone’s go-to-market strategy for both channel partners and direct sales focuses on owning its business customers, with customers billed and supported directly by it. net2phone’s sales approach is uniquely tailored to each geographic market. net2phone delivers differentiated, white-glove local support for channel partners and end users along with customizable packages and a partner-ready portal for seamless onboarding and management. net2phone’s channel partners and business customers choose its solutions as a result of its intuitive products, reliability, track-record of innovation, and accessibility.

net2phone’s value proposition for its channel partners includes streamlined offers with both bundled and unbundled options, extensive customization capabilities, frictionless and rapid quote generation, and competitive compensation – backed by net2phone’s dedicated channel team. For end users, net2phone’s solution typically replaces on-premise PBX systems. Key differentiators typically include net2phone’s advanced feature sets, white glove customer service, integrations with third-party software and deep localization. net2phone’s global infrastructure and locally based sales and customer support teams enable clients to retain the look and feel of localized customer and user experiences with local phone numbers, porting, native language support, and in-country sales teams.

net2phone’s marketing to channel partners and end users includes search engine marketing, search engine optimization, third-party lead generation platforms, social media marketing, and other forms of demand generation. net2phone’s indirect marketing funnels through its network of partners, master agencies, and affiliates and includes tradeshows and local events, support for digital marketing and other forms of demand generation.

net2phone primarily sells its solutions through the partner channel, overseen by field-based channel sales managers employed by us. net2phone tracks its acquisition costs closely across all channels to ensure it is acquiring customers in a cost-efficient manner and consistent with its targets for return on investment.

net2phone differentiates its position in the marketplace by leveraging its international assets which enables net2phone to enter and serve international markets in North America, Latin America and Europe. Secondly, by owning and managing its proprietary platform, net2phone is able to release new services and applications with an agile frequency and pace.

Following the Integra acquisition, net2phone is integrating a CCaaS marketing plan into some of its core marketing strategies. These include, but are not limited to, webinars, channel partner events, contact center industry focused events, Search Engine Optimization, or SEO, and Search Engine Marketing, or SEM, layered with ongoing channel sales training, proof of concepts and demos. As CCaaS sales opportunities will lead to more enterprise deployments, net2phone plans to implement a strong presales engineering cadence to qualify, ascertain and identify the key features and functionality that such client sets require.

net2phone growth strategy includes:

■	Channel expansion. net2phone’s growth accelerates as it adds new channel partners and increases direct sales. As of July 31, 2022, we had over 2,500 active channel partner relationships. net2phone believes that its channel partner strategy, including the flexibility of go-to-market alternatives and the extensive support net2phone provides to its partners, creates strong incentives for resellers to partner with it. net2phone believes that its direct sales strategy is driving incremental expansion with direct sales generated via its web-based portals in all of its markets and led by its direct sales teams in Canada.

■	CCaaS. net2phone’s CCaaS solution called Ucontact allows net2phone to expand its channel partner portfolio by adding partners that focus mainly or exclusively in the CCaaS space. Ucontact also expands net2phone’s total addressable market by allowing it to target larger enterprise accounts, BPOs and international Contact Centers, as well as entities that want an integrated UCaaS and CCaaS solution. net2phone expects these opportunities will increase its average user per customer considerably beyond what it experiences in the UCaaS space. In addition, Ucontact is expected to generate higher average revenue per user, or ARPU, while commanding stickier, longer term service periods with customers.

■

Focus on growing its small to medium business, or SMB, target market. The SMB market is highly fragmented in the United States and internationally. Many SMBs rely heavily on channel partners to address their IT needs and require customer support given limited in-house technology resources. Consequently, competition in the SMB market is less intense than in the larger enterprise market as most of net2phone’s competitors are not as focused on channel partners and have customer acquisition and support structures that are oriented towards self-service.

■	Expanding portfolio of integrations. net2phone continues to pursue growth of its business by introducing new features and integrating new technologies to meet the needs of its customers. net2phone’s architecture is designed to allow for frictionless integration of new solutions, which enables it to react quickly to changing market conditions. net2phone continues to expand its portfolio of integrations with leading third-party CRM and text-based business collaboration platforms. net2phone’s UCaaS and CCaaS offerings integrate seamlessly with Google Meet, Microsoft Teams, Zoho, Slack, Zapier, Salesforce and WhatsApp via its Omni channel CCaaS solution.

■	Leveraging regional infrastructure for deep localization. In North America, net2phone continues to outperform with streamlined offerings, channel partner expansion, and its direct sales channel. In Latin America, net2phone leverages its network infrastructure and regional expertise to provide a truly localized solution supported by knowledgeable staff and regional offices in Argentina, Brazil, Colombia, Peru, Uruguay, and Mexico. Latin American markets generally exhibit lower levels of unified communications adoption and market leadership than in the United States and Europe, allowing net2phone to establish itself as an early mover within the market and gain significant market share.

■	Expand internationally. net2phone plans to continue its focus on growing our business within, and expanding to new, international markets. In both the fiscal years ended July 31, 2022 and July 31, 2021, 48% of net2phone’s revenue came from international markets including Canada, Brazil, Mexico, Argentina, Spain, Colombia, Peru, and Uruguay. net2phone’s management team is skilled at building a strong sales and marketing presence in international markets and it believes this represents an attractive growth area.

■	One World, One Platform. net2phone’s cloud-based platform is designed to provide its unified communications service globally. This single-platform approach enables a consistent, holistic approach to new feature deployment, service upgrades, and marketing. The platform is deployed in the United States, Brazil, and Mexico to date.

■	Selectively pursue acquisitions and strategic investments. net2phone may continue to selectively pursue acquisitions and strategic investments in order to strengthen its platform with new capabilities and solutions as well as to expand its position in its existing markets or to establish a presence in new markets.

Competitive strengths

We believe that net2phone’s competitive strengths include:

■	Proprietary communications-as-a-service product suite. net2phone provides a leading, proprietary cloud-based communications and collaboration platform for our customers. Key differentiators include net2phone’s advanced feature sets, proprietary CCaaS offering, white glove customer service, integrations with third-party software, and deep localization. Through net2phone’s platform, customers can access voice, video, chat and messaging services, softphone and mobile applications, customizable packages, and a partner portal. The seamlessly integrated solutions on net2phone’s platform are delivered and centrally managed through an intuitive, ‘single pane of glass’ master portal that allows channel partners and customers to easily monitor and manage the product offering. net2phone’s CCaaS offering provides call center agents software for customized campaign management, including inbound and outbound call management, messaging, gamification, reporting, and live monitoring. net2phone’s CCaaS offering is tailored for call centers ranging from 20 to 1,000 agents. net2phone supports seamless product suite integrations with leading third-party CRMs and text-based business collaboration platforms including Google Meet, Microsoft Teams, Zoho, Slack, Zapier, and Salesforce, with new integrations added to meet demand.

■	Platform built for our channel partners. net2phone has built its platform to both serve the needs of its customers and to empower its channel partners. We believe that net2phone’s platform provides its partners with an effective way to market and sell its comprehensive solutions to new customers and manage its existing customers. In addition, net2phone’s integrations with leading third-party applications enable its partners to offer more comprehensive solutions. net2phone’s suite of solutions is delivered to the marketplace both quickly, intuitively, and precisely. net2phone has developed a proprietary partner portal exclusively for its growing partner community. net2phone’s channel partners are able to easily quote and deliver a net2phone proposal and agreement proceeding directly to onboarding.

■

Distribution power of net2phone’s more than 2,500 active channel partners enhanced with an emergent direct to consumer strategy. net2phone’s’ vast and growing partner network gives it tremendous leverage to grow its business customer base, increase revenue from our existing clients and expand its footprint to adjacent geographies. net2phone’s platform is tailored to support channel partners and includes channel incentives built into its pricing structure, technology platform, and support services. net2phone puts its channel and customer priorities first. Channel partners are motivated to sell net2phone’s offering due to its premier, localized channel partner support and marketing. While net2phone is primarily focused on strategically growing its channel sales, it has also been focusing on the expansion of its direct-to-business customer sales.

■	Differentiated customer support and local market presence. net2phone offers channel partners and customers white glove customer service, integrations with third-party software, and deep localization. net2phone’s on-the-ground presence in international markets accounts for approximately 75% of its current personnel. Regional-based customer service and sales teams are a key differentiator and propel net2phone’s international business.

■	Track record and focus on innovative solutions. net2phone’s long track record of innovation includes the development of its proprietary UCaaS platform, including the Huddle video conferencing service, as well as numerous patents around virtualized communication technologies.

■	Employee-friendly culture that allows net2phone to attract and retain talent. net2phone has sought to create a workplace and culture that is entrepreneurial, positive, employee-friendly and encourages its employees to work towards its shared goals of delivering innovative solutions to its customers and supporting its partners. As of July 31, 2022, net2phone has approximately 474 employees worldwide, with approximately 75% located outside of the United States.

Competition

Major competitors to net2phone’s offerings include other UCaaS providers such as RingCentral, 8x8, Crexendo, Vonage, and Nextiva. Many of these companies offer more widely recognized brands, larger and more developed marketing and sales forces and/or channel agent networks, and more advanced product sets such as services designed specifically for call centers, messaging and chat, and solutions customized for specific market segments or verticals. These competitors’ offerings typically also support integration of their services with other well-known, third-party CRM vendors as well as with various Google and Microsoft applications.

The CCaaS market is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of each is driving change in contact center technology, as customers expect seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of cloud technologies, this has resulted in competitors from different market and product heritages, varying in size, breadth and scope of products and services offered. net2phone currently competes with large legacy vendors that offer on-premise contact center systems, such as Avaya and Cisco. These legacy telephony vendors are increasingly supplementing and replacing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships and in-house development. Additionally, net2phone competes with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE, Five9, and Genesys. net2phone also faces competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering both unified communications and contact center solutions. In addition, Amazon, and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. CRM vendors are also increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers.

net2phone’s actual and potential competitors may enjoy competitive advantages over it, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial and/or technical resources. With the introduction of new technologies and market entrants, net2phone expects competition to continue to intensify in the future. net2phone’s future acquisitions if any, may subject it to new competitors and cause it to face additional and different competition in the markets served by these businesses.

Traditional Communications

Our Traditional Communications segment, which represented 87.7% and 91.8% of our total revenues in fiscal 2022 and fiscal 2021, respectively, includes:

■	Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts;
■	BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada;
■	IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and
■	Other, small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

During fiscal 2022, Traditional Communications generated $1,197 million in revenues and income from operations of $74.8 million, as compared with revenues of $1,328 million and income from operations of $81.3 million in fiscal 2021.

Mobile Top-Up

Mobile Top-Up’s revenues were $473.2 million in fiscal 2022 compared to $461.6 million in fiscal 2021 (39.5% and 34.8% of Traditional Communications’ revenues in fiscal 2022 and fiscal 2021, respectively).

Mobile Top-Up enables customers to transfer airtime and bundles of airtime, messaging, and data to recharge or ‘top-up’ a recipient’s mobile phone account internationally (International Mobile Top-Up, or IMTU) or domestically (Domestic Mobile Top-Up, or DMTU). We offer IMTU for approximately 155 different carriers in 95 countries, primarily in Latin America, the Caribbean and Africa. The substantial majority of Mobile Top-Up’s revenue is generated by the sale of IMTU.

Mobile Top-Up leverages our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

IMTU and DMTU are sold through the BOSS Revolution brand primarily through three channels:

■	direct-to-consumer through the BOSS Revolution digital channel, including our BOSS Revolution Calling and BOSS Money apps, and the BOSS Revolution website;

■	retail through our retail network including provisioning directly by retailers using our retailer platform and through mobile operator-branded top-up cards, and

■	wholesale, in which we provision IMTU offerings for other businesses.

Mobile Top-Up’s growth drivers include deployment of additional data centric IMTU bundles to meet the demand for data from mobile phone customers in developing countries worldwide, migrating our current BOSS Revolution Calling and BOSS Money customers to our Mobile Top-Up offerings, further expansion into the wholesale market and the addition of new products enabling originators to pay for goods and services on behalf of the Mobile Top-Up recipient.

Competition

The major competitors to Mobile Top-Up include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with our Mobile Top-Up; and

■	other service providers, distributors, and wholesalers, who develop a more comprehensive product offering than our Mobile Top-Up or aggressively discount their product offerings.

We believe that the competitive advantages of Mobile Top-Up are:

■	our direct connection to most of the Tier 1 and Tier 2 mobile carriers worldwide that improve margins and innovation;

■	access via stores and apps to the United States, which is one of the biggest and wealthiest diaspora markets in the world; and

■	our strong omni channel approach, which includes our retail partners, directly through our apps and website, and the wholesale channel.

BOSS Revolution Calling

BOSS Revolution Calling’s revenues were $387.9 million in fiscal 2022 compared to $455.2 million in fiscal 2021 (32.4% and 34.3% of Traditional Communications’ revenues in fiscal 2022 and fiscal 2021, respectively).

BOSS Revolution Calling is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and a digital-only offering in Europe and Australia.

BOSS Revolution Calling includes our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution Calling served, as of July 31, 2022, approximately 2.4 million customers per month.

BOSS Revolution Calling is offered through our digital channels – the BOSS Revolution Calling app and website, and through our extensive national network of BOSS Revolution retailers.

BOSS Revolution Calling allows users to place international long-distance calls at affordable rates from the BOSS Revolution Calling app or by calling an access number. Regardless of how the call originates, our customers must first establish and top-up a prepaid BOSS Revolution account that is linked to their phone. Customers can open a BOSS Revolution Calling account for free and top-up with a debit or credit card using the BOSS Revolution Calling app, through the BOSS Revolution consumer website (www.bossrevolution.com) or by phone, or with cash at any BOSS Revolution retailer. Once the account is established and a call is placed, our platform recognizes the customer’s phone through its network-provided automatic number identification and seamlessly links each call to the corresponding BOSS Revolution account. Callers then enter their destination phone numbers. BOSS Revolution Calling customers’ account balances are debited at a fixed rate per minute or at a fixed amount for calling plans to a specific country over a specified time period. In contrast to certain of our competitors, BOSS Revolution Calling does not charge connection, usage or breakage fees. BOSS Revolution Calling’s per minute rates vary by the destination country, city, and whether the call is placed to a landline or mobile phone. Rates are published on the BOSS Revolution consumer website and within the BOSS Revolution Calling app.

Users of the BOSS Revolution Calling app constitute the majority of our customers to date. At July 31, 2022, approximately 1.6 million customers per month utilized the BOSS Revolution Calling app.

In the United States, we distribute our BOSS Revolution Calling hard cards and other retail products primarily through our network of distributors that, either directly or through sub-distributors, sell to retail locations. In addition, our internal sales force sells BOSS Revolution Calling and other platform products directly to retailers.

At July 31, 2022, approximately 24,500 retailers per month utilized our digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 7,000 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

The BOSS Revolution digital retailer portal can be accessed by any broadband enabled device. Through the portal, retailers can access our platform to create accounts for new customers, add funds to existing customer balances and execute sales transactions. The platform provides us with a direct, real-time interface with our BOSS Revolution retailers to create a cost-effective and adaptable distribution model that allows us to target and promote services directly to distributors and retailers, to introduce and cross-sell new offerings, and to rapidly adapt to changes in the business environment.

In the United States, the BOSS Revolution brand is supported by national, regional, and local marketing programs that include television and radio advertising, online advertising and grass roots marketing at community and sporting events. In addition, we work closely with distributors and retailers on in-store promotional programs and events.

BOSS Revolution Calling’s retail sales have traditionally been, and continue to be, strongest in the Northeastern United States and in Florida because of our extensive local distribution network. We continue to grow BOSS Revolution Calling’s distributor relationships and expand BOSS Revolution Calling’s retail network in other areas of the United States and Canada, including the Southwest and West Coast.

Competition

BOSS Revolution Calling is subject to fierce competition. While virtually any company offering communication services is a competitor, we face particularly strong competition from Tier 1 mobile network operators who offer flat-rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other “over the top”, or OTT, service providers. Outside the United States, we also compete with large state-owned or state-sanctioned telephone companies.

Many of these companies, including AT&T, Verizon, and T-Mobile, are substantially larger and have greater financial, technical, engineering, personnel, and marketing resources, longer operating histories, greater name recognition, and larger customer bases than we do.

In addition to these larger competitors, we face significant competition from smaller prepaid calling providers.

From time-to-time, competitors may offer rates that are substantially below ours, in an apparent attempt to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services such as WhatsApp, Viber, Skype, and others have adversely affected the sales of BOSS Revolution Calling and our other prepaid calling services. We expect the popularity of these IP-based services—many of which offer free voice and/or video communications to continue to increase, which will increase substitution for, and pricing pressure on, our BOSS Revolution Calling and other international prepaid calling offerings. However, free services typically require both the caller and recipient to have a broadband connection. BOSS Revolution Calling utilizes telephone networks to enable voice communications even when neither party has broadband connectivity.

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

Our ability to compete successfully against these various operators and service providers stems from several factors, including:

■	our interconnect and termination agreements, network infrastructure, and least-cost-routing system enable us to offer low-cost, high-quality services;

■	our continued innovation with new plans tailored to the specific needs of different corridors and finding new ways of delivering more value to consumers striving to connect with third parties around the globe;

■	our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash;

■	our continued migration of our existing customers to our digital platform including the BOSS Revolution Calling app;

■	our BOSS Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing; and

■	our offering of synergistic mobile top-up and payment services over the BOSS Revolution platform that customers can conveniently access from their accounts.

Our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, to maintain our distribution and retail networks, to increase usage through the BOSS Revolution Calling app, and to innovate new products and services to fit the evolving needs of our customers.

IDT Global

IDT Global’s revenues were $292.4 million in fiscal 2022 compared to $361.0 million in fiscal 2021, contributing 24.4% and 27.2% of Traditional Communications’ revenues in fiscal 2022 and fiscal 2021, respectively.

IDT Global is one of the largest wholesale carriers of international long-distance minutes in the world.

IDT Global’s telecommunications network is comprised of interconnections and commercial relationships that reach virtually every significant telecom operator globally. These relationships enable us to carry international telecommunications traffic to more than 200 countries around the world. IDT Global’s customers include our BOSS Revolution Calling and net2phone businesses, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our traffic with them.

IDT Global offers competitively priced international termination rates at several quality levels. We can offer competitively priced termination services in part because of the large volumes of originating minutes generated by our BOSS Revolution Calling business, our global platform powered by proprietary software, our team of professional and experienced account managers and market makers, and our global network of interconnections and relationships with other telecom operators around the globe. IDT Global’s services are marketed and sold through our internal account management team and the IDT Express digital portal. IDT Express focuses on delivering wholesale voice and direct inward dialing, or DID, services to small and medium size businesses domestically and internationally.

Traditional Communications terminated 11.3 billion minutes in fiscal 2022, as compared to 15.1 billion minutes in fiscal 2021. IDT Global accounted for 7.7 billion minutes and 10.5 billion minutes of the total Traditional Communications’ minutes in fiscal 2022 and fiscal 2021, respectively.

IDT Global has a significant number of direct connections to Tier 1 providers in North America, Latin America, Asia, Africa, Europe and the Middle East. Tier 1 providers are the largest recognized licensed carriers in a country. Direct connections improve the quality of the telephone calls and reduce the cost, thereby enabling us to generate more traffic with higher margins to the associated foreign locales. We also have direct relationships with mobile network operators, reflecting their growing share of the voice traffic market.

Termination rates charged by Tier 1 and other providers of international long-distance traffic have been declining for many years. Nevertheless, termination rates charged to us by individual Tier 1 carriers and mobile operators can be volatile. Termination price volatility on heavily trafficked routes can significantly impact our minutes of use and wholesale revenues.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2022, IDT Global had more than 1,800 customers and had more than 325 carrier relationships globally.

IDT Global’s revenues are generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators and our most credit worthy customers. The majority of IDT Global’s prepaid customers connect via our IDT Express portal. IDT Express offers the convenience of a mobile self-service portal paired with dedicated account managers backed by customer support. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

IDT Global also offers outsourcing services to help fixed and mobile telephony operators enhance the profitability and value of their international voice operations. IDT Global offers these operators customized solutions, including full outsourcing, handing all inbound and outbound calls with or without switch management, and hybrid arrangements whereby the operator retains certain routes or customers directly. Pursuant to these deals, IDT Global collaborates with the operators to provide a full range of international long-distance services to their respective customers in-country and overseas.

IDT Global is subject to intense revenue and margin pressure as communications globally continues to transition away from international voice calling to video conferencing and other collaboration platforms, low-cost or free messaging services, free peer-to-peer voice calls available when both parties utilize broadband connections, and flat-rate international long-distance plans offered both by the largest mobile network operators and niche mobile virtual network operators.

Competition

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price and quality of service.

IDT Global participates in a global marketplace with:

■	interexchange carriers and other long-distance resellers and providers, including large carriers such as T-Mobile, AT&T, and Verizon;

■	historically state-owned or state-sanctioned telephone companies such as Telefonica, Orange SA, and KDDI;

■	on-line, spot-market trading exchanges for voice minutes;

■	OTT internet telephony providers;

■	other VoIP providers;

■	other providers of international long-distance services; and

■	alliances between large multinational carriers that provide wholesale carrier services.

We believe that IDT Global derives a competitive advantage from several inter-related factors:

■	our BOSS Revolution Calling business generates large volumes of originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena;

■	the proprietary technologies powering our IDT Global’s platform and, in particular, the software that drives VoIP enables us to scale up at a lower cost than many of our competitors;

■	our professional and experienced account management team; and

■	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or TDM) is most feasible.

We believe that these factors provide IDT Global with a competitive advantage over some participants on certain routes.

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

Our core voice network utilizes VoIP and is interconnected, where needed, through gateways to time-division multiplexing, or TDM, networks worldwide. This hybrid IP/TDM capability allows us to interface with carriers using the lowest cost technology protocol available. To support our global reach, we operate voice switches and/or points of presence in the United States, Europe, South America and Asia. We interconnect with carriers all over the world, including cellular, landline, and satellite through direct and indirect interconnects. The network includes data centers located in the United States, the United Kingdom, and Hong Kong, which house equipment used for both our voice and payment services, with smaller points of presence in several other countries. Our global network is monitored and operated on a continual basis by our Network Operations Center in the United States and Guatemala. We also use leading cloud providers to serve as host for some of our application infrastructure.

Our technology organization is responsible for the design, development, testing, and delivery of new technologies and features of our products and services, as well as the continued improvement and iteration of our existing products and services. It is also responsible for operating and scaling our proprietary calling and payment services platforms including the underlying cloud infrastructure. Our research and development investments seek to drive core technology innovation and bring new products and services to the market. Research and development employees are located in our Newark and Minsk offices, as well as remotely distributed globally. Our research and development team consist of our software engineering, product management, quality engineering, voice engineering, business intelligence, systems and development operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

Our technology organization uses a number of key performance indicators to track service quality. As of July 31, 2022, our technology organization has improved our aggregate service uptime from approximately 99.92% in fiscal 2021 to approximately 99.975% for fiscal 2022. The defect escape ratio, a measure of quality engineering for our flagship BOSS Revolution brand, was 3% in fiscal 2022, meaning more than 97% of product defects were detected and fixed before being released to our customers.

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

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local and in-state long distance services are subject to the jurisdiction of that state’s public utility commission, or PUC. The Communications Act of 1934, as amended, generally preempts state statutes and regulations that prevent the provision of competitive services but permits state PUCs to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long-distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to the Universal Service Fund and Other Funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2022, we had received a money transmitter license in 48 of the 49 U.S. states that require such a license, as well as in Washington, D.C.

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

EMPLOYEES

As of October 1, 2022, we had a total of approximately 1,690 employees, of which approximately 1,680 were full-time employees.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our Class B common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class B common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occurs, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

Risks Related to our Businesses and Operations

●	errors in our technology or technological issues outside our control;
●	cyberattacks impacting our networks or systems;
●	network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers;
●	the failure, or perceived failure, of one or more of our products;
●	our international operations subject us to geopolitical and other risks including ongoing developments in Belarus and Ukraine;
●	failures in our data center or services;
●	our dependence on industry standard protocols and third-party software, including but not limited to open-source software;
●	our dependence on a single supplier or small group of suppliers;
●	changes to rates by our suppliers and increasing regulatory charges or tariffs;
●	our customers, particularly our IDT Global customers, could experience financial difficulties;
●	technologies could affect our ability to track the results of ads and/or could block ads online;
●	the coronavirus COVID-19 pandemic and the restrictions put in place in connection therewith;

Risks Related to Our NRS Business

●	the ability of NRS to develop products and services to address the market for POS products and services;
●	substantial and increasingly intense competition in the POS industry;
●	advertising on the NRS platform;

Risks Related to Our net2phone Business

●	competition against established well-financed alternative voice communication providers, who may provide comparable services at comparable or lower pricing;
●	the capacity, reliability, and performance of several third-party providers and their network infrastructure;
●	scaling the business efficiently or quickly enough to meet its customers’ growing needs;
●	the acquisition of Integra’s CCaaS business;

Risks Related to Our Traditional Communications Business

●	each of our BOSS Revolution Calling and IDT Global businesses is highly sensitive to declining prices;
●	obtaining sufficient or cost-effective termination capacity to particular destinations;
●	the termination of our carrier agreements with partners or our inability to enter into carrier agreements in the future;

Risks Related to Our Financial Condition

●	we hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks;
●	if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results;

Intellectual Property, Tax, Regulatory, and Litigation Risks

●	protecting our proprietary technology;
●	claims of infringement of intellectual property rights of others;
●	tax and regulatory audits;
●	legal proceedings;
●	our and our disbursement partners’ and our payment processors’ ability to comply with a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity;
●	licensing and other requirements imposed by regulators and governments;
●	our collection, processing, storage, use, and transmission of personal data;
●	collection of sales and use, value added, or similar taxes;
●	certain imminent FCC Orders and rules that effect the telecommunications marketplace;
●	our ability to comply with requirements for debit card, credit card, and other digital payment methods;

Risks Related to Our Capital Structure

●	holders of our Class B common stock have significantly less voting power than holders of our Class A common stock; and
●	eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman and Chairman of the Board, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock.

Risks Related to Our Businesses and Operations

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services can be disrupted by issues with our networks, platforms, technology, and systems, including malfunctions in our servers, processors, software or facilities. In addition, there may be service interruptions for reasons outside of our control. Our customers and potential customers subscribing to our services have experienced such interruptions in the past and may experience such interruptions in the future as a result of these types of problems or others which may or may not be in our control. Such interruptions may cause us to lose customers and/or offer customer credits, which could adversely affect our revenue and profitability. Network and telecommunication interruptions may also impair our ability to sign-up new customers.

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

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our respective networks resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers’ information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed or taken without our or our customers’ consent, or our product and service may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our respective security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions sponsored by state or other interests. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched the situations and do not believe any material internal, or customer information has been compromised.

Network disruptions, security breaches and other significant failures of the above-described systems could (i) disrupt the proper functioning of our networks and systems and therefore our operations or those of certain of our customers; (ii) result in the unauthorized use of our services or products without payment; (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes; and (iv) require significant management attention or financial resources to remedy the damages that result or to change our systems and processes. We could be subject to claims for contract breach, damages, credits, fines, penalties, termination, or other remedies from our customers, and subject to additional scrutiny or litigation by regulators, as a result of network disruptions, security breaches and other significant failures of the above-described systems, any or all of which could result in a loss of business, damage to our reputation among our customers and the public generally and have a negative impact on our results of operations, financial condition, and cash flows.

If one or more of our products fail, or is perceived to fail, or if there are technical defects, our reputation could be harmed, our market share may decline, and we could be subject to various liability claims.

Our products may contain undetected errors or defects that may result in failures or otherwise cause our products to fail to perform in accordance with customer expectations and contractual obligations. Moreover, our customers could incorrectly implement or inadvertently misuse our products, which could result in customer dissatisfaction and harm the perceived utility of our products and our brand. Because our customers use our products for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our products may damage our customers’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing customers could cancel our services, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in service credits that reduce our revenues, an increase in collection cycles for accounts receivable, an increase in our provision for uncollectible accounts, and ultimately harm our financial results. Product performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.

In addition, since telecommunications billing and associated telecom taxes, and the related calculations and billing of telecom taxes, are inherently complex and require highly sophisticated information systems to administer, our billing system may experience errors or we may improperly operate the system, which could result in the system incorrectly calculating the fees owed by our customers or related taxes and administrative fees. Customers also may make indemnification or warranty claims against us, which could result in significant expense and risk of litigation.

Any product liability, intellectual property, warranty or other claims against us could damage our reputation and relationships with our customers and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such claims. Also, our insurers may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business.

Our revenues and profits will suffer if our distributors and sales representatives fail to effectively market and distribute our products and services.

We rely on our distributors and representatives to market and distribute our BOSS Revolution products and services, Mobile Top-Up, and NRS’ POS terminals and portfolio of services. We utilize a network of several hundred sub-distributors that sell our BOSS Revolution products and services and our Mobile Top-Up offerings to retail outlets throughout most of the United States. NRS’ POS terminal sales and marketing efforts are targeted, in part, to our nationwide network of BOSS Revolution retailers. If our distributors or sales representatives fail to effectively market or distribute our products and services, our ability to generate revenues and profits and grow our customer base in these products and services could be substantially impaired.

Our global operations subject us to geopolitical and other risks that may harm our results of operations and financial condition.

We have developers, product development personnel, other employees and senior management in different countries, and some business activities may be concentrated in one or more geographic areas. As a result, our ability to design, develop or sell products and services may be affected by:

■	geopolitical concerns, such as armed conflict and civil or military unrest, crime, political instability, and terrorist activity;

■	natural disasters and health concerns;

■	inefficient and limited infrastructure and disruptions, such as supply chain interruptions and large-scale outages or interruptions of service from utilities, transportation, or telecommunications providers;

■	restrictions on our operations by governments seeking to support local industries, nationalization of our operations, and restrictions on our ability to repatriate earnings;

■	differing employment practices and labor issues; and

■	local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the Foreign Corrupt Practices Act, or FCPA, and other anti-corruption laws and regulations.

Legal and regulatory requirements differ among jurisdictions worldwide. Violations of these laws and regulations could result in fines; criminal sanctions against us, our officers, or our employees; prohibitions on the conduct of our business; and damage to our reputation. Although we have policies, controls, and procedures designed to ensure compliance with these laws, our employees, contractors, or agents may violate our policies.

Our research and development (“R&D”) may be adversely affected by ongoing developments in Belarus and Ukraine.

We have a significant number of R&D personnel in Belarus. Belarus shares borders with both Russia and Ukraine. In February 2022, in connection with escalating tensions involving Russia and Ukraine, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. In response to the support and facilitation by Belarus for the invasion, the United States, the European Union, or EU, and various other nations imposed sanctions against multiple individuals and entities in Belarus. Other potential retaliatory measures could be taken by the United States and other countries, particularly if Belarus were to take a more active role in the conflict. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions could have an adverse effect on our future product roadmap and R&D. We cannot predict whether additional sanctions or other measures will be imposed, or the nature of severity of those measures, and whether they will directly or indirectly impact our R&D in Belarus or elsewhere.

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

Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition and growth.

We have international operations with revenues outside the United States representing a substantial amount of our total revenues. As a result, our operations and performance depend significantly on global and regional economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could materially adversely affect demand for our products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

Failure in our data center or services could lead to significant costs and disruptions.

All data centers, including ours, are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Any failure or downtime could affect a significant percentage of our customers. The total destruction or severe impairment of our data center facilities could result in significant downtime of our services and the loss of customer data.

Our ability to provide cloud-based communication services is dependent upon our physical and cloud-based infrastructure. While most of our physical equipment required for providing these services is redundant in nature, certain types of failures or malfunctioning of critical hardware/software equipment, including but not limited to fire, water or other physical damage may impact our ability to deliver continuous service to our customers. Acts of God or terrorism or vandalism or negligence or gross negligence of person(s) currently or formerly associated with us including failure to properly update and maintain infrastructure may result in loss of revenue, profitability, and failure to retain and acquire new customers.

Our ability to recover from disasters or failures, if and when they occur, is paramount to offering continued service to our existing customers. We maintain redundant physical infrastructure between our data centers in Newark, New Jersey and Somerset, New Jersey for disaster recovery. We maintain a core site in a data center in São Paulo, Brazil and telecommunications points of presence in multiple cities in Brazil. We operate multiple server sites in data centers in Canada, running UCaaS software licensed from a third party. We also operate servers in data centers in Hong Kong, London, and Spain. These network footprints do not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services, including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

In addition to our physical infrastructure, we have a cloud infrastructure deployment with Amazon Web Services, or AWS, and Google Cloud that supplements and extends our physical infrastructure. We utilize AWS’s and Google Cloud’s high availability configurations using multiple availability zones and we have services deployed in multiple AWS regions. However, we do not have cross region redundancy, which means we cannot guarantee continued reliability if AWS or Google Cloud suffers a catastrophic event which disrupts a region in which we have our services deployed. If there were a failure to respond quickly to problems, or such a catastrophic event were to occur, our customers may experience service interruptions and we may suffer customer losses.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar relative to local currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non–U.S. dollar–denominated revenues and operating expenses. The strengthening of foreign currencies may increase our cost of product components denominated in those currencies, thus adversely affecting our earnings. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency–denominated revenues and earnings and could lead us to raise international pricing, potentially reducing demand for our products and services. In some circumstances, for competitive or other reasons, we may decide not to raise international pricing to offset the U.S. dollar’s strengthening, which would adversely affect the U.S. dollar value of our foreign currency–denominated revenue and earnings.

We depend upon industry standard protocols and third-party software, including but not limited to open-source software.

We rely on non-proprietary third-party software, some of which may be open source. We may be subject to additional royalties, license or trademark infringement costs or other unknown costs when one or more of these third-party technologies are affected or need to be replaced due to end-of-support or end-of-sale of such third parties.

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

Natural disasters, terrorist acts, acts of war, cyberattacks or other breaches of network or information technology security may cause equipment failures or disrupt our operations. Although we make significant efforts towards managing disaster recovery and business continuity plans, our inability to operate our networks because of such events, even for a limited period of time, may result in loss of revenue, significant expenses and/or loss of market share to other providers, which could have a material adverse effect on our results of operations and financial condition.

Our success depends in part upon our ability to provide customer service that effectively supports the needs of our customers.

Providing customer service effectively requires that our customer support personnel have industry-specific technical knowledge and expertise. Our support personnel require extensive training on our products and services, which may make it difficult to scale up our support operations rapidly or effectively. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not help our customers quickly resolve post-implementation issues and provide effective ongoing support, our ability to sell additional features and services to existing customers will suffer and our reputation may be harmed.

Changes to rates by our suppliers and increasing regulatory charges or tariffs may require us to raise prices, which could impact results.

Our upstream carriers, suppliers and vendors may increase their prices thus directly impacting our cost of revenues, which would affect our earnings. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase which could reduce our profitability. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for a certain set of customers. Changes in our underlying costs of revenues may cause us to increase the rates we charge our customers which could make us less competitive and impact our sales and retention of existing customers.

Our customers, particularly our IDT Global customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest IDT Global customers collectively accounted for 4.6% and 4.5% of our total revenues in fiscal 2022 and fiscal 2021, respectively. Our IDT Global customers with the five largest receivables balances collectively accounted for 7.8% and 8.8% of our total gross trade accounts receivable at July 31, 2022 and 2021, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

We are responding to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We continue to execute our business continuity plan and have implemented a comprehensive set of actions for the health and safety of our employees, customers, and business partners. Our employees transitioned to work-from-home during fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of our employees returned to work in our offices on a hybrid basis.

We continue to implement strong physical and cyber-security measures to ensure our systems remain functional to both serve our operational needs with a remote workforce and to provide uninterrupted service to our customers. We face challenges due to the need to operate with the remote workforce and are addressing those challenges to minimize the impact on our ability to operate.

If the COVID-19 pandemic resurges and has a more significant impact than currently, our business, operations, and financial condition could be impacted in more significant ways. The continued spread of COVID-19 and efforts to contain the virus could have the following impacts, in addition to exacerbating the impacts described above:

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

As of July 31, 2022, we had not experienced significant adverse impacts to our results of operations, financial condition, or cash flows due to the impact of COVID-19. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Our international operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.

We have attempted to control our operating expenses by utilizing lower-cost labor in foreign countries such as Belarus, Guatemala, and Israel and we may in the future expand our reliance on offshore labor to other countries. Our employees in Belarus and Israel primarily help develop, test, and maintain certain of our technology. Our labor source in Guatemala primarily performs certain call center, administrative, and customer acquisition functions. We also have significant operations in Brazil, Uruguay, and Argentina as a result of net2phone’s growth.

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

The FCPA and other applicable anti-corruption laws and regulations prohibit certain types of payments by our employees, vendors, and agents. Any violation of the applicable anti-corruption laws or regulations by us, our subsidiaries or our local agents could expose us to significant penalties, fines, settlements, costs, and consent orders that may curtail or restrict our business as it is currently conducted and could have an adverse effect on our business, financial condition, or results of operations.

Weakness of the United States dollar in relation to the currencies used in these foreign countries may also reduce the savings achievable through this strategy and could have an adverse effect on our business, financial condition, and results of operations.

Risks Related to Our NRS Business

The long-term success of NRS depends on its ability to develop products and services to address the rapidly evolving market for POS products and services, and, if it is not able to implement successful enhancements and new features for its products and services, our business could be materially and adversely affected.

NRS’ success will depend, in part, on its ability to develop new technologies and to adapt to technological changes and evolving industry standards. New services and technologies may be superior to, impair, or render obsolete the POS products and services that NRS currently offers or the technologies NRS currently uses to provide them. Incorporating new technologies into NRS’ POS products and services may require substantial expenditures and take considerable time, and NRS may not be successful in realizing a return on these development efforts in a timely manner or at all. NRS’ ability to develop new products and services may be inhibited by industry-wide standards, existing and future laws and regulations, resistance to change from its customers, which includes NRS’ sellers and their buyers, or third parties’ intellectual property rights. If NRS is unable to provide enhancements and new features for its products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

Substantial and increasingly intense competition in the POS industry may harm NRS’ business.

NRS competes in the POS market that is characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. NRS competes against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than NRS does, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impacts NRS’ growth. Currently, we believe that NRS has a competitive advantage because of our focus and marketing reach into independent stores, often in immigrant communities in the United States. If some or all of our competitors focus additional resources on those customers, NRS’ growth may slow, or we may lose customers due to the competition. Mergers and acquisitions by these companies may lead to even larger competitors with more resources.

NRS may also face pricing pressures from competitors. Some potential competitors are able to offer lower prices to sellers for similar services by subsidizing their payments services through other services they offer. Such competition may result in the need for NRS to alter the pricing that it offers and could reduce our profitability.

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

Risks Related to Our net2phone Business

net2phone’s VoIP or cloud-based communications service competes against established well financed alternative voice communication providers (such as Ring Central, 8x8 and Five9), who may provide comparable services at comparable or lower pricing.

Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivation factor in a customer’s decision to switch to net2phone’s cloud-based communications products and services. net2phone’s competitors may reduce their rates, which may require it to reduce its rates, which would affect our revenues and profitability, or otherwise make our pricing non-competitive. net2phone may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure.

Many of net2phone’s current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with net2phone’s existing and potential customers. net2phone’s competitors may also offer bundled service arrangements that present a more differentiated or better integrated product to customers. Announcements, or expectations, as to the introduction of new products and technologies by net2phone’s competitors or net2phone could cause customers to defer purchases of net2phone’s existing products, which also could have a material adverse effect on our business, financial condition or operating results.

net2phone depends in part upon the capacity, reliability, and performance of several third-party providers and their network infrastructure, the failure of which could cause delays or interruptions of net2phone’s service and impact our revenue and profitability.

net2phone depends on several third-party providers to provide uninterrupted and error-free service to maintain its operations. net2phone does not have control over these providers, and some of these providers are also its competitors. net2phone may be subject to interruptions or delays in their service and its reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to net2phone, including but not limited to: (i) a loss of customers, (ii) adverse impact on its reputation, (iii) negative publicity, (iv) negative impact on its ability to acquire customers, (v) negative impact on its revenue and profitability, (vi) potential law suits for not reaching emergency E-911 services, and (vii) potential law suits for loss of business and loss of reputation. These third-party providers include but are not limited to: 4PSA, an opensource, Kamilio, based platform provider based in Romania and NetSapiens Inc. based in San Diego, CA. 4PSA is net2phone’s current communications platform in South America and continues to serve as a legacy platform for a smaller percentage of customers in the U.S. NetSapiens is net2phone’s current platform for its customers in Canada.

Internet Bandwidth Providers. net2phone’s cloud-based communications service requires its customers to have an operative broadband Internet connection and an electrical power supply, which are provided by the customer’s broadband Internet service provider and electric utility company and not by net2phone. The quality of some broadband Internet connections may be too poor for customers to use net2phone’s services properly. In addition, if there is any interruption to a customer’s broadband Internet service or electrical power supply, that customer will be unable to make or receive calls, including emergency calls, using net2phone’s service. In addition, Internet backbone providers may be able to block, degrade or charge for access to, or the bandwidth use of certain of net2phone’s products and services which could have a negative effect on its services and could lead to additional expenses and the loss of users. Further, customers who access net2phone’s mobile application (or future applications) through their smartphones must have a high-speed connection to use its services. This access is provided by companies that have significant and increasing market power in the broadband and Internet access marketplace and some of these providers offer products and services that directly compete with net2phone’s offerings, which give them a significant competitive advantage.

Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services. net2phone depends on these companies to provide telecom services, sourcing of DID, porting of numbers and delivering telephone calls from and to endpoints and devices on our network. If net2phone fails to maintain reliable connectivity or performance with its upstream carriers it could significantly reduce customer demand for its services and damage its business.

E-911 and other emergency service providers. net2phone maintains an agreement with an E-911 provider to assist it in routing and terminating emergency calls directly to an emergency service dispatcher at the public-safety answering point, or PSAP, in the area of the customer’s registered location. net2phone also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The dispatcher will have automatic access to the customer’s telephone number and registered location information. If a customer moves their service to a new location, the customer’s registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an E-911 call. This can lead to delays in the delivery of emergency services. Interruptions in service from these vendors could also cause failures in net2phone’s customers’ access to E-911 services and expose it to liability.

Local number portability providers. net2phone has agreements with companies that initiate its local number portability, which allows new customers to retain their existing telephone numbers when subscribing to its services. net2phone needs to work with these companies to properly port numbers. The failure to port numbers may cause net2phone to lose customers.

net2phone faces risks from the outsourcing of the manufacturing of its desktop telephones (“desktop devices”).

net2phone primarily sells Polycom, Yealink and Grandstream-branded desktop devices, although, it supports other third-party devices as well. These desktop devices are being manufactured by vendors in China. Recent supply-chain challenges in China and global ramifications of supply-chain difficulties, the U.S. trade war with China, including trade protection measures such as tariffs, and the effects of any new wave of COVID-19 infections or another pandemic may cause disruptions in obtaining its desktop devices. This may increase pricing, slow delivery times or may force net2phone to find another third-party manufacturer of its branded desktop devices.

net2phone targets sales to small, mid-market and enterprise customers. Not properly managing these customers could negatively affect our business, cash flow and operations.

A substantial percentage of net2phone’s revenues comes from small and medium-sized businesses. These customers may be more adversely affected by economic downturns than larger, more established businesses. The majority of net2phone’s customers pay for subscriptions with credit cards. Weakness in certain segments of the credit markets in the U.S. and global economies may result in increased numbers of rejected credit and debit card payments, which could negatively affect net2phone’s business. If small and medium-sized businesses experience financial hardship because of a weakening economy, industry consolidation, or any other reason, the overall demand for net2phone’s products and services could be materially and adversely affected.

Selling to larger enterprise customers also contains inherent risks and uncertainties. The loss of a key customer or a failure of some of them to renew or to continue to recommend net2phone’s products may have a material negative impact on its results. net2phone has a limited history of selling its services to larger businesses and may experience challenges in configuring and providing ongoing support for the products it sells to large customers. Larger customers’ networks are often more complex than those of smaller customers, and the configuration of services for these customers usually requires customer assistance. There is no guarantee that the customer will make available to net2phone the necessary personnel and other resources for a successful configuration of services. Lack of assistance from the customers or lack of local resources may prevent net2phone from properly configuring its services for these customers, which can in turn adversely impact the quality of services that it delivers over its customers’ networks, and/or may result in delays in the implementation of its services and impact the quality and ability to continue to provide the services. This could also create a public perception that net2phone is unable to deliver high quality service to its customers, which could harm its reputation. In addition to the foregoing, larger customers tend to require higher levels of customer service and individual attention, which may increase net2phone’s costs for implementing and delivering services.

If net2phone’s existing customers terminate their subscriptions or reduce their subscriptions and related usage, its revenues and earnings will be harmed, and we will be required to spend more money to grow net2phone’s customer base.

net2phone expects to continue to derive a significant portion of its revenues from existing customers. As a result, retaining its existing customers is critical to its future operating results. net2phone offers monthly, annual and multiple-year contracts to its customers, generally with 30 days’ notice required for reductions in the number of seats. Increases in the number of seats can be provisioned almost immediately.

Subscriptions and related usage by existing customers may decrease if:

■	customers are not satisfied with the services, prices or the functionality of net2phone’s products;
■	the stability, performance or security of net2phone’s products are not satisfactory;
■	the U.S. or global economy declines;

■	net2phone’s customers’ business or demand for net2phone’s services declines due to industry cycles, seasonality, business difficulties or other reasons, including the impact of the COVID-19 pandemic;
■	customers favor products offered by other providers, particularly as competition continues to increase;
■	alternative technologies, products or features emerge or gain popularity that net2phone does not provide;
■	net2phone’s customers or potential customers experience financial difficulties; or
■	fewer customers purchase services from net2phone.

If net2phone’s existing customers’ subscriptions and related usage decrease or are terminated, net2phone will need to spend more money to acquire new customers and still may not be able to maintain its existing level of revenues. net2phone incurs significant costs and expenses, including sales and marketing expenses, to acquire new customers, and those costs and expenses are an important factor in determining our profitability. There can be no assurance that net2phone’s efforts to acquire new customers will be successful.

net2phone must acquire new customers on an ongoing basis to maintain and increase its customers and revenues while the significant costs to acquire new customers may hinder profitability.

net2phone will have to acquire new customers in order to increase revenues. net2phone incurs significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if net2phone is unsuccessful in retaining customers or is required to spend significant amounts to acquire new customers, its revenue and or profits would decrease, which would negatively affect profitability. Sales and marketing expenditures are an ongoing requirement of net2phone’s business as it strives to acquire more new customers.

net2phone’s customer churn rate may increase in future periods, which may adversely impact its revenue or require it to spend more money to grow its customer base.

net2phone’s customers generally have initial service periods of between two and three years and may discontinue their subscriptions for services after the expiration of their initial subscription period. In addition, net2phone’s customers may renew for lower subscription amounts or for shorter contract lengths. net2phone may not accurately predict cancellation rates for its customers. net2phone’s cancellation rates may increase or fluctuate because of a number of factors, including customer needs, pricing changes, number of applications used by its customers, customer satisfaction with its service, the acquisition of net2phone’s customers by other companies and deteriorating general economic conditions. If net2phone’s customers do not renew their subscriptions for its service or decrease the amount they spend with net2phone, its revenue will decline, and our business will suffer.

net2phone may not be able to scale its business efficiently or quickly enough to meet its customers’ growing needs, in which case our operating results could be harmed.

As usage of net2phone’s cloud-based communications services by mid-market and larger distributed enterprises expands and as customers continue to integrate its services across their enterprises, net2phone is required to devote additional resources to improving its application architecture, integrating net2phone’s products and applications across our technology platform as well as expanding integration and performance. net2phone will need to appropriately scale its internal business systems and services organization, including its onboarding and customer support services to serve a growing customer base. Any failure of or delay in these efforts could impair net2phone’s systems’ performance and reduce customer satisfaction, which could result in decreased sales to new customers and lower renewal rates by existing customers and eventually hurt net2phone’s revenue growth and its reputation. We cannot guarantee that the expansion and improvements to our infrastructure and systems will be fully or effectively implemented on a timely basis, if at all, which failure may reduce our revenue and earnings and adversely impact our financial results.

net2phone may not realize the anticipated benefits of its acquisition of Integra’s CCaaS business.

On March 3, 2022, net2phone purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra CCS, or Integra. Integra provides cloud-based CCaaS in the Americas and Europe.

The success of the acquisition of Integra will depend, in part, on net2phone’s ability to provide its customers and channel partners with a robust stand-alone contact center solution or an intelligently integrated UCaaS and CCaaS solution. The target market for the Integra CCaaS solution is two-fold: (i) businesses and other entities with embedded service and support centers; and (ii) contact centers / business process optimization, or BPO, providers (outsourced call centers). Consistent with businesses across the globe that have been moving their on-premise phone systems to the cloud, these service and support centers and contact centers are migrating in a similar fashion, propelled by the growing hybrid and remote work environments. The Integra CCaaS platform is layered with a development surface which allows for custom deployments and sophisticated work force management, where the solution is tailored to the center’s work-flow requirements. This customization will provide for an additional layer of stickiness, which is expected to translate into longer term service periods with the end user. For this reason, we also expect to see increased stickiness with our current and future UCaaS customers that bundle CCaaS into their product suite. We also expect this solution set to open for us a whole new segment of channel partners that specifically target CCaaS audiences. Our capacity to realize these anticipated benefits is subject to certain risks, including, among others:

■	our ability to successfully integrate the CCaaS business;

■	the risk that the CCaaS business will not perform as expected;

■	the assumption of known and unknown liabilities of Integra; and

■	the risk of any negative impact on our business not discovered during our due diligence.

If we are not able to successfully integrate Integra’s CCaaS business within the anticipated time frame, or at all, the anticipated synergies, operational efficiencies and other benefits of the acquisition may not be realized fully or may take longer to realize than expected, and we may not perform as expected.

Integrating Integra’s CCaaS business may be more difficult, time-consuming or costly than expected.

There can be no assurances that Integra’s CCaaS business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of net2phone’s ongoing UCaaS business or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Integra in order to realize the anticipated benefits of the acquisition, so net2phone performs as expected include, among others:

■	combining Integra’s operational, financial, reporting and corporate functions with net2phone;

■	integrating the companies’ technologies, products and services;

■	identifying and eliminating redundant and underperforming operations and assets;

■	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;

■	addressing the differences of a foreign culture and management philosophies;

■	maintaining employee morale and retaining key management and other employees;

■	attracting and recruiting prospective employees;

■	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors; and

■	coordinating and servicing geographically dispersed organizations.

In addition, at times, the attention of some of net2phone’s employees may be focused on the integration of the CCaaS business and diverted from day-to-day UCaaS business operations, which may disrupt net2phone’s ongoing business and, consequently, both the UCaaS and CCaaS businesses.

Risks Related to Our Traditional Communications Business

Each of our BOSS Revolution Calling and IDT Global businesses is highly sensitive to declining prices, which may adversely affect our revenues and profitability.

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services or offer them for free. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, when average per minute termination cost decline to a nominal amount, indirect competitors, such as wireless carriers, may include calls to those locations at no extra cost, which increases our risk of losing customers. Any price increase by either our BOSS Revolution Calling, or IDT Global business may result in our prices becoming less attractive to customers, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our BOSS Revolution Calling and IDT Global businesses and/or our profitability.

We may not be able to obtain sufficient or cost-effective termination capacity to particular destinations, which could adversely affect our revenues and profits.

Most of our telecommunications’ traffic is terminated through third-party providers. In order to support our minutes of use demands and geographic footprint, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes of use demands or in higher cost-per-minute to particular destinations, which could adversely affect our revenues and profits.

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

We operate our business worldwide, including meaningful operations in the United Kingdom. Accordingly, we are subjected to risks from changes in the regulatory environment in various countries. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the EU, (commonly referred to as “Brexit”). The United Kingdom formally left the EU on April 30, 2020 and had entered a transition period until December 31, 2020. The EU and the United Kingdom concluded the EU-UK Trade and Cooperation Agreement (the “TCA”) on December 24, 2020, which took effect provisionally on January 1, 2021, following the end of the formal transition period and will become formally applicable once ratified by both the United Kingdom and the EU. The TCA sets out the arrangements between the United Kingdom and EU on trade in certain areas (e.g., goods and some services, energy, fisheries, social security coordination), however there is still uncertainty over how its terms will play out in practice and there are still key aspects of the United Kingdom’s relationship with the EU which are not covered by the TCA, such as in respect of financial services. We expect that uncertainty over the terms of the TCA and other future agreements between the United Kingdom and EU will continue to cause political and economic uncertainty, which could harm our business and financial results. The withdrawal will, among other outcomes, disrupt the free movement of goods, services and people between the United Kingdom and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Until there is greater understanding on how the terms of the TCA will play out in practice, and until the terms of other potential agreements that the United Kingdom may eventually enter into with the EU are known, it is not possible to determine the extent of the impact that the United Kingdom’s departure from the EU and/or any related matters may have on us; however, any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition, and cash flows. Likewise, similar actions taken by European and other countries in which we operate could have a similar or even more profound impact.

Further, Brexit could adversely affect European and worldwide economic or market conditions and could contribute to instability in global financial markets, and the value of the Pound Sterling currency or other currencies, including the Euro. We are exposed to the economic, market, and fiscal conditions in the United Kingdom and the EU and to changes in any of these conditions.

IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank, currently operates under a license from the Gibraltar Financial Services Commission. As an overseas British Territory, following the expiration of the Brexit transition period, the passporting rights previously enjoyed by IDTFS under EU law have ceased to be in effect. Since we did not secure an e-money license from an EU country prior to expiration of the transition period, alternative arrangements were made with third parties to service customers in EU countries previously serviced by IDTFS. Our inability to service these customers will lead to a reduction in the revenues previously earned from them.

Risk Related to Our Financial Condition

We hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks.

At July 31, 2022, we had cash, cash equivalents, debt securities, and current equity investments of $137.7 million. Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities and equity investments could be materially and adversely affected.

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

As a provider of communications and payment services to consumers, such as BOSS Revolution Calling or BOSS Money, we are subject to various federal and state laws and regulations relating to the manner in which we advertise our services, describe and present the terms of our services, and communicate with our customers and consumers in general. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws could result in action being taken by federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission, or FTC, which could have a materially adverse effect on our results of operations, financial condition, revenues, and profits.

We may be adversely affected if we fail to protect our proprietary technology.

We depend on proprietary technology and other intellectual property rights in conducting our various business operations. We rely on a combination of patents, copyrights, trademarks and trade secret protection and contractual rights to establish and protect our proprietary rights. Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective enough. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Failure of our patents, copyrights, trademarks, and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to more effectively compete with us and have an adverse effect on our business, financial condition, and results of operations.

Rapid, significant, and disruptive technological changes impact the industries in which we operate, and we expect new services and technologies to continue to emerge and evolve. We cannot predict the effects of technological changes on our businesses. Developing and incorporating new technologies into our products and services may require significant investment, take considerable time, and ultimately may not be successful.

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

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue is currently under audit by the Universal Service Administrative Company, or USAC. The Internal Audit Division of USAC issued preliminary audit findings and we have, in accordance with audit procedures, appealed certain of the findings. We are awaiting a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, we may further appeal to the FCC. As of July 31, 2022, our accrued expenses included $33.2 million for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

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

A number of states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2022. At July 31, 2022, we had obtained licenses to operate as a money transmitter in 48 U.S. states and Washington, D.C. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

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

We receive, store, and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers, and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the Payment Card Industry Data Security Standard, or PCI DSS. There are also numerous other federal, state, local and international laws, such as the California Consumer Privacy Act (CCPA) and the EU’s General Data Protection Regulation (GDPR), regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

In the Telephone Robocall Abuse Criminal Enforcement and Deterrence, or TRACED, Act, Congress gave the FCC new tools to fight unwanted, and often illegal, robocalls, the top consumer complaint reported to the FCC annually. The TRACED Act required the FCC to mandate the STIR/SHAKEN caller identification framework. STIR/SHAKEN enables phone companies to verify that the caller ID information transmitted with a call matches the caller’s real phone number. The FCC has issued a series of Orders and adopted several rules to implement the TRACED Act. For example, by June 30, 2021, many domestic and foreign carriers must register with the FCC specifically for TRACED Act compliance. Initially, the FCC concluded that by September 28, 2021, we and other similarly situated carriers would not be able to accept certain IP-based telecommunications traffic from foreign and domestic carrier partners unless those carriers are registered with the FCC. However, the FCC temporarily suspended this obligation while it reconsiders its impact. We believe the FCC will eventually reinstate the rule or implement a new rule that will have a comparable impact upon us and the industry as a whole. We also believe the FCC will continue to address and refine its rules in this area. Of equal importance, carriers such as us have the right to “sign” their traffic, effectively attesting that the traffic they are transmitting is not illegal robocalls.

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

In Canada, the CRTC is implementing near-identical STIR/SHAKEN rules as the FCC is implementing in the U.S. although it is not apparent whether the Canadian regulator will punish service providers who fail to meet their obligations with the zealousness of the U.S. regulator. We find it likely that additional national communications regulators will implement similar, if not identical, STIR/SHAKEN legislation.

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

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. The use of the Internet and private IP networks to provide voice communications services is largely unregulated within the United States, although several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. In the United States, the California PUC has initiated a proceeding under which we believe the PUC will expand its authority to regulate interconnected VOIP. Other states are near-certain to follow the California PUC’s lead. If interconnected VoIP services become subject to state regulation and/or additional regulation by the FCC, such regulation will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds, by virtue of its lesser regulatory oversight, over traditional telecommunications services. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, and results of operations.

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

In Canada, the Canadian Radio-Television and Telecommunications Commission, or CRTC, regulates VoIP Service. These regulated services are similar to those regulated in the United States discussed above. We are subject to a variety of other federal, state and international laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal, state or international governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the Securities and Exchange Commission, Internal Revenue Service, FTC, FCC, and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

We are subject to legal proceedings in the ordinary course of business that may have a material adverse effect on our business, results of operations, cash flows, or financial condition.

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows, or financial condition (see Note 23 to our Consolidated Financial Statements in Item 8 to Part II of this Annual Report).

Our telecommunications services are required to comply with industry standards, FCC regulations, privacy laws as well as certain state and local jurisdiction specific regulations. Failure to comply with existing laws and any new laws that may become applicable to us may subject us to penalties, increase our operation costs, and may also require us to modify existing products and/or service.

The acceptance of telecommunications services is dependent upon our meeting certain industry standards. We are required to comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of 9-1-1 emergency service and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance, with various existing and evolving standards could delay future offerings and impact our revenues and profitability. Changes to the Universal Service Fund by the FCC or various state Universal Service Funds may require us to increase our costs which could negatively affect revenue and profitability.

We are subject to Federal laws and FCC regulations that require us to protect customer information. While we have protections in place to protect customer information there is no assurance that our systems will not be subject to failure or intentional fraudulent attack. The failure to protect required information could subject us to penalties and diminish the confidence our customers have in our systems, which could negatively affect results. While we try to comply with all applicable data protection laws, regulations, standards, and codes of conduct, as well as our own posted privacy policies and contractual commitments to the extent possible, any failure by us to protect our customers’ privacy and data, including as a result of our systems being compromised by hacking or other malicious or surreptitious activity, could result in a loss of customer confidence in our services and ultimately in a loss of customers, which could materially and adversely affect our business as well as subject us to law suits, civil fines and criminal penalties.

Governmental entities, class action lawyers and consumer advocates are reviewing the data collection and use by companies that must maintain such data. Our own requirements as well as regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by other parties could impose additional compliance costs on us as well as subject us to unknown potential liabilities. These evolving laws, rules and practices may also curtail our current business activities, which may delay or affect our ability to become profitable as well as affect customers and other business opportunities.

In addition, several foreign countries and governmental bodies, including the EU, Brazil and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses and, in some jurisdictions, IP addresses, device identifiers and other data. As we conduct business or become deemed to conduct business in foreign jurisdictions, including through websites that we host that may be available in these locations, we may become subject to those laws and regulations.

We are also subject to the privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, to comply with federal, state, or international laws, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us which could result in significant liability to us as well as harm to our reputation. Additionally, third parties with whom we contract may violate or appear to violate laws or regulations which could subject us to the same risks. Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.

Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities as a result of governmental regulation, conflicting legal requirements, differing views on data privacy, or security breaches.

We engage in electronic billing and processing of our customers using secure transmission of sometimes confidential information over public networks. We have systems and processes in place that we deem sufficient and industry standard that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches. However, there is no guarantee that such systems and processes will not experience a failure. Our failure to protect against fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures, or penalties from governmental agencies that could adversely affect our operating results. We may be unable to prevent our customers from fraudulently receiving goods and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the FTC, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. As of January 1, 2020, the CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. While we believe that we are not a covered entity under the law, the effects of the CCPA potentially are significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

We may also experience losses due to customer fraud and theft of service, such as fraudulent credit card transactions. Customers have, in the past, obtained access to our service without paying for monthly service and international toll calls by unlawfully using fraudulently obtained codes. If our existing anti-fraud procedures are not adequate or effective, consumer fraud and theft of service could have a material adverse effect on our business, financial condition, and operating results.

The GDPR and the Data Protection Act in the United Kingdom are intended to protect the privacy and security of personal data, including credit card information that is collected, processed, and transmitted in or from the relevant jurisdiction. We stopped hosting websites in GDPR-complaint countries or countries from which the bulk of business came from countries subject to GDPR. We also took steps to block those countries from accessing any other sites we host. While we do not currently provide services in countries where compliance would be required and are therefore not required to be compliant, if we did provide those services or otherwise were required to become complaint, implementation of and compliance with these laws and regulations may be more costly or take longer than we anticipate, or could otherwise adversely affect our business operations, which could negatively impact our financial position or cash flows.

Additionally, media coverage of data breaches has escalated, in part because of the increased number of enforcement actions, investigations, and lawsuits. As this focus and attention on privacy and data protection increases, we also risk exposure to potential liabilities and costs resulting from compliance with or any failure to comply with applicable legal requirements, conflicts among these legal requirements, or differences in approaches to privacy.

We could fail to comply with requirements for debit card, credit card, and other digital payment methods, which could have a material adverse effect on our revenues, results of operations, and financial condition.

A significant and increasing portion of our transactions are processed using debit cards, credit cards, and other digital payment methods. The banks, credit card companies, networks, and other payment processing providers impose strict regulatory, compliance, system, and other requirements to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the PCI DSS, each of which is subject to change at any time. Compliance with PCI DSS does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance with PCI DSS is an ongoing effort, and the requirements evolve as new threats are identified. Compliance with these requirements is often difficult and costly, and our failure, or our counterparty’s failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability under or termination of necessary agreements, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well.

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

We face risks in our sales to certain market segments including, but not limited to, sales subject to HIPAA Regulations.

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. We have sold and will continue to attempt to sell to certain customer segments which may have requirements for additional privacy or security. In addition, sales may be made to customers that are subject to additional security requirements. Selling into segments with additional requirements increases potential liability which in some instances may be unlimited. While we believe we meet or exceed all requirements for sales into such segments, there is no assurance that our systems fully comply with all requirements. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties or civil liability.

Our ability to offer services outside the United States is subject to different regulations which may be unknown and uncertain.

Regulatory treatment of VoIP providers outside the United States varies from country to country, and local jurisdictions. Many times, the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in our international markets and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines and other actions which could materially affect our business.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns or may impact the valuation of certain deferred income tax assets, such as net operating loss carry-forwards.

Based on the outcome of examinations by relevant tax authorities, or as a result of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded in our financial statements. In addition, the outcome of examinations may impact the valuation of certain deferred income tax assets (such as net operating loss carry-forwards) in future periods. It is not possible to estimate the impact of the amount of such changes, if any, to previously recorded uncertain tax positions.

There may be a negative effect to our business going forward because of changes to net neutrality.

The principle that Internet service providers should treat all Internet communications equally, and not charge users different rates for various tiers of service or prioritize certain traffic while blocking or slowing down others, is called net neutrality. On January 4, 2018, the FCC released an order that largely repealed prior FCC rules that prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers’ use of applications and services, like ours. However, there was no guarantee that they will not do so in the future. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, and we would likely lose revenue and profits. We would probably incur legal fees in an attempt to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, or increase our costs thereby reducing our profitability, or make our services less competitive if we increase our rates to our customers. President Biden and numerous Senators have criticized the current status of net neutrality, at this time we are not aware if there will be legislation that might reimpose the prior regulations.

Following the adoption of the January 4, 2018 order, a number of states passed laws establishing rules similar to those that existed prior to the effective date of the January 4, 2018 order. However, we cannot rely on those state laws because of the uncertainty as to whether states have the authority to establish rules that could be interpreted to conflict with the January 4, 2018 order. The U.S. Department of Justice has taken the position that local authorities do not have the authority to contradict the FCC’s January 4, 2018 order. We cannot predict the ultimate outcome of these disputes.

States are adding regulation for VoIP providers which could increase our costs and change certain aspects of our service.

Certain states take the position that offerings by VoIP providers may include intrastate communications and should therefore be subject to state regulation including state taxes or surcharges. We have registered as an interconnected VoIP provider in those states where registration is required; however, our rates are not regulated in the same manner as traditional telephone service providers. We believe that the FCC has pre-empted states from regulating VoIP providers in the same manner as providers of traditional telecommunications services. We cannot predict how this issue will be resolved or its impact on our business at this time.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added, or similar taxes, and any such assessments could adversely affect our business, financial condition, and results of operations.

Jurisdictions in which we do not collect sales, use, value added, or similar taxes on VoIP services or other products may assert that such taxes are applicable, which could result in tax assessments, penalties, and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties, interest, or future requirements could adversely affect our financial condition and results of operations. Further, in June 2018, the Supreme Court held in South Dakota v. Wayfair, Inc. that states could impose sales tax collection obligations on out-of-state sellers even if those sellers lack any physical presence within the states imposing the sales taxes. Under Wayfair, a person requires only a “substantial nexus” with the taxing state before the state may subject the person to sales tax collection obligations therein. An increasing number of states (both before and after the publication of Wayfair) have considered or adopted laws that attempt to impose sales tax collection obligations on out-of-state sellers. The Supreme Court’s Wayfair decision has removed a significant impediment to the enactment and enforcement of these laws, and it is possible that states may seek to tax out-of-state sellers on sales that occurred in prior tax years, which could create additional administrative burdens for us, put us at a competitive disadvantage if such states do not impose similar obligations on our competitors, and decrease our future sales, which would adversely impact our business, financial condition, and results of operations.

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

Eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman and Chairman of the Board, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock, which may limit the ability of other stockholders to affect our management.

Howard S. Jonas serves as our Chairman, which is an executive officer position, and our Chairman of the Board, which is a Board of Directors position. As of October 12, 2022, eight trusts for the benefit of children of Howard S. Jonas (the “Trusts”), collectively have voting power over 1,574,326 shares of our Class A common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,382,371 shares of our Class B common stock, representing approximately 69.7% of the combined voting power of our outstanding capital stock, as of October 12, 2022. Each of the Trusts has a different, independent trustee. In addition, as of October 12, 2022, The HSJ 2020 IDT Annuity Trust holds 1,811,711 shares of our Class B common stock and The HSJ 2022 Annuity Trust holds 608,092 shares of our Class B common stock. Both of these trusts have an independent trustee.

Howard S. Jonas does not have the right to direct or control the voting of the shares of our common stock that is held by the Trusts, and the independent trustees hold sole voting and dispositive power over the common stock held by the Trusts. However, he is the trustor of the trusts and is the father of each of the beneficiaries of the Trusts and his views may be taken into account by the trustees and others related to the Trusts. In addition, he is our founder and has served as an executive officer, including our Chief Executive Officer, for a very significant time period. The members of the Board and management often look to him for guidance on major financial, operational, and strategic matters.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in a building in Newark, New Jersey that was previously owned by Rafael Holdings. We lease approximately 80,000 square feet of office space plus a portion of the 800-car public parking garage located across the street from the building. We also lease approximately 3,600 square feet of office space in Jerusalem, Israel that was also previously owned by Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025.

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

Item 3. Legal Proceedings.

Legal proceedings disclosure is presented in Note 23 to our Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT.”

On October 12, 2022, there were 270 holders of record of our Class B common stock and eight holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts for the benefit of children of Howard S. Jonas, our Chairman, and the Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 12, 2022, the last sales price reported on the New York Stock Exchange for the Class B common stock was $26.97 per share.

In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as to invest in our growth business initiatives. Accordingly, no dividends were paid in fiscal 2022 or fiscal 2021.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Performance Graph of Stock

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2022.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2022	—	—	—	5,768,497
June 1 – 30, 2022	347,835	$23.67	347,835	5,420,662
July 1 – 31, 2022	206,909	$24.84	206,909	5,213,753
Total	554,744	$24.11	554,744

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 6. [Reserved]

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

CRITICAL ACCOUNTING ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting estimates are estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Our critical accounting estimates include those related to goodwill impairment testing, valuation of long-lived assets, allowance for doubtful accounts receivable, and income taxes, sales taxes, and regulatory agency fees. See Note 1 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report for a complete discussion of our significant accounting policies.

Goodwill Impairment Testing

Goodwill is not amortized in accordance with U.S. GAAP. Instead, goodwill is reviewed annually for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment, or one level below the operating segment, depending on whether certain criteria are met.

Our annual assessment date is May 1. An interim impairment test would be required whenever events or circumstances make it more likely than not that an impairment may have occurred. The goodwill impairment test compares the fair value of a reporting unit with its carrying amount. We would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill. Additionally, we consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable.

We have the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, we may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

Our goodwill was $26.4 million at July 31, 2022, of which $11.1 million was in our Retail Communications reporting unit, $9.7 million was in our net2phone reporting unit, $3.2 million was in our Fintech reporting unit, and $2.4 million was in our Mobile Top-Up reporting unit. Our goodwill was $14.9 million at July 31, 2021, of which $11.4 million was in our Retail Communications reporting unit, $1.5 million was in our net2phone reporting unit, and $2.0 million was in our Mobile Top-Up reporting unit.

For our annual goodwill impairment tests as of May 1, 2022 and 2021, we performed qualitative assessments for all of our reporting units that indicated that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. In addition, we do not believe we are currently at risk of goodwill impairment. Our qualitative assessments considered several factors including (i) the business enterprise value of the reporting unit from the last quantitative test at May 1, 2020 and the excess of the fair value over carrying value, (ii) macroeconomic conditions including changes in interest rates and discount rates, (iii) industry and market considerations including industry revenue, EBITDA margins, and multiples based on business enterprise value to revenues and to EBITDA, and (iv) the recent financial performance and budget of the reporting unit, as well as other factors.

For our quantitative assessment, we calculate the fair value of the reporting unit using a discounted cash flow method as a form of the income approach, and a market approach that incorporates comparative multiples to corroborate discounted cash flow results. The discounted cash flow method is based on the present value of projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the projection period. We use a discount rate based on the weighted-average cost of capital of comparable companies by Standard Industrial Classification, or SIC, code that represents our estimate of the expected return a marketplace participant would have required.

Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. The key assumptions and judgments underlying our quantitative assessment include the discount rates and terminal growth rates used in our discounted cash flow analysis, the revenue and EBITDA projections for our reporting units, estimates of future levels of gross and operating profits and capital expenditures, and the selection of comparable companies for the market approach. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, we may be required to record impairments to goodwill in future periods.

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

There were no such events or changes in circumstances in fiscal 2022 or fiscal 2021. If we determine that events or changes in circumstances indicate the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections for specific assets and fair value estimates of assets require significant estimates and assumptions by management that have a significant level of estimation uncertainty. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts was $5.9 million at July 31, 2022 and $4.4 million at July 31, 2021. The allowance for doubtful accounts as a percentage of gross trade accounts receivable decreased to 8.4% at July 31, 2022 from 8.7% at July 31, 2021 because, at July 31, 2022 compared to July 31, 2021, gross trade accounts receivable increased 37.4% and the allowance for doubtful accounts increased 32.5%. The most significant increases in the gross trade accounts receivable balance at July 31, 2022 compared to July 31, 2021 were in BOSS Money and NRS.

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

Income Taxes, Sales Taxes, and Regulatory Agency Fees

Our current and deferred income taxes and associated valuation allowance, accruals for sales taxes, and telecom regulatory agency fee accruals, are impacted by events and transactions arising in the normal course of business as well as in connection with special and non-routine items. Assessment of the appropriate amount of income taxes, sales taxes, and regulatory agency fees is dependent on several factors, including estimates of the timing and realization of deferred income tax assets, judgments about the potential results of audits and applicability of regulatory agency rules and regulations, as well as judgments and assumptions about changes in income tax, sales tax, and regulatory agency laws, rules, or regulations.

The valuation allowance on our deferred income tax assets was $11.6 million and $11.5 million at July 31, 2022 and 2021, respectively. In fiscal 2021, we released $46.5 million of our valuation allowance on the portion of the deferred income tax assets that we are more likely than not going to utilize. This release was mostly related to domestic deferred income tax assets. We used the framework of Accounting Standards Codification, or ASC, Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a significant portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis. In fiscal 2020, due to taxable income in the United States, we utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, we released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that we are more likely than not going to utilize because we forecasted future profitability in the United States.

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

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, is currently under audit by the USAC. The Internal Audit Division of USAC issued preliminary audit findings and we have, in accordance with audit procedures, appealed certain of the findings. We are awaiting a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, we may further appeal to the FCC. Although a final decision remains pending, we have been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. We do not intend to remit payment for these fees unless and until a negative decision on our appeal has been issued. In response to the aforementioned preliminary audit findings, we made certain changes to our filing policies and procedures for years that remain potentially under audit. At July 31, 2022 and 2021, our accrued expenses included $33.2 million and $38.3 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2022, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. We will adopt the amendments in this ASU prospectively on August 1, 2024. We are evaluating the impact that this ASU will have on our consolidated financial statements.

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

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of our employees returned to work in our offices on a hybrid basis. Our salespeople, customer service employees, technicians, and delivery employees continue to serve our independent retailers, channel partners, and customers with minimal interruption.

COVID-19 has had mixed financial impacts on our businesses beginning in the third quarter of fiscal 2020 and continuing through the third quarter of fiscal 2022. It drove increases in demand for our consumer offerings, principally BOSS Money, BOSS Revolution Calling and Mobile Top-Up, through our digital channels beginning in the latter half of March 2020. Subsequently, digital transaction levels have continued to increase relative to retailer originated transactions. Correspondingly, sales of consumer offerings originating through retailers and channel partners slowed modestly in late March and April 2020 before stabilizing in the fourth quarter of fiscal 2020. COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods, however, that impact was less significant beginning in the first quarter of fiscal 2022 compared to the similar periods in fiscal 2021, and the surge in demand for voice calls that began with the onset of the COVID-19 pandemic had eroded by the third quarter of fiscal 2022. NRS was immaterially impacted by the closure of some of its retailers in the third quarter of fiscal 2020, but most re-opened quickly and many attracted increased foot traffic following the onset of COVID-19 as local retailers were typically more accessible to pedestrian traffic than big box retailers. The resilience of local retailers has enabled NRS to continue to expand sales of terminals, payment processing, and advertising services. IDT Global’s revenue, which had been declining as communications globally transition away from traditional international long-distance voice, declined more rapidly following the onset of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms.

At the onset of the COVID-19 pandemic, the transition from offices to a more flexible workforce increased the demand for net2phone’s offerings. Customers transitioned from their on-premises phone system to net2phone’s cloud solution, ported their phone numbers, and quickly set-up their employees to work remotely. In April 2020, the release of Huddle, net2phone’s integrated video conferencing solution, significantly improved net2phone’s functionality for remote work, which also increased the demand for its services. COVID-19 had mixed financial impacts on net2phone’s business beginning in the third quarter of fiscal 2020. Its customer base growth slowed somewhat in the second half of fiscal 2020 in certain Latin American markets due to decreased levels of economic activity in those markets. However, Latin American sales rebounded in the first quarter of fiscal 2021 and sales have remained strong in its United States and Canadian markets.

As of the date of this Annual Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2022 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2023. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Concentration of Customers

Our most significant customers typically include telecom operators to whom we provide wholesale services and distributors of our retail calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 12.5%, 14.5%, and 12.7% of our consolidated revenues in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Our customers with the five largest receivables balance collectively accounted for 17.3% and 9.7% of our consolidated gross trade accounts receivable at July 31, 2022 and 2021, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivables from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers. We attempt to mitigate our credit risk related to specific IDT Global customers by also buying services from the customer, in order to create an opportunity to offset our payables and receivables with the customer. In this way, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is practical to do so, we will increase our purchases from IDT Global customers with receivable balances that exceed our applicable payables in order to maximize the offset and reduce our credit risk.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics: active POS terminals, payment processing accounts, recurring revenue, subscriber seats, subscription revenue, and minutes of use.

NRS uses two metrics, among others, to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that are being installed. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with U.S. GAAP, excluding its revenue from POS terminal sales.

net2phone’s cloud communications offerings are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone’s subscription revenue is its revenue in accordance with U.S. GAAP excluding its equipment revenue and revenue generated by a legacy SIP trunking offering in Brazil.

The trends and comparisons between periods for the number of active POS terminals, NRS PAY accounts, seats served, recurring revenue, and subscription revenue are used in the analysis of NRS’ or net2phone’s revenues and direct cost of revenues and are strong indications of the top-line growth and performance of the business.

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

Year Ended July 31, 2022 compared to Year Ended July 31, 2021 and Year Ended July 31, 2021 compared to Year Ended July 31, 2020

In fiscal 2022, a line of business was reclassified to the net2phone segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31	2022	2021	2020
REVENUES:
Fintech	8.0%	5.1%	4.5%
net2phone	4.3	3.1	2.4
Traditional Communications	87.7	91.8	93.1
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	75.8	79.8	80.5
Selling, general and administrative	18.4	15.1	16.0
Depreciation and amortization	1.3	1.2	1.5
Severance	—	—	0.3
TOTAL COSTS AND EXPENSES	95.5	96.1	98.3
Other operating (expense) gain, net	(0.1)	0.1	(0.4)
INCOME FROM OPERATIONS	4.4	4.0	1.3
Interest income, net	—	—	0.1
Other (expense) income, net	(1.8)	0.5	(0.1)
INCOME BEFORE INCOME TAXES	2.6%	4.5%	1.3%

Fintech Segment

Fintech, which represented 8.0%, 5.1%, and 4.5% of our total revenues in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, and NRS, an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services.

(in millions)				2022 change from 2021		2021 change from 2020
Year ended July 31	2022	2021	2020	$	%	$	%
Revenues:
BOSS Money	$57.5	$49.6	$47.9	$7.9	15.9%	$1.7	3.4%
National Retail Solutions	51.3	24.7	12.0	26.6	107.3	12.7	106.6
Total revenues	108.8	74.3	59.9	34.5	46.3	14.4	24.1
Direct cost of revenues	(32.8)	(26.2)	(19.2)	6.6	25.0	7.0	36.1
Selling, general and administrative	(68.0)	(47.9)	(35.8)	20.1	41.9	12.1	33.9
Depreciation and amortization	(2.7)	(1.7)	(1.5)	1.0	55.6	0.2	14.9
Income (loss) from operations	$5.3	$(1.5)	$3.4	$6.8	463.4%	$(4.9)	(143.2)%

Revenues. Revenues from BOSS Money increased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year primarily because of increased transaction volume in BOSS Money’s direct-to-consumer digital and retail channels. The revenue increase in fiscal 2022 compared to fiscal 2021was partially offset by the lack of revenue from transient foreign exchange market conditions that materially improved BOSS Money’s revenues in fiscal 2021 but ceased by the end of the second quarter of fiscal 2021. The revenue increase in fiscal 2021 compared to fiscal 2020 also included the diminished benefit from transient foreign exchange market conditions in fiscal 2021 compared to fiscal 2020. BOSS Money continues to benefit from its integration into the BOSS Revolution Calling app in October 2021, as well as the continued expansion of its disbursement networks, particularly in Africa and the Caribbean.

Revenues from NRS increased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year driven primarily by the expansion of its POS network, and revenue growth from its payment processing services and digital out-of-home advertising. NRS’ recurring revenue increased 129% to $45.3 million in fiscal 2022 from $19.8 million in fiscal 2021 and increased 132% in fiscal 2021 from $8.5 million in fiscal 2020. Active POS terminals increased 38% to 19,400 at July 31, 2022 from 14,000 at July 31, 2021 and increased 40% at July 31, 2021 from 10,000 at July 31, 2020. Payment processing accounts increased 77% to 10,300 at July 31, 2022 from 5,800 at July 31, 2021 and increased 133% at July 31, 2021 from 2,500 at July 31, 2020.

Direct Cost of Revenues. BOSS Money’s direct cost of revenues increased in fiscal 2022 compared to fiscal 2021 due to increased direct cost of revenues in its direct-to-consumer digital and retail channels, which reflected the increase in BOSS Money’s revenue. BOSS Money’s direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to increased direct cost of revenues in its direct-to-consumer channel, which reflected the increase in BOSS Money’s direct-to-consumer channel’s revenue.

NRS’ direct cost of revenues increased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year primarily due to the increases in its revenues in such periods.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily due to increases in sales commissions, employee compensation, stock-based compensation, and debit and credit card processing charges. Selling, general and administrative expense increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in employee compensation, debit and credit card processing charges, sales commissions, and marketing expense. The increases in card processing charges were the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense was 62.5%, 64.5%, and 59.7% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

net2phone Segment

The net2phone segment, which represented 4.3%, 3.1%, and 2.4% of our total revenues in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, is comprised of net2phone’s cloud communications offerings.

(in millions)				2022 change from 2021		2021 change from 2020
Year ended July 31	2022	2021	2020	$	%	$	%
Revenues	$58.2	$44.5	$32.5	$13.7	30.7%	$12.0	37.1%
Direct cost of revenues	(10.0)	(8.7)	(6.9)	1.3	15.9	1.8	26.5
Selling, general and administrative	(54.2)	(46.1)	(37.7)	8.1	17.4	8.4	22.8
Depreciation and amortization	(5.4)	(5.1)	(4.1)	0.3	6.4	1.0	21.9
Other operating gain (expense), net	0.3	(0.1)	(0.6)	(0.4)	(393.2)	(0.5)	(84.3)
Loss from operations	$(11.1)	$(15.5)	$(16.8)	$4.4	28.0%	$1.3	7.8%

Revenues. net2phone’s revenues increased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year driven primarily by growth in the United States, although revenue increased in all net2phone regions. Seats served increased 29% to 291,000 at July 31, 2022 from 226,000 at July 31, 2021 and increased 47% at July 31, 2021 from 154,000 at July 31, 2020. The increase in seats served at July 31, 2022 compared to July 31, 2021 included approximately 7,000 seats as a result of our acquisition of Integra in March 2022. Subscription revenue increased 38% to $53.6 million in fiscal 2022 from $38.8 million in fiscal 2021, led by growth in both the South American and North American regions, and increased 47% in fiscal 2021 from $26.5 million in fiscal 2020, led by growth in the U.S. market. In the first quarter of fiscal 2022, net2phone launched a HIPAA-compliant program for certain of its communications and collaboration solutions and introduced net2phone’s Phone App for Teams. The app enables Microsoft Teams users to add voice capabilities into Teams environments without additional licenses. net2phone launched its integration with Slack in the third quarter of fiscal 2021, building on its prior integrations with Zoho and Microsoft Teams. Also in fiscal 2021, net2phone launched an integration with Salesforce. In November 2020, net2phone announced it had launched its service in Peru and in December 2020, it expanded coverage to six additional cities in Brazil.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2022 compared to fiscal 2021 primarily due to the increase in revenues, with the largest increases in Latin America. Direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to the increase in revenues, with the largest increases in the United States and Latin America. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily due to increases in sales commissions, employee compensation, and expenses related to the proposed (and subsequently postponed) spin-off of our net2phone cloud communications business. Selling, general and administrative expense increased in fiscal 2021 compared to fiscal 2020 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses decreased to 93.1% from 103.7% and 115.8% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

net2phone derives a significant portion of its revenues from existing customers. Attracting new customers usually involves additional costs compared to retention of existing customers. If existing customers’ subscriptions and related usage decrease or are terminated, net2phone will need to spend more money to acquire new customers and still may not be able to maintain its existing level of revenues or profitability. In addition, net2phone needs to acquire new customers to increase its revenues. net2phone incurs significant sales and marketing expenses to acquire new customers. It is therefore expected that selling, general and administrative expenses will remain a significant percentage of net2phone’s revenues for the foreseeable future.

Depreciation and Amortization. The increases in depreciation and amortization expense in fiscal 2022 and fiscal 2021 compared to the prior fiscal year was due to increased depreciation of net2phone’s telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain (Expense), net. In fiscal 2022, we determined that the requirements for a contingent consideration payment related to an acquisition consummated in December 2019 would not be met before the expiration date for such contingency. net2phone recognized a gain of $0.3 million on the write-off of the contingent consideration payment obligation. Other operating expense, net in fiscal 2021 was due to the settlement of a legal matter. Other operating expense, net in fiscal 2020 was due to the write-offs of certain assets related to a cancelled project and dormant subsidiaries primarily in Latin America.

Traditional Communications Segment

The Traditional Communications segment, which represented 87.7%, 91.8%, and 93.1% of our total revenues in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

(in millions)				2022 change from 2021		2021 change from 2020
Year ended July 31	2022	2021	2020	$/#	%	$/#	%
Revenues:
Mobile Top-Up	$473.2	$461.6	$334.4	$11.6	2.5%	$127.2	38.0%
BOSS Revolution Calling	387.9	455.2	468.3	(67.3)	(14.8)	(13.1)	(2.8)
IDT Global	292.4	361.0	394.3	(68.6)	(19.0)	(33.3)	(8.5)
Other	43.6	50.3	56.4	(6.7)	(13.3)	(6.1)	(10.8)
Total revenues	1,197.1	1,328.1	1,253.4	(131.0)	(9.9)	74.7	6.0
Direct cost of revenues	(991.7)	(1,119.2)	(1,057.9)	(127.5)	(11.4)	61.3	5.8
Selling, general and administrative	(120.5)	(116.8)	(132.4)	3.7	3.1	(15.6)	(11.7)
Depreciation and amortization	(9.9)	(10.9)	(14.7)	(1.0)	(8.7)	(3.8)	(25.9)
Severance	(0.1)	(0.5)	(3.5)	(0.4)	(74.3)	(3.0)	(87.0)
Other operating (expense) gain, net	(0.1)	0.6	(3.9)	(0.7)	(118.5)	4.5	114.4
Income from operations	$74.8	$81.3	$41.0	$(6.5)	(7.9)%	$40.3	98.3%

Minutes of use:
BOSS Revolution Calling	2,926	3,554	3,913	(628)	(17.7)%	(359)	(9.2)%
IDT Global	7,720	10,511	14,398	(2,791)	(26.6)	(3,887)	(27.0)

Revenues. Revenues from Mobile Top-Up increased in fiscal 2022 compared to fiscal 2021 primarily from an increase in direct-to-consumer channel revenues, partially offset by a decrease in retail channel revenues. Mobile Top-Up’s revenues increased in fiscal 2021 compared to fiscal 2020 primarily from continued product expansion and growth in the business-to-business wholesale channel that was added in fiscal 2021, although revenues from Mobile Top-Up’s business-to-business wholesale channel narrowed considerably in fiscal 2022 compared to fiscal 2021. In December 2020, our acquisition of Sochitel, a global hub and digital distribution platform for mobile top-up, electronic vouchers, and other value transfer services primarily in Africa, contributed to our increased penetration into the market in Africa.

Revenues and minutes of use from BOSS Revolution Calling decreased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year. In fiscal 2021, COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods, however, the COVID-19-related impact was less significant in fiscal 2022 than in fiscal 2021. The surge in demand for voice calls that began with the onset of the COVID-19 pandemic had eroded by the third quarter of fiscal 2022. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in fiscal 2022 compared to fiscal 2021 primarily due to decreases in BOSS Revolution Calling’s and IDT Global’s direct cost of revenues in fiscal 2022 compared to fiscal 2021, partially offset by an increase in Mobile Top-Up’s direct cost of revenues in fiscal 2022 compared to fiscal 2021 as a result of the increase in Mobile Top-Up’s revenues. Direct cost of revenues increased in fiscal 2021 compared to fiscal 2020 primarily due to an increase in Mobile Top-Up’s direct cost of revenues in fiscal 2021 compared to fiscal 2020 as a result of the increase in its revenues, partially offset by decreases in IDT Global’s and BOSS Revolution Calling’s direct cost of revenues in fiscal 2021 compared to fiscal 2020. The migration of customers to our digital, direct-to-consumer channels in fiscal 2022 and fiscal 2021 is expected to continue, which is expected to contribute to future reductions in the rate of growth of Mobile Top-Up and BOSS Revolution Calling’s direct cost of revenues when compared to prior periods.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily due to increases in marketing expense, employee compensation, and consulting expense, partially offset by a decrease in sales commissions. Selling, general and administrative expense decreased in fiscal 2021 compared to fiscal 2020 primarily due to decreases in employee compensation, stock-based compensation, marketing expense, and bad debt expense, partially offset by an increase in debit and credit card processing charges. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense was 10.1%, 8.8%, and 10.6% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in fiscal 2022 and fiscal 2021 compared to the prior fiscal year as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. We incurred severance expense of $0.1 million, $0.5 million, and $3.5 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Other Operating (Expense) Gain, net. Other operating (expense) gain, net included expense for the indemnification of a net2phone cable telephony customer related to patent infringement claims brought against the customer of $0.1 million, $0.5 million, and $1.2 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Other operating (expense) gain, net in fiscal 2021 included a gain of $2.0 million received from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation related to claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019. Other operating (expense) gain, net in fiscal 2021 also included expense for a settlement of an IDT Global claim for $0.6 million and other expense of $0.3 million. Other operating (expense) gain, net in fiscal 2020 included an accrual for non-income related taxes related to one of our foreign subsidiaries of $2.2 million and expense of $0.5 million for a legal matter.

Corporate

(in millions)				2022 change from 2021		2021 change from 2020
Year ended July 31	2022	2021	2020	$	%	$	%
General and administrative	$(7.8)	$(7.5)	$(9.1)	$0.3	3.6%	$(1.6)	(16.6)%
Depreciation and amortization	(0.1)	(0.1)	(0.1)	—	1.6	—	64.4
Other operating (expense) gain, net	(1.0)	0.2	(0.5)	1.2	560.0	(0.7)	(142.4)
Loss from operations	$(8.9)	$(7.4)	$(9.7)	$(1.5)	(20.7)%	$2.3	23.5%

Corporate costs mainly include compensation, consulting fees, treasury, tax and accounting services, human resources, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

General and Administrative. Corporate general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily because of an increase in employee compensation. Corporate general and administrative expense decreased in fiscal 2021 compared to fiscal 2020 primarily because of a decrease in stock-based compensation due to reductions in expense of deferred stock units granted in June 2019 and stock options, as well as a decrease in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.6%, 0.5%, and 0.7% in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Other Operating (Expense) Gain, net. As discussed in Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) have been named in a pending putative class action on behalf of Straight Path’s stockholders and a derivative complaint. We incurred legal fees of $7.7 million, $2.9 million, and $3.6 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $6.7 million, $3.1 million, and $3.1 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad St, Newark, New Jersey that was owned by Rafael Holdings. On August 22, 2022, Rafael Holdings sold the building and parking garage to an unrelated third party. Our lease in that building continues with the new owner. We also lease office space in Israel from Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2022, fiscal 2021, and fiscal 2020, we incurred lease costs of $2.0 million, $1.9 million, and $1.9 million, respectively, in connection with the Rafael Holdings’ leases, which is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.9 million, $1.5 million, and $3.9 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The increase in stock-based compensation expense in fiscal 2022 compared to fiscal 2021 was primarily due to expense related to the grant in February 2022 of restricted shares of NRS’ Class B common stock to certain of our employees for which we recorded stock-based compensation expense of $1.2 million, partially offset by reductions in expense for deferred stock units granted in June 2019. The decrease in stock-based compensation expense in fiscal 2021 compared to fiscal 2020 was primarily due to reductions in expense of deferred stock units granted in June 2019 and stock options.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which will be recognized over the vesting period. At July 31, 2022, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.5 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting periods that end in fiscal 2027.

(in millions)				2022 change from 2021		2021 change from 2020
Year ended July 31	2022	2021	2020	$	%	$	%
Income from operations	$60.1	$57.0	$17.9	$3.1	5.4%	$39.1	217.6%
Interest income, net	0.2	0.3	1.1	(0.1)	(54.1)	(0.8)	(69.5)
Other (expense) income, net	(25.4)	7.9	(1.3)	(33.3)	(420.3)	9.2	724.8
(Provision for) benefit from income taxes	(5.9)	31.7	3.7	(37.6)	(118.6)	28.0	755.9
Net income	29.0	96.9	21.4	(67.9)	(70.1)	75.5	352.4
Net (income) loss attributable to noncontrolling interests	(2.0)	(0.4)	—	(1.6)	(375.2)	(0.4)	nm
Net income attributable to IDT Corporation	$27.0	$96.5	$21.4	$(69.5)	(72.0)%	$75.1	350.2%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

(in millions) Year ended July 31	2022	2021	2020
Foreign currency transaction (losses) gains	$(1.7)	$1.0	$0.4
Equity in net loss of investee	(3.0)	(1.1)	—
Write-off of tax assets related to prior periods	—	—	(1.3)
(Losses) gains on investments	(19.3)	8.8	(0.3)
Other	(1.4)	(0.8)	(0.1)
TOTAL	$(25.4)	$7.9	$(1.3)

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

The net losses on investments in fiscal 2022 included an unrealized loss of $14.1 million on shares of Rafael Holdings’ Class B common stock. The net gains on investments in fiscal 2021 included an unrealized gain of $8.3 million on shares of Rafael Holdings’ Class B common stock. The net losses on investments in fiscal 2020 included an unrealized loss of $0.2 million on shares of Rafael Holdings’ Class B common stock.

(Provision for) Benefit from Income Taxes. In fiscal 2021, we released $46.5 million of our valuation allowance on the portion of our deferred income tax assets that we are more likely than not going to utilize. This release was mostly related to domestic deferred income tax assets. We used the framework of ASC Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a significant portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis. In fiscal 2020, due to taxable income in the United States, we utilized deferred tax assets and released the corresponding valuation allowance to offset income tax expense of $3.5 million. In addition, in fiscal 2020, we released an additional $8.4 million of the valuation allowance on the portion of the deferred tax assets that we are more likely than not going to utilize because we forecasted future profitability in the United States.

The decrease in income tax expense in fiscal 2022 compared to fiscal 2021, and the increase in income tax expense in fiscal 2021 compared to fiscal 2020, excluding the benefits from the valuation allowance released in fiscal 2021 and fiscal 2020, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net (Income) Loss Attributable to Noncontrolling Interests. The change in the net (income) loss attributable to noncontrolling interests in fiscal 2022 compared to fiscal 2021 was primarily due to increases in the net income of NRS and our variable interest entity, or VIE, partially offset by an increase in the net loss of net2phone 2.0, Inc., or net2phone 2.0, which owns and operates our net2phone segment. As of May 31, 2021, we began consolidating a VIE because we determined that we are the primary beneficiary of the VIE since we have the power to direct the activities of the VIE that most significantly impact its economic performance, and we have the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. We do not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests. The change in the net (income) loss attributable to noncontrolling interests in fiscal 2021 compared to fiscal 2020 was due to the reduction in the net loss of NRS, as well as new noncontrolling interests in fiscal 2021. In fiscal 2021, we acquired an aggregate of 75% of the issued shares of Sochitel, and as of May 31, 2021, we began consolidating the VIE. Finally, on December 31, 2020, Howard S. Jonas, the Chairman of our Board of Directors, and Shmuel Jonas, our Chief Executive Officer, each received fifty restricted shares of net2phone 2.0 Class B common stock, which represented an aggregate of 10% of net2phone 2.0’s issued and outstanding common stock at July 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this Annual Report, including the impact of COVID-19, we currently expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2022 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2023.

At July 31, 2022, we had cash, cash equivalents, debt securities, and current equity investments of $137.7 million and working capital (current assets in excess of current liabilities) of $57.6 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At July 31, 2022, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $17.3 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at July 31, 2022:

Payments due by period (in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$4.7	$4.7	$—	$—	$—
Connectivity obligations under service agreements	0.5	0.4	0.1	—	—
Operating leases including short-term leases	8.3	3.5	4.4	0.3	0.1
TOTAL(1)	$13.5	$8.6	$4.5	$0.3	$0.1

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $22.0 million in performance bonds, and up to $14.0 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

(in millions)
Year ended July 31	2022	2021	2020
Cash flows provided by (used in):
Operating activities	$29.4	$66.6	$(29.6)
Investing activities	(33.8)	(44.1)	(32.5)
Financing activities	(15.6)	(4.5)	(5.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(17.4)	7.7	11.7
(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(37.4)	$25.7	$(56.0)

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $70.2 million at July 31, 2022 from $51.1 million at July 31, 2021 and $50.3 million at July 31, 2020 primarily due to amounts billed during fiscal 2022 and fiscal 2021 that were greater than collections in fiscal 2022 and fiscal 2021. The most significant increases in the gross trade accounts receivable balance at July 31, 2022 compared to July 31, 2021 were in BOSS Money and NRS.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $36.5 million at July 31, 2022 from $42.3 million at July 31, 2021 due to decreases in the BOSS Revolution Calling and Mobile Top-Up deferred revenue balances, and increased at July 31, 2021 from $40.1 million at July 31, 2020 primarily due to an increase in the BOSS Revolution Calling deferred revenue balance.

Customer deposit liabilities at IDT Financial Services Limited, our Gibraltar-based bank, decreased to $85.8 million at July 31, 2022 from $115.5 million at July 31, 2021 and $116.0 million at July 31, 2020. Our restricted cash and cash equivalents included $86.6 million, $115.8 million, and $116.3 million at July 31, 2022, 2021, and 2020, respectively, held by the bank.

On December 21, 2020, we received $2.0 million from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation related to claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019.

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

In connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local, and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off. (see Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report).

Investing Activities

Our capital expenditures were $21.9 million in fiscal 2022, $16.8 million in fiscal 2021 and $16.0 million in fiscal 2020. We currently anticipate that total capital expenditures in fiscal 2023 will be $19 million to $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

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

On March 1, 2022, our subsidiary, IDT International Telecom, Inc., or IDTIT, purchased all of the outstanding shares of Leaf Global Fintech Corporation, or Leaf, for cash of $0.3 million, net of cash acquired. We also recorded $3.3 million for the estimated fair value of contingent consideration. Leaf is a provider of digital wallet services in emerging markets currently serving unbanked customers in Rwanda, Uganda, and Kenya. The Leaf wallet is a mobile platform available on both smartphones and non-smartphones through an app or by utilizing a USSD interface accessed via a short code. The Leaf digital wallet enables customers to store, send, receive, and exchange currencies on their phones domestically and across borders. The Leaf platform leverages the Stellar network for storing and disseminating transaction data while maintaining value with stablecoins. Stellar is an open-source, decentralized blockchain network that connects global financial infrastructure, optimized for payments and specifically to support cross-border transactions. The contingent consideration is an aggregate of up to $5.5 million based on annual gross profit over a five-year period. In September 2022, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recorded a gain of $1.6 million on the write-off of this contingent consideration payment obligation in the first quarter of fiscal 2023.

On December 3, 2020, IDTIT acquired 51% of the issued shares of Sochitel for $2.4 million, net of cash acquired. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration of $0.5 million will be paid no later than November 30, 2022 if Sochitel meets an EBITDA threshold between October 1, 2021 and September 30, 2022. Also, pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of Sochitel that the seller did not initially sell to IDTIT, or the Option Shares, the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million. On June 15, 2021, IDTIT purchased 19% of Sochitel’s issued shares from the remaining noncontrolling interest holder for $1.0 million. We also recorded $0.2 million for the estimated fair value of contingent consideration. The contingent consideration of up to $0.3 million will be paid if Sochitel meets certain Adjusted EBITDA targets (as defined in the purchase agreement) no later than April 1, 2023.

On December 11, 2019, our subsidiary, net2phone, Inc. acquired 100% of the outstanding shares of Ringsouth Europa, S.L., a regional provider of cloud communications services to businesses in Spain. The cash paid for the acquisition was $0.5 million. We also recorded $0.4 million for the estimated fair value of contingent consideration. The contingent consideration is an aggregate of $0.8 million, based on monthly recurring revenue targets to be achieved by fiscal 2024.

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

Purchases of debt securities and equity investments were $24.5 million, $43.2 million, and $22.4 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $21.2 million, $26.2 million, and $6.5 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Financing Activities

We distributed cash of $0.5 million, $0.8 million, and $0.9 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, to the noncontrolling interests in certain of our subsidiaries.

In fiscal 2022, fiscal 2021, and fiscal 2020, we received proceeds from financing-related other liabilities of $2.3 million, $0.7 million, and nil, respectively.

In fiscal 2022, fiscal 2021, and fiscal 2020, we repaid financing-related other liabilities of $1.3 million, $0.1 million, and $0.5 million, respectively.

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

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2022 and 2021, there were no amounts outstanding under this facility. In fiscal 2022, IDT Telecom borrowed and repaid an aggregate of $2.6 million under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2022, IDT Telecom was in compliance with all of the covenants.

IDT Telecom had a credit agreement, dated as of October 31, 2019, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million until its maturity on July 15, 2020. The principal outstanding incurred interest per annum at the LIBOR rate adjusted by the Regulation D maximum reserve requirement plus 125 basis points. In fiscal 2020, IDT Telecom borrowed and repaid an aggregate of $1.4 million under the facility. IDT Telecom paid a quarterly unused commitment fee of 0.3% per annum on the average daily balance of the unused portion of the $25.0 million commitment.

In fiscal 2022, fiscal 2021, and fiscal 2020, we received cash from the exercise of stock options of $0.1 million, $0.7 million, and $0.3 million, respectively, for which we issued 10,000; 81,041; and 32,551 shares, respectively, of our Class B common stock. In addition, in April 2022, Howard S. Jonas exercised stock options for 1.0 million shares of our Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of our Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2022, we repurchased 554,744 shares of Class B common stock for an aggregate purchase price of $13.4 million. In fiscal 2021, we repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. In fiscal 2020, we repurchased 671,117 shares of our Class B common stock for an aggregate purchase price of $4.2 million. At July 31, 2022, 5.2 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2022, fiscal 2021, and fiscal 2020, we paid $9.0 million, $1.3 million, and $0.3 million, respectively, to repurchase 200,438; 109,381; and 37,348 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units and the lapsing of restrictions on restricted stock. In addition, in April 2022, Mr. Jonas tendered 137,364 shares of our Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises. Such shares are repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Foreign Currency Risk

Revenues from our international operations were 29%, 22%, and 31% of our consolidated revenues in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. On July 31, 2020, we restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the Netherlands to the United States, and on February 1, 2021, geographic sourcing was changed from the United States to the United Kingdom. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At July 31, 2022 and 2021, the value of our debt and equity securities was an aggregate of $46.8 million and $68.1 million, respectively, which represented 9% and 13%, respectively, of our total assets. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2022.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2022. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2022. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2022 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2022, and our report dated October 14, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

New York, New York

October 14, 2022

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers along with the specific information required by Rule 14a-3 of the Securities Exchange Act of 1934:

Executive Officers

Shmuel Jonas—Chief Executive Officer

Howard S. Jonas—Chairman

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

Liora Stein—Member of the Board

Michael Chenkin—Certified Public Accountant; previously worked in the Audit Department of Coopers and Lybrand and as a consultant to the securities industry

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

Bill Pereira – Ex Officio (non-voting) member of the Board

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2022, and which is incorporated by reference herein.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01, 10.02, 10.03, 10.04, and 10.05 are management contracts or compensatory plans or arrangements.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Eighth Amended and Restated By-laws of the Registrant.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(4)	Fifth Amended and Restated Employment Agreement, dated December 16, 2020, between the Registrant and Howard S. Jonas.

10.02(5)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(6)	2015 Stock Option and Incentive Plan of IDT Corporation.

10.04(7)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.05(8)	Agreement, dated December 5, 2017, between IDT Corporation, Bill Pereira and IDT Telecom.

Exhibit Number	Description of Exhibits

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2022.

(3)	Incorporated by reference to Form 10-K/A, filed December 22, 2020.

(4)	Incorporated by reference to Form 8-K, filed December 22, 2020.

(5)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(6)	Incorporated by reference to Form S-8, filed October 14, 2021.

(7)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(8)	Incorporated by reference to Form 8-K, filed December 5, 2017.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 14, 2022
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	October 14, 2022
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 14, 2022
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 14, 2022
Howard S. Jonas

/s/ Liora Stein	Director	October 14, 2022
Liora Stein

/s/ Michael Chenkin	Director	October 14, 2022
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 14, 2022
Eric F. Cosentino

/s/ Judah Schorr	Director	October 14, 2022
Judah Schorr

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 14, 2022 expressed an unqualified opinion.

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

New York, New York

October 14, 2022

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands)	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$98,352	$107,147
Restricted cash and cash equivalents	91,210	119,769
Debt securities	22,303	14,012
Equity investments	17,091	42,434
Trade accounts receivable, net of allowance for doubtful accounts of $5,882 and $4,438 at July 31, 2022 and 2021, respectively	64,315	46,644
Disbursement prefunding	21,057	27,656
Prepaid expenses	17,526	13,694
Other current assets	30,773	16,779
TOTAL CURRENT ASSETS	362,627	388,135
Property, plant, and equipment, net	36,866	30,829
Goodwill	26,380	14,897
Other intangibles, net	9,609	7,578
Equity investments	7,426	11,654
Operating lease right-of-use assets	7,210	7,671
Deferred income tax assets, net	36,701	41,502
Other assets	10,275	10,389
TOTAL ASSETS	$497,094	$512,655
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$29,080	$24,502
Accrued expenses	117,109	129,085
Deferred revenue	36,531	42,293
Customer deposits	85,764	115,524
Other current liabilities	36,588	27,930
TOTAL CURRENT LIABILITIES	305,072	339,334
Operating lease liabilities	4,606	5,473
Other liabilities	6,588	1,234
TOTAL LIABILITIES	316,266	346,041
Commitments and contingencies
Redeemable noncontrolling interest	10,191	—
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2022 and 2021	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,725 and 26,379 shares issued and 24,112 and 24,187 shares outstanding at July 31, 2022 and 2021, respectively	277	264
Additional paid-in capital	296,005	278,021
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,613 and 2,192 shares of Class B common stock at July 31, 2022 and 2021, respectively	(101,565)	(60,413)
Accumulated other comprehensive loss	(11,305)	(10,183)
Accumulated deficit	(15,830)	(42,858)
Total IDT Corporation stockholders’ equity	167,615	164,864
Noncontrolling interests	3,022	1,750
TOTAL EQUITY	170,637	166,614
TOTAL LIABILITIES AND EQUITY	$497,094	$512,655

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2022	2021	2020
REVENUES	$1,364,057	$1,446,990	$1,345,769
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	1,034,430	1,154,048	1,084,009
Selling, general and administrative (i)	250,481	218,467	214,846
Depreciation and amortization	18,115	17,764	20,406
Severance	116	452	3,503
TOTAL COSTS AND EXPENSES	1,303,142	1,390,731	1,322,764
Other operating (expense) gain, net (see Note 14)	(826)	731	(5,063)
Income from operations	60,089	56,990	17,942
Interest income, net	146	318	1,043
Other (expense) income, net	(25,352)	7,916	(1,267)
Income before income taxes	34,883	65,224	17,718
(Provision for) benefit from income taxes	(5,878)	31,667	3,700
NET INCOME	29,005	96,891	21,418
Net (income) loss attributable to noncontrolling interests	(1,977)	(416)	12
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$27,028	$96,475	$21,430

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$1.05	$3.78	$0.82
Diluted	$1.03	$3.70	$0.81

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,791	25,495	26,278
Diluted	26,356	26,053	26,441

(i) Stock-based compensation included in selling, general and administrative expenses	$1,930	$1,490	$3,856

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2022	2021	2020
NET INCOME	$29,005	$96,891	$21,418
Other comprehensive (loss) income:
Change in unrealized (loss) gain on available-for-sale securities	(537)	(51)	42
Foreign currency translation adjustments	(585)	(2,722)	(2,594)
Other comprehensive loss	(1,122)	(2,773)	(2,552)
COMPREHENSIVE INCOME	27,883	94,118	18,866
Comprehensive (income) loss attributable to noncontrolling interests	(1,977)	(416)	12
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$25,906	$93,702	$18,878

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	Accumulated	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Deficit	Interests	Equity
BALANCE AT JULY 31, 2019	3,272	$33	25,803	$258	$273,313	$(51,739)	$(4,858)	$(160,763)	$(2,687)	$53,557
Exercise of stock options	—	—	33	—	276	—	—	—	—	276
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(4,201)	—	—	—	(4,201)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(281)	—	—	—	(281)
Stock-based compensation	—	—	125	2	3,854	—	—	—	—	3,856
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(934)	(934)
Other comprehensive loss	—	—	—	—	—	—	(2,552)	—	—	(2,552)
Net income for the year ended July 31, 2020	—	—	—	—	—	—	—	21,430	(12)	21,418
BALANCE AT JULY 31, 2020	3,272	33	25,961	260	277,443	(56,221)	(7,410)	(139,333)	(3,633)	71,139
Exercise of stock options	—	—	81	1	686	—	—	—	—	687
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,343)	—	—	—	(1,343)
Stock issued for matching contributions to the 401(k) Plan	—	—	36	—	1,042	—	—	—	—	1,042
Grant of restricted equity in subsidiary	—	—	—	—	(2,361)	—	—	—	2,361	—
Business acquisition	—	—	—	—	(276)	—	—	—	945	669
Acquisition of interest in variable interest entity	—	—	—	—	—	—	—	—	2,509	2,509
Stock-based compensation	—	—	301	3	1,487	—	—	—	—	1,490
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(848)	(848)
Other comprehensive loss	—	—	—	—	—	—	(2,773)	—	—	(2,773)
Net income for the year ended July 31, 2021	—	—	—	—	—	—	—	96,475	416	96,891
BALANCE AT JULY 31, 2021	3,272	33	26,379	264	278,021	(60,413)	(10,183)	(42,858)	1,750	166,614
Exercise of stock options by Howard S. Jonas	—	—	1,000	10	14,920	(18,788)	—	—	—	(3,858)
Exercise of stock options	—	—	10	—	137	—	—	—	—	137
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(13,390)	—	—	—	(13,390)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(8,974)	—	—	—	(8,974)
Business acquisition	—	—	28	—	1,000	—	—	—	—	1,000
Stock-based compensation	—	—	308	3	1,927	—	—	—	—	1,930
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(514)	(514)
Other comprehensive loss	—	—	—	—	—	—	(1,122)	—	—	(1,122)
Net income for the year ended July 31, 2022	—	—	—	—	—	—	—	27,028	1,786	28,814
BALANCE AT JULY 31, 2022	3,272	$33	27,725	$277	$296,005	$(101,565)	$(11,305)	$(15,830)	$3,022	$170,637

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2022	2021	2020
OPERATING ACTIVITIES
Net income	$29,005	$96,891	$21,418
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,115	17,764	20,406
Deferred income taxes	4,801	(32,793)	(3,805)
Provision for doubtful accounts receivable	2,330	1,782	3,109
Net unrealized loss (gain) from marketable securities	18,960	(3,262)	(140)
Stock-based compensation	1,930	1,490	3,856
Other	3,379	(4,096)	492
Changes in assets and liabilities:
Trade accounts receivable	(21,322)	(3,728)	11,702
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(8,003)	(2,247)	(1,719)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(1,110)	(264)	(12,081)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(15,966)	(6,906)	(70,401)
Deferred revenue	(2,712)	1,989	(2,428)
Net cash provided by (used in) operating activities	29,407	66,620	(29,591)
INVESTING ACTIVITIES
Capital expenditures	(21,879)	(16,765)	(16,041)
Payments for acquisitions, net of cash acquired	(7,552)	(3,673)	(450)
Cash acquired from acquisition of interest in variable interest entity	—	3,336	—
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	—	(5,000)	—
Exercise of warrant to purchase shares of Rafael Holdings, Inc. Class B common stock	—	(1,000)	—
Purchase of convertible preferred stock in equity method investment	(1,051)	(4,000)	—
Purchases of debt securities and equity investments	(24,454)	(43,187)	(22,429)
Proceeds from maturities and sales of debt securities and redemption of equity investments	21,157	26,230	6,457
Net cash used in investing activities	(33,779)	(44,059)	(32,463)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(514)	(848)	(934)
Payment for acquisition of warrant in variable interest entity	—	(791)	—
Proceeds from other liabilities	2,301	729	—
Repayment of other liabilities	(1,319)	(108)	(510)
Proceeds from sale of redeemable equity in subsidiary	10,000	—	—
Proceeds from note payable	—	—	10,000
Repayment of note payable	—	—	(10,000)
Proceeds from borrowings under revolving credit facility	2,566	—	1,429
Repayments of borrowings under revolving credit facility	(2,566)	—	(1,429)
Proceeds from exercise of stock options	137	687	276
Repurchases of Class B common stock	(26,222)	(4,192)	(4,482)
Net cash used in financing activities	(15,617)	(4,523)	(5,650)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(17,365)	7,656	11,727
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(37,354)	25,694	(55,977)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	226,916	201,222	257,199
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$189,562	$226,916	$201,222
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$461	$486	$388
Cash payments made for income taxes	$109	$193	$60
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Liabilities incurred for acquisitions	$7,849	$628	$375
Shares of the Company’s Class B common stock issued for acquisition	$1,000	$—	$—
Cashless exercise of stock options in exchange for shares of the Company’s Class B common stock	$14,930	$—	$—
Stock issued for matching contributions to the 401(k) Plan	$—	$1,042	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (the “Company”) is a global provider of financial technology, or fintech, cloud communications, and traditional communications services. The Company has three reportable business segments, Fintech, net2phone (formerly net2phone-Unified Communications as a Service (“UCaaS”)), and Traditional Communications.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Equity Investments

Investments in equity securities (except those accounted for under the equity method or that result in consolidation) are measured at fair value, with changes in fair value recognized in net income. For investments in equity securities without a readily determinable fair value, the Company elects the measurement alternative and measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in “Other (expense) income, net” in the accompanying consolidated statements of income in the period the impairment is identified.

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

The fair value of non-compete agreements, customer relationships, and tradenames acquired in business combinations are amortized over their estimated useful lives (see Notes 6 and 12).

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

Goodwill

Goodwill is the excess of the consideration paid for a business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. Instead, these assets are reviewed annually (or more frequently under various conditions) for impairment. The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Expense

Cost of advertising is charged to selling, general and administrative expenses in the period in which it is incurred. In fiscal 2022, fiscal 2021, and fiscal 2020, advertising expense was $17.0 million, $15.3 million, and $15.7 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are expensed in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2022, fiscal 2021, and fiscal 2020 was $12.2 million, $12.6 million, and $14.6 million, respectively. Unamortized capitalized internal use software costs at July 31, 2022 and 2021 were $18.7 million and $16.7 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2022	2021	2020
Basic weighted-average number of shares	25,791	25,495	26,278
Effect of dilutive securities:
Stock options	434	229	1
Non-vested restricted Class B common stock	131	329	162
Diluted weighted-average number of shares	26,356	26,053	26,441

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2022	2021	2020
Shares excluded from the calculation of diluted earnings per share	—	535	1,138

Stock-Based Compensation

The Company recognizes compensation expense for its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the requisite service period, which is usually the vesting period. Stock-based compensation is included in selling, general and administrative expense.

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2022, fiscal 2021 or fiscal 2020. However, the Company’s five largest customers collectively accounted for 12.5%, 14.5%, and 12.7% of its consolidated revenues in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The Company’s customers with the five largest receivable balances collectively accounted for 17.3% and 9.7% of the consolidated gross trade accounts receivable at July 31, 2022 and 2021, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers. In addition, the Company attempts to mitigate the credit risk related to specific IDT Global (formerly known as Carrier Services) customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from IDT Global customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

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

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2022
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$4,438	$2,330	$(886)	$5,882
2021
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$6,085	$1,782	$(3,429)	$4,438
2020
Reserves deducted from accounts receivable:
Allowance for doubtful accounts	$5,444	$3,109	$(2,468)	$6,085

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Leases

The Company accounts for its leases under ASU No. 2016-02, Leases (Topic 842), and the amendments thereto (collectively referred to as “ASC 842”). ASC 842 established a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet on the lease commencement date for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The lease liability represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. Operating leases with a term of 12 months or less are not recorded in the Company’s consolidated balance sheets and the Company recognizes lease cost for these leases on a straight-line basis over the lease term.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standards Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (“FASB”), issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. The Company will adopt the amendments in this ASU prospectively on August 1, 2024. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

Note 2—Business Segment Information

The Company has three reportable business segments, Fintech, net2phone, and Traditional Communications. The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments. The Company evaluates the performance of its business segments based primarily on income (loss) from operations.

In fiscal 2022, a line of business was reclassified to the net2phone segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The Fintech segment is comprised of National Retail Solutions (“NRS”), an operator of a nationwide point of sale (“POS”) network providing payment processing, digital advertising, transaction data, and ancillary services, and BOSS Money, a provider of international money remittance and related value/payment transfer services.

The net2phone segment is comprised of net2phone’s cloud communications offerings.

The Traditional Communications segment includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Corporate costs mainly include compensation, consulting fees, treasury, tax and accounting services, human resources, corporate purchasing, corporate governance including Board of Directors’ fees, internal and external audit, investor relations, corporate insurance, corporate legal, and other corporate-related general and administrative expenses. Corporate does not generate any revenues, nor does it incur any direct cost of revenues.

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	net2phone	Traditional Communications	Corporate	Total
Year ended July 31, 2022
Revenues	$108,764	$58,185	$1,197,108	$—	$1,364,057
Income (loss) from operations	5,315	(11,132)	74,832	(8,926)	60,089
Depreciation and amortization	(2,724)	(5,374)	(9,940)	(77)	(18,115)
Year ended July 31, 2021
Revenues	$74,344	$44,502	$1,328,144	$—	$1,446,990
(Loss) income from operations	(1,462)	(15,460)	81,305	(7,393)	56,990
Depreciation and amortization	(1,751)	(5,053)	(10,884)	(76)	(17,764)
Year ended July 31, 2020
Revenues	$59,924	$32,454	$1,253,391	$—	$1,345,769
Income (loss) from operations	3,381	(16,765)	40,985	(9,659)	17,942
Depreciation and amortization	(1,524)	(4,147)	(14,689)	(46)	(20,406)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets are servicing multiple segments and the Company does not track such assets separately by segment.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Other Countries	Total
July 31, 2022
Long-lived assets, net	$22,732	$14,134	$36,866
Total assets	254,839	242,255	497,094
July 31, 2021
Long-lived assets, net	$17,949	$12,880	$30,829
Total assets	228,328	284,327	512,655

Note 3—Revenue Recognition

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. BOSS Money and NRS’ revenues are primarily recognized at a point in time, and net2phone’s revenue is mainly recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from Mobile Top-Up, BOSS Revolution Calling, and IDT Global. Mobile Top-Up and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers.

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

BOSS Revolution Calling direct-to-consumers

BOSS Revolution Calling direct-to-consumers is offered on a pay-as-you-go basis or in unlimited plans. The customer prepays for service in both cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute that includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand-ready obligation to provide service over time for an agreed upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable at the request of the customer up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term of the plan, the Company recognizes revenue over a period of time as the service is rendered. The Company uses an output method as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BOSS Revolution Calling sold through distributors and retailers

BOSS Revolution Calling sold through distributors and retailers is the same service as BOSS Revolution Calling sold direct-to-consumers. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors, net of discounts, is less than the end user rate for BOSS Revolution Calling minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell BOSS Revolution Calling on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive initial commissions upon sale to end users, and renewal commissions when certain end users subsequently purchase minutes directly from the Company. Initial and renewal commission payments are accounted for as a reduction of the transaction price over time as the end user uses the service.

IDT Global

IDT Global services are offered to both postpaid and prepaid customers. Postpaid customers are billed in arrears and typically consist of credit-worthy companies such as Tier 1 carriers and mobile network operators. Prepaid customers are typically smaller communications companies and independent call aggregators. There is no performance obligation until the transport and termination of international long-distance calls commences. The initial contract durations range from six months to one year with successive extensions. During the initial term, the contract can only be terminated in certain instances (such as bankruptcy of either party, damage to the other party’s network, fraud, or breach of contract). However, no penalties are applied if the agreement is terminated in the initial term. After the initial term has expired, either party may terminate the agreement with notice of 30 days to 60 days depending on the agreement. The term of the contract is essentially minute-to-minute as there is no penalty for an early termination and no obligation to send traffic.

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

IDT Global’s contracts may include tiered pricing based on minute volumes. The Company determined that its retroactive tiered pricing should be accounted for as variable consideration because the final transaction price is unknown until the customer completes or fails to complete the specified threshold. Currently, contracts with retroactive tiered pricing are not material. The Company estimates the amount of variable consideration to include in the transaction price only to the extent that it is probable that a subsequent change in the estimate would not result in a significant revenue reversal.

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

IDT Global’s NORT contracts include the promise of minimum guaranteed amounts of traffic. The performance obligation represents a stand ready obligation to provide the specified number of minutes over the contractual term. The initial terms of NORT contracts generally range from one month to six months. Since the Company’s satisfaction of its performance obligation of routing calls to their destination includes a minimum guaranteed amount of traffic, the Company recognizes revenue over a period of time as the service is rendered. The customer simultaneously receives and consumes the benefits provided by the Company’s performance as the Company performs. The Company uses an output method as the usage of minutes occur because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

Year ended July 31 (in thousands)	2022	2021	2020
BOSS Money	$57,464	$49,595	$47,944
National Retail Solutions	51,300	24,749	11,980
Total Fintech	108,764	74,344	59,924
net2phone	58,185	44,502	32,454
Mobile Top-Up	473,213	461,603	334,424
BOSS Revolution Calling	387,936	455,244	468,255
IDT Global	292,337	360,996	394,334
Other	43,622	50,301	56,378
Total Traditional Communications	1,197,108	1,328,144	1,253,391
TOTAL	$1,364,057	$1,446,990	$1,345,769

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

(in thousands)	Fintech	net2phone	Traditional Communications	Total
Year ended July 31, 2022
United States	$106,768	$30,105	$836,483	$973,356
Outside the United States:
United Kingdom	—	—	311,847	311,847
Netherlands	—	30	—	30
Other	1,996	28,050	48,778	78,824
Total outside the United States	1,996	28,080	360,625	390,701
TOTAL	$108,764	$58,185	$1,197,108	$1,364,057

Year ended July 31, 2021
United States	$74,344	$23,093	$1,033,814	$1,131,251
Outside the United States:
United Kingdom	—	—	241,590	241,590
Netherlands	—	28	—	28
Other	—	21,381	52,740	74,121
Total outside the United States	—	21,409	294,330	315,739
TOTAL	$74,344	$44,502	$1,328,144	$1,446,990

Year ended July 31, 2020
United States	$59,924	$15,506	$849,920	$925,350
Outside the United States:
United Kingdom	—	12	131,704	131,716
Netherlands	—	14	210,729	210,743
Other	—	16,922	61,038	77,960
Total outside the United States	—	16,948	403,471	420,419
TOTAL	$59,924	$32,454	$1,253,391	$1,345,769

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at July 31, 2022 and 2021 had an original expected duration of one year or less.

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

The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”. The Company’s revenue recognized in fiscal 2022, fiscal 2021, and fiscal 2020 from amounts included in the contract liability balance at the beginning of the period was $28.2 million, $28.7 million, and $32.3 million, respectively.

Deferred Customer Contract Acquisition and Fulfillment Costs

The Company recognizes its incremental costs of obtaining a contract with a customer that it expects to recover as an asset. The Company’s incremental costs of obtaining a contract with a customer are sales commissions paid to employees and third parties on sales to end users. If the amortization period would be one year or less for the asset that would be recognized from deferring these costs, the Company applies the practical expedient whereby the Company charges these costs to expense when incurred. For net2phone sales, the Company defers these costs and amortizes them over the expected customer relationship period when it is expected to exceed one year.

The Company’s costs to fulfill its contracts do not meet the criteria to be recognized as an asset, therefore these costs are charged to expense as incurred.

The Company’s deferred customer contract acquisition costs were as follows:

July 31 (in thousands)	2022	2021
Deferred customer contract acquisition costs included in “Other current assets”	$4,085	$3,460
Deferred customer contract acquisition costs included in “Other assets”	3,469	3,151
TOTAL	$7,554	$6,611

In fiscal 2022, fiscal 2021, and fiscal 2020, the Company’s amortization of deferred customer contract acquisition costs was $4.4 million, $3.6 million, and $2.4 million, respectively.

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to six years. net2phone also has operating leases for office equipment. Certain of these leases include renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise the options to extend or terminate the leases.

net2phone is the lessee in equipment leases that are classified as finance leases. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company leases office and parking space in a building and parking garage located at 520 Broad St, Newark, New Jersey that was owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. The Company’s lease in that building continues with the new owner. The Company also leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2022, fiscal 2021, and fiscal 2020, the Company incurred lease costs of $2.0 million, $1.9 million, and $1.9 million, respectively, in connection with the Rafael leases, which is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

Year ended July 31 (in thousands)	2022	2021	2020
Operating lease cost	$2,901	$2,824	$2,832
Short-term lease cost	1,348	620	246
TOTAL LEASE COST	$4,249	$3,444	$3,078

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,857	$2,779	$2,745

July 31	2022	2021
Weighted-average remaining lease term-operating leases	2.8 years	3.4 years
Weighted-average discount rate-operating leases	3.0%	2.9%

In fiscal 2022 and fiscal 2021, the Company entered into new office leases with an aggregate operating lease liability of $2.2 million and $0.6 million, respectively. The Company’s aggregate operating lease liability was as follows:

July 31 (in thousands)	2022	2021
Operating lease liabilities included in “Other current liabilities”	$2,899	$2,456
Operating lease liabilities included in noncurrent liabilities	4,606	5,473
TOTAL	$7,505	$7,929

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31:
2023	$3,088
2024	2,502
2025	1,872
2026	194
2027	141
Thereafter	48
Total lease payments	7,845
Less imputed interest	(340)
Total operating lease liabilities	$7,505

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

July 31 (in thousands)	2022	2021
Cash and cash equivalents	$98,352	$107,147
Restricted cash and cash equivalents	91,210	119,769
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$189,562	$226,916

At July 31, 2022 and 2021, restricted cash and cash equivalents included $86.6 million and $115.8 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2022 and 2021, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $17.3 million and $15.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Acquisitions

Integra CCS

On March 3, 2022, the Company’s subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. for an aggregate purchase price of up to $15.0 million. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra CCS (“Integra”). Integra provides cloud-based contact-center-as-a-service (“CCaaS”) in the Americas and Europe including omnichannel support, social media integrations, chat-bot communications, workflow management, development tools for tailored contact center solutions and numerous third-party software integrations. The net2phone segment and Integra are highly synergistic and CCaaS is expected to be a source of growth and expansion when combined with net2phone’s global sales and channel partner network.

The operating results of the acquired companies from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The purchase price consisted of: (a) cash of $7.2 million that was paid at closing, (b) 27,765 shares of the Company’s Class B common stock with a value of $1.0 million that were issued at closing, (c) $3.3 million, half of which will be paid at the end of 12 months after closing and the remainder will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any, and (d) contingent consideration of up to $3.5 million based on annual cumulative incremental recurring seat revenue of the net2phone segment over a four-year period, payable in cash and/or equity at net2phone 2.0’s discretion.

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$7,200
Cash acquired	(81)
Cash paid, net of cash acquired	7,119
Shares of the Company’s Class B common stock	1,000
Future payments subject to holdback	3,158
Contingent consideration	1,361
Total fair value of consideration, net of cash acquired	$12,638

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet was as follows:

(in thousands)
Trade accounts receivable	$332
Prepaid expenses	4
Other current assets	21
Property, plant, and equipment (mainly acquired technology)	777
Goodwill	8,433
Customer relationships (7-year useful lives)	2,230
Tradename (5-year useful life)	400
Non-compete agreements (6-year useful lives)	660
Operating lease right-of-use asset	732
Other assets	24
Accrued expenses	(243)
Operating lease liability current portion	(176)
Operating lease liability noncurrent portion	(556)
Net assets acquired excluding cash	$12,638

The goodwill was assigned to the net2phone segment and was attributable primarily to the assembled workforce and the expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes.

Leaf Global Fintech Corporation

On March 1, 2022, the Company’s subsidiary, IDT International Telecom, Inc. (“IDTIT”), purchased all of the outstanding shares of Leaf Global Fintech Corporation (“Leaf”) for up to $6.05 million. Leaf is a provider of digital wallet services in emerging markets currently serving unbanked customers in Rwanda, Uganda, and Kenya. The Leaf wallet is a mobile platform available on both smartphones and non-smartphones through an app or by utilizing a USSD interface accessed via a short code. The Leaf digital wallet enables customers to store, send, receive, and exchange currencies on their phones domestically and across borders. The Leaf platform leverages the Stellar network for storing and disseminating transaction data while maintaining value with stablecoins. Stellar is an open-source, decentralized blockchain network that connects global financial infrastructure, optimized for payments and specifically to support cross-border transactions. The Company intends to utilize Leaf’s blockchain-based digital wallet to, among other things, provide secure storage and share value to the people worldwide who use feature phones rather than smartphones, as well as expand Leaf’s affordable mobile technology to traders, refugees, migrants, and others worldwide.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022.

The impact of the acquisition’s preliminary purchase price allocations on the Company’s consolidated balance sheet was as follows:

(in thousands)
Current assets	$9
Property, plant, and equipment (mainly acquired technology)	324
Goodwill	3,199
Tradename (5-year useful life)	131
Net assets acquired excluding cash	$3,663

The goodwill was assigned to the Fintech segment and was attributable primarily to the assembled workforce and the expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes.

In September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. The Company recorded a gain of $1.6 million on the write-off of this contingent consideration payment obligation in the first quarter of fiscal 2023.

Sochitel UK Ltd.

On December 3, 2020, IDTIT acquired 51% of the issued shares of Sochitel UK Ltd. (“Sochitel”), a global hub and digital distribution platform for mobile top-up, electronic vouchers, and other value transfer services primarily in Africa. Sochitel’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$2,732
Cash acquired	(344)
Cash paid, net of cash acquired	2,388
Contingent consideration	393
Total fair value of consideration, net of cash acquired	$2,781

The contingent consideration of $0.5 million will be paid no later than November 30, 2022 if Sochitel meets an EBITDA threshold between October 1, 2021 and September 30, 2022. The acquisition date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill was assigned to the Traditional Communications segment and was attributable primarily to the assembled workforces and the expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes.

Pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of Sochitel that the seller did not initially sell to IDTIT (“Option Shares”), the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million. The purchase of the Option Shares resulted in a $0.2 million reduction in “Noncontrolling interests” and a $21,000 reduction in “Additional paid-in capital” in the consolidated balance sheets.

On June 15, 2021, IDTIT purchased 19% of Sochitel’s issued shares from the remaining noncontrolling interest holder. The purchase price was cash of $1.0 million plus contingent consideration of up to $0.3 million if Sochitel meets certain Adjusted EBITDA targets (as defined in the purchase agreement) no later than April 1, 2023. The acquisition date fair value of the contingent consideration of $0.2 million was estimated using cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represents a Level 3 measurement. The purchase of the shares resulted in a $1.0 million reduction in “Noncontrolling interests,” a $0.3 million reduction in “Additional paid-in capital,” and $0.2 million liability in the consolidated balance sheets. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022.

Pro Forma Disclosures

The Company’s pro forma results of operations as if the acquisitions occurred as of August 1, 2019 were not materially different from the actual results of operations.

Note 7—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2022
Certificates of deposit*	$2,000	$—	$(14)	$1,986
U.S. Treasury bills and notes	13,848	—	(114)	13,734
Corporate bonds	3,966	1	(416)	3,551
Municipal bonds	3,035	—	(3)	3,032
TOTAL	$22,849	$1	$(547)	$22,303
July 31, 2021
Certificates of deposit*	$1,200	$3	$—	$1,203
U.S. Treasury bills and notes	1,669	—	(17)	1,652
Corporate bonds	6,327	38	(33)	6,332
Municipal bonds	4,825	—	—	4,825
TOTAL	$14,021	$41	$(50)	$14,012

*	Each of the certificates of deposit held by the Company has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $21.2 million, $26.2 million, and $6.5 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. There were no realized gains or realized losses from sales of debt securities in fiscal 2022, fiscal 2021, and fiscal 2020.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2022 were as follows:

(in thousands)	Fair Value
Within one year	$15,374
After one year through five years	3,729
After five years through ten years	2,634
After ten years	566
TOTAL	$22,303

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2022
Certificates of deposit	$14	$1,986
U.S. Treasury bills and notes	114	13,734
Corporate bonds	416	3,514
Municipal bonds	3	2,412
TOTAL	$547	$21,646
July 31, 2021
U.S. Treasury bills and notes	$17	$1,652
Corporate bonds	33	3,293
TOTAL	$50	$4,945

At July 31, 2021, there were no securities in a continuous unrealized loss position for 12 months or longer. At July 31, 2022, the following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2022
U.S. Treasury bills and notes	$72	$892
Corporate bonds	234	1,731
TOTAL	$306	$2,623

At July 31, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 8—Equity Investments

Equity investments consist of the following:

July 31 (in thousands)	2022	2021
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2022 and 2021	$117	$649
Rafael Holdings, Inc. Class B common stock, 290,214 and 246,565 shares at July 31, 2022 and 2021, respectively	586	12,479
Rafael Holdings, Inc. restricted Class B common stock, nil and 43,649 shares at July 31, 2022 and 2021, respectively	—	2,209
Other marketable equity securities	4,089	3,630
Fixed income mutual funds	12,299	23,467
Current equity investments	$17,091	$42,434

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,132	$2,465
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	1,230	—
Series B and Series C convertible preferred stock—equity method investment	1,001	2,901
Hedge funds	3,238	3,563
Other	825	2,725
Noncurrent equity investments	$7,426	$11,654

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received the shares of Zedge Inc. (“Zedge”) Class B common stock and 28,320 of the shares of Rafael Class B common stock set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes on behalf of its employees related thereto. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

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

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services Limited received 1,830 shares of Visa Series C Preferred among other consideration. At July 31, 2020, each share of Visa Series C Preferred was convertible into 13.722 shares of Visa Class A common stock (the “Conversion Adjustment), subject to certain conditions, and will be convertible at the holder’s option beginning in June 2028. On September 24, 2020, in connection with Visa’s first mandatory release assessment, the Company received 125 shares of Visa Series A Preferred and the Conversion Adjustment for Visa Series C Preferred was reduced to 6.861. In June 2021, the 125 shares of Visa Series A Preferred were converted into 12,500 shares of Visa Class A common stock, which the Company sold for $2.9 million. On July 28, 2022, in connection with Visa’s second mandatory release assessment, the Company received 58 shares of Visa Series A Preferred and the Conversion Adjustment for Visa Series C Preferred was reduced to 3.645. In August 2022, the 58 shares of Visa Series A Preferred were converted into 5,800 shares of Visa Class A common stock, which the Company sold for $1.3 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

Year ended July 31 (in thousands)	2022	2021	2020
Balance, beginning of period	$2,743	$4,109	$3,919
Redemption for Visa mandatory release assessment	(1,230)	(1,870)	—
Adjustment for observable transactions involving a similar investment from the same issuer	(103)	510	206
Upward adjustments	—	—	3
Redemptions	(9)	(6)	(19)
Impairments	—	—	—
BALANCE, END OF PERIOD	$1,401	$2,743	$4,109

The Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million in fiscal 2022, and the Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.5 million and $0.2 million in fiscal 2021 and fiscal 2020, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Unrealized gains and losses for all equity investments measured at fair value included the following:

Year ended July 31 (in thousands)	2022	2021	2020
Net (losses) gains recognized during the period on equity investments	$(19,248)	$8,830	$(336)
Less: net gains recognized during the period on equity investments redeemed during the period	10	1,090	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(19,258)	$7,740	$(336)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

Year ended July 31 (in thousands)	2022	2021	2020
Unrealized (losses) gains recognized during the period on equity investments:
Rafael Class B common stock	$(14,101)	$8,291	$(195)
Zedge Class B common stock	$(533)	$591	$(9)

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

In fiscal 2022, the Company received three secured promissory notes from the EMI in exchange for loans of an aggregate of $2.5 million. The notes provide for interest on the principal amount at 15% per annum payable monthly. The notes are due and payable in February 2023. At July 31, 2022, the notes were included in “Other current assets” in the accompanying consolidated balance sheets. In September 2022, the Company received a secured promissory note from the EMI in exchange for a loan of $0.6 million. The note provides for interest on the principal amount at 15% per annum payable monthly. The note is due and payable on February 3, 2023.

The following table summarizes the change in the balance of the Company’s equity method investment:

Year ended July 31 (in thousands)	2022	2021
Balance, beginning of period	$2,901	$—
Purchase of convertible preferred stock	1,051	4,000
Equity in the net loss of investee	(2,224)	(816)
Amortization of equity method basis difference	(727)	(283)
BALANCE, END OF PERIOD	$1,001	$2,901

Summarized financial information of the EMI was as follows:

July 31 (in thousands)	2022	2021
Current assets	$3,911	$1,467
Noncurrent assets	$2,462	$2,549
Current liabilities	$(11,480)	$(4,041)
Noncurrent liabilities	$—	$(50)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	Year ended July 31, 2022	From the date of acquisition to July 31, 2021
REVENUES	$7,889	$1,898
COSTS AND EXPENSES:
Direct cost of revenues	9,451	1,937
Selling, general and administrative	5,834	3,388
TOTAL COSTS AND EXPENSES	15,285	5,325
LOSS FROM OPERATIONS	(7,396)	(3,427)
Other (expense) income, net	(342)	101
NET LOSS	$(7,738)	$(3,326)

Note 9—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2022
Debt securities	$13,734	$8,569	$—	$22,303
Equity investments included in current assets	17,091	—	—	17,091
Equity investments included in noncurrent assets	—	1,230	1,132	2,362
TOTAL	$30,825	$9,799	$1,132	$41,756
Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,578)	$(2,578)
Other noncurrent liabilities	—	—	(5,968)	(5,968)
TOTAL	$—	$—	$(8,546)	$(8,546)

July 31, 2021
Debt securities	$1,652	$12,360	$—	$14,012
Equity investments included in current assets	40,225	2,209	—	42,434
Equity investments included in noncurrent assets	—	—	2,465	2,465
TOTAL	$41,877	$14,569	$2,465	$58,911
Acquisition consideration included in:
Other current liabilities	$—	$—	$(628)	$(628)
Other noncurrent liabilities	—	—	(397)	(397)
TOTAL	$—	$—	$(1,025)	$(1,025)

At July 31, 2022 and 2021, the Company had $3.2 million and $3.6 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2022	2021	2020
Balance, beginning of period	$2,465	$3,825	$3,619
Purchase of Rafael Holdings, Inc. warrant	—	354	—
Exercise of Rafael Holdings, Inc. warrant	—	(380)	—
Redemption for Visa mandatory release assessment	(1,230)	(1,870)	—
Total (losses) gains included in “Other (expense) income, net”	(103)	536	206
BALANCE, END OF PERIOD	$1,132	$2,465	$3,825

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2022	2021	2020
Balance, beginning of period	$1,025	$396	$—
Transfer into Level 3 from acquisitions	7,849	628	375
Total (gain) loss included in:
“Other operating (expense) gain, net”	(303)	—	—
“Foreign currency translation adjustments”	(25)	1	21
BALANCE, END OF PERIOD	$8,546	$1,025	$396

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At July 31, 2022 and 2021, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2022 and 2021, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

July 31 (in thousands)	2022	2021
Equipment	$40,811	$50,039
Computer software	156,258	141,978
Leasehold improvements	1,874	1,727
Furniture and fixtures	681	588
	199,624	194,332
Less accumulated depreciation and amortization	(162,758)	(163,503)
Property, plant, and equipment, net	$36,866	$30,829

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company reduced its gross property, plant, and equipment and accumulated depreciation and amortization by $17.4 million and $23.9 million in fiscal 2022 and fiscal 2021, respectively, for property, plant, and equipment that was fully depreciated and no longer in service.

Depreciation and amortization expense of property, plant, and equipment was $16.8 million, $17.1 million, and $20.0 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Telephone equipment leased to customers included in “Equipment” in the table above was as follows:

July 31
(in thousands)	2022	2021
Equipment	$9,844	$7,438
Less accumulated depreciation	(3,129)	(2,071)
Net	$6,715	$5,367

Depreciation expense of telephone equipment leased to customers was $1.4 million, $1.1 million, and $0.6 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively.

Note 11—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment for the period from July 31, 2019 to July 31, 2022:

(in thousands)	Fintech	net2phone	Traditional Communications	Total
Balance at July 31, 2019	$—	$—	$11,209	$11,209
Acquisition	—	1,437	—	1,437
Foreign currency translation adjustments	—	82	130	212
Balance at July 31, 2020	—	1,519	11,339	12,858
Acquisition	—	—	2,025	2,025
Foreign currency translation adjustments	—	4	10	14
Balance at July 31, 2021	—	1,523	13,374	14,897
Acquisitions	3,199	8,433	—	11,632
Adjustment	—	—	392	392
Foreign currency translation adjustments	—	(213)	(328)	(541)
Balance at July 31, 2022	$3,199	$9,743	$13,438	$26,380

Note 12—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2022
Tradenames	11.4 years	$2,480	$(700)	$1,780
Non-compete agreements	5.5 years	1,316	(549)	767
Customer relationships	7.8 years	11,590	(4,528)	7,062
TOTAL	8.2 years	$15,386	$(5,777)	$9,609
July 31, 2021
Tradenames	13.0 years	$2,080	$(506)	$1,574
Non-compete agreements	4.9 years	680	(380)	300
Customer relationships	11.5 years	9,462	(3,758)	5,704
TOTAL	11.4 years	$12,222	$(4,644)	$7,578

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense of intangible assets was $1.3 million, $0.7 million, and $0.4 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $1.5 million, $1.4 million, $1.2 million, $1.2 million, and $1.2 million in fiscal 2023, fiscal 2024, fiscal 2025, fiscal 2026, and fiscal 2027, respectively.

Note 13—Variable Interest Entity

As of May 31, 2021, the Company entered into a Warrant Purchase Agreement with the shareholders of an entity (the “VIE”) that operates money transfer businesses. The purchase price of the warrant was cash of $0.8 million and a contingent payment of $0.1 million. The Company has various management rights and protective provisions pursuant to the Warrant Purchase Agreement. Primarily as a result of the Warrant Purchase Agreement, the Company can obtain 90% of the ownership interests in the VIE. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. The Company therefore determined that it is the primary beneficiary of the VIE, and as a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying statements of income.

The VIE’s net income and aggregate funding (repaid to) provided by the Company were as follows:

(in thousands)	Year ended July 31, 2022	For the period from May 31, 2021 to July 31, 2021
Net income of the VIE	$248	$54
Aggregate funding (repaid to) provided by the Company, net	$(94)	$8

The VIE’s summarized consolidated balance sheet amounts are as follows:

July 31 (in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$1,808	$1,364
Restricted cash	4,490	3,848
Trade accounts receivable, net	31	91
Prepaid expenses	14	344
Other current assets	1,387	858
Due from the Company	86	—
Property, plant, and equipment, net	467	637
Other intangibles, net	889	1,042
TOTAL ASSETS	$9,172	$8,184
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$—	$312
Accrued expenses	20	26
Other current liabilities	5,559	4,491
Due to the Company	—	8
Accumulated other comprehensive loss	(9)	(7)
Noncontrolling interests	3,602	3,354
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$9,172	$8,184

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14—Other Operating (Expense) Gain, Net

The following table summarizes the other operating (expense) gain, net by business segment:

Year ended July 31 (in thousands)	2022	2021	2020
Corporate —Straight Path Communications Inc. class action legal fees	$(7,671)	$(2,876)	$(3,658)
Corporate —Straight Path Communications Inc. class action insurance claims	6,635	3,101	3,127
Fintech—other	20	45	—
net2phone—write-off of contingent consideration liability	303	—	—
net2phone—other	(10)	(100)	(638)
Traditional Communications—gain from sale of rights under class action lawsuit	—	2,000	—
Traditional Communications—net2phone indemnification claim	(96)	(472)	(1,244)
Traditional Communications— accrual for non-income related taxes related to a foreign subsidiary	—	—	(2,150)
Traditional Communications—other	(7)	(967)	(500)
TOTAL	$(826)	$731	$(5,063)

Straight Path Communications Inc. Class Action

As discussed in Note 23, the Company (as well as other defendants) has been named in a pending putative class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”), and a derivative complaint. The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in fiscal 2022, fiscal 2021, and fiscal 2020.

Write-off of Contingent Consideration

In fiscal 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition consummated in December 2019 would not be met before the expiration date for such contingency. The Company recognized a gain on the write-off of the contingent consideration payment obligation.

Gain from Sale of Rights under Class Action Lawsuit

On December 21, 2020, the Company received $2.0 million from the sale to a third party of all its rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation related to claims that merchants paid excessive fees to accept Visa and Mastercard cards between January 1, 2004 and January 25, 2019.

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

Note 15—Revolving Credit Facility and Note Payable

Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2022 and 2021, there were no amounts outstanding under this facility. In fiscal 2022, IDT Telecom borrowed and repaid an aggregate of $2.6 million under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2022 and 2021, IDT Telecom was in compliance with all of the covenants.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 16—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2022	2021
Carrier minutes termination	$28,869	$35,738
Regulatory fees and taxes	48,146	52,292
Compensation costs	16,145	15,465
Maintenance and support	2,122	3,258
Commissions (money transfer and Mobile Top-Up)	3,204	3,213
Legal and professional fees	6,601	6,134
Other	12,022	12,985
TOTAL	$117,109	$129,085

Note 17—Redeemable Noncontrolling Interest

On September 29, 2021, NRS sold shares of its Class B common stock representing 2.5% of its outstanding capital stock on a fully diluted basis to Alta Fox Opportunities Fund LP (“Alta Fox”) for cash of $10 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

The shares of NRS’ Class B common stock sold to Alta Fox have been classified as mezzanine equity in the accompanying consolidated balance sheet because they may be redeemed at the option of Alta Fox, although the shares are not mandatorily redeemable. The carrying amount of the shares includes the noncontrolling interest in the net income of NRS.

Note 18—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2022	2021	2020
Foreign currency transaction (losses) gains	$(1,742)	$1,009	$370
Equity in net loss of investee	(2,951)	(1,099)	—
Write-off of tax assets related to prior periods	—	—	(1,346)
(Losses) gains on investments	(19,248)	8,830	(336)
Other	(1,411)	(824)	45
TOTAL	$(25,352)	$7,916	$(1,267)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 19—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2022	2021	2020
Domestic	$25,025	$60,969	$13,380
Foreign	9,858	4,255	4,338
INCOME BEFORE INCOME TAXES	$34,883	$65,224	$17,718

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2022	2021
Deferred income tax assets:
Bad debt reserve	$959	$1,011
Accrued expenses	3,570	3,456
Stock options and restricted stock	42	980
Charitable contributions	730	778
Depreciation	(640)	(373)
Unrealized gain	2,895	(1,826)
Net operating loss	40,733	49,368
Deferred revenue	—	(352)
Total deferred income tax assets	48,289	53,042
Valuation allowance	(11,588)	(11,540)
NET DEFERRED INCOME TAX ASSETS	$36,701	$41,502

The (provision for) benefit from income taxes consist of the following:

Year ended July 31 (in thousands)	2022	2021	2020
Current:
Federal	$(45)	$—	$—
State and local	(863)	(512)	(46)
Foreign	(729)	(811)	(177)
	(1,637)	(1,323)	(223)
Deferred:
Federal	(2,596)	26,408	8,345
State and local	(19)	(57)	12
Foreign	(1,626)	6,639	(4,434)
	(4,241)	32,990	3,923
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(5,878)	$31,667	$3,700

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2022	2021	2020
U.S. federal income tax at statutory rate	$(7,325)	$(13,697)	$(3,721)
Valuation allowance	1,147	47,862	15,470
Foreign tax rate differential	(1,059)	(190)	(3,702)
Nondeductible expenses	2,044	(636)	(813)
Other	1	299	88
Foreign restructuring	—	(1,510)	(3,266)
State and local income tax, net of federal benefit	(686)	(461)	(356)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(5,878)	$31,667	$3,700

The Company’s cumulative undistributed foreign earnings are included in accumulated deficit in the Company’s consolidated balance sheets and consisted of approximately $297 million at July 31, 2022. The Company has concluded that the earnings remain permanently reinvested.

At July 31, 2022, the Company had U.S. federal net operating loss carryforwards of approximately $100 million. These loss carryforwards are available to offset future U.S. federal taxable income. U.S. federal net operating loss carryforwards of $97 million expire in fiscal 2027 through fiscal 2038, and $3 million do not expire. The Company has foreign net operating loss carryforwards of approximately $75 million, of which approximately $63 million does not expire, approximately $11 million expires in two to ten years and approximately $1 million expires in twenty years. These foreign loss carryforwards are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, has additional U.S. federal net operating loss carryforwards of approximately $14 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating loss carryforwards do not include any excess benefits related to stock options or restricted stock.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2022
Reserves deducted from deferred income taxes, net:
Valuation allowance	$11,540	$48	$—	$11,588
2021
Reserves deducted from deferred income taxes, net:
Valuation allowance	$58,700	$835	$(47,995)	$11,540
2020
Reserves deducted from deferred income taxes, net:
Valuation allowance	$74,170	$—	$(15,470)	$58,700

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2022 and 2021, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2022, fiscal 2021, and fiscal 2020. At July 31, 2022, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2022, fiscal 2021, and fiscal 2020, the Company did not record any interest and penalties on income taxes. At July 31, 2022 and 2021, there was no accrued interest included in current income taxes payable.

In September 2017, the Company, IDT DT, and certain other affiliates were certified by the New Jersey Economic Development Authority (“NJEDA”) as having met all of the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The program provides for credits against a corporation’s New Jersey corporate business tax liability and that, tax credits may be sold subject to certain conditions. The tax credits are dependent on the corporation maintaining a minimum number of employees in New Jersey. The Company has applied for several years of credits. To date, only the Company’s report for its 2019 tax filing period has received an award recommendation from the NJEDA. The award recommendation was in the amount of $1.8 million and is subject to the NJEDA’s quality control and quality assurance review.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2019 to fiscal 2022, state and local tax returns generally for fiscal 2018 to fiscal 2022, and foreign tax returns generally for fiscal 2018 to fiscal 2022.

Note 20—Equity

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

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors has authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2022, the Company repurchased 554,744 shares of Class B common stock for an aggregate purchase price of $13.4 million. In fiscal 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. In fiscal 2020, the Company repurchased 671,117 shares of Class B common stock for an aggregate purchase price of $4.2 million. At July 31, 2022, 5.2 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2022, fiscal 2021, and fiscal 2020, the Company paid $9.0 million, $1.3 million, and $0.3 million, respectively, to repurchase 200,438; 109,381; and 37,348 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and lapsing of restrictions on restricted stock. Such shares are repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Note 21—Stock-Based Compensation

Stock-Based Compensation Plan

The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, limited rights, DSUs, and restricted stock. On December 15, 2021, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares. On December 12, 2019, the Company’s stockholders approved an amendment to the 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 0.4 million shares. At July 31, 2022, the Company had 1.7 million shares of Class B common stock reserved for awards made under the 2015 Stock Option and Incentive Plan and 0.1 million shares were available for future grants.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. No option awards were granted in fiscal 2022, fiscal 2021, or fiscal 2020. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2021	1,035	$14.89
Granted	—	—
Exercised	(1,010)	(14.92)
Cancelled / Forfeited	—	—
OUTSTANDING AT JULY 31, 2022	25	$13.72	2.1	$308
EXERCISABLE AT JULY 31, 2022	25	$13.72	2.1	$308

In fiscal 2022, fiscal 2021, and fiscal 2020, the Company received cash from the exercise of stock options of $0.1 million, $0.7 million, and $0.3 million, respectively, for which the Company issued 1,010,000; 81,041; and 32,551 shares, respectively, of its Class B common stock. The total intrinsic value of options exercised during fiscal 2022, fiscal 2021, and fiscal 2020 was $19.7 million, $0.2 million, and $16,000, respectively. At July 31, 2022, there was no unrecognized compensation cost related to non-vested stock options.

The stock options exercised in fiscal 2022 included the exercise in April 2022 by Howard S. Jonas of stock options for 1.0 million shares of the Company’s Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of the Company’s Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options. In addition, Mr. Jonas tendered 137,364 shares of the Company’s Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested restricted shares at July 31, 2021	195	$4.49
Granted	6	39.65
Vested	(198)	(5.19)
Forfeited	—	—
NON-VESTED RESTRICTED SHARES AT JULY 31, 2022	3	$31.80

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2022, there was $0.1 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 1.4 years. The total grant date fair value of shares vested in fiscal 2022, fiscal 2021, and fiscal 2020 was $1.0 million, $0.2 million, and $0.3 million, respectively.

Deferred Stock Units Equity Incentive Program

The Company had an equity incentive program in the form of DSUs that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. Subject to continued full time employment or other service to the Company, the DSUs were eligible for vesting in three equal amounts on each of January 6, 2020, January 5, 2021, and January 5, 2022. The number of shares issuable on each vesting date varied between 50% to 200% of the number of DSUs that vested on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the market price at the time of the grant.

On January 5, 2022, January 5, 2021, and January 6, 2020, in accordance with the program and based on elections made by certain grantees, the Company issued 301,296; 283,838; and 100,284 shares, respectively, of its Class B common stock in respect of vested DSUs.

Effective as of September 21, 2020, the Company also granted 4,000 DSUs that, upon vesting, entitled the grantee to receive shares of the Company’s Class B common stock. In September 2022 and September 2021, the Company issued 1,333 and 1,334 shares, respectively, of its Class B common stock in respect of vested DSUs. The remaining 1,333 DSUs are eligible for vesting on September 22, 2023.

A summary of the status of the Company’s grants of DSUs is presented below:

	Number of Non-vested DSUs (in thousands)	Weighted-Average Grant- Date Fair Value
Non-vested shares at July 31, 2021	154	$10.39
Granted	4	6.96
Vested	(152)	(10.34)
Forfeited	(3)	(11.19)
NON-VESTED SHARES AT JULY 31, 2022	3	$6.96

At July 31, 2022, there was $11,000 of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of DSUs vested in fiscal 2022, fiscal 2021, and fiscal 2020 was $1.6 million, $1.5 million, and $1.1 million, respectively.

NRS Restricted Stock Grants

In February 2022, restricted shares of NRS’ Class B common stock representing 0.4% of its outstanding capital stock on a fully diluted basis were granted to certain employees of the Company for services provided. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $1.2 million for these grants, based on the estimated fair value on the grant date.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock representing 1.2% of its outstanding capital stock on a fully diluted basis were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The Company estimated that the fair value of the restricted shares on the grant date was $3.3 million, which will be recognized over the vesting period.

Grant of Restricted Equity in net2phone 2.0, Inc.

On December 31, 2020, a compensatory arrangement with each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received fifty restricted shares of net2phone 2.0’s Class B common stock, which represented an aggregate of 10% of net2phone 2.0’s issued and outstanding common stock at July 31, 2022. The restricted shares will vest if: (a) for any fiscal quarter of net2phone 2.0 between November 1, 2020 and October 31, 2023, net2phone 2.0 records subscription revenue that is at least $18 million, and (b) as of October 31, 2023, net2phone 2.0’s valuation is $100 million or more. The restricted shares will also vest in the event, prior to October 31, 2023, net2phone 2.0 or its assets are sold at an equity valuation and on a cash-free basis of $100 million or more, regardless of whether the revenue threshold was satisfied prior thereto. The restricted shares entitle each grantee to proceeds only on a sale, spin-off, initial public offering, or other monetization of net2phone 2.0 and have protection from dilution for the first $15 million invested in net2phone 2.0 following the grant. It is probable that these restricted shares will vest by October 31, 2023. The aggregate estimated fair value on the grant date was $0.2 million based on a Monte Carlo simulation of a range of possible future revenue amounts on risk-neutral basis, to which a net revenue multiple was applied to determine the future enterprise value. The aggregate estimated fair value is being recognized over the vesting period.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at July 31, 2019	$—	$(4,858)	$(4,858)
Other comprehensive income (loss) attributable to IDT Corporation	42	(2,594)	(2,552)
Balance at July 31, 2020	42	(7,452)	(7,410)
Other comprehensive loss attributable to IDT Corporation	(51)	(2,722)	(2,773)
Balance at July 31, 2021	(9)	(10,174)	(10,183)
Other comprehensive loss attributable to IDT Corporation	(537)	(585)	(1,122)
BALANCE AT JULY 31, 2022	$(546)	$(10,759)	$(11,305)

Note 23—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020 and, to a large degree, continue to work-from-home. Beginning in the fourth quarter of fiscal 2021, certain of the Company’s employees returned to work in the Company’s offices on a hybrid basis. The Company’s salespeople, customer service employees, technicians, and delivery employees continue to serve its independent retailers, channel partners, and customers with minimal interruption.

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the fourth quarter of fiscal 2022.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. On February 17, 2022, the court denied the Company’s motion for summary judgment. On March 10, 2022, JDS1, LLC withdrew its application to serve as class representative and lead plaintiff. On May 16, 2022, the court denied The Arbitrage Fund’s motion to serve as class representative and lead plaintiff, and approved intervenor Ardell Howard’s motion to serve as class representative. The trial commenced on August 29, 2022 for a period of five days. The trial is currently scheduled to continue and conclude in December 2022. The Company is vigorously defending this matter (see Note 14). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At July 31, 2022 and 2021, the Company’s accrued expenses included $33.2 million and $38.3 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At July 31, 2022, the Company had purchase commitments of $4.7 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2022, the Company had aggregate performance bonds of $22.0 million outstanding.

FCC Investigation of Straight Path Spectrum LLC

On September 20, 2016, the Company received a letter of inquiry from the Enforcement Bureau of the FCC requesting certain information and materials related to an investigation of potential violations by Straight Path Spectrum LLC (formerly a subsidiary of the Company and Straight Path) in connection with licenses to operate on the 28 GHz and 39 GHz bands of the Fixed Microwave Services. The Company cooperated with the FCC in this matter. On August 24, 2022, the Enforcement Bureau of the FCC’s Spectrum Enforcement Division informed the Company that the Bureau had completed its review of the record regarding the renewal of spectrum licenses included in the Company’s spin-off of Straight Path and, at this time, does not plan to take further action in the matter.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 24—Related Party Transactions

Rafael Holdings, Inc.

In connection with the spin-off of Rafael in March 2018, the Company and Rafael entered into a Transition Services Agreement pursuant to which certain administrative and other services are provided by the Company and Rafael. The Company charged Rafael $0.3 million, $0.3 million, and $0.4 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, for services provided, net of the amounts charged by Rafael to the Company. At July 31, 2022 and 2021, other current assets reported in the Company’s consolidated balance sheets included net receivable from Rafael of $0.1 million and $0.2 million, respectively.

See Note 4 for the Company’s lease arrangements with Rafael.

Genie Energy Ltd.

The Company entered into a Transition Services Agreement with Genie Energy Ltd. (“Genie”) prior to the spin-off of Genie in October 2011, which provides for certain services to be performed by the Company and Genie. The Company charged Genie $1.3 million, $1.3 million, and $1.1 million in fiscal 2022, fiscal 2021, and fiscal 2020, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At July 31, 2022 and 2021, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.4 million and $0.2 million, respectively.

Other Related Party Transactions

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $2,000; $9,000; and $15,000 in fiscal 2022, fiscal 2021, and fiscal 2020, respectively. The balance owed to the Company by Jonas Media Group was $2,000 and $26,000 as of July 31, 2022 and 2021, respectively. In September 2020, the Company reduced its fiscal 2021 billings by $7,000. The adjusted amount owed to the Company by Jonas Media Group was $19,000.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce J. Mason, the Company’s General Counsel, and brother-in-law of Howard S. Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $76,000 in fiscal 2022, $63,000 in fiscal 2021, and $63,000 in fiscal 2020. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

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

The Company had loans receivable outstanding from employees aggregating $0.5 million and $0.2 million at July 31, 2022 and 2021, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 25—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. On May 27, 2021, the Company contributed 35,839 newly issued shares of its Class B common stock to the Company’s 401(k) Plan for $1.0 million of matching contributions. In fiscal 2022, fiscal 2021, and fiscal 2020, the Company’s expense related to the plan was $1.0 million, $0.8 million, and $1.0 million, respectively. The Company’s Class A common stock and Class B common stock are not investment options for the plan’s participants.

