Form 10-Q
period 2022-10-31
IDT CORP
filed 2022-12-13
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒ No ☐

As of December 7, 2022, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,934,705 shares outstanding (excluding 3,829,654 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2022	July 31, 2022
	(Unaudited)	(Note 1)
	(in thousands)
Assets
Current assets:
Cash and cash equivalents	$107,895	$98,352
Restricted cash and cash equivalents	90,880	91,210
Debt securities	19,811	22,303
Equity investments	9,369	17,091
Trade accounts receivable, net of allowance for doubtful accounts of $6,193 at October 31, 2022 and $5,882 at July 31, 2022	57,875	64,315
Disbursement prefunding	28,356	21,057
Prepaid expenses	15,057	17,526
Other current assets	31,834	30,773
Total current assets	361,077	362,627
Property, plant, and equipment, net	37,425	36,866
Goodwill	26,250	26,380
Other intangibles, net	9,103	9,609
Equity investments	6,916	7,426
Operating lease right-of-use assets	6,737	7,210
Deferred income tax assets, net	33,029	36,701
Other assets	10,156	10,275
Total assets	$490,693	$497,094
Liabilities and equity
Current liabilities:
Trade accounts payable	$31,670	$29,080
Accrued expenses	107,374	117,109
Deferred revenue	35,383	36,531
Customer deposits	83,614	85,764
Other current liabilities	34,715	36,588
Total current liabilities	292,756	305,072
Operating lease liabilities	4,175	4,606
Other liabilities	4,999	6,588
Total liabilities	301,930	316,266
Commitments and contingencies
Redeemable noncontrolling interest	10,324	10,191
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2022 and July 31, 2022	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,765 and 27,725 shares issued and 23,935 and 24,112 shares outstanding at October 31, 2022 and July 31, 2022, respectively	278	277
Additional paid-in capital	297,191	296,005
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,830 and 3,613 shares of Class B common stock at October 31, 2022 and July 31, 2022, respectively	(106,906)	(101,565)
Accumulated other comprehensive loss	(11,672)	(11,305)
Accumulated deficit	(4,828)	(15,830)
Total IDT Corporation stockholders’ equity	174,096	167,615
Noncontrolling interests	4,343	3,022
Total equity	178,439	170,637
Total liabilities and equity	$490,693	$497,094

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,
	2022	2021
	(in thousands, except per share data)

Revenues	$321,816	$370,083
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	231,636	291,625
Selling, general and administrative (i)	65,864	60,113
Depreciation and amortization	4,790	4,446
Severance	100	38
Total costs and expenses	302,390	356,222
Other operating gain (expense), net (see Note 10)	800	(88)
Income from operations	20,226	13,773
Interest income, net	509	13
Other expense, net	(3,842)	(16,216)
Income (loss) before income taxes	16,893	(2,430)
(Provision for) benefit from income taxes	(4,338)	85
Net income (loss)	12,555	(2,345)
Net (income) attributable to noncontrolling interests	(1,553)	(133)
Net income (loss) attributable to IDT Corporation	$11,002	$(2,478)
Earnings (loss) per share attributable to IDT Corporation common stockholders:
Basic	$0.43	$(0.10)
Diluted	$0.43	$(0.10)
Weighted-average number of shares used in calculation of earnings (loss) per share:
Basic	25,603	25,566
Diluted	25,616	25,566

(i) Stock-based compensation included in selling, general and administrative expenses	$572	$285

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Net income (loss)	$12,555	$(2,345)
Other comprehensive (loss) income:
Change in unrealized gain on available-for-sale securities	(222)	(111)
Foreign currency translation adjustments	(145)	1,068
Other comprehensive (loss) income	(367)	957
Comprehensive income (loss)	12,188	(1,388)
Comprehensive (income) attributable to noncontrolling interests	(1,553)	(133)
Comprehensive income (loss) attributable to IDT Corporation	$10,635	$(1,521)

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended October 31, 2022 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2022	$33	$277	$296,005	$(101,565)	$(11,305)	$(15,830)	$3,022	$170,637
Repurchases of Class B common stock through repurchase program	—	—	—	(5,006)	—	—	—	(5,006)
Restricted Class B common stock purchased from employees	—	—	—	(335)	—	—	—	(335)
Stock issued to certain executive officers for bonus payments	—	—	615	—	—	—	—	615
Stock-based compensation	—	1	571	—	—	—	—	572
Distributions to noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Other comprehensive loss	—	—	—	—	(367)	—	—	(367)
Net income	—	—	—	—	—	11,002	1,420	12,422
BALANCE AT OCTOBER 31, 2022	$33	$278	$297,191	$(106,906)	$(11,672)	$(4,828)	$4,343	$178,439

	Three Months Ended October 31, 2021 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2021	$33	$264	$278,021	$(60,413)	$(10,183)	$(42,858)	$1,750	$166,614
Restricted Class B common stock purchased from employee	—	—	—	(26)	—	—	—	(26)
Stock-based compensation	—	—	285	—	—	—	—	285
Distributions to noncontrolling interests	—	—	—	—	—	—	(183)	(183)
Other comprehensive income	—	—	—	—	957	—	—	957
Net loss	—	—	—	—	—	(2,478)	123	(2,355)
BALANCE AT OCTOBER 31, 2021	$33	$264	$278,306	$(60,439)	$(9,226)	$(45,336)	$1,690	$165,292

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Operating activities
Net income (loss)	$12,555	$(2,345)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,790	4,446
Deferred income taxes	3,672	(413)
Provision for doubtful accounts receivable	430	716
Net unrealized loss from marketable securities	1,846	13,386
Stock-based compensation	572	285
Other	756	1,718
Changes in assets and liabilities:
Trade accounts receivable	5,185	(5,638)
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(7,123)	(7,563)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(6,970)	3,265
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	2,865	(13,069)
Deferred revenue	(394)	(641)
Net cash provided by (used in) operating activities	18,184	(5,853)
Investing activities
Capital expenditures	(5,172)	(4,353)
Purchase of convertible preferred stock in equity method investment	—	(1,051)
Purchases of debt securities and equity investments	(2,058)	(6,260)
Proceeds from maturities and sales of debt securities and redemption of equity investments	11,472	3,867
Net cash provided by (used in) investing activities	4,242	(7,797)
Financing activities
Distributions to noncontrolling interests	(99)	(183)
Proceeds from other liabilities	300	2,302
Repayment of other liabilities	(1,916)	(1,242)
Proceeds from sale of redeemable equity in subsidiary	—	10,000
Repurchases of Class B common stock	(5,341)	(26)
Net cash (used in) provided by financing activities	(7,056)	10,851
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(6,157)	(2,257)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	9,213	(5,056)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	189,562	226,916
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$198,775	$221,860

Supplemental Schedule of Non-Cash Financing Activities
Stock issued to certain executive officers for bonus payments	$615	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023. The balance sheet at July 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2023 refers to the fiscal year ending July 31, 2023).

Note 2—Business Segment Information

As of August 1, 2022, the Company revised its reportable business segments primarily to reflect the growth of its financial technology businesses and their increased contributions to the Company’s consolidated results. The Company’s four reportable business segments, Fintech, National Retail Solutions (“NRS”), net2phone, and Traditional Communications, reflect management’s current approach to analyzing results, its resource allocation strategy, and its assessment of business performance. NRS was previously included in the Company’s Fintech segment. In addition, certain lines of business were reclassified to the Fintech segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

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

The Fintech segment is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller financial services businesses, including Leaf Global Fintech Corporation (“Leaf”), a provider of digital wallet services in emerging markets, the Company’s variable interest entity (“VIE”) that operates money transfer businesses (see Note 9), and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

The NRS segment is an operator of a nationwide point of sale (“POS”) network providing payment processing, digital advertising, transaction data, and ancillary services.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2022
Revenues	$19,887	$19,313	$16,950	$265,666	$—	$321,816
Income (loss) from operations	1,512	5,231	(1,056)	17,263	(2,724)	20,226

Three Months Ended October 31, 2021
Revenues	$14,230	$10,072	$12,913	$332,868	$—	$370,083
(Loss) income from operations	(1,595)	1,347	(4,193)	20,324	(2,110)	13,773

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
BOSS Money	$17,554	$12,094
Other	2,333	2,136
Total Fintech	19,887	14,230
National Retail Solutions	19,313	10,072
net2phone	16,950	12,913
Mobile Top-Up	109,048	128,485
BOSS Revolution Calling	86,253	105,969
IDT Global	61,611	89,195
Other	8,754	9,219
Total Traditional Communications	265,666	332,868
Total	$321,816	$370,083

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2022
United States	$19,255	$19,313	$8,802	$184,838	$232,208
Outside the United States:
United Kingdom	—	—	—	68,940	68,940
Other	632	—	8,148	11,888	20,668
Total outside the United States	632	—	8,148	80,828	89,608
Total	$19,887	$19,313	$16,950	$265,666	$321,816

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2021
United States	$13,800	$10,072	$6,824	$236,926	$267,622
Outside the United States:
United Kingdom	—	—	—	81,743	81,743
Other	430	—	6,089	14,199	20,718
Total outside the United States	430	—	6,089	95,942	102,461
Total	$14,230	$10,072	$12,913	$332,868	$370,083

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at October 31, 2022 and July 31, 2022 primarily had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$17,906	$22,456

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31, 2022	July 31, 2022
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,240	$4,085
Deferred customer contract acquisition costs included in “Other assets”	3,424	3,469
Total	$7,664	$7,554

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,176	$1,012

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

The Company leases office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. The Company’s lease in that building continues with the new owner. The Company leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company (an executive officer position) and the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended October 31, 2022, the Company incurred lease costs of $0.2 million in connection with the Rafael leases, which excludes Newark lease costs after August 22, 2022. In the three months ended October 31, 2021, the Company incurred lease costs of $0.5 million in connection with the Rafael leases. Lease costs incurred in connection with the Rafael leases is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Operating lease cost	$767	$700
Short-term lease cost	269	347
Total lease cost	$1,036	$1,047

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$764	$695

	October 31, 2022	July 31, 2022
Weighted-average remaining lease term-operating leases	2.6 years	2.8 years

Weighted-average discount rate-operating leases	3.2%	3.0%

In the three months ended October 31, 2022, the Company entered into new leases with an aggregate operating lease liability of $0.3 million. The Company’s aggregate operating lease liability was as follows:

	October 31, 2022	July 31, 2022
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,868	$2,899
Operating lease liabilities included in noncurrent liabilities	4,175	4,606
Total	$7,043	$7,505

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending October 31:
2023	$3,048
2024	2,609
2025	1,398
2026	139
2027	142
Thereafter	12
Total lease payments	7,348
Less imputed interest	(305)
Total operating lease liabilities	$7,043

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	October 31, 2022	July 31, 2022
	(in thousands)
Cash and cash equivalents	$107,895	$98,352
Restricted cash and cash equivalents	90,880	91,210
Total cash, cash equivalents, and restricted cash and cash equivalents	$198,775	$189,562

At October 31, 2022 and July 31, 2022, restricted cash and cash equivalents included $84.4 million and $86.6 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2022 and July 31, 2022, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $25.9 million and $17.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2022:
Certificates of deposit*	$2,000	$—	$(3)	$1,997
U.S. Treasury bills and notes	13,894	—	(114)	13,780
Corporate bonds	3,954	—	(650)	3,304
Municipal bonds	731	—	(1)	730
Total	$20,579	$—	$(768)	$19,811

July 31, 2022:
Certificates of deposit*	$2,000	$—	$(14)	$1,986
U.S. Treasury bills and notes	13,848	—	(114)	13,734
Corporate bonds	3,966	1	(416)	3,551
Municipal bonds	3,035	—	(3)	3,032
Total	$22,849	$1	$(547)	$22,303

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $11.5 million and $3.9 million in the three months ended October 31, 2022 and 2021, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2022 and 2021. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2022 were as follows:

Fair Value
(in thousands)
Within one year	$15,160
After one year through five years	2,840
After five years through ten years	1,568
After ten years	243
Total	$19,811

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2022:
Certificates of deposit	$3	$1,997
U.S. Treasury bills and notes	114	13,780
Corporate bonds	650	3,304
Municipal bonds	1	250
Total	$768	$19,331

July 31, 2022:
Certificates of deposit	$14	$1,986
U.S. Treasury bills and notes	114	13,734
Corporate bonds	416	3,514
Municipal bonds	3	2,412
Total	$547	$21,646

The following available-for-sale debt securities included in the tables above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2022:
U.S. Treasury bills and notes	$106	$856
Corporate bonds	605	3,018
Total	$711	$3,874
July 31, 2022:
U.S. Treasury bills and notes	$72	$892
Corporate bonds	234	1,731
Total	$306	$2,623

At October 31, 2022 and July 31, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	October 31, 2022	July 31, 2022
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2022 and July 31, 2022	$90	$117
Rafael Holdings, Inc. Class B common stock, 290,214 shares at October 31, 2022 and July 31, 2022	514	586
Other marketable equity securities	2,679	4,089
Fixed income mutual funds	6,086	12,299
Current equity investments	$9,369	$17,091

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,105	$1,132
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	1,230
Series B and Series C convertible preferred stock—equity method investment	349	1,001
Hedge funds	3,137	3,238
Other	2,325	825
Noncurrent equity investments	$6,916	$7,426

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

On July 28, 2022, in connection with Visa Inc.’s second mandatory release assessment, the Company received 58 shares of Visa Series A Preferred and the conversion adjustment for Visa Series C Preferred was reduced to 3.645. In August 2022, the 58 shares of Visa Series A Preferred were converted into 5,800 shares of Visa Class A common stock, which the Company sold for $1.3 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$1,401	$2,743
Adjustment for observable transactions involving a similar investment from the same issuer	(27)	(346)
Impairments	—	—
Balance, end of the period	$1,374	$2,397

The Company decreased the carrying value of the shares of Visa Series C Preferred it held by $27,000 and $0.3 million in the three months ended October 31, 2022 and 2021, respectively, based on the fair value of Visa Class A common stock and a discount for lack of current marketability.

Unrealized gains and losses for all equity investments measured at fair value included the following:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Net losses recognized during the period on equity investments	$(1,941)	$(14,494)
Plus: net losses recognized during the period on equity investments redeemed during the period	4	—
Unrealized losses recognized during the period on equity investments still held at the reporting date	$(1,937)	$(14,494)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Unrealized losses recognized during the period on equity investments:

Rafael Class B common stock	$(72)	$(12,494)
Zedge Class B common stock	$(27)	$(162)

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

The Company determined that on the dates of the acquisitions, there were differences of $3.4 million and $1.0 million between its investment in the EMI and its proportional interest in the equity of the EMI, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to the Company’s interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of operations, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other expense, net” (see Note 17).

As of October 31, 2022 and July 31, 2022, the Company had secured promissory notes from the EMI in exchange for loans of an aggregate of $3.4 million and $2.5 million, respectively. The notes provide for interest on the principal amount at 15% per annum payable monthly. The notes are due and payable in February 2023. As of October 31, 2022 and July 31, 2022, the notes were included in “Other current assets” in the accompanying consolidated balance sheets.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$1,001	$2,901
Purchase of convertible preferred stock	—	1,051
Equity in the net loss of investee	(470)	(441)
Amortization of equity method basis difference	(182)	(182)
Balance, end of period	$349	$3,329

Summarized financial information of the EMI was as follows:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Revenues	$1,873	$1,691
Costs and expenses:
Direct cost of revenues	1,694	1,462
Selling, general and administrative	1,636	1,889
Total costs and expenses	3,330	3,351
Loss from operations	(1,457)	(1,660)
Other expense	(344)	(1)
Net loss	$(1,801)	$(1,661)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2022
Debt securities	$13,780	$6,031	$—	$19,811
Equity investments included in current assets	9,369	—	—	9,369
Equity investments included in noncurrent assets	—	—	1,105	1,105
Total	$23,149	$6,031	$1,105	$30,285

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,203)	$(2,203)
Other noncurrent liabilities	—	—	(4,400)	(4,400)
Total	$—	$—	$(6,603)	$(6,603)

July 31, 2022
Debt securities	$13,734	$8,569	$—	$22,303
Equity investments included in current assets	17,091	—	—	17,091
Equity investments included in noncurrent assets	—	1,230	1,132	2,362
Total	$30,825	$9,799	$1,132	$41,756

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,578)	$(2,578)
Other noncurrent liabilities	—	—	(5,968)	(5,968)
Total	$—	$—	$(8,546)	$(8,546)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At October 31, 2022 and July 31, 2022, the Company had $3.1 million and $3.2 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$1,132	$2,465
Total losses included in “Other expense, net”	(27)	(346)

Balance, end of period	$1,105	$2,119

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Balance, beginning of period	$8,546	$1,025
Payments	(375)	—
Total gains included in:
“Other operating gain (expense), net”	(1,565)	—
“Foreign currency translation adjustment”	(3)	(10)

Balance, end of period	$6,603	$1,015

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—

In the three months ended October 31, 2022, the Company paid an aggregate of $0.4 million in contingent consideration related to prior acquisitions. In addition, in September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the acquisition of Leaf would not be met. The Company recorded a gain of $1.6 million on the write-off of this contingent consideration payment obligation, which was included in “Other operating gain (expense), net” in the accompanying consolidated statements of operations. There were no other changes in the estimated fair value of contingent consideration in the three months ended October 31, 2022.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At October 31, 2022 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2022 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

The Company is the primary beneficiary of a VIE that operates money transfer businesses. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. As a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying consolidated statements of operations.

The VIE’s net income and aggregate funding provided by (repaid to) the Company by the VIE were as follows:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Net income of the VIE	$140	$144

Aggregate funding provided by (repaid to) the Company, net	$97	$(3)

The VIE’s summarized consolidated balance sheet amounts are as follows:

	October 31, 2022	July 31, 2022
	(in thousands)
Assets:
Cash and equivalents	$1,968	$1,808
Restricted cash	6,349	4,490
Trade accounts receivable, net	5	31
Prepaid expenses	165	14
Other current assets	1,030	1,387
Due from the Company	—	86
Property, plant, and equipment, net	422	467
Other intangibles, net	851	889
Total assets	$10,790	$9,172

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$—
Accrued expenses	43	20
Other current liabilities	7,022	5,559
Due to the Company	11	—
Accumulated other comprehensive loss	(28)	(9)
Noncontrolling interests	3,742	3,602
Total liabilities and noncontrolling interests	$10,790	$9,172

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Gain (Expense), Net

The following table summarizes the other operating gain (expense), net by business segment:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(2,512)	$(978)
Corporate—Straight Path Communications Inc. class action insurance claims	1,725	915
Fintech—write-off of contingent consideration liability	1,565	—
Fintech—other	33	—
Traditional Communications—cable telephony customer indemnification claim	(11)	(25)
Total other operating gain (expense), net	$800	$(88)

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) has been named in a pending putative class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”), and a derivative complaint. The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three months ended October 31, 2022 and 2021.

Write-off of Contingent Consideration Liability

In September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. The Company recognized a gain on the write-off of this contingent consideration payment obligation.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a cable telephony customer related to patent infringement claims brought against the customer.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2022 and July 31, 2022, there were no amounts outstanding under this facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2022 and July 31, 2022, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

Stock Issued to Certain Executive Officers for Bonus Payments

In the three months ended October 31, 2022, certain executive officers of the Company received performance bonuses for fiscal 2022 of an aggregate of $1.2 million, of which one-half was paid in cash and one-half was paid in shares of the Company’s Class B common stock. The Company issued 24,543 shares of its Class B common stock with an issued date value of $0.6 million for the bonus payments.

2015 Stock Option and Incentive Plan

In the three months ended October 31, 2022, the Company granted 15,000 shares of its Class B common stock to an employee. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $0.4 million for this grant, which was the fair value of the shares on the grant date.

On October 31, 2022 and November 3, 2022, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 50,000 shares. The amendment is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 14, 2022.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2022, the Company repurchased 203,436 shares of its Class B common stock for an aggregate purchase price of $5.0 million. There were no repurchases under the program in the three months ended October 31, 2021. At October 31, 2022, 5.0 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2022 and 2021, the Company paid $0.3 million and $26,000, respectively, to repurchase 13,403 and 627 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of deferred stock units (“DSUs”), and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program in the form of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On December 5, 2022, the Company granted 187,975 DSUs to certain of its executive officers and employees. Subject to continued full time employment or other service to the Company, the DSUs are scheduled to vest in three equal amounts on each of May 17, 2023, February 21, 2024, and February 25, 2025. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the price approved by the Compensation Committee of the Company’s Board of Directors based on the market price at the time of the grant. In addition, the grantee will have the right to elect a later vesting date no later than April 14, 2023 for the May 17, 2023 vesting date, and no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on the then upcoming vesting date and any DSUs that do not vest based in the grantee’s election, will be eligible to vest on the subsequent scheduled vesting date. The Company’s estimate of the fair value of the DSUs on the date of grant is in process. The estimated grant date fair value will be recognized on a graded vesting basis over the requisite service periods ending in February 2025.

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

The shares of NRS’ Class B common stock sold to Alta Fox have been classified as mezzanine equity in the accompanying consolidated balance sheets because they may be redeemed at the option of Alta Fox, although the shares are not mandatorily redeemable. The carrying amount of the shares includes the noncontrolling interest in the net income of NRS. In the three months ended October 31, 2022 and 2021, the net income attributable to the mezzanine equity’s noncontrolling interest was $133,000 and $10,000, respectively.

Note 14— Earnings (Loss) Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings (loss) per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Basic weighted-average number of shares	25,603	25,566
Effect of dilutive securities:
Stock options	12	—
Non-vested restricted Class B common stock	1	—
Diluted weighted-average number of shares	25,616	25,566

The following shares were excluded from the calculation of diluted earnings (loss) per share:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Stock options	—	1,035
Non-vested restricted Class B common stock	—	352
Shares excluded from the calculation of diluted earnings per share	—	1,387

The diluted loss per share equals basic loss per share in the three months ended October 31, 2021 because the Company had a net loss and the impact of the assumed exercise of stock options and the vesting of restricted stock would have been anti-dilutive.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2022	$(546)	$(10,759)	$(11,305)
Other comprehensive loss attributable to IDT Corporation	(222)	(145)	(367)
Balance, October 31, 2022	$(768)	$(10,904)	$(11,672)

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

COVID-19 had mixed financial impacts on the Company beginning in the third quarter of fiscal 2020 and continuing through the first quarter of fiscal 2023.

Legal Proceedings

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. On February 17, 2022, the court denied the Company’s motion for summary judgment. On March 10, 2022, JDS1, LLC withdrew its application to serve as class representative and lead plaintiff. On May 16, 2022, the court denied The Arbitrage Fund’s motion to serve as class representative and lead plaintiff, and approved intervenor Ardell Howard’s motion to serve as class representative. The trial commenced on August 29, 2022 for a period of five days. The trial continued beginning on December 5, 2022 and is currently scheduled to conclude by December 13, 2022. The Company is vigorously defending this matter (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, is currently under audit by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company has, in accordance with audit procedures, appealed certain of the findings. The Company awaits a final decision by USAC on the preliminary audit findings. Depending on the findings contained in the final decision, the Company may further appeal to the FCC. Although a final decision remains pending, the Company has been invoiced $2.9 million and $1.8 million on behalf of the Federal Telecommunications Relay Services Fund and on behalf of the Universal Service Fund, respectively. The Company does not intend to remit payment for these fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At October 31, 2022 and July 31, 2022, the Company’s accrued expenses included $31.9 million and $33.2 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2022, the Company had purchase commitments of $6.0 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2022, the Company had aggregate performance bonds of $23.0 million outstanding.

Note 17—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended October 31,
	2022	2021
	(in thousands)
Foreign currency transaction losses	$(1,030)	$(250)
Equity in net loss of investee	(652)	(623)
Losses on investments	(1,941)	(14,494)
Other	(219)	(849)
Total other expense, net	$(3,842)	$(16,216)

Note 18—Recently Issued Accounting Standards Not Yet Adopted

In June 2022, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. The Company will adopt the amendments in this ASU prospectively on August 1, 2024. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators, and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. The Company will adopt the new standard on August 1, 2023. The Company does not expect the new standard to have a material impact on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2022. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities will be required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to current practice, except the losses will be recognized as allowances instead of reductions in the amortized cost of the securities. In addition, an entity will have to disclose significantly more information about allowances, credit quality indicators, and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings. We will adopt the new standard on August 1, 2023. We do not expect the new standard to have a material impact on our consolidated financial statements.

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

As of the date of this Quarterly Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2022 will be sufficient to meet our anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2023. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics: active point of sale, or POS, terminals, payment processing accounts, recurring revenue, seats, subscription revenue, and minutes of use.

NRS uses two key metrics, among others, to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that are being installed. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with U.S. GAAP, excluding its revenue from POS terminal sales.

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

Three Months Ended October 31, 2022 Compared to Three Months Ended October 31, 2021

As of August 1, 2022, we revised our reportable business segments primarily to reflect the growth of our financial technology businesses and their increased contributions to our consolidated results. Our four reportable business segments, Fintech, NRS, net2phone, and Traditional Communications, reflect management’s current approach to analyzing results, its resource allocation strategy, and its assessment of business performance. NRS was previously included in our Fintech segment. In addition, certain lines of business were reclassified to the Fintech segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

Fintech Segment

Fintech, which represented 6.2% and 3.8% of our total revenues in the three months ended October 31, 2022 and 2021, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller financial services businesses, including Leaf Global Fintech Corporation, or Leaf, a provider of digital wallet services in emerging markets, our variable interest entity, or VIE, that operates money transfer businesses, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended October 31,		Change
	2022	2021	$	%
	(in millions)
Revenues:
BOSS Money	$17.6	$12.1	$5.5	45.1%
Other	2.3	2.1	0.2	9.2

Total revenues	19.9	14.2	5.7	39.8
Direct cost of revenues	(8.3)	(6.0)	2.3	39.1
Selling, general and administrative	(11.1)	(9.3)	1.8	18.7
Depreciation and amortization	(0.6)	(0.5)	0.1	22.0
Other operating gain	1.6	—	(1.6)	nm

Income (loss) from operations	$1.5	$(1.6)	$3.1	194.8%

Revenues. Revenues from BOSS Money increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily because of increased transaction volume in BOSS Money’s direct-to-consumer digital and retail channels in the three months ended October 31, 2022 compared to the similar period in fiscal 2022, as well as the development and introduction of new platform functionalities enabling more flexible and granular pricing strategies. BOSS Money continues to benefit from its integration , beginning in October 2021, into our BOSS Revolution Calling app, as well as the continued expansion of its disbursement networks, particularly in Africa and the Caribbean.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to increased direct cost of revenues in BOSS Money’s direct-to-consumer digital and retail channels, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to increases in debit and credit card processing charges, employee compensation, and sales commissions. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 55.7% from 65.5% in the three months ended October 31, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain. In September 2022, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recognized a gain of $1.6 million on the write-off of this contingent consideration payment obligation.

National Retail Solutions Segment

NRS, which represented 6.0% and 2.7% of our total revenues in the three months ended October 31, 2022 and 2021, respectively, is an operator of a nationwide POS network providing payment processing, digital advertising, transaction data, and ancillary services.

	Three months ended October 31,		Change
	2022	2021	$	%
	(in millions)
Revenues:
Recurring	$17.8	$8.6	$9.2	107.2%
Other	1.5	1.5	—	1.4

Total revenues	19.3	10.1	9.2	91.7
Direct cost of revenues	(2.0)	(1.5)	0.5	39.0
Selling, general and administrative	(11.6)	(7.1)	4.5	62.8
Depreciation and amortization	(0.5)	(0.2)	0.3	198.2

Income from operations	$5.2	$1.3	$3.9	288.4%

	October 31,		Change
	2022	2021	#	%
	(in thousands)
Active POS terminals	20.7	15.1	5.6	37%
Payment processing accounts	11.3	6.8	4.5	66%

Revenues. Revenues increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 driven primarily by revenue growth from NRS’ digital out-of-home advertising and payment processing services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to the increase in NRS’ revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to increases in sales commissions and employee compensation. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 60.2% from 71.0% in the three months ended October 31, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

net2phone Segment

The net2phone segment, which represented 5.3% and 3.5% of our total revenues in the three months ended October 31, 2022 and 2021, respectively, is comprised of net2phone’s cloud communications offerings.

	Three months ended October 31,		Change
	2022	2021	$	%
	(in millions)
Revenues:
Subscription	$15.5	$11.7	$3.8	32.6%
Other	1.5	1.2	0.3	18.4

Total revenues	17.0	12.9	4.1	31.3
Direct cost of revenues	(2.9)	(2.5)	0.4	15.1
Selling, general and administrative	(13.8)	(13.3)	0.5	3.8
Depreciation and amortization	(1.4)	(1.3)	0.1	1.8

Loss from operations	$(1.1)	$(4.2)	$3.1	74.8%

	October 31,		Change
	2022	2021	#	%
	(in thousands)
Seats served	309	244	65	26%

nm—not meaningful

Revenues.  net2phone’s revenues increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 driven primarily by the growth in subscription revenue in the U.S. market. The increase in seats served at October 31, 2022 compared to October 31, 2021 included approximately 8,000 seats from net2phone’s contact center as a service business.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to the increase in revenues, with the largest increase in Latin America. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to an increase in sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses decreased to 81.5% from 103.1% in the three months ended October 31, 2022 and 2021, respectively.

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

Depreciation and Amortization. The increase in depreciation and amortization expense in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 was due to increased depreciation of net2phone’s telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Traditional Communications Segment

The Traditional Communications segment, which represented 82.5% and 90.0% of our total revenues in the three months ended October 31, 2022 and 2021, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of  international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended October 31,		Change
	2022	2021	$/#	%
	(in millions)
Revenues:
Mobile Top-Up	$109.0	$128.5	$(19.5)	(15.1)%
BOSS Revolution Calling	86.3	106.0	(19.7)	(18.6)
IDT Global	61.6	89.2	(27.6)	(30.9)
Other	8.8	9.2	(0.4)	(5.0)

Total revenues	265.7	332.9	(67.2)	(20.2)
Direct cost of revenues	(218.6)	(281.8)	(63.2)	(22.4)
Selling, general and administrative	(27.4)	(28.3)	(0.9)	(3.1)
Depreciation and amortization	(2.3)	(2.5)	(0.2)	(4.5)
Severance	(0.1)	—	0.1	nm

Income from operations	$17.3	$20.3	$(3.0)	(15.1)%

Minutes of use:
BOSS Revolution Calling	626	804	(178)	(22)%
IDT Global	1,706	2,060	(354)	(17)%

nm—not meaningful

Revenues. Revenues from Mobile Top-Up decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily from the industry-wide deterioration in a key corridor that was particularly impactful in the business-to-business wholesale and retail channels, partially offset by an increase in direct-to-consumer channel revenue.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to decreases in IDT Global, Mobile Top-Up, and BOSS Revolution Calling’s direct cost of revenues in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 mostly due to the decrease in revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily due to decreases in debit and credit card processing charges and sales commissions, partially offset by an increase in employee compensation. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 10.3% from 8.5% in the three months ended October 31, 2022 and 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 as more of our property, plant, and equipment became fully depreciated, partially offset by depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. In the three months ended October 31, 2022 and 2021, we incurred severance expense of $0.1 million and nil, respectively.

Corporate

	Three months ended October 31,		Change
	2022	2021	$	%
	(in millions)
General and administrative	$(1.9)	$(2.0)	$(0.1)	(5.4)%
Other operating expense, net	(0.8)	(0.1)	0.7	nm

Loss from operations	$(2.7)	$(2.1)	$(0.6)	(29.1)%

nm—not meaningful

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

General and Administrative. Corporate general and administrative expense decreased in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 primarily because of a decrease in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.6% and 0.5% in the three months ended October 31, 2022 and 2021, respectively.

Other Operating Expense, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending putative class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path, and a derivative complaint. We incurred legal fees of $2.5 million and $1.0 million in the three months ended October 31, 2022 and 2021, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $1.7 million and $0.9 million in the three months ended October 31, 2022 and 2021, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by our former subsidiary, Rafael Holdings, Inc., or Rafael. On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. Our lease in that building continues with the new owner. We lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three months ended October 31, 2022, we incurred lease costs of $0.2 million in connection with the Rafael leases, which excludes Newark lease costs after August 22, 2022. In the three months ended October 31, 2021, we incurred lease costs of $0.5 million in connection with the Rafael leases. Lease costs incurred in connection with the Rafael leases is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $0.6 million and $0.3 million in the three months ended October 31, 2022 and 2021, respectively. The increase was primarily due to expense from a grant to an employee of 15,000 shares of our Class B common stock in the three months ended October 31, 2022 as well as an increase in NRS’ stock-based compensation expense, partially offset by reductions in expense of deferred stock units, or DSUs, granted in June 2019. Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which will be recognized over the vesting period. At October 31, 2022, unrecognized compensation cost related to non-vested stock-based compensation was an aggregate of $3.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting periods that end in fiscal 2027.

	Three months ended October 31,		Change
	2022	2021	$	%
	(in millions)
Income from operations	$20.2	$13.8	$6.4	46.9%
Interest income, net	0.5	—	0.5	nm
Other expense, net	(3.8)	(16.2)	12.4	76.3
(Provision for) benefit from income taxes	(4.3)	0.1	(4.4)	nm

Net income (loss)	12.6	(2.3)	14.9	635.4
Net (income) attributable to noncontrolling interests	(1.6)	(0.2)	(1.4)	nm

Net income (loss) attributable to IDT Corporation	$11.0	$(2.5)	$13.5	(544.0)%

nm—not meaningful

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2022	2021
	(in millions)
Foreign currency transaction losses	$(1.0)	$(0.3)
Equity in the net loss of investee	(0.7)	(0.6)
Losses on investments	(1.9)	(14.5)
Other	(0.2)	(0.8)
Total other expense, net	$(3.8)	$(16.2)

We have an investment in series B and series C convertible preferred stock of a communications company (the equity method investee, or EMI), that represents 26.57% of the outstanding shares of the EMI on an as converted basis. We account for this investment using the equity method since the series B and series C convertible preferred stock are in-substance common stock, and we can exercise significant influence over the operating and financial policies of the EMI.

The losses on investments in the three months ended October 31, 2022 and 2021 included unrealized losses of $0.1 million and $12.5 million, respectively, on shares of Rafael’s Class B common stock.

(Provision for) Benefit from Income Taxes. The change in income tax expense in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2022 compared to the similar period in fiscal 2022 was primarily due to an increase in the net income of NRS as well as a reduction in the net loss of net2phone 2.0, Inc., which owns and operates our net2phone segment.

Liquidity and Capital Resources

As of the date of this Quarterly Report, including the impact of COVID-19, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2022 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2023.

At October 31, 2022, we had cash, cash equivalents, debt securities, and current equity investments of $137.1 million and working capital (current assets in excess of current liabilities) of $68.3 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At October 31, 2022, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $25.9 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at October 31, 2022:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$6.0	$6.0	$—	$—	$—
Connectivity obligations under service agreements	0.4	0.3	0.1	—	—
Operating leases including short-term leases	7.8	3.4	4.1	0.3	—

Total (1)	$14.2	$9.7	$4.2	$0.3	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $23.0 million in performance bonds, and up to $11.1 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Three months ended October 31,
	2022	2021
	(in millions)
Cash flows provided by (used in):
Operating activities	$18.2	$(5.9)
Investing activities	4.2	(7.8)
Financing activities	(7.1)	10.9
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(6.1)	(2.3)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$9.2	$(5.1)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $64.1 million at October 31, 2022 from $70.2 million at July 31, 2022 primarily due to amounts collected in the three months ended October 31, 2022 that were greater than billings during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $35.4 million at October 31, 2022 from $36.5 million at July 31, 2022 primarily due to decreases in the BOSS Revolution Calling and Mobile Top-Up deferred revenue balances.

Customer deposit liabilities at IDT Financial Services decreased to $83.6 million at October 31, 2022 from $85.8 million at July 31, 2022. Our restricted cash and cash equivalents included $84.4 million and $86.6 million at October 31, 2022 and July 31, 2022, respectively, held by IDT Financial Services.

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

Investing Activities

Our capital expenditures were $5.2 million and $4.4 million in the three months ended October 31, 2022 and 2021, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending October 31, 2023 will be $19 million to $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The purchases increased our ownership of the EMI’s outstanding shares to 26.57% from 23.95% on an as converted basis.

Purchases of debt securities and equity investments were $2.1 million and $6.3 million in the three months ended October 31, 2022 and 2021, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $11.5 million and $3.9 million in the three months ended October 31, 2022 and 2021, respectively.

Financing Activities

We distributed cash of $0.1 million and $0.2 million in the three months ended October 31, 2022 and 2021, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the three months ended October 31, 2022 and 2021, we received proceeds from financing-related other liabilities of $0.3 million and $2.3 million, respectively.

In the three months ended October 31, 2022 and 2021, we repaid financing-related other liabilities of $1.9 million and $1.2 million, respectively.

On September 29, 2021, NRS sold shares of its Class B common stock representing 2.5% of its outstanding capital stock on a fully diluted basis to Alta Fox Opportunities Fund LP, or Alta Fox, for cash of $10 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2022, we repurchased 203,436 shares of Class B common stock for an aggregate purchase price of $5.0 million. There were no repurchases under the program in the three months ended October 31, 2021. At October 31, 2022, 5.0 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2022 and 2021, we paid $0.3 million and $26,000, respectively, to repurchase 13,403 and 627 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of DSUs, and lapsing of restrictions on restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2022 and July 31, 2022, there were no amounts outstanding under this facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2022, IDT Telecom was in compliance with all of the covenants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 28% of our consolidated revenues in both the three months ended October 31, 2022 and 2021. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At October 31, 2022 and July 31, 2022, the value of our debt and equity securities was an aggregate of $36.1 million and $46.8 million, respectively, which represented 7% and 9%, respectively, of our total assets. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2022.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2022	—	$—	—	5,213,753
September 1–30, 2022 (2)	216,839	$24.60	203,436	5,010,317
October 1–31, 2022	—	$—	—	5,010,317
Total	216,839	$24.60	203,436

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Total number of shares purchased includes 13,403 shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of DSUs, and lapsing of restrictions on restricted stock. Such shares were repurchased by us based on their fair market value on the trading day immediately prior to the vesting date.

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

IDT CORPORATION

December 12, 2022	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

December 12, 2022	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

