Form 10-Q
period 2023-01-31
IDT CORP
filed 2023-03-13
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 8, 2023, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,952,533 shares outstanding (excluding 3,829,654 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2023	July 31, 2022
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$117,811	$98,352
Restricted cash and cash equivalents	89,867	91,210
Debt securities	29,777	22,303
Equity investments	9,213	17,091
Trade accounts receivable, net of allowance for doubtful accounts of $6,255 at January 31, 2023 and $5,882 at July 31, 2022	47,605	64,315
Disbursement prefunding	28,098	21,057
Prepaid expenses	14,611	17,526
Other current assets	36,559	30,773
Total current assets	373,541	362,627
Property, plant, and equipment, net	38,303	36,866
Goodwill	26,547	26,380
Other intangibles, net	8,985	9,609
Equity investments	6,687	7,426
Operating lease right-of-use assets	6,894	7,210
Deferred income tax assets, net	28,913	36,701
Other assets	10,641	10,275
Total assets	$500,511	$497,094

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$23,229	$29,080
Accrued expenses	110,580	117,109
Deferred revenue	34,998	36,531
Customer deposits	86,899	85,764
Other current liabilities	32,215	36,588
Total current liabilities	287,921	305,072
Operating lease liabilities	4,243	4,606
Other liabilities	4,944	6,588
Total liabilities	297,108	316,266
Commitments and contingencies
Redeemable noncontrolling interest	10,389	10,191
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2023 and July 31, 2022	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,782 and 27,725 shares issued and 23,952 and 24,112 shares outstanding at January 31, 2023 and July 31, 2022, respectively	278	277
Additional paid-in capital	298,649	296,005
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,830 and 3,613 shares of Class B common stock at January 31, 2023 and July 31, 2022, respectively	(106,906)	(101,565)
Accumulated other comprehensive loss	(13,711)	(11,305)
Retained earnings (accumulated deficit)	9,795	(15,830)
Total IDT Corporation stockholders’ equity	188,138	167,615
Noncontrolling interests	4,876	3,022
Total equity	193,014	170,637
Total liabilities, redeemable noncontrolling interest, and equity	$500,511	$497,094

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands, except per share data)

Revenues	$313,936	$337,058	$635,752	$707,141
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	222,394	257,325	454,031	548,950
Selling, general and administrative (i)	68,153	61,070	134,017	121,177
Depreciation and amortization	5,012	4,378	9,801	8,825
Severance	213	29	312	67
Total costs and expenses	295,772	322,802	598,161	679,019
Other operating gain (expense), net (see Note 10)	17	(442)	816	(530)
Income from operations	18,181	13,814	38,407	27,592
Interest income, net	810	119	1,320	132
Other income (expense), net	1,613	(2,949)	(2,229)	(19,165)
Income before income taxes	20,604	10,984	37,498	8,559
Provision for income taxes	(5,295)	(2,734)	(9,634)	(2,648)
Net income	15,309	8,250	27,864	5,911
Net income attributable to noncontrolling interests	(686)	(763)	(2,239)	(896)
Net income attributable to IDT Corporation	$14,623	$7,487	$25,625	$5,015

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.57	$0.29	$1.00	$0.20
Diluted	$0.57	$0.28	$1.00	$0.19

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,510	25,652	25,556	25,609
Diluted	25,538	26,542	25,577	26,580

(i) Stock-based compensation included in selling, general and administrative expenses	$1,286	$310	$1,858	$595

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Net income	$15,309	$8,250	$27,864	$5,911
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	188	(212)	(34)	(323)
Foreign currency translation adjustments	(2,227)	(1,650)	(2,372)	(582)
Other comprehensive loss	(2,039)	(1,862)	(2,406)	(905)
Comprehensive income	13,270	6,388	25,458	5,006
Comprehensive (income) attributable to noncontrolling interests	(686)	(763)	(2,239)	(896)
Comprehensive income attributable to IDT Corporation	$12,584	$5,625	$23,219	$4,110

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended January 31, 2023 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2022	$33	$278	$297,191	$(106,906)	$(11,672)	$(4,828)	$4,343	$178,439
Exercise of stock options	—	—	172	—	—	—	—	172
Stock-based compensation	—	—	1,286	—	—	—	—	1,286
Distributions to noncontrolling interests	—	—	—	—	—	—	(88)	(88)
Other comprehensive loss	—	—	—	—	(2,039)	—	—	(2,039)
Net income	—	—	—	—	—	14,623	621	15,244
BALANCE AT JANUARY 31, 2023	$33	$278	$298,649	$(106,906)	$(13,711)	$9,795	$4,876	$193,014

	Six Months Ended January 31, 2023 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2022	$33	$277	$296,005	$(101,565)	$(11,305)	$(15,830)	$3,022	$170,637
Exercise of stock options	—	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	(5,006)	—	—	—	(5,006)
Restricted Class B common stock purchased from employees	—	—	—	(335)	—	—	—	(335)
Stock issued to certain executive officers for bonus payments	—	—	615	—	—	—	—	615
Stock-based compensation	—	1	1,857	—	—	—	—	1,858
Distributions to noncontrolling interests	—	—	—	—	—	—	(187)	(187)
Other comprehensive loss	—	—	—	—	(2,406)	—	—	(2,406)
Net income	—	—	—	—	—	25,625	2,041	27,666
BALANCE AT JANUARY 31, 2023	$33	$278	$298,649	$(106,906)	$(13,711)	$9,795	$4,876	$193,014

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended January 31,
	2023	2022
	(in thousands)
Operating activities
Net income	$27,864	$5,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,801	8,825
Deferred income taxes	7,788	1,683
Provision for doubtful accounts receivable	915	1,289
Net unrealized loss from marketable securities	2,349	16,242
Stock-based compensation	1,858	595
Other	1,359	2,850
Change in assets and liabilities:
Trade accounts receivable	16,298	(8,045)
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(11,492)	(8,551)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(19,344)	(6,313)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	15	(1,862)
Deferred revenue	(1,795)	(960)
Net cash provided by operating activities	35,616	11,664
Investing activities
Capital expenditures	(10,578)	(8,991)
Purchase of convertible preferred stock in equity method investment	—	(1,051)
Payments for acquisitions, net of cash acquired	—	(100)
Purchases of debt securities and equity investments	(28,129)	(10,825)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	27,531	6,068
Net cash used in investing activities	(11,176)	(14,899)
Financing activities
Distributions to noncontrolling interests	(187)	(198)
Proceeds from other liabilities	300	2,301
Repayment of other liabilities.	(2,014)	(1,291)
Proceeds from borrowings under revolving credit facility	2,383	2,488
Repayment of borrowings under revolving credit facility.	(2,383)	(2,488)
Proceeds from sale of redeemable equity in subsidiary	—	10,000
Proceeds from exercise of stock options	172	—
Repurchases of Class B common stock	(5,341)	(8,974)
Net cash (used in) provided by financing activities	(7,070)	1,838
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	746	(4,967)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	18,116	(6,364)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	189,562	226,916
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$207,678	$220,552

Supplemental schedule of non-cash financing activities
Stock issued to certain executive officers for bonus payments	$615	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023. The balance sheet at July 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

  The NRS segment is an operator of a nationwide point of sale (“POS”) network providing independent retailers with store management software with credit, debit, and other electronic payment processing, as well as with other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2023
Revenues	$20,321	$19,822	$17,794	$255,999	$—	$313,936
(Loss) income from operations	(806)	5,374	(575)	17,008	(2,820)	18,181

Three Months Ended January 31, 2022
Revenues	$14,599	$10,620	$13,535	$298,304	$—	$337,058
(Loss) income from operations	(2,271)	2,058	(2,866)	19,897	(3,004)	13,814

Six Months Ended January 31, 2023
Revenues	$40,208	$39,135	$34,744	$521,665	$—	$635,752
Income (loss) from operations	706	10,605	(1,631)	34,271	(5,544)	38,407

Six Months Ended January 31, 2022
Revenues	$28,829	$20,692	$26,448	$631,172	$—	$707,141
(Loss) income from operations	(3,866)	3,405	(7,059)	40,225	(5,113)	27,592

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
BOSS Money	$17,649	$12,029	$35,203	$24,123
Other	2,672	2,570	5,005	4,706
Total Fintech	20,321	14,599	40,208	28,829
National Retail Solutions	19,822	10,620	39,135	20,692
net2phone	17,794	13,535	34,744	26,448
Mobile Top-Up	106,127	116,246	215,176	244,731
BOSS Revolution Calling	82,831	99,951	169,083	205,920
IDT Global	58,631	73,117	120,242	162,312
Other	8,410	8,990	17,164	18,209
Total Traditional Communications	255,999	298,304	521,665	631,172
Total	$313,936	$337,058	$635,752	$707,141

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2023
United States	$19,612	$19,822	$9,514	$176,424	$225,372
Outside the United States:
United Kingdom	—	—	—	69,000	69,000
Other	709	—	8,280	10,575	19,564
Total outside the United States	709	—	8,280	79,575	88,564
Total	$20,321	$19,822	$17,794	$255,999	$313,936

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2022
United States	$14,166	$10,620	$7,157	$209,065	$241,008
Outside the United States:
United Kingdom	—	—	—	77,337	77,337
Other	433	—	6,378	11,902	18,713
Total outside the United States	433	—	6,378	89,239	96,050
Total	$14,599	$10,620	$13,535	$298,304	$337,058

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2023
United States	$38,867	$39,135	$18,316	$361,262	$457,580
Outside the United States:
United Kingdom	—	—	—	137,940	137,940
Other	1,341	—	16,428	22,463	40,232
Total outside the United States	1,341	—	16,428	160,403	178,172
Total	$40,208	$39,135	$34,744	$521,665	$635,752

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2022
United States	$27,966	$20,692	$13,981	$445,992	$508,631
Outside the United States:
United Kingdom	—	—	—	159,080	159,080
Other	863	—	12,467	26,100	39,430
Total outside the United States	863	—	12,467	185,180	198,510
Total	$28,829	$20,692	$26,448	$631,172	$707,141

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at January 31, 2023 and July 31, 2022 primarily had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$17,072	$20,152	$21,205	$24,378

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

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2023	July 31, 2022
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,265	$4,085
Deferred customer contract acquisition costs included in “Other assets”	3,465	3,469

Total	$7,730	$7,554

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,228	$1,030	$2,405	$2,042

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to five years. net2phone also has operating leases for office equipment. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

net2phone is the lessee under equipment leases that are classified as finance leases. The assets and liabilities related to these finance leases are not material to the Company’s consolidated balance sheets.

The Company leases office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. The Company’s lease in that building continues with the new owner. The Company leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company (an executive officer position) and the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors and Executive Chairman of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three and six months ended January 31, 2023, the Company incurred lease costs of $32,000 and $0.2 million, respectively, in connection with the Rafael leases, which excludes Newark lease costs after August 22, 2022. In the three and six months ended January 31, 2022, the Company incurred lease costs of $0.5 million and $0.9 million, respectively, in connection with the Rafael leases. Lease costs incurred in connection with the Rafael leases is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$799	$687	$1,566	$1,387
Short-term lease cost	259	253	528	600
Total lease cost	$1,058	$940	$2,094	$1,987

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$824	$670	$1,588	$1,365

	January 31, 2023	July 31, 2022
Weighted-average remaining lease term-operating leases	2.7 years	2.8 years
Weighted-average discount rate-operating leases	3.6%	3.0%

In the six months ended January 31, 2023 and 2022, the Company obtained right-of-use assets of $1.7 million and $0.7 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	January 31, 2023	July 31, 2022
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,917	$2,899
Operating lease liabilities included in noncurrent liabilities	4,243	4,606
Total	$7,160	$7,505

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending January 31:
2024	$3,135
2025	2,739
2026	1,076
2027	454
2028	137
Thereafter	—
Total lease payments	7,541
Less imputed interest	(381)
Total operating lease liabilities	$7,160

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	January 31, 2023	July 31, 2022
	(in thousands)
Cash and cash equivalents	$117,811	$98,352
Restricted cash and cash equivalents	89,867	91,210
Total cash, cash equivalents, and restricted cash and cash equivalents	$207,678	$189,562

At January 31, 2023 and July 31, 2022, restricted cash and cash equivalents included $87.7 million and $86.6 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2023 and July 31, 2022, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $31.2 million and $17.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2023:
U.S. Treasury bills and notes	$23,854	$4	$(94)	$23,764
Government sponsored enterprises notes	2,512	—	(4)	2,508
Corporate bonds	3,991	1	(487)	3,505
Total	$30,357	$5	$(585)	$29,777

July 31, 2022:
Certificates of deposit*	$2,000	$—	$(14)	$1,986
U.S. Treasury bills and notes	13,848	—	(114)	13,734
Corporate bonds	3,966	1	(416)	3,551
Municipal bonds	3,035	—	(3)	3,032
Total	$22,849	$1	$(547)	$22,303

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $16.1 million and $2.2 million in the three months ended January 31, 2023 and 2022, respectively, and $27.5 million and $6.1 million in the six months ended January 31, 2023 and 2022, respectively. There were no realized gains or realized losses from sales of debt securities in the three and six months ended January 31, 2023 and 2022. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2023 were as follows:

Fair Value
(in thousands)
Within one year	$22,521
After one year through five years	5,973
After five years through ten years	1,236
After ten years	47
Total	$29,777

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2023:
U.S. Treasury bills and notes	$94	$11,315
Government sponsored enterprises notes	4	2,508
Corporate bonds	487	3,450
Total	$585	$17,273

July 31, 2022:
Certificates of deposit	$14	$1,986
U.S. Treasury bills and notes	114	13,734
Corporate bonds	416	3,514
Municipal bonds	3	2,412
Total	$547	$21,646

The following available-for-sale debt securities included in the tables above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2023:
U.S. Treasury bills and notes	$87	$874
Corporate bonds	475	3,286
Total	$562	$4,160

July 31, 2022:
U.S. Treasury bills and notes	$72	$892
Corporate bonds	234	1,731
Total	$306	$2,623

At January 31, 2023 and July 31, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	January 31, 2023	July 31, 2022
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2023 and July 31, 2022	$93	$117
Rafael Holdings, Inc. Class B common stock, 278,810 and 290,214 shares at January 31, 2023 and July 31, 2022, respectively	574	586
Other marketable equity securities	1,872	4,089
Fixed income mutual funds	6,674	12,299
Current equity investments	$9,213	$17,091

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,225	$1,132
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	1,230
Series B and Series C convertible preferred stock—equity method investment	—	1,001
Hedge funds	3,137	3,238
Other	2,325	825
Noncurrent equity investments	$6,687	$7,426

The Company received the shares of Zedge, Inc. (“Zedge”) Class B common stock and 28,320 of the shares of Rafael Class B common stock set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes on behalf of its employees related thereto. The Company purchased 261,894 shares of Rafael Class B common stock in fiscal 2021. The Company sold 11,404 shares of Rafael Class B common stock in November 2022. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$1,374	$2,397	$1,401	$2,743
Adjustment for observable transactions involving a similar investment from the same issuer	120	142	93	(204)
Impairments	—	—	—	—

Balance, end of the period	$1,494	$2,539	$1,494	$2,539

The Company increased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million in each of the three months ended January 31, 2023 and 2022 and in the six months ended January 31, 2023, and the Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.2 million in the six months ended January 31, 2022, based on the fair value of Visa Class A common stock, including a discount for lack of current marketability.

Unrealized gains and losses for all equity investments measured at fair value included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Net losses recognized during the period on equity investments	$(228)	$(2,952)	$(2,169)	$(17,446)
Less: net gains recognized during the period on equity investments sold during the period	22	25	18	10

Unrealized losses recognized during the period on equity investments still held at the reporting date	$(250)	$(2,977)	$(2,187)	$(17,456)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Unrealized gains (losses) recognized during the period on equity investments:

Rafael Class B common stock	$82	$(993)	$9	$(13,486)

Zedge Class B common stock	$3	$(168)	$(24)	$(330)

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

As of January 31, 2023 and July 31, 2022, the Company was the holder of secured promissory notes made by the EMI in exchange for loans of an aggregate of $3.7 million and $2.5 million, respectively. The notes provide for interest on the principal amount at 15% per annum payable monthly. The notes were due and payable in February 2023. The Company, the EMI, and the EMI’s other lenders are in the process of converting all the EMI’s equity and promissory notes into new shares of the EMI’s participating preferred stock. As of January 31, 2023 and July 31, 2022, the notes were included in “Other current assets” in the accompanying consolidated balance sheets.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$349	$3,329	$1,001	$2,901
Purchase of convertible preferred stock	—	—	—	1,051
Equity in the net loss of investee	(542)	(639)	(1,012)	(1,080)
Amortization of equity method basis difference	(181)	(181)	(363)	(363)

Balance, end of the period	$(374)	$2,509	$(374)	$2,509

As of January 31, 2023, the balance of the Company’s investment in the EMI was included in “Other current liabilities” in the accompanying consolidated balance sheet.

Summarized financial information of the EMI was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)

Revenues	$1,818	$1,380	$3,691	$3,071
Costs and expenses:
Direct cost of revenues	1,535	1,443	3,228	2,905
Selling, general and administrative	1,772	774	3,408	2,663

Total costs and expenses	3,307	2,217	6,636	5,568

Loss from operations	(1,489)	(837)	(2,945)	(2,497)
Other expense	(498)	—	(842)	(1)

Net loss	$(1,987)	$(837)	$(3,787)	$(2,498)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2023
Debt securities	$23,764	$6,013	$—	$29,777
Equity investments included in current assets	9,213	—	—	9,213
Equity investments included in noncurrent assets	—	—	1,225	1,225

Total	$32,977	$6,013	$1,225	$40,215

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,275)	$(2,275)
Other noncurrent liabilities	—	—	(4,334)	(4,334)

Total	$—	$—	$(6,609)	$(6,609)

July 31, 2022
Debt securities	$13,734	$8,569	$—	$22,303
Equity investments included in current assets	17,091	—	—	17,091
Equity investments included in noncurrent assets	—	1,230	1,132	2,362

Total	$30,825	$9,799	$1,132	$41,756

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,578)	$(2,578)
Other noncurrent liabilities	—	—	(5,968)	(5,968)

Total	$—	$—	$(8,546)	$(8,546)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At January 31, 2023 and July 31, 2022, the Company had $3.1 million and $3.2 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$1,105	$2,119	$1,132	$2,465
Total gains (losses) recognized in “Other income (expense), net”	120	142	93	(204)

Balance, end of period	$1,225	$2,261	$1,225	$2,261

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$6,603	$1,015	$8,546	$1,025
Payments	—	—	(375)	—
Total (gains) losses included in:
“Other operating gain (expense), net”	—	(303)	(1,565)	(303)
“Foreign currency translation adjustment”	6	(9)	3	(19)

Balance, end of period	$6,609	$703	$6,609	$703

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

In the six months ended January 31, 2023, the Company paid an aggregate of $0.4 million in contingent consideration related to prior acquisitions. In addition, in the six months ended January 31, 2023, the Company determined that the requirements for a portion of the contingent consideration payments related to the acquisition of Leaf would not be met, and, in the three months ended January 31, 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. The Company recorded gains of $1.6 million and $0.3 million on the write-off of these contingent consideration payment obligations, which were included in “Other operating gain (expense), net” in the accompanying consolidated statements of income. There were no other changes in the estimated fair value of contingent consideration in the six months ended January 31, 2023 and 2022.

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

Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At January 31, 2023 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2023 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The VIE’s net income (loss) and aggregate funding (repaid to) provided by the Company were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Net income (loss) of the VIE	$25	$(144)	$165	$—

Aggregate funding (repaid to) provided by the Company, net	$(10)	$(93)	$87	$(96)

The VIE’s summarized consolidated balance sheet amounts are as follows:

	January 31,2023	July 31,2022
	(in thousands)
Assets:
Cash and equivalents	$3,286	$1,808
Restricted cash	2,064	4,490
Trade accounts receivable, net	13	31
Prepaid expenses	179	14
Other current assets	1,038	1,387
Due from the Company	—	86
Property, plant, and equipment, net	375	467
Other intangibles, net	813	889

Total assets	$7,768	$9,172

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$—
Accrued expenses	25	20
Other current liabilities	3,990	5,559
Due to the Company	1	—
Accumulated other comprehensive loss	(15)	(9)
Noncontrolling interests	3,767	3,602

Total liabilities and noncontrolling interests	$7,768	$9,172

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Gain (Expense), Net

The following table summarizes the other operating gain (expense), net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(1,597)	$(2,694)	$(4,109)	$(3,671)
Corporate—Straight Path Communications Inc. class action insurance claims	1,263	1,972	2,988	2,887
Fintech—write-off of contingent consideration liability	—	—	1,565	—
Fintech— government grants	349	—	382	—
net2phone—write-off of contingent consideration liability	—	303	—	303
net2phone—other	—	(10)	—	(10)
Traditional Communications— cable telephony customer indemnification claim	(1)	(12)	(12)	(36)
Traditional Communications—other	3	(1)	2	(3)

Total other operating gain (expense), net	$17	$(442)	$816	$(530)

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) has been named in a pending class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and six months ended January 31, 2023 and 2022.

Write-off of Contingent Consideration Liabilities

In the six months ended January 31, 2023, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. In addition, in the three months ended January 31, 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. The Company recognized gains on the write-off of these contingent consideration payment obligations in the Fintech and net2phone segments, respectively.

Government Grants

In the three and six months ended January 31, 2023, Leaf received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a cable telephony customer related to patent infringement claims brought against the customer.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2023 and July 31, 2022, there were no amounts outstanding under this facility. In the six months ended January 31, 2023 and 2022, IDT Telecom borrowed and repaid an aggregate of $2.4 million and $2.5 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2023 and July 31, 2022, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

Stock Issued to Certain Executive Officers for Bonus Payments

In the six months ended January 31, 2023, certain executive officers of the Company received performance bonuses for fiscal 2022 of an aggregate of $1.2 million, of which one-half was paid in cash and one-half was paid in shares of the Company’s Class B common stock. The Company issued 24,543 shares of its Class B common stock with an issue date value of $0.6 million for the bonus payments.

2015 Stock Option and Incentive Plan

On December 14, 2022, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 50,000 shares.

In the six months ended January 31, 2023, the Company received cash from the exercise of stock options of $0.2 million, for which the Company issued 12,500 shares of its Class B common stock. There were no stock option exercises in the six months ended January 31, 2022.

In the six months ended January 31, 2023, the Company granted 15,000 shares of its Class B common stock to an employee. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $0.4 million for this grant, which was the fair value of the shares on the grant date.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2023, the Company repurchased 203,436 shares of its Class B common stock for an aggregate purchase price of $5.0 million. There were no repurchases under the program in the six months ended January 31, 2022. At January 31, 2023, 5.0 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2023 and 2022, the Company paid $0.3 million and $9.0 million, respectively, to repurchase 13,403 and 200,438 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of deferred stock units (“DSUs”), and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program (under its 2015 Stock Option and Incentive Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On December 5, 2022, the Company granted 187,975 DSUs to certain of its executive officers and other employees. Subject to continued full time employment or other service to the Company, the DSUs are scheduled to vest in three equal amounts on each of May 17, 2023, February 21, 2024, and February 25, 2025. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the grant). In addition, the grantee will have the right to elect a later vesting date no later than April 14, 2023 for the May 17, 2023 vesting date, and no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on the then upcoming vesting date and any DSUs that do not vest based on the grantee’s election, will be eligible to vest on the subsequent scheduled vesting date. The Company estimated that the fair value of the DSUs on the date of grant was $5.1 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $27.20. At January 31, 2023, there was $4.2 million of total unrecognized compensation cost related to non-vested DSUs.

The Company had an existing equity incentive program in the form of DSUs that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. On January 5, 2022, the third and final vesting date under the program, the Company issued 301,296 shares of its Class B common stock in respect of DSUs that vested on that date.

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

The shares of NRS’ Class B common stock sold to Alta Fox have been classified as mezzanine equity in the accompanying consolidated balance sheets because they may be redeemed at the option of Alta Fox, although the shares are not mandatorily redeemable. The carrying amount of the shares includes the noncontrolling interest in the net income of NRS. The net income attributable to the mezzanine equity’s noncontrolling interest during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$65	$53	$198	$63

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Basic weighted-average number of shares	25,510	25,652	25,556	25,609
Effect of dilutive securities:
Stock options	9	715	11	711
Non-vested restricted Class B common stock	19	175	10	260

Diluted weighted-average number of shares	25,538	26,542	25,577	26,580

There were no shares excluded from the calculation of diluted earnings per share in the three and six months ended January 31, 2023 and 2022.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2022	$(546)	$(10,759)	$(11,305)
Other comprehensive loss attributable to IDT Corporation	(34)	(2,372)	(2,406)

Balance, January 31, 2023	$(580)	$(13,131)	$(13,711)

Note 16—Commitments and Contingencies

Coronavirus Disease (COVID-19)

The Company continues to monitor and respond to the impacts of the COVID-19 pandemic on all aspects of its business, including its customers, employees, suppliers, vendors, and business partners.

Operationally, the Company’s employees transitioned to work-from-home during the third quarter of fiscal 2020. Beginning in the fourth quarter of fiscal 2021, certain of the Company’s employees returned to work in the Company’s offices on a hybrid basis. The Company’s salespeople, customer service employees, technicians, and delivery employees continue to serve its independent retailers, channel partners, and customers with minimal interruption.

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

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. On February 17, 2022, the court denied the Company’s motion for summary judgment. On March 10, 2022, JDS1, LLC withdrew its application to serve as class representative and lead plaintiff. On May 16, 2022, the court denied The Arbitrage Fund’s motion to serve as class representative and lead plaintiff, and approved intervenor Ardell Howard’s motion to serve as class representative. The trial commenced on August 29, 2022 for a period of five days, followed by another five-day period in December 2022. The parties are in the midst of post-trial briefing. Closing statements are scheduled to take place in May 2023. The Company is vigorously defending this matter (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company, in accordance with USAC’s audit procedures, appealed certain of the findings. USAC issued a final decision, and the final decision overturned one of the initial findings but left the remaining initial findings in place. The reversal will result in the elimination of a $1.8 million charge by the Universal Service Fund. The final decision upheld the imposition of a $2.9 million charge to the Federal Telecommunications Fund. The Company intends to appeal the USAC’s final decision to the FCC, and does not intend to remit payment for the Federal Telecommunications Fund fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At January 31, 2023 and July 31, 2022, the Company’s accrued expenses included $31.4 million and $33.2 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2023, the Company had purchase commitments of $5.9 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2023, the Company had aggregate performance bonds of $24.2 million outstanding.

Note 17—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2023	2022	2023	2022
	(in thousands)
Foreign currency transaction gains	$2,480	$848	$1,451	$598
Equity in net loss of investee	(723)	(820)	(1,375)	(1,443)
Losses on investments, net	(228)	(2,952)	(2,169)	(17,446)
Other	84	(25)	(136)	(874)

Total other income (expense), net	$1,613	$(2,949)	$(2,229)	$(19,165)

Note 18—Income Taxes

At January 31, 2023, the Company’s best estimate of the effective tax rate expected to be applicable for fiscal 2023 was 27.7% compared to 16.9% at July 31, 2022. The changes in the estimated effective tax rate were mainly due to stock-based compensation and differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Recently Issued Accounting Standards Not Yet Adopted

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

Operationally, our employees transitioned to work-from-home during the third quarter of fiscal 2020. Beginning in the fourth quarter of fiscal 2021, certain of our employees returned to work in our offices on a hybrid basis. Our salespeople, customer service employees, technicians, and delivery employees continue to serve our independent retailers, channel partners, and customers with minimal interruption.

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

As of the date of this Quarterly Report, including the impact of COVID-19, we expect that our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2023 will be sufficient to meet our anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2024. However, the situation remains fluid and we cannot predict with certainty the potential impact of COVID-19 on our business, results of operations, financial condition, and cash flows.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

●	for NRS, active point of sale, or POS, terminals, payment processing accounts, and recurring revenue,
●	for net2phone, seats and subscription revenue, and
●	for Traditional Communications, minutes of use.

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

Three and Six Months Ended January 31, 2023 Compared to Three and Six Months Ended January 31, 2022

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

Fintech Segment

Fintech, which represented 6.5% and 4.3% of our total revenues in the three months ended January 31, 2023 and 2022, respectively, and 6.3% and 4.1% of our total revenues in the six months ended January 31, 2023 and 2022, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller financial services businesses, including Leaf Global Fintech Corporation, or Leaf, a provider of digital wallet services in emerging markets, our variable interest entity, or VIE, that operates money transfer businesses, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2023	2022	$	%	2023	2022	$	%
				(in millions)
Revenues:
BOSS Money	$17.6	$12.0	$5.6	46.7%	$35.2	$24.1	$11.1	45.9%
Other	2.7	2.6	0.1	4.0	5.0	4.7	0.3	6.4

Total revenues	20.3	14.6	5.7	39.2	40.2	28.8	11.4	39.5
Direct cost of revenues	(8.0)	(6.1)	1.9	30.7	(16.3)	(12.1)	4.2	34.9
Selling, general and administrative	(12.8)	(10.2)	2.6	25.7	(23.9)	(19.5)	4.4	22.4
Depreciation and amortization	(0.6)	(0.6)	—	23.3	(1.2)	(1.0)	0.2	22.7
Severance	—	—	—	—	—	(0.1)	(0.1)	(100.0)
Other operating gain	0.3	—	(0.3)	nm	1.9	—	(1.9)	nm

(Loss) income from operations	$(0.8)	$(2.3)	$1.5	64.5%	$0.7	$(3.9)	$4.6	(118.2)%

nm—not meaningful

Revenues. Revenues from BOSS Money increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily because of increased transaction volume in BOSS Money’s direct-to-consumer digital and retail channels in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022. The increase included unusually favorable economics on certain high-volume African corridors that dissipated late in the three months ended January 31, 2023, as well as the development and introduction of new platform functionalities enabling more flexible and granular pricing strategies. BOSS Money continues to benefit from the continued expansion of its disbursement networks, particularly in Africa and the Caribbean.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increased direct cost of revenues in BOSS Money’s direct-to-consumer digital and retail channels, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in debit and credit card processing charges, employee compensation, stock-based compensation expense, and sales commissions. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 63.0% from 69.7% in the three months ended January 31, 2023 and 2022, respectively, and decreased to 59.4% from 67.6% in the six months ended January 31, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain. In the three and six months ended January 31, 2023, Leaf received payments of $0.3 million and $0.4 million, respectively, from government grants for the development and commercialization of blockchain-backed financial technologies. In addition, in the six months ended January 31, 2023, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recognized a gain of $1.6 million on the write-off of this contingent consideration payment obligation.

National Retail Solutions Segment

NRS, which represented 6.3% and 3.2% of our total revenues in the three months ended January 31, 2023 and 2022, respectively, and 6.2% and 2.9% of our total revenues in the six months ended January 31, 2023 and 2022, respectively, is an operator of a nationwide POS network providing independent retailers with store management software with credit, debit, and other electronic payment processing, as well as with other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2023	2022	$	%	2023	2022	$	%
				(in millions)
Revenues:
Recurring	$18.3	$9.0	$9.3	103.1%	$36.2	$17.6	$18.6	105.1%
Other	1.5	1.6	(0.1)	(6.6)	2.9	3.1	(0.2)	(2.8)

Total revenues	19.8	10.6	9.2	86.6	39.1	20.7	18.4	89.1
Direct cost of revenues	(2.2)	(1.3)	0.9	25.0	(4.2)	(2.7)	1.5	54.8
Selling, general and administrative	(11.6)	(7.1)	4.5	64.1	(23.2)	(14.3)	8.9	63.4
Depreciation and amortization	(0.6)	(0.1)	0.5	224.0	(1.1)	(0.3)	0.8	211.9

Income from operations	$5.4	$2.1	$3.3	161.1%	$10.6	$3.4	$7.2	211.4%

	January 31,		Change
	2023	2022	#	%

		(in thousands)
Active POS terminals	22.4	16.5	5.9	35%
Payment processing accounts	12.5	8.0	4.5	55%

Revenues. Revenues increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 driven primarily by revenue growth from NRS’ digital out-of-home advertising and payment processing services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in sales commissions, as well as increases in employee compensation. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 58.7% from 66.7% in the three months ended January 31, 2023 and 2022, respectively, and decreased to 59.4% from 68.8% in the six months ended January 31, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

net2phone Segment

The net2phone segment, which represented 5.7% and 4.0% of our total revenues in the three months ended January 31, 2023 and 2022, respectively, and 5.5% and 3.7% of our total revenues in the six months ended January 31, 2023 and 2022, respectively, is comprised of net2phone’s cloud communications offerings.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2023	2022	$	%	2023	2022	$	%
				(in millions)
Revenues:
Subscription	$16.3	$12.5	$3.8	30.3%	$31.8	$24.2	$7.6	31.4%
Other	1.5	1.0	0.5	45.4	2.9	2.2	0.7	30.9

Total revenues	17.8	13.5	4.3	31.5	34.7	26.4	8.3	31.4
Direct cost of revenues	(3.0)	(2.4)	0.6	26.7	(5.8)	(4.8)	1.0	20.8
Selling, general and administrative	(14.0)	(13.0)	1.0	6.9	(27.8)	(26.4)	1.4	5.3
Depreciation and amortization	(1.4)	(1.3)	0.1	10.4	(2.7)	(2.6)	0.1	6.0
Other operating gain, net	—	0.3	(0.3)	(100.0)	—	0.3	(0.3)	(100.0)

Loss from operations	$(0.6)	$(2.9)	$2.3	79.9%	$(1.6)	$(7.1)	$5.5	76.9%

	January 31,		Change
	2023	2022	#	%

		(in thousands)
Seats served	327	258	69	27%

Revenues. net2phone’s revenues increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 driven primarily by the growth in subscription revenue in the U.S. market. The increase in seats served at January 31, 2023 compared to January 31, 2022 was led by growth in net2phone’s Latin American markets, and included approximately 9,000 seats from net2phone’s contact center as a service business.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to the increase in revenues, with the largest increases in the U.S. market. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in sales commissions, partially offset by decreases in employee compensation. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses decreased to 78.4% from 96.4% in the three months ended January 31, 2023 and 2022, respectively, and decreased to 79.9% from 99.6% in the six months ended January 31, 2023 and 2022, respectively.

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

Depreciation and Amortization. The increase in depreciation and amortization expense in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 was due to increased depreciation of net2phone’s telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain, net. In the three months ended January 31, 2022, we determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. net2phone recognized a gain of $0.3 million in the three months ended January 31, 2022 on the write-off of this contingent consideration payment obligation.

Traditional Communications Segment

The Traditional Communications segment, which represented 81.5% and 88.5% of our total revenues in the three months ended January 31, 2023 and 2022, respectively, and 82.0% and 89.3% of our total revenues in the six months ended January 31, 2023 and 2022, respectively, includes Mobile Top-Up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2023	2022	$/#	%	2023	2022	$/#	%
				(in millions)
Revenues:
Mobile Top-Up	$106.1	$116.2	$(10.1)	(8.7)%	$215.2	$244.7	$(29.5)	(12.1)%
BOSS Revolution Calling	82.9	100.0	(17.1)	(17.1)	169.1	205.9	(36.8)	(17.9)
IDT Global	58.6	73.1	(14.5)	(19.8)	120.2	162.3	(42.1)	(25.9)
Other	8.4	9.0	(0.6)	(6.5)	17.2	18.3	(1.1)	(5.7)

Total revenues	256.0	298.3	(42.3)	(14.2)	521.7	631.2	(109.5)	(17.3)
Direct cost of revenues	(209.1)	(247.5)	(38.4)	(15.5)	(427.7)	(529.3)	(101.6)	(19.2)
Selling, general and administrative	(27.3)	(28.5)	(1.2)	(4.2)	(54.7)	(56.8)	(2.1)	(3.6)
Depreciation and amortization	(2.4)	(2.4)	—	(1.3)	(4.7)	(4.9)	(0.2)	(2.9)
Severance	(0.2)	—	0.2	nm	(0.3)	—	0.3	nm

Income from operations	$17.0	$19.9	$(2.9)	(14.5)%	$34.3	$40.2	$(5.9)	(14.8)%

Minutes of use:
BOSS Revolution Calling	591	758	(167)	(22.0)%	1,217	1,562	(345)	(22.1)%
IDT Global	1,605	1,958	(353)	(18.0)	3,311	4,018	(707)	(17.6)

nm—not meaningful

Revenues. Revenues from Mobile Top-Up decreased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily from the deterioration of a key corridor that was particularly impactful to revenues in the business-to-business wholesale and retail channels, partially offset by an increase in direct-to-consumer channel revenue.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to decreases in IDT Global, Mobile Top-Up, and BOSS Revolution Calling’s direct cost of revenues in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022, mostly due to the decrease in revenues.

  Selling, General and Administrative. Selling, general and administrative expense decreased in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 primarily due to decreases in debit and credit card processing charges, employee compensation, and sales commissions, partially offset by increases in marketing expense and stock-based compensation expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 10.7% from 9.6% in the three months ended January 31, 2023 and 2022, respectively, and increased to 10.5% from 9.0% in the six months ended January 31, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense was substantially unchanged in the three months ended January 31, 2023 compared to the similar period in fiscal 2022. Depreciation and amortization expense decreased in the six months ended January 31, 2023 compared to the similar period in fiscal 2022 primarily due to decreases in depreciation as more of our property, plant, and equipment became fully depreciated, partially offset by increases in depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2023	2022	$	%	2023	2022	$	%
				(in millions)
General and administrative	$(2.5)	$(2.3)	$0.2	9.1%	$(4.4)	$(4.3)	$0.1	2.3%
Other operating expense, net	(0.3)	(0.7)	(0.4)	(53.7)	(1.1)	(0.8)	0.3	43.0
Loss from operations	$(2.8)	$(3.0)	$(0.2)	(6.1)%	$(5.5)	$(5.1)	$0.4	8.4%

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

General and Administrative. Corporate general and administrative expense increased in the three months ended January 31, 2023 compared to the similar period in fiscal 2022 primarily because of increases in employee compensation, stock-based compensation expense, and consulting fees. Corporate general and administrative expense increased in the six months ended January 31, 2023 compared to the similar period in fiscal 2022 primarily because of an increase in consulting fees. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.8% and 0.7% in the three months ended January 31, 2023 and 2022, respectively, and 0.7% and 0.6% in the six months ended January 31, 2023 and 2022, respectively.

Other Operating Expense, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of $1.6 million and $2.7 million in the three months ended January 31, 2023 and 2022, respectively, and $4.1 million and $3.7 million in the six months ended January 31, 2023 and 2022, respectively related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $1.3 million and $2.0 million in the three months ended January 31, 2023 and 2022, respectively, and $3.0 million and $2.9 million in the six months ended January 31, 2023 and 2022, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by our former subsidiary, Rafael Holdings, Inc., or Rafael. On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. Our lease in that building continues with the new owner. We lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three and six months ended January 31, 2023, we incurred lease costs of $32,000 and $0.2 million, respectively, in connection with the Rafael leases, which excludes Newark lease costs after August 22, 2022. In the three and six months ended January 31, 2022, we incurred lease costs of $0.5 million and $0.9 million, respectively, in connection with the Rafael leases. Lease costs incurred in connection with the Rafael leases is included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.3 million and $0.3 million in the three months ended January 31, 2023 and 2022, respectively, and $1.9 million and $0.6 million in the six months ended January 31, 2023 and 2022, respectively. The increases were primarily due to the grant of deferred stock units, or DSUs, that, upon vesting, will entitle the grantees to receive shares of our Class B common stock. On December 5, 2022, we granted 187,975 DSUs to certain of our executive officers and other employees. Subject to continued full time employment or other service to us, the DSUs are scheduled to vest in three equal amounts on each of May 17, 2023, February 21, 2024, and February 25, 2025. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the price approved by the Compensation Committee of our Board of Directors of $25.45 per share (which was based on the market price at the time of the grant). In addition, the grantee will have the right to elect a later vesting date no later than April 14, 2023 for the May 17, 2023 vesting date, and no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on the then upcoming vesting date and any DSUs that do not vest based on the grantee’s election, will be eligible to vest on the subsequent scheduled vesting date. We estimated that the fair value of the DSUs on the date of grant was $5.1 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. We used a risk neutral Monte Carlo simulation method in our valuation of the DSUs, which simulated the range of possible future values of our Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $27.20. At January 31, 2023, there was $4.2 million of total unrecognized compensation cost related to non-vested DSUs.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which will be recognized over the vesting period. At January 31, 2023, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $2.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting periods that end in fiscal 2027.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2023	2022	$	%	2023	2022	$	%
				(in millions)
Income from operations	$18.2	$13.8	$4.4	31.6%	$38.4	$27.6	$10.8	39.2%
Interest income, net	0.8	0.1	0.7	580.7	1.3	0.1	1.2	900.0
Other income (expense), net	1.6	(2.9)	4.5	154.7	(2.2)	(19.2)	17.0	88.4
Provision for income taxes	(5.3)	(2.7)	(2.6)	(93.7)	(9.6)	(2.6)	(7.0)	(263.8)

Net income	15.3	8.3	7.0	85.6	27.9	5.9	22.0	371.4
Net (income) attributable to noncontrolling interests	(0.7)	(0.8)	0.1	10.1	(2.3)	(0.9)	(1.4)	(149.9)

Net income attributable to IDT Corporation	$14.6	$7.5	$7.1	95.3%	$25.6	$5.0	$20.6	411.0%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2023	2022	2023	2022
		(in millions)
Foreign currency transaction gains	$2.5	$0.8	$1.5	$0.6
Equity in the net loss of investee	(0.7)	(0.8)	(1.4)	(1.4)
Losses on investments, net	(0.2)	(2.9)	(2.2)	(17.5)
Other	—	—	(0.1)	(0.9)
Total other income (expense), net	$1.6	$(2.9)	$(2.2)	$(19.2)

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

The losses on investments, net in the three months ended January 31, 2023 and 2022 included unrealized gains (losses) of $0.1 million and $(1.0) million, respectively, on shares of Rafael’s Class B common stock. The losses on investments, net in the six months ended January 31, 2023 and 2022 included unrealized gains (losses) of $9,000 and $(13.5) million, respectively, on shares of Rafael’s Class B common stock.

Provision for Income Taxes. The increase in income tax expense in the three and six months ended January 31, 2023 compared to the similar periods in fiscal 2022 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended January 31, 2023 compared to the similar period in fiscal 2022 was primarily due to a decline in the net income of certain subsidiaries, partially offset by increases in the net income of NRS as well as a reductions in the net loss of net2phone 2.0, Inc., which owns and operates our net2phone segment. The change in the net income attributable to noncontrolling interests in the six months ended January 31, 2023 compared to the similar period in fiscal 2022 was primarily due to increases in the net income of NRS as well as a reductions in the net loss of net2phone 2.0, Inc., partially offset by a decline in the net income of certain other subsidiaries.

Liquidity and Capital Resources

As of the date of this Quarterly Report, including the impact of COVID-19, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2023 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2024.

At January 31, 2023, we had cash, cash equivalents, debt securities, and current equity investments of $156.8 million and working capital (current assets in excess of current liabilities) of $85.6 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At January 31, 2023, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $31.2 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at January 31, 2023:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$5.9	$5.9	$—	$—	$—
Connectivity obligations under service agreements	0.7	0.5	0.2	—	—
Operating leases including short-term leases	8.1	3.5	4.0	0.6	—
Total (1)	$14.7	$9.9	$4.2	$0.6	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $24.2 million in performance bonds, and up to $11.1 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Six months ended January 31,
	2023	2022
	(in millions)
Cash flows provided by (used in):
Operating activities	$35.6	$11.7
Investing activities	(11.2)	(14.9)
Financing activities	(7.1)	1.8
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	0.8	(5.0)

Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$18.1	$(6.4)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $53.9 million at January 31, 2023 from $70.2 million at July 31, 2022 primarily due to amounts collected in the six months ended January 31, 2023 that were greater than billings during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $35.0 million at January 31, 2023 from $36.5 million at July 31, 2022 primarily due to decreases in the BOSS Revolution Calling and Mobile Top-Up deferred revenue balances.

Customer deposit liabilities at IDT Financial Services increased to $86.9 million at January 31, 2023 from $85.8 million at July 31, 2022. Our restricted cash and cash equivalents included $87.7 million and $86.6 million at January 31, 2023 and July 31, 2022, respectively, held by IDT Financial Services.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending class action on behalf of the stockholders of our former subsidiary, Straight Path. We are vigorously defending this matter. At this stage, we are unable to estimate our potential liability, if any. In addition, in connection with our spin-off of Straight Path in July 2013, we and Straight Path entered into various agreements prior to the spin-off including a Separation and Distribution Agreement to effect the separation and provide a framework for our relationship with Straight Path after the spin-off, and a Tax Separation Agreement, which sets forth the responsibilities of us and Straight Path with respect to, among other things, liabilities for federal, state, local, and foreign taxes for periods before and including the spin-off, the preparation and filing of tax returns for such periods and disputes with taxing authorities regarding taxes for such periods. Pursuant to the Separation and Distribution Agreement, we indemnify Straight Path and Straight Path indemnifies us for losses related to the failure of the other to pay, perform or otherwise discharge, any of the liabilities and obligations set forth in the agreement. Pursuant to the Tax Separation Agreement, we indemnify Straight Path from all liability for taxes of Straight Path or any of its subsidiaries or relating to the Straight Path business with respect to taxable periods ending on or before the spin-off, from all liability for taxes of ours, other than Straight Path and its subsidiaries, for any taxable period, and from all liability for taxes due to the spin-off.

Investing Activities

Our capital expenditures were $10.6 million and $9.0 million in the six months ended January 31, 2023 and 2022, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending January 31, 2024 will be $20 million to $22 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s series C convertible preferred stock and additional shares of the EMI’s series B convertible preferred stock. The purchases increased our ownership of the EMI’s outstanding shares to 26.57% from 23.95% on an as converted basis.

Purchases of debt securities and equity investments were $28.1 million and $10.8 million in the six months ended January 31, 2023 and 2022, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $27.5 million and $6.1 million in the six months ended January 31, 2023 and 2022, respectively.

Financing Activities

We distributed cash of $0.2 million and $0.2 million in the six months ended January 31, 2023 and 2022, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the six months ended January 31, 2023 and 2022, we received proceeds from financing-related other liabilities of $0.3 million and $2.3 million, respectively.

In the six months ended January 31, 2023 and 2022, we repaid financing-related other liabilities of $2.0 million and $1.3 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2023 and July 31, 2022, there were no amounts outstanding under this facility. In the six months ended January 31, 2023 and 2022, IDT Telecom borrowed and repaid an aggregate of $2.4 million and $2.5 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2023, IDT Telecom was in compliance with all of the covenants.

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

In the six months ended January 31, 2023, we received cash from the exercise of stock options of $0.2 million, for which we issued 12,500 shares of our Class B common stock. There were no stock option exercises in the six months ended January 31, 2022.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2023, we repurchased 203,436 shares of Class B common stock for an aggregate purchase price of $5.0 million. There were no repurchases under the program in the six months ended January 31, 2022. At January 31, 2023, 5.0 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2023 and 2022, we paid $0.3 million and $9.0 million, respectively, to repurchase 13,403 and 200,438 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of DSUs, and lapsing of restrictions on restricted stock. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 28% of our consolidated revenues in each of the three and six months ended January 31, 2023 and 2022. Therefore, a significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At January 31, 2023 and July 31, 2022, the value of our debt and equity security holdings was an aggregate of $45.7 million and $46.8 million, respectively, which represented 9% of our total assets at both dates. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2022	—	$—	—	5,010,317
December 1-31, 2022	—	$—	—	5,010,317
January 1–31, 2023	—	$—	—	5,010,317
Total	—	$—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT CORPORATION

March 13, 2023	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

March 13, 2023	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

