Form 10-Q
period 2023-04-30
IDT CORP
filed 2023-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2023

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

As of June 6, 2023, the registrant had the following shares outstanding:

Class A common stock, $.01 par value: 1,574,326 shares outstanding (excluding 1,698,000 treasury shares)

Class B common stock, $.01 par value: 23,922,011 shares outstanding (excluding 3,921,172 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2023	July 31, 2022
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$90,722	$98,352
Restricted cash and cash equivalents	94,321	91,210
Debt securities	41,987	22,303
Equity investments	5,776	17,091
Trade accounts receivable, net of allowance for doubtful accounts of $6,133 at April 30, 2023 and $5,882 at July 31, 2022	65,942	64,315
Disbursement prefunding	40,428	21,057
Prepaid expenses	15,575	17,526
Other current assets	35,211	30,773

Total current assets	389,962	362,627
Property, plant, and equipment, net	39,083	36,866
Goodwill	26,596	26,380
Other intangibles, net	8,483	9,609
Equity investments	10,263	7,426
Operating lease right-of-use assets	6,141	7,210
Deferred income tax assets, net	27,501	36,701
Other assets	10,197	10,275

Total assets	$518,226	$497,094

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$29,715	$29,080
Accrued expenses	109,177	117,109
Deferred revenue	33,910	36,531
Customer deposits	86,111	85,764
Other current liabilities	42,762	36,588

Total current liabilities	301,675	305,072
Operating lease liabilities	3,572	4,606
Other liabilities	3,527	6,588

Total liabilities	308,774	316,266
Commitments and contingencies
Redeemable noncontrolling interest	10,449	10,191
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2023 and July 31, 2022	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,798 and 27,725 shares issued and 23,892 and 24,112 shares outstanding at April 30, 2023 and July 31, 2022, respectively	278	277
Additional paid-in capital	300,328	296,005
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 3,906 and 3,613 shares of Class B common stock at April 30, 2023 and July 31, 2022, respectively	(109,410)	(101,565)
Accumulated other comprehensive loss	(14,475)	(11,305)
Retained earnings (accumulated deficit)	16,685	(15,830)

Total IDT Corporation stockholders’ equity	193,439	167,615
Noncontrolling interests	5,564	3,022

Total equity	199,003	170,637

Total liabilities, redeemable noncontrolling interest, and equity	$518,226	$497,094

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands, except per share data)

Revenues	$299,295	$328,353	$935,047	$1,035,494
Costs and expenses:
Direct cost of revenues (exclusive of depreciation and amortization)	210,250	247,565	664,281	796,516
Selling, general and administrative (i)	68,574	62,772	202,591	183,948
Depreciation and amortization	5,185	4,509	14,986	13,333
Severance	145	—	458	67

Total costs and expenses	284,154	314,846	882,316	993,864
Other operating expense, net (see Note 10)	(4,764)	(179)	(3,948)	(709)

Income from operations	10,377	13,328	48,783	40,921
Interest income, net	709	85	2,029	217
Other expense, net	(382)	(5,068)	(2,610)	(24,234)

Income before income taxes	10,704	8,345	48,202	16,904
Provision for income taxes	(2,960)	(3,239)	(12,594)	(5,887)

Net income	7,744	5,106	35,608	11,017
Net income attributable to noncontrolling interests	(854)	(335)	(3,093)	(1,231)

Net income attributable to IDT Corporation	$6,890	$4,771	$32,515	$9,786

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.27	$0.18	$1.27	$0.38
Diluted	$0.27	$0.18	$1.27	$0.37

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,518	25,901	25,544	25,706
Diluted	25,612	26,205	25,589	26,455

(i) Stock-based compensation included in selling, general and administrative expenses	$1,679	$1,245	$3,537	$1,840

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Net income	$7,744	$5,106	$35,608	$11,017
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	115	(224)	81	(547)
Foreign currency translation adjustments	(879)	(29)	(3,251)	(611)
Other comprehensive loss	(764)	(253)	(3,170)	(1,158)
Comprehensive income	6,980	4,853	32,438	9,859
Comprehensive income attributable to noncontrolling interests	(854)	(335)	(3,093)	(1,231)
Comprehensive income attributable to IDT Corporation	$6,126	$4,518	$29,345	$8,628

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended April 30, 2023 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity

BALANCE AT JANUARY 31, 2023	$33	$278	$298,649	$(106,906)	$(13,711)	$9,795	$4,876	$193,014
Repurchases of Class B common stock through repurchase program	—	—	—	(2,500)	—	—	—	(2,500)
Restricted Class B common stock purchased from employees	—	—	—	(4)	—	—	—	(4)
Stock-based compensation	—	—	1,679	—	—	—	—	1,679
Distributions to noncontrolling interests	—	—	—	—	—	—	(106)	(106)
Other comprehensive loss	—	—	—	—	(764)	—	—	(764)
Net income	—	—	—	—	—	6,890	794	7,684
BALANCE AT APRIL 30, 2023	$33	$278	$300,328	$(109,410)	$(14,475)	$16,685	$5,564	$199,003

	Nine Months Ended April 30, 2023 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	(Accumulated Deficit) Retained Earnings	Noncontrolling Interests	Total Equity

BALANCE AT JULY 31, 2022	$33	$277	$296,005	$(101,565)	$(11,305)	$(15,830)	$3,022	$170,637
Exercise of stock options	—	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	(7,506)	—	—	—	(7,506)
Restricted Class B common stock purchased from employees	—	—	—	(339)	—	—	—	(339)
Stock issued to certain executive officers for bonus payments	—	—	615	—	—	—	—	615
Stock-based compensation	—	1	3,536	—	—	—	—	3,537
Distributions to noncontrolling interests	—	—	—	—	—	—	(293)	(293)
Other comprehensive loss	—	—	—	—	(3,170)	—	—	(3,170)
Net income	—	—	—	—	—	32,515	2,835	35,350
BALANCE AT APRIL 30, 2023	$33	$278	$300,328	$(109,410)	$(14,475)	$16,685	$5,564	$199,003

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
	2023	2022
	(in thousands)
Operating activities
Net income	$35,608	$11,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,986	13,333
Deferred income taxes	9,200	4,624
Provision for doubtful accounts receivable	1,180	1,578
Net unrealized loss from marketable securities	3,151	19,705
Stock-based compensation	3,537	1,840
Other	2,114	3,486
Change in assets and liabilities:
Trade accounts receivable	(2,084)	(8,461)
Disbursement prefunding, prepaid expenses, other current assets, and other assets	(27,043)	(20,504)
Trade accounts payable, accrued expenses, other current liabilities, and other liabilities	(6,220)	(2,566)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(2,570)	(9,843)
Deferred revenue	(3,160)	(948)
Net cash provided by operating activities	28,699	13,261
Investing activities
Capital expenditures	(16,033)	(13,794)
Purchase of convertible preferred stock in equity method investment	(168)	(1,051)
Payments for acquisitions, net of cash acquired	—	(7,546)
Purchases of debt securities and equity investments	(44,166)	(11,277)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	34,309	7,752

Net cash used in investing activities	(26,058)	(25,916)
Financing activities
Distributions to noncontrolling interests	(293)	(359)
Proceeds from other liabilities	300	2,301
Repayment of other liabilities.	(2,031)	(1,319)
Proceeds from borrowings under revolving credit facility	2,383	2,566
Repayment of borrowings under revolving credit facility.	(2,383)	(2,566)
Proceeds from sale of redeemable equity in subsidiary	—	10,000
Proceeds from exercise of stock options	172	137
Repurchases of Class B common stock	(7,845)	(12,832)

Net cash used in financing activities	(9,697)	(2,072)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	2,537	(14,093)

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(4,519)	(28,820)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	189,562	226,916
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$185,043	$198,096

Supplemental schedule of non-cash investing and financing activities
Conversion of equity method investment’s secured promissory notes into convertible preferred stock	$4,038	—
Stock issued to certain executive officers for bonus payments	$615	$—
Liabilities incurred for acquisitions	$—	$7,849
Shares of the Company’s Class B common stock issued for acquisition	$—	$1,000
Cashless exercise of stock options in exchange for shares of the Company’s Class B common stock	$—	$14,930

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2023. The balance sheet at July 31, 2022 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2022, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

The Fintech segment is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation (“Leaf”), a provider of digital wallet services in emerging markets, a variable interest entity (“VIE”) that operates money transfer businesses (see Note 9), and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

The NRS segment is an operator of a nationwide point of sale (“POS”) network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

The net2phone segment is comprised of net2phone’s cloud communications offerings.

The Traditional Communications segment includes IDT Digital Payments (formerly Mobile Top-Up), which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2023
Revenues	$21,787	$18,073	$18,392	$241,043	$—	$299,295
(Loss) income from operations	(1,318)	2,079	(377)	12,924	(2,931)	10,377

Three Months Ended April 30, 2022
Revenues	$17,215	$11,383	$15,555	$284,200	$—	$328,353
(Loss) income from operations	(1,112)	1,078	(2,257)	17,579	(1,960)	13,328

Nine Months Ended April 30, 2023
Revenues	$61,995	$57,208	$53,136	$762,708	$—	$935,047
(Loss) income from operations	(613)	12,684	(2,008)	47,195	(8,475)	48,783

Nine Months Ended April 30, 2022
Revenues	$46,044	$32,075	$42,003	$915,372	$—	$1,035,494
(Loss) income from operations	(4,978)	4,483	(9,315)	57,804	(7,073)	40,921

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. BOSS Money and NRS’ revenues are primarily recognized at a point in time, and net2phone’s revenue is mainly recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from IDT Digital Payments, BOSS Revolution Calling, and IDT Global. IDT Digital Payments and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
BOSS Money	$19,441	$15,084	$54,644	$39,207
Other	2,346	2,131	7,351	6,837
Total Fintech	21,787	17,215	61,995	46,044
National Retail Solutions	18,073	11,383	57,208	32,075
net2phone	18,392	15,555	53,136	42,003
IDT Digital Payments	101,030	115,864	316,207	360,594
BOSS Revolution Calling	77,646	91,768	246,729	297,688
IDT Global	54,473	67,094	174,715	229,407
Other	7,894	9,474	25,057	27,683
Total Traditional Communications	241,043	284,200	762,708	915,372
Total	$299,295	$328,353	$935,047	$1,035,494

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2023
United States	$21,124	$18,073	$9,571	$166,854	$215,622
Outside the United States:
United Kingdom	—	—	—	64,415	64,415
Other	663	—	8,821	9,774	19,258
Total outside the United States	663	—	8,821	74,189	83,673
Total	$21,787	$18,073	$18,392	$241,043	$299,295

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2022
United States	$16,716	$11,383	$7,732	$198,174	$234,005
Outside the United States:
United Kingdom	—	—	—	74,567	74,567
Other	499	—	7,823	11,459	19,781
Total outside the United States	499	—	7,823	86,026	94,348
Total	$17,215	$11,383	$15,555	$284,200	$328,353

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2023
United States	$59,991	$57,208	$27,888	$528,116	$673,203
Outside the United States:
United Kingdom	—	—	—	202,355	202,355
Other	2,004	—	25,248	32,237	59,489
Total outside the United States	2,004	—	25,248	234,592	261,844
Total	$61,995	$57,208	$53,136	$762,708	$935,047

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2022
United States	$44,683	$32,075	$21,713	$644,166	$742,637
Outside the United States:
United Kingdom	—	—	—	233,647	233,647
Other	1,361	—	20,290	37,559	59,210
Total outside the United States	1,361	—	20,290	271,206	292,857
Total	$46,044	$32,075	$42,003	$915,372	$1,035,494

Remaining Performance Obligations

The Company does not have any significant revenue from performance obligations satisfied or partially satisfied in previous reporting periods. The Company’s remaining performance obligations at April 30, 2023 and July 31, 2022 primarily had an original expected duration of one year or less.

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$16,772	$18,751	$21,890	$25,437

Deferred Customer Contract Acquisition and Fulfillment Costs

The Company recognizes as an asset its incremental costs of obtaining a contract with a customer that it expects to recover. The Company’s incremental costs of obtaining a contract with a customer are sales commissions paid to employees and third parties on sales to end users. If the amortization period were one year or less for the asset that would be recognized from deferring these costs, the Company applies the practical expedient whereby the Company charges these costs to expense when incurred. For net2phone sales, the Company defers these costs and amortizes them over the expected customer relationship period when it is expected to exceed one year.

The Company’s costs to fulfill its contracts do not meet the criteria to be recognized as an asset, therefore these costs are charged to expense as incurred.

The Company’s deferred customer contract acquisition costs were as follows:

	April 30, 2023	July 31, 2022
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,343	$4,085
Deferred customer contract acquisition costs included in “Other assets”	3,542	3,469
Total	$7,885	$7,554

  The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,226	$1,121	$3,631	$3,163

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

The Company leases office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. The Company’s lease in that building continues with the new owner. The Company leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company (an executive officer position) and the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors and Executive Chairman of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three and nine months ended April 30, 2023, the Company incurred lease costs of $33,000 and $0.2 million, respectively, in connection with the Rafael leases, which excludes Newark lease costs after August 22, 2022. In the three and nine months ended April 30, 2022, the Company incurred lease costs of $0.5 million and $1.4 million, respectively, in connection with the Rafael leases. Lease costs incurred in connection with the Rafael leases is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Operating lease cost	$817	$743	$2,384	$2,130
Short-term lease cost	256	277	784	877
Total lease cost	$1,073	$1,020	$3,168	$3,007

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$842	$724	$2,431	$2,089

	April 30, 2023	July 31, 2022
Weighted-average remaining lease term-operating leases	2.5 years	2.8 years
Weighted-average discount rate-operating leases	3.6%	3.0%

In the nine months ended April 30, 2023 and 2022, the Company obtained right-of-use assets of $1.7 million and $2.2 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	April 30, 2023	July 31, 2022
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,811	$2,899
Operating lease liabilities included in noncurrent liabilities	3,572	4,606

Total	$6,383	$7,505

Future minimum maturities of operating lease liabilities were as follows (in thousands):

Twelve-month period ending April 30:
2024	$3,001
2025	2,658
2026	569
2027	379
2028	95
Thereafter	—
Total lease payments	6,702
Less imputed interest	(319)

Total operating lease liabilities	$6,383

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	April 30, 2023	July 31, 2022
	(in thousands)
Cash and cash equivalents	$90,722	$98,352
Restricted cash and cash equivalents	94,321	91,210
Total cash, cash equivalents, and restricted cash and cash equivalents	$185,043	$189,562

At April 30, 2023 and July 31, 2022, restricted cash and cash equivalents included $86.9 million and $86.6 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2023 and July 31, 2022, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $16.9 million and $17.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2023:
Certificates of deposit*	$4,080	$4	$(1)	$4,083
U.S. Treasury bills and notes	30,560	85	(93)	30,552
Government sponsored enterprises notes	3,858	—	(6)	3,852
Corporate bonds	3,954	2	(456)	3,500
Total	$42,452	$91	$(556)	$41,987
July 31, 2022:
Certificates of deposit*	$2,000	$—	$(14)	$1,986
U.S. Treasury bills and notes	13,848	—	(114)	13,734
Corporate bonds	3,966	1	(416)	3,551
Municipal bonds	3,035	—	(3)	3,032
Total	$22,849	$1	$(547)	$22,303

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $6.8 million and $1.7 million in the three months ended April 30, 2023 and 2022, respectively, and $34.3 million and $7.8 million in the nine months ended April 30, 2023 and 2022, respectively. There were no realized gains or realized losses from sales of debt securities in the three and nine months ended April 30, 2023 and 2022. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2023 were as follows:

Fair Value
(in thousands)
Within one year	$34,705
After one year through five years	6,109
After five years through ten years	1,127
After ten years	46

Total	$41,987

 The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2023:
Certificates of deposit	$1	$960
U.S. Treasury bills and notes	93	15,998
Government sponsored enterprises notes	6	3,852
Corporate bonds	456	3,444
Total	$556	$24,254
July 31, 2022:
Certificates of deposit	$14	$1,986
U.S. Treasury bills and notes	114	13,734
Corporate bonds	416	3,514
Municipal bonds	3	2,412
Total	$547	$21,646

The following available-for-sale debt securities included in the tables above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2023:
U.S. Treasury bills and notes	$78	$880
Corporate bonds	454	3,400
Total	$532	$4,280
July 31, 2022:
U.S. Treasury bills and notes	$72	$892
Corporate bonds	234	1,731
Total	$306	$2,623

At April 30, 2023 and July 31, 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	April 30, 2023	July 31, 2022
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2023 and July 31, 2022	$84	$117
Rafael Holdings, Inc. Class B common stock, 278,810 and 290,214 shares at April 30, 2023 and July 31, 2022, respectively	586	586
Other marketable equity securities	1,112	4,089
Fixed income mutual funds	3,994	12,299

Current equity investments	$5,776	$17,091

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,238	$1,132
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	1,230
Convertible preferred stock—equity method investment	3,064	1,001
Hedge funds	3,136	3,238
Other	2,825	825
Noncurrent equity investments	$10,263	$7,426

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$1,494	$2,539	$1,401	$2,743
Adjustment for observable transactions involving a similar investment from the same issuer	13	(130)	106	(334)
Impairments	—	—	—	—

Balance, end of the period	$1,507	$2,409	$1,507	$2,409

The Company increased the carrying value of the shares of Visa Series C Preferred it held by $13,000 and $0.1 million in the three and nine months ended April 30, 2023, respectively, and the Company decreased the carrying value of the shares of Visa Series C Preferred it held by $0.1 million and $0.3 million in the three and nine months ended April 30, 2022, respectively, based on the fair value of Visa Class A common stock, including a discount for lack of current marketability.

Unrealized gains and losses for all equity investments measured at fair value included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Net losses recognized during the period on equity investments	$(480)	$(3,416)	$(2,649)	$(20,862)
Less: net gains recognized during the period on equity investments sold during the period	—	—	18	10
Unrealized losses recognized during the period on equity investments still held at the reporting date	$(480)	$(3,416)	$(2,667)	$(20,872)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Unrealized gains (losses) recognized during the period on equity investments:
Rafael Class B common stock	$11	$(578)	$20	$(14,064)

Zedge Class B common stock	$(9)	$(102)	$(33)	$(432)

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

The Company accounted for this investment using the equity method since the Series B and Series C convertible preferred stock were in-substance common stock, and the Company could exercise significant influence over the operating and financial policies of the EMI.

As of July 31, 2022, the Company was the holder of secured promissory notes made by the EMI in exchange for loans of an aggregate of $2.5 million, which increased to an aggregate of $4.0 million including accrued interest as of April 6, 2023. The notes provided for interest on the principal amount at 15% per annum payable monthly. The notes were due and payable in February 2023 and April 2023.

On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, the EMI has no common stock outstanding, each share of the EMI’s convertible preferred stock was converted into shares of the subsidiary’s Series A Convertible Preferred Stock (“EMI Preferred Stock”), and the principal and accrued interest of the EMI’s secured promissory notes was converted into shares of EMI Preferred Stock (the “Conversions”). In addition, each of the EMI’s shareholders agreed to purchase additional shares of EMI Preferred Stock, for which the Company paid $0.2 million in April 2023 and $0.7 million in May 2023 to purchase the additional shares. Following the merger, the Conversions, and the purchases of additional shares of EMI Preferred Stock, the Company’s ownership increased to 33.3% of the EMI’s outstanding shares.

The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but it does not have a controlling interest.

The Company determined that on the dates of the acquisitions, there were differences between its investment in the EMI and its proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to the Company’s interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of income, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other expense, net” (see Note 17).

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$(374)	$2,509	$1,001	$2,901
Purchase of convertible preferred stock	168	—	168	1,051
Conversion of secured promissory notes into convertible preferred stock	4,038	—	4,038	—
Equity in the net loss of investee	(532)	(583)	(1,544)	(1,662)
Amortization of equity method basis difference	(236)	(182)	(599)	(546)

Balance, end of the period	$3,064	$1,744	$3,064	$1,744

Summarized financial information of the EMI was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)

Revenues	$2,115	$2,689	$5,806	$5,760
Costs and expenses:
Direct cost of revenues	1,693	4,402	4,921	7,307
Selling, general and administrative	2,080	1,265	5,488	3,928

Total costs and expenses	3,773	5,667	10,409	11,235

Loss from operations	(1,658)	(2,978)	(4,603)	(5,475)
Other expense	(266)	(82)	(1,108)	(83)

Net loss	$(1,924)	$(3,060)	$(5,711)	$(5,558)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2023
Debt securities	$30,552	$11,435	$—	$41,987
Equity investments included in current assets	5,776	—	—	5,776
Equity investments included in noncurrent assets	—	2,500	1,238	3,738
Total	$36,328	$13,935	$1,238	$51,501

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,351)	$(2,351)
Other noncurrent liabilities	—	—	(2,773)	(2,773)
Total	$—	$—	$(5,124)	$(5,124)

July 31, 2022
Debt securities	$13,734	$8,569	$—	$22,303
Equity investments included in current assets	17,091	—	—	17,091
Equity investments included in noncurrent assets	—	1,730	1,132	2,862
Total	$30,825	$10,299	$1,132	$42,256

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,578)	$(2,578)
Other noncurrent liabilities	—	—	(5,968)	(5,968)
Total	$—	$—	$(8,546)	$(8,546)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At April 30, 2023 and July 31, 2022, the Company had $3.1 million and $3.2 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$1,225	$2,261	$1,132	$2,465
Total gains (losses) recognized in “Other expense, net”	13	(130)	106	(334)

Balance, end of period	$1,238	$2,131	$1,238	$2,131

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Balance, beginning of period	$6,609	$703	$8,546	$1,025
Transfer into Level 3 from acquisitions	—	7,849	—	7,849
Payments	(1,800)	—	(2,175)	—
Total losses (gains) included in:
“Other operating expense, net”	216	—	(1,349)	(303)
Interest expense included in “Interest income, net”	97	—	97	—
“Foreign currency translation adjustment”	2	(4)	5	(23)

Balance, end of period	$5,124	$8,548	$5,124	$8,548

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

In the nine months ended April 30, 2023, the Company paid an aggregate of $2.2 million in contingent consideration related to prior acquisitions. In addition, in the nine months ended April 30, 2023, the Company determined that the requirements for a portion of the contingent consideration payments related to the acquisition of Leaf would not be met, and, in the nine months ended April 30, 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. The Company recorded gains of $1.6 million and $0.3 million in the nine months ended April 30, 2023 and 2022, respectively, on the write-off of these contingent consideration payment obligations, which were included in “Other operating expense, net” in the accompanying consolidated statements of income. Also, in the three and nine months ended April 30, 2023, the Company increased the estimated fair value of acquisition-related contingent consideration by $0.2 million, which was included in “Other operating expense, net” in the accompanying consolidated statements of income. There were no other changes in the estimated fair value of contingent consideration in the nine months ended April 30, 2023 and 2022.

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

  Cash and cash equivalents, restricted cash and cash equivalents, other current assets, customer deposits, and other current liabilities. At April 30, 2023 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and other current assets, customer deposits, and other current liabilities were classified as Level 2 of the fair value hierarchy.

  Other assets and other liabilities. At April 30, 2023 and July 31, 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The VIE’s net income and aggregate funding provided by (repaid to) the Company were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Net income of the VIE	$43	$72	$208	$72

Aggregate funding provided by (repaid to) the Company, net	$—	$1	$87	$(95)

The VIE’s summarized consolidated balance sheet amounts are as follows:

	April 30, 2023	July 31, 2022
	(in thousands)
Assets:
Cash and equivalents	$2,607	$1,808
Restricted cash	7,379	4,490
Trade accounts receivable, net	5	31
Prepaid expenses	101	14
Other current assets	1,240	1,387
Due from the Company	—	86
Property, plant, and equipment, net	325	467
Other intangibles, net	775	889

Total assets	$12,432	$9,172

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$—
Accrued expenses	19	20
Other current liabilities	8,553	5,559
Due to the Company	1	—
Accumulated other comprehensive loss	49	(9)
Noncontrolling interests	3,810	3,602

Total liabilities and noncontrolling interests	$12,432	$9,172

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(973)	$(1,410)	$(5,082)	$(5,081)
Corporate—Straight Path Communications Inc. class action insurance claims	337	1,252	3,325	4,139
Fintech—write-off of contingent consideration liability	—	—	1,565	—
Fintech— government grants	—	13	382	13
net2phone—write-off of contingent consideration liability	—	—	—	303
net2phone—other	—	—	—	(10)
Traditional Communications— cable telephony customer indemnification claim	(3,912)	(33)	(3,925)	(68)
Traditional Communications—contingent consideration liability	(216)	—	(216)	—
Traditional Communications—other	—	(1)	3	(5)

Total other operating expense, net	$(4,764)	$(179)	$(3,948)	$(709)

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) has been named in a pending class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and nine months ended April 30, 2023 and 2022.

Contingent Consideration Liabilities

In the nine months ended April 30, 2023, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. In addition, in the nine months ended April 30, 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. The Company recognized gains on the write-off of these contingent consideration payment obligations in the Fintech and net2phone segments, respectively. Also, in the three and nine months ended April 30, 2023, the Company increased the estimated fair value of acquisition-related contingent consideration in its Traditional Communications segment by $0.2 million.

Government Grants

In the nine months ended April 30, 2023 and in the three and nine months ended April 30, 2022, Leaf received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a cable telephony customer related to patent infringement claims brought against the customer. On May 8, 2023, the Company and the customer agreed to release the Company from the indemnification agreement in exchange for $3.9 million, of which $1.9 million was paid on May 10, 2023 and the remainder will be paid in five monthly invoice deductions of $0.4 million each.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2023 and July 31, 2022, there were no amounts outstanding under this facility. In the nine months ended April 30, 2023 and 2022, IDT Telecom borrowed and repaid an aggregate of $2.4 million and $2.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2023 and July 31, 2022, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

Stock Issued to Certain Executive Officers for Bonus Payments

In the nine months ended April 30, 2023, certain executive officers of the Company received performance bonuses for fiscal 2022 of an aggregate of $ 1.2 million, of which one-half was paid in cash and one-half was paid in shares of the Company’s Class B common stock. The Company issued 24,543 shares of its Class B common stock with an issue date value of $0.6 million for the bonus payments.

2022 Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program (under its 2015 Stock Option and Incentive Plan) in the form of grants of deferred stock units (“DSUs”) that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. In the nine months ended April 30, 2023, the Company granted an aggregate of 193,225 DSUs to certain of its executive officers and other employees. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On May 17, 2023, the first vesting date under the program, in accordance with the program and based on certain elections made by grantees, the Company issued 41,945 shares of its Class B common stock for vested DSUs. Based on those elections, vesting for 30,909 DSUs was delayed until February 21, 2024. Subject to continued full time employment or other service to the Company, the remaining DSUs are scheduled to vest on February 21, 2024 and February 25, 2025. The grantees will have the right to elect a later vesting date no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on February 21, 2024 and any DSUs that do not vest based on the grantee’s election, will be eligible to vest on February 25, 2025. The Company estimated that the fair value of the DSUs on the date of grants was an aggregate of $5.2 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $27.20. At April 30, 2023, there was $2.9 million of total unrecognized compensation cost related to non-vested DSUs.

2019 Deferred Stock Units Equity Incentive Program

The Company had a prior equity incentive program in the form of DSUs that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. On January 5, 2022, the third and final vesting date under the program, the Company issued 301,296 shares of its Class B common stock in respect of DSUs that vested on that date.

Stock Option and Incentive Plan—Other

On December 14, 2022, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 50,000 shares.

In the nine months ended April 30, 2023, the Company received cash from the exercise of stock options of $0.2 million, for which the Company issued 12,500 shares of its Class B common stock. In the nine months ended April 30, 2022, the Company received cash from the exercise of stock options of $0.1 million, for which the Company issued 10,000 shares of its Class B common stock. In addition, in April 2022, Howard S. Jonas exercised stock options for 1.0 million shares of the Company’s Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of the Company’s Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options. Mr. Jonas tendered 137,364 shares of the Company’s Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises.

In the nine months ended April 30, 2023, the Company granted 15,000 shares of its Class B common stock to an employee. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $0.4 million for this grant, which was the fair value of the shares on the grant date. In addition, in the nine months ended April 30, 2023, the Company granted 16,000 restricted shares of its Class B common stock to an executive officer. The Company estimated that the grant date fair value of the shares was $0.3 million, which is being recognized on a straight-line basis over the remaining vesting period that ends in February 2025.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2023, the Company repurchased 280,130 shares of its Class B common stock for an aggregate purchase price of $7.5 million. There were no repurchases under the program in the nine months ended April 30, 2022. At April 30, 2023, 4.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2023 and 2022, the Company paid $0.3 million and $9.0 million, respectively, to repurchase 13,547 and 200,438 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of DSUs, and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$60	$36	$258	$99

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Basic weighted-average number of shares	25,518	25,901	25,544	25,706
Effect of dilutive securities:
Stock options	7	301	9	575
Non-vested restricted Class B common stock	87	3	36	174

Diluted weighted-average number of shares	25,612	26,205	25,589	26,455

There were no shares or options excluded from the calculation of diluted earnings per share in the three and nine months ended April 30, 2023 and 2022.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2022	$(546)	$(10,759)	$(11,305)
Other comprehensive income (loss) attributable to IDT Corporation	81	(3,251)	(3,170)

Balance, April 30, 2023	$(465)	$(14,010)	$(14,475)

Note 16—Commitments and Contingencies

COVID-19

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. As of the date of this Quarterly Report, the Company continues to monitor the situation. The Company cannot predict with certainty the potential impact of COVID-19 if it re-invigorates on the Company’s results of operations, financial condition, or cash flows.

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleges that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs are seeking, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. On September 24, 2017, the Company filed a motion to dismiss the amended complaint, which was ultimately denied, and which denial was affirmed by the Delaware Supreme Court. On February 17, 2022, the court denied the Company’s motion for summary judgment. On March 10, 2022, JDS1, LLC withdrew its application to serve as class representative and lead plaintiff. On May 16, 2022, the court denied The Arbitrage Fund’s motion to serve as class representative and lead plaintiff, and approved intervenor Ardell Howard’s motion to serve as class representative. The trial commenced on August 29, 2022 for a period of five days, followed by another five-day period in December 2022. The court held closing arguments on May 3, 2023. The Company is vigorously defending this matter (see Note 10). At this stage, the Company is unable to estimate its potential liability, if any.

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

Regulatory Fees Audit

  The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company, in accordance with USAC’s audit procedures, appealed certain of the findings. USAC issued a final decision, and the final decision overturned one of the initial findings but left the remaining initial findings in place. The reversal will result in the elimination of a $1.8 million charge by the Universal Service Fund. The final decision upheld the imposition of a $2.9 million charge to the Federal Telecommunications Fund. The Company intends to appeal the USAC’s final decision to the FCC and does not intend to remit payment for the Federal Telecommunications Fund fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At April 30, 2023 and July 31, 2022, the Company’s accrued expenses included $29.1 million and $33.2 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2023, the Company had purchase commitments of $7.9 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2023, the Company had aggregate performance bonds of $25.8 million outstanding.

Note 17—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2023	2022	2023	2022
	(in thousands)
Foreign currency transaction gains (losses)	$893	$(857)	$2,344	$(259)
Equity in net loss of investee	(768)	(765)	(2,143)	(2,208)
Losses on investments, net	(480)	(3,416)	(2,649)	(20,862)
Other	(27)	(30)	(162)	(905)

Total other expense, net	$(382)	$(5,068)	$(2,610)	$(24,234)

Note 18—Income Taxes

At April 30, 2023, the Company’s best estimate of the effective tax rate expected to be applicable for fiscal 2023 was 28.7% compared to 16.9% at July 31, 2022. The changes in the estimated effective tax rate were mainly due to stock-based compensation and differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Defined Contribution Plan

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In April 2023, the Company contributed cash of $1.1 million to the Company’s 401(k) Plan for matching contributions.

Note 20—Recently Issued Accounting Standards Not Yet Adopted

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

COVID-19

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. As of the date of this Quarterly Report, we continue to monitor the situation. We cannot predict with certainty the potential impact of COVID-19 if it re-invigorates on our results of operations, financial condition, or cash flows.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

●	for National Retail Solutions, or NRS, active point of sale, or POS, terminals, payment processing accounts, and recurring revenue,
●	for net2phone, seats and subscription revenue, and
●	for Traditional Communications, minutes of use.

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

Three and Nine Months Ended April 30, 2023 Compared to Three and Nine Months Ended April 30, 2022

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

Fintech Segment

Fintech, which represented 7.3% and 5.2% of our total revenues in the three months ended April 30, 2023 and 2022, respectively, and 6.6% and 4.4% of our total revenues in the nine months ended April 30, 2023 and 2022, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation, or Leaf, a provider of digital wallet services in emerging markets, a variable interest entity, or VIE, that operates money transfer businesses, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)
Revenues:
BOSS Money	$19.5	$15.1	$4.4	28.9%	$54.6	$39.2	$15.4	39.4%
Other	2.3	2.1	0.2	10.1	7.4	6.8	0.6	7.5

Total revenues	21.8	17.2	4.6	26.6	62.0	46.0	16.0	34.6
Direct cost of revenues	(9.2)	(6.6)	2.6	39.8	(25.5)	(18.6)	6.9	36.6
Selling, general and administrative	(13.2)	(11.1)	2.1	18.0	(37.0)	(30.7)	6.3	20.8
Depreciation and amortization	(0.7)	(0.6)	0.1	23.0	(2.0)	(1.6)	0.4	22.8
Severance	—	—	—	—	—	(0.1)	(0.1)	(100.0)
Other operating gains	—	—	—	—	1.9	—	(1.9)	nm

Loss from operations	$(1.3)	$(1.1)	$(0.2)	(18.5)%	$(0.6)	$(5.0)	$4.4	87.7%

nm—not meaningful

Revenues. Revenues from BOSS Money increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily because of increased transaction volume in BOSS Money’s direct-to-consumer digital and retail channels in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022, as well as the development and introduction of new platform functionalities enabling more flexible and granular pricing strategies. BOSS Money continues to benefit from the expansion of its disbursement networks, particularly in Africa and the Caribbean.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increased direct cost of revenues in BOSS Money’s direct-to-consumer digital and retail channels, which reflected the increase in BOSS Money’s revenue.

  Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in debit and credit card processing charges, employee compensation, and marketing expenses. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 60.5% from 64.9% in the three months ended April 30, 2023 and 2022, respectively, and decreased to 59.8% from 66.6% in the nine months ended April 30, 2023 and 2022, respectively.

  Depreciation and Amortization. Depreciation and amortization expense increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gains. In the three months ended April 30, 2023 and 2022, Leaf received payments of nil and $13,000, respectively, and in the nine months ended April 30, 2023 and 2022, Leaf received payments of $0.3 million and $13,000, respectively, from government grants for the development and commercialization of blockchain-backed financial technologies. In addition, in the nine months ended April 30, 2023, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recognized a gain of $1.6 million on the write-off of this contingent consideration payment obligation.

National Retail Solutions Segment

NRS, which represented 6.0% and 3.5% of our total revenues in the three months ended April 30, 2023 and 2022, respectively, and 6.1% and 3.1% of our total revenues in the nine months ended April 30, 2023 and 2022, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)
Revenues:
Recurring	$16.5	$10.0	$6.5	65.4%	$52.6	$27.6	$25.0	90.8%
Other	1.6	1.4	0.2	12.2	4.6	4.5	0.1	2.0

Total revenues	18.1	11.4	6.7	58.8	57.2	32.1	25.1	78.4
Direct cost of revenues	(2.6)	(1.7)	0.9	51.1	(6.8)	(4.4)	2.4	53.4
Selling, general and administrative	(12.8)	(8.4)	4.4	52.5	(36.0)	(22.6)	13.4	59.4
Depreciation and amortization	(0.6)	(0.2)	0.4	197.4	(1.7)	(0.6)	1.1	206.5

Income from operations	$2.1	$1.1	$1.0	92.9%	$12.7	$4.5	$8.2	182.9%

	April 30,		Change
	2023	2022	#	%

	(in thousands)
Active POS terminals	23.9	17.9	6.0	34%
Payment processing accounts	14.1	9.2	4.9	53%

Revenues. Revenues increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 driven primarily by revenue growth from NRS’ merchant services and advertising and data, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in the direct costs of NRS’ POS terminal sales.

  Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in sales commissions, as well as increases in employee compensation. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 70.6% from 73.5% in the three months ended April 30, 2023 and 2022, respectively, and decreased to 63.0% from 70.5% in the nine months ended April 30, 2023 and 2022, respectively.

  Depreciation and Amortization. Depreciation and amortization expense increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

net2phone Segment

The net2phone segment, which represented 6.2% and 4.7% of our total revenues in the three months ended April 30, 2023 and 2022, respectively, and 5.7% and 4.1% of our total revenues in the nine months ended April 30, 2023 and 2022, respectively, is comprised of net2phone’s cloud communications offerings.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)
Revenues:
Subscription	$17.1	$14.2	$2.9	20.1%	$49.0	$38.5	$10.5	27.2%
Other	1.3	1.4	(0.1)	(2.0)	4.1	3.5	0.6	18.7

Total revenues	18.4	15.6	2.8	18.2	53.1	42.0	11.1	26.5
Direct cost of revenues	(3.0)	(2.7)	0.3	13.7	(8.9)	(7.5)	1.4	18.3
Selling, general and administrative	(14.4)	(13.8)	0.6	3.9	(42.1)	(40.2)	1.9	4.8
Depreciation and amortization	(1.4)	(1.4)	—	4.3	(4.1)	(3.9)	0.2	5.4
Other operating gain, net	—	—	—	—	—	0.3	(0.3)	(100.0)

Loss from operations	$(0.4)	$(2.3)	$1.9	83.3%	$(2.0)	$(9.3)	$7.3	78.4%

	April 30,		Change
	2023	2022	#	%
	(in thousands)
Seats served	340	279	61	22%

Revenues. net2phone’s revenues increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 driven primarily by the growth in subscription revenue in the U.S. and Latin American markets, which reflects the increase in seats served at April 30, 2023 compared to April 30, 2022 in those markets.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to the increase in revenues, with the largest increases in the U.S. market. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to increases in sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expenses decreased to 78.1% from 88.8% in the three months ended April 30, 2023 and 2022, respectively, and decreased to 79.3% from 95.6% in the nine months ended April 30, 2023 and 2022, respectively.

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

Depreciation and Amortization. Depreciation and amortization expense was substantially unchanged in the three months ended April 30, 2023 compared to the similar period in fiscal 2022. The increase in depreciation and amortization expense in the nine months ended April 30, 2023 compared to the similar period in fiscal 2022 was due to increased depreciation of net2phone’s telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

  Other Operating Gain, net. In the nine months ended April 30, 2022, we determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. net2phone recognized a gain of $0.3 million in the nine months ended April 30, 2022 on the write-off of this contingent consideration payment obligation.

  Traditional Communications Segment

The Traditional Communications segment, which represented 80.5% and 86.6% of our total revenues in the three months ended April 30, 2023 and 2022, respectively, and 81.6% and 88.4% of our total revenues in the nine months ended April 30, 2023 and 2022, respectively, includes IDT Digital Payments (formerly Mobile Top-Up), which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Traditional Communications’ most significant revenue streams are from IDT Digital Payments, BOSS Revolution Calling, and IDT Global. IDT Digital Payments and BOSS Revolution Calling are sold direct-to-consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2023	2022	$/#	%	2023	2022	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$101.0	$115.9	$(14.9)	(12.8)%	$316.2	$360.6	$(44.4)	(12.3)%
BOSS Revolution Calling	77.6	91.8	(14.2)	(15.4)	246.7	297.7	(51.0)	(17.1)
IDT Global	54.5	67.1	(12.6)	(18.8)	174.7	229.4	(54.7)	(23.8)
Other	7.9	9.4	(1.5)	(16.7)	25.1	27.7	(2.6)	(9.5)

Total revenues	241.0	284.2	(43.2)	(15.2)	762.7	915.4	(152.7)	(16.7)
Direct cost of revenues	(195.4)	(236.6)	(41.2)	(17.4)	(623.1)	(765.9)	(142.8)	(18.6)
Selling, general and administrative	(26.0)	(27.6)	(1.6)	(6.0)	(80.7)	(84.4)	(3.7)	(4.4)
Depreciation and amortization	(2.5)	(2.4)	0.1	4.0	(7.1)	(7.2)	(0.1)	(0.6)
Severance	(0.1)	—	0.1	nm	(0.5)	—	0.5	nm
Other operating expense	(4.1)	—	4.1	nm	(4.1)	(0.1)	4.0	nm

Income from operations	$12.9	$17.6	$(4.7)	(26.5)%	$47.2	$57.8	$(10.6)	(18.4)%

Minutes of use:
BOSS Revolution Calling	549	690	(141)	(20.4)%	1,766	2,252	(486)	(21.6)%
IDT Global	1,428	1,864	(436)	(23.4)	4,739	5,882	(1,143)	(19.4)

nm—not meaningful

Revenues. Revenues from IDT Digital Payments decreased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily from the deterioration of a key corridor that was particularly impactful to revenues in the business-to-business wholesale and retail channels.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to decreases in IDT Global, IDT Digital Payments, and BOSS Revolution Calling’s direct cost of revenues in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022, mostly due to the decrease in revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily due to decreases in debit and credit card processing charges, employee compensation, and sales commissions, partially offset by increases in marketing expense and stock-based compensation expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 10.8% from 9.7% in the three months ended April 30, 2023 and 2022, respectively, and increased to 10.6% from 9.2% in the nine months ended April 30, 2023 and 2022, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in the three months ended April 30, 2023 compared to the similar period in fiscal 2022 primarily due to increases in depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software. Depreciation and amortization expense decreased in the nine months ended April 30, 2023 compared to the similar period in fiscal 2022 primarily due to decreases in depreciation as more of our property, plant, and equipment became fully depreciated, partially offset by increases in depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Other Operating Expense. Other operating expense included $3.9 million and $33,000 in the three months ended April 30, 2023 and 2022, respectively, and $3.9 million and $0.1 million in the nine months ended April 30, 2023 and 2022, respectively, for the indemnification of one of our cable telephony customers related to patent infringement claims brought against the customer. On May 8, 2023, we and the customer agreed to a release from the indemnification agreement in exchange for $3.9 million, of which $1.9 million was paid on May 10, 2023, and the remainder will be paid in five monthly invoice deductions of $0.4 million each. Also, in the three and nine months ended April 30, 2023, we increased the estimated fair value of acquisition-related contingent consideration by $0.2 million.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)
General and administrative	$(2.3)	$(1.8)	$0.5	28.7%	$(6.7)	$(6.1)	$0.6	10.0%
Other operating expense, net	(0.6)	(0.2)	0.4	301.6	(1.8)	(1.0)	0.8	86.5

Loss from operations	$(2.9)	$(2.0)	$0.9	49.5%	$(8.5)	$(7.1)	$1.4	19.8%

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

General and Administrative. Corporate general and administrative expense increased in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 primarily because of increases in employee compensation and stock-based compensation expense. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.8% and 0.5% in the three months ended April 30, 2023 and 2022, respectively, and 0.7% and 0.6% in the nine months ended April 30, 2023 and 2022, respectively.

Other Operating Expense, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) have been named in a pending class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of $1.0 million and $1.4 million in the three months ended April 30, 2023 and 2022, respectively, and $5.1 million in both the nine months ended April 30, 2023 and 2022 related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $0.4 million and $1.2 million in the three months ended April 30, 2023 and 2022, respectively, and $3.3 million and $4.1 million in the nine months ended April 30, 2023 and 2022, respectively.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by our former subsidiary, Rafael Holdings, Inc., or Rafael. On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. Our lease in that building continues with the new owner. We lease office space in Israel from Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In the three and nine months ended April 30, 2023, we incurred lease costs of $33,000 and $0.2 million, respectively, in connection with the Rafael leases, which excludes Newark lease costs after August 22, 2022. In the three and nine months ended April 30, 2022, we incurred lease costs of $0.5 million and $1.4 million, respectively, in connection with the Rafael leases. Lease costs incurred in connection with the Rafael leases are included in consolidated selling, general and administrative expenses.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expenses was $1.7 million and $1.2 million in the three months ended April 30, 2023 and 2022, respectively, and $3.5 million and $1.8 million in the nine months ended April 30, 2023 and 2022, respectively. The increases were primarily due to the grant of deferred stock units, or DSUs, that, upon vesting, will entitle the grantees to receive shares of our Class B common stock. In the nine months ended April 30, 2023, we granted an aggregate of 193,225 DSUs to certain of our executive officers and other employees. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of our Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On May 17, 2023, the first vesting date under the program, in accordance with the program and based on certain elections made by grantees, we issued 41,945 shares of our Class B common stock for vested DSUs. Based on those elections, vesting for 30,909 DSUs was delayed until February 21, 2024. Subject to continued full time employment or other service to us, the remaining DSUs are scheduled to vest on February 21, 2024 and February 25, 2025. The grantees will have the right to elect a later vesting date no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on February 21, 2024 and any DSUs that do not vest based on the grantee’s election, will be eligible to vest on February 25, 2025. We estimated that the fair value of the DSUs on the date of grants was an aggregate of $5.2 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. We used a risk neutral Monte Carlo simulation method in our valuation of the DSUs, which simulated the range of possible future values of our Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $27.20. At April 30, 2023, there was $2.9 million of total unrecognized compensation cost related to non-vested DSUs.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which will be recognized over the vesting period. At April 30, 2023, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $2.8 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that end in fiscal 2027.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2023	2022	$	%	2023	2022	$	%
	(in millions)
Income from operations	$10.4	$13.3	$(2.9)	(22.1)%	$48.8	$40.9	$7.9	19.2%
Interest income, net	0.7	0.1	0.6	734.1	2.0	0.2	1.8	835.0
Other expense, net	(0.4)	(5.1)	4.7	92.5	(2.6)	(24.2)	21.6	89.2
Provision for income taxes	(3.0)	(3.2)	0.2	8.6	(12.6)	(5.9)	(6.7)	(113.9)

Net income	7.7	5.1	2.6	51.7	35.6	11.0	24.6	223.2
Net income attributable to noncontrolling interests	(0.8)	(0.3)	(0.5)	(154.9)	(3.1)	(1.2)	(1.9)	(151.3)

Net income attributable to IDT Corporation	$6.9	$4.8	$2.1	44.4%	$32.5	$9.8	$22.7	232.3%

Other Expense, net. Other expense, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2023	2022	2023	2022
	(in millions)
Foreign currency transaction gains (losses)	$0.9	$(0.9)	$2.3	$(0.2)
Equity in the net loss of investee	(0.8)	(0.8)	(2.1)	(2.2)
Losses on investments, net	(0.5)	(3.4)	(2.6)	(20.9)
Other	—	—	(0.2)	(0.9)

Total other expense, net	$(0.4)	$(5.1)	$(2.6)	$(24.2)

We have an investment in convertible preferred stock of a communications company (the equity method investee, or EMI), that represented 26.57% of the outstanding shares of the EMI on an as converted basis. On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Each of the EMI’s shareholders agreed to purchase additional shares of the EMI’s convertible preferred stock through May 31, 2023. Following the merger, the conversion of our notes receivable into EMI shares described below, and the purchases of the additional EMI’s shares, our ownership interest increased to 33.3% of the EMI’s outstanding shares. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but we do not have a controlling interest.

The losses on investments, net in the three and nine months ended April 30, 2023 included unrealized gains of $11,000 and $20,000, respectively, and in the three and nine months ended April 30, 2022 included unrealized losses of $0.6 million and $14.1 million, respectively, on shares of Rafael’s Class B common stock.

Provision for Income Taxes. The change in income tax expense in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2023 compared to the similar periods in fiscal 2022 was primarily due to increases in the net income of NRS as well as a reductions in the net loss of net2phone 2.0, Inc. and certain other subsidiaries.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2023 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2024.

At April 30, 2023, we had cash, cash equivalents, debt securities, and current equity investments of $138.5 million and working capital (current assets in excess of current liabilities) of $88.3 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At April 30, 2023, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $16.9 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at April 30, 2023:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$7.9	$7.9	$—	$—	$—
Connectivity obligations under service agreements	0.6	0.4	0.2	—	—
Operating leases including short-term leases	7.6	3.5	3.6	0.5	—

Total (1)	$16.1	$11.8	$3.8	$0.5	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $25.8 million in performance bonds, and up to $9.0 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Nine months ended April 30,
	2023	2022
	(in millions)
Cash flows provided by (used in):
Operating activities	$28.7	$13.3
Investing activities	(26.0)	(25.9)
Financing activities	(9.7)	(2.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	2.5	(14.1)

Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(4.5)	$(28.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $72.1 million at April 30, 2023 from $70.2 million at July 31, 2022 primarily due to billings in the nine months ended April 30, 2023 that were greater than amounts collected during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $33.9 million at April 30, 2023 from $36.5 million at July 31, 2022 primarily due to decreases in the BOSS Revolution Calling and IDT Digital Payments deferred revenue balances.

Customer deposit liabilities at IDT Financial Services increased to $86.1 million at April 30, 2023 from $85.8 million at July 31, 2022. Our restricted cash and cash equivalents included $86.9 million and $86.6 million at April 30, 2023 and July 31, 2022, respectively, held by IDT Financial Services.

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

Investing Activities

Our capital expenditures were $16.0 million and $13.8 million in the nine months ended April 30, 2023 and 2022, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending April 30, 2024 will be $21 million to $22 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, among other things, the notes receivable from the EMI that we held with an aggregate principal and accrued interest of $4.0 million were converted into shares of EMI Preferred Stock. In addition, each of the EMI’s shareholders agreed to purchase additional shares of EMI Preferred Stock, for which we paid $0.2 million in April 2023 and $0.7 million in May 2023 to purchase the additional shares. On August 10, 2021, we paid $1.1 million to purchase shares of the EMI’s Series C convertible preferred stock and additional shares of the EMI’s Series B convertible preferred stock.

On March 3, 2022, net2phone 2.0, Inc. purchased all of the outstanding shares of the owners of Integra CCS for cash of $7.1 million, net of cash acquired. We also recorded aggregate liabilities of $4.5 million for the estimated fair value of future payments including contingent consideration. The purchase price also included 27,765 shares of our Class B common stock with a value of $1.0 million that were issued at closing.

On March 1, 2022, our subsidiary, IDT International Telecom, Inc., purchased all of the outstanding shares of Leaf for cash of $0.3 million, net of cash acquired. We also recorded liabilities of $3.3 million for the estimated fair value of contingent consideration.

Purchases of debt securities and equity investments were $44.2 million and $11.3 million in the nine months ended April 30, 2023 and 2022, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $34.3 million and $7.8 million in the nine months ended April 30, 2023 and 2022, respectively.

Financing Activities

We distributed cash of $0.3 million and $0.4 million in the nine months ended April 30, 2023 and 2022, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the nine months ended April 30, 2023 and 2022, we received proceeds from financing-related other liabilities of $0.3 million and $2.3 million, respectively.

In the nine months ended April 30, 2023 and 2022, we repaid financing-related other liabilities of $2.0 million and $1.3 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2023 and July 31, 2022, there were no amounts outstanding under this facility. In the nine months ended April 30, 2023 and 2022, IDT Telecom borrowed and repaid an aggregate of $2.4 million and $2.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the Intercontinental Exchange Benchmark Administration Ltd. LIBOR multiplied by the Regulation D maximum reserve requirement plus 125 to 175 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2024. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2023, IDT Telecom was in compliance with all of the covenants.

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

In the nine months ended April 30, 2023 and 2022, we received cash from the exercise of stock options of $0.2 million and $0.1 million, respectively, for which we issued 12,500 and 10,000 shares, respectively, of our Class B common stock. In addition, in April 2022, Howard S. Jonas, our Chairman (an executive officer position) and the Chairman of our Board of Directors, exercised stock options for 1.0 million shares of our Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of our Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2023, we repurchased 280,130 shares of our Class B common stock for an aggregate purchase price of $7.5 million. There were no repurchases under the program in the nine months ended April 30, 2022. At April 30, 2023, 4.9 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2023 and 2022, we paid $0.3 million and $9.0 million, respectively, to repurchase 13,547 and 200,438 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of DSUs, and lapsing of restrictions on restricted stock. In addition, in April 2022, Mr. Jonas tendered 137,364 shares of our Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Foreign Currency Risk

Revenues from our international operations were 28% and 29% of our consolidated revenues in the three months ended April 30, 2023 and 2022, respectively, and 28% and 28% of our consolidated revenues in the nine months ended April 30, 2023 and 2022, respectively. Therefore, a significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At April 30, 2023 and July 31, 2022, the value of our debt and equity security holdings was an aggregate of $58.0 million and $46.8 million, respectively, which represented 11% and 9% of our total assets at April 30, 2023 and July 31, 2022, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2023:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1–28, 2023	—	$—	—	5,010,317
March 1–31, 2023 (2)	144	$30.56	—	5,010,317
April 1–30, 2023	76,694	$32.57	76,694	4,933,623
Total	76,838	$32.56	76,694

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.
(2)	Shares of our Class B common stock that were tendered by an employee of ours to satisfy the employee’s tax withholding obligations in connection with the lapsing of restrictions on restricted stock. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed or furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

June 9, 2023	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

June 9, 2023	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

