Form 10-K
period 2023-07-31
IDT CORP
filed 2023-10-16
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2023.

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $29.39 per share, as reported on the New York Stock Exchange, was approximately $599.4 million.

As of October 11, 2023, the registrant had outstanding 23,587,244 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 4,277,772 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 13, 2023, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2023 refers to the fiscal year ended July 31, 2023).

Item 1. Business.

OVERVIEW

IDT is a provider of point-of-sale terminal-based solutions, international money remittance and other financial technology, or fintech businesses, cloud communications and traditional communications services. Our businesses leverage common strategic assets to serve differentiated markets with innovative offerings.

Our consumer businesses make it easier for families to connect, support and share across international borders. We also enable businesses to transact and communicate with their customers with enhanced intelligence and insight.

IDT’s key businesses are:

■	National Retail Solutions (NRS): Operates the leading point-of-sale, or POS, terminal-based platform for convenience stores, bodegas, and other independent retailers in the United States. NRS’ purpose-built integrated hardware and software solution enables these stores to operate and process transactions more effectively. Through its NRS PAY offerings, NRS allows these retailers to accept and process credit, debit, and electronic benefit transfer payments. Leveraging the POS platform, including its customer-facing screens and transaction analytics, NRS also provides advertisers and marketers with unprecedented reach into the U.S.’s predominantly urban, immigrant-centric consumer markets;

■	BOSS Money: Provides international money remittance services marketed to immigrant communities across the United States and Canada. BOSS Money makes it easy and convenient for retail customers to send money to friends and family in 47 countries in Latin America and the Caribbean, Africa, Europe and Asia. BOSS Money transfers are initiated both digitally, through the popular BOSS Money and BOSS Revolution Calling apps and BOSS Money website, and through licensed BOSS Money retail agents who can accept cash payments;

■	net2phone: Provides businesses in North America, Latin America, the Caribbean and Spain with cloud communications offerings marketed under its UNITE brand and contact center offerings under its uContact brand, as well as other, smaller offerings to enable intelligent business communications;

■	IDT Digital Payments: Provides a wide range of prepaid digital products including mobile airtime top-up, mobile data bundles, digital gift cards and other offerings directly to consumers through BOSS’ retail and digital channels. (Mobile top-up enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts.) IDT Digital Payments also serves the enterprise space via Zendit, its prepaid-as-a-service platform. Zendit enables businesses, entrepreneurs, and developers to offer prepaid digital offerings globally including mobile airtime top-up, mobile data bundles, digital gift cards, and prepaid utility payments;

■	BOSS Revolution Calling: Provides international long-distance voice service marketed primarily to immigrant communities in the United States and Canada. BOSS Revolution Calling is provisioned through the popular BOSS Revolution Calling app and ‘calling cards’ sold by a robust network of over 30,000 BOSS Revolution retail agents; and

■	IDT Global: Provides wholesale international voice termination, virtual numbers, and SMS termination solutions to telecoms worldwide. Through its IDT Express self-provisioning portal, IDT Global also serves small and medium businesses.

IDT also operates other, small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

SEGMENT REPORTING

We have four reportable business segments: (1) National Retail Solutions, or NRS; (2) Fintech; (3) net2phone; and (4) Traditional Communications.

As of August 1, 2022, our National Retail Solutions business was reclassified to the NRS segment from the Fintech segment. In addition, certain lines of business were reclassified to the Fintech segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The NRS segment, which contributed revenue of $77.1 million in fiscal 2023 and $51.3 million in fiscal 2022 (6.2% and 3.8% of our total revenues, respectively) comprises our NRS business.

The Fintech segment, which contributed revenue of $86.6 million in fiscal 2023 and $64.6 million in fiscal 2022 (7.0% and 4.7% of our total revenues, respectively), comprises our BOSS Money remittance business and other, significantly smaller, financial services businesses, offerings and technologically innovative initiatives.

The net2phone segment, which contributed revenue of $72.4 million in fiscal 2023 and $58.2 million in fiscal 2022 (5.8% and 4.3% of our total revenues, respectively), comprises unified communications as a service, or UCaaS, offered under net2phone’s Unite Brand, contact center as a service, or CCaaS, offered under its uContact brand, and other offerings that leverage the cloud to enable intelligent business communications.

The Traditional Communications segment, which contributed revenue of $1,002.7 million in fiscal 2023 and $1,190.0 million in fiscal 2022 (81.0% and 87.2% of our total revenues, respectively) includes IDT Digital Payments, BOSS Revolution Calling, and IDT Global, as well as other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

2016 – We spin-off our majority interest in our Zedge subsidiary to our stockholders. Zedge provides a content platform for mobile device personalization including ringtones, wallpapers, home screen icons and notification sounds. Zedge’s stock is listed on the NYSE American with the ticker symbol “ZDGE”.

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

2020 – net2phone introduces its Huddle video conferencing solution and integration with Microsoft Teams.

–	We acquire a majority stake in Sochitel UK Ltd., or Sochitel, a global hub and digital distribution platform for mobile top-up, electronic vouchers, and other value transfer services.

2021 – net2phone launches integrations with Salesforce and Zapier among others, and HIPAA-compatible solutions for healthcare providers.

–	BOSS Money is integrated into the BOSS Revolution Calling app.

2022 – net2phone acquires Integra CCS, or Integra, a CCaaS provider operating in the Americas and Europe.

–	We acquire Leaf Global Fintech Corporation, or Leaf, an award-winning provider of digital wallet services in emerging markets serving unbanked customers in Rwanda, Uganda, and Kenya.

–	NRS launches its eWIC service, enabling NRS retailers to accept electronic benefits vouchers from the beneficiaries of the popular Supplemental Nutrition Program for Women, Infants and Children, or WIC.

2023 – NRS expands its POS network to Canada, enrolling its first retailers in the Toronto area.

- IDT Digital Payments launches Zendit, a global prepaid-as-a-service platform.

OUR STRATEGY

Since our inception more than 30 years ago, we have generated strong returns for our stockholders by incubating high-growth businesses with investment capital provided by our more mature, cash-generating businesses. As these growth businesses scaled, we have monetized many of them through sales or spin-offs to our stockholders.

To date, we have spun off five publicly traded companies, one of which was subsequently sold:

■	IDW Media Holdings, Inc. (OTC: IDW), a publishing and entertainment company (2009);
■	Genie Energy, Ltd. (NYSE: GNE), a retail energy provider in the United States and Europe and developer of solar energy projects (2011);
■	Straight Path Communications, Inc. a holder of certain spectrum licenses that was purchased by Verizon in 2018 (2013);
■	Zedge, Inc. (NYSE American: ZDGE), an app developer focused on mobile phone personalization and entertainment (2016); and
■	Rafael Holdings, Inc. (NYSE: RFL), a pharmaceutical company pursuing novel cancer therapies (2018).

Today, we operate a portfolio of inter-related businesses that we’ve built by leveraging our strategic assets. These assets include:

■	Our key brands including NRS, net2phone, BOSS Revolution, BOSS Money and IDT Global;
■	Our nationwide network of more than 30,000 retailers including over 20,000 who utilize our digital retailer platform;
■	Our customer base of more than eight million users, primarily in immigrant communities within the United States;
■	Our technology, global infrastructure and high-capacity transaction platforms;
■	Extensive VoIP and cloud services expertise; and
■	Our staff of more than 2,300 dedicated personnel working in over 20 countries on four continents including in-house technology and product development teams.

The development of our high-margin, high-growth businesses—NRS, net2phone, and BOSS Money—has been, and in some cases continues to be, financed with growth capital from the cash flows generated by the more mature businesses within our Traditional Communications segment. Consequently, we have avoided debt financing and dilutive capital raises.

The key businesses in our Traditional Communications segment are:

■	IDT Digital Payments;
■	BOSS Revolution Calling; and
■	IDT Global.

These offerings participate wholly or partially in the paid-minute voice communications market. Like other operators in this market, these businesses, and particularly our BOSS Revolution Calling and IDT Global businesses, are subject to intense revenue and margin pressure as consumers continue to migrate to free over-the-top voice and messaging services and to flat-rate international long-distance plans. We have worked to counter the impacts of these trends by continually innovating and deploying new features and enhancements to augment the contributions of these offerings while reducing their associated overhead and operating expenditures. For instance, BOSS Revolution Calling and IDT Digital Payments benefited from a gradual rotation to digital channels with higher per-unit margins following the introduction of our BOSS Revolution Calling and BOSS Money apps. To date, these efforts have significantly offset the bottom-line impacts of the paid-minute voice market’s decline. Nevertheless, we expect that the cash-flows generated by the BOSS Revolution Calling and IDT Global businesses will decline appreciably in the coming years as the overall paid communications market continues its decline.

The increasing revenue and gross margin contributions from our high-margin growth businesses in combination with our efforts to maximize the cash generation of our lower margin, more mature offerings have enabled us to improve our consolidated bottom-line performance in recent years and to return value to stockholders through purchases of our Class B common stock.

BUSINESS DESCRIPTION

National Retail Solutions

NRS generated $77.1 million in revenues and income from operations of $14.4 million in fiscal 2023, as compared with revenues of $51.3 million and income from operations of $11.2 million in fiscal 2022.

NRS operates a network of POS terminals at independent retailers including convenience stores, bodegas, and other independent retailers throughout the United States. The NRS solution includes integrated hardware and software tools that enable these retailers to operate more efficiently and compete more effectively against larger retail chains.

The POS terminal’s hardware includes a cash register, barcode scanner, retailer and customer-facing hi-definition screens, a receipt printer, and a credit card reader. NRS’ integrated, proprietary software is offered to retailers as a service and provides operational tools including inventory management, sales tracking, price book management, and other useful features. NRS technology teams in the United States and Israel continuously enhance the software and develop new features to better serve existing customers and facilitate expansion into additional retail market segments.

The primary market for NRS’ POS terminals is the more than 200,000 independently owned convenience, liquor, grocery, and tobacco stores in the United States, many of which primarily serve foreign-born communities in urban areas.

NRS continues to increase the number of POS terminals active in its network. As of July 31, 2023, the NRS POS network included approximately 25,700 terminals, an increase from 19,400 a year earlier. NRS’ POS terminal sales and marketing efforts are targeted, in part, to our nationwide network of BOSS Revolution retailers. NRS also markets and sells to retailers through direct sales and strategic relationships with more than 100 wholesale distributors including some of the largest cash-and-carry wholesalers in the United States.

NRS generates revenue from a portfolio of services for both retailers and third parties. The vast majority of revenue is generated by recurring services including:

■	Display Advertising. NRS terminals feature 15” high-definition customer-facing screens designed to engage customers during check-out. The screens enable consumer package-good sellers and other brand marketers, government agencies and non-profits to reach our retailers’ customers through static and video advertisements including video advertisements accompanying third-party provisioned content. NRS’ advertising offerings participate in the digital out-of-home, or DOOH, advertising market, which is among the fastest growing advertising market segments.

■	Merchant Services. The substantial majority of merchant services revenue is generated by NRS PAY, which enables retailers to accept and process payments made by credit cards, debit cards, and electronic benefits transfer. NRS PAY’s pricing model does not require a contract. NRS provides the NRS PAY equipment for free, and NRS does not charge hidden fees. NRS PAY offers several alternative credit card processing plans. At July 31, 2023, NRS had approximately 15,800 NRS PAY customers compared to approximately 10,300 a year earlier.

■	Data Analytics. NRS captures targeted POS transaction data from NRS retailers. These retailers are concentrated in urban communities with significant immigrant populations and, in the aggregate, constitute a significant but largely opaque market for data analysis and marketing. NRS has built a data platform that allows third parties to analyze transaction data at independent retailers and gain insights into this important segment of the consumer market.

■	Terminal-based software services. Terminal operators pay a monthly fee to operate each POS terminal, which increases with premium POS feature sets.

In addition to these recurring sources of revenue, NRS sells its POS terminals to retailers. Terminals are typically offered at a discount from the full retail price when retailers enroll in NRS PAY.

NRS also supports our BOSS communications and payment offerings – BOSS Revolution Calling, BOSS Money remittances, and IDT Digital Payments, all of which can be sold and provisioned by retailers directly from their NRS terminals.

We believe that NRS’ competitive advantages include:

■	Our purpose-built package of hardware and software is tailored specifically to the needs of independent retailers. Our approach differentiates us from other POS providers who primarily seek to provide POS solutions for retail and restaurant chains with centralized decision-making and vendor selection processes;

■	Our ability to penetrate the very fragmented independent retailer market, in part by leveraging IDT’s relationships and experience serving over 30,000 retailers nationwide;

■	Our established direct sales and marketing capabilities focused on independent retailers including our relationships with the wholesale distributors who supply these stores;

■	Our POS terminal’s 15” hi-definition customer-facing screen for displaying advertising and promotions provisioned via the NRS platform, and established relationships with supply side platforms in the DOOH advertising space;

■	Our ability to accept and target advertising and content in multiple formats to meet the needs of a diverse variety of potential advertising inventory buyers;

■	For our data analytics business, the scale of our network and unique reach into the urban consumer convenience store market;

■	Our focus on urban markets with high concentrations of first- and second-generation immigrants that provides advertisers and marketers with unprecedented reach and insight into these communities;

■	For NRS PAY, we are ideally positioned to supply payment processing services to retailers who purchase, or already utilize, our terminals, and appeal to many more potential customers through simplified, transparent pricing plans with free card readers, no hidden fees and lower total cost to operate than most competitors;

■	In certain states, NRS PAY’s solution is licensed to accept electronic benefit transfers that certain competitors may not be licensed to accept;

■	Because of our large scale compared to newcomers and small competitors, we are able to attractively price our software-as-a-service fees at levels that are generally well below theirs;

■	Our ability to leverage new offerings for retailers through third party providers who are attracted by our scale and the flexibility of our platform; and

■	Our experienced and proven management team, many of whom have been with NRS since inception.

NRS’ growth strategy includes:

■	Enhanced investment to increase the growth of our POS network through an expanded sales force and distributor network and subsidies on POS equipment;

■	Expansion of our POS terminal network into new retail verticals enabled, in some markets, by the development of new POS hardware formats and software functionalities;

■	For NRS PAY, conversion of current NRS terminal customers, particularly as contracts with their existing credit card processors expire, and conversion of existing NRS PAY customers to higher margin pricing plans;

■	For NRS advertising, integrations with new programmatic advertisers and the development of differentiated offerings that enable us to more effectively leverage the unique strengths of our platform;

■	Develop partnerships to provide NRS retailers with robust home delivery service options; and

■	Build out the NRS digital wholesale supply channel to provide NRS retailers with new cost-effective supply options.

Competition

NRS’ principal competitors in our target market of independent convenience stores, including bodegas, and other small format retailers including liquor and tobacco stores, are significantly smaller and primarily local or regional. These regional players generally do not offer a comparable suite of POS services, have limited capacity to scale their platforms, and/or are not price competitive.

Nationwide POS platform service providers, including Square, Toast, Lightspeed, Clover, and NCR, primarily serve retail chains or are focused on other segments, such as sit-down restaurant chains.

Fintech

Fintech is comprised of BOSS Money and other, significantly smaller, financial services businesses. Fintech revenues were $86.6 million in fiscal 2023 compared to $64.6 million in fiscal 2022. Fintech’s loss from operations was $2.5 million in fiscal 2023 compared to $6.9 million in fiscal 2022. BOSS Money revenues were $76.9 million in fiscal 2023, an increase of 38.5% from revenues of $55.6 million in fiscal 2022.

BOSS Money enables customers in the United States to send money conveniently and affordably to third parties around the world. International remittances are a primary economic activity for the tens of millions of first- and second-generation immigrants in the United States. According to the World Bank, total remittances from the United States topped $79 billion in 2022. At July 31, 2023, BOSS Money provided its remittance service from the United States to 47 countries through approximately 1,100 payer entities. Its payout network included over 237,000 cash payout locations worldwide in addition to bank deposits, mobile money wallets, credit to debit cards, and home delivery payout options.

BOSS Money is offered directly to consumers via our digital channels including the BOSS Money app, the BOSS Revolution Calling app, and the BOSS Money consumer website. Our retail channel comprises licensed and authorized BOSS Money agents nationwide.

During fiscal 2023, approximately 80% of BOSS Money’s transactions originated on our digital channels, predominantly in the BOSS Money app. The BOSS Money app enables customers with a debit or credit card to send money easily and securely directly from an iOS or Android device.

The BOSS Money retail network affords unbanked and underbanked customers the ability to initiate transactions with cash as well as with a debit or credit card. We continue to build our retail origination network by using our internal sales force to recruit new BOSS Money retailers, primarily focusing on retailers that already provision BOSS Revolution Calling and IDT Digital Payments. In order to provide our service, BOSS Money retailers must meet certain stringent financial and other regulatory qualifications. We also continue to enhance the BOSS Money retailer portal and platform to make the transaction more convenient for retailers, the majority of whom host multiple remittance providers.

We continue to expand our BOSS Money customer base at rates well above the domestic remittance industry’s average by focusing our marketing efforts on converting the large BOSS Revolution customer base, as well as by targeting new customers directly, primarily through attractive fee and foreign exchange rate offers, through both our digital and retail channels.

BOSS Money generates revenues from a per-transaction fee charged to the customer and from foreign exchange differentials. Our transaction costs include commissions paid when the transaction is initiated by a retail agent, payment to the international disbursing agent, banking, compliance, foreign currency exchange costs, and, for digital transfers, credit and debit card processing fees.

BOSS Money’s gross margins are typically higher on remittances initiated through our digital channels compared to retail channel transactions, as we pay retail agents transaction-based commissions on the latter.

Competition and Competitive Strengths

BOSS Money competes in the international money remittance space with both ‘brick and mortar’ services which operate primarily in retail locations through stores or authorized agents and with digital-only platforms. Most retailer-based originators of money transfers have now developed digital capabilities as well. Significant participants in this category include Western Union, International Money Express, Inc. (Intermex), Ria, a subsidiary of Euronet Worldwide, and MoneyGram International, Inc. Money remittance providers that compete wholly or primarily through digital channels include Xoom (a subsidiary of PayPal), WorldRemit, Remitly, Sendwave, and TransferWise.

We believe that BOSS Money’s competitive strengths include:

■	Our BOSS name is an established and trusted brand that has served immigrant communities in the United States for over a decade. We spend significantly on BOSS-branded marketing to support BOSS Revolution Calling and BOSS Money. Through the nationwide network of over 30,000 BOSS Revolution retailers, the BOSS brand has a high-visibility storefront presence in many communities with significant immigrant populations;

■	The BOSS customer eco-system includes the significantly larger customer bases of BOSS Revolution Calling and IDT Digital Payments. We are able to significantly lower BOSS Money’s customer acquisition costs, and therefore grow more efficiently, through our intensive cross-product marketing efforts with our eco-system;

■	The BOSS Money app, which is used for the substantial majority of our transactions, is a proprietary, internally developed, scalable platform that has earned high marks from customers for its ease of use, reliability, and customer service;

■	Our internal sales force, which serves our 30,000 BOSS Money retailers;

■	Our nationwide retail channel that enables underbanked and unbanked customers to initiate cash transactions;

■	Our comprehensive compliance processes and procedures; and

■	Our experienced management team.

BOSS Money’s growth strategy includes:

■	Expansion of our international payout network with a focus on popular destinations in Africa;

■	Expansion of origination beyond the United States and Canada to the United Kingdom and, potentially, to European countries with large immigrant populations;

■	Continued migration of our BOSS Revolution Calling and IDT Digital Payments customers from competitors to BOSS Money;

■	Further enhancement of our BOSS Money app and retailer portal;

■	Increasing the number of BOSS Money retail agents; and

■	Addition of new features and offerings.

We continue to compete successfully in part by migrating customers from our other BOSS offerings to BOSS Money leveraging our highly regarded BOSS brand, insights into our customers, and cross-marketing capabilities. We compete for customers outside the BOSS ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates.

net2phone

net2phone’s revenues were $72.4 million in fiscal 2023 compared to $58.2 million in fiscal 2022. net2phone’s loss from operations was $2.8 million in fiscal 2023 compared to $11.1 million in fiscal 2022.

net2phone launched its UCaaS offering in 2015, leveraging our expertise in VoIP communications, established technology team, and global telephony network.

net2phone enables its customers to transform their communications by leveraging its cloud platform to provide solutions that enable more intelligent, flexible and adaptive communications.

net2phone’s offerings include:

■	Unified Communications as a Service (UCaaS): Business communications is rapidly evolving. Increasingly sophisticated cloud-based solutions are displacing siloed, multi-channel solutions and on-premise Private Branch Exchanges, or PBXs, which businesses operate to support their legacy phone systems. net2phone’s Unite branded UCaaS service utilizes its cloud platform to provide conversational continuity across channels from any connected device – tethered or mobile – and to measure, manage and analyze those communications for enhanced insight and productivity. net2phone provides its UCaaS customers that convert from on-premise PBXs with advanced Internet Protocol, or IP, desktop phones and/or with a bring-your-own-device solution accessed through its integrated web portal and through net2phone’s mobile app. net2phone’s UCaaS service includes multi-channel communications with voice management features, unlimited domestic and international calling to over 40 countries, robust messaging and chat tools, voicemail to email transcription, client analytics, the net2phone Huddle video conferencing service, and reporting and system management capabilities accessed through its online console. net2phone’s UCaaS service integrates seamlessly with business communication platforms (such as Microsoft Teams and Slack), leading customer relationship management, or CRM, services (such as SalesForce, Zoho and others) and text-based communications platforms. net2phone adds features, enhancements and integrations on a regular basis leveraging its agile development philosophy.

■	Cloud Contact Center as a Service (CCaaS): net2phone offers robust and integrated cloud CCaaS solutions under its uContact brand. uContact provides omnichannel contact center solutions including workflows, forms, reports, dashboards, CRM alerts, and monitoring for inbound, outbound, or blended contact centers. uContact also offers gamification components to improve employee efficiency and engagement. uContact is sold either as a stand-alone offer or as a bundled solution with net2phone’s UCaaS or SIP Trunking offerings.

■	Huddle: net2phone’s video and audio streaming solution, Huddle, is integrated with and provisioned through its unified communications offering. Huddle delivers a comprehensive feature set including phone dial-in conference options, robust user controls, single sign-on, noise cancelation, screen blur, Huddle reactions and complete on-the-go access. Huddle integrates fully with Google and Microsoft Outlook calendars. Conversations on Huddle are secure, and passcode protected.

■	Session Initiation Protocol (SIP) Trunking: net2phone’s SIP Trunking service provides high-quality voice channels from net2phone’s expansive VoIP network directly to the client’s on-premise IP-PBX. net2phone’s SIP Trunking service has been certified for compatibility with leading IP-PBX vendors such as Avaya and 3CX.

net2phone operates in the United States, Canada, Latin America, the Caribbean, and Spain. Sales efforts are targeted at mid-market scale businesses, with 50 to 1000 seats.

net2phone employs a channel-partner go-to-market strategy in its markets, except in Canada. In these markets, distribution is through master agents, telecom agents, managed service providers, and value-added reseller partners. net2phone’s channel-centric approach enables it to efficiently reach its extensive target market of midsize businesses, which rely heavily on channel partners to address their IT needs. Currently, net2phone partners with over 2,000 active channel partners. net2phone’s partner channel is overseen by field-based channel sales managers employed by net2phone.

net2phone also continues to expand its direct-to-business channel in each of its markets.

net2phone’s channel partners and business customers choose its solutions because of its intuitive products, reliability, track-record of innovation, and accessibility.

net2phone’s go-to-market strategy for both channel partners and direct sales is uniquely tailored to each geographic market. net2phone delivers differentiated, local support for channel partners and end users along with customizable packages and a partner-ready portal for seamless onboarding and management. In addition, net2phone bills and supports its customers directly.

net2phone’s value proposition for its channel partners includes streamlined services bundled with and without IP phones, extensive customization capabilities, frictionless and rapid quote generation, and competitive compensation – backed by net2phone’s dedicated channel team.

Key differentiators typically include net2phone’s advanced feature sets, white glove customer service, integrations with third-party software and deep localization. net2phone’s global infrastructure, locally based sales and customer support teams and local phone numbers, porting, and native language support, all enable net2phone clients to retain the look and feel of localized customer and user experiences.

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

net2phone tracks its acquisition costs closely across both channels to ensure it is acquiring customers in a cost-efficient manner and consistent with its targets for return on investment.

net2phone’s CCaaS offering is integrated into its core marketing strategies. These include, but are not limited to, webinars, channel partner events, contact center industry-focused events, search engine optimization, and search engine marketing, layered with ongoing channel sales training, proof of concepts and demos. As CCaaS sales opportunities will lead to more enterprise deployments, net2phone plans to implement a strong presales engineering cadence to qualify, ascertain and identify the key features and functionality that such client sets require.

net2phone growth strategy includes:

■	New Product and Feature Offerings – net2phone expects to introduce new services and functionalities to drive sales, increase average revenue per user, or ARPU, and an enhanced customer experience. They include:

■	net2phone AI, which leverages the power of artificial intelligence within its UCaaS and CCaaS solutions to drive immediate, quantifiable improvements in customer engagement and business performance. net2phone AI will be offered as a premium service in all of net2phone’s international markets and in three languages: English, Spanish and Portuguese.

■	Call Center Essentials, which offers the key advantages of a contact center solution to mid-sized businesses that have significant customer interactions without the need for complete call center offerings. Call Center Essentials’ features include flexible call queues, custom routing, and performance monitoring accessed through an intelligent, modern, and easy-to-use interface. Call Center Essentials will also be offered as a premium service in net2phone’s international markets.

■	A self-service “station”, which enables channel partners and end users to easily handle commonly requested modifications – from setting up new extensions for staff to modifying a welcome greeting for the Thanksgiving holiday within a professional portal experience.

■	net2phone TieLine, which allows the growing number of customers that utilize both Unite and uContact to contact colleagues on either platform.

■	Channel expansion and direct sales. net2phone’s growth accelerates as it adds new channel partners and increases direct sales. As of July 31, 2023, we had over 2,000 active channel partner relationships. net2phone believes that its channel partner strategy, including the flexibility of go-to-market alternatives and the extensive support net2phone provides to its partners, creates strong incentives for resellers to partner with it. net2phone’s direct sales strategy is driving incremental expansion via its web-based portals in each of its markets and led by its direct sales teams in Canada.

■	Expansion of CCaaS. net2phone’s uContact branded CCaaS solution enables net2phone to expand its channel partner portfolio by adding partners that focus mainly or exclusively on the CCaaS space. uContact also expands net2phone’s total addressable market by allowing it to target larger enterprise accounts, business process optimization, or BPO, providers (outsourced call centers), and international contact centers, as well as entities that want an integrated UCaaS and CCaaS solution. net2phone expects CCaaS-driven opportunities will increase its average user per customer considerably beyond what it experiences in the UCaaS space. In addition, Ucontact is expected to generate higher ARPU, while commanding stickier, longer-term relationships with customers.

■	Focus on its mid-sized business target market. The competition for mid-market businesses is less intense than the enterprise market. Many mid-market businesses rely heavily on channel partners to address their IT needs and require customer support given limited in-house technology resources. Consequently, this market is particularly well-suited to a channel partner centric strategy.

■	Expanding portfolio of integrations. net2phone continues to expand its portfolio of integrations with leading third-party CRM and text-based business collaboration platforms. net2phone’s UCaaS and CCaaS offerings integrate seamlessly with Google Meet, Microsoft Teams, Zoho, Slack, Zapier, Salesforce and WhatsApp via its Omni channel CCaaS solution, as well as with smaller, vertical-specific CRMs.

■	Leveraging regional infrastructure for deep localization. In Latin America, net2phone leverages its network infrastructure and regional expertise to provide a truly localized solution supported by knowledgeable staff and regional offices in Argentina, Brazil, Colombia, Peru, Uruguay, and Mexico. Latin American markets generally initially exhibit lower levels of unified communications adoption and market leadership than in the United States and Europe, allowing net2phone to establish itself as an early mover within the market and gain significant market share.

■	Expand internationally. net2phone plans to continue growing its business within its international markets. In both fiscal 2023 and fiscal 2022, 44% of net2phone’s UCaaS subscription revenue came from its eight international markets: Canada, Brazil, Mexico, Argentina, Spain, Colombia, Peru, and Uruguay. net2phone has strong sales and marketing presence in each of these markets.

■	Selectively pursue acquisitions and strategic investments. net2phone may continue to selectively pursue acquisitions and strategic investments to strengthen its platform with new capabilities and solutions as well as to expand its position in its existing markets or to establish a presence in new markets.

Competitive Strengths

We believe that net2phone’s competitive strengths include:

■	Proprietary communications-as-a-service product suite. net2phone provides a leading, proprietary cloud-based communications and collaboration platform for our customers. Key differentiators include net2phone’s advanced feature sets, proprietary CCaaS offering, white glove customer service, integrations with third-party software, and deep localization. Through net2phone’s platform, customers can access voice, video, chat and messaging services, softphone and mobile applications, customizable packages, and a partner portal. The seamlessly integrated solutions on net2phone’s platform are delivered and centrally managed through an intuitive, ‘single pane of glass’ master portal that allows channel partners and customers to easily monitor and manage the product offering. net2phone’s CCaaS offering provides call center agents software for customized campaign management, including inbound and outbound call management, messaging, gamification, reporting, and live monitoring. net2phone’s CCaaS offering is tailored for call centers ranging from 20 to 1,000 agents. net2phone supports seamless product suite integrations with leading third-party CRMs and text-based business collaboration platforms including Google Meet, Microsoft Teams, Zoho, Slack, Zapier, and Salesforce, with new integrations added to meet demand.

■	Platform built for our channel partners. net2phone has built its platform to both serve the needs of its customers and to empower its channel partners. We believe that net2phone’s platform provides its partners with an effective way to market and sell its comprehensive solutions to new customers and manage its existing customers. In addition, net2phone’s integrations with leading third-party applications enable its partners to offer more comprehensive solutions. net2phone’s suite of solutions is delivered to the marketplace both quickly, intuitively, and precisely. net2phone has developed a proprietary partner portal exclusively for its growing partner community. net2phone’s channel partners are able to easily quote and deliver a net2phone proposal and agreement proceeding directly to onboarding.

■	One World, One Platform. net2phone is deploying a single cloud-based platform to provide its unified communications service globally. This single-platform approach enables a consistent, holistic approach to new feature deployment, service upgrades, and marketing. The platform has been deployed in the United States, Brazil, and Mexico to date.

■	Distribution power of net2phone’s more than 2,000 active channel partners enhanced with an emergent direct to consumer strategy. net2phone’s’ vast and growing partner network gives it tremendous leverage to grow its business customer base, increase revenue from our existing clients and expand its footprint to adjacent geographies. net2phone’s platform is tailored to support channel partners and includes channel incentives built into its pricing structure, technology platform, and support services. net2phone puts its channel and customer priorities first. Channel partners are motivated to sell net2phone’s offering due to its premier, localized channel partner support and marketing. While net2phone is primarily focused on strategically growing its channel sales, it has also been focusing on the expansion of its direct-to-business sales.

■	Differentiated customer support and local market presence. net2phone offers channel partners and customers white glove customer service, integrations with third-party software, and deep localization. net2phone’s on-the-ground presence in international markets accounted for approximately 75% of its personnel at the end of fiscal 2023. Regional-based customer service and sales teams are a key differentiator and propel net2phone’s international business.

■	Track record and focus on innovative solutions. net2phone’s long track record of innovation includes the development of its proprietary UCaaS platform, including the Huddle video conferencing service, as well as numerous patents around virtualized communication technologies.

■	Employee-friendly culture that allows net2phone to attract and retain talent. net2phone has sought to create a workplace and culture that is entrepreneurial, positive, employee-friendly and encourages its employees to work towards its shared goals of delivering innovative solutions to its customers and supporting its partners. As of July 31, 2023, net2phone had approximately 460 employees worldwide, with 77% located outside of the United States.

Competition

net2phone’s most significant competitors in the UCaaS space include RingCentral, 8x8, Crexendo, Vonage, and Nextiva. Many of these companies offer more widely recognized brands, larger and more developed marketing and sales forces and/or channel agent networks, and more advanced product sets and solutions customized for specific market segments or verticals. These competitors’ offerings typically also support integration of their services with other well-known, third-party CRM vendors as well as with various Google and Microsoft applications.

The CCaaS market is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of mobile devices and social media. The proliferation of mobile devices and social media is driving change in contact center technology, as customers expect seamless communication across any channel according to their preference and needs. Combined with the disruptive nature of cloud technologies, this has resulted in competitors from different market and product heritages, varying in size, breadth and scope of products and services offered. net2phone currently competes with large legacy vendors that offer on-premise contact center systems, such as Avaya and Cisco. These legacy telephony vendors are increasingly supplementing and replacing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships, and in-house development.

Additionally, net2phone competes with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE, Five9, and Genesys. net2phone also faces competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering both unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. CRM vendors are also increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers.

net2phone’s competitors may enjoy competitive advantages over it, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial and/or technical resources. With the introduction of new technologies and market entrants, net2phone expects competition to continue to intensify. net2phone’s future acquisitions, if any, may subject it to new competitors and cause it to face additional and different competition in the markets served by these businesses.

Traditional Communications

Our Traditional Communications segment generated $1,002.7 million in revenues and income from operations of $61.3 million in fiscal 2023, as compared with revenues of $1,190.0 million and income from operations of $75.8 million in fiscal 2022.

Traditional Communications comprises the following businesses:

■	IDT Digital Payments, which includes certain prepaid offerings – primarily mobile top-up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, and Zendit, its cloud-based prepaid-as-a-service platform, which enables businesses and developers to offer prepaid digital offerings globally through their apps and websites;
■	BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada;
■	IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and
■	Other, small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

IDT Digital Payments

IDT Digital Payments’ revenues were $417.1 million in fiscal 2023 compared to $473.2 million in fiscal 2022 (41.6% and 39.8% of Traditional Communications’ revenues in fiscal 2023 and fiscal 2022, respectively).

IDT Digital Payments enables customers to transfer airtime and bundles of airtime, messaging, and data to recharge or ‘top-up’ a recipient’s mobile phone account internationally or domestically. Through its Zendit platform, IDT Digital Payments enables businesses, entrepreneurs, and developers to offer prepaid digital offerings including mobile airtime top-up, mobile data bundles, digital gift cards, and prepaid utility payments. The substantial majority of IDT Digital Payments’ revenue is from international mobile top-up. IDT Digital Payments offers mobile top-up for 194 different carriers in 109 countries, primarily in Latin America, the Caribbean and Africa.

IDT Digital Payments leverages our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

IDT Digital Payments is sold through the BOSS platform primarily through three channels:

■	direct-to-consumer, through the BOSS digital channel, including our BOSS Revolution Calling and BOSS Money apps, and the BOSS Revolution website;

■	retail, through our BOSS Revolution retail network including direct provisioning by retailers using our BOSS Revolution retailer platform and through mobile operator-branded top-up cards, and

■	enterprise and wholesale, in which we provision international offerings for other businesses.

IDT Digital Payments’ growth drivers include deployment of additional data centric bundles to meet the growing demand for data from mobile phone customers in developing countries worldwide, cross selling to our current BOSS Revolution Calling and BOSS Money customers, further expansion into the enterprise and wholesale market as well as other regions, and the addition of new services, including enabling originators to pay for goods and services on behalf of the recipient. Additionally, we are actively pursuing the growing global digital gift card market by expanding our digital catalog to include hundreds of brands from around the world.

Competition

IDT Digital Payments’ major competitors include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with IDT Digital Payments; and

■	other service providers, distributors, and wholesalers, including DT One, Ding, and Recharge.com.

We believe that IDT Digital Payments’ competitive advantages are:

■	our direct connection to most of the Tier 1 and Tier 2 mobile carriers worldwide;

■	the strength of IDT’s balance sheet, which allows us to compete effectively in a capital intensive prepaid industry;

■	our extensive distribution and retail networks that provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash; and

■	our strong omni channel approach, which includes the BOSS Revolution retailer network, the BOSS digital platform, including the BOSS Money and BOSS Revolution Calling apps and the BOSS Revolution website, and the enterprise and wholesale channel.

BOSS Revolution Calling

BOSS Revolution Calling’s revenues were $322.1 million in fiscal 2023 compared to $387.9 million in fiscal 2022 (32.1% and 32.6% of Traditional Communications’ revenues in fiscal 2023 and fiscal 2022, respectively).

BOSS Revolution Calling is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and a digital-only offering in Europe and Australia.

BOSS Revolution Calling includes our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution Calling served, as of July 31, 2023, approximately 2.1 million customers per month.

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

Users of the BOSS Revolution Calling app constitute the majority of our customers to date. At July 31, 2023, approximately 1.5 million customers per month utilized the BOSS Revolution Calling app.

In the United States, we distribute our BOSS Revolution Calling hard cards and other retail products primarily through our network of distributors that, either directly or through sub-distributors, sell to retail locations. In addition, our internal sales force sells BOSS Revolution Calling and other platform products directly to retailers.

At July 31, 2023, approximately 23,500 retailers per month utilized our digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 5,000 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

The BOSS Revolution retailer portal can be accessed by any broadband enabled device. Through the portal, retailers can access our platform to create accounts for new customers, add funds to existing customer balances and execute sales transactions. The platform provides us with a direct, real-time interface with our BOSS Revolution retailers to create a cost-effective and adaptable distribution model that allows us to target and promote services directly to distributors and retailers, to introduce and cross-sell new offerings, and to rapidly adapt to changes in the business environment.

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

From time to time, competitors may offer rates that are substantially below ours, in an apparent attempt to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

The continued growth of OTT calling and messaging services such as WhatsApp, Messenger, FaceTime, and others have adversely affected the sales of BOSS Revolution Calling and our other prepaid calling services. We expect the popularity of these IP-based services—many of which offer free voice and/or video communications—to continue to increase, which will increase substitution for, and pricing pressure on, our BOSS Revolution Calling and other international prepaid calling offerings. However, free services typically require both the caller and recipient to have a broadband connection. BOSS Revolution Calling utilizes telephone networks to enable voice communications even when neither party has broadband connectivity.

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

Our ability to compete successfully against these various operators and service providers stems from several factors, including:

■	our interconnect and termination agreements, network infrastructure, and least-cost-routing system enable us to offer low-cost, high-quality services;

■	our continued innovation with new plans tailored to the specific needs of different corridors and finding new ways of delivering more value to consumers striving to connect with third parties around the globe;

■	our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash;

■	our continued migration of our existing customers to our digital platform including the BOSS Revolution Calling app;

■	our BOSS Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing; and

■	our offering of synergistic IDT Digital Payments and BOSS Money over the BOSS Revolution platform that customers can conveniently access from their accounts.

Our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, to maintain our distribution and retail networks, to increase usage through the BOSS Revolution Calling app, and to innovate new products and services to fit the evolving needs of our customers.

IDT Global

IDT Global’s revenues were $230.3 million in fiscal 2023 compared to $292.4 million in fiscal 2022, contributing 23.0% and 24.6% of Traditional Communications’ revenues in fiscal 2023 and fiscal 2022, respectively.

IDT Global is one of the largest wholesale carriers of international long-distance minutes in the world.

IDT Global’s telecommunications network is comprised of interconnections and commercial relationships that reach virtually every significant global telecom operator. These relationships enable us to carry international telecommunications traffic to more than 200 countries around the world. IDT Global’s customers include our BOSS Revolution Calling and net2phone businesses, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our traffic with them.

IDT Global offers competitively priced international termination rates at several quality levels. We can offer competitively priced termination services in part because of the large volumes of originating minutes generated by our BOSS Revolution Calling business, our global platform powered by proprietary software, our team of professional and experienced account managers and market makers, and our global network of interconnections and relationships with other telecom operators. IDT Global’s services are marketed and sold through our internal account management team and the IDT Express digital portal. IDT Express focuses on delivering wholesale voice and direct inward dialing, or DID, services to small and medium size businesses domestically and internationally.

Traditional Communications terminated 9.3 billion minutes in fiscal 2023, as compared to 11.3 billion minutes in fiscal 2022. IDT Global accounted for 6.3 billion minutes and 7.7 billion minutes of the total Traditional Communications’ minutes in fiscal 2023 and fiscal 2022, respectively.

IDT Global has a significant number of direct connections to Tier 1 providers in North America, Latin America, Asia, Africa, Europe, and the Middle East. Tier 1 providers are the largest recognized licensed carriers in the country. Direct connections improve the quality of the telephone calls and reduce the cost, thereby enabling us to generate more traffic with higher margins to the associated foreign locales. We also have direct relationships with mobile network operators, reflecting their growing share of the voice traffic market.

Termination rates charged by Tier 1 and other providers of international long-distance traffic have been declining for many years. Nevertheless, termination rates charged to us by individual Tier 1 carriers and mobile operators can be volatile. Termination price volatility on heavily trafficked routes can significantly impact our minutes of use and wholesale revenues.

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2023, IDT Global had more than 1,600 customers, including more than 315 carrier relationships globally.

IDT Global’s revenues are generated by sales to both postpaid and prepaid customers. Postpaid customers typically include Tier 1 carriers, mobile network operators, and our most creditworthy customers. The majority of IDT Global’s prepaid customers connect via our IDT Express portal. IDT Express offers the convenience of a mobile self-service portal paired with dedicated account managers backed by customer support. Prepaid customers are typically smaller telecommunication companies as well as independent call aggregators.

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

Competition

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price and quality of service.

IDT Global participates in a global marketplace with:

■	interexchange carriers and other long-distance resellers and providers, including large carriers such as T-Mobile, AT&T, and Verizon;

■	historically state-owned or state-sanctioned telephone companies such as Telefonica, Orange SA, and KDDI;

■	on-line, spot-market trading exchanges for voice minutes;

■	OTT internet telephony providers;

■	other VoIP providers;

■	other providers of international long-distance services; and

■	alliances between large multinational carriers that provide wholesale carrier services.

We believe that IDT Global derives a competitive advantage over some participants on certain routes from several inter-related factors:

■	our BOSS Revolution Calling business generates large volumes of originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale arena;

■	the proprietary technologies powering our IDT Global platform and, in particular, the software that drives VoIP enables us to scale up at a lower cost than many of our competitors;

■	our professional and experienced account management team; and

■	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or time-division multiplexing, or TDM) is most feasible.

Communications and Payment Network Infrastructure and Technology Development

Our products and services utilize a combination of proprietary software and services as well as technologies and services provided by third parties. We have developed intuitive user interfaces, customer tools and transaction processing, and database and network applications that enable our users to reliably and securely complete transactions and help our customers and partners utilize our suite of services. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers.

Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology infrastructure to enhance the customer experience and to increase efficiency, scalability, and security. Our platforms’ architecture enables us to connect parties regardless of whether the transaction is occurring at a traditional physical location, online, or through a mobile device. Our platforms incorporate multiple layers of protection, both for continuity purposes and to address cyber-security challenges. We engage in multiple efforts to protect our software platforms against these challenges, including regularly testing our systems to address potential vulnerabilities.

Our technology organization is responsible for the design, development, testing, and delivery of new software, technologies, and features of our products and services, as well as the continued improvement and iteration of our existing products and services. Our technology employees are remotely distributed globally and, in our Newark, Jerusalem, Guatemala, Warsaw, and Minsk offices. Our technology team consist of our software engineering, voice engineering, quality engineering, data warehousing, ML (Machine Learning) and AI (Artificial Intelligence) development, data engineering, systems, NOC (Network Operations Center), and operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

Our technology organization uses several key performance indicators to track service quality that meet or exceed industry standards for SaaS (Software-as-a-Service) and technology enabled services. As of July 31, 2023, our technology organization maintained an aggregate service uptime of approximately 99.97% in fiscal 2023. The software defect escape ratio, a measure of quality engineering for our flagship BOSS Revolution brand, was 4% in fiscal 2023, meaning more than 96% of product defects were detected and fixed internally before being released to our customers. Furthermore, this high level of quality was achieved utilizing suites of proprietary tests of which over 90% are fully automated by a combination of proprietary software and technologies provided by third parties.

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

Regulation of Internet Telephony

The use of the Internet and private IP networks to provide voice communications services is generally less regulated than traditional switch-based telephony within the United States and abroad and, in many markets, is not subject to the imposition of certain taxes and fees that increase our costs. As a result, we are able, in many markets, to offer VoIP communications services at rates that are more attractive than those applicable to traditional telephone services. However, in the U.S. and abroad, there have been efforts by legislatures and regulators to harmonize the regulatory structures between traditional switch-based telephony and VoIP. This could result in additional fees, charges, taxes, and regulations on IP communications services that could materially increase our costs and may limit or eliminate our competitive pricing advantages. Additionally, several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. These efforts could likewise harm our ability to offer VoIP communications services.

Money Transmitter and Payment Instrument Laws and Regulations

Our consumer payment services offerings include BOSS Money and various network branded, also called “open loop”, prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

■	Banking laws and regulations;
■	Money transmitter and payment instrument laws and regulations;
■	Anti-money laundering laws;
■	Privacy and data security laws and regulations;
■	Consumer protection laws and regulations;
■	Unclaimed property laws; and
■	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2023, we had received a money transmitter license in 48 of the 49 U.S. states that require such a license, as well as in Washington, D.C.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations, which may be subject to federal, state, local or foreign law and regulation.

INTELLECTUAL PROPERTY

We own numerous patents, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, domain names, trademarks, and service marks to protect our intellectual property rights within the United States and abroad; in particular our registered trademarks and brands: IDT®, BOSS Revolution®, and net2phone®. From time to time, we have also acquired or licensed intellectual property relating to present and future business strategy. We believe that our technological position significantly depends on the technical experience, expertise, and creative ability of our employees to maintain both our current businesses and pursue future business development. Our corporate policies require all employees to assign intellectual property rights developed in the scope of, or in relation to our business to us, and to protect all intellectual property and proprietary information and materials as confidential.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of October 1, 2023, we had a total of approximately 1,890 employees, of which approximately 1,880 were full-time employees.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. To accomplish that, our compensation practices are designed to attract and retain qualified and motivated personnel and align their interests with our goals and with the best interests of our stockholders. Our compensation philosophy is to provide compensation to attract the individuals necessary for our current needs and growth initiatives and provide them with the proper incentives to motivate those individuals to achieve our long-term plans, which includes among other things, equity and cash incentive plans that attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals.

We are committed to diversity and inclusion in the workforce including a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. We do not permit discrimination based on an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status and is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our Class B common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class B common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

Risks Related to our Businesses and Operations

■	errors in our technology or technological issues outside our control;
■	cyberattacks impacting our networks or systems;
■	network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers;
■	the failure, or perceived failure, of one or more of our products;
■	our international operations subject us to geopolitical and other risks including ongoing developments in Belarus and Ukraine;
■	failures in our data center or services;
■	our dependence on industry standard protocols and third-party software, including but not limited to open-source software;
■	our dependence on a single supplier or small group of suppliers;
■	changes to rates by our suppliers and increasing regulatory charges or tariffs;
■	our customers, particularly our IDT Global customers, could experience financial difficulties;
■	technologies could affect our ability to track the results of ads and/or could block ads online;

Risks Related to Our NRS Business

■	substantial and increasing competition in the POS industry and payment space;
■	a decline in the advertising on the NRS platform due to macro-economic factors or otherwise;
■	the ability of NRS to develop products and services to address the market for POS products and services;

Risks Related to Our net2phone Business

●	competition against established well-financed alternative voice communication providers, who may provide comparable services at comparable or lower pricing;
●	the capacity, reliability, and performance of several third-party providers and their network infrastructure;
●	scaling the business efficiently or quickly enough to meet its customers’ growing needs;
●	the integration of Integra’s CCaaS business;

Risks Related to Our Traditional Communications Segment

●	each of our BOSS Revolution Calling and IDT Global businesses is highly sensitive to declining prices;
●	obtaining sufficient or cost-effective termination capacity to particular destinations;
●	the termination of our carrier agreements with partners or our inability to enter into carrier agreements in the future;

Risks Related to Our Financial Condition

●	we hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks;
●	if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results;

Intellectual Property, Tax, Regulatory, and Litigation Risks (many of which are related to our Fintech segment, among others)

■	protecting our proprietary technology;
■	claims of infringement of intellectual property rights of others;
■	tax and regulatory audits;
■	legal proceedings;
■	our and our disbursement partners’ and our payment processors’ ability to comply with a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity;
■	licensing and other requirements imposed by regulators and governments;
■	our collection, processing, storage, use, and transmission of personal data;
■	collection of sales and use, value added, or similar taxes;
■	certain imminent FCC Orders and rules that effect the telecommunications marketplace;
■	our ability to comply with requirements for debit card, credit card, and other digital payment methods;

Risks Related to Our Capital Structure

■	holders of our Class B common stock have significantly less voting power than holders of our Class A common stock; and
■	eight trusts for the benefit of sons and daughters of Howard S. Jonas, our Chairman and Chairman of the Board, hold shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock.

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

Cyberattacks, including through the use of malware, ransomware, computer viruses, denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyberattacks may cause equipment failures, loss of information, including sensitive personal information of customers or employees or valuable technical and marketing information, as well as disruptions to our or our customers’ operations. Furthermore, ransomware could potentially deny the use of our systems until a ransom is paid. Cyberattacks against companies, including us, have increased in frequency, scope, and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyberattack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors, and other service providers as a result of cyberattacks, even for a limited period of time, may result in significant expenses to us and/or a loss of market share. The costs associated with a major cyberattack on us could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption, and litigation. Further, certain of our businesses, such as those offering cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question because of a cyberattack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations, or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on our results of operation or financial condition.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyber-attack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our respective networks resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers’ information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed, or taken without our or our customers’ consent, or our product and service may be used without payment.

Although we make significant efforts to maintain the security and integrity of these types of information and systems, there can be no assurance that our respective security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging, especially in light of the growing sophistication of cyber-attacks and intrusions sponsored by state or other interests. We may be unable to anticipate all potential types of attacks or intrusions or to implement adequate security barriers or other preventative measures. Certain of our business units have been the subject of attempted and successful cyber-attacks in the past. We have researched these situations and do not believe any material internal, or customer information has been compromised.

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

Any product liability, intellectual property, warranty, or other claims against us could damage our reputation and relationships with our customers and could require us to spend significant time and money in litigation or pay significant settlements or damages. Although we maintain general liability insurance, including coverage for errors and omissions, this coverage may not be sufficient to cover liabilities resulting from such claims. Also, our insurers may disclaim coverage. Our liability insurance also may not continue to be available to us on reasonable terms, in sufficient amounts, or at all. Any contract or product liability claims successfully brought against us would harm our business.

Our revenues and profits will suffer if our distributors and sales representatives fail to effectively market and distribute our products and services.

We rely on our distributors and representatives to market and distribute our BOSS products and services and NRS’ POS terminals and portfolio of services. We utilize a network of several hundred sub-distributors that sell our BOSS products and services to retail outlets throughout most of the United States. NRS’ POS terminal sales and marketing efforts are targeted, in part, to our nationwide network of BOSS Revolution retailers. If our distributors or sales representatives fail to effectively market or distribute our products and services, our ability to generate revenues and profits and grow our customer base in these products and services could be substantially impaired.

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

Should the military conflict expand to Belarus, our operations there could likely be impacted, including due to availability of personnel, electrical outages, cyber-attacks, and actual battles in areas where we have personnel.

Any of the foregoing could have an adverse impact on our ability to research and develop new technology, including corrections or enhancements of existing platforms supporting our current products and services or development of new or complementary offerings.

Global and regional economic conditions could materially adversely affect our business, results of operations, financial condition, and growth.

We have international operations with revenues outside the United States representing a substantial amount of our total revenues. As a result, our operations and performance depend significantly on global and regional economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations could materially adversely affect demand for our products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, and other economic factors.

Failure in our data center or services could lead to significant costs and disruptions.

All data centers, including ours, are subject to various points of failure. Problems with cooling equipment, generators, uninterruptible power supply, routers, switches, or other equipment, whether or not within our control, could result in service interruptions for our customers as well as equipment damage. Any failure or downtime could affect a significant percentage of our customers. The destruction or severe impairment of our data center facilities could result in significant downtime of our services and the loss of customer data.

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

In addition to our physical infrastructure, we have a cloud infrastructure deployment with Amazon Web Services, or AWS, and Google Cloud that supplements and extends our physical infrastructure. We utilize AWS’ and Google Cloud’s high availability configurations using multiple availability zones and we have services deployed in multiple AWS regions. However, we do not have cross region redundancy, which means we cannot guarantee continued reliability if AWS or Google Cloud suffers a catastrophic event which disrupts a region in which we have our services deployed. If there were a failure to respond quickly to problems, or such a catastrophic event were to occur, our customers may experience service interruptions and we may suffer customer losses.

Our financial performance is subject to risks associated with changes in the value of the U.S. dollar relative to other currencies.

Our primary exposure to movements in foreign currency exchange rates relates to non–U.S. dollar–denominated revenues and operating expenses. The strengthening of foreign currencies may increase our costs denominated in those currencies, thus adversely affecting our earnings. The weakening of foreign currencies relative to the U.S. dollar adversely affects the U.S. dollar value of our foreign currency–denominated revenues and earnings and could lead us to raise international pricing, potentially reducing demand for our products and services. In some circumstances, for competitive or other reasons, we may decide not to raise international pricing to offset the U.S. dollar’s strengthening, which would adversely affect the U.S. dollar value of our foreign currency–denominated revenue and earnings.

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

Our upstream carriers, suppliers and vendors may increase their prices thus directly impacting our direct cost of revenues, which would affect our earnings. Interconnected VoIP traffic may be subject to increased charges. Should this occur, the rates paid to our underlying carriers may increase, which could reduce our profitability. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for a certain set of customers. Changes in our underlying direct costs of revenues may cause us to increase the rates we charge our customers, which could make us less competitive and impact our sales and retention of existing customers.

Our customers, particularly our IDT Global customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest IDT Global customers collectively accounted for 4.7% and 4.6% of our total revenues in fiscal 2023 and fiscal 2022, respectively. Our IDT Global customers with the five largest receivables balances collectively accounted for 1.6% and 12.2% of our total gross trade accounts receivable at July 31, 2023 and 2022, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our revenues and profitability.

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

Our business, results of operation and financial condition could be adversely affected by the COVID-19 pandemic and the restrictions put in place in connection therewith.

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. As of the date of this Annual Report, we continue to monitor the situation.

We responded to the global outbreak of COVID-19 by taking steps to mitigate the potential risks to us posed by its spread and the impact of the restrictions put in place by governments to protect the population. We executed our business continuity plan and implemented a comprehensive set of actions for the health and safety of our employees, customers, and business partners. Our employees transitioned to work-from-home during the third quarter of fiscal 2020. Beginning in the fourth quarter of fiscal 2021, our employees returned to work in our offices on a hybrid basis.

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

Countries outside of the United States may be subject to relatively higher degrees of political and social instability and may lack the infrastructure to withstand political unrest or natural disasters. The occurrence of natural disasters, pandemics such as COVID-19, or political or economic instability in these countries could interfere with work performed by these labor sources or could result in our having to replace or reduce these labor sources. If countries in which we operate experience civil or political unrest or acts of terrorism, especially when such unrest leads to an unseating of the established government, our operations in such countries could be materially impaired. Our vendors in other countries could potentially shut down suddenly for any reason, including financial problems or personnel issues. Such disruptions could decrease efficiency, increase our costs, and have an adverse effect on our business or results of operations.

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

NRS competes in the POS market that is characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. NRS competes against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than NRS does, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impacts NRS’ growth. If some or all of NRS’ competitors focus additional resources on our target markets, NRS’ growth may slow, or we may lose customers due to the competition.

NRS may also face pricing pressures from competitors, which may result in the need for NRS to alter the pricing that it offers and could reduce our profitability.

If NRS fails to increase advertising on its platform, our business could be adversely affected.

NRS’ strategy includes increasing its revenues from brand advertising. Brands may not do business with NRS or may reduce the amounts they are willing to spend to advertise if NRS does not deliver ads, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with NRS will generate a competitive return relative to other alternatives. NRS’ ability to increase the number of brands that use its brand advertising, and ultimately to generate advertising and marketing services revenues, depends on a number of factors, many of which are outside of our control. If NRS fails to increase advertising on its platform, our business could be adversely affected.

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

Many of net2phone’s current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than we have. As a result, these competitors may have greater credibility with net2phone’s existing and potential customers. net2phone’s competitors may also offer bundled service arrangements that present a more differentiated or better integrated product to customers. Announcements, or expectations, as to the introduction of new products and technologies by net2phone’s competitors or net2phone could cause customers to defer purchases of net2phone’s existing products, which also could have a material adverse effect on our business, financial condition, or operating results.

net2phone depends in part upon the capacity, reliability, and performance of several third-party providers and their network infrastructure, the failure of which could cause delays or interruptions of net2phone’s service and impact our revenue and profitability.

net2phone depends on several third-party providers to provide uninterrupted and error-free service to maintain its operations. net2phone does not have control over these providers, and some of these providers are also its competitors. net2phone may be subject to interruptions or delays in their service and its reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to net2phone, including but not limited to: (i) a loss of customers, (ii) adverse impact on its reputation, (iii) negative publicity, (iv) negative impact on its ability to acquire customers, (v) negative impact on its revenue and profitability, (vi) potential law suits for not reaching emergency E-911 services, and (vii) potential law suits for loss of business and loss of reputation. These third-party providers include but are not limited to: 4PSA, an opensource, Kamilio-based platform provider based in Romania and NetSapiens Inc. based in San Diego, CA. 4PSA is net2phone’s current communications platform in most of South America and continues to serve as a legacy platform for a smaller percentage of customers in the U.S. NetSapiens is net2phone’s current platform for its customers in Canada.

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

Tier 1 and non-Tier 1 Telecom suppliers for Telecom Origination and Termination Services. net2phone depends on these companies to provide telecom services, sourcing of DID, porting of numbers, and delivering telephone calls from and to endpoints and devices on our network. If net2phone fails to maintain reliable connectivity or performance with its upstream carriers it could significantly reduce customer demand for its services and damage its business.

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

Selling to larger enterprise customers also contains inherent risks and uncertainties. The loss of a key customer or the failure of some of them to renew or to continue to recommend net2phone’s products may have a material negative impact on its results. net2phone has a limited history of selling its services to larger businesses and may experience challenges in configuring and providing ongoing support for the products it sells to large customers. Larger customers’ networks are often more complex than those of smaller customers, and the configuration of services for these customers usually requires customer assistance. There is no guarantee that the customer will make available to net2phone the necessary personnel and other resources for a successful configuration of services. Lack of assistance from the customers or lack of local resources may prevent net2phone from properly configuring its services for these customers, which can in turn adversely impact the quality of services that it delivers over its customers’ networks, and/or may result in delays in the implementation of its services and impact the quality and ability to continue to provide the services. This could also create a public perception that net2phone is unable to deliver high quality service to its customers, which could harm its reputation. In addition to the foregoing, larger customers tend to require higher levels of customer service and individual attention, which may increase net2phone’s costs for implementing and delivering services.

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

net2phone will have to acquire new customers to increase revenues. net2phone incurs significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if net2phone is unsuccessful in retaining customers or is required to spend significant amounts to acquire new customers, its revenue and or profits would decrease, which would negatively affect profitability. Sales and marketing expenditures are an ongoing requirement of net2phone’s business as it strives to acquire more new customers.

net2phone’s customer churn rate may increase in future periods, which may adversely impact its revenue or require it to spend more money to grow its customer base.

net2phone’s customers generally have initial service periods of between two and three years and may discontinue their subscriptions for services after the expiration of their initial subscription period. In addition, net2phone’s customers may renew for lower subscription amounts or for shorter contract lengths. net2phone may not accurately predict cancellation rates for its customers. net2phone’s cancellation rates may increase or fluctuate because of several factors, including customer needs, pricing changes, number of applications used by its customers, customer satisfaction with its service, the acquisition of net2phone’s customers by other companies, and deteriorating general economic conditions. If net2phone’s customers do not renew their subscriptions for its service or decrease the amount they spend with net2phone, its revenue will decline, and our business will suffer.

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

On March 3, 2022, net2phone purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra. Integra provides cloud-based CCaaS in the Americas and Europe.

The success of the acquisition of Integra will depend, in part, on net2phone’s ability to provide its customers and channel partners with a robust stand-alone contact center solution or an intelligently integrated UCaaS and CCaaS solution. The target market for the Integra CCaaS solution is two-fold: (i) businesses and other entities with embedded service and support centers; and (ii) contact centers / BPO providers. Consistent with businesses across the globe that have been moving their on-premise phone systems to the cloud, these service and support centers and contact centers are migrating in a similar fashion, propelled by the growing hybrid and remote work environments. The Integra CCaaS platform is layered with a development surface which allows for custom deployments and sophisticated work force management, where the solution is tailored to the center’s work-flow requirements. This customization will provide for an additional layer of stickiness, which is expected to translate into longer term service periods with the end user. For this reason, we also expect to see increased stickiness with our current and future UCaaS customers that bundle CCaaS into their product suite. We also expect this solution set to open for us a whole new segment of channel partners that specifically target CCaaS audiences. Our capacity to realize these anticipated benefits is subject to certain risks, including, among others, our ability to successfully integrate the CCaaS business, and the risk that the CCaaS business will not perform as expected.

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

There can be no assurances that Integra’s CCaaS business can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of net2phone’s ongoing UCaaS business or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Integra in order to realize the anticipated benefits of the acquisition, so net2phone performs as expected include, among others:

■	integrating the companies’ technologies, products and services;

■	harmonizing the companies’ operating practices, employee development, compensation and benefit programs, internal controls and other policies, procedures and processes;

■	attracting and recruiting prospective employees;

■	maintaining existing agreements with customers and vendors and avoiding delays in entering into new agreements with prospective customers and vendors; and

■	coordinating and servicing geographically dispersed organizations.

Risks Related to Our Traditional Communications Segment

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

We rely upon our carrier agreements with partners to provide our telecommunications services to our customers. These carrier agreements are for finite terms and, therefore, there can be no guarantee that these agreements will be renewed at all or on favorable terms to us. Our ability to compete would be adversely affected if our carrier agreements were terminated or we were unable to enter into carrier agreements in the future to provide our telecommunications services to our customers, which could result in a reduction of our revenues and profits.

Risk Related to Our Financial Condition

We hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks.

At July 31, 2023, we had cash, cash equivalents, debt securities, and current equity investments of $152.2 million. Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities, and equity investments could be materially and adversely affected.

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

We cannot be certain that we will continue to maintain an effective system of internal control over our financial reporting in future periods. Any failure to maintain such internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis as required by the Securities and Exchange Commission and The New York Stock Exchange, we could face severe consequences from those authorities. In either case, there could be a material adverse effect on our business. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

We depend on proprietary technology and other intellectual property rights in conducting our various business operations. We rely on a combination of patents, copyrights, trademarks and trade secret protection, and contractual rights to establish and protect our proprietary rights. Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective enough. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results. Failure of our patents, copyrights, trademarks, and trade secret protection, non-disclosure agreements and other measures to provide protection of our technology and our intellectual property rights could enable our competitors to compete with us more effectively and have an adverse effect on our business, financial condition, and results of operations.

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

Companies in the telecommunications industry and other industries in which we compete own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Although we do not believe that we infringe upon the intellectual property rights of others, our technologies may not be able to withstand any third-party claims or rights against their use. From time to time, we may be subject to claims and legal proceedings from third parties regarding alleged infringement by us of trademarks, copyrights, patents, and other intellectual property rights. Such lawsuits can be expensive and time-consuming and could distract us and our management from focusing on our businesses. Further, the loss of such lawsuits could result in financial burdens and the requirement to modify our modes of operation, which could materially adversely affect our business.

We are subject to tax and regulatory audits which could result in the imposition of liabilities that may or may not have been reserved.

We are subject to audits by taxing and regulatory authorities with respect to certain of our income and operations. These audits can cover periods for several years prior to the date the audit is undertaken and could result in the imposition of liabilities, interest, and penalties if our positions are not accepted by the auditing entity.

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue was audited by the Universal Service Administrative Company, or USAC. The Internal Audit Division of USAC issued preliminary audit findings and, in accordance with USAC’s audit procedures, we appealed certain of the findings. USAC issued a final decision, and the final decision overturned one of the initial findings but left the remaining initial findings in place. The reversal will result in the elimination of a $1.8 million charge by the Universal Service Fund. The final decision upheld the imposition of a $2.9 million charge to the Federal Telecommunications Relay Service, or TRS, Fund. We have appealed the USAC’s final decision to the FCC. As of July 31, 2023, our accrued expenses included $26.8 million for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

We are subject to value added tax, or VAT, audits from time-to-time in various jurisdictions. In the conduct of such audits, we may be required to disclose information of a sensitive nature and, in general, to modify the way we have conducted business with our distributors until the present, which may affect our business in an adverse manner.

We are also subject to audits in various jurisdictions for various other taxes, including utility excise tax, sales and use tax, communications services tax, gross receipts tax, and property tax.

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

Our BOSS Money and network branded prepaid card services are subject to a strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control, or OFAC, prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state, and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us, our regulated retailers or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

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

The foregoing laws and regulations are constantly evolving, unclear, and inconsistent across various jurisdictions, making compliance challenging. If we fail to update our compliance system to reflect legislative or regulatory developments, we could incur penalties. New legislation, changes in laws or regulations, implementing rules and regulations, litigation, court rulings, changes in industry practices or standards, changes in systems rules or requirements or other similar events could expose us to increased compliance costs, liability, reputational damage, and could reduce the market value of our BOSS Money and network branded prepaid card services or render them less profitable or obsolete.

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

We may be subject to examination by the CFPB, which has broad authority to enforce consumer financial laws. The CFPB has a large budget and staff and has broad authority with respect to our money transfer service and related business. It is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data, and promote the availability of financial services to underserved consumers and communities. In addition, the CFPB may adopt other regulations governing consumer financial services, including regulations defining unfair, deceptive, or abusive acts or practices, and new model disclosures. The CFPB’s authority to change regulations adopted in the past by other regulators, or to rescind or alter past regulatory guidance, could increase our compliance costs and litigation exposure.

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

We are subject to licensing and other requirements imposed by U.S. state regulators, and the U.S. federal government. If we were found to be subject to or in violation of any laws or regulations governing money transmitters, we could lose our licenses, be subject to liability or be forced to change our business practices, which could harm our business, results of operations, and financial condition.

A number of states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2023. At July 31, 2023, we had obtained licenses to operate as a money transmitter in 48 U.S. states and Washington, D.C. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

Our disbursement partners generally are regulated institutions in their home jurisdiction, and money transfers are regulated by governments in both the United States and in the jurisdiction of the recipient. If our disbursement partners fail to comply with applicable laws, it could harm our business, results of operations, and financial condition.

Money transfers are regulated by state, federal and foreign governments. Many of our disbursement partners are banks that are heavily regulated by their home jurisdictions. Our non-bank disbursement partners are also subject to money transfer regulations. We require regulatory compliance as a condition to our continued relationship, perform due diligence on our disbursement partners, and monitor them periodically with the goal of meeting regulatory expectations. However, there are limits to the extent to which we can monitor their regulatory compliance. Any determination that our disbursement partners or their sub-disbursement partners have violated laws and regulations could seriously damage our reputation, resulting in diminished revenue and profit and increased operating costs. While our services are not directly regulated by governments outside the United States, except with respect to IDT Financial Services Limited, or IDTFS, our Gibraltar-based bank as discussed below, it is possible that in some cases we could be liable for the failure of our disbursement partners or their sub-disbursement partners to comply with laws, which also could harm our business, financial condition, and results of operations.

IDTFS is regulated by the Gibraltar Financial Services Commission, or FSC, and, as such, is subject to Gibraltarian and EU laws relating to financial institutions. As an issuer of prepaid debit cards for programs operated by other entities, commonly known as program managers, IDTFS is responsible, inter alia, for anti-money laundering laws oversight and compliance. If we were to fail to implement the requisite controls or follow the rules and procedures mandated by the FSC and applicable law, we could be subject to regulatory fines, and even the loss of our banking license.

We receive, store, process, and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy. Our actual or perceived failure to comply with such obligations could harm our business, financial condition, and results of operations.

We receive, store, and process personal information and other customer data, including bank account numbers, credit and debit card information, identification numbers, and images of government identification cards. As a result, we are required to comply with the privacy provisions of the Gramm-Leach-Bliley Act of 1999, or the Gramm-Leach-Bliley Act, and the Payment Card Industry Data Security Standard, or PCI DSS. There are also numerous other federal, state, local, and international laws, such as the California Consumer Privacy Act, or CCPA and the EU’s General Data Protection Regulation, or GDPR, regarding privacy and the storing, sharing, use, processing, disclosure, and protection of personal information and other customer data, the scope of which are changing, subject to differing interpretations, and may be inconsistent among different jurisdictions or conflict with other applicable rules. It is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our business practices.

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

In the Telephone Robocall Abuse Criminal Enforcement and Deterrence, or TRACED, Act, Congress gave the FCC new tools to fight unwanted, and often illegal, robocalls, the top consumer complaint reported to the FCC annually. The TRACED Act required the FCC to mandate the STIR/SHAKEN caller identification framework. STIR/SHAKEN enables phone companies to verify that the caller ID information transmitted with a call matches the caller’s real phone number. The FCC has issued a series of Orders and adopted several rules to implement the TRACED Act. For example, by June 30, 2021, many domestic and foreign carriers were required to register with the FCC specifically for TRACED Act compliance. Initially, the FCC concluded that by September 28, 2021, we and other similarly situated carriers would not be able to accept certain IP-based telecommunications traffic from foreign and domestic carrier partners unless those carriers were registered with the FCC. However, the FCC temporarily suspended this obligation while it reconsiders its impact. We believe the FCC will eventually reinstate the rule or implement a new rule that will have a comparable impact upon us and the industry as a whole. We also believe the FCC will continue to address and refine its rules in this area. Of equal importance, carriers such as us have the right to “sign” their traffic, effectively attesting that the traffic they are transmitting is not illegal robocalls.

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

In Canada, the Canadian Radio-Television and Telecommunications Commission, or CRTC is implementing near-identical STIR/SHAKEN rules as the FCC is implementing in the U.S. although it is not apparent whether the CRTC will punish service providers who fail to meet their obligations with the zealousness of the FCC. We expect that additional national communications regulators will implement similar, if not identical, STIR/SHAKEN legislation.

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

Our ability to provide VoIP communications services at attractive rates arises in large part from the fact that VoIP services are not currently subject to the same level of regulation as traditional, switch-based telephony. The use of the Internet and private IP networks to provide voice communications services is largely unregulated within the United States, although several foreign governments have adopted laws and/or regulations that could restrict or prohibit the provision of voice communications services over the Internet or private IP networks. In the United States, the California PUC has initiated a proceeding under which we believe the PUC will expand its authority to regulate interconnected VOIP. Other states are expected to follow the California PUC’s lead. If interconnected VoIP services become subject to state regulation and/or additional regulation by the FCC, such regulation will likely lead to higher costs and reduce or eliminate the competitive advantage interconnected VoIP holds over traditional telecommunications services by virtue of its lesser regulatory oversight. More aggressive regulation of the Internet in general, and Internet telephony providers and services specifically, may materially and adversely affect our business, financial condition, and results of operations.

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

In Canada, the CRTC regulates VoIP Service. These regulated services are similar to those regulated in the United States discussed above. We are subject to a variety of other federal, state and international laws and regulations as well as oversight from a variety of governmental agencies and public service commissions. The laws governing our business may change in ways that harm our business. Federal, state, or international governmental agencies administering and enforcing such laws may also choose to interpret and apply them in ways that harm our business. These interpretations are also subject to change. Regulatory action could materially impair or force us to change our business model and may adversely affect our revenue, increase our compliance costs, and reduce our profitability. In addition, governmental agencies such as the Securities and Exchange Commission, Internal Revenue Service, FTC, FCC, and state taxing authorities may conclude that we have violated federal laws, state laws or other rules and regulations, and we could be subject to fines, penalties or other actions that could adversely impact our financial results or our ability to conduct business.

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

The acceptance of telecommunications services is dependent upon our meeting certain industry standards. We are required to comply with certain rules and regulations of the FCC regarding safety standards. Standards are continuously being modified and replaced. As standards evolve, we may be required to modify our existing products or develop and support new versions of our products. We must comply with certain federal, state, and local requirements regarding how we interact with our customers, including marketing practices, consumer protection, privacy, and billing issues, the provision of emergency 911 service, and the quality of service we provide to our customers. The failure of our products and services to comply, or delays in compliance with various existing and evolving standards could delay future offerings and impact our revenues and profitability. Changes to the Universal Service Fund by the FCC or various state Universal Service Funds may require us to increase our costs which could negatively affect revenue and profitability.

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

Governmental entities, class action lawyers, and consumer advocates are reviewing the data collection and use by companies that must maintain such data. Our own requirements as well as regulatory codes of conduct, enforcement actions by regulatory agencies, and lawsuits by other parties could impose additional compliance costs on us as well as subject us to unknown potential liabilities. These evolving laws, rules, and practices may also curtail our current business activities, which may delay or affect our ability to become profitable as well as affect customers and other business opportunities.

In addition, several foreign countries and governmental bodies, including the EU, Brazil, and Canada, have laws and regulations concerning the collection and use of personally identifiable information obtained from their residents, including payment card information, which are often more restrictive than those in the U.S. Laws and regulations in these jurisdictions apply broadly to the collection, use, storage, disclosure, and security of personally identifiable information, including payment card information identifying, or which may be used to identify, an individual, such as names, email addresses, and, in some jurisdictions, IP addresses, device identifiers, and other data. As we conduct business or become deemed to conduct business in foreign jurisdictions, including through websites that we host that may be available in these locations, we may become subject to those laws and regulations.

We are also subject to privacy and data protection-related obligations in our contracts with our customers and other third parties. Any failure, or perceived failure, to comply with federal, state, or international laws, or to comply with our contractual obligations related to privacy, could result in proceedings or actions against us which could result in significant liability to us as well as harm to our reputation. Additionally, third parties with whom we contract may violate or appear to violate laws or regulations which could subject us to the same risks. Any new laws, regulations, other legal obligations or industry standards, or any changed interpretation of existing laws, regulations or other standards may require us to incur additional costs and restrict our business operations.

Our collection, processing, storage, use, and transmission of personal data could give rise to liabilities because of governmental regulation, conflicting legal requirements, differing views on data privacy, or security breaches.

We engage in electronic billing and processing of our customers using secure transmission of sometimes confidential information over public networks. We have systems and processes in place that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches. However, there is no guarantee that such systems and processes will not experience a failure. Our failure to protect against fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures, or penalties from governmental agencies that could adversely affect our operating results. We may be unable to prevent our customers from fraudulently receiving goods and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the FTC, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. While we believe that we are not a covered entity under the law, the effects of the CCPA potentially are significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

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

A significant and increasing portion of our transactions are processed using debit cards, credit cards, and other digital payment methods. The banks, credit card companies, networks, and other payment processing providers impose strict regulatory, compliance, system, and other requirements to participate in such parties’ payment systems. We are required to comply with the privacy provisions of various federal and state privacy statutes and regulations, and the PCI DSS, each of which is subject to change at any time. Compliance with PCI DSS does not guarantee a completely secure environment and notwithstanding the results of this assessment there can be no assurance that payment card brands will not request further compliance assessments or set forth additional requirements to maintain access to credit card processing services. Compliance with PCI DSS is an ongoing effort, and the requirements evolve as new threats are identified. Compliance with these requirements is often difficult and costly, and our failure, or our counterparty’s failure, to comply may result in significant fines or civil penalties, regulatory enforcement action, or liability under or termination of necessary agreements, each of which could have a material adverse effect on our financial position and/or operations and that of our distributors who could be liable as well.

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

Our customers can use our services to store contact and other personal or identifying information, and to process, transmit, receive, store, and retrieve a variety of communications and messages, including information about their own customers and other contacts. In addition, customers may use our services to store protected health information, or PHI, that is protected under the Health Insurance Portability and Accountability Act, or HIPAA. We have sold and will continue to attempt to sell to certain customer segments which may have requirements for additional privacy or security. In addition, sales may be made to customers that are subject to additional security requirements. Selling into segments with additional requirements increases potential liability that in some instances may be unlimited. While we believe we meet or exceed all requirements for sales to such segments, there is no assurance that our systems fully comply with all requirements. Noncompliance with laws and regulations relating to privacy and HIPAA may lead to significant fines, penalties, or civil liability.

Our ability to offer services outside the United States is subject to different regulations which may be unknown and uncertain.

Regulatory treatment of VoIP providers outside the United States varies from country to country, and local jurisdictions. Many times, the laws are vague, unclear and regulations are not enforced uniformly. We are licensed as a VoIP seller in our international markets and are considering expanding to other countries. We also cannot control if our customers take their devices out of the United States and use them abroad. Our resellers may sell to customers who maintain facilities outside the United States. The failure by us or our customers and resellers to comply with laws and regulations could reduce our revenue and profitability. As we expand to additional countries there may be additional regulations that we are required to comply with, the failure to comply or properly assess regulations may subject us to penalties, fines, and other actions that could materially affect our business.

Examinations by relevant tax authorities may result in material changes in related tax reserves for tax positions taken in previously filed tax returns or may impact the valuation of certain deferred income tax assets, such as net operating loss carry-forwards.

Based on the outcome of examinations by relevant tax authorities, or because of the expiration of statutes of limitations for specific jurisdictions, it is reasonably possible that the related tax reserves for tax positions taken regarding previously filed tax returns will materially change from those recorded in our financial statements. In addition, the outcome of examinations may impact the valuation of certain deferred income tax assets (such as net operating loss carry-forwards) in future periods. It is not possible to estimate the impact of the amount of such changes, if any, on previously recorded uncertain tax positions.

There may be a negative effect on our business going forward because of changes to net neutrality.

The principle that Internet service providers should treat all Internet communications equally, and not charge users different rates for various tiers of service or prioritize certain traffic while blocking or slowing down others, is called net neutrality. On January 4, 2018, the FCC released an order that largely repealed prior FCC rules that prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. Many of the largest providers of broadband services, like cable companies and traditional telephone companies, have publicly stated that they will not degrade or disrupt their customers’ use of applications and services, like ours. However, there was no guarantee that they would not do so in the future. If such providers were to degrade, impair, or block our services, it would negatively impact our ability to provide services to our customers, and we would likely lose revenue and profits. We would probably incur legal fees in an attempt to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, or increase our costs thereby reducing our profitability, or make our services less competitive if we increase our rates to our customers. President Biden and numerous Senators have criticized the status of net neutrality, at this time we are not aware if there will be legislation that might reimpose the prior regulations.

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

Howard S. Jonas serves as our Chairman, which is an executive officer position, and our Chairman of the Board, which is a Board of Directors position. As of October 11, 2023, eight trusts for the benefit of children of Howard S. Jonas (the “Trusts”), collectively have voting power over 1,574,326 shares of our Class A common stock, (which is all the issued and outstanding shares of the Class A common stock), which are convertible into shares of our Class B common stock on a 1-for-1 basis, and 2,382,371 shares of our Class B common stock, representing approximately 70% of the combined voting power of our outstanding capital stock, as of October 11, 2023. Each of the Trusts has a different, independent trustee. In addition, as of October 11, 2023, The HSJ Remainder 2019 Trust holds 1,811,711 shares of our Class B common stock and The HSJ 2022 Annuity Trust holds 78,016 shares of our Class B common stock. Both of these trusts have an independent trustee.

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

We are not aware of any voting agreement between or among any of the Trusts and/or Howard S. Jonas, but if such a voting agreement or other similar arrangement exists or were to be consummated, if all or several of the Trusts were to act in concert, or if we issued additional Class A common stock, certain or all of the Trusts and/or Howard S. Jonas along with holders of the Class A common stock would be able to control matters requiring approval by our stockholders, including the election of all of the directors, amendment of organizational documents, and the approval of significant corporate transactions, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management may be limited. In addition, our dual class structure has an anti-takeover effect, and accordingly, the holders of the shares of Class A common stock can prevent any change in control transactions that may otherwise be in the best interest of stockholders.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in a building in Newark, New Jersey. We lease approximately 80,000 square feet of office space plus a portion of the 800-car public parking garage located across the street from the building. We also lease approximately 3,600 square feet of office space in Jerusalem, Israel that is owned by Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025.

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

On October 11, 2023, there were 271 holders of record of our Class B common stock and eight holders of record of our Class A common stock. All shares of Class A common stock are beneficially owned by eight trusts for the benefit of children of Howard S. Jonas, our Chairman and the Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 11, 2023, the last sales price reported on the New York Stock Exchange for the Class B common stock was $27.37 per share.

In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as to invest in our growth business initiatives. Accordingly, no dividends were paid in fiscal 2023 or fiscal 2022.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Performance Graph of Stock

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2023.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2023(2)	14,680	$32.37	—	4,933,623
June 1 – 30, 2023	—	—	—	4,933,623
July 1 – 31, 2023	231,416	$24.07	231,416	4,702,207
Total	246,096	$24.56	231,416

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on deferred stock units. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Goodwill Impairment Testing

Under U.S. GAAP, goodwill is not amortized but is reviewed annually for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment, or one level below the operating segment, depending on whether certain criteria are met.

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

The carrying amount of our goodwill by reporting unit was as follows:

(in millions) July 31	2023	2022
Retail Communications	$11.2	$11.1
net2phone	9.9	9.7
Fintech	3.2	3.2
IDT Digital Payments	2.2	2.4
TOTAL	$26.5	$26.4

For our annual goodwill impairment tests as of May 1, 2023 and 2022, we performed qualitative assessments for all of our reporting units that indicated that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and, therefore, did not result in an impairment. In addition, we do not believe we are currently at risk of goodwill impairment. Our qualitative assessments considered several factors including (i) the business enterprise value of the reporting unit from the last quantitative test at May 1, 2020 and the excess of the fair value over carrying value, (ii) macroeconomic conditions including changes in interest rates and discount rates, (iii) industry and market considerations including industry revenue, EBITDA margins, and multiples based on business enterprise value to revenues and to EBITDA, and (iv) the recent financial performance and budget of the reporting unit.

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

There were no such events or changes in circumstances in fiscal 2023 or fiscal 2022. If we determine that events or changes in circumstances indicate the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections for specific assets and fair value estimates of assets require significant estimates and assumptions by management that have a significant level of estimation uncertainty. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Allowance for Doubtful Accounts Receivable

Our allowance for doubtful accounts was $5.6 million at July 31, 2023 and $5.3 million at July 31, 2022. The allowance for doubtful accounts as a percentage of gross trade accounts receivable increased to 15.0% at July 31, 2023 from 11.9% at July 31, 2022 because, at July 31, 2023 compared to July 31, 2022, gross trade accounts receivable decreased 15.9% and the allowance for doubtful accounts increased 5.9%. The most significant decrease in the gross trade accounts receivable balance at July 31, 2023 compared to July 31, 2022 was in IDT Digital Payments.

We estimated the balance of our allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. Our estimates included separately providing for customer receivables based on specific circumstances and credit conditions, and when it was deemed probable that the balance was uncollectible. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.

On August 1, 2023, we adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changed the impairment model for most financial assets and certain other instruments. Effective with the adoption of ASU 2016-13, we will record an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for trade accounts receivable, we will consider the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. We will also consider future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks will be assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies.

Our allowance for credit losses estimates is subject to change due to new developments, changes in assumptions or changes in our strategy. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

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

The valuation allowance on our deferred income tax assets was $10.6 million and $11.6 million at July 31, 2023 and 2022, respectively. In fiscal 2023, we decreased the valuation allowance by $1.0 million, which included a decrease of $2.8 million due to the utilization or disposal of previously valued deferred income tax assets and a release of $0.7 million for profitability in the United Kingdom, net of an establishment of $2.5 million for deferred income tax assets that were not more likely than not going to be utilized prior to expiration. In fiscal 2021, we released $46.5 million of our valuation allowance on the portion of the deferred income tax assets that we are more likely than not going to utilize. This release was mostly related to domestic deferred income tax assets. We used the framework of Accounting Standards Codification, or ASC, Income Taxes (Topic 740) to determine whether the valuation allowance should be maintained or reversed. We considered the scheduled expiration of our net operating losses included in our deferred tax assets, projected future taxable income, and tax planning strategies in our assessment of the valuation allowance. The primary factors that resulted in the valuation allowance release were the three consecutive years of profitability in the United States and expected future profitability in both the United States and the United Kingdom that will utilize a significant portion of the net operating losses. Our tax planning strategies were not a significant factor in the analysis.

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

Our 2017 FCC Form 499-A, which reports our calendar year 2016 revenue, was audited by the USAC. The Internal Audit Division of USAC issued preliminary audit findings and, in accordance with USAC’s audit procedures, we appealed certain of the findings. USAC issued a final decision, and the final decision overturned one of the initial findings but left the remaining initial findings in place. The reversal will result in the elimination of a $1.8 million charge by the Universal Service Fund. The final decision upheld the imposition of a $2.9 million charge to the Federal Telecommunications Relay Service, or TRS, Fund. We have appealed the USAC’s final decision to the FCC and we do not intend to remit payment for the TRS Fund fees unless and until a negative decision on our appeal has been issued. In response to the aforementioned preliminary audit findings, we made certain changes to our filing policies and procedures for years that remain potentially under audit. At July 31, 2023 and 2022, our accrued expenses included $26.8 million and $33.2 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

In June 2022, the Financial Accounting Standards Board issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. We will adopt the amendments in this ASU prospectively on August 1, 2024. We are evaluating the impact that this ASU will have on our consolidated financial statements.

RESULTS OF OPERATIONS

We evaluate the performance of our business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

COVID-19

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. As of the date of this Annual Report, we continue to monitor the situation. We cannot predict with certainty the potential impact of COVID-19 if it re-invigorates on our results of operations, financial condition, or cash flows.

Concentration of Customers

Our most significant customers typically include telecom operators to whom we provide wholesale services and distributors of our retail calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 10.8%, 12.5%, and 14.5% of our consolidated revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Our customers with the five largest receivables balance collectively accounted for 16.7% and 27.1% of our consolidated gross trade accounts receivable at July 31, 2023 and 2022, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers. We attempt to mitigate our credit risk related to specific IDT Global customers by also buying services from the customer, in order to create an opportunity to offset our payables and receivables with the customer. In this way, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is practical to do so, we will increase our purchases from IDT Global customers with receivable balances that exceed our applicable payables in order to maximize the offset and reduce our credit risk.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

■	for NRS, active POS terminals, payment processing accounts, and recurring revenue,

■	for net2phone, seats and subscription revenue, and

■	for Traditional Communications, minutes of use.

NRS uses two key metrics, among others, to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that are being installed. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with U.S. GAAP excluding its revenue from POS terminal sales.

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

Year Ended July 31, 2023 compared to Year Ended July 31, 2022 and Year Ended July 31, 2022 compared to Year Ended July 31, 2021

As of July 31, 2023, we owned 90.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 80.0% of the outstanding shares of NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met and other assumptions, we would own 85.8% of net2phone 2.0 and 77.7% of NRS.

As of August 1, 2022, we revised our reportable business segments primarily to reflect the growth of our financial technology businesses and their increased contributions to our consolidated results. Our four reportable business segments, NRS, Fintech, net2phone, and Traditional Communications, reflect management’s current approach to analyzing results, its resource allocation strategy, and its assessment of business performance. NRS was previously included in our Fintech segment. In addition, certain lines of business were reclassified to the Fintech segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31	2023	2022	2021
REVENUES:
National Retail Solutions	6.2%	3.8%	1.7%
Fintech	7.0	4.7	4.0
net2phone	5.8	4.3	3.1
Traditional Communications	81.0	87.2	91.2
TOTAL REVENUES	100.0	100.0	100.0
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	70.7	75.8	79.8
Selling, general and administrative	22.4	18.4	15.1
Depreciation and amortization	1.6	1.3	1.2
Severance	—	—	—
TOTAL COSTS AND EXPENSES	94.7	95.5	96.1
Other operating (expense) gain, net	(0.4)	(0.1)	0.1
INCOME FROM OPERATIONS	4.9	4.4	4.0
Interest income, net	0.3	—	—
Other (expense) income, net	(0.3)	(1.8)	0.5
INCOME BEFORE INCOME TAXES	4.9%	2.6%	4.5%

National Retail Solutions Segment

NRS, which represented 6.2%, 3.8%, and 1.7% of our total revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

(in millions)				2023 change from 2022		2022 change from 2021
Year ended July 31	2023	2022	2021	$	%	$	%
Revenues:
Recurring	$71.4	$45.3	$19.7	$26.1	57.8%	$25.6	129.2%
Other	5.7	6.0	5.0	(0.3)	(6.0)	1.0	20.8
Total revenues	77.1	51.3	24.7	25.8	50.3	26.6	107.3
Direct cost of revenues	(8.9)	(7.1)	(4.8)	1.8	25.5	2.3	47.1
Selling, general and administrative	(51.4)	(32.1)	(19.6)	19.3	60.3	12.5	63.3
Depreciation and amortization	(2.4)	(0.9)	(0.6)	1.5	160.9	0.3	74.3
Income (loss) from operations	$14.4	$11.2	$(0.3)	$3.2	28.5%	$11.5	nm

nm—not meaningful

(in thousands)				2023 change from 2022		2022 change from 2021
July 31	2023	2022	2021	#	%	#	%
Active POS terminals	25.7	19.4	14.0	6.3	32.6%	5.4	37.8%
Payment processing accounts	15.8	10.3	5.9	5.5	52.9%	4.4	76.1%

Revenues. Revenues increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year driven primarily by revenue growth from NRS’ merchant services and sales of advertising and data, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily due to increases in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily due to increases in sales commissions, as well as increases in employee compensation. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense was 66.7%, 62.5%, and 79.3% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

Fintech Segment

Fintech, which represented 7.0%, 4.7%, and 4.0% of our total revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller, financial services businesses, including Leaf, a provider of digital wallet services in emerging markets, a variable interest entity, or VIE, that operates money transfer businesses, and IDTFS, our Gibraltar-based bank.

(in millions)				2023 change from 2022		2022 change from 2021
Year ended July 31	2023	2022	2021	$	%	$	%
Revenues:
BOSS Money	$76.9	$55.6	$49.3	$21.3	38.5%	$6.3	12.7%
Other	9.7	9.0	8.3	0.7	7.2	0.7	8.8
Total revenues	86.6	64.6	57.6	22.0	34.1	7.0	12.1
Direct cost of revenues	(36.5)	(26.1)	(21.8)	10.4	40.0	4.3	19.7
Selling, general and administrative	(51.9)	(43.1)	(35.9)	8.8	20.3	7.2	20.2
Depreciation and amortization	(2.6)	(2.2)	(1.5)	0.4	20.2	0.7	47.3
Severance	—	(0.1)	—	(0.1)	(100.0)	0.1	nm
Other operating gain (expense)	1.9	—	(0.3)	(1.9)	nm	(0.3)	(105.4)
Loss from operations	$(2.5)	$(6.9)	$(1.9)	$4.4	63.4%	$(5.0)	(253.7)%

nm—not meaningful

Revenues. Revenues from BOSS Money increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily because of increased transaction volume in BOSS Money’s direct-to-consumer digital and retail channels and, in fiscal 2023, from the development and introduction of new platform functionalities enabling more flexible and granular pricing strategies. The revenue increase in fiscal 2022 compared to fiscal 2021was partially offset by the lack of revenue from transient foreign exchange market conditions that materially improved BOSS Money’s revenues in fiscal 2021 but ceased by the end of the second quarter of fiscal 2021. BOSS Money continues to benefit from ongoing expansion of its disbursement networks, particularly in Africa and the Caribbean.

Direct Cost of Revenues. Direct cost of revenues increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily due to increased direct cost of revenues in BOSS Money’s direct-to-consumer digital and retail channels, which reflected the increases in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2023 compared to fiscal 2022 primarily due to increases in debit and credit card processing charges, employee compensation, sales commissions, and marketing expenses. Selling, general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily due to increases in debit and credit card processing charges, employee compensation, and sales commissions. The increases in card processing charges were the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense was 59.9%, 66.8%, and 62.3% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily due to increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating Gain (Expense). In fiscal 2023, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recognized a gain of $1.6 million on the write-off of this contingent consideration payment obligation. In addition, in fiscal 2023, fiscal 2022, and fiscal 2021, Leaf received payments of $0.4 million, $20,000, and nil, respectively, from government grants for the development and commercialization of blockchain-backed financial technologies.

net2phone Segment

The net2phone segment, which represented 5.8%, 4.3%, and 3.1% of our total revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, is comprised of net2phone’s cloud communications and contact center offerings.

(in millions)				2023 change from 2022		2022 change from 2021
Year ended July 31	2023	2022	2021	$	%	$	%
Revenues:
Subscription	$66.8	$53.6	$38.8	$13.2	24.8%	$14.8	38.0%
Other	5.6	4.6	5.7	1.0	20.3	(1.1)	(18.7)
Total revenues	72.4	58.2	44.5	14.2	24.4	13.7	30.7
Direct cost of revenues	(12.0)	(10.0)	(8.7)	2.0	19.6	1.3	15.9
Selling, general and administrative	(57.4)	(54.2)	(46.1)	3.2	5.8	8.1	17.4
Depreciation and amortization	(5.6)	(5.4)	(5.1)	0.2	4.4	0.3	6.4
Severance	(0.1)	—	—	0.1	nm	—	—
Other operating (expense) gain, net	(0.1)	0.3	(0.1)	0.4	145.4	(0.4)	(393.2)
Loss from operations	$(2.8)	$(11.1)	$(15.5)	$8.3	75.3%	$4.4	28.0%

nm—not meaningful

(in thousands)				2023 change from 2022		2022 change from 2021
July 31	2023	2022	2021	#	%	#	%
Seats served	352	291	226	61	21.1%	65	28.4%

Revenues. net2phone’s revenues increased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year driven primarily by the growth in subscription revenue in the U.S. and Latin American markets, which reflects the increases in seats served at July 31, 2023 and July 31, 2022 compared to the prior fiscal year ends. The increase in seats served at July 31, 2022 compared to July 31, 2021 included approximately 7,000 seats as a result of our acquisition of Integra in March 2022.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2023 compared to fiscal 2022 primarily due to the increase in revenues, with the largest increase in the U.S. market. Direct cost of revenues increased in fiscal 2022 compared to fiscal 2021 primarily due to the increase in revenues, with the largest increases in Latin American markets. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2023 compared to fiscal 2022 primarily due to increases in sales commissions and consulting expense. Selling, general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily due to increases in sales commissions, employee compensation, and expenses related to the proposed (and subsequently postponed) spin-off of our net2phone cloud communications business. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 79.2% from 93.1% and 103.7% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

net2phone derives a significant portion of its revenues from existing customers. Attracting new customers usually involves additional costs compared to retention of existing customers. If existing customers’ subscriptions and related usage decrease or are terminated, net2phone will need to spend more money to acquire new customers and still may not be able to maintain its existing level of revenues or profitability. In addition, net2phone needs to acquire new customers to increase its revenues. net2phone incurs significant sales and marketing expenses to acquire new customers. It is therefore expected that selling, general and administrative expense will remain a significant percentage of net2phone’s revenues for the foreseeable future.

Depreciation and Amortization. The increases in depreciation and amortization expense in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year was due to increased depreciation of net2phone’s telephone equipment leased to customers and increased depreciation of capitalized costs of consultants and employees developing internal use software.

Other Operating (Expense) Gain, net. In fiscal 2023, we recorded an expense of $0.1 million for telephone equipment that was taken out of service. In fiscal 2022, we determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. net2phone recognized a gain of $0.3 million on the write-off of this contingent consideration payment obligation. Other operating expense, net in fiscal 2021 was due to the settlement of a legal matter.

Traditional Communications Segment

The Traditional Communications segment, which represented 81.0%, 87.2%, and 91.2% of our total revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, includes IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Traditional Communications’ most significant revenue streams are from IDT Digital Payments, BOSS Revolution Calling, and IDT Global. IDT Digital Payments and BOSS Revolution Calling are sold directly to consumers and through distributors and retailers. We receive payments for BOSS Revolution Calling, traditional calling cards, and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

(in millions)				2023 change from 2022		2022 change from 2021
Year ended July 31	2023	2022	2021	$/#	%	$/#	%
Revenues:
IDT Digital Payments	$417.1	$473.2	$461.6	$(56.1)	(11.9)%	$11.6	2.5%
BOSS Revolution Calling	322.1	387.9	455.2	(65.8)	(17.0)	(67.3)	(14.8)
IDT Global	230.3	292.4	361.0	(62.1)	(21.2)	(68.6)	(19.0)
Other	33.2	36.5	42.3	(3.3)	(8.8)	(5.8)	(13.7)
Total revenues	1,002.7	1,190.0	1,320.1	(187.3)	(15.7)	(130.1)	(9.9)
Direct cost of revenues	(818.2)	(991.2)	(1,118.7)	(173.0)	(17.4)	(127.5)	(11.4)
Selling, general and administrative	(107.0)	(113.3)	(109.3)	(6.3)	(5.5)	4.0	3.7
Depreciation and amortization	(9.4)	(9.5)	(10.6)	(0.1)	(1.0)	(1.1)	(10.1)
Severance	(0.9)	(0.1)	(0.5)	0.8	nm	(0.4)	(87.5)
Other operating (expense) gain, net	(5.9)	(0.1)	1.0	5.8	nm	1.1	110.6
Income from operations	$61.3	$75.8	$82.0	$(14.5)	(19.2)%	$(6.2)	(7.6)%

Minutes of use:
BOSS Revolution Calling	2,299	2,926	3,554	(627)	(21.4)%	(628)	(17.7)%
IDT Global	6,328	7,720	10,511	(1,392)	(18.0)	(2,791)	(26.6)

Revenues. Revenues from IDT Digital Payments decreased in fiscal 2023 compared to fiscal 2022 primarily from the deterioration of a key corridor that was particularly impactful to revenues in the wholesale and retail channels. Revenues from IDT Digital Payments increased in fiscal 2022 compared to fiscal 2021 primarily from an increase in direct-to-consumer channel revenues, partially offset by a decrease in retail channel revenues. Our acquisition of Sochitel in fiscal 2021 contributed to our increased penetration into the mobile top-up market in Africa.

Revenues and minutes of use from BOSS Revolution Calling decreased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services. In fiscal 2021, COVID-19-related demand slowed the rate of decline in BOSS Revolution Calling revenue that we had experienced in prior periods. However, the COVID-19-related impact was less significant in fiscal 2022 than in fiscal 2021. The surge in demand for voice calls that began with the onset of the COVID-19 pandemic had eroded by the third quarter of fiscal 2022.

Revenues and minutes of use from IDT Global decreased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in fiscal 2023 compared to fiscal 2022 primarily due to decreases in IDT Global, IDT Digital Payments, and BOSS Revolution Calling’s revenues. Direct cost of revenues decreased in fiscal 2022 compared to fiscal 2021 primarily due to decreases in BOSS Revolution Calling’s and IDT Global’s revenues, partially offset by an increase in IDT Digital Payments’ direct cost of revenues in fiscal 2022 compared to fiscal 2021 because of the increase in IDT Digital Payments’ revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in fiscal 2023 compared to fiscal 2022 primarily due to decreases in debit and credit card processing charges, sales commissions, and employee compensation, partially offset by an increase in stock-based compensation. Selling, general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily due to increases in marketing expense, employee compensation, and consulting expense, partially offset by a decrease in sales commissions. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense was 10.7%, 9.5%, and 8.3% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Depreciation and Amortization. Depreciation and amortization expense decreased in each of fiscal 2023 and fiscal 2022 compared to the prior fiscal year primarily due to decreases in depreciation as more of our property, plant, and equipment became fully depreciated, partially offset by increases in depreciation of equipment added to our telecommunications network and capitalized costs of consultants and employees developing internal use software.

Severance Expense. Traditional Communications incurred severance expense of $0.9 million, $0.1 million, and $0.5 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Other Operating (Expense) Gain, net. Other operating (expense) gain, net included $3.9 million, $0.1 million, and $0.5 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively for the indemnification of one of our cable telephony customers related to patent infringement claims brought against the customer. On May 8, 2023, we and the customer agreed to a release from the indemnification agreement in exchange for $3.9 million, of which $1.9 million was paid on May 10, 2023, and the remainder will be paid in five monthly invoice deductions of $0.4 million each. Also, in fiscal 2023, we increased the estimated fair value of acquisition-related contingent consideration by $0.2 million, and we recorded an expense of $1.4 million for internal use software that was taken out of service. Other operating (expense) gain, net in fiscal 2021 included a gain of $2.0 million received from the sale to a third party of all our rights under the Payment Card Interchange Fee and Merchant Discount Antitrust Litigation and expense of $0.6 million for the settlement of a claim related to IDT Global.

Corporate

(in millions)				2023 change from 2022		2022 change from 2021
Year ended July 31	2023	2022	2021	$	%	$	%
General and administrative	$(9.3)	$(7.8)	$(7.5)	$1.5	18.6%	$0.3	3.6%
Depreciation and amortization	(0.1)	(0.1)	(0.1)	—	(30.5)	—	1.6
Other operating (expense) gain, net	(0.3)	(1.0)	0.2	(0.7)	(67.2)	1.2	560.0
Loss from operations	$(9.7)	$(8.9)	$(7.4)	$(0.8)	(8.2)%	$(1.5)	(20.7)%

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

General and Administrative. Corporate general and administrative expense increased in fiscal 2023 compared to fiscal 2022 primarily because of increases in audit and accounting fees, employee compensation, and stock-based compensation expense. Corporate general and administrative expense increased in fiscal 2022 compared to fiscal 2021 primarily because of an increase in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.7%, 0.6%, and 0.5% in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Other Operating (Expense) Gain, net. In September 2017, we and certain of our subsidiaries were certified by the New Jersey Economic Development Authority, or NJEDA, as having met the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The program provides for credits against a corporation’s New Jersey corporate business tax liability for maintaining a minimum number of employees in New Jersey, and that tax credits may be sold subject to certain conditions. On June 5, 2023, we received a 2019 tax credit certificate for $1.8 million from the NJEDA. In August 2023, we sold the certificate for cash of $1.6 million. As discussed in Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) have been named in a class action on behalf of Straight Path’s stockholders. We incurred legal fees of $5.8 million, $7.7 million, and $2.9 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $3.8 million, $6.7 million, and $3.1 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Consolidated

The following is a discussion of certain of our consolidated expenses, and our consolidated income and expense line items below income from operations.

Related Party Lease Costs. We lease office and parking space in a building and parking garage located at 520 Broad Street, Newark, New Jersey that was previously owned by Rafael Holdings. On August 22, 2022, Rafael Holdings sold the building and parking garage to an unrelated third party. Our lease in that property continues with the new owner. We also lease office space in Israel from Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2023, we incurred lease costs of $0.3 million in connection with the Rafael Holdings’ leases, which excludes Newark lease costs after August 22, 2022. In fiscal 2022 and fiscal 2021, we incurred lease costs of $2.0 million and $1.9 million, respectively, in connection with the Rafael Holdings’ leases. Lease costs incurred in connection with the Rafael Holdings’ leases are included in consolidated selling, general and administrative expense.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expense was $4.5 million, $1.9 million, and $1.5 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

The increase in stock-based compensation expense in fiscal 2023 compared to fiscal 2022 was primarily due to the grant of deferred stock units, or DSUs, that, upon vesting, will entitle the grantees to receive shares of our Class B common stock. In the fiscal 2023, we granted an aggregate of 0.2 million DSUs to certain of our executive officers and other employees. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of our Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On May 17, 2023, the first vesting date under the program, in accordance with the program and based on certain elections made by grantees, we issued 41,945 shares of our Class B common stock for vested DSUs. Based on those elections, vesting for 31,909 DSUs was delayed until February 21, 2024. Subject to continued full time employment or other service to us, the remaining DSUs are scheduled to vest on February 21, 2024 and February 25, 2025. The grantees will have the right to elect a later vesting date no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on February 21, 2024 and any DSUs that do not vest based on the grantee’s election, will be eligible to vest on February 25, 2025. We estimated that the fair value of the DSUs on the date of grants was an aggregate of $5.4 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. We used a risk neutral Monte Carlo simulation method in our valuation of the DSUs, which simulated the range of possible future values of our Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $27.21. At July 31, 2023, there was $2.3 million of total unrecognized compensation cost related to non-vested DSUs.

The increase in stock-based compensation expense in fiscal 2022 compared to fiscal 2021 was primarily due to expense related to the grant in February 2022 of restricted shares of NRS’ Class B common stock to certain of our employees for which we recorded stock-based compensation expense of $1.2 million, partially offset by reductions in expense for deferred stock units granted in June 2019.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. At July 31, 2023, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $2.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

(in millions)				2023 change from 2022		2022 change from 2021
Year ended July 31	2023	2022	2021	$	%	$	%
Income from operations	$60.7	$60.1	$57.0	$0.6	1.1%	$3.1	5.4%
Interest income, net	3.2	0.2	0.3	3.0	nm	(0.1)	(54.1)
Other (expense) income, net	(3.1)	(25.4)	7.9	22.3	87.8	(33.3)	(420.3)
(Provision for) benefit from income taxes	(16.4)	(5.9)	31.7	(10.5)	(179.7)	(37.6)	(118.6)
Net income	44.4	29.0	96.9	15.4	53.0	(67.9)	(70.1)
Net income attributable to noncontrolling interests	(3.9)	(2.0)	(0.4)	(1.9)	(96.0)	(1.6)	(375.2)
Net income attributable to IDT Corporation	$40.5	$27.0	$96.5	$13.5	49.8%	$(69.5)	(72.0)%

nm—not meaningful

Other (Expense) Income, net. Other (expense) income, net consists of the following:

(in millions) Year ended July 31	2023	2022	2021
Foreign currency transaction gains (losses)	$3.3	$(1.7)	$1.0
Equity in net loss of investee	(3.1)	(3.0)	(1.1)
(Losses) gains on investments	(2.6)	(19.3)	8.8
Other	(0.7)	(1.4)	(0.8)
TOTAL	$(3.1)	$(25.4)	$7.9

As of February 2, 2021, we have an investment in convertible preferred stock of a communications company (the equity method investee, or EMI). Our initial investment represented 23.95% of the outstanding shares of the EMI on an as converted basis, and on August 10, 2021, our investment increased to 26.57% of the outstanding shares of the EMI on an as converted basis. On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Each of the EMI’s shareholders agreed to purchase additional shares of the EMI’s convertible preferred stock through May 31, 2023. Following the merger, the conversion of our notes receivable into EMI shares described below under Liquidity and Capital Resources, Investing Activities, and the purchases of the additional EMI’s shares, our ownership interest increased to 33.3% of the EMI’s outstanding shares. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but we do not have a controlling interest. We determined that on the dates of the acquisitions, there were difference between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in net loss of investee” also includes the amortization of the equity method basis difference.

The net losses on investments in fiscal 2023 included an unrealized loss of $7,000 on shares of Rafael Holdings’ Class B common stock. The net losses on investments in fiscal 2022 included an unrealized loss of $14.1 million on shares of Rafael Holdings’ Class B common stock. The net gains on investments in fiscal 2021 included an unrealized gain of $8.3 million on shares of Rafael Holdings’ Class B common stock.

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

The change in income tax expense in fiscal 2023 and fiscal 2022 compared to the prior fiscal year, excluding the benefit from the valuation allowance released in fiscal 2021, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in fiscal 2023 compared to fiscal 2022 was primarily due to increases in the net income of NRS and our VIE, as well as a reduction in the net loss of net2phone 2.0. The change in the net income attributable to noncontrolling interests in fiscal 2022 compared to fiscal 2021 was primarily due to increases in the net income of NRS and our VIE, partially offset by an increase in the net loss of net2phone 2.0.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this Annual Report, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2023 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2024.

At July 31, 2023, we had cash, cash equivalents, debt securities, and current equity investments of $152.2 million and working capital (current assets in excess of current liabilities) of $93.0 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At July 31, 2023, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $20.6 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at July 31, 2023:

Payments due by period (in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$10.8	$10.8	$—	$—	$—
Connectivity obligations under service agreements	0.6	0.1	0.5	—	—
Operating leases including short-term leases	7.0	3.6	3.0	0.4	—
TOTAL(1)	$18.4	$14.5	$3.5	$0.4	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $27.1 million in performance bonds, and up to $9.0 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

(in millions) Year ended July 31	2023	2022	2021
Cash flows provided by (used in):
Operating activities	$54.1	$29.4	$66.6
Investing activities	(33.4)	(33.8)	(44.1)
Financing activities	(15.8)	(15.6)	(4.5)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4.4	(17.4)	7.7
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$9.3	$(37.4)	$25.7

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable decreased to $37.7 million at July 31, 2023 from $44.9 million at July 31, 2022 primarily due to collections in fiscal 2023 that were greater than amounts billed during fiscal 2023. Gross trade accounts receivable increased to $44.9 million at July 31, 2022 from $39.0 million at July 31, 2021 primarily due to amounts billed during fiscal 2022 that were greater than collections in fiscal 2022.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $35.3 million at July 31, 2023 from $36.5 million at July 31, 2022 and $42.3 million at July 31, 2021 due to decreases in the BOSS Revolution Calling and IDT Digital Payments deferred revenue balances.

Customer deposit liabilities at IDTFS increased to $86.5 million at July 31, 2023 from $85.8 million at July 31, 2022 and decreased from $115.5 million at July 31, 2021. Our restricted cash and cash equivalents included $87.3 million, $86.6 million, and $115.8 million at July 31, 2023, 2022, and 2021, respectively, held by the bank.

Beginning in June 2019, as part of a commercial resolution, we indemnified one of our cable telephony customers related to patent infringement claims brought against the customer. On May 8, 2023, we and the customer agreed to a release from the indemnification agreement in exchange for $3.9 million, of which $1.9 million was paid on May 10, 2023, and the remainder will be paid in five monthly invoice deductions of $0.4 million each.

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

As discussed in Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) have been named in a class action on behalf of the stockholders of our former subsidiary, Straight Path. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Investing Activities

Our capital expenditures were $22.0 million in fiscal 2023, $21.9 million in fiscal 2022, and $16.8 million in fiscal 2021. We currently anticipate that total capital expenditures in fiscal 2024 will be $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

On March 3, 2022, net2phone 2.0 purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. for cash of $7.1 million, net of cash acquired. We also recorded an aggregate of $4.5 million for the estimated fair value of future payments subject to holdback and contingent consideration. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and use the trade name Integra. The purchase price also included 27,765 shares of our Class B common stock with a value of $1.0 million that were issued at closing. The potential future payments were an aggregate of up to $3.3 million, half of which was paid in fiscal 2023 at the end of 12 months after closing and the remainder will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any. The contingent consideration is an aggregate of up to $3.5 million based on annual cumulative incremental recurring seat revenue of the net2phone segment over a four-year period, payable in cash and/or equity at net2phone 2.0’s discretion.

On March 1, 2022, our subsidiary, IDT International Telecom, Inc., or IDTIT, purchased all of the outstanding shares of Leaf for cash of $0.3 million, net of cash acquired. We also recorded $3.3 million for the estimated fair value of contingent consideration. The contingent consideration was an aggregate of up to $5.5 million based on annual gross profit over a five-year period. In fiscal 2023, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recorded a gain of $1.6 million on the write-off of this contingent consideration payment obligation, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income.

On December 3, 2020, IDTIT acquired 51% of the issued shares of Sochitel for $2.4 million, net of cash acquired. We also recorded $0.4 million for the estimated fair value of contingent consideration. In fiscal 2023, we paid contingent consideration of $0.5 million and recorded an expense of $0.1 million, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income. Pursuant to a Put/Call Option Agreement related to the 5% of the issued shares of Sochitel that the seller did not initially sell to IDTIT, or the Option Shares, the seller exercised its option and on March 22, 2021, IDTIT purchased the Option Shares for $0.3 million. On June 15, 2021, IDTIT purchased 19% of Sochitel’s issued shares from the remaining noncontrolling interest holder for $1.0 million. We also recorded $0.2 million for the estimated fair value of contingent consideration. In fiscal 2023, we paid contingent consideration of $0.3 million and recorded an expense of $0.1 million, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income.

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

On February 2, 2021, we paid $4.0 million to purchase shares of the EMI’s convertible preferred stock, and on August 10, 2021, we paid $1.1 million to purchase additional shares of the EMI’s convertible preferred stock. The initial shares purchased represented 23.95% of the outstanding shares of the EMI on an as converted basis. The subsequent purchases increased our ownership to 26.57% on an as converted basis. On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, among other things, the notes receivable from the EMI that we held with an aggregate principal and accrued interest of $4.0 million were converted into shares of the subsidiary’s Series A Convertible Preferred Stock, or EMI Preferred Stock. In addition, each of the EMI’s shareholders agreed to purchase additional shares of EMI Preferred Stock, for which we paid $0.9 million in fiscal 2023 to purchase the additional shares. Following the merger, the conversions, and the purchases of additional shares of EMI Preferred Stock, the Company’s ownership increased to 33.3% of the EMI’s outstanding shares. As of July 27, 2023, the EMI’s shareholders including us agreed to purchase additional shares of EMI Preferred Stock. We subscribed to purchase additional shares for an aggregate of $1.0 million. In the first quarter of fiscal 2024 through October 11, 2023, the Company paid $0.7 million to purchase the shares.

Purchases of debt securities and equity investments were $59.9 million, $24.5 million, and $43.2 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $49.2 million, $21.2 million, and $26.2 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

Financing Activities

We distributed cash of $0.3 million, $0.5 million, and $0.8 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, to the noncontrolling interests in certain of our subsidiaries.

In fiscal 2023, fiscal 2022, and fiscal 2021, we received proceeds from financing-related other liabilities of $0.3 million, $2.3 million, and $0.7 million, respectively.

In fiscal 2023, fiscal 2022, and fiscal 2021, we repaid financing-related other liabilities of $2.0 million, $1.3 million, and $0.1 million, respectively.

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

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2023 and 2022, there were no amounts outstanding under this facility. In fiscal 2023 and fiscal 2022, IDT Telecom borrowed and repaid an aggregate of $27.4 million and $2.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2023, IDT Telecom was in compliance with all of the covenants. In the first quarter of fiscal 2024, we borrowed and repaid $25.0 million under the facility.

In fiscal 2023, fiscal 2022, and fiscal 2021, we received cash from the exercise of stock options of $0.2 million, $0.1 million, and $0.7 million, respectively, for which we issued 12,500; 10,000; and 81,041 shares, respectively, of our Class B common stock. In addition, in April 2022, Howard S. Jonas exercised stock options for 1.0 million shares of our Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of our Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2023, we repurchased 511,546 shares of Class B common stock for an aggregate purchase price of $13.1 million. In fiscal 2022, we repurchased 554,744 shares of Class B common stock for an aggregate purchase price of $13.4 million. In fiscal 2021, we repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At July 31, 2023, 4.7 million shares remained available for repurchase under the stock repurchase program.

In the first quarter of fiscal 2024 through October 11, 2023, we repurchased 124,530 shares of Class B common stock for an aggregate purchase price of $2.8 million.

In fiscal 2023, fiscal 2022, and fiscal 2021, we paid $0.8 million, $9.0 million, and $1.3 million, respectively, to repurchase 28,227; 200,438; and 109,381 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of deferred stock units, and the lapsing of restrictions on restricted stock. In addition, in April 2022, Mr. Jonas tendered 137,364 shares of our Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

We are considering spin-offs and other potential dispositions of certain of our subsidiaries. Some of the transactions under consideration are in early stages and others are more advanced. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. There is no assurance that any of these transactions will be completed.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Foreign Currency Risk

Revenues from our international operations were 28%, 29%, and 22% of our consolidated revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. On February 1, 2021, we restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the United States to the United Kingdom. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At July 31, 2023 and 2022, the value of our debt and equity security holdings was an aggregate of $58.5 million and $46.8 million, respectively, which represented 11% and 9% of our total assets at July 31, 2023 and 2022, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2023.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2023. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2023 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2023, and our report dated October 16, 2023 expressed an unqualified opinion on those financial statements.

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

October 16, 2023

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2023, and which is incorporated by reference herein.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Eighth Amended and Restated By-laws of the Registrant.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(4)	Fifth Amended and Restated Employment Agreement, dated December 16, 2020, between the Registrant and Howard S. Jonas.

10.02(5)	2005 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(6)	2015 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.04(7)	Employment Agreement, dated January 12, 2015, between IDT Telecom and Bill Pereira.

10.05(8)	Agreement, dated December 5, 2017, between IDT Corporation, Bill Pereira and IDT Telecom.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2022.

(3)	Incorporated by reference to Form 10-K/A, filed December 22, 2020.

(4)	Incorporated by reference to Form 8-K, filed December 22, 2020.

(5)	Incorporated by reference to Schedule 14A, filed November 5, 2013.

(6)	Incorporated by reference to Form S-8, filed October 14, 2021.

(7)	Incorporated by reference to Form 8-K, filed January 14, 2015.

(8)	Incorporated by reference to Form 8-K, filed December 5, 2017.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas Chief Executive Officer

Date: October 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 16, 2023
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	October 16, 2023
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 16, 2023
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 16, 2023
Howard S. Jonas

/s/ Liora Stein	Director	October 16, 2023
Liora Stein

/s/ Michael Chenkin	Director	October 16, 2023
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 16, 2023
Eric F. Cosentino

/s/ Judah Schorr	Director	October 16, 2023
Judah Schorr

IDT Corporation

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 16, 2023 expressed an unqualified opinion.

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

New York, New York

October 16, 2023

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except per share data)	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,637	$98,352
Restricted cash and cash equivalents	95,186	91,210
Debt securities	42,414	22,303
Equity investments	6,198	17,091
Trade accounts receivable, net of allowance for doubtful accounts of $5,642 and $5,328 at July 31, 2023 and 2022, respectively	32,092	39,525
Settlement assets, net of reserve of $1,143 and $554 at July 31, 2023 and 2022, respectively	32,396	31,938
Disbursement prefunding	30,113	21,057
Prepaid expenses	16,638	17,526
Other current assets	28,394	23,625
TOTAL CURRENT ASSETS	387,068	362,627
Property, plant, and equipment, net	38,655	36,866
Goodwill	26,457	26,380
Other intangibles, net	8,196	9,609
Equity investments	9,874	7,426
Operating lease right-of-use assets	5,540	7,210
Deferred income tax assets, net	24,101	36,701
Other assets	10,919	10,275
TOTAL ASSETS	$510,810	$497,094
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$22,231	$28,543
Accrued expenses	110,796	117,109
Deferred revenue	35,343	36,531
Customer deposits	86,481	85,764
Settlement liabilities	21,495	17,659
Other current liabilities	17,761	19,466
TOTAL CURRENT LIABILITIES	294,107	305,072
Operating lease liabilities	2,881	4,606
Other liabilities	3,354	6,588
TOTAL LIABILITIES	300,342	316,266
Commitments and contingencies
Redeemable noncontrolling interest	10,472	10,191
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2023 and 2022	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,851 and 27,725 shares issued and 23,699 and 24,112 shares outstanding at July 31, 2023 and 2022, respectively	279	277
Additional paid-in capital	301,408	296,005
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,152 and 3,613 shares of Class B common stock at July 31, 2023 and 2022, respectively	(115,461)	(101,565)
Accumulated other comprehensive loss	(17,192)	(11,305)
Retained earnings (accumulated deficit)	24,662	(15,830)
Total IDT Corporation stockholders’ equity	193,729	167,615
Noncontrolling interests	6,267	3,022
TOTAL EQUITY	199,996	170,637
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$510,810	$497,094

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2023	2022	2021
REVENUES	$1,238,854	$1,364,057	$1,446,990
COSTS AND EXPENSES:
Direct cost of revenues (exclusive of depreciation and amortization)	875,734	1,034,430	1,154,048
Selling, general and administrative (i)	276,891	250,481	218,467
Depreciation and amortization	20,136	18,115	17,764
Severance	935	116	452
TOTAL COSTS AND EXPENSES	1,173,696	1,303,142	1,390,731
Other operating (expense) gain, net (see Note 14)	(4,415)	(826)	731
Income from operations	60,743	60,089	56,990
Interest income, net	3,147	146	318
Other (expense) income, net	(3,083)	(25,352)	7,916
Income before income taxes	60,807	34,883	65,224
(Provision for) benefit from income taxes	(16,441)	(5,878)	31,667
NET INCOME	44,366	29,005	96,891
Net income attributable to noncontrolling interests	(3,874)	(1,977)	(416)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$40,492	$27,028	$96,475

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$1.59	$1.05	$3.78
Diluted	$1.58	$1.03	$3.70

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,517	25,791	25,495
Diluted	25,577	26,356	26,053

(i) Stock-based compensation included in selling, general and administrative expense	$4,518	$1,930	$1,490

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2023	2022	2021
NET INCOME	$44,366	$29,005	$96,891
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	(99)	(537)	(51)
Foreign currency translation adjustments	(5,788)	(585)	(2,722)
Other comprehensive loss	(5,887)	(1,122)	(2,773)
COMPREHENSIVE INCOME	38,479	27,883	94,118
Comprehensive income attributable to noncontrolling interests	(3,874)	(1,977)	(416)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$34,605	$25,906	$93,702

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JULY 31, 2020	3,272	$33	25,961	$260	$277,443	$(56,221)	$(7,410)	$(139,333)	$(3,633)	$71,139
Exercise of stock options	—	—	81	1	686	—	—	—	—	687
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(2,849)	—	—	—	(2,849)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,343)	—	—	—	(1,343)
Stock issued for matching contributions to the 401(k) Plan	—	—	36	—	1,042	—	—	—	—	1,042
Grant of restricted equity in subsidiary	—	—	—	—	(2,361)	—	—	—	2,361	—
Business acquisition	—	—	—	—	(276)	—	—	—	945	669
Acquisition of interest in variable interest entity	—	—	—	—	—	—	—	—	2,509	2,509
Stock-based compensation	—	—	301	3	1,487	—	—	—	—	1,490
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(848)	(848)
Other comprehensive loss	—	—	—	—	—	—	(2,773)	—	—	(2,773)
Net income for the year ended July 31, 2021	—	—	—	—	—	—	—	96,475	416	96,891
BALANCE AT JULY 31, 2021	3,272	33	26,379	264	278,021	(60,413)	(10,183)	(42,858)	1,750	166,614
Exercise of stock options by Howard S. Jonas	—	—	1,000	10	14,920	(18,788)	—	—	—	(3,858)
Exercise of stock options	—	—	10	—	137	—	—	—	—	137
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(13,390)	—	—	—	(13,390)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(8,974)	—	—	—	(8,974)
Business acquisition	—	—	28	—	1,000	—	—	—	—	1,000
Stock-based compensation	—	—	308	3	1,927	—	—	—	—	1,930
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(514)	(514)
Other comprehensive loss	—	—	—	—	—	—	(1,122)	—	—	(1,122)
Net income for the year ended July 31, 2022	—	—	—	—	—	—	—	27,028	1,786	28,814
BALANCE AT JULY 31, 2022	3,272	33	27,725	277	296,005	(101,565)	(11,305)	(15,830)	3,022	170,637
Exercise of stock options	—	—	13	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(13,082)	—	—	—	(13,082)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(814)	—	—	—	(814)
Stock issued to certain executive officers for bonus payments	—	—	25	1	614	—	—	—	—	615
Business acquisition	—	—	3	—	100	—	—	—	—	100
Stock-based compensation	—	—	85	1	4,517	—	—	—	—	4,518
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(348)	(348)
Other comprehensive loss	—	—	—	—	—	—	(5,887)	—	—	(5,887)
Net income for the year ended July 31, 2023	—	—	—	—	—	—	—	40,492	3,593	44,085
BALANCE AT JULY 31, 2023	3,272	$33	27,851	$279	$301,408	$(115,461)	$(17,192)	$24,662	$6,267	$199,996

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2023	2022	2021
OPERATING ACTIVITIES
Net income	$44,366	$29,005	$96,891
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,136	18,115	17,764
Deferred income taxes	12,601	4,801	(32,793)
Provision for doubtful accounts receivable and reserve for settlement assets	2,198	2,330	1,782
Net unrealized loss (gain) from marketable securities	3,368	18,960	(3,262)
Stock-based compensation	4,518	1,930	1,490
Other	3,175	3,379	(4,096)
Changes in assets and liabilities:
Trade accounts receivable	4,726	(8,279)	977
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	(17,503)	(21,046)	(6,952)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(17,216)	(1,110)	(264)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(4,200)	(15,966)	(6,906)
Deferred revenue	(2,029)	(2,712)	1,989
Net cash provided by operating activities	54,140	29,407	66,620
INVESTING ACTIVITIES
Capital expenditures	(21,958)	(21,879)	(16,765)
Payments for acquisitions, net of cash acquired	—	(7,552)	(3,673)
Cash acquired from acquisition of interest in variable interest entity	—	—	3,336
Purchase of Rafael Holdings, Inc. Class B common stock and warrant	—	—	(5,000)
Exercise of warrant to purchase shares of Rafael Holdings, Inc. Class B common stock	—	—	(1,000)
Purchase of convertible preferred stock in equity method investment	(840)	(1,051)	(4,000)
Purchases of debt securities and equity investments	(59,872)	(24,454)	(43,187)
Proceeds from maturities and sales of debt securities and redemption of equity investments	49,211	21,157	26,230
Net cash used in investing activities	(33,459)	(33,779)	(44,059)
FINANCING ACTIVITIES
Distributions to noncontrolling interests	(348)	(514)	(848)
Payment for acquisition of warrant in variable interest entity	—	—	(791)
Proceeds from other liabilities	300	2,301	729
Repayment of other liabilities	(2,037)	(1,319)	(108)
Proceeds from sale of redeemable equity in subsidiary	—	10,000	—
Proceeds from borrowings under revolving credit facility	27,383	2,566	—
Repayments of borrowings under revolving credit facility	(27,383)	(2,566)	—
Proceeds from exercise of stock options	172	137	687
Repurchases of Class B common stock	(13,896)	(26,222)	(4,192)
Net cash used in financing activities	(15,809)	(15,617)	(4,523)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	4,389	(17,365)	7,656
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	9,261	(37,354)	25,694
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	189,562	226,916	201,222
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$198,823	$189,562	$226,916
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$536	$461	$486
Cash payments made for income taxes	$777	$109	$193
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of equity method investment’s secured promissory notes into convertible preferred stock	$4,038	$—	$—
Stock issued to certain executive officers for bonus payments	$615	$—	$—
Liabilities incurred for acquisitions	$—	$7,849	$628
Shares of the Company’s Class B common stock issued for acquisition	$100	$1,000	$—
Cashless exercise of stock options in exchange for shares of the Company’s Class B common stock	$—	$14,930	$—
Stock issued for matching contributions to the 401(k) Plan	$—	$—	$1,042

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (the “Company”) is a provider of point-of-sale (“POS”) terminal-based solutions, international money remittance and other financial technology, or fintech businesses, cloud communications, and traditional communications services. The Company has four reportable business segments, National Retail Solutions (“NRS”), Fintech, net2phone, and Traditional Communications.

As of July 31, 2023, the Company owned 90.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 80.0% of the outstanding shares of NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met and other assumptions, the Company would own 85.8% of net2phone 2.0 and 77.7% of NRS.

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

Reclassifications

Certain prior year amounts were reclassified to conform to the current year’s presentation:

In the consolidated balance sheet, $25.3 million previously included in “Trade accounts receivable,” $0.5 million previously included in “Allowance for doubtful accounts,” and $7.1 million previously included in “Other current assets” at July 31, 2022 was reclassified to “Settlement assets”;

In the consolidated balance sheet, $0.6 million previously included in “Trade accounts payable,” and $17.1 million previously included in “Other current liabilities” at July 31, 2022 was reclassified to “Settlement liabilities”; and

In the consolidated statements of cash flows, cash used for “Trade accounts receivable” in the years ended July 31, 2022 and 2021 of $13.0 million and $4.7 million, respectively, was reclassified to cash used for “Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets”.

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

Revenue Recognition

The Company recognizes revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services, in accordance with a five-step process as follows: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the Company satisfies a performance obligation.

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

Debt Securities

The Company’s investments in debt securities are classified as “available-for-sale.” Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains and losses (net of income taxes) that are considered temporary in nature recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of debt securities. The Company periodically evaluates its investments in debt securities for impairment due to declines in market value considered to be other than temporary. Such impairment evaluations include, in addition to persistent, declining market prices, general economic and Company-specific evaluations. If the Company determined that a decline in market value was other than temporary, then a charge to operations was recorded in “Other (expense) income, net” in the accompanying consolidated statements of income and a new cost basis in the investment was established.

On August 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changed the impairment model for most financial assets and certain other instruments. For receivables, loans and other instruments, entities are required to use a new forward-looking current expected credit loss model that generally will result in the earlier recognition of allowance for losses. For available-for-sale debt securities with unrealized losses, the concept of “other-than-temporary” impairment was replaced by a determination whether any impairment is a result of a credit loss or other factors. The portion of the unrealized loss that is the result of a credit loss will be recognized as an allowance and a corresponding expense recorded in “Other (expense) income, net” in the consolidated statement of income. Unrealized loss that is not the result of a credit loss will be recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. In addition, an entity is required to disclose significantly more information about allowances, credit quality indicators, and past due securities. The new provisions will be applied as a cumulative-effect adjustment to retained earnings as of August 1, 2023. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

Settlement Assets and Settlement Liabilities

Settlement assets represent funds to be received for unsettled international money remittance and related value/payment transfer services. The receivables are due from financial institutions and agents for payment instruments sold and amounts advanced by the Company to certain agents for operational and local regulatory purposes. These receivables are outstanding from the day of the sale of the payment instrument until the financial institution or agent remits the funds to the Company. The Company provides an allowance for the portion of the receivable estimated to become uncollectible based on its history of collection experience, known collection issues, consumer credit card chargebacks and insufficient funds, and other matters the Company identifies in its routine collection monitoring.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Settlement liabilities represent obligations relating to amounts payable under international money remittance and related value/payment transfer services. These obligations are recognized by the Company at the time the underlying transaction occurs. The Company records corresponding settlement assets for the funds to be received.

Disbursement Prefunding

The Company maintains relationships with disbursement partners in various countries for its BOSS Money and IDT Digital Payments (formerly Mobile Top-Up) services. The Company maintains prefunding balances with these disbursement partners, so they can satisfy the Company’s customer liabilities. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.

Inventory

Inventory consists of NRS’ POS terminals that it sells to retailers. Inventory is measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Property, Plant, and Equipment and Intangible Assets

Equipment, computer software, and furniture and fixtures are recorded at cost and are depreciated on a straight-line basis over their estimated useful lives, which are as follows: equipment—5 and 7 years; computer software—3 years; and furniture and fixtures—5 years. Leasehold improvements are recorded at cost and are depreciated on a straight-line basis over the term of their lease or their estimated useful lives, whichever is shorter.

Non-compete agreements, customer relationships, and tradenames are amortized over their estimated useful lives (see Notes 6 and 12).

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

When performing its quantitative annual, or interim, goodwill impairment test the Company compares the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expense in the period in which it is incurred. In fiscal 2023, fiscal 2022, and fiscal 2021, advertising expense was $17.9 million, $17.0 million, and $15.3 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are charged to expense in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2023, fiscal 2022, and fiscal 2021 was $13.2 million, $12.2 million, and $12.6 million, respectively. Unamortized capitalized internal use software costs at July 31, 2023 and 2022 were $18.8 million and $18.7 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expense as these costs are incurred.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2023	2022	2021
Basic weighted-average number of shares	25,517	25,791	25,495
Effect of dilutive securities:
Stock options	9	434	229
Non-vested restricted Class B common stock	51	131	329
Diluted weighted-average number of shares	25,577	26,356	26,053

The following outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the Company’s stock during the period:

Year ended July 31 (in thousands)	2023	2022	2021
Shares excluded from the calculation of diluted earnings per share	—	—	535

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

Concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2023, fiscal 2022 or fiscal 2021. However, the Company’s five largest customers collectively accounted for 10.8%, 12.5%, and 14.5% of its consolidated revenues in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The Company’s customers with the five largest receivable balances collectively accounted for 16.7% and 27.1% of the consolidated gross trade accounts receivable at July 31, 2023 and 2022, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers. In addition, the Company attempts to mitigate the credit risk related to specific IDT Global customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from IDT Global customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

Allowance for Doubtful Accounts

The Company estimated the balance of its allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. The Company’s estimates included separately providing for customer receivables based on specific circumstances and credit conditions, and when it was deemed probable that the balance was uncollectible. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective with the adoption of ASU 2016-13 on August 1, 2023, the Company will record an expense based on a forward-looking current expected credit loss model to maintain an allowance for credit losses. When determining the allowance for trade accounts receivable, the Company will consider the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company will also consider future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks will be assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

The changes in the allowance and reserves deducted from asset accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2023
Deducted from asset accounts:
Allowance for doubtful accounts	$5,328	$1,578	$(1,264)	$5,642
Reserve for losses on settlement assets	554	620	(31)	1,143
Total	$5,882	$2,198	$(1,295)	$6,785
2022
Deducted from asset accounts:
Allowance for doubtful accounts	$4,129	$1,982	$(783)	$5,328
Reserve for losses on settlement assets	309	348	(103)	554
Total	$4,438	$2,330	$(886)	$5,882
2021
Deducted from asset accounts:
Allowance for doubtful accounts	$5,540	$1,765	$(3,176)	$4,129
Reserve for losses on settlement assets	545	17	(253)	309
Total	$6,085	$1,782	$(3,429)	$4,438

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Leases

The Company determines whether an arrangement is a lease at the inception of the arrangement based on the terms and conditions in the contract. A contract contains a lease if there is an identified asset which the Company has the right to control. The Company records a right-of-use (“ROU”) asset and a lease liability on the balance sheet on the lease commencement date for all leases with terms longer than 12 months. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The ROU asset and lease liability are recorded based on the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using the incremental borrowing rate based on the rate of interest that the Company would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term. The Company recognizes lease cost for its leases on a straight-line basis over the lease term.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recently Issued Accounting Standard Not Yet Adopted

In June 2022, the Financial Accounting Standards Board issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. The Company will adopt the amendments in this ASU prospectively on August 1, 2024. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

Note 2—Business Segment Information

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

The NRS segment is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

The Fintech segment is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation (“Leaf”), a provider of digital wallet services in emerging markets, a variable interest entity that operates money transfer businesses, and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

The net2phone segment is comprised of net2phone’s cloud communications and contact center offerings.

The Traditional Communications segment includes IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

As of August 1, 2022, the Company revised its reportable business segments primarily to reflect the growth of its financial technology businesses and their increased contributions to the Company’s consolidated results. The Company’s four reportable business segments reflect management’s current approach to analyzing results, its resource allocation strategy, and its assessment of business performance. The NRS segment was previously included in the Company’s Fintech segment. In addition, certain lines of business were reclassified to the Fintech segment from the Traditional Communications segment. Comparative segment information has been reclassified and restated in all periods to conform to the current period presentation.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Operating results for the business segments of the Company were as follows:

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Corporate	Total
Year ended July 31, 2023
Revenues	$86,610	$77,115	$72,388	$1,002,741	$—	$1,238,854
(Loss) income from operations	(2,533)	14,400	(2,755)	61,288	(9,657)	60,743
Depreciation and amortization	(2,683)	(2,363)	(5,608)	(9,428)	(54)	(20,136)
Year ended July 31, 2022
Revenues	$64,593	$51,299	$58,185	$1,189,980	$—	$1,364,057
(Loss) income from operations	(6,887)	11,208	(11,132)	75,826	(8,926)	60,089
Depreciation and amortization	(2,231)	(906)	(5,374)	(9,527)	(77)	(18,115)
Year ended July 31, 2021
Revenues	$57,620	$24,748	$44,502	$1,320,120	$—	$1,446,990
(Loss) income from operations	(1,947)	(252)	(15,460)	82,042	(7,393)	56,990
Depreciation and amortization	(1,515)	(519)	(5,053)	(10,601)	(76)	(17,764)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets service multiple segments and the Company does not track such assets separately by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Other Countries	Total
July 31, 2023
Long-lived assets, net	$25,854	$12,801	$38,655
Total assets	267,746	243,064	510,810
July 31, 2022
Long-lived assets, net	$22,732	$14,134	$36,866
Total assets	254,839	242,255	497,094

Note 3—Revenue Recognition

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. BOSS Money and NRS’ revenues are primarily recognized at a point in time, and net2phone’s revenue is mainly recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from IDT Digital Payments, BOSS Revolution Calling, and IDT Global. IDT Digital Payments and BOSS Revolution Calling are sold direct-to-consumer and through distributors and retailers.

IDT Digital Payments

IDT Digital Payments is sold direct-to-consumer and through distributors and retailers in the same manner as BOSS Revolution Calling (see below). The Company does not terminate the minutes in its IDT Digital Payments transactions. The Company’s performance obligation is to recharge (top-up) the airtime balance of a mobile account on behalf of the Company’s customer. The Company has contracts with various mobile operators or aggregators to provide the IDT Digital Payments service. The Company determined that it is the principal in primarily all its IDT Digital Payments transactions as the Company controls the service to top-up a mobile account on behalf of the Company’s customer. However, for the portion of its IDT Digital Payments business where the Company has no customer service responsibilities, no inventory risk, and does not establish the price, the Company determined that, as the Company is not considered to control the arrangement, it acts as an agent of the mobile operators. The Company records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The transfer of control happens at the point in time that the airtime is recharged, which is when the Company has a right to payment and the customer has accepted the service. Accordingly, the performance obligation is satisfied and revenue is recognized when the recharge of the mobile account occurs.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BOSS Revolution Calling direct-to-consumer

BOSS Revolution Calling direct-to-consumer is offered on a pay-as-you-go basis or in unlimited plans. The customer prepays for service in both cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute and includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand-ready obligation to provide service over time for an agreed upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable at the request of the customer up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term of the plan, the Company recognizes revenue over a period of time as the service is rendered. The Company uses an output method as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

BOSS Revolution Calling sold through distributors and retailers

BOSS Revolution Calling sold through distributors and retailers is the same service as BOSS Revolution Calling sold direct-to-consumer. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors, net of discounts, is less than the end user rate for BOSS Revolution Calling minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell BOSS Revolution Calling on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive initial commissions upon sale to end users, and renewal commissions when certain end users subsequently purchase minutes directly from the Company. Initial and renewal commission payments are accounted for as a reduction of the transaction price over time as the end user uses the service.

IDT Global

IDT Global services are offered to both postpaid and prepaid customers. Postpaid customers are billed in arrears and typically consist of credit-worthy companies such as Tier 1 carriers and mobile network operators. Prepaid customers are typically smaller communications companies and independent call aggregators. There is no performance obligation until the transport and termination of international long-distance calls commences. The initial contract durations range from six months to one year, and generally have successive extensions. During the initial term, the contract can only be terminated in certain instances (such as bankruptcy of either party, damage to the other party’s network, fraud, or breach of contract). However, no penalties are applied if the agreement is terminated in the initial term. After the initial term has expired, either party may terminate the agreement with notice of 30 days to 60 days depending on the agreement. The term of the contract is essentially minute-to-minute as there is no penalty for an early termination and no obligation to send traffic.

Each iteration is a separate optional purchase that occurs over the contract duration (that is, minute-by-minute). The satisfaction of the performance obligation is occurring at a point in time (as the minutes are transferred) because the provision of the service and the satisfaction of the performance obligation are essentially occurring simultaneously. Revenue is recognized at the point in time upon delivery of the service.

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

National Retail Solutions

NRS earns revenue from (1) the sale of POS terminals to retailers, (2) a monthly recurring charge for its software license, software upgrades, and help desk support (collectively, the “Software services”), (3) fees for advertising on the POS terminals, (4) sales of the data collected by the POS terminals to data aggregators and others, and (5) merchant services’ commissions for the processing of credit and debit card transactions on the POS terminals.

NRS sells its POS terminals to retailers. The terminals include, at the retailer’s option, a cash register, a barcode scanner, retailer and customer-facing hi-definition screens, a receipt printer, and a credit card reader. The arrangement with the customer includes the equipment sale including embedded POS software, as well as the Software services. Each hardware component and the Software services is a separate performance obligation because each is a distinct good or service that can be obtained from alternate providers. The transaction price is allocated to each performance obligation based on the relative standalone selling price (“SSP”). The SSP reflects the amount the Company would charge for each performance obligation if it were sold separately in a standalone sale to similar customers in similar circumstances. The SSP for POS terminals is generally estimated using the residual approach. Equipment revenue is recognized at the point in time when the customer has physical possession of the POS terminal, which is when the customer can use the POS terminal and embedded software and has the risks and rewards of ownership. Revenue from the Software services is recognized ratably over the term of the contract because satisfaction of the performance obligation and the customer’s use of the service occur evenly over the term.

NRS sells advertising on the POS terminal’s high-definition screens through internal sales agents, third-party brokers, and real-time auctions on exchange platforms known as programmatic advertising. For advertising sold through its agents or a broker, as well as for a portion of its programmatic advertising, NRS is the principal because it is responsible for performing the service by delivering advertisements according to the customer’s requirements. For the portion of its programmatic advertising where NRS does not control the ad space before it is provided to the customer, NRS acts as an agent of the advertising exchange. NRS records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The performance obligation is satisfied, and revenue is recognized during the period of time when the advertisement is broadcast on the POS terminal.

NRS captures targeted, daily data from the POS terminals that it sells to customers. The performance obligation is the provision of a data report, generally one report per POS terminal per week, where each report is a distinct good that is not interrelated with another report. Customers purchase data reports generally for an annual fee per POS terminal. The consideration is variable because it depends on the number of POS terminals selected. The performance obligation is satisfied, and revenue is recognized, at the point in time when the customer receives a data report because the customer obtains control and has the benefit of the data. The amount recognized per report is the same for each report since each report has the same standalone value to the customer.

NRS’ merchant services, called NRS PAY, enable retailers to accept and process payments made by credit and debit cards. NRS PAY revenue is a monthly fee plus a percentage of the transaction amount plus a flat rate per transaction. There is no separate charge for the credit card reader provided to the retailers, which remains NRS’ property and must be returned upon termination of NRS PAY. Merchant services are provided as an agent of the payment processor or funding bank, therefore NRS records revenue net of the associated costs incurred. The performance obligation is satisfied, and revenue is recognized when the payment is processed.

The retailers’ use of the credit card reader is a separate performance obligation that meets the definition of a lease. The lease consideration is included in the NRS PAY monthly recurring charge. NRS accounts for the non-lease and lease components as a single performance obligation in accordance with Accounting Standards Codification Revenue from Contracts with Customers (Topic 606) (“ASC 606”) because the timing and pattern of transfer of both components is the same, and the non-lease component is the predominant component.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net2phone

net2phone earns revenue primarily through the provision of cloud communications service for businesses. The service is priced on a per-seat basis, and its subscription revenue is a monthly fee per seat. Revenue is primarily recognized over the monthly service period. Revenue from the sale of telephone equipment is recognized at a point in time when the equipment is delivered to the customer.

net2phone leases telephone equipment to certain customers, which is a separate performance obligation that meets the definition of a lease. The lease consideration is included in the monthly recurring charge. net2phone accounts for the non-lease and lease components as a single performance obligation in accordance with ASC 606 because the timing and pattern of transfer of both components is the same, and the non-lease component is the predominant component.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

Year ended July 31 (in thousands)	2023	2022	2021
BOSS Money	$76,928	$55,561	$49,322
Other	9,682	9,032	8,298
Total Fintech	86,610	64,593	57,620
National Retail Solutions	77,115	51,299	24,748
net2phone	72,388	58,185	44,502
IDT Digital Payments	417,057	473,215	461,609
BOSS Revolution Calling	322,134	387,937	455,244
IDT Global	230,281	292,337	360,996
Other	33,269	36,491	42,271
Total Traditional Communications	1,002,741	1,189,980	1,320,120
TOTAL	$1,238,854	$1,364,057	$1,446,990

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location. On February 1, 2021, the Company restructured certain operations for tax purposes resulting in the change of geographic sourcing of revenues from the United States to the United Kingdom.

(in thousands)	Fintech	National Retail Solutions	net2phone	Traditional Communications	Total
Year ended July 31, 2023
United States	$83,883	$77,115	$38,029	$693,193	$892,220
Outside the United States:
United Kingdom	—	—	—	267,697	267,697
Other	2,727	—	34,359	41,851	78,937
Total outside the United States	2,727	—	34,359	309,548	346,634
TOTAL	$86,610	$77,115	$72,388	$1,002,741	$1,238,854

Year ended July 31, 2022
United States	$62,598	$51,299	$30,283	$829,355	$973,535
Outside the United States:
United Kingdom	—	—	—	311,847	311,847
Other	1,995	—	27,902	48,778	78,675
Total outside the United States	1,995	—	27,902	360,625	390,522
TOTAL	$64,593	$51,299	$58,185	$1,189,980	$1,364,057

Year ended July 31, 2021
United States	$57,347	$24,748	$23,093	$1,025,790	$1,130,978
Outside the United States:
United Kingdom	—	—	—	241,590	241,590
Other	273	—	21,409	52,740	74,422
Total outside the United States	273	—	21,409	294,330	316,012
TOTAL	$57,620	$24,748	$44,502	$1,320,120	$1,446,990

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of July 31, 2023. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Year ending July 31:
2024	$6,608	$35,974	$42,582
2025	5,463	18,021	23,484
Thereafter	5,433	6,694	12,127
TOTAL	$17,504	$60,689	$78,193

Accounts Receivable and Contract Balances

The timing of revenue recognition may differ from the time of billing to the Company’s customers. Trade accounts receivable in the Company’s consolidated balance sheets represent unconditional rights to consideration. The Company would record a contract asset when revenue is recognized in advance of its right to bill and receive consideration. The Company has not currently identified any contract assets.

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for prepaid BOSS Revolution Calling. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”. The Company’s revenue recognized in fiscal 2023, fiscal 2022, and fiscal 2021 from amounts included in the contract liability balance at the beginning of the period was $23.5 million, $28.2 million, and $28.7 million, respectively.

The Company estimates its expected breakage revenue by revenue stream recorded each month, based on inputs and assumptions about usage of the deferred revenue balances. The Company used its historical deferred revenue usage data by revenue stream to calculate the percentage of deferred revenue by month that will become breakage. The historical data indicated that customers utilized a very high percentage of minutes purchased in the first three months. The Company periodically reviews its estimates based on updated data and adjusts the monthly estimates accordingly.

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

The Company’s deferred customer contract acquisition costs were as follows:

July 31 (in thousands)	2023	2022
Deferred customer contract acquisition costs included in “Other current assets”	$4,460	$4,085
Deferred customer contract acquisition costs included in “Other assets”	3,734	3,469
TOTAL	$8,194	$7,554

In fiscal 2023, fiscal 2022, and fiscal 2021, the Company’s amortization of deferred customer contract acquisition costs was $4.9 million, $4.4 million, and $3.6 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company leases office and parking space in a building and parking garage located at 520 Broad St, Newark, New Jersey that was previously owned by the Company’s former subsidiary, Rafael Holdings, Inc. (“Rafael”). On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. The Company’s lease in that property continues with the new owner. The Company leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company (an executive officer position) and the Chairman of the Company’s Board of Directors, is also the Chairman of the Board of Directors and Executive Chairman of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2023, fiscal 2022, and fiscal 2021, the Company incurred lease costs in connection with the Rafael leases of $0.3 million (which excludes Newark lease costs after August 22, 2022), $2.0 million, and $1.9 million, respectively. Lease costs incurred in connection with the Rafael leases is included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

Year ended July 31 (in thousands)	2023	2022	2021
Operating lease cost	$3,175	$2,901	$2,824
Short-term lease cost	1,095	1,348	620
TOTAL LEASE COST	$4,270	$4,249	$3,444

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,262	$2,857	$2,779

July 31	2023	2022
Weighted-average remaining lease term-operating leases	2.3 years	2.8 years
Weighted-average discount rate-operating leases	3.7%	3.0%

In fiscal 2023, fiscal 2022, and fiscal 2021, the Company obtained right-of-use assets of $1.8 million, $2.2 million, and $0.6 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

July 31 (in thousands)	2023	2022
Operating lease liabilities included in “Other current liabilities”	$2,861	$2,899
Operating lease liabilities included in noncurrent liabilities	2,881	4,606
TOTAL	$5,742	$7,505

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31:
2024	$3,028
2025	2,122
2026	507
2027	304
2028	48
Thereafter	—
Total lease payments	6,009
Less imputed interest	(267)
Total operating lease liabilities	$5,742

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

July 31 (in thousands)	2023	2022
Cash and cash equivalents	$103,637	$98,352
Restricted cash and cash equivalents	95,186	91,210
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$198,823	$189,562

At July 31, 2023 and 2022, restricted cash and cash equivalents included $87.3 million and $86.6 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2023 and 2022, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $20.6 million and $17.3 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

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

The purchase price consisted of: (a) cash of $7.2 million that was paid at closing, (b) 27,765 shares of the Company’s Class B common stock with a value of $1.0 million that were issued at closing, (c) $3.3 million, half of which was paid in fiscal 2023 at the end of 12 months after closing and the remainder will be paid at the end of 24 months after closing, subject to holdback for the settlement of claims against the sellers, if any, and (d) contingent consideration of up to $3.5 million based on annual cumulative incremental recurring seat revenue of the net2phone segment over a four-year period, payable in cash and/or equity at net2phone 2.0’s discretion.

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

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represented a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2023.

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

Leaf Global Fintech Corporation

On March 1, 2022, the Company’s subsidiary, IDT International Telecom, Inc. (“IDTIT”), purchased all of the outstanding shares of Leaf for up to $6.05 million. Leaf’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The purchase price was comprised of (a) $0.5 million paid in cash at the closing, (b) a working capital adjustment for a maximum of $50,000, and (c) contingent consideration of up to $5.5 million based on annual gross profit over a five-year period.

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$500
Cash acquired	(167)
Cash paid, net of cash acquired	333
Contingent consideration	3,330
Total fair value of consideration, net of cash acquired	$3,663

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represented a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022. In fiscal 2023, the Company determined that the requirements for a portion of the contingent consideration payments would not be met. The Company recorded a gain of $1.6 million on the write-off of the contingent consideration payment obligation, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income.

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

Sochitel UK Ltd.

On December 3, 2020, IDTIT acquired 51% of the issued shares of Sochitel UK Ltd. (“Sochitel”). Sochitel’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$2,732
Cash acquired	(344)
Cash paid, net of cash acquired	2,388
Contingent consideration	393
Total fair value of consideration, net of cash acquired	$2,781

The acquisition date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represented a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022. In fiscal 2023, the Company paid contingent consideration of $0.5 million and recorded an expense of $0.1 million, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income. There is no remaining contingent consideration for this acquisition.

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

On June 15, 2021, IDTIT purchased 19% of Sochitel’s issued shares from the remaining noncontrolling interest holder. The purchase price was cash of $1.0 million plus contingent consideration of up to $0.3 million. The acquisition date fair value of the contingent consideration of $0.2 million was estimated using cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represented a Level 3 measurement. The purchase of the shares resulted in a $1.0 million reduction in “Noncontrolling interests,” a $0.3 million reduction in “Additional paid-in capital,” and $0.2 million liability in the consolidated balance sheets. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022. In fiscal 2023, the Company paid contingent consideration of $0.3 million and recorded an expense of $0.1 million, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income. There is no remaining contingent consideration for this acquisition.

Note 7—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2023
Certificates of deposit*	$4,080	$—	$(4)	$4,076
U.S. Treasury bills and notes	31,186	—	(148)	31,038
Government sponsored enterprise notes	3,881	—	(8)	3,873
Corporate bonds	3,912	—	(485)	3,427
TOTAL	$43,059	$—	$(645)	$42,414
July 31, 2022
Certificates of deposit*	$2,000	$—	$(14)	$1,986
U.S. Treasury bills and notes	13,848	—	(114)	13,734
Corporate bonds	3,966	1	(416)	3,551
Municipal bonds	3,035	—	(3)	3,032
TOTAL	$22,849	$1	$(547)	$22,303

*	Each of the certificates of deposit held by the Company has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $49.2 million, $21.2 million, and $26.2 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. There were no realized gains or realized losses from sales of debt securities in fiscal 2023, fiscal 2022, and fiscal 2021.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2023 were as follows:

(in thousands)	Fair Value
Within one year	$35,176
After one year through five years	6,019
After five years through ten years	1,172
After ten years	47
TOTAL	$42,414

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2023
Certificates of deposit	$4	$3,356
U.S. Treasury bills and notes	148	31,038
Government sponsored enterprise notes	8	3,873
Corporate bonds	485	3,368
TOTAL	$645	$41,635
July 31, 2022
Certificates of deposit	$14	$1,986
U.S. Treasury bills and notes	114	13,734
Corporate bonds	416	3,514
Municipal bonds	3	2,412
TOTAL	$547	$21,646

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2023
U.S. Treasury bills and notes	$86	$816
Corporate bonds	484	3,299
TOTAL	$570	$4,115
July 31, 2022
U.S. Treasury bills and notes	$72	$892
Corporate bonds	234	1,731
TOTAL	$306	$2,623

At July 31, 2023 and 2022, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8—Equity Investments

Equity investments consist of the following:

July 31 (in thousands)	2023	2022
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2023 and 2022	$89	$117
Rafael Holdings, Inc. Class B common stock, 278,810 and 290,214 shares at July 31, 2023 and 2022, respectively	558	586
Other marketable equity securities	1,497	4,089
Fixed income mutual funds	4,054	12,299
Current equity investments	$6,198	$17,091

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,263	$1,132
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	1,230
Convertible preferred stock—equity method investment	2,784	1,001
Hedge funds	3,002	3,238
Other	2,825	825
Noncurrent equity investments	$9,874	$7,426

The Company received the shares of Zedge Inc. (“Zedge”) Class B common stock and 28,320 of the shares of Rafael Class B common stock set forth in the table above in connection with the lapsing of restrictions on Zedge and Rafael restricted stock held by certain of the Company’s employees and the Company’s payment of taxes on behalf of its employees related thereto. The Company purchased 261,894 shares of Rafael Class B common stock in fiscal 2021 (see below). The Company sold 11,404 shares of Rafael Class B common stock in November 2022. Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

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

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services received 1,830 shares of Visa Series C Preferred among other consideration. At July 31, 2020, each share of Visa Series C Preferred was convertible into 13.722 shares of Visa Class A common stock (the “Conversion Adjustment), subject to certain conditions, and will be convertible at the holder’s option beginning in June 2028. On September 24, 2020, in connection with Visa’s first mandatory release assessment, the Company received 125 shares of Visa Series A Preferred and the Conversion Adjustment for Visa Series C Preferred was reduced to 6.861. In June 2021, the 125 shares of Visa Series A Preferred were converted into 12,500 shares of Visa Class A common stock, which the Company sold for $2.9 million. On July 28, 2022, in connection with Visa’s second mandatory release assessment, the Company received 58 shares of Visa Series A Preferred and the Conversion Adjustment for Visa Series C Preferred was reduced to 3.645. In August 2022, the 58 shares of Visa Series A Preferred were converted into 5,800 shares of Visa Class A common stock, which the Company sold for $1.3 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

Year ended July 31 (in thousands)	2023	2022	2021
Balance, beginning of period	$1,501	$2,743	$4,109
Redemption for Visa mandatory release assessment	—	(1,230)	(1,870)
Purchase	—	100	—
Adjustment for observable transactions involving a similar investment from the same issuer	131	(103)	510
Redemptions	—	(9)	(6)
Impairments	—	—	—
BALANCE, END OF PERIOD	$1,632	$1,501	$2,743

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company increased or decreased the carrying value of the shares of Visa Series C Preferred it held based on the fair value of Visa Class A common stock, including a discount for lack of current marketability, which is classified as “Adjustment for observable transactions involving a similar investment from the same issuer” in the table above.

Unrealized losses and gains for all equity investments measured at fair value included the following:

Year ended July 31 (in thousands)	2023	2022	2021
Net (losses) gains recognized during the period on equity investments	$(2,613)	$(19,248)	$8,830
Less: net gains recognized during the period on equity investments sold during the period	18	10	1,090
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(2,631)	$(19,258)	$7,740

The unrealized losses and gains for all equity investments measured at fair value in the table above included the following:

Year ended July 31 (in thousands)	2023	2022	2021
Unrealized (losses) gains recognized during the period on equity investments:
Rafael Class B common stock	$(7)	$(14,101)	$8,291
Zedge Class B common stock	$(28)	$(533)	$591

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

On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, the EMI has no common stock outstanding, each share of the EMI’s convertible preferred stock was converted into shares of the subsidiary’s Series A Convertible Preferred Stock (“EMI Preferred Stock”), and the principal and accrued interest of the EMI’s secured promissory notes was converted into shares of EMI Preferred Stock (the “Conversions”). In addition, each of the EMI’s shareholders agreed to purchase additional shares of EMI Preferred Stock, for which the Company paid $0.8 million in fiscal 2023 to purchase the additional shares. Following the merger, the Conversions, and the purchases of additional shares of EMI Preferred Stock, the Company’s ownership increased to 33.3% of the EMI’s outstanding shares.

The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but it does not have a controlling interest.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the change in the balance of the Company’s equity method investment:

Year ended July 31 (in thousands)	2023	2022	2021
Balance, beginning of period	$1,001	$2,901	$—
Purchase of convertible preferred stock	840	1,051	4,000
Conversion of secured promissory notes into convertible preferred stock	4,038	—	—
Equity in the net loss of investee	(2,153)	(2,224)	(816)
Amortization of equity method basis difference	(942)	(727)	(283)
BALANCE, END OF PERIOD	$2,784	$1,001	$2,901

Summarized financial information of the EMI was as follows:

July 31 (in thousands)	2023	2022
Current assets	$3,661	$3,911
Noncurrent assets	$2,245	$2,462
Current liabilities	$(2,771)	$(11,480)
Noncurrent liabilities	$—	$—

(in thousands)	Year ended July 31, 2023	Year ended July 31, 2022	From the date of acquisition to July 31, 2021
REVENUES	$7,998	$7,889	$1,898
COSTS AND EXPENSES:
Direct cost of revenues	6,680	9,451	1,937
Selling, general and administrative	7,871	5,834	3,388
TOTAL COSTS AND EXPENSES	14,551	15,285	5,325
LOSS FROM OPERATIONS	(6,553)	(7,396)	(3,427)
Other (expense) income, net	(1,305)	(342)	101
NET LOSS	$(7,858)	$(7,738)	$(3,326)

As of July 27, 2023, the EMI’s shareholders including the Company agreed to purchase additional shares of EMI Preferred Stock. The Company subscribed to purchase additional shares for an aggregate of $1.0 million. In the first quarter of fiscal 2024 through October 11, 2023, the Company paid $0.7 million to purchase the shares.

Note 9—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2023
Debt securities	$31,038	$11,376	$—	$42,414
Equity investments included in current assets	6,198	—	—	6,198
Equity investments included in noncurrent assets	—	2,500	1,263	3,763
TOTAL	$37,236	$13,876	$1,263	$52,375
Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,032)	$(2,032)
Other noncurrent liabilities	—	—	(2,773)	(2,773)
TOTAL	$—	$—	$(4,805)	$(4,805)

July 31, 2022
Debt securities	$13,734	$8,569	$—	$22,303
Equity investments included in current assets	17,091	—	—	17,091
Equity investments included in noncurrent assets	—	1,730	1,132	2,862
TOTAL	$30,825	$10,299	$1,132	$42,256
Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,578)	$(2,578)
Other noncurrent liabilities	—	—	(5,968)	(5,968)
TOTAL	$—	$—	$(8,546)	$(8,546)

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At July 31, 2023 and 2022, the Company had $3.0 million and $3.2 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31, (in thousands)	2023	2022	2021
Balance, beginning of period	$1,132	$2,465	$3,825
Purchase of Rafael Holdings, Inc. warrant	—	—	354
Exercise of Rafael Holdings, Inc. warrant	—	—	(380)
Redemption for Visa mandatory release assessment	—	(1,230)	(1,870)
Total gains (losses) included in “Other (expense) income, net”	131	(103)	536
BALANCE, END OF PERIOD	$1,263	$1,132	$2,465

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31, (in thousands)	2023	2022	2021
Balance, beginning of period	$8,546	$1,025	$396
Transfer into Level 3 from acquisitions	—	7,849	628
Payments	(2,494)	—	—
Total (gain) loss included in:
“Other operating (expense) gain, net”	(1,349)	(303)	—
Interest expense included in “Interest income, net”	97	—	—
“Foreign currency translation adjustments”	5	(25)	1
BALANCE, END OF PERIOD	$4,805	$8,546	$1,025

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—	$—

In fiscal 2023, the Company paid an aggregate of $2.5 million in contingent consideration related to prior acquisitions, which included 3,051 shares of the Company’s Class B common stock with a value of $0.1 million. In addition, the Company recorded gains of $1.6 million and $0.3 million in fiscal 2023 and fiscal 2022, respectively, on the write-off of contingent consideration payment obligations, which were included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income. Also, in fiscal 2023, the Company increased the estimated fair value of acquisition-related contingent consideration by $0.2 million, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income. There were no other changes in the estimated fair value of contingent consideration in fiscal 2023, fiscal 2022, and fiscal 2021.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities. At July 31, 2023 and 2022, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2023 and 2022, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

July 31 (in thousands)	2023	2022
Equipment	$43,704	$40,811
Computer software	169,070	156,258
Leasehold improvements	1,760	1,874
Furniture and fixtures	699	681
	215,233	199,624
Less accumulated depreciation and amortization	(176,578)	(162,758)
Property, plant, and equipment, net	$38,655	$36,866

The Company reduced its gross property, plant, and equipment and accumulated depreciation and amortization by $4.2 million and $17.4 million in fiscal 2023 and fiscal 2022, respectively, for property, plant, and equipment that was fully depreciated and no longer in service.

Depreciation and amortization expense of property, plant, and equipment was $18.6 million, $16.8 million, and $17.1 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively.

In fiscal 2023, the Company recorded an expense of $0.1 million for telephone equipment that was taken out of service, which was included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income.

Note 11—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment:

(in thousands)	Fintech	net2phone	Traditional Communications	Total
Balance at July 31, 2020	$—	$1,519	$11,339	$12,858
Acquisition	—	—	2,025	2,025
Foreign currency translation adjustments	—	4	10	14
Balance at July 31, 2021	—	1,523	13,374	14,897
Acquisitions	3,199	8,433	—	11,632
Adjustment	—	—	392	392
Foreign currency translation adjustments	—	(213)	(328)	(541)
Balance at July 31, 2022	3,199	9,743	13,438	26,380
Foreign currency translation adjustments	—	101	(24)	77
Balance at July 31, 2023	$3,199	$9,844	$13,414	$26,457

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 12—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2023
Tradenames	10.5 years	$2,694	$(1,005)	$1,689
Non-compete agreements	5.5 years	1,302	(778)	524
Customer relationships	7.5 years	11,511	(5,528)	5,983
TOTAL	7.9 years	$15,507	$(7,311)	$8,196
July 31, 2022
Tradenames	11.4 years	$2,480	$(700)	$1,780
Non-compete agreements	5.5 years	1,316	(549)	767
Customer relationships	7.8 years	11,590	(4,528)	7,062
TOTAL	8.2 years	$15,386	$(5,777)	$9,609

Amortization expense of intangible assets was $1.5 million, $1.3 million, and $0.7 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $1.5 million, $1.4 million, $1.2 million, $1.2 million, and $1.0 million in fiscal 2024, fiscal 2025, fiscal 2026, fiscal 2027, and fiscal 2028, respectively.

Note 13—Variable Interest Entity

As of May 31, 2021, the Company entered into a Warrant Purchase Agreement with the shareholders of an entity (the variable interest entity or “VIE”) that operates money transfer businesses. The purchase price of the warrant was cash of $0.8 million and a contingent payment of $0.1 million. The Company has various management rights and protective provisions pursuant to the Warrant Purchase Agreement. Primarily as a result of the Warrant Purchase Agreement, the Company can obtain 90% of the ownership interests in the VIE. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. The Company therefore determined that it is the primary beneficiary of the VIE, and as a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying statements of income.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The VIE’s net income and aggregate funding provided by (repaid to) the Company were as follows:

(in thousands)	Year ended July 31, 2023	Year ended July 31, 2022	For the period from May 31, 2021 to July 31, 2021
Net income of the VIE	$322	$248	$54
Aggregate funding provided by (repaid to) the Company, net	$112	$(94)	$8

The VIE’s summarized consolidated balance sheet amounts are as follows:

July 31 (in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$1,596	$1,808
Restricted cash	7,848	4,490
Trade accounts receivable, net	62	31
Disbursement prefunding	585	925
Prepaid expenses	197	14
Other current assets	317	462
Due from the Company	—	86
Property, plant, and equipment, net	272	467
Other intangibles, net	737	889
TOTAL ASSETS	$11,614	$9,172
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$—	$—
Accrued expenses	70	54
Settlement liabilities	7,573	5,525
Due to the Company	26	—
Accumulated other comprehensive income (loss)	21	(9)
Noncontrolling interests	3,924	3,602
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$11,614	$9,172

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Other Operating (Expense) Gain, Net

The following table summarizes the other operating (expense) gain, net by business segment:

Year ended July 31 (in thousands)	2023	2022	2021
Corporate —Straight Path Communications Inc. class action legal fees	$(5,785)	$(7,671)	$(2,876)
Corporate —Straight Path Communications Inc. class action insurance claims	3,845	6,635	3,101
Corporate—Grow New Jersey Assistance Act tax credit	1,600	—	—
Fintech—write-off of contingent consideration liability	1,565	—	—
Fintech—government grants	382	20	—
Fintech—other	—	—	(367)
net2phone—write-off of telephone equipment	(133)	—	—
net2phone—write-off of contingent consideration liability	—	303	—
net2phone—other	—	(10)	(100)
Traditional Communications—write-off of capitalized internal use software costs	(1,419)	—	—
Traditional Communications—gain from sale of rights under class action lawsuit	—	—	2,000
Traditional Communications—cable telephony customer indemnification claim	(3,925)	(96)	(472)
Traditional Communications— increase in contingent consideration liability	(216)	—	—
Traditional Communications—other	(329)	(7)	(555)
TOTAL	$(4,415)	$(826)	$731

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Straight Path Communications Inc. Class Action

As discussed in Note 23, the Company (as well as other defendants) has been named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in fiscal 2023, fiscal 2022, and fiscal 2021. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Grow New Jersey Assistance Act Tax Credit

In September 2017, the Company, the Company’s subsidiary IDT Domestic Telecom, Inc. (“IDT DT”), and certain other affiliates were certified by the New Jersey Economic Development Authority (“NJEDA”) as having met the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The program provides for credits against a corporation’s New Jersey corporate business tax liability for maintaining a minimum number of employees in New Jersey, and that tax credits may be sold subject to certain conditions. On June 5, 2023, the Company received a 2019 tax credit certificate for $1.8 million from the NJEDA. In August 2023, the Company sold the certificate for cash of $1.6 million.

Contingent Consideration Liabilities

In fiscal 2023, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. In addition, in fiscal 2022, the Company determined that the requirements for a contingent consideration payment related to an acquisition in December 2019 would not be met before the expiration date. The Company recognized gains on the write-off of these contingent consideration payment obligations in the Fintech and net2phone segments, respectively. Also, in fiscal 2023, the Company increased the estimated fair value of acquisition-related contingent consideration in its Traditional Communications segment by $0.2 million.

Government Grants

In fiscal 2023 and fiscal 2022, Leaf received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

Write-off of Capitalized Internal Use Software Costs

In fiscal 2023, the Company reduced its unamortized capitalized internal use software costs for internal use software that was taken out of service and recorded an expense of $1.4 million.

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

Note 15—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2023 and 2022, there were no amounts outstanding under this facility. In fiscal 2023 and fiscal 2022, IDT Telecom borrowed and repaid an aggregate of $27.4 million and $2.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2023 and 2022, IDT Telecom was in compliance with all of the covenants.

In the first quarter of fiscal 2024, the Company borrowed and repaid $25.0 million under the facility.

Note 16—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2023	2022
Carrier minutes termination	$20,675	$28,869
Regulatory fees and taxes	43,302	48,146
Compensation costs	18,858	16,145
Maintenance and support	3,434	2,122
Commissions	4,164	3,204
Legal and professional fees	8,751	6,601
Other	11,612	12,022
TOTAL	$110,796	$117,109

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Year ended July 31 (in thousands)	2023	2022	2021
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$281	$191	$—

Note 18—Other (Expense) Income, Net

Other (expense) income, net consists of the following:

Year ended July 31 (in thousands)	2023	2022	2021
Foreign currency transaction gains (losses)	$3,353	$(1,742)	$1,009
Equity in net loss of investee	(3,095)	(2,951)	(1,099)
(Losses) gains on investments	(2,613)	(19,248)	8,830
Other	(728)	(1,411)	(824)
TOTAL	$(3,083)	$(25,352)	$7,916

Note 19—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2023	2022	2021
Domestic	$48,036	$25,025	$60,969
Foreign	12,771	9,858	4,255
INCOME BEFORE INCOME TAXES	$60,807	$34,883	$65,224

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2023	2022
Deferred income tax assets:
Bad debt reserve	$1,117	$959
Accrued expenses	4,825	3,570
Stock options and restricted stock	361	42
Charitable contributions	724	730
Depreciation	(585)	(640)
Unrealized gain	4,407	2,895
Net operating loss	23,870	40,733
Total deferred income tax assets	34,719	48,289
Valuation allowance	(10,618)	(11,588)
NET DEFERRED INCOME TAX ASSETS	$24,101	$36,701

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The (provision for) benefit from income taxes consist of the following:

Year ended July 31 (in thousands)	2023	2022	2021
Current:
Federal	$(47)	$(45)	$—
State and local	(1,511)	(863)	(512)
Foreign	(1,275)	(729)	(811)
	(2,833)	(1,637)	(1,323)
Deferred:
Federal	(14,340)	(2,596)	26,408
State and local	16	(19)	(57)
Foreign	716	(1,626)	6,639
	(13,608)	(4,241)	32,990
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(16,441)	$(5,878)	$31,667

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2023	2022	2021
U.S. federal income tax at statutory rate	$(12,770)	$(7,325)	$(13,697)
Valuation allowance	970	1,147	47,862
Foreign tax rate differential	(1,068)	(1,059)	(190)
Nondeductible expenses	(1,767)	2,044	(636)
Other	(625)	1	299
Foreign restructuring	—	—	(1,510)
State and local income tax, net of federal benefit	(1,181)	(686)	(461)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(16,441)	$(5,878)	$31,667

The Company’s cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets and consisted of approximately $302 million at July 31, 2023. The Company has concluded that the earnings remain permanently reinvested.

At July 31, 2023, the Company had U.S. federal net operating loss carryforwards of approximately $37 million. These loss carryforwards are available to offset future U.S. federal taxable income. U.S. federal net operating loss carryforwards of $34 million expire in fiscal 2028 through fiscal 2038, and $3 million do not expire. The Company has foreign net operating loss carryforwards of approximately $77 million, of which approximately $65 million does not expire, approximately $11 million expires in two to ten years and approximately $1 million expires in twenty years. These foreign loss carryforwards are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, has additional U.S. federal net operating loss carryforwards of approximately $7 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code Section 382 to approximately $7 million per year. The net operating loss carryforwards do not include any excess benefits related to stock options or restricted stock.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2023
Reserves deducted from deferred income taxes, net:
Valuation allowance	$11,588	$2,537	$(3,507)	$10,618
2022
Reserves deducted from deferred income taxes, net:
Valuation allowance	$11,540	$48	$—	$11,588
2021
Reserves deducted from deferred income taxes, net:
Valuation allowance	$58,700	$835	$(47,995)	$11,540

In fiscal 2023, the Company decreased the valuation allowance by $1.0 million, which included a decrease of $2.8 million due to the utilization or disposal of previously valued deferred income tax assets and a release of $0.7 million for profitability in the United Kingdom, net of an establishment of $2.5 million for deferred income tax assets that were not more likely than not going to be utilized prior to expiration.

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

At July 31, 2023 and 2022, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2023, fiscal 2022, and fiscal 2021. At July 31, 2023, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2023, fiscal 2022, and fiscal 2021, the Company did not record any interest and penalties on income taxes. At July 31, 2023 and 2022, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2020 to fiscal 2023, state and local tax returns generally for fiscal 2019 to fiscal 2023, and foreign tax returns generally for fiscal 2019 to fiscal 2023.

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

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2023, the Company repurchased 511,546 shares of Class B common stock for an aggregate purchase price of $13.1 million. In fiscal 2022, the Company repurchased 554,744 shares of Class B common stock for an aggregate purchase price of $13.4 million. In fiscal 2021, the Company repurchased 463,792 shares of Class B common stock for an aggregate purchase price of $2.8 million. At July 31, 2023, 4.7 million shares remained available for repurchase under the stock repurchase program.

In the first quarter of fiscal 2024 through October 11, 2023, the Company repurchased 124,530 shares of Class B common stock for an aggregate purchase price of $2.8 million.

In fiscal 2023, fiscal 2022, and fiscal 2021, the Company paid $0.8 million, $9.0 million, and $1.3 million, respectively, to repurchase 28,227; 200,438; and 109,381, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with shares issued for bonus payments, the vesting of deferred stock units (“DSUs”), and lapsing of restrictions on restricted stock. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Stock Issued to Certain Executive Officers for Bonus Payments

In fiscal 2023, certain executive officers of the Company received performance bonuses for fiscal 2022 of an aggregate of $1.2 million, of which one-half was paid in cash and one-half was paid in shares of the Company’s Class B common stock. The Company issued 24,543 shares of its Class B common stock with an issue date value of $0.6 million for the bonus payments.

Note 21—Stock-Based Compensation

Stock-Based Compensation Plan

The 2015 Stock Option and Incentive Plan is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, limited rights, DSUs, and restricted stock. On December 14, 2022, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 50,000 shares. On December 15, 2021, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares. At July 31, 2023, the Company had 1.8 million shares of Class B common stock reserved for awards made under the 2015 Stock Option and Incentive Plan and 0.1 million shares were available for future grants.

On October 11, 2023, the Company’s Board of Directors amended the Company’s 2015 Stock Option and Incentive Plan to increase the number of shares of the Company’s Class B common stock available for grant thereunder by an additional 250,000 shares. The amendment is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 13, 2023.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. No option awards were granted in fiscal 2023, fiscal 2022, or fiscal 2021. The fair value of stock options was estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2022	25	$13.72
Granted	—	—
Exercised	(13)	(13.72)
Cancelled / Forfeited	—	—
OUTSTANDING AT JULY 31, 2023	12	$13.72	1.1	$125
EXERCISABLE AT JULY 31, 2023	12	$13.72	1.1	$125

In fiscal 2023, fiscal 2022, and fiscal 2021, the Company received cash from the exercise of stock options of $0.2 million, $0.1 million, and $0.7 million, respectively, for which the Company issued 12,500; 10,000; and 81,041 shares, respectively, of its Class B common stock. In addition, in April 2022, Howard S. Jonas exercised stock options for 1.0 million shares of the Company’s Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of the Company’s Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options. Mr. Jonas tendered 137,364 shares of the Company’s Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises.

The total intrinsic value of options exercised during fiscal 2023, fiscal 2022, and fiscal 2021 was $0.2 million, $19.7 million, and $0.2 million, respectively. At July 31, 2023, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested restricted shares at July 31, 2022	3	$31.80
Granted	44	21.90
Vested	(21)	(25.87)
Forfeited	(1)	(31.80)
NON-VESTED RESTRICTED SHARES AT JULY 31, 2023	25	$19.09

There are 24,000 non-vested restricted shares at July 31, 2023 included in the table above that will vest on February 25, 2025 only if the Company’s Class B common stock closes above $50 per share for ten consecutive trading days prior to February 25, 2025, otherwise the 24,000 restricted shares will be forfeited.

At July 31, 2023, there was $0.4 million of total unrecognized compensation cost related to non-vested stock-based compensation arrangements, which is expected to be recognized over a weighted-average period of 0.9 years. The total grant date fair value of shares vested in fiscal 2023, fiscal 2022, and fiscal 2021 was $0.5 million, $1.0 million, and $0.2 million, respectively.

Deferred Stock Units Equity Incentive Programs

On November 30, 2022, the Company adopted an equity incentive program (under its 2015 Stock Option and Incentive Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On May 17, 2023, the first vesting date under the program, in accordance with the program and based on certain elections made by grantees, the Company issued 41,945 shares of its Class B common stock for vested DSUs. Based on those elections, vesting for 31,909 DSUs was delayed until February 21, 2024. Subject to continued full time employment or other service to the Company, the remaining DSUs are scheduled to vest on February 21, 2024 and February 25, 2025. The grantees will have the right to elect a later vesting date no later than January 19, 2024 for the February 21, 2024 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the shares scheduled to vest on February 21, 2024 and any DSUs that do not vest based on the grantee’s election, will be eligible to vest on February 25, 2025. The Company estimated that the fair value of the DSUs on the date of grants was an aggregate of $5.4 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had a prior equity incentive program in the form of DSUs that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. On January 5, 2022 and January 5, 2021, the Company issued 301,296 and 283,838 shares, respectively, of its Class B common stock in respect of vested DSUs.

Effective as of September 21, 2020, the Company granted 4,000 DSUs that were not included in the program described above, which upon vesting, entitled the grantee to receive shares of the Company’s Class B common stock. In fiscal 2023 and fiscal 2022, the Company issued 1,333 and 1,334 shares, respectively, of its Class B common stock in respect of vested DSUs. On September 22, 2023, the Company issued 1,333 shares of its Class B common stock for the remaining DSUs.

A summary of the status of the Company’s grants of DSUs is presented below:

	Number of Non-vested DSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2022	3	$6.96
Granted	198	27.20
Vested	(35)	(24.83)
Forfeited	(1)	(28.03)
NON-VESTED SHARES AT JULY 31, 2023	165	$27.38

At July 31, 2023, there was $2.3 million of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.7 years. The total grant date fair value of DSUs vested in fiscal 2023, fiscal 2022, and fiscal 2021 was $0.9 million, $1.6 million, and $1.5 million, respectively.

Stock Issued to an Employee

In fiscal 2023, the Company granted 15,000 shares of its Class B common stock to an employee. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $0.4 million for this grant, which was the fair value of the shares on the grant date.

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

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock representing 1.2% of its outstanding capital stock on a fully diluted basis were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The Company estimated that the fair value of the restricted shares on the grant date was $3.3 million. At July 31, 2023, there was $2.6 million of total unrecognized compensation cost related to non-vested restricted shares, which will be recognized over the vesting period.

Grant of Restricted Equity in net2phone 2.0, Inc.

On December 31, 2020, a compensatory arrangement with each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received fifty restricted shares of net2phone 2.0’s Class B common stock, which represented an aggregate of 10% of net2phone 2.0’s issued and outstanding common stock at July 31, 2023. The restricted shares will vest if: (a) for any fiscal quarter of net2phone 2.0 between November 1, 2020 and October 31, 2023, net2phone 2.0 records subscription revenue that is at least $18 million, and (b) as of October 31, 2023, net2phone 2.0’s valuation is $100 million or more. The restricted shares will also vest in the event, prior to October 31, 2023, net2phone 2.0 or its assets are sold at an equity valuation and on a cash-free basis of $100 million or more, regardless of whether the revenue threshold was satisfied prior thereto. The restricted shares entitle each grantee to proceeds only on a sale, spin-off, initial public offering, or other monetization of net2phone 2.0 and have protection from dilution for the first $15 million invested in net2phone 2.0 following the grant. It is probable that these restricted shares will vest by October 31, 2023. The aggregate estimated fair value on the grant date was $0.2 million based on a Monte Carlo simulation of a range of possible future revenue amounts on risk-neutral basis, to which a net revenue multiple was applied to determine the future enterprise value. The aggregate estimated fair value is being recognized over the vesting period.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

(in thousands)	Unrealized gain (loss) on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at July 31, 2020	$42	$(7,452)	$(7,410)
Other comprehensive loss attributable to IDT Corporation	(51)	(2,722)	(2,773)
Balance at July 31, 2021	(9)	(10,174)	(10,183)
Other comprehensive loss attributable to IDT Corporation	(537)	(585)	(1,122)
Balance at July 31, 2022	(546)	(10,759)	(11,305)
Other comprehensive loss attributable to IDT Corporation	(99)	(5,788)	(5,887)
BALANCE AT JULY 31, 2023	$(645)	$(16,547)	$(17,192)

Note 23—Commitments and Contingencies

COVID-19

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. As of the date of these consolidated financial statements, the Company continues to monitor the situation. The Company cannot predict with certainty the potential impact of COVID-19 if it re-invigorates on the Company’s results of operations, financial condition, or cash flows.

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. The trial was held in August and December 2022, and closing arguments were presented on May 3, 2023. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The Internal Audit Division of USAC issued preliminary audit findings and the Company, in accordance with USAC’s audit procedures, appealed certain of the findings. USAC issued a final decision, and the final decision overturned one of the initial findings but left the remaining initial findings in place. The reversal will result in the elimination of a $1.8 million charge by the Universal Service Fund. The final decision upheld the imposition of a $2.9 million charge to the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. In response to the aforementioned preliminary audit findings, the Company made certain changes to its filing policies and procedures for years that remain potentially under audit. At July 31, 2023 and 2022, the Company’s accrued expenses included $26.8 million and $33.2 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At July 31, 2023, the Company had purchase commitments of $10.8 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2023, the Company had aggregate performance bonds of $27.1 million outstanding.

Note 24—Related Party Transactions

Rafael Holdings, Inc.

In connection with the spin-off of Rafael in March 2018, the Company and Rafael entered into a Transition Services Agreement pursuant to which certain administrative and other services are provided by the Company and Rafael. The Company charged Rafael $0.3 million in each of fiscal 2023, fiscal 2022, and fiscal 2021 for services provided, net of the amounts charged by Rafael to the Company. At both July 31, 2023 and 2022, other current assets reported in the Company’s consolidated balance sheets included net receivable from Rafael of $0.1 million.

See Note 4 regarding the Company’s prior office lease arrangements with Rafael.

Genie Energy Ltd.

The Company entered into a Transition Services Agreement with Genie Energy Ltd. (“Genie”) prior to the spin-off of Genie in October 2011, which provides for certain services to be performed by the Company and Genie. The Company charged Genie $1.2 million, $1.3 million, and $1.3 million in fiscal 2023, fiscal 2022, and fiscal 2021, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At July 31, 2023 and 2022, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.2 million and $0.4 million, respectively.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Related Party Transactions

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $2,000; $2,000; and $9,000 in fiscal 2023, fiscal 2022, and fiscal 2021, respectively. The balance owed to the Company by Jonas Media Group was $4,000 and $2,000 as of July 31, 2023 and 2022, respectively. In September 2020, the Company reduced its fiscal 2021 billings by $7,000.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce J. Mason, the Company’s General Counsel, and brother-in-law of Howard S. Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $62,000 in fiscal 2023, $76,000 in fiscal 2022, and $63,000 in fiscal 2021. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

IDT DT leases space in a building in the Bronx, New York that is owned by a limited liability company that is jointly owned by Howard S. Jonas and Shmuel Jonas. The annual rent is $18,600.

The Company had loans receivable from employees aggregating $0.5 million and $0.5 million at July 31, 2023 and 2022, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 25—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The plan permits the discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. On May 27, 2021, the Company contributed 35,839 newly issued shares of its Class B common stock to the Company’s 401(k) Plan for $1.0 million of matching contributions. In fiscal 2023, fiscal 2022, and fiscal 2021, the Company’s expense related to the plan was $1.1 million, $1.0 million, and $0.8 million, respectively. The Company’s Class A common stock and Class B common stock are not investment options for the plan’s participants.

