Form 10-Q
period 2023-10-31
IDT CORP
filed 2023-12-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 7, 2023, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,586,304 shares outstanding (excluding 4,278,712 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2023	July 31, 2023
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$121,668	$103,637
Restricted cash and cash equivalents	86,785	95,186
Debt securities	33,242	42,414
Equity investments	4,761	6,198
Trade accounts receivable, net of allowance for credit losses of $5,909 at October 31, 2023 and allowance for doubtful accounts of $5,642 at July 31, 2023	35,328	32,092
Settlement assets, net of reserve of $1,469 at October 31, 2023 and $1,143 at July 31, 2023	18,122	32,396
Disbursement prefunding	35,733	30,113
Prepaid expenses	19,502	16,638
Other current assets	27,034	28,394

Total current assets	382,175	387,068
Property, plant, and equipment, net	38,802	38,655
Goodwill	26,311	26,457
Other intangibles, net	7,215	8,196
Equity investments	8,150	9,874
Operating lease right-of-use assets	4,910	5,540
Deferred income tax assets, net	20,539	24,101
Other assets	10,944	10,919

Total assets	$499,046	$510,810

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$24,469	$22,231
Accrued expenses	100,107	110,796
Deferred revenue	34,042	35,343
Customer deposits	79,541	86,481
Settlement liabilities	19,268	21,495
Other current liabilities	18,507	17,761

Total current liabilities	275,934	294,107
Operating lease liabilities	2,346	2,881
Other liabilities	3,220	3,354

Total liabilities	281,500	300,342
Commitments and contingencies
Redeemable noncontrolling interest	10,579	10,472
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2023 and July 31, 2023	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 27,865 and 27,851 shares issued and 23,586 and 23,699 shares outstanding at October 31, 2023 and July 31, 2023, respectively	279	279
Additional paid-in capital	302,351	301,408
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,279 and 4,152 shares of Class B common stock at October 31, 2023 and July 31, 2023, respectively	(118,312)	(115,461)
Accumulated other comprehensive loss	(16,627)	(17,192)
Retained earnings	32,321	24,662

Total IDT Corporation stockholders’ equity	200,045	193,729
Noncontrolling interests	6,922	6,267

Total equity	206,967	199,996

Total liabilities, redeemable noncontrolling interest, and equity	$499,046	$510,810

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended October 31,
	2023	2022
	(in thousands, except per share data)

Revenues	$301,205	$321,816
Direct cost of revenues	206,777	232,670
Gross profit	94,428	89,146
Operating expenses (gains):
Selling, general and administrative (i)	77,222	69,620
Severance	525	100
Other operating gain, net (see Note 10)	(484)	(800)

Total operating expenses	77,263	68,920

Income from operations	17,165	20,226
Interest income, net	844	509
Other expense, net	(5,586)	(3,842)

Income before income taxes	12,423	16,893
Provision for income taxes	(3,947)	(4,338)

Net income	8,476	12,555
Net income attributable to noncontrolling interests	(817)	(1,553)

Net income attributable to IDT Corporation	$7,659	$11,002

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.30	$0.43

Diluted	$0.30	$0.43

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,178	25,603

Diluted	25,277	25,616

(i) Stock-based compensation included in selling, general and administrative expense	$771	$572

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Net income	$8,476	$12,555
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	(66)	(222)
Foreign currency translation adjustments	631	(145)

Other comprehensive income (loss)	565	(367)

Comprehensive income	9,041	12,188
Comprehensive income attributable to noncontrolling interests	(817)	(1,553)

Comprehensive income attributable to IDT Corporation	$8,224	$10,635

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended October 31, 2023 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity

BALANCE AT JULY 31, 2023	$33	$279	$301,408	$(115,461)	$(17,192)	$24,662	$6,267	$199,996
Exercise of stock options	—	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	(2,836)	—	—	—	(2,836)
Restricted Class B common stock purchased from employees	—	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	771	—	—	—	—	771
Distributions to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Other comprehensive income	—	—	—	—	565	—	—	565
Net income	—	—	—	—	—	7,659	710	8,369
BALANCE AT OCTOBER 31, 2023	$33	$279	$302,351	$(118,312)	$(16,627)	$32,321	$6,922	$206,967

	Three Months Ended October 31, 2022 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Equity

BALANCE AT JULY 31, 2022	$33	$277	$296,005	$(101,565)	$(11,305)	$(15,830)	$3,022	$170,637
Repurchases of Class B common stock through repurchase program	—	—	—	(5,006)	—	—	—	(5,006)
Restricted Class B common stock purchased from employees	—	—	—	(335)	—	—	—	(335)
Stock issued to certain executive officers for bonus payments	—	—	615	—	—	—	—	615
Stock-based compensation	—	1	571	—	—	—	—	572
Distributions to noncontrolling interests	—	—	—	—	—	—	(99)	(99)
Other comprehensive loss	—	—	—	—	(367)	—	—	(367)
Net income	—	—	—	—	—	11,002	1,420	12,422
BALANCE AT OCTOBER 31, 2022	$33	$278	$297,191	$(106,906)	$(11,672)	$(4,828)	$4,343	$178,439

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Operating activities
Net income	$8,476	$12,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,047	4,790
Deferred income taxes	3,561	3,672
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	759	430
Net unrealized loss from marketable securities	1,528	1,846
Stock-based compensation	771	572
Other	897	756
Changes in assets and liabilities:
Trade accounts receivable	(4,572)	2,442
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	8,250	(4,380)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(7,061)	(6,970)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(2,326)	2,865
Deferred revenue	(540)	(394)

Net cash provided by operating activities	14,790	18,184
Investing activities
Capital expenditures	(4,322)	(5,172)
Purchase of convertible preferred stock in equity method investment	(672)	—
Purchases of debt securities and equity investments	(7,750)	(2,058)
Proceeds from maturities and sales of debt securities and equity investments	17,067	11,472

Net cash provided by investing activities	4,323	4,242
Financing activities
Distributions to noncontrolling interests	(55)	(99)
Proceeds from other liabilities	100	300
Repayment of other liabilities	(15)	(1,916)
Proceeds from borrowings under revolving credit facility	30,315	—
Repayment of borrowings under revolving credit facility	(30,315)	—
Proceeds from exercise of stock options	172	—
Repurchases of Class B common stock	(2,851)	(5,341)

Net cash used in financing activities	(2,649)	(7,056)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(6,834)	(6,157)

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	9,630	9,213
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	198,823	189,562

Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$208,453	$198,775

Supplemental Schedule of Non-Cash Financing Activities
Stock issued to certain executive officers for bonus payments	$—	$615

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024. The balance sheet at July 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2024 refers to the fiscal year ending July 31, 2024).

As of October 31, 2023, the Company owned 90.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 80.0% of the outstanding shares of National Retail Solutions (“NRS”), and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met and other assumptions, the Company would own 85.8% of net2phone 2.0 and 77.7% of NRS.

Reclassifications

As of August 1, 2023, the Company includes depreciation and amortization in “Direct cost of revenues” and “Selling, general and administrative” expense and is reporting gross profit in the consolidated statements of income. Prior to August 1, 2023, depreciation and amortization was a separate caption in the consolidated statements of income. Depreciation and amortization expense of $4.8 million in the three months ended October 31, 2022 was reclassified to conform to the current year’s presentation as follows: $1.0 million was reclassified to “Direct cost of revenues” and $3.8 million was reclassified to “Selling, general and administrative” expense.

In the consolidated statements of cash flows, cash provided by “Trade accounts receivable” in the three months ended October 31, 2022 of $2.7 million was reclassified to “Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets” to conform to the current year’s presentation.

Recently Adopted Accounting Standard

On August 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changed the impairment model for most financial assets and certain other instruments. For receivables, entities are required to use a new forward-looking current expected credit loss model to determine its allowance for credit losses, which replaced the allowance for doubtful accounts. When determining the allowance for credit losses for its trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks will be assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. For available-for-sale debt securities with unrealized losses, the concept of “other-than-temporary” impairment was replaced by a determination whether any impairment is a result of a credit loss or other factors. The portion of the unrealized loss that is the result of a credit loss is recognized as an allowance and a corresponding expense recorded in “Other expense, net” in the consolidated statements of income. Unrealized loss that is not the result of a credit loss is recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements, and it was not necessary to record a cumulative-effect adjustment to retained earnings as of August 1, 2023.

Note 2—Business Segment Information

The Company has four reportable business segments, NRS, Fintech, net2phone, and Traditional Communications.

The NRS segment is an operator of a nationwide point-of-sale (“POS”) network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2023
Revenues	$23,995	$26,563	$19,927	$230,720	$—	$301,205
Income (loss) from operations	5,460	(1,383)	(7)	15,406	(2,311)	17,165
Depreciation and amortization:
Included in “Direct cost of revenues”	450	22	600	184	—	1,256
Included in “Selling, general and administrative expense”	285	671	840	1,964	31	3,791

Three Months Ended October 31, 2022
Revenues	$19,313	$19,887	$16,950	$265,666	$—	$321,816
Income (loss) from operations	5,231	1,512	(1,056)	17,263	(2,724)	20,226
Depreciation and amortization:
Included in “Direct cost of revenues”	320	23	498	193	—	1,034
Included in “Selling, general and administrative expense”	158	598	854	2,128	18	3,756

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. BOSS Money’s and NRS’ revenues are primarily recognized at a point in time, and net2phone’s revenue is mainly recognized over time. Traditional Communications are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from IDT Digital Payments, BOSS Revolution Calling, and IDT Global. IDT Digital Payments and BOSS Revolution Calling are sold direct-to-consumer and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
National Retail Solutions	$23,995	$19,313

BOSS Money	24,239	17,554
Other	2,324	2,333

Total Fintech	26,563	19,887

net2phone	19,927	16,950

IDT Digital Payments	99,986	109,048
BOSS Revolution Calling	71,222	86,253
IDT Global	52,034	61,611
Other	7,478	8,754

Total Traditional Communications	230,720	265,666

Total	$301,205	$321,816

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2023
United States	$23,995	$25,834	$10,688	$162,998	$223,515
Outside the United States:
United Kingdom	—	—	—	58,843	58,843
Other	—	729	9,239	8,879	18,847

Total outside the United States	—	729	9,239	67,722	77,690

Total	$23,995	$26,563	$19,927	$230,720	$301,205

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2022
United States	$19,313	$19,255	$8,802	$184,838	$232,208
Outside the United States:
United Kingdom	—	—	—	68,940	68,940
Other	—	632	8,148	11,888	20,668

Total outside the United States	—	632	8,148	80,828	89,608

Total	$19,313	$19,887	$16,950	$265,666	$321,816

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of October 31, 2023. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending October 31:
2024	$5,740	$38,430	$44,170
2025	4,767	19,092	23,859
Thereafter	4,682	6,718	11,400

Total	$15,189	$64,240	$79,429

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$16,089	$17,906

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31, 2023	July 31, 2023
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,180	$4,460
Deferred customer contract acquisition costs included in “Other assets”	3,744	3,734

Total	$7,924	$8,194

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,215	$1,176

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

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Operating lease cost	$758	$767
Short-term lease cost	326	269

Total lease cost	$1,084	$1,036

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$791	$764

	October 31, 2023	July 31, 2023
Weighted-average remaining lease term-operating leases	2.1 years	2.3 years

Weighted-average discount rate-operating leases	3.9%	3.7%

In the three months ended October 31, 2023 and 2022, the Company obtained right-of-use assets of $0.1 million and $0.4 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	October 31, 2023	July 31, 2023
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,732	$2,861
Operating lease liabilities included in noncurrent liabilities	2,346	2,881

Total	$5,078	$5,742

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending October 31:
2024	$2,883
2025	1,713
2026	478
2027	220
2028	12
Thereafter	—

Total lease payments	5,306
Less imputed interest	(228)

Total operating lease liabilities	$5,078

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	October 31, 2023	July 31, 2023
	(in thousands)
Cash and cash equivalents	$121,668	$103,637
Restricted cash and cash equivalents	86,785	95,186

Total cash, cash equivalents, and restricted cash and cash equivalents	$208,453	$198,823

At October 31, 2023 and July 31, 2023, restricted cash and cash equivalents included $80.1 million and $87.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At October 31, 2023 and July 31, 2023, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $35.1 million and $20.6 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2023:
Certificates of deposit*	$1,920	$—	$(3)	$1,917
U.S. Treasury bills and notes	25,085	—	(141)	24,944
Government sponsored enterprise notes	3,047	—	(3)	3,044
Corporate bonds	3,901	—	(564)	3,337

Total	$33,953	$—	$(711)	$33,242

July 31, 2023:
Certificates of deposit*	$4,080	$—	$(4)	$4,076
U.S. Treasury bills and notes	31,186	—	(148)	31,038
Government sponsored enterprise notes	3,881	—	(8)	3,873
Corporate bonds	3,912	—	(485)	3,427

Total	$43,059	$—	$(645)	$42,414

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of October 31, 2023, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, the Company does not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of the securities with unrealized losses.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $17.1 million and $11.5 million in the three months ended October 31, 2023 and 2022, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2023 and 2022. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2023 were as follows:

Fair Value
(in thousands)
Within one year	$26,185
After one year through five years	5,904
After five years through ten years	1,110
After ten years	43

Total	$33,242

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2023:
Certificates of deposit	$3	$1,917
U.S. Treasury bills and notes	141	24,944
Government sponsored enterprise notes	3	3,044
Corporate bonds	564	3,337

Total	$711	$33,242

July 31, 2023:
Certificates of deposit	$4	$3,356
U.S. Treasury bills and notes	148	31,038
Government sponsored enterprise notes	8	3,873
Corporate bonds	485	3,368

Total	$645	$41,635

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2023:
U.S. Treasury bills and notes	$66	$639
Corporate bonds	556	3,216

Total	$622	$3,855

July 31, 2023:
U.S. Treasury bills and notes	$86	$816
Corporate bonds	484	3,299

Total	$570	$4,115

At October 31, 2023 and July 31, 2023, the Company did not intend to sell any of the debt securities included in the table above, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Note 7—Equity Investments

Equity investments consist of the following:

	October 31, 2023	July 31, 2023
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2023 and July 31, 2023	$81	$89
Rafael Holdings, Inc. Class B common stock, 278,810 shares at October 31, 2023 and July 31, 2023	496	558
Other marketable equity securities	281	1,497
Fixed income mutual funds	3,903	4,054

Current equity investments	$4,761	$6,198

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,249	$1,263
Convertible preferred stock—equity method investment	2,444	2,784
Hedge funds	3,002	3,002
Other	1,455	2,825

Noncurrent equity investments	$8,150	$9,874

Howard S. Jonas, the Chairman of the Company (an executive officer position) and the Chairman of the Company’s Board of Directors, is also the Vice-Chairman of the Board of Directors of Zedge, Inc. and the Chairman of the Board of Directors and Executive Chairman of Rafael Holdings, Inc.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$1,632	$1,501
Adjustment for observable transactions involving a similar investment from the same issuer	(14)	(27)
Upward adjustment	129	—
Impairments	—	—

Balance, end of the period	$1,747	$1,474

The Company decreased the carrying value of the shares of Visa Series C Preferred it held based on the fair value of Visa Class A common stock, including a discount for lack of current marketability, which is classified as “Adjustment for observable transactions involving a similar investment from the same issuer” in the table above. In addition, in connection with the acquisition of Regal Bancorp by SR Bancorp in September 2023, the Company adjusted the carrying value of its shares of Regal Bancorp common stock.

Unrealized losses for all equity investments measured at fair value included the following:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Net losses recognized during the period on equity investments	$(917)	$(1,941)
Plus: net losses recognized during the period on equity investments sold during the period	—	4

Unrealized losses recognized during the period on equity investments still held at the reporting date	$(917)	$(1,937)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Unrealized losses recognized during the period on equity investments:

Rafael Class B common stock	$(62)	$(72)

Zedge Class B common stock	$(8)	$(27)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of both October 31, 2023 and July 31, 2023, the Company’s ownership was 33.3% of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

The Company determined that on the dates of the acquisitions of the EMI’s shares, there were differences between its investment in the EMI and its proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to the Company’s interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying consolidated statements of income, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other expense, net” (see Note 17).

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$2,784	$1,001
Purchase of convertible preferred stock	672	—
Equity in the net loss of investee	(670)	(470)
Amortization of equity method basis difference	(342)	(182)

Balance, end of period	$2,444	$349

Summarized financial information of the EMI was as follows:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Revenues	$2,551	$1,873
Costs and expenses:
Direct cost of revenues	2,193	1,694
Selling, general and administrative	2,093	1,636
Total costs and expenses	4,286	3,330
Loss from operations	(1,735)	(1,457)
Other expense, net	(104)	(344)
Net loss	$(1,839)	$(1,801)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2023
Debt securities	$24,944	$8,298	$—	$33,242
Equity investments included in current assets	4,761	—	—	4,761
Equity investments included in noncurrent assets	—	1,230	1,249	2,479

Total	$29,705	$9,528	$1,249	$40,482

Acquisition consideration included in:
Other current liabilities	$—	$—	$(1,834)	$(1,834)
Other noncurrent liabilities	—	—	(2,754)	(2,754)

Total	$—	$—	$(4,588)	$(4,588)

July 31, 2023
Debt securities	$31,038	$11,376	$—	$42,414
Equity investments included in current assets	6,198	—	—	6,198
Equity investments included in noncurrent assets	—	2,500	1,263	3,763

Total	$37,236	$13,876	$1,263	$52,375

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,032)	$(2,032)
Other noncurrent liabilities	—	—	(2,773)	(2,773)

Total	$—	$—	$(4,805)	$(4,805)

(1)	– quoted prices in active markets for identical assets or liabilities

(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	– no observable pricing inputs in the market

At both October 31, 2023 and July 31, 2023, the Company had $3.0 million in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$1,263	$1,132
Total losses included in “Other expense, net”	(14)	(27)

Balance, end of period	$1,249	$1,105

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Balance, beginning of period	$4,805	$8,546
Payments	(214)	(375)
Total gain included in:
“Other operating gain, net”	—	(1,565)
“Foreign currency translation adjustment”	(3)	(3)

Balance, end of period	$4,588	$6,603

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—

In the three months ended October 31, 2023, the Company paid an aggregate of $0.2 million in contingent consideration related to a prior acquisition. In the three months ended October 31, 2022, the Company paid an aggregate of $0.4 million in contingent consideration related to prior acquisitions. In addition, in September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the acquisition of Leaf would not be met. The Company recorded a gain of $1.6 million on the write-off of this contingent consideration payment obligation, which was included in “Other operating gain, net” in the accompanying consolidated statements of income.

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

  Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities. At October 31, 2023 and July 31, 2023, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

  Other assets and other liabilities. At October 31, 2023 and July 31, 2023, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

The Company is the primary beneficiary of a variable interest entity (“VIE”) that operates money transfer businesses. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. As a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying consolidated statements of income.

The VIE’s net income and aggregate funding provided by the Company were as follows:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Net income of the VIE	$81	$140

Aggregate funding provided by the Company, net	$114	$97

The VIE’s summarized consolidated balance sheet amounts are as follows:

	October 31, 2023	July 31, 2023
	(in thousands)
Assets:
Cash and equivalents	$1,881	$1,596
Restricted cash	6,578	7,848
Trade accounts receivable, net	23	62
Disbursement prefunding	1,037	585
Prepaid expenses	294	197
Other current assets	383	317
Property, plant, and equipment, net	219	272
Other intangibles, net	699	737

Total assets	$11,114	$11,614

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$—
Accrued expenses	86	70
Settlement liabilities	6,882	7,573
Due to the Company	140	26
Accumulated other comprehensive income	1	21
Noncontrolling interests	4,005	3,924

Total liabilities and noncontrolling interests	$11,114	$11,614

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Gain, Net

The following table summarizes the other operating gain, net by business segment:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(212)	$(2,512)
Corporate—Straight Path Communications Inc. class action insurance claims	684	1,725
Corporate—other	12	—
Fintech—write-off of contingent consideration liability	—	1,565
Fintech—government grants	—	33
Traditional Communications—cable telephony customer indemnification claim	—	(11)

Total	$484	$800

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three months ended October 31, 2023 and 2022. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Write-off of Contingent Consideration Liability

In September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. The Company recognized a gain on the write-off of this contingent consideration payment obligation.

Government Grants

In the three months ended October 31, 2022, Leaf received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a cable telephony customer related to patent infringement claims brought against the customer. On May 8, 2023, the Company and the customer agreed to release the Company from the indemnification agreement in exchange for $3.9 million, which was recorded as an expense in the third quarter of fiscal 2023.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2023 and July 31, 2023, there were no amounts outstanding under this facility. In the three months ended October 31, 2023 and 2022, IDT Telecom borrowed and repaid an aggregate of $30.3 million and nil, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2023 and July 31, 2023, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

2024 Equity Incentive Plan

On October 26, 2023, the Company’s Board of Directors adopted the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), which is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, deferred stock units (“DSUs”), and restricted stock. The number of shares of the Company’s Class B common stock available for the grant of awards under the 2024 Plan will be 250,000 shares. The 2024 Plan is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 13, 2023. The Company’s current equity incentive plan, the 2015 Stock Option and Incentive Plan (the “2015 Plan”), is scheduled to expire on September 16, 2024.

2015 Stock Option and Incentive Plan

On October 11, 2023, the Company’s Board of Directors amended the Company’s 2015 Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000 shares. The amendment is subject to approval by the Company’s stockholders at its annual meeting of stockholders on December 13, 2023.

In the three months ended October 31, 2023, the Company received cash from the exercise of stock options of $0.2 million for which the Company issued 12,500 shares of its Class B common stock. There were no stock option exercises in the three months ended October 31, 2022.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2023, the Company repurchased 125,470 shares of its Class B common stock for an aggregate purchase price of $2.8 million. In the three months ended October 31, 2022, the Company repurchased 203,436 shares of its Class B common stock for an aggregate purchase price of $5.0 million. At October 31, 2023, 4.6 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2023 and 2022, the Company paid $15,000 and $0.3 million, respectively, to repurchase 654 and 13,403 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$107	$133

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Basic weighted-average number of shares	25,178	25,603
Effect of dilutive securities:
Stock options	3	12
Non-vested restricted Class B common stock	96	1

Diluted weighted-average number of shares	25,277	25,616

There were no shares excluded from the calculation of diluted earnings per share in the three months ended October 31, 2023 and 2022.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2023	$(645)	$(16,547)	$(17,192)
Other comprehensive (loss) income attributable to IDT Corporation	(66)	631	565

Balance, October 31, 2023	$(711)	$(15,916)	$(16,627)

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

Regulatory Fees Audit

  The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At October 31, 2023 and July 31, 2023, the Company’s accrued expenses included $23.9 million and $26.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2023, the Company had purchase commitments of $18.6 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2023, the Company had aggregate performance bonds of $29.0 million outstanding.

Note 17—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended October 31,
	2023	2022
	(in thousands)
Foreign currency transaction losses	$(3,499)	$(1,030)
Equity in net loss of investee	(1,012)	(652)
Losses on investments	(917)	(1,941)
Other	(158)	(219)

Total	$(5,586)	$(3,842)

Note 18—Income Taxes

The Company’s income tax expense in the three months ended October 31, 2023 was based on an effective tax rate of 31.8% compared to 27.0% for fiscal 2023. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2024 applied retrospectively to all prior periods presented. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. The Company will adopt the amendments in this ASU prospectively on August 1, 2024. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Recently Issued Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2024 applied retrospectively to all prior periods presented. We are evaluating the impact that this ASU will have on our consolidated financial statements.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. We will adopt the amendments in this ASU prospectively on August 1, 2024. We are evaluating the impact that this ASU will have on our consolidated financial statements.

Results of Operations

We evaluate the performance of our business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of the consolidated results of operations.

As of October 31, 2023, we owned 90.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 80.0% of the outstanding shares of National Retail Solutions, or NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met and other assumptions, we would own 85.8% of net2phone 2.0 and 77.7% of NRS.

As of August 1, 2023, we include depreciation and amortization in “Direct cost of revenues” and “Selling, general and administrative” expense. Prior to August 1, 2023, depreciation and amortization was a separate caption in the consolidated statements of income. In addition, as of August 1, 2023, we are reporting gross profit and gross margin percentage in our “Results of Operations.” Depreciation and amortization expense of $4.8 million in the three months ended October 31, 2022 was reclassified to conform to the current year’s presentation as follows: $1.0 million was reclassified to “Direct cost of revenues” and $3.8 million was reclassified to “Selling, general and administrative” expense. Depreciation and amortization expense included in our business segments was as follows:

(in millions)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2023
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.5	$—	$0.6	$0.2	$—	$1.3
Included in “Selling, general and administrative expense”	0.3	0.7	0.8	2.0	—	3.8

Three Months Ended October 31, 2022
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.3	$—	$0.5	$0.2	$—	$1.0
Included in “Selling, general and administrative expense”	0.2	0.6	0.9	2.1	—	3.8

COVID-19

In May 2023, the World Health Organization declared an end to COVID-19 as a public health emergency. As of the date of this Quarterly Report, we continue to monitor the situation. We cannot predict with certainty the potential impact of COVID-19 if it re-invigorates on our results of operations, financial condition, or cash flows.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

●	for NRS, active point-of-sale, or POS, terminals, payment processing accounts, and recurring revenue,
●	for net2phone, seats and subscription revenue, and
●	for Traditional Communications, minutes of use.

NRS uses two key metrics, among others, to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that have not been fully installed by the end of the month. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with U.S. GAAP excluding its revenue from POS terminal sales.

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

Three Months Ended October 31, 2023 Compared to Three Months Ended October 31, 2022

National Retail Solutions Segment

NRS, which represented 8.0% and 6.0% of our total revenues in the three months ended October 31, 2023 and 2022, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended October 31,		Change
	2023	2022	$/#	%
	(in millions)
Revenues:
Recurring	$22.4	$17.8	$4.6	24.2%
Other	1.6	1.5	0.1	1.4

Total revenues	24.0	19.3	4.7	24.2
Direct cost of revenues	(3.1)	(2.3)	0.8	35.1
Gross profit	20.9	17.0	3.9	22.8
Selling, general and administrative	(15.4)	(11.8)	3.6	30.9

Income from operations	$5.5	$5.2	$0.3	4.4%
Gross margin percentage	87.1%	88.1%	(1.0)%

	October 31,		Change
	2023	2022	#	%
	(in thousands)
Active POS terminals	27.2	20.8	6.4	31%
Payment processing accounts	17.1	11.3	5.8	51%

Revenues. Revenues increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to the increase in the direct costs of NRS’ POS terminal sales.

  Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to increases in sales commissions and employee compensation. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense increased to 64.3% from 61.0% in the three months ended October 31, 2023 and 2022, respectively.

Fintech Segment

Fintech, which represented 8.8% and 6.2% of our total revenues in the three months ended October 31, 2023 and 2022, respectively, is comprised of BOSS Money, a provider of international money remittance and related value/payment transfer services, as well as other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation, or Leaf, a provider of digital wallet services in emerging markets, a variable interest entity, or VIE, that operates money transfer businesses, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended October 31,		Change
	2023	2022	$/#	%
	(in millions)
Revenues:
BOSS Money	$24.3	$17.6	$6.7	38.1%
Other	2.3	2.3	—	(0.4)

Total revenues	26.6	19.9	6.7	33.6
Direct cost of revenues	(11.8)	(8.3)	3.5	41.2
Gross profit	14.8	11.6	3.2	28.1
Selling, general and administrative	(16.2)	(11.7)	4.5	39.0
Other operating gain	—	1.6	(1.6)	(100.0)

(Loss) income from operations	$(1.4)	$1.5	$(2.9)	(191.5)%
Gross margin percentage	55.9%	58.2%	(2.3)%

Revenues. Revenues from BOSS Money increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily because of increased transaction volume in BOSS Money’s retail and digital channels. BOSS Money continues to benefit from the ongoing expansion of its retail agent network and cross-marketing to BOSS Revolution Calling customers.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to an increase BOSS Money’s direct cost of revenues, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to increases in debit and credit card processing charges, employee compensation, and bank fees. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense increased to 61.1% from 58.7% in the three months ended October 31, 2023 and 2022, respectively.

Other Operating Gain. In September 2022, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recognized a gain of $1.6 million on the write-off of this contingent consideration payment obligation.

net2phone Segment

The net2phone segment, which represented 6.6% and 5.3% of our total revenues in the three months ended October 31, 2023 and 2022, respectively, is comprised of net2phone’s cloud communications and contact center offerings.

	Three months ended October 31,		Change
	2023	2022	$/#	%
	(in millions)
Revenues:
Subscription	$18.5	$15.5	$3.0	19.0%
Other	1.4	1.4	—	1.6

Total revenues	19.9	16.9	3.0	17.6
Direct cost of revenues	(3.8)	(3.3)	0.5	13.8
Gross profit	16.1	13.6	2.5	18.5
Selling, general and administrative	(16.1)	(14.7)	1.4	10.0

Loss from operations	$—	$(1.1)	$1.1	99.3%
Gross margin percentage	80.9%	80.3%	0.6%

	October 31,		Change
	2023	2022	#	%
	(in thousands)
Seats served	364	309	55	18%

Revenues. net2phone’s revenues increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 driven primarily by the growth in subscription revenue in the U.S. and Latin American markets, which reflected the increase in seats served at October 31, 2023 compared to October 31, 2022.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to the increase in revenues, with the largest increase in the U.S. markets. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to increases in sales commissions, employee compensation, and consulting expense. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 81.0% from 86.5% in the three months ended October 31, 2023 and 2022, respectively.

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

Traditional Communications Segment

The Traditional Communications segment, which represented 76.6% and 82.5% of our total revenues in the three months ended October 31, 2023 and 2022, respectively, includes IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada, and IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended October 31,		Change
	2023	2022	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$100.0	$109.0	$(9.0)	(8.3)%
BOSS Revolution Calling	71.2	86.3	(15.1)	(17.4)
IDT Global	52.0	61.6	(9.6)	(15.5)
Other	7.5	8.8	(1.3)	(14.6)

Total revenues	230.7	265.7	(35.0)	(13.2)
Direct cost of revenues	(188.1)	(218.8)	(30.7)	(14.0)
Gross profit	42.6	46.9	(4.3)	(9.3)
Selling, general and administrative	(26.7)	(29.5)	(2.8)	(9.9)
Severance	(0.5)	(0.1)	0.4	423.5

Income from operations	$15.4	$17.3	$(1.9)	(10.8)%

Gross margin percentage	18.4%	17.7%	0.7%

Minutes of use:
BOSS Revolution Calling	496	626	(130)	(21)%
IDT Global	1,401	1,706	(305)	(18)%

Revenues. Revenues from IDT Digital Payments decreased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily from the deterioration of a key international corridor that was particularly impactful to revenues in the wholesale channel.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to the decreases in minutes of use and revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily due to decreases in employee compensation, sales commissions, marketing expense, and debit and credit card processing charges. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 11.5% from 11.1% in the three months ended October 31, 2023 and 2022, respectively.

Severance Expense. In the three months ended October 31, 2023 and 2022, Traditional Communications incurred severance expense of $0.5 million and $0.1 million, respectively.

Corporate

	Three months ended October 31,		Change
	2023	2022	$	%
	(in millions)
General and administrative	$(2.8)	$(1.9)	$0.9	44.3%
Other operating gain (expense), net	0.5	(0.8)	(1.3)	(161.4)

Loss from operations	$(2.3)	$(2.7)	$0.4	15.2%

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

General and Administrative. Corporate general and administrative expense increased in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 primarily because of increases in audit and accounting fees and employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.9% and 0.6% in the three months ended October 31, 2023 and 2022, respectively.

  Other Operating Expense, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of $0.2 million and $2.5 million in the three months ended October 31, 2023 and 2022, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $0.7 million and $1.7 million in the three months ended October 31, 2023 and 2022, respectively. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expense was $0.8 million and $0.6 million in the three months ended October 31, 2023 and 2022, respectively. The increase in stock-based compensation expense was primarily due to the grant in fiscal 2023 of deferred stock units, or DSUs, that, upon vesting, will entitle the grantees to receive shares of our Class B common stock. We estimated that the fair value of the DSUs on the date of grants was an aggregate of $5.4 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. At October 31, 2023, there was $1.6 million of total unrecognized compensation cost related to non-vested DSUs.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. At October 31, 2023, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $2.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

	Three months ended October 31,		Change
	2023	2022	$	%
	(in millions)
Income from operations	$17.2	$20.2	$(3.0)	(15.1)%
Interest income, net	0.8	0.5	0.3	65.8
Other expense, net	(5.6)	(3.8)	(1.8)	(45.4)
Provision for income taxes	(3.9)	(4.3)	0.4	9.0

Net income	8.5	12.6	(4.1)	(32.5)
Net income attributable to noncontrolling interests	(0.8)	(1.6)	0.8	47.4

Net income attributable to IDT Corporation	$7.7	$11.0	$(3.3)	(30.4)%

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2023	2022
	(in millions)
Foreign currency transaction losses	$(3.5)	$(1.0)
Equity in the net loss of investee	(1.0)	(0.7)
Losses on investments	(0.9)	(1.9)
Other	(0.2)	(0.2)

Total	$(5.6)	$(3.8)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of October 31, 2023 and 2022, our ownership was 33.3% and 26.57%, respectively, of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2023 compared to the similar period in fiscal 2023 was primarily due to changes in amounts attributable to the noncontrolling interests in NRS, net2phone 2.0, and the VIE.

Liquidity and Capital Resources

  As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2023 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2024.

At October 31, 2023, we had cash, cash equivalents, debt securities, and current equity investments of $159.7 million and working capital (current assets in excess of current liabilities) of $106.2 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At October 31, 2023, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $35.1 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

  The following table includes our anticipated material cash requirements from contractual obligations and other commitments at October 31, 2023:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$18.6	$18.6	$—	$—	$—
Connectivity obligations under service agreements	0.7	0.6	0.1	—	—
Operating leases including short-term leases	6.5	3.7	2.6	0.2	—

Total (1)	$25.8	$22.9	$2.7	$0.2	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $29.0 million in performance bonds, and up to $8.8 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Three months ended October 31,
	2023	2022
	(in millions)
Cash flows provided by (used in):
Operating activities	$14.8	$18.2
Investing activities	4.3	4.2
Financing activities	(2.6)	(7.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(6.9)	(6.1)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$9.6	$9.2

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $41.2 million at October 31, 2023 from $37.7 million at July 31, 2023 primarily due to amounts billed in the three months ended October 31, 2023 that were greater than collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $34.0 million at October 31, 2023 from $35.3 million at July 31, 2023 primarily due to decreases in the BOSS Revolution Calling and IDT Digital Payments deferred revenue balances.

Customer deposit liabilities at IDT Financial Services decreased to $79.5 million at October 31, 2023 from $86.5 million at July 31, 2023. Our restricted cash and cash equivalents included $80.1 million and $87.3 million at October 31, 2023 and July 31, 2023, respectively, held by the bank.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Investing Activities

Our capital expenditures were $4.3 million and $5.2 million in the three months ended October 31, 2023 and 2022, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending October 31, 2024 will be $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

As of July 27, 2023, the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. We subscribed to purchase additional shares for an aggregate of $1.0 million. In the three months ended October 31, 2023, we paid $0.7 million to purchase a portion of the shares.

Purchases of debt securities and equity investments were $7.8 million and $2.1 million in the three months ended October 31, 2023 and 2022, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $17.1 million and $11.5 million in the three months ended October 31, 2023 and 2022, respectively.

Financing Activities

We distributed cash of $0.1 million in both the three months ended October 31, 2023 and 2022 to the noncontrolling interests in certain of our subsidiaries.

In the three months ended October 31, 2023 and 2022, we received proceeds from financing-related other liabilities of $0.1 million and $0.3 million, respectively.

In the three months ended October 31, 2023 and 2022, we repaid financing-related other liabilities of $15,000 and $1.9 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2023 and July 31, 2023, there were no amounts outstanding under this facility. In the three months ended October 31, 2023 and 2022, IDT Telecom borrowed and repaid an aggregate of $30.3 million and nil, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2023, IDT Telecom was in compliance with all of the covenants.

In the three months ended October 31, 2023, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock. There were no stock option exercises in the three months ended October 31, 2022.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2023, we repurchased 125,470 shares of Class B common stock for an aggregate purchase price of $2.8 million. In the three months ended October 31, 2022, we repurchased 203,436 shares of Class B common stock for an aggregate purchase price of $5.0 million. At October 31, 2023, 4.6 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2023 and 2022, we paid $15,000 and $0.3 million, respectively, to repurchase 654 and 13,403 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 26% and 28% of our consolidated revenues in the three months ended October 31, 2023 and 2022, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At October 31, 2023 and July 31, 2023, the value of our debt and equity security holdings was an aggregate of $46.2 million and $58.5 million, respectively, which represented 9% and 11% of our total assets at October 31, 2023 and July 31, 2023, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2023.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2024:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
August 1-31, 2023	32,772	$22.95	32,772	4,669,435
September 1–30, 2023 (2)	61,178	$22.61	60,524	4,608,911
October 1–31, 2023	32,174	$22.12	32,174	4,576,737

Total	126,124	$22.57	125,470

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Total number of shares purchased includes 654 shares of our Class B common stock that were tendered by an employee of ours to satisfy the employee’s tax withholding obligations in connection with the lapsing of restrictions on deferred stock units. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

IDT CORPORATION

December 11, 2023	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

December 11, 2023	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

