Form 10-Q
period 2024-01-31
IDT CORP
filed 2024-03-11
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 6, 2024, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,813,251 shares outstanding (excluding 4,309,732 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2024	July 31, 2023
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$141,081	$103,637
Restricted cash and cash equivalents	93,231	95,186
Debt securities	31,419	42,414
Equity investments	5,076	6,198
Trade accounts receivable, net of allowance for credit losses of $6,315 at January 31, 2024 and allowance for doubtful accounts of $5,642 at July 31, 2023	37,392	32,092
Settlement assets, net of reserve of $1,514 at January 31, 2024 and $1,143 at July 31, 2023	17,200	32,396
Disbursement prefunding	27,749	30,113
Prepaid expenses	23,523	16,638
Other current assets	30,905	28,394

Total current assets	407,576	387,068
Property, plant, and equipment, net	38,713	38,655
Goodwill	26,318	26,457
Other intangibles, net	7,026	8,196
Equity investments	7,558	9,874
Operating lease right-of-use assets	5,079	5,540
Deferred income tax assets, net	18,313	24,101
Other assets	11,195	10,919

Total assets	$521,778	$510,810

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$21,514	$22,231
Accrued expenses	107,181	110,796
Deferred revenue	33,803	35,343
Customer deposits	87,553	86,481
Settlement liabilities	15,789	21,495
Other current liabilities	19,194	17,761

Total current liabilities	285,034	294,107
Operating lease liabilities	2,448	2,881
Other liabilities	3,716	3,354

Total liabilities	291,198	300,342
Commitments and contingencies
Redeemable noncontrolling interest	10,693	10,472
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2024 and July 31, 2023	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,069 and 27,851 shares issued and 23,781 and 23,699 shares outstanding at January 31, 2024 and July 31, 2023, respectively	281	279
Additional paid-in capital	300,631	301,408
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,288 and 4,152 shares of Class B common stock at January 31, 2024 and July 31, 2023, respectively	(118,631)	(115,461)
Accumulated other comprehensive loss	(17,276)	(17,192)
Retained earnings	46,746	24,662

Total IDT Corporation stockholders’ equity	211,784	193,729
Noncontrolling interests	8,103	6,267

Total equity	219,887	199,996

Total liabilities, redeemable noncontrolling interest, and equity	$521,778	$510,810

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands, except per share data)

Revenues	$296,098	$313,936	$597,302	$635,752
Direct cost of revenues	198,699	223,499	405,475	456,170
Gross profit	97,399	90,437	191,827	179,582
Operating expenses (gains):
Selling, general and administrative (i)	80,743	72,060	157,965	141,679
Severance	345	213	869	312
Other operating expense (gain), net (see Note 10)	294	(17)	(190)	(816)

Total operating expenses	81,382	72,256	158,644	141,175

Income from operations	16,017	18,181	33,183	38,407
Interest income, net	1,195	810	2,039	1,320
Other income (expense), net	2,534	1,613	(3,053)	(2,229)

Income before income taxes	19,746	20,604	32,169	37,498
Provision for income taxes	(3,992)	(5,295)	(7,939)	(9,634)

Net income	15,754	15,309	24,230	27,864
Net income attributable to noncontrolling interests	(1,329)	(686)	(2,146)	(2,239)

Net income attributable to IDT Corporation	$14,425	$14,623	$22,084	$25,625

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.57	$0.57	$0.88	$1.00

Diluted	$0.57	$0.57	$0.87	$1.00

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,175	25,510	25,176	25,556

Diluted	25,317	25,538	25,297	25,577

(i) Stock-based compensation included in selling, general and administrative expenses	$2,487	$1,286	$3,258	$1,858

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net income	$15,754	$15,309	$24,230	$27,864
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	270	188	204	(34)
Foreign currency translation adjustments	(919)	(2,227)	(288)	(2,372)

Other comprehensive loss	(649)	(2,039)	(84)	(2,406)

Comprehensive income	15,105	13,270	24,146	25,458
Comprehensive income attributable to noncontrolling interests	(1,329)	(686)	(2,146)	(2,239)

Comprehensive income attributable to IDT Corporation	$13,776	$12,584	$22,000	$23,219

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended January 31, 2024 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2023	$33	$279	$302,351	$(118,312)	$(16,627)	$32,321	$6,922	$206,967
Repurchases of Class B common stock through repurchase program	—	—	—	(319)	—	—	—	(319)
Restricted net2phone common stock purchased from employees	—	—	(3,611)	—	—	—	53	(3,558)
Exchange of National Retail Solutions shares for Class B common stock	—	2	81	—	—	—	(83)	—
Stock-based compensation	—	—	1,810	—	—	—	—	1,810
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Other comprehensive loss	—	—	—	—	(649)	—	—	(649)
Net income	—	—	—	—	—	14,425	1,215	15,640
BALANCE AT JANUARY 31, 2024	$33	$281	$300,631	$(118,631)	$(17,276)	$46,746	$8,103	$219,887

	Six Months Ended January 31, 2024 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2023	$33	$279	$301,408	$(115,461)	$(17,192)	$24,662	$6,267	$199,996
Exercise of stock options	—	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	(3,155)	—	—	—	(3,155)
Restricted Class B common stock purchased from employees	—	—	—	(15)	—	—	—	(15)
Restricted net2phone common stock purchased from employees	—	—	(3,611)	—	—	—	53	(3,558)
Exchange of National Retail Solutions shares for Class B common stock	—	2	81	—	—	—	(83)	—
Stock-based compensation	—	—	2,581	—	—	—	—	2,581
Distributions to noncontrolling interests	—	—	—	—	—	—	(59)	(59)
Other comprehensive loss	—	—	—	—	(84)	—	—	(84)
Net income	—	—	—	—	—	22,084	1,925	24,009
BALANCE AT JANUARY 31, 2024	$33	$281	$300,631	$(118,631)	$(17,276)	$46,746	$8,103	$219,887

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended January 31,
	2024	2023
	(in thousands)
Operating activities
Net income	$24,230	$27,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,146	9,801
Deferred income taxes	5,787	7,788
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	1,696	915
Net unrealized loss from marketable securities	1,234	2,349
Stock-based compensation	3,258	1,858
Other	1,595	1,359
Change in assets and liabilities:
Trade accounts receivable	(7,040)	2,483
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	9,966	2,323
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(12,021)	(19,344)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	2,253	15
Deferred revenue	(1,381)	(1,795)

Net cash provided by operating activities	39,723	35,616
Investing activities
Capital expenditures	(8,885)	(10,578)
Purchase of convertible preferred stock in equity method investment	(1,009)	—
Payments for acquisition	(60)	—
Purchases of debt securities and equity investments	(19,357)	(28,129)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	31,231	27,531

Net cash provided by (used in) investing activities	1,920	(11,176)
Financing activities
Distributions to noncontrolling interests	(59)	(187)
Proceeds from other liabilities	100	300
Repayment of other liabilities.	(15)	(2,014)
Proceeds from borrowings under revolving credit facility	30,588	2,383
Repayment of borrowings under revolving credit facility.	(30,588)	(2,383)
Proceeds from exercise of stock options	172	172
Repurchases of Class B common stock	(3,170)	(5,341)

Net cash used in financing activities	(2,972)	(7,070)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(3,182)	746

Net increase in cash, cash equivalents, and restricted cash and cash equivalents	35,489	18,116
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	198,823	189,562

Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$234,312	$207,678

Supplemental schedule of non-cash financing activities
Restricted net2phone common stock withheld from employees for income tax obligations	$3,558	$—
Value of Class B common stock exchanged for National Retail Solutions shares	$6,254	$—
Stock issued to certain executive officers for bonus payments	$—	$615

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024. The balance sheet at July 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2024 refers to the fiscal year ending July 31, 2024).

As of January 31, 2024, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.2% of the outstanding shares of National Retail Solutions (“NRS”), and, on a fully diluted basis, assuming all the vesting criteria related to various rights granted have been met and other assumptions, the Company would own 90.8% of net2phone 2.0 and 78.9% of NRS.

Reclassifications

From and after August 1, 2023, the Company includes depreciation and amortization in “Direct cost of revenues” and “Selling, general and administrative” expense and is reporting gross profit (in accordance with U.S. GAAP) in the consolidated statements of income. Prior to August 1, 2023, depreciation and amortization was a separate caption in the consolidated statements of income. Depreciation and amortization expense of $5.0 million in the three months ended January 31, 2023 was reclassified to conform to the current year’s presentation as follows: $1.1 million was reclassified to “Direct cost of revenues” and $3.9 million was reclassified to “Selling, general and administrative” expense, and depreciation and amortization expense of $9.8 million in the six months ended January 31, 2023 was reclassified to conform to the current year’s presentation as follows: $2.1 million was reclassified to “Direct cost of revenues” and $7.7 million was reclassified to “Selling, general and administrative” expense.

In the consolidated statements of cash flows, cash provided by “Trade accounts receivable” in the six months ended January 31, 2023 of $13.8 million was reclassified to “Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets” to conform to the current year’s presentation.

Recently Adopted Accounting Standard

On August 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, that changed the impairment model for most financial assets and certain other instruments. For receivables, entities are required to use a new forward-looking current expected credit loss model to determine its allowance for credit losses, which replaced the allowance for doubtful accounts. When determining the allowance for credit losses for its trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks will be assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. For available-for-sale debt securities with unrealized losses, the concept of “other-than-temporary” impairment was replaced by a determination whether any impairment is a result of a credit loss or other factors. The portion of the unrealized loss that is the result of a credit loss is recognized as an allowance and a corresponding expense recorded in “Other income (expense), net” in the consolidated statements of income. Unrealized loss that is not the result of a credit loss is recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements, and it was not necessary to record a cumulative-effect adjustment to retained earnings as of August 1, 2023.

Note 2—Business Segment Information

The Company has four reportable business segments, NRS, Fintech, net2phone, and Traditional Communications. Any items not included within, or allocated to, one of the segments is presented under “Corporate.”

The NRS segment is an operator of a nationwide point-of-sale (“POS”) network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation (“Leaf”), a provider of digital wallet services in emerging markets, a variable interest entity that operates money transfer businesses, and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

The net2phone segment is comprised of net2phone’s cloud communications and contact center offerings.

The Traditional Communications segment includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2024
Revenues	$25,223	$27,987	$20,353	$222,535	$—	$296,098
Income (loss) from operations	5,349	(736)	367	14,618	(3,581)	16,017
Depreciation and amortization:
Included in “Direct cost of revenues”	483	62	600	185	—	1,330
Included in “Selling, general and administrative expense”	294	662	952	1,844	17	3,769

Three Months Ended January 31, 2023
Revenues	$19,822	$20,321	$17,794	$255,999	$—	$313,936
Income (loss) from operations	5,374	(806)	(575)	17,008	(2,820)	18,181
Depreciation and amortization:
Included in “Direct cost of revenues”	357	21	536	191	—	1,105
Included in “Selling, general and administrative expense”	237	637	855	2,160	18	3,907

Six Months Ended January 31, 2024
Revenues	$49,217	$54,550	$40,280	$453,255	$—	$597,302
Income (loss) from operations	10,810	(2,120)	360	30,024	(5,891)	33,183
Depreciation and amortization:
Included in “Direct cost of revenues”	933	85	1,199	369	—	2,586
Included in “Selling, general and administrative expense”	579	1,333	1,792	3,807	49	7,560

Six Months Ended January 31, 2023
Revenues	$39,135	$40,208	$34,744	$521,665	$—	$635,752
Income (loss) from operations	10,605	706	(1,631)	34,271	(5,544)	38,407
Depreciation and amortization:
Included in “Direct cost of revenues”	676	45	1,034	384	—	2,139
Included in “Selling, general and administrative expense”	395	1,235	1,709	4,287	36	7,662

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
National Retail Solutions	$25,223	$19,822	$49,217	$39,135

BOSS Money	25,039	17,649	49,278	35,203
Other	2,948	2,672	5,272	5,005

Total Fintech	27,987	20,321	54,550	40,208

net2phone	20,353	17,794	40,280	34,744

IDT Digital Payments	99,620	106,127	199,606	215,177
BOSS Revolution Calling	66,703	82,831	137,925	169,083
IDT Global	48,741	58,631	100,775	120,242
Other	7,471	8,410	14,949	17,163

Total Traditional Communications	222,535	255,999	453,255	521,665

Total	$296,098	$313,936	$597,302	$635,752

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2024
United States	$25,223	$26,901	$10,700	$163,774	$226,598
Outside the United States:
United Kingdom	—	—	—	50,390	50,390
Other	—	1,086	9,653	8,371	19,110

Total outside the United States	—	1,086	9,653	58,761	69,500

Total	$25,223	$27,987	$20,353	$222,535	$296,098

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2023
United States	$19,822	$19,612	$9,514	$176,424	$225,372
Outside the United States:
United Kingdom	—	—	—	69,000	69,000
Other	—	709	8,280	10,575	19,564

Total outside the United States	—	709	8,280	79,575	88,564

Total	$19,822	$20,321	$17,794	$255,999	$313,936

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2024
United States	$49,217	$52,734	$21,388	$326,842	$450,181
Outside the United States:
United Kingdom	—	—	—	109,232	109,232
Other	—	1,816	18,892	17,181	37,889

Total outside the United States	—	1,816	18,892	126,413	147,121

Total	$49,217	$54,550	$40,280	$453,255	$597,302

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2023
United States	$39,135	$38,867	$18,316	$361,262	$457,580
Outside the United States:
United Kingdom	—	—	—	137,940	137,940
Other	—	1,341	16,428	22,463	40,232

Total outside the United States	—	1,341	16,428	160,403	178,172

Total	$39,135	$40,208	$34,744	$521,665	$635,752

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of January 31, 2024. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending January 31:
2025	$5,896	$38,854	$44,750
2026	4,940	18,769	23,709
Thereafter	4,838	6,213	11,051

Total	$15,674	$63,836	$79,510

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$15,803	$17,072	$19,605	$21,205

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

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2024	July 31, 2023
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,197	$4,460
Deferred customer contract acquisition costs included in “Other assets”	3,871	3,734

Total	$8,068	$8,194

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,194	$1,228	$2,409	$2,405

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

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$734	$799	$1,492	$1,566
Short-term lease cost	132	259	459	528

Total lease cost	$866	$1,058	$1,951	$2,094

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$724	$824	$1,515	$1,588

	January 31, 2024	July 31, 2023
Weighted-average remaining lease term-operating leases	2.6 years	2.3 years

Weighted-average discount rate-operating leases	4.3%	3.7%

In the six months ended January 31, 2024 and 2023, the Company obtained right-of-use assets of $0.9 million and $1.7 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	January 31, 2024	July 31, 2023
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,810	$2,861
Operating lease liabilities included in noncurrent liabilities	2,448	2,881

Total	$5,258	$5,742

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending January 31:
2025	$2,988
2026	1,344
2027	636
2028	320
2029	183
Thereafter	152

Total lease payments	5,623
Less imputed interest	(365)

Total operating lease liabilities	$5,258

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	January 31, 2024	July 31, 2023
	(in thousands)
Cash and cash equivalents	$141,081	$103,637
Restricted cash and cash equivalents	93,231	95,186

Total cash, cash equivalents, and restricted cash and cash equivalents	$234,312	$198,823

At January 31, 2024 and July 31, 2023, restricted cash and cash equivalents included $88.2 million and $87.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At January 31, 2024 and July 31, 2023, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $39.8 million and $20.6 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2024:
Certificates of deposit*	$960	$—	$—	$960
U.S. Treasury bills and notes	23,738	12	(76)	23,674
Government sponsored enterprise notes	3,261	1	(3)	3,259
Corporate bonds	3,901	1	(376)	3,526

Total	$31,860	$14	$(455)	$31,419

July 31, 2023:
Certificates of deposit*	$4,080	$—	$(4)	$4,076
U.S. Treasury bills and notes	31,186	—	(148)	31,038
Government sponsored enterprise notes	3,881	—	(8)	3,873
Corporate bonds	3,912	—	(485)	3,427

Total	$43,059	$—	$(645)	$42,414

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of January 31, 2024, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of January 31, 2024 and July 31, 2023, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $14.2 million and $16.1 million in the three months ended January 31, 2024 and 2023, respectively, and $31.2 million and $27.5 million in the six months ended January 31, 2024 and 2023, respectively. There were no realized gains or realized losses from sales of debt securities in the three and six months ended January 31, 2024 and 2023. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2024 were as follows:

Fair Value
(in thousands)
Within one year	$23,087
After one year through five years	7,496
After five years through ten years	808
After ten years	28

Total	$31,419

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2024:
Certificates of deposit	$—	$—
U.S. Treasury bills and notes	76	21,754
Government sponsored enterprise notes	3	2,910
Corporate bonds	376	3,384

Total	$455	$28,048

July 31, 2023:
Certificates of deposit	$4	$3,356
U.S. Treasury bills and notes	148	31,038
Government sponsored enterprise notes	8	3,873
Corporate bonds	485	3,368

Total	$645	$41,635

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2024:
U.S. Treasury bills and notes	$63	$2,837
Corporate bonds	376	3,384

Total	$439	$6,221

July 31, 2023:
U.S. Treasury bills and notes	$86	$816
Corporate bonds	484	3,299

Total	$570	$4,115

Note 7—Equity Investments

Equity investments consist of the following:

	January 31, 2024	July 31, 2023
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2024 and July 31, 2023	$138	$89
Rafael Holdings, Inc. Class B common stock, 278,810 shares at January 31, 2024 and July 31, 2023	505	558
Other marketable equity securities	188	1,497
Fixed income mutual funds	4,245	4,054

Current equity investments	$5,076	$6,198

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,450	$1,263
Convertible preferred stock—equity method investment	1,932	2,784
Hedge funds	2,951	3,002
Other	1,225	2,825

Noncurrent equity investments	$7,558	$9,874

Howard S. Jonas, the Chairman of the Company and the Chairman of the Company’s Board of Directors, is also the Vice-Chairman of the Board of Directors of Zedge, Inc. and the Chairman of the Board of Directors and Executive Chairman of Rafael Holdings, Inc.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$1,747	$1,474	$1,632	$1,501
Adjustment for observable transactions involving a similar investment from the same issuer	202	120	187	93
Upward adjustment	—	—	130	—
Redemption	(230)	—	(230)	—
Impairments	—	—	—	—

Balance, end of the period	$1,719	$1,594	$1,719	$1,594

The Company increased the carrying value of the shares of Visa Series C Preferred it held based on the fair value of Visa Class A common stock, including a discount for lack of current marketability, which is classified as “Adjustment for observable transactions involving a similar investment from the same issuer” in the table above. In addition, in connection with the acquisition of Regal Bancorp by SR Bancorp, the Company received cash of $0.2 million in December 2023 in exchange for its shares of Regal Bancorp common stock.

Unrealized gains (losses) for all equity investments measured at fair value included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net gains (losses) recognized during the period on equity investments	$715	$(228)	$(202)	$(2,169)
Less: net gains recognized during the period on equity investments sold during the period	—	22	130	18

Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$715	$(250)	$(332)	$(2,187)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Unrealized gains (losses) recognized during the period on equity investments:
Rafael Class B common stock	$9	$82	$(53)	$9

Zedge Class B common stock	$57	$3	$49	$(24)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of January 31, 2024 and July 31, 2023, the Company’s ownership was 33.4% and 33.3%, respectively, of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

In February 2024, each of the EMI’s shareholders (including the Company) agreed to purchase additional shares of the EMI’s convertible preferred stock. The Company paid $0.3 million in February 2024 and is committed to pay $0.2 million in March 2024 to purchase the additional shares.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$2,444	$349	$2,784	$1,001
Purchase of convertible preferred stock	336	—	1,009	—
Equity in the net loss of investee	(506)	(542)	(1,176)	(1,012)
Amortization of equity method basis difference	(342)	(181)	(685)	(363)

Balance, end of the period	$1,932	$(374)	$1,932	$(374)

Summarized financial information of the EMI was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)

Revenues	$5,087	$1,818	$7,821	$3,691
Costs and expenses:
Direct cost of revenues	4,085	1,535	6,482	3,228
Selling, general and administrative	2,385	1,772	4,570	3,408

Total costs and expenses	6,470	3,307	11,052	6,636

Loss from operations	(1,383)	(1,489)	(3,231)	(2,945)
Other expense, net	—	(498)	—	(842)

Net loss	$(1,383)	$(1,987)	$(3,231)	$(3,787)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2024
Debt securities	$23,674	$7,745	$—	$31,419
Equity investments included in current assets	5,076	—	—	5,076
Equity investments included in noncurrent assets	—	1,000	1,450	2,450

Total	$28,750	$8,745	$1,450	$38,945

Acquisition consideration included in:
Other current liabilities	$—	$—	$(1,945)	$(1,945)
Other noncurrent liabilities	—	—	(2,572)	(2,572)

Total	$—	$—	$(4,517)	$(4,517)

July 31, 2023
Debt securities	$31,038	$11,376	$—	$42,414
Equity investments included in current assets	6,198	—	—	6,198
Equity investments included in noncurrent assets	—	2,500	1,263	3,763

Total	$37,236	$13,876	$1,263	$52,375

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,032)	$(2,032)
Other noncurrent liabilities	—	—	(2,773)	(2,773)

Total	$—	$—	$(4,805)	$(4,805)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At both January 31, 2024 and July 31, 2023, the Company had $3.0 million in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$1,248	$1,105	$1,263	$1,132
Total gains included in “Other income (expense), net”	202	120	187	93

Balance, end of period	$1,450	$1,225	$1,450	$1,225

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$4,588	$6,603	$4,805	$8,546
Payments	—	—	(214)	(375)
Total (gains) losses included in:
“Other operating (expense) gain, net”	(73)	—	(73)	(1,565)
“Foreign currency translation adjustment”	2	6	(1)	3

Balance, end of period	$4,517	$6,609	$4,517	$6,609

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

In the six months ended January 31, 2024 and 2023, the Company paid an aggregate of $0.2 million and $0.4 million, respectively, for contingent consideration related to prior acquisitions. In addition, in January 2024, the Company determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met, and, in September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. The Company recognized gains on the write-off of these contingent consideration payment obligations, which were included in “Other operating (expense) gain, net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities. At January 31, 2024 and July 31, 2023, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2024 and July 31, 2023, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The VIE’s net (loss) income and aggregate funding provided by (repaid to) the Company were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net (loss) income of the VIE	$(107)	$25	$(26)	$165

Aggregate funding provided by (repaid to) the Company, net	$123	$(10)	$237	$87

The VIE’s summarized consolidated balance sheet amounts are as follows:

	January 31, 2024	July 31, 2023
	(in thousands)
Assets:
Cash and equivalents	$2,394	$1,596
Restricted cash	4,934	7,848
Trade accounts receivable, net	90	62
Disbursement prefunding	1,056	585
Prepaid expenses	323	197
Other current assets	255	317
Property, plant, and equipment, net	166	272
Other intangibles, net	661	737

Total assets	$9,879	$11,614

Liabilities and noncontrolling interests:
Trade accounts payable	$11	$—
Accrued expenses	334	70
Settlement liabilities	5,336	7,573
Due to the Company	263	26
Accumulated other comprehensive income	37	21
Noncontrolling interests	3,898	3,924

Total liabilities and noncontrolling interests	$9,879	$11,614

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating (Expense) Gain, Net

The following table summarizes the other operating (expense) gain, net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(2,552)	$(1,597)	$(2,764)	$(4,109)
Corporate—Straight Path Communications Inc. class action insurance claims	2,186	1,263	2,869	2,988
Corporate—other	—	—	12	—
Fintech—write-off of contingent consideration liability	—	—	—	1,565
Fintech— government grants	—	349	—	382
net2phone—write-off of contingent consideration liability	73	—	73	—
Traditional Communications— cable telephony customer indemnification claim	—	(1)	—	(12)
Traditional Communications—other	(1)	3	—	2

Total other operating (expense) gain, net	$(294)	$17	$190	$816

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and six months ended January 31, 2024 and 2023. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Write-off of Contingent Consideration Liability

In January 2024, the Company determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met. In addition, in September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. The Company recognized gains on the write-off of these contingent consideration payment obligations in the net2phone and Fintech segments.

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

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2024 and July 31, 2023, there were no amounts outstanding under this facility. In the six months ended January 31, 2024 and 2023, IDT Telecom borrowed and repaid an aggregate of $30.6 million and $2.4 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2024 and July 31, 2023, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

2024 Equity Incentive Plan

On December 13, 2023, the Company’s stockholders approved the adoption of the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), which is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, deferred stock units (“DSUs”), and restricted stock, from and after September 16, 2024. There are 250,000 shares of the Company’s Class B common stock reserved for the grant of awards under the 2024 Plan.

2015 Stock Option and Incentive Plan

On December 13, 2023, the Company’s stockholders approved an amendment to the Company’s 2015 Stock Option and Incentive Plan (the “2015 Plan”) to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000 shares. The 2015 Plan is scheduled to expire on September 16, 2024.

In both the six months ended January 31, 2024 and 2023, the Company received cash from the exercise of stock options of $0.2 million for which the Company issued 12,500 shares of its Class B common stock.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2024, the Company repurchased 135,261 shares of its Class B common stock for an aggregate purchase price of $3.2 million. In the six months ended January 31, 2023, the Company repurchased 203,436 shares of its Class B common stock for an aggregate purchase price of $5.0 million. At January 31, 2024, 4.6 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2024 and 2023, the Company paid $15,000 and $0.3 million, respectively, to repurchase 654 and 13,403 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program (under its 2015 Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On February 21, 2024, the second vesting date under the program, in accordance with the program and based on certain elections made by grantees, the Company issued 53,706 shares of its Class B common stock for vested DSUs. Subject to continued full time employment or other services to the Company, the remaining 147,540 DSUs are scheduled to vest on February 25, 2025, the third and final vesting date under the program.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants, including 23,500 DSUs that, upon vesting, represent the right to receive shares of the Company’s Class B common stock, and 50,000 shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. The Company currently believes it is probable that some of the milestones will be satisfied, and some of the contingent bonus will be earned, for which the contingent bonus may be paid, at Mr. Pereira’s option, in either shares of the Company’s Class B common stock or cash. In the three and six months ended January 31, 2024, the Company recorded an aggregate stock-based compensation expense of $1.4 million related to these equity grants and the contingent bonus, which is included in “Selling, general and administrative expense” in the accompanying consolidated statements of income. At January 31, 2024, there was an aggregate of $0.4 million of total unrecognized compensation cost related to Mr. Pereira’s non-vested DSUs, which is expected to be recognized over the remaining vesting period that ends in February 2025. Also at January 31, 2024, there was an aggregate of $2.0 million of total unrecognized compensation cost related to the probable portion of Mr. Pereira’s contingent bonus, which is expected to be recognized over the estimated period that the Company expects the milestones to be satisfied, which ends in the first quarter of fiscal 2025.

Exchange of NRS Shares for the Company’s Shares

In January 2024, three management employees of NRS exchanged shares of NRS’ Class B common stock that they held for shares of the Company’s Class B common stock with an equal value. The NRS shares in the exchange represented an aggregate of 1.25% of NRS’ outstanding shares, which were exchanged for an aggregate of 192,433 shares of the Company’s Class B common stock. The Company accounted for the exchange as an equity transaction and recorded a decrease in “Noncontrolling interests” and an increase in “Additional paid-in capital” of $0.1 million, based on the carrying amount of the 1.25% noncontrolling interest in NRS.

Restricted net2phone 2.0 Common Stock Repurchased from Employees

In January 2024, the restrictions lapsed on the 0.5 million restricted shares of net2phone 2.0 Class B common stock that were granted in December 2020 to each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer. In addition, in January 2024, Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock in connection with the agreement described above. The Company withheld a portion of these shares representing an aggregate of 4.5% of the outstanding shares of net2phone 2.0 with an aggregate fair value of $3.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock or the grant of shares. The fair value per share of the net2phone 2.0 Class B common stock was based on a valuation of the business enterprise using a market approach and income approach. The Company recorded an increase in “Noncontrolling interests” of $53,000 and a decrease in “Additional paid-in capital” of $3.61 million, and an offsetting income tax withholding liability of $3.6 million.

Subsequent Event—Dividend Payments

In March 2024, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share on the Company’s Class A and Class B common stock. The initial dividend will be paid on or about March 27, 2024 with a record date of March 19, 2024. The dividend will supplement the Company’s existing stock repurchase program.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$114	$65	$221	$198

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Basic weighted-average number of shares	25,175	25,510	25,176	25,556
Effect of dilutive securities:
Stock options	—	9	1	11
Non-vested restricted Class B common stock	142	19	120	10

Diluted weighted-average number of shares	25,317	25,538	25,297	25,577

There were no shares excluded from the calculation of diluted earnings per share in the three and six months ended January 31, 2024 and 2023.

Note 15—Accumulated Other Comprehensive Loss

  The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2023	$(645)	$(16,547)	$(17,192)
Other comprehensive income (loss) attributable to IDT Corporation	204	(288)	(84)

Balance, January 31, 2024	$(441)	$(16,835)	$(17,276)

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

Regulatory Fees Audit

  The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At January 31, 2024 and July 31, 2023, the Company’s accrued expenses included $23.4 million and $26.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2024, the Company had purchase commitments of $17.6 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2024, the Company had aggregate performance bonds of $29.0 million outstanding.

Note 17—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2024	2023	2024	2023
	(in thousands)
Foreign currency transaction gains (losses)	$2,510	$2,480	$(989)	$1,451
Equity in net loss of investee	(848)	(723)	(1,861)	(1,375)
Gains (losses) on investments, net	715	(228)	(202)	(2,169)
Other	157	84	(1)	(136)

Total other income (expense), net	$2,534	$1,613	$(3,053)	$(2,229)

Note 18—Income Taxes

As of January 31, 2024, the Company’s best estimate of the effective tax rate expected to be applicable for fiscal 2024 was 24.7% compared to 27.0% at July 31, 2023. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, primarily related to the rate reconciliation and income taxes paid disclosures as well as certain other amendments to income tax disclosures. Entities will be required on an annual basis to consistently categorize and provide greater disaggregation of rate reconciliation information and further disaggregate their income taxes paid. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2025. The amendments in this ASU should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), Accounting for and Disclosure of Crypto Assets, that changes the accounting for crypto assets from a cost-less-impairment model to fair value, with changes recognized in net income each reporting period. The ASU also requires enhanced disclosures including, among other things, the name, cost basis, fair value, and number of units for each significant holding, and a rollforward of annual activity including additions, dispositions, gains, and losses. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2025. The ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of adoption. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2024 applied retrospectively to all prior periods presented. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2023 (or the 2023 Form 10-K) as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our 2023 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our 2023 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In December 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, primarily related to the rate reconciliation and income taxes paid disclosures as well as certain other amendments to income tax disclosures. Entities will be required on an annual basis to consistently categorize and provide greater disaggregation of rate reconciliation information and further disaggregate their income taxes paid. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2025. The amendments in this ASU should be applied on a prospective basis, although retrospective application is permitted. We are evaluating the impact that this ASU will have on our consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), Accounting for and Disclosure of Crypto Assets, that changes the accounting for crypto assets from a cost-less-impairment model to fair value, with changes recognized in net income each reporting period. The ASU also requires enhanced disclosures including, among other things, the name, cost basis, fair value, and number of units for each significant holding, and a rollforward of annual activity including additions, dispositions, gains, and losses. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2025. The ASU requires a cumulative-effect adjustment to the opening balance of retained earnings as of adoption. We are evaluating the impact that this ASU will have on our consolidated financial statements.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2024 applied retrospectively to all prior periods presented. We are evaluating the impact that this ASU will have on our consolidated financial statements.

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

As of January 31, 2024, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.2% of the outstanding shares of National Retail Solutions, or NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met and other assumptions, we would own 90.8% of net2phone 2.0 and 78.9% of NRS.

From and after August 1, 2023, we include depreciation and amortization in “Direct cost of revenues” and “Selling, general and administrative” expense. Prior to August 1, 2023, depreciation and amortization was a separate caption in the consolidated statements of income. In addition, from and after August 1, 2023, we are reporting gross profit and gross margin percentage in our “Results of Operations” in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. Depreciation and amortization expense of $5.0 million in the three months ended January 31, 2023 was reclassified to conform to the current year’s presentation as follows: $1.1 million was reclassified to “Direct cost of revenues” and $3.9 million was reclassified to “Selling, general and administrative” expense, and depreciation and amortization expense of $9.8 million in the six months ended January 31, 2023 was reclassified to conform to the current year’s presentation as follows: $2.1 million was reclassified to “Direct cost of revenues” and $7.7 million was reclassified to “Selling, general and administrative” expense. Depreciation and amortization expense included in our business segments was as follows:

(in millions)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2024
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.5	$—	$0.6	$0.2	$—	$1.3
Included in “Selling, general and administrative expense”	0.3	0.7	1.0	1.8	—	3.8

Three Months Ended January 31, 2023
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.4	$—	$0.5	$0.2	$—	$1.1
Included in “Selling, general and administrative expense”	0.2	0.6	0.9	2.2	—	3.9

Six Months Ended January 31, 2024
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.9	$0.1	$1.2	$0.4	$—	$2.6
Included in “Selling, general and administrative expense”	0.6	1.3	1.8	3.8	0.1	7.6

Six Months Ended January 31, 2023
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.7	$—	$1.0	$0.4	$—	$2.1
Included in “Selling, general and administrative expense”	0.4	1.3	1.7	4.3	—	7.7

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

NRS uses two key metrics to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that have not been fully installed by the end of the month. Payment processing accounts are NRS PAY accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with U.S. GAAP, excluding its revenue from POS terminal sales.

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

Three and Six Months Ended January 31, 2024 Compared to Three and Six Months Ended January 31, 2023

National Retail Solutions Segment

NRS, which represented 8.5% and 6.3% of our total revenues in the three months ended January 31, 2024 and 2023, respectively, and 8.2% and 6.2% of our total revenues in the six months ended January 31, 2024 and 2023, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
Recurring	$23.9	$18.3	$5.6	30.4%	$46.3	$36.2	$10.1	27.9%
Other	1.3	1.5	(0.2)	(11.3)	2.9	2.9	—	(0.5)

Total revenues	25.2	19.8	5.4	27.2	49.2	39.1	10.1	25.8
Direct cost of revenues	(2.6)	(2.6)	—	2.1	(5.7)	(4.8)	0.9	17.6

Gross profit	22.6	17.2	5.4	31.0	43.5	34.3	9.2	26.9
Selling, general and administrative	(17.3)	(11.8)	5.5	45.3	(32.7)	(23.7)	9.0	38.1

Income from operations	$5.3	$5.4	$(0.1)	(0.5)%	$10.8	$10.6	$0.2	1.9%

Gross margin percentage	89.5%	87.0%	2.5%		88.4%	87.5%	0.9%

	January 31,		Change
	2024	2023	#	%
	(in thousands)
Active POS terminals	28.7	22.4	6.3	28%
Payment processing accounts	18.2	12.5	5.7	45%

Revenues. Revenues increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to the increase in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in sales commissions and employee compensation. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense increased to 68.3% from 59.9% in the three months ended January 31, 2024 and 2023, respectively, and increased to 66.4% from 60.4% in the six months ended January 31, 2024 and 2023, respectively.

Fintech Segment

Fintech, which represented 9.4% and 6.5% of our total revenues in the three months ended January 31, 2024 and 2023, respectively, and 9.1% and 6.3% of our total revenues in the six months ended January 31, 2024 and 2023, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation, or Leaf, a provider of digital wallet services in emerging markets, a variable interest entity, or VIE, that operates money transfer businesses, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
BOSS Money	$25.0	$17.6	$7.4	41.9%	$49.3	$35.2	$14.1	40.0%
Other	3.0	2.7	0.3	10.3	5.3	5.0	0.3	5.3

Total revenues	28.0	20.3	7.7	37.7	54.6	40.2	14.4	35.7
Direct cost of revenues	(11.9)	(8.0)	3.9	47.8	(23.6)	(16.3)	7.3	44.4

Gross profit	16.1	12.3	3.8	31.1	31.0	23.9	7.1	29.7
Selling, general and administrative	(16.8)	(13.4)	3.4	25.3	(33.1)	(25.1)	8.0	31.7
Other operating gain	—	0.3	(0.3)	(100.0)	—	1.9	(1.9)	(100.0)

(Loss) income from operations	$(0.7)	$(0.8)	$0.1	8.6%	$(2.1)	$0.7	$(2.8)	(400.5)%

Gross margin percentage	57.5%	60.4%	(2.9)%		56.7%	59.3%	(2.6)%

Revenues. Revenues from BOSS Money increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily because of increased transaction volume in BOSS Money’s retail and digital channels. BOSS Money continues to benefit from cross-marketing to BOSS Revolution Calling customers, the expansion of its retail agent network, and ongoing efforts to enhance user-experience within the BOSS Money and BOSS Calling apps.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to an increase BOSS Money’s direct cost of revenues, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in debit and credit card processing charges, employee compensation, and bank fees. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 60.1% from 66.1% in the three months ended January 31, 2024 and 2023, respectively, and decreased to 60.6% from 62.4% in the six months ended January 31, 2024 and 2023, respectively.

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

net2phone Segment

The net2phone segment, which represented 6.9% and 5.7% of our total revenues in the three months ended January 31, 2024 and 2023, respectively, 6.8% and 5.5% of our total revenues in the six months ended January 31, 2024 and 2023, respectively, is comprised of net2phone’s cloud communications and contact center offerings.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
Subscription	$19.3	$16.3	$3.0	18.5%	$37.8	$31.8	$6.0	18.8%
Other	1.1	1.5	(0.4)	(30.7)	2.5	2.9	(0.4)	(15.0)

Total revenues	20.4	17.8	2.6	14.4	40.3	34.7	5.6	15.9
Direct cost of revenues	(4.0)	(3.6)	0.4	10.4	(7.7)	(6.9)	0.8	12.0

Gross profit	16.4	14.2	2.2	15.4	32.6	27.8	4.8	16.9
Selling, general and administrative	(16.1)	(14.8)	1.3	8.9	(32.3)	(29.4)	2.9	9.5
Other operating gain	0.1	—	0.1	nm	0.1	—	0.1	nm

Income (loss) from operations	$0.4	$(0.6)	$1.0	163.8%	$0.4	$(1.6)	$2.0	122.1%

Gross margin percentage	80.7%	80.0%	0.7%		80.8%	80.1%	0.7%

nm—not meaningful

	January 31,		Change
	2024	2023	#	%
	(in thousands)
Seats served	375	327	48	15%

Revenues. net2phone’s revenues increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 driven primarily by the growth in subscription revenue in the U.S. and Latin American markets, which reflected the increase in seats served at January 31, 2024 compared to January 31, 2023.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to the increase in revenues, with the largest increase in the U.S. markets. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in employee compensation, sales commissions, and consulting expense. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 79.2% from 83.2% in the three months ended January 31, 2024 and 2023, respectively, and decreased to 80.1% from 84.8% in the six months ended January 31, 2024 and 2023, respectively.

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

Other Operating Gain. In the three and six months ended January 31, 2024, we determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met. We recognized a gain of $0.1 million on the write-off of this contingent consideration payment obligation.

Traditional Communications Segment

The Traditional Communications segment, which represented 75.2% and 81.5% of our total revenues in the three months ended January 31, 2024 and 2023, respectively, and 75.9% and 82.0% of our total revenues in the six months ended January 31, 2024 and 2023, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of  international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$99.6	$106.1	$(6.5)	(6.1)%	$199.6	$215.2	$(15.6)	(7.2)%
BOSS Revolution Calling	66.7	82.9	(16.2)	(19.5)	137.9	169.1	(31.2)	(18.4)
IDT Global	48.7	58.6	(9.9)	(16.9)	100.8	120.2	(19.4)	(16.2)
Other	7.5	8.4	(0.9)	(11.2)	15.0	17.2	(2.2)	(12.9)
Total revenues	222.5	256.0	(33.5)	(13.1)	453.3	521.7	(68.4)	(13.1)
Direct cost of revenues	(180.2)	(209.3)	(29.1)	(13.9)	(368.4)	(428.1)	(59.7)	(13.9)
Gross profit	42.3	46.7	(4.4)	(9.4)	84.9	93.6	(8.7)	(9.4)
Selling, general and administrative	(27.3)	(29.5)	(2.2)	(7.3)	(54.0)	(59.0)	(5.0)	(8.6)
Severance	(0.4)	(0.2)	0.2	62.1	(0.9)	(0.3)	0.6	177.3
Income from operations	$14.6	$17.0	$(2.4)	(14.0)%	$30.0	$34.3	$(4.3)	(12.4)%

Gross margin percentage	19.0%	18.2%	0.8%		18.7%	17.9%	0.8%

Minutes of use:
BOSS Revolution Calling	457	591	(134)	(22.8)%	953	1,217	(264)	(21.7)%
IDT Global	1,395	1,616	(221)	(13.7)	2,839	3,322	(483)	(14.5)

Revenues. Revenues from IDT Digital Payments decreased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily from the deterioration of a key international corridor that was particularly impactful to revenues in the wholesale channel.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to the decreases in minutes of use and revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily due to decreases in employee compensation, sales commissions, marketing expense, and debit and credit card processing charges, partially offset by increases in stock-based compensation. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 12.3% from 11.5% in the three months ended January 31, 2024 and 2023, respectively, and increased to 11.9% from 11.3% in the six months ended January 31, 2024 and 2023, respectively.

Severance Expense. In the three months ended January 31, 2024 and 2023, Traditional Communications incurred severance expense of $0.4 million and $0.2 million, respectively, and in the six months ended January 31, 2024 and 2023, Traditional Communications incurred severance expense of $0.9 million and $0.3 million, respectively.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)
General and administrative	$(3.2)	$(2.5)	$0.7	29.3%	$(6.0)	$(4.4)	$1.6	35.8%
Other operating (expense) gain, net	(0.4)	(0.3)	0.1	9.7	0.1	(1.1)	(1.2)	(110.4)
Loss from operations	$(3.6)	$(2.8)	$(0.8)	(26.9)%	$(5.9)	$(5.5)	$(0.4)	(6.3)%

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

General and Administrative. Corporate general and administrative expense increased in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 primarily because of increases in audit and accounting fees and employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 1.1% and 0.8% in the three months ended January 31, 2024 and 2023, respectively, and 1.0% and 0.7% in the six months ended January 31, 2024 and 2023, respectively.

Other Operating (Expense) Gain, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of $2.6 million and $1.6 million in the three months ended January 31, 2024 and 2023, respectively, and $2.8 million and $4.1 million in the six months ended January 31, 2024 and 2023, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $2.2 million and $1.3 million in the three months ended January 31, 2024 and 2023, respectively, and $2.9 million and $3.0 million in the six months ended January 31, 2024 and 2023, respectively. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Stock-based compensation expense included in consolidated selling, general and administrative expense was $2.5 million and $1.3 million in the three months ended January 31, 2024 and 2023, respectively, and $3.3 million and $1.9 million in the six months ended January 31, 2024 and 2023, respectively. The increases in stock-based compensation expense were primarily due to certain equity grants to Bill Pereira, our President and Chief Operating Officer, in the three months ended January 31, 2024, including deferred stock units, or DSUs, that, upon vesting, represent the right to receive shares of our Class B common stock, and shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones that may be paid, at Mr. Pereira’s option, in either shares of the Company’s Class B common stock or cash.

At January 31, 2024, there was an aggregate of $2.0 million of total unrecognized compensation cost related to Mr. Pereira’s contingent bonus, which is expected to be recognized over the estimated period that we expect the milestones to be satisfied, which ends in the first quarter of fiscal 2025.

At January 31, 2024, there was $1.5 million of total unrecognized compensation cost related to non-vested DSUs under our equity incentive program adopted on November 30, 2022, which is being recognized on a graded vesting basis over the requisite service periods that end in February 2025. On February 21, 2024, the second vesting date under the program, in accordance with the program and based on certain elections made by grantees, we issued 53,706 shares of our Class B common stock for vested DSUs. Subject to continued full time employment or other services to us, the remaining 147,540 DSUs are scheduled to vest on February 25, 2025.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares will lapse in three installments on each of June 1, 2024, 2026, and 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. At January 31, 2024, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $2.3 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)
Income from operations	$16.0	$18.2	$(2.2)	(11.9)%	$33.2	$38.4	$(5.2)	(13.6)%
Interest income, net	1.2	0.8	0.4	47.5	2.0	1.3	0.7	54.5
Other income (expense), net	2.5	1.6	0.9	57.1	(3.1)	(2.2)	(0.9)	(37.0)
Provision for income taxes	(4.0)	(5.3)	1.3	24.6	(7.9)	(9.6)	1.7	17.6
Net income	15.7	15.3	0.4	2.9	24.2	27.9	(3.7)	(13.0)
Net income attributable to noncontrolling interests	(1.3)	(0.7)	(0.6)	(93.7)	(2.1)	(2.3)	0.2	4.2
Net income attributable to IDT Corporation	$14.4	$14.6	$(0.2)	(1.4)%	$22.1	$25.6	$(3.5)	(13.8)%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2024	2023	2024	2023
	(in millions)
Foreign currency transaction gains (losses)	$2.5	$2.5	$(1.0)	$1.5
Equity in the net loss of investee	(0.8)	(0.7)	(1.9)	(1.4)
Gains (losses) on investments, net	0.7	(0.2)	(0.2)	(2.2)
Other	0.1	—	—	(0.1)

Total	$2.5	$1.6	$(3.1)	$(2.2)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of January 31, 2024 and 2023, our ownership was 33.4% and 26.57%, respectively, of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three and six months ended January 31, 2024 compared to the similar periods in fiscal 2023 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended January 31, 2024 compared to the similar period in fiscal 2023 was primarily due to changes in amounts attributable to the noncontrolling interests in NRS, net2phone 2.0, and Sochitel UK Ltd. The change in the net income attributable to noncontrolling interests in the six months ended January 31, 2024 compared to the similar period in fiscal 2023 was primarily due to changes in amounts attributable to the noncontrolling interests in net2phone 2.0 and the VIE, partially offset by the change in the amounts attributable to the noncontrolling interests in NRS.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2024 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2025.

At January 31, 2024, we had cash, cash equivalents, debt securities, and current equity investments of $177.6 million and working capital (current assets in excess of current liabilities) of $122.5 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At January 31, 2024, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $39.8 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at January 31, 2024:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$17.6	$17.6	$—	$—	$—
Connectivity obligations under service agreements	1.0	0.9	0.1	—	—
Operating leases including short-term leases	6.7	3.8	2.2	0.5	0.2

Total (1)	$25.3	$22.3	$2.3	$0.5	$0.2

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $29.0 million in performance bonds, and up to $7.9 million for other potential payments including contingent consideration related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Six months ended January 31,
	2024	2023
	(in millions)
Cash flows provided by (used in):
Operating activities	$39.7	$35.6
Investing activities	1.9	(11.2)
Financing activities	(3.0)	(7.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(3.1)	0.8

Increase in cash, cash equivalents, and restricted cash and cash equivalents	$35.5	$18.1

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $43.7 million at January 31, 2024 from $37.7 million at July 31, 2023 primarily due to amounts billed in the six months ended January 31, 2024 that were greater than collections during the period, partially offset by changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $33.8 million at January 31, 2024 from $35.3 million at July 31, 2023 primarily due to decreases in the BOSS Revolution Calling and IDT Digital Payments deferred revenue balances.

Customer deposit liabilities at IDT Financial Services increased to $87.6 million at January 31, 2024 from $86.5 million at July 31, 2023. Our restricted cash and cash equivalents included $88.2 million and $87.3 million at January 31, 2024 and July 31, 2023, respectively, held by the bank.

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

Investing Activities

Our capital expenditures were $8.9 million and $10.6 million in the six months ended January 31, 2024 and 2023, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending January 31, 2025 will be $21 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

As of July 27, 2023, the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. We subscribed to purchase additional shares for an aggregate of $1.0 million. In the six months ended January 31, 2024, we paid $1.0 million to purchase the EMI’s shares. In February 2024, each of the EMI’s shareholders agreed to purchase additional shares of the EMI’s convertible preferred stock. We paid $0.3 million in February 2024 and we are committed to pay $0.2 million in March 2024 to purchase the additional shares.

In January 2024, we acquired certain software and intellectual property for an online ordering platform for $0.1 million.

Purchases of debt securities and equity investments were $19.4 million and $28.1 million in the six months ended January 31, 2024 and 2023, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $31.2 million and $27.5 million in the six months ended January 31, 2024 and 2023, respectively.

Financing Activities

We distributed cash of $0.1 million and $0.2 million in the six months ended January 31, 2024 and 2023, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the six months ended January 31, 2024 and 2023, we received proceeds from financing-related other liabilities of $0.1 million and $0.3 million, respectively.

In the six months ended January 31, 2024 and 2023, we repaid financing-related other liabilities of $15,000 and $2.0 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2024 and July 31, 2023, there were no amounts outstanding under this facility. In the six months ended January 31, 2024 and 2023, IDT Telecom borrowed and repaid an aggregate of $30.6 million and $2.4 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2024, IDT Telecom was in compliance with all of the covenants.

In both the six months ended January 31, 2024 and 2023, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2024, we repurchased 135,261 shares of Class B common stock for an aggregate purchase price of $3.2 million. In the six months ended January 31, 2023, we repurchased 203,436 shares of Class B common stock for an aggregate purchase price of $5.0 million. At January 31, 2024, 4.6 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2024 and 2023, we paid $15,000 and $0.3 million, respectively, to repurchase 654 and 13,403 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

In January 2024, the restrictions lapsed on the 0.5 million restricted shares of net2phone 2.0 Class B common stock that were granted in December 2020 to each of Howard S. Jonas and Shmuel Jonas, our Chief Executive Officer. In addition, in January 2024, Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock. We withheld a portion of these shares representing an aggregate of 4.5% of the outstanding shares of net2phone 2.0 with an aggregate fair value of $3.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock or the grant of shares.

In January 2024, we exchanged an aggregate of 192,433 shares of our Class B common stock with a value of $6.3 million for shares of NRS’ Class B common stock that were held by management employees of NRS representing an aggregate of 1.25% of NRS’ outstanding shares.

In March 2024, our Board of Directors initiated a quarterly cash dividend of $0.05 per share on our Class A and Class B common stock. The initial dividend will be paid on or about March 27, 2024 with a record date of March 19, 2024. The dividend will supplement our existing stock repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 23% and 28% of our consolidated revenues in the three months ended January 31, 2024 and 2023, respectively, and 25% and 28% of our consolidated revenues in the six months ended January 31, 2024 and 2023, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At January 31, 2024 and July 31, 2023, the value of our debt and equity security holdings was an aggregate of $44.1 million and $58.5 million, respectively, which represented 8% and 11% of our total assets at January 31, 2024 and July 31, 2023, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2024:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
November 1-30, 2023	—	$—	—	4,576,737
December 1–31, 2023	—	$—	—	4,576,737
January 1–31, 2024	9,791	$32.49	9,791	4,566,946

Total	9,791	$32.49	9,791

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT CORPORATION

March 11, 2024	By:	/s/ SHMUEL JONAS
Shmuel Jonas
Chief Executive Officer

March 11, 2024	By:	/s/ MARCELO FISCHER
Marcelo Fischer
Chief Financial Officer

