Form 10-Q
period 2024-04-30
IDT CORP
filed 2024-06-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 5, 2024, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,764,649 shares outstanding (excluding 4,400,168 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2024	July 31, 2023
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$139,773	$103,637
Restricted cash and cash equivalents	93,072	95,186
Debt securities	29,384	42,414
Equity investments	4,844	6,198
Trade accounts receivable, net of allowance for credit losses of $6,717 at April 30, 2024 and allowance for doubtful accounts of $5,642 at July 31, 2023	38,967	32,092
Settlement assets, net of reserve of $1,676 at April 30, 2024 and $1,143 at July 31, 2023	21,435	32,396
Disbursement prefunding	36,626	30,113
Prepaid expenses	20,046	16,638
Other current assets	24,385	28,394

Total current assets	408,532	387,068
Property, plant, and equipment, net	38,515	38,655
Goodwill	26,254	26,457
Other intangibles, net	6,591	8,196
Equity investments	6,630	9,874
Operating lease right-of-use assets	4,370	5,540
Deferred income tax assets, net	15,270	24,101
Other assets	11,140	10,919

Total assets	$517,302	$510,810

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$23,976	$22,231
Accrued expenses	99,335	110,796
Deferred revenue	32,070	35,343
Customer deposits	83,660	86,481
Settlement liabilities	22,853	21,495
Other current liabilities	15,937	17,761

Total current liabilities	277,831	294,107
Operating lease liabilities	1,753	2,881
Other liabilities	3,647	3,354

Total liabilities	283,231	300,342
Commitments and contingencies
Redeemable noncontrolling interest	10,791	10,472
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2024 and July 31, 2023	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,165 and 27,851 shares issued and 23,766 and 23,699 shares outstanding at April 30, 2024 and July 31, 2023, respectively	282	279
Additional paid-in capital	303,055	301,408
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,399 and 4,152 shares of Class B common stock at April 30, 2024 and July 31, 2023, respectively	(122,668)	(115,461)
Accumulated other comprehensive loss	(17,243)	(17,192)
Retained earnings	51,028	24,662

Total IDT Corporation stockholders’ equity	214,487	193,729
Noncontrolling interests	8,793	6,267

Total equity	223,280	199,996

Total liabilities, redeemable noncontrolling interest, and equity	$517,302	$510,810

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands, except per share data)

Revenues	$299,643	$299,295	$896,946	$935,047
Direct cost of revenues	202,599	211,734	608,982	668,513
Gross profit	97,044	87,561	287,964	266,534
Operating expenses:
Selling, general and administrative (i)	68,962	60,130	200,685	177,475
Technology and development (i)	12,640	12,145	37,975	35,870
Severance	779	145	1,648	458
Other operating expense, net (see Note 10)	3,231	4,764	3,041	3,948

Total operating expenses	85,612	77,184	243,349	217,751

Income from operations	11,432	10,377	44,615	48,783
Interest income, net	1,162	709	3,201	2,029
Other expense, net	(3,273)	(382)	(6,326)	(2,610)

Income before income taxes	9,321	10,704	41,490	48,202
Provision for income taxes	(2,979)	(2,960)	(10,918)	(12,594)

Net income	6,342	7,744	30,572	35,608
Net income attributable to noncontrolling interests	(791)	(854)	(2,937)	(3,093)

Net income attributable to IDT Corporation	$5,551	$6,890	$27,635	$32,515

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.22	$0.27	$1.10	$1.27
Diluted	$0.22	$0.27	$1.09	$1.27

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,345	25,518	25,233	25,544
Diluted	25,516	25,612	25,380	25,589

(i) Stock-based compensation included in:

Selling, general and administrative expense	$2,027	$1,579	$5,025	$3,096
Technology and development expense	$91	$100	$350	$441

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Net income	$6,342	$7,744	$30,572	$35,608
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(127)	115	77	81
Foreign currency translation adjustments	160	(879)	(128)	(3,251)

Other comprehensive income (loss)	33	(764)	(51)	(3,170)

Comprehensive income	6,375	6,980	30,521	32,438
Comprehensive income attributable to noncontrolling interests	(791)	(854)	(2,937)	(3,093)

Comprehensive income attributable to IDT Corporation	$5,584	$6,126	$27,584	$29,345

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended April 30, 2024 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2024	$33	$281	$300,631	$(118,631)	$(17,276)	$46,746	$8,103	$219,887
Dividends declared ($0.05 per share)	—	—	—	—	—	(1,269)	—	(1,269)
Repurchases of Class B common stock through repurchase program	—	—	—	(2,520)	—	—	—	(2,520)
Restricted Class B common stock purchased from employees	—	—	—	(1,517)	—	—	—	(1,517)
Stock issued to an executive officer for bonus payment	—	—	1,495	—	—	—	—	1,495
Business acquisition holdback payment	—	—	100	—	—	—	—	100
Stock-based compensation	—	1	829	—	—	—	—	830
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Other comprehensive income	—	—	—	—	33	—	—	33
Net income	—	—	—	—	—	5,551	693	6,244
BALANCE AT APRIL 30, 2024	$33	$282	$303,055	$(122,668)	$(17,243)	$51,028	$8,793	$223,280

	Nine Months Ended April 30, 2024 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2023	$33	$279	$301,408	$(115,461)	$(17,192)	$24,662	$6,267	$199,996
Dividends declared ($0.05 per share)	—	—	—	—	—	(1,269)	—	(1,269)
Exercise of stock options	—	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	(5,675)	—	—	—	(5,675)
Restricted Class B common stock purchased from employees	—	—	—	(1,532)	—	—	—	(1,532)
Restricted net2phone common stock purchased from employees	—	—	(3,611)	—	—	—	53	(3,558)
Exchange of National Retail Solutions shares for Class B common stock	—	2	81	—	—	—	(83)	—
Stock issued to an executive officer for bonus payment	—	—	1,495	—	—	—	—	1,495
Business acquisition holdback payment	—	—	100	—	—	—	—	100
Stock-based compensation	—	1	3,410	—	—	—	—	3,411
Distributions to noncontrolling interests	—	—	—	—	—	—	(62)	(62)
Other comprehensive loss	—	—	—	—	(51)	—	—	(51)
Net income	—	—	—	—	—	27,635	2,618	30,253
BALANCE AT APRIL 30, 2024	$33	$282	$303,055	$(122,668)	$(17,243)	$51,028	$8,793	$223,280

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended April 30,
	2024	2023
	(in thousands)
Operating activities
Net income	$30,572	$35,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,256	14,986
Deferred income taxes	8,830	9,200
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	3,010	1,180
Net unrealized loss from marketable securities	1,537	3,151
Stock-based compensation	5,375	3,537
Other	2,528	2,114
Change in assets and liabilities:
Trade accounts receivable	(9,000)	57
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	6,797	(29,184)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(12,263)	(6,220)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(431)	(2,570)
Deferred revenue	(2,903)	(3,160)

Net cash provided by operating activities	49,308	28,699
Investing activities
Capital expenditures	(13,621)	(16,033)
Purchase of convertible preferred stock in equity method investment	(1,513)	(168)
Payments for acquisition	(60)	—
Purchases of debt securities and equity investments	(27,593)	(44,166)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	41,527	34,309

Net cash used in investing activities	(1,260)	(26,058)
Financing activities
Dividends paid	(1,269)	—
Distributions to noncontrolling interests	(62)	(293)
Proceeds from notes payable	100	300
Repayment of notes payable.	(128)	(2,031)
Proceeds from borrowings under revolving credit facility	32,864	2,383
Repayment of borrowings under revolving credit facility.	(32,864)	(2,383)
Proceeds from exercise of stock options	172	172
Repurchases of Class B common stock	(7,207)	(7,845)

Net cash used in financing activities	(8,394)	(9,697)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(5,632)	2,537

Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	34,022	(4,519)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	198,823	189,562

Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$232,845	$185,043

Supplemental schedule of non-cash financing activities
Shares of Class B common stock issued for business acquisition holdback payment	$100	$—

Restricted net2phone common stock withheld from employees for income tax obligations	$3,558	$—

Value of Class B common stock exchanged for National Retail Solutions shares	$6,254	$—

Conversion of equity method investment’s secured promissory notes into convertible preferred stock	$—	$4,038

Stock issued to certain executive officers for bonus payments	$1,495	$615

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2024. The balance sheet at July 31, 2023 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2023, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2024 refers to the fiscal year ending July 31, 2024).

As of April 30, 2024, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.2% of the outstanding shares of National Retail Solutions (“NRS”), and, on a fully diluted basis, assuming all the vesting criteria related to various rights granted have been met and other assumptions, the Company would own 90.1% of net2phone 2.0 and 78.9% of NRS.

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

From and after February 1, 2024, the Company reclassified most of its technology and development expenses from “Selling, general and administrative” expense to a new “Technology and development” expense caption in the consolidated statements of income and reclassified an amount that was immaterial in all periods to “Direct cost of revenues.” “Technology and development” expense consists primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing technology products and services, including salaries, benefits, and stock-based compensation. “Technology and development” expense also includes costs for software licenses, subscription services, and other companywide technology tools dedicated for use by the Company’s technology and development teams. The costs of third-party contractors that support the Company’s technology and development are also included. “Technology and development” expense also includes the costs of product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. The expenses reclassified to “Direct cost of revenues” are the costs of cloud computing arrangements hosted by a vendor in the production environment incurred by the net2phone segment and NRS, and net2phone’s colocation costs for data centers where net2phone is not fully operational in the cloud. Finally, depreciation and amortization of capitalized internal use software costs was reclassified from “Selling, general and administrative” expense to “Technology and development” expense.

The following table shows the amounts that were reclassified in the three and nine months ended April 30, 2023 to conform to the current year’s presentation:

	Three Months Ended April 30, 2023	Nine Months Ended April 30, 2023
	(in thousands)
Selling, general and administrative expense reclassified to:

Direct cost of revenues	$334	$944

Technology and development expense	$8,896	$26,308

Depreciation and amortization expense reclassified to:

Direct cost of revenues	$1,150	$3,289

Selling, general and administrative expense	$786	$2,135

Technology and development expense	$3,249	$9,562

In the consolidated statements of cash flows, cash used in “Trade accounts receivable” in the nine months ended April 30, 2023 of $2.1 million was reclassified to “Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets” to conform to the current year’s presentation.

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

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services: and (ii) other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation (“Leaf”), a provider of digital wallet services in emerging markets, a variable interest entity that operates money transfer businesses, and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

The net2phone segment is comprised of net2phone’s integrated cloud communications and contact center services.

The Traditional Communications segment includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts: (ii) BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada: and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2024
Revenues	$25,712	$31,526	$20,677	$221,728	$—	$299,643
Income (loss) from operations	4,768	(553)	476	12,467	(5,726)	11,432
Depreciation and amortization:
Included in “Direct cost of revenues”	501	47	600	168	—	1,316
Included in “Selling, general and administrative” expense	33	33	274	214	17	571
Included in “Technology and development” expense	285	643	700	1,596	—	3,224

Three Months Ended April 30, 2023
Revenues	$18,073	$21,787	$18,392	$241,043	$—	$299,295
Income (loss) from operations	2,079	(1,318)	(377)	12,924	(2,931)	10,377
Depreciation and amortization:
Included in “Direct cost of revenues”	384	21	558	187	—	1,150
Included in “Selling, general and administrative” expense	29	317	213	227	—	786
Included in “Technology and development” expense	203	374	631	2,041	—	3,249

Nine Months Ended April 30, 2024
Revenues	$74,930	$86,076	$60,957	$674,983	$—	$896,946
Income (loss) from operations	15,578	(2,673)	836	42,491	(11,617)	44,615
Depreciation and amortization:
Included in “Direct cost of revenues”	1,433	132	1,799	538	—	3,902
Included in “Selling, general and administrative” expense	96	361	709	592	65	1,823
Included in “Technology and development” expense	801	1,648	2,056	5,026	—	9,531

Nine Months Ended April 30, 2023
Revenues	$57,208	$61,995	$53,136	$762,708	$—	$935,047
Income (loss) from operations	12,684	(613)	(2,008)	47,195	(8,475)	48,783
Depreciation and amortization:
Included in “Direct cost of revenues”	1,061	65	1,592	571	—	3,289
Included in “Selling, general and administrative” expense	88	955	762	294	36	2,135
Included in “Technology and development” expense	539	970	1,790	6,263	—	9,562

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
National Retail Solutions	$25,712	$18,073	$74,930	$57,208

BOSS Money	27,593	19,441	76,871	54,644
Other	3,933	2,346	9,205	7,351

Total Fintech	31,526	21,787	86,076	61,995

net2phone	20,677	18,392	60,957	53,136

IDT Digital Payments	101,559	101,030	301,165	316,207
BOSS Revolution Calling	63,245	77,646	201,169	246,729
IDT Global	50,067	54,473	150,843	174,715
Other	6,857	7,894	21,806	25,057

Total Traditional Communications	221,728	241,043	674,983	762,708

Total	$299,643	$299,295	$896,946	$935,047

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2024
United States	$25,712	$30,469	$11,330	$166,093	$233,604
Outside the United States:
United Kingdom	—	—	—	48,441	48,441
Other	—	1,057	9,347	7,194	17,598

Total outside the United States	—	1,057	9,347	55,635	66,039

Total	$25,712	$31,526	$20,677	$221,728	$299,643

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2023
United States	$18,073	$21,124	$9,571	$166,854	$215,622
Outside the United States:
United Kingdom	—	—	—	64,415	64,415
Other	—	663	8,821	9,774	19,258

Total outside the United States	—	663	8,821	74,189	83,673

Total	$18,073	$21,787	$18,392	$241,043	$299,295

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2024
United States	$74,930	$83,204	$32,718	$492,935	$683,787
Outside the United States:
United Kingdom	—	—	—	157,673	157,673
Other	—	2,872	28,239	24,375	55,486

Total outside the United States	—	2,872	28,239	182,048	213,159

Total	$74,930	$86,076	$60,957	$674,983	$896,946

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2023
United States	$57,208	$59,991	$27,888	$528,116	$673,203
Outside the United States:
United Kingdom	—	—	—	202,355	202,355
Other	—	2,004	25,248	32,237	59,489

Total outside the United States	—	2,004	25,248	234,592	261,844

Total	$57,208	$61,995	$53,136	$762,708	$935,047

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of April 30, 2024. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending April 30:
2025	$6,305	$38,388	$44,693
2026	5,262	18,749	24,011
Thereafter	5,128	6,319	11,447

Total	$16,695	$63,456	$80,151

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$15,231	$16,772	$20,477	$21,890

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

The Company’s deferred customer contract acquisition costs were as follows:

	April 30, 2024	July 31, 2023
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,145	$4,460
Deferred customer contract acquisition costs included in “Other assets”	3,957	3,734

Total	$8,102	$8,194

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,167	$1,226	$3,576	$3,631

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

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$746	$817	$2,238	$2,384
Short-term lease cost	311	256	770	784

Total lease cost	$1,057	$1,073	$3,008	$3,168

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$738	$842	$2,253	$2,431

	April 30, 2024	July 31, 2023
Weighted-average remaining lease term-operating leases	2.5 years	2.3 years
Weighted-average discount rate-operating leases	4.4%	3.7%

In the nine months ended April 30, 2024 and 2023, the Company obtained right-of-use assets of $0.9 million and $1.7 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	April 30, 2024	July 31, 2023
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$2,804	$2,861
Operating lease liabilities included in noncurrent liabilities	1,753	2,881

Total	$4,557	$5,742

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending April 30:
2025	$2,953
2026	796
2027	559
2028	272
2029	180
Thereafter	105

Total lease payments	4,865
Less imputed interest	(308)

Total operating lease liabilities	$4,557

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	April 30, 2024	July 31, 2023
	(in thousands)
Cash and cash equivalents	$139,773	$103,637
Restricted cash and cash equivalents	93,072	95,186

Total cash, cash equivalents, and restricted cash and cash equivalents	$232,845	$198,823

At April 30, 2024 and July 31, 2023, restricted cash and cash equivalents included $84.5 million and $87.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At April 30, 2024 and July 31, 2023, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $42.2 million and $20.6 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2024:
U.S. Treasury bills and notes	$23,710	$—	$(131)	$23,579
Government sponsored enterprise notes	2,378	—	(6)	2,372
Corporate bonds	3,864	—	(431)	3,433

Total	$29,952	$—	$(568)	$29,384

July 31, 2023:
Certificates of deposit*	$4,080	$—	$(4)	$4,076
U.S. Treasury bills and notes	31,186	—	(148)	31,038
Government sponsored enterprise notes	3,881	—	(8)	3,873
Corporate bonds	3,912	—	(485)	3,427

Total	$43,059	$—	$(645)	$42,414

*	Each of the Company’s certificates of deposit has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of April 30, 2024, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of April 30, 2024 and July 31, 2023, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $10.3 million and $6.8 million in the three months ended April 30, 2024 and 2023, respectively, and $41.5 million and $34.3 million in the nine months ended April 30, 2024 and 2023, respectively. There were no realized gains or realized losses from sales of debt securities in the three and nine months ended April 30, 2024 and 2023. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2024 were as follows:

Fair Value
(in thousands)
Within one year	$21,816
After one year through five years	6,441
After five years through ten years	1,078
After ten years	49

Total	$29,384

The following available-for-sale debt securities were in an unrealized loss position for which other-than-temporary impairments were not recognized:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2024:
U.S. Treasury bills and notes	$131	$23,579
Government sponsored enterprise notes	6	2,372
Corporate bonds	431	3,433

Total	$568	$29,384

July 31, 2023:
Certificates of deposit	$4	$3,356
U.S. Treasury bills and notes	148	31,038
Government sponsored enterprise notes	8	3,873
Corporate bonds	485	3,368

Total	$645	$41,635

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2024:
U.S. Treasury bills and notes	$72	$2,950
Corporate bonds	411	3,218

Total	$483	$6,168

July 31, 2023:
U.S. Treasury bills and notes	$86	$816
Corporate bonds	484	3,299

Total	$570	$4,115

Note 7—Equity Investments

Equity investments consist of the following:

	April 30, 2024	July 31, 2023
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2024 and July 31, 2023	$102	$89
Rafael Holdings, Inc. Class B common stock, 278,810 shares at April 30, 2024 and July 31, 2023	443	558
Other marketable equity securities	169	1,497
Fixed income mutual funds	4,130	4,054

Current equity investments	$4,844	$6,198

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$1,425	$1,263
Convertible preferred stock—equity method investment	1,565	2,784
Hedge funds	2,915	3,002
Other	725	2,825

Noncurrent equity investments	$6,630	$9,874

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$1,719	$1,594	$1,632	$1,501
Adjustment for observable transactions involving a similar investment from the same issuer	(25)	13	162	106
Upward adjustment	—	—	130	—
Redemption	—	—	(230)	—
Impairments	—	—	—	—

Balance, end of the period	$1,694	$1,607	$1,694	$1,607

The Company adjusted the carrying value of the shares of Visa Series C Preferred it held based on the fair value of Visa Class A common stock, including a discount for lack of current marketability, which is classified as “Adjustment for observable transactions involving a similar investment from the same issuer” in the table above. In addition, in connection with the acquisition of Regal Bancorp by SR Bancorp, the Company received cash of $0.2 million in December 2023 in exchange for its shares of Regal Bancorp common stock.

Unrealized losses for all equity investments measured at fair value included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Net losses recognized during the period on equity investments	$(78)	$(480)	$(280)	$(2,649)
Less: net gains recognized during the period on equity investments sold during the period	—	—	130	18

Unrealized losses recognized during the period on equity investments still held at the reporting date	$(78)	$(480)	$(410)	$(2,667)

The unrealized losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Unrealized (losses) gains recognized during the period on equity investments:
Rafael Class B common stock	$(61)	$11	$(115)	$20

Zedge Class B common stock	$(36)	$(9)	$13	$(33)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of April 30, 2024 and July 31, 2023, the Company’s ownership was 33.4% and 33.3%, respectively, of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

In February 2024, each of the EMI’s shareholders (including the Company) agreed to purchase additional shares of the EMI’s convertible preferred stock. The Company paid an aggregate of $0.5 million in the three months ended April 30, 2024 to purchase the additional shares.

In April 2024, each of the EMI’s shareholders (including the Company) agreed to purchase additional shares of the EMI’s convertible preferred stock. The Company paid $0.3 million in May 2024 and is committed to pay $0.2 million to purchase the additional shares.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$1,932	$(374)	$2,784	$1,001
Purchase of convertible preferred stock	504	168	1,513	168
Conversion of secured promissory notes into convertible preferred stock	—	4,038	—	4,038
Equity in the net loss of investee	(529)	(532)	(1,704)	(1,544)
Amortization of equity method basis difference	(342)	(236)	(1,028)	(599)

Balance, end of the period	$1,565	$3,064	$1,565	$3,064

Summarized financial information of the EMI was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Revenues	$3,351	$2,115	$11,156	$5,806
Costs and expenses:
Direct cost of revenues	2,477	1,693	9,013	4,921
Selling, general and administrative	2,366	2,080	6,892	5,488

Total costs and expenses	4,843	3,773	15,905	10,409

Loss from operations	(1,492)	(1,658)	(4,749)	(4,603)
Other income (expense), net	20	(266)	20	(1,108)

Net loss	$(1,472)	$(1,924)	$(4,729)	$(5,711)

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2024
Debt securities	$23,579	$5,805	$—	$29,384
Equity investments included in current assets	4,844	—	—	4,844
Equity investments included in noncurrent assets	—	500	1,425	1,925

Total	$28,423	$6,305	$1,425	$36,153

Acquisition consideration included in:
Other current liabilities	$—	$—	$(190)	$(190)
Other noncurrent liabilities	—	—	(2,722)	(2,722)

Total	$—	$—	$(2,912)	$(2,912)

July 31, 2023
Debt securities	$31,038	$11,376	$—	$42,414
Equity investments included in current assets	6,198	—	—	6,198
Equity investments included in noncurrent assets	—	2,500	1,263	3,763

Total	$37,236	$13,876	$1,263	$52,375

Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,032)	$(2,032)
Other noncurrent liabilities	—	—	(2,773)	(2,773)

Total	$—	$—	$(4,805)	$(4,805)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At April 30, 2024 and July 31, 2023, the Company had $2.9 million and $3.0 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$1,450	$1,225	$1,263	$1,132
Total (losses) gains included in “Other expense, net”	(25)	13	162	106

Balance, end of period	$1,425	$1,238	$1,425	$1,238

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Balance, beginning of period	$4,517	$6,609	$4,805	$8,546
Payments	(1,650)	(1,800)	(1,864)	(2,175)
Total losses (gains) included in:
“Other operating expense, net”	—	216	(73)	(1,349)
Interest expense included in “Interest income, net”	45	97	45	97
“Foreign currency translation adjustment”	—	2	(1)	5

Balance, end of period	$2,912	$5,124	$2,912	$5,124

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

In the nine months ended April 30, 2024 and 2023, the Company paid an aggregate of $1.9 million and $2.2 million, respectively, for contingent consideration related to prior acquisitions, which, in the nine months ended April 30, 2024, included 2,679 shares of the Company’s Class B common stock with an issue date value of $0.1 million. In addition, in January 2024, the Company determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met, and, in September 2022, the Company determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. The Company recognized gains of $0.1 million and $1.6 million in the nine months ended April 30, 2024 and 2023, respectively, on the write-off of these contingent consideration payment obligations. Also, in the three and nine months ended April 30, 2023, the Company increased the estimated fair value of acquisition-related contingent consideration by $0.2 million. These write-offs of contingent consideration net of the increase in the contingent consideration were included in “Other operating expense, net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities. At April 30, 2024 and July 31, 2023, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2024 and July 31, 2023, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The VIE’s net income and aggregate funding (repaid to) provided by the Company were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Net income of the VIE	$301	$43	$275	$208

Aggregate funding (repaid to) provided by the Company, net	$(110)	$—	$127	$87

The VIE’s summarized consolidated balance sheet amounts are as follows:

	April 30, 2024	July 31, 2023
	(in thousands)
Assets:
Cash and equivalents	$2,529	$1,596
Restricted cash	8,525	7,848
Trade accounts receivable, net	99	62
Disbursement prefunding	1,375	585
Prepaid expenses	220	197
Other current assets	307	317
Property, plant, and equipment, net	156	272
Other intangibles, net	622	737

Total assets	$13,833	$11,614

Liabilities and noncontrolling interests:
Trade accounts payable	$51	$—
Accrued expenses	137	70
Settlement liabilities	9,247	7,573
Due to the Company	153	26
Accumulated other comprehensive income	46	21
Noncontrolling interests	4,199	3,924

Total liabilities and noncontrolling interests	$13,833	$11,614

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(3,157)	$(973)	$(5,921)	$(5,082)
Corporate—Straight Path Communications Inc. class action insurance claims	—	337	2,869	3,325
Corporate—other	—	—	12	—
Fintech—write-off of intangible asset	(74)	—	(74)	—
Fintech—write-off of contingent consideration liability	—	—	—	1,565
Fintech— government grants	—	—	—	382
net2phone—write-off of contingent consideration liability	—	—	73	—
Traditional Communications— cable telephony customer indemnification claim	—	(3,912)	—	(3,925)
Traditional Communications— contingent consideration liability	—	(216)	—	(216)
Traditional Communications—other	—	—	—	3

Total other operating expense, net	$(3,231)	$(4,764)	$(3,041)	$(3,948)

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and nine months ended April 30, 2024 and 2023. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Contingent Consideration Liabilities

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

Government Grants

In the three and nine months ended April 30, 2023, Leaf received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a cable telephony customer related to patent infringement claims brought against the customer. On May 8, 2023, the Company and the customer agreed to release the Company from the indemnification agreement in exchange for $3.9 million, which was recorded as an expense in the three and nine months ended April 30, 2023.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2024 and July 31, 2023, there were no amounts outstanding under this facility. In the nine months ended April 30, 2024 and 2023, IDT Telecom borrowed and repaid an aggregate of $32.9 million and $2.4 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2024 and July 31, 2023, IDT Telecom was in compliance with all of the covenants.

Note 12—Equity

Dividend Payments

In March 2024, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share on the Company’s Class A and Class B common stock. In the three and nine months ended April 30, 2024, the Company paid aggregate cash dividends of $1.3 million on its Class A and Class B common stock.

In May 2024, the Company’s Board of Directors declared a dividend of $0.05 per share to holders of the Company’s Class A and Class B common stock. The dividend will be paid on or about June 17, 2024 to stockholders of record as of the close of business on June 10, 2024.

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

In each of the nine months ended April 30, 2024 and 2023, the Company received cash from the exercise of stock options of $0.2 million for which the Company issued 12,500 shares of its Class B common stock in each of the periods.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2024, the Company repurchased 204,107 shares of its Class B common stock for an aggregate purchase price of $5.7 million. In the nine months ended April 30, 2023, the Company repurchased 280,130 shares of its Class B common stock for an aggregate purchase price of $7.5 million. At April 30, 2024, 4.5 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2024 and 2023, the Company paid $1.5 million and $0.3 million, respectively, to repurchase 41,994 and 13,547 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program (under the 2015 Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On February 21, 2024, the second vesting date under the program, in accordance with the program and based on certain elections made by grantees, the Company issued 53,706 shares of its Class B common stock for vested DSUs. Subject to continued full time employment or other services to the Company, the remaining 147,540 DSUs are scheduled to vest on February 25, 2025, the third and final vesting date under the program.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

  On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants, including 23,500 DSUs that, upon vesting, represent the right to receive shares of the Company’s Class B common stock, and 50,000 shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In the three and nine months ended April 30, 2024, one of these milestones was achieved, for which the Company issued 39,155 shares of its Class B common stock to Mr. Pereira with a value of $1.5 million for the bonus payment. In the three and nine months ended April 30, 2024, the Company recorded aggregate stock-based compensation expense of $1.5 million and $3.0 million, respectively, related to these equity grants and the contingent bonus, which is included in “Selling, general and administrative expense” in the accompanying consolidated statements of income. At April 30, 2024, there was an aggregate of $0.2 million of total unrecognized compensation cost related to Mr. Pereira’s non-vested DSUs, which is expected to be recognized over the remaining vesting period that ends in February 2025. Also at April 30, 2024, there was an aggregate of $0.9 million of total unrecognized compensation cost related to the probable portion of Mr. Pereira’s contingent bonus, which is expected to be recognized over the estimated period that the Company expects the milestones to be achieved, which ends in the first quarter of fiscal 2025.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$98	$60	$319	$258

Note 14—Earnings Per Share

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Basic weighted-average number of shares	25,345	25,518	25,233	25,544
Effect of dilutive securities:
Stock options	—	7	1	9
Non-vested restricted Class B common stock	171	87	146	36
Diluted weighted-average number of shares	25,516	25,612	25,380	25,589

There were no shares excluded from the calculation of diluted earnings per share in the three and nine months ended April 30, 2024 and 2023.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2023	$(645)	$(16,547)	$(17,192)
Other comprehensive income (loss) attributable to IDT Corporation	77	(128)	(51)
Balance, April 30, 2024	$(568)	$(16,675)	$(17,243)

Note 16—Commitments and Contingencies

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

Regulatory Fees Audit

  The Company’s 2017 FCC Form 499-A, which reports its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At April 30, 2024 and July 31, 2023, the Company’s accrued expenses included $23.8 million and $26.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2024, the Company had purchase commitments of $3.2 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2024, the Company had aggregate performance bonds of $29.0 million outstanding.

Note 17—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2024	2023	2024	2023
	(in thousands)
Foreign currency transaction (losses) gains	$(2,302)	$893	$(3,291)	$2,344
Equity in net loss of investee	(871)	(768)	(2,732)	(2,143)
Losses on investments, net	(78)	(480)	(280)	(2,649)
Other	(22)	(27)	(23)	(162)
Total other expense, net	$(3,273)	$(382)	$(6,326)	$(2,610)

Note 18—Income Taxes

As of April 30, 2024, the Company’s best estimate of the effective tax rate expected to be applicable for fiscal 2024 was 25.9% compared to 27.0% at July 31, 2023. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Defined Contribution Plan

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The plan permits discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In the three and nine months ended April 30, 2024, the Company contributed cash of $1.1 million to the Company’s 401(k) Plan for matching contributions.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2024, and for interim periods beginning on August 1, 2025, applied retrospectively to all prior periods presented. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2024, and for interim periods beginning on August 1, 2025, applied retrospectively to all prior periods presented. We are evaluating the impact that this ASU will have on our consolidated financial statements.

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

As of April 30, 2024, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.2% of the outstanding shares of National Retail Solutions, or NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met and other assumptions, we would own 90.1% of net2phone 2.0 and 78.9% of NRS.

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

From and after February 1, 2024, we reclassified most of our technology and development expenses from “Selling, general and administrative” expense to a new “Technology and development” expense caption in the consolidated statements of income and reclassified an amount that was immaterial in all periods to “Direct cost of revenues.” “Technology and development” expense consists primarily of personnel-related expenses for employees involved in the research, design, development, and maintenance of both new and existing technology products and services, including salaries, benefits, and stock-based compensation. “Technology and development” expense also includes costs for software licenses, subscription services, and other companywide technology tools dedicated for use by our technology and development teams. The costs of third-party contractors that support our technology and development are also included. “Technology and development” expense also includes the costs of product and engineering teams used to support the development of both internal infrastructure and internal-use software, to the extent such costs do not qualify for capitalization. The expenses reclassified to “Direct cost of revenues” are the costs of cloud computing arrangements hosted by a vendor in the production environment incurred by the net2phone segment and NRS, and net2phone’s colocation costs for data centers where net2phone is not fully operational in the cloud. Finally, depreciation and amortization of capitalized internal use software costs was reclassified from “Selling, general and administrative” expense to “Technology and development” expense.

The following table shows the amounts that were reclassified in the three and nine months ended April 30, 2023 to conform to the current year’s presentation:

	Three Months Ended April 30, 2023	Nine Months Ended April 30, 2023
	(in millions)
Selling, general and administrative expense reclassified to:
Direct cost of revenues	$0.3	$0.9
Technology and development expense	$8.9	$26.3
Depreciation and amortization expense reclassified to:
Direct cost of revenues	$1.2	$3.3
Selling, general and administrative expense	$0.8	$2.1
Technology and development expense	$3.2	$9.6

Depreciation and amortization expense included in our business segments was as follows:

(in millions)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2024
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.5	$—	$0.6	$0.2	$—	$1.3
Included in “Selling, general and administrative” expense	0.1	—	0.3	0.2	—	0.6
Included in “Technology and development” expense	0.3	0.6	0.7	1.6	—	3.2

Three Months Ended April 30, 2023
Depreciation and amortization:
Included in “Direct cost of revenues”	$0.4	$—	$0.6	$0.2	$—	$1.2
Included in “Selling, general and administrative” expense	—	0.3	0.2	0.3	—	0.8
Included in “Technology and development” expense	0.2	0.4	0.6	2.0	—	3.2

Nine Months Ended April 30, 2024
Depreciation and amortization:
Included in “Direct cost of revenues”	$1.5	$0.1	$1.8	$0.5	$—	$3.9
Included in “Selling, general and administrative” expense	0.1	0.4	0.7	0.6	—	1.8
Included in “Technology and development” expense	0.8	1.6	2.1	5.0	—	9.5

Nine Months Ended April 30, 2023
Depreciation and amortization:
Included in “Direct cost of revenues”	$1.0	$0.1	$1.6	$0.6	$—	$3.3
Included in “Selling, general and administrative” expense	0.1	0.9	0.8	0.3	—	2.1
Included in “Technology and development” expense	0.5	1.0	1.8	6.3	—	9.6

Explanation of Performance Metrics

Our results of operations discussion includes the following performance metrics:

●	for NRS, active point-of-sale, or POS, terminals, payment processing accounts, and recurring revenue,

●	for net2phone, seats and subscription revenue, and

●	for Traditional Communications, minutes of use.

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

Three and Nine Months Ended April 30, 2024 Compared to Three and Nine Months Ended April 30, 2023

National Retail Solutions Segment

NRS, which represented 8.6% and 6.0% of our total revenues in the three months ended April 30, 2024 and 2023, respectively, and 8.4% and 6.1% of our total revenues in the nine months ended April 30, 2024 and 2023, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
Recurring	$24.0	$16.5	$7.5	45.4%	$70.2	$52.6	$17.6	33.4%
Other	1.7	1.6	0.1	9.8	4.7	4.6	0.1	3.1
Total revenues	25.7	18.1	7.6	42.3	74.9	57.2	17.7	31.0
Direct cost of revenues	(3.6)	(3.1)	0.5	16.2	(9.5)	(8.1)	1.4	18.3
Gross profit	22.1	15.0	7.1	47.6	65.4	49.1	16.3	33.1
Selling, general and administrative	(15.6)	(11.6)	4.0	35.0	(44.5)	(32.9)	11.6	34.9
Technology and development	(1.7)	(1.3)	0.4	28.5	(5.3)	(3.5)	1.8	52.6
Income from operations	$4.8	$2.1	$2.7	129.4%	$15.6	$12.7	$2.9	22.8%

Gross margin percentage	86.1%	83.0%	3.1%		87.3%	85.9%	1.4%

	April 30,		Change
	2024	2023	#	%
	(in thousands)
Active POS terminals	30.3	23.9	6.4	27%
Payment processing accounts	19.5	14.1	5.4	38%

Revenues. Revenues increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to the increase in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in sales commissions, employee compensation, and bad debt expense. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 60.9% from 64.1% in the three months ended April 30, 2024 and 2023, respectively, and increased to 59.4% from 57.6% in the nine months ended April 30, 2024 and 2023, respectively.

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in employee compensation and consulting expense.

Fintech Segment

Fintech, which represented 10.5% and 7.3% of our total revenues in the three months ended April 30, 2024 and 2023, respectively, and 9.6% and 6.6% of our total revenues in the nine months ended April 30, 2024 and 2023, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including Leaf Global Fintech Corporation, or Leaf, a provider of digital wallet services in emerging markets, a variable interest entity, or VIE, that operates money transfer businesses, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
BOSS Money	$27.6	$19.5	$8.1	41.9%	$76.9	$54.6	$22.3	40.7%
Other	3.9	2.3	1.6	67.7	9.2	7.4	1.8	25.2
Total revenues	31.5	21.8	9.7	44.7	86.1	62.0	24.1	38.8
Direct cost of revenues	(14.2)	(9.2)	5.0	54.1	(37.9)	(25.6)	12.3	47.9
Gross profit	17.3	12.6	4.7	37.8	48.2	36.4	11.8	32.5
Selling, general and administrative	(15.3)	(12.1)	3.2	26.7	(43.7)	(33.6)	10.1	29.9
Technology and development	(2.5)	(1.8)	0.7	37.3	(7.1)	(5.3)	1.8	33.5
Other operating (expense) gains	(0.1)	—	0.1	nm	(0.1)	1.9	2.0	103.8
(Loss) income from operations	$(0.6)	$(1.3)	$0.7	58.0%	$(2.7)	$(0.6)	$(2.1)	(336.2)%

Gross margin percentage	54.9%	57.6%	(2.7)%		56.0%	58.7%	(2.7)%

nm—not meaningful

Revenues. Revenues from BOSS Money increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily because of increased transaction volume in BOSS Money’s retail and digital channels. BOSS Money continues to benefit from cross-marketing to BOSS Revolution Calling customers, the expansion of its retail agent network, and enhanced user-experience within the BOSS Money and BOSS Calling apps.

Fintech’s other revenues increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily because of increases in IDT Financial Services’ revenues.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in BOSS Money’s and IDT Financial Services’ direct cost of revenues, which reflected the increase in revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in debit and credit card processing charges, employee compensation, bank fees, and marketing expense. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 48.4% from 55.2% in the three months ended April 30, 2024 and 2023, respectively, and decreased to 50.8% from 54.3% in the nine months ended April 30, 2024 and 2023, respectively.

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in employee compensation and depreciation and amortization expense.

Other Operating (Expense) Gains.  In March 2024, we completed a portion of the integration of the Leaf Wallet platform into the BOSS Money app, including replacing the Leaf tradename with BOSS Money. The Leaf tradename balance of $0.1 million was written-off in the three months ended April 30, 2024. In the nine months ended April 30, 2023, Leaf received payments of $0.3 million from government grants for the development and commercialization of blockchain-backed financial technologies. In addition, in the nine months ended April 30, 2023, we determined that the requirements for a portion of the contingent consideration payments related to the Leaf acquisition would not be met. We recognized a gain of $1.6 million on the write-off of this contingent consideration payment obligation.

net2phone Segment

The net2phone segment, which represented 6.9% and 6.2% of our total revenues in the three months ended April 30, 2024 and 2023, respectively, and 6.8% and 5.7% of our total revenues in the nine months ended April 30, 2024 and 2023, respectively, is comprised of net2phone’s integrated cloud communications and contact center services.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
Subscription	$20.1	$17.1	$3.0	17.1%	$57.9	$49.0	$8.9	18.2%
Other	0.6	1.3	(0.7)	(50.4)	3.1	4.1	(1.0)	(25.9)
Total revenues	20.7	18.4	2.3	12.4	61.0	53.1	7.9	14.7
Direct cost of revenues	(4.3)	(3.8)	0.5	12.4	(12.7)	(11.2)	1.5	13.2
Gross profit	16.4	14.6	1.8	12.4	48.3	41.9	6.4	15.1
Selling, general and administrative	(13.0)	(12.5)	0.5	4.7	(39.5)	(36.5)	3.0	8.2
Technology and development	(2.8)	(2.5)	0.3	12.1	(8.0)	(7.4)	0.6	7.0
Severance	(0.1)	—	0.1	nm	(0.1)	—	0.1	nm
Other operating gain	—	—	—	—	0.1	—	0.1	nm
Income (loss) from operations	$0.5	$(0.4)	$0.9	226.2%	$0.8	$(2.0)	$2.8	141.6%

Gross margin percentage	79.2%	79.2%	—%		79.2%	78.9%	0.3%

nm—not meaningful

	April 30,		Change
	2024	2023	#	%
	(in thousands)
Seats served	384	340	44	13%

Revenues. net2phone’s revenues increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 driven primarily by the growth in subscription revenue in the U.S. and Latin American markets, which reflected the increase in seats served at April 30, 2024 compared to April 30, 2023.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to the increase in revenues, with the largest increase in the U.S. markets. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 63.1% from 67.7% in the three months ended April 30, 2024 and 2023, respectively, and decreased to 64.7% from 68.7% in the nine months ended April 30, 2024 and 2023, respectively.

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

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to increases in employee compensation and depreciation and amortization expense.

Other Operating Gain. In the nine months ended April 30, 2024, we determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met. We recognized a gain of $0.1 million on the write-off of this contingent consideration payment obligation.

Traditional Communications Segment

The Traditional Communications segment, which represented 74.0% and 80.5% of our total revenues in the three months ended April 30, 2024 and 2023, respectively, and 75.2% and 81.6% of our total revenues in the nine months ended April 30, 2024 and 2023, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution Calling, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2024	2023	$/#	%	2024	2023	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$101.6	$101.0	$0.6	0.5%	$301.2	$316.2	$(15.0)	(4.8)%
BOSS Revolution Calling	63.2	77.6	(14.4)	(18.5)	201.2	246.7	(45.5)	(18.5)
IDT Global	50.1	54.5	(4.4)	(8.1)	150.8	174.7	(23.9)	(13.7)
Other	6.8	7.9	(1.1)	(13.2)	21.8	25.1	(3.3)	(13.0)

Total revenues	221.7	241.0	(19.3)	(8.0)	675.0	762.7	(87.7)	(11.5)
Direct cost of revenues	(180.5)	(195.6)	(15.1)	(7.7)	(548.9)	(623.6)	(74.7)	(12.0)

Gross profit	41.2	45.4	(4.2)	(9.3)	126.1	139.1	(13.0)	(9.3)
Selling, general and administrative	(22.7)	(21.8)	0.9	4.4	(64.7)	(67.7)	(3.0)	(4.3)
Technology and development	(5.6)	(6.5)	(0.9)	(13.3)	(17.6)	(19.6)	(2.0)	(10.3)
Severance	(0.4)	(0.1)	0.3	190.3	(1.3)	(0.5)	0.8	181.5
Other operating expenses	—	(4.1)	(4.1)	(100.0)	—	(4.1)	(4.1)	(100.0)

Income from operations	$12.5	$12.9	$(0.4)	(3.5)%	$42.5	$47.2	$(4.7)	(10.0)%

Gross margin percentage	18.6%	18.9%	(0.3)%		18.7%	18.2%	0.5%

Minutes of use:
BOSS Revolution Calling	418	550	(132)	(23.9)%	1,372	1,767	(395)	(22.4)%
IDT Global	1,400	1,434	(34)	(2.4)	4,239	4,756	(517)	(10.9)

Revenues. Revenues from IDT Digital Payments slightly increased in the three months ended April 30, 2024 compared to the similar period in fiscal 2023 primarily from an increase in revenues in the direct-to-consumer channel. Revenues from IDT Digital Payments decreased in the nine months ended April 30, 2024 compared to the similar period in fiscal 2023 primarily from the deterioration of a key international corridor that was particularly impactful to revenues in the wholesale channel, however, this corridor has not been a significant factor since the second quarter of fiscal 2024.

Revenues and minutes of use from BOSS Revolution Calling decreased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023. BOSS Revolution Calling continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to the decreases in minutes of use and revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended April 30, 2024 compared to the similar period in fiscal 2023 primarily due to increases in stock-based compensation, marketing expense, and employee compensation, partially offset by decreases in sales commissions, postage and printing expense, and debit and credit card processing charges. Selling, general and administrative expense decreased in the nine months ended April 30, 2024 compared to the similar period in fiscal 2023 primarily due to decreases in sales commissions, employee compensation, and debit and credit card processing charges, partially offset by an increase in stock-based compensation. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 10.2% from 9.0% in the three months ended April 30, 2024 and 2023, respectively, and increased to 9.6% from 8.9% in the nine months ended April 30, 2024 and 2023, respectively.

Technology and Development. Technology and development expense decreased in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 primarily due to decreases in depreciation and amortization and software license and maintenance expense.

Severance Expense. In the three months ended April 30, 2024 and 2023, Traditional Communications incurred severance expense of $0.4 million and $0.1 million, respectively, and in the nine months ended April 30, 2024 and 2023, Traditional Communications incurred severance expense of $1.3 million and $0.5 million, respectively.

Other Operating Expenses. Other operating expenses included $3.9 million in the three and nine months ended April 30, 2023 for the indemnification of one of our cable telephony customers related to patent infringement claims brought against the customer. On May 8, 2023, we and the customer agreed to a release from the indemnification agreement in exchange for $3.9 million. Also, in the three and nine months ended April 30, 2023, we increased the estimated fair value of acquisition-related contingent consideration by $0.2 million.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)
General and administrative	$(2.3)	$(2.3)	$—	0.2%	$(8.3)	$(6.7)	$1.6	23.5%
Severance	(0.2)	—	0.2	nm	(0.3)	—	0.3	nm
Other operating expense, net	(3.2)	(0.6)	2.6	396.5	(3.0)	(1.8)	1.2	73.0
Loss from operations	$(5.7)	$(2.9)	$(2.8)	(95.4)%	$(11.6)	$(8.5)	$(3.1)	(37.1)%

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

General and Administrative. Corporate general and administrative expense was substantially unchanged in the three months ended April 30, 2024 compared to the similar period in fiscal 2023 primarily because increases in audit and accounting fees and employee compensation were mostly offset by a decrease in stock-based compensation expense. Corporate general and administrative expense increased in the nine months ended April 30, 2024 compared to the similar period in fiscal 2023 primarily because of increases in audit and accounting fees and employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.8% and 0.8% in the three months ended April 30, 2024 and 2023, respectively, and 0.9% and 0.7% in the nine months ended April 30, 2024 and 2023, respectively.

Other Operating Expense, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of $3.2 million and $1.0 million in the three months ended April 30, 2024 and 2023, respectively, and $5.9 million and $5.1 million in the nine months ended April 30, 2024 and 2023, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of nil and $0.4 million in the three months ended April 30, 2024 and 2023, respectively, and $2.9 million and $3.3 million in the nine months ended April 30, 2024 and 2023, respectively. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $2.1 million and $1.7 million in the three months ended April 30, 2024 and 2023, respectively, and $5.4 million and $3.5 million in the nine months ended April 30, 2024 and 2023, respectively. The increases in stock-based compensation expense were primarily due to certain equity grants to Bill Pereira, our President and Chief Operating Officer, in the second quarter of fiscal 2024, including deferred stock units, or DSUs, that, upon vesting, represent the right to receive shares of our Class B common stock, and shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones that may be paid, at Mr. Pereira’s option, in either shares of the Company’s Class B common stock or cash.

At April 30, 2024, there was an aggregate of $0.9 million of total unrecognized compensation cost related to Mr. Pereira’s contingent bonus, which is expected to be recognized over the estimated period that we expect the milestones to be satisfied, which ends in the first quarter of fiscal 2025.

At April 30, 2024, there was $0.9 million of total unrecognized compensation cost related to non-vested DSUs under our equity incentive program adopted on November 30, 2022, which is being recognized on a graded vesting basis over the requisite service periods that end in February 2025. On February 21, 2024, the second vesting date under the program, in accordance with the program and based on certain elections made by grantees, we issued 53,706 shares of our Class B common stock for vested DSUs. Subject to continued full time employment or other services to us, the remaining 147,540 DSUs are scheduled to vest on February 25, 2025.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. At April 30, 2024, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $2.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2024	2023	$	%	2024	2023	$	%
	(in millions)
Income from operations	$11.4	$10.4	$1.0	10.2%	$44.6	$48.8	$(4.2)	(8.5)%
Interest income, net	1.3	0.7	0.6	63.9	3.1	2.0	1.1	57.8
Other expense, net	(3.3)	(0.4)	(2.9)	(756.8)	(6.3)	(2.6)	(3.7)	(142.4)
Provision for income taxes	(3.0)	(3.0)	—	(0.6)	(10.9)	(12.6)	1.7	13.3

Net income	6.4	7.7	(1.3)	(18.1)	30.5	35.6	(5.1)	(14.1)
Net income attributable to noncontrolling interests	(0.8)	(0.8)	—	7.4	(2.9)	(3.1)	0.2	5.0
Net income attributable to IDT Corporation	$5.6	$6.9	$(1.3)	(19.4)%	$27.6	$32.5	$(4.9)	(15.0)%

Other Expense, net. Other expense, net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2024	2023	2024	2023
	(in millions)
Foreign currency transaction (losses) gains	$(2.3)	$0.9	$(3.3)	$2.3
Equity in the net loss of investee	(0.9)	(0.8)	(2.7)	(2.1)
Losses on investments, net	(0.1)	(0.5)	(0.3)	(2.6)
Other	—	—	—	(0.2)
Total	$(3.3)	$(0.4)	$(6.3)	$(2.6)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of April 30, 2024 and 2023, our ownership was 33.4% and 33.3%, respectively, of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three and nine months ended April 30, 2024 compared to the similar periods in fiscal 2023 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended April 30, 2024 compared to the similar period in fiscal 2023 was primarily due to the change in the amount attributable to the noncontrolling interests in Sochitel UK Ltd., partially offset by the changes in the amounts attributable to the noncontrolling interests in NRS and the VIE. The change in the net income attributable to noncontrolling interests in the nine months ended April 30, 2024 compared to the similar period in fiscal 2023 was primarily due to changes in amounts attributable to the noncontrolling interests in Sochitel UK Ltd. and net2phone 2.0, partially offset by the changes in the amounts attributable to the noncontrolling interests in NRS and the VIE.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2024 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2025.

At April 30, 2024, we had cash, cash equivalents, debt securities, and current equity investments of $174.0 million and working capital (current assets in excess of current liabilities) of $130.7 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At April 30, 2024, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $42.2 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at April 30, 2024:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$3.2	$2.7	$0.5	$—	$—
Connectivity obligations under service agreements	1.0	0.8	0.2	—	—
Operating leases including short-term leases	5.7	3.6	1.6	0.4	0.1
Total (1)	$9.9	$7.1	$2.3	$0.4	$0.1

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $29.0 million in performance bonds, and up to $6.2 million for potential contingent consideration payments related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Nine months ended April 30,
	2024	2023
	(in millions)
Cash flows provided by (used in):
Operating activities	$49.3	$28.7
Investing activities	(1.3)	(26.0)
Financing activities	(8.4)	(9.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(5.6)	2.5
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$34.0	$(4.5)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $45.7 million at April 30, 2024 from $37.7 million at July 31, 2023 primarily due to amounts billed in the nine months ended April 30, 2024 that were greater than collections during the period, partially offset by changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $32.1 million at April 30, 2024 from $35.3 million at July 31, 2023 primarily due to decreases in the BOSS Revolution Calling and IDT Digital Payments deferred revenue balances.

Customer deposit liabilities at IDT Financial Services decreased to $83.7 million at April 30, 2024 from $86.5 million at July 31, 2023. Our restricted cash and cash equivalents included $84.5 million and $87.3 million at April 30, 2024 and July 31, 2023, respectively, held by the bank.

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

Investing Activities

Our capital expenditures were $13.6 million and $16.0 million in the nine months ended April 30, 2024 and 2023, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending April 30, 2025 will be $17.5 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

As of July 27, 2023, the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. We subscribed to purchase additional shares for an aggregate of $1.0 million. In the nine months ended April 30, 2024, we paid $1.0 million to purchase the EMI’s shares. In February 2024, each of the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. We paid an aggregate of $0.5 million in the three months ended April 30, 2024 to purchase the additional shares.

In April 2024, each of the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. We paid $0.3 million in May 2024 and we are committed to pay $0.2 million to purchase the additional shares.

On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, among other things, the notes receivable from the EMI that we held with an aggregate principal and accrued interest of $4.0 million were converted into shares of the EMI’s convertible preferred stock. In addition, each of the EMI’s shareholders agreed to purchase additional shares of EMI’s convertible preferred stock, for which we paid $0.2 million in April 2023 and $0.7 million in May 2023 to purchase the additional shares.

In January 2024, we acquired certain software and intellectual property for an online ordering platform for $0.1 million.

Purchases of debt securities and equity investments were $27.6 million and $44.2 million in the nine months ended April 30, 2024 and 2023, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $41.5 million and $34.3 million in the nine months ended April 30, 2024 and 2023, respectively.

Financing Activities

In March 2024, our Board of Directors initiated a quarterly cash dividend of $0.05 per share on our Class A and Class B common stock. In the nine months ended April 30, 2024, we paid aggregate cash dividends of $1.3 million on our Class A and Class B common stock. In May 2024, our Board of Directors declared a dividend of $0.05 per share to holders of our Class A and Class B common stock. The dividend will be paid on or about June 17, 2024 to stockholders of record as of the close of business on June 10, 2024.

We distributed cash of $0.1 million and $0.3 million in the nine months ended April 30, 2024 and 2023, respectively, to the noncontrolling interests in certain of our subsidiaries.

In the nine months ended April 30, 2024 and 2023, we received proceeds from notes payable of $0.1 million and $0.3 million, respectively.

In the nine months ended April 30, 2024 and 2023, we repaid notes payable of $0.1 million and $2.0 million, respectively.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2024 and July 31, 2023, there were no amounts outstanding under this facility. In the nine months ended April 30, 2024 and 2023, IDT Telecom borrowed and repaid an aggregate of $32.9 million and $2.4 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee on the average daily balance of the unused portion of the $25.0 million commitment of 30 to 85 basis points, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2024, IDT Telecom was in compliance with all of the covenants.

In each of the nine months ended April 30, 2024 and 2023, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock in each of the periods.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2024, we repurchased 204,107 shares of Class B common stock for an aggregate purchase price of $5.7 million. In the nine months ended April 30, 2023, we repurchased 280,130 shares of Class B common stock for an aggregate purchase price of $7.5 million. At April 30, 2024, 4.5 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2024 and 2023, we paid $1.5 million and $0.3 million, respectively, to repurchase 41,994 and 13,547 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 22% and 28% of our consolidated revenues in the three months ended April 30, 2024 and 2023, respectively, and 24% and 28% of our consolidated revenues in the nine months ended April 30, 2024 and 2023, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At April 30, 2024 and July 31, 2023, the value of our debt and equity security holdings was an aggregate of $40.9 million and $58.5 million, respectively, which represented 8% and 11% of our total assets at April 30, 2024 and July 31, 2023, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of the 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2024:

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
February 1-29, 2024 (2)	21,229	$35.63	—	4,566,946
March 1–31, 2024 (2)	20,111	$37.82	—	4,566,946
April 1–30, 2024	68,846	$36.58	68,846	4,498,100

Total	110,186	$36.62	68,846
(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

(2)	Shares of our Class B common stock that were tendered by employees of ours to satisfy the employee’s tax withholding obligations in connection with the lapsing of restrictions on restricted stock and deferred stock units. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

IDT CORPORATION

June 10, 2024	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

June 10, 2024	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

