Form 10-K
period 2024-07-31
IDT CORP
filed 2024-10-15
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2024.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $34.58 per share, as reported on the New York Stock Exchange, was approximately $643.6 million.

As of October 7, 2024, the registrant had outstanding 23,654,509 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 4,535,028 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 12, 2024, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2024 refers to the fiscal year ended July 31, 2024).

Item 1. Business.

OVERVIEW

IDT is a provider of point-of-sale terminal-based solutions, international money remittances and other financial technology, or fintech, offerings, cloud communications and traditional communications services. Our businesses leverage one or more of our core strategic assets to serve differentiated markets with innovative offerings.

IDT’s key businesses are:

■	National Retail Solutions (NRS): Operates the leading point-of-sale, or POS, terminal-based platform for independent retailers in the United States including convenience stores, bodegas, liquor, grocery and tobacco stores. NRS’ purpose-built integrated hardware and software solution enables these stores to operate and process transactions more effectively. Through its NRS PAY offerings, NRS enables these retailers to accept and process credit, debit, and electronic benefit transfer payments. Leveraging its POS platform, including its customer-facing screens and transaction analytics, NRS also provides advertisers and marketers with unprecedented reach into the U.S.’s predominantly urban, multi-cultural consumer markets;

■	BOSS Money: Provides international money remittance services marketed primarily to immigrant communities across the United States and Canada. BOSS Money makes it easy and convenient for customers to send money to friends and family in 50 countries in Latin America and the Caribbean, Africa, Europe, and Asia. BOSS Money transfers are initiated both digitally, through the popular BOSS Money and BOSS Revolution apps, and through a nationwide network of licensed BOSS Money retail agents who can accept cash payments;

■	net2phone: Operates a global, cloud platform that provides businesses in North America, South America, and many other countries around the world with unified communications as a service (UCaaS) offerings marketed under its Unite brand and contact center as a service (CCaaS) offerings under its uContact brand, as well as other, smaller offerings to enable intelligent business communications;

■	IDT Digital Payments: Provides a wide range of prepaid digital products including mobile airtime top-up, mobile data bundles, digital gift cards, eSIMs and other offerings directly to consumers through BOSS’ retail and digital channels. (Mobile airtime top-up enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts.) IDT Digital Payments also serves the enterprise space via Zendit, its prepaid-as-a-service platform. Zendit enables businesses, entrepreneurs, and developers to offer prepaid digital offerings globally including mobile airtime top-up, mobile data bundles, digital gift cards, eSIMs and prepaid utility payments;

■	BOSS Revolution (formerly BOSS Revolution Calling): Provides international long-distance voice service marketed primarily to immigrant communities in the United States and Canada. BOSS Revolution is provisioned through the popular BOSS Revolution app and ‘calling cards’ sold by a robust network of over 28,000 BOSS Revolution retail agents; and

■	IDT Global: Provides wholesale international voice termination, virtual numbers, and SMS termination solutions to telecoms worldwide. Through its IDT Express branded self-provisioning portal, IDT Global also serves small and medium businesses.

IDT also operates other, smaller businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

SEGMENT REPORTING

We have four reportable business segments: (1) National Retail Solutions, or NRS; (2) Fintech; (3) net2phone; and (4) Traditional Communications.

The NRS segment, which contributed revenue of $103.1 million in fiscal 2024 and $77.1 million in fiscal 2023 (8.6% and 6.2% of our total revenues, respectively) comprises our NRS business.

The Fintech segment, which contributed revenue of $120.7 million in fiscal 2024 and $86.6 million in fiscal 2023 (10.0% and 7.0% of our total revenues, respectively), comprises our BOSS Money remittance business and other, significantly smaller, financial services businesses.

The net2phone segment, which contributed revenue of $82.3 million in fiscal 2024 and $72.4 million in fiscal 2023 (6.8% and 5.8% of our total revenues, respectively), offers unified communications as a service, or UCaaS, and contact center as a service, or CCaaS, and other significantly smaller offerings that leverage the cloud to enable intelligent business communications.

The Traditional Communications segment, which contributed revenue of $899.6 million in fiscal 2024 and $1,002.7 million in fiscal 2023 (74.6% and 81.0% of our total revenues, respectively) includes IDT Digital Payments, BOSS Revolution, and IDT Global, as well as other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

2008 –We launch BOSS Revolution, a pay-as-you-go international calling service. BOSS Revolution has since become our flagship brand, and the BOSS Revolution platform has expanded to include payment offerings.

2009 – We spin-off our CTM Media Holdings subsidiary to our stockholders. CTM Media Holdings was subsequently renamed IDW Media Holdings, Inc.

2011 – We spin-off our Genie Energy Ltd. subsidiary to our stockholders. Genie Energy’s common stock is listed on the NYSE with the ticker symbol “GNE”.

2013 – We spin-off our subsidiary, Straight Path Communications, Inc., or Straight Path, including its wireless spectrum holdings, to our stockholders. Straight Path was purchased in February 2018 by Verizon Communications Inc.

–	We introduce our BOSS Revolution app for Android and iOS.

–	We launch our BOSS Money international remittance service.

2014 – We sell our stake in Fabrix Systems, a pioneer in cloud storage and network delivery technologies, to Ericsson for $69 million.

2015 – net2phone launches its UCaaS offering in the United States.

2016 – We spin-off our Zedge subsidiary to our stockholders. Zedge’s stock is listed on the NYSE American with the ticker symbol “ZDGE”.

–	We launch NRS to provide POS-based services to independent retailers in the United States.

–	net2phone initiates global expansion of its UCaaS offering with a launch in Brazil.

2017 – We introduce our BOSS Money app for Android and iOS.

2018 – We spin-off our Rafael Holdings, Inc. subsidiary to our stockholders. Rafael Holdings’ stock is listed on the NYSE with the ticker symbol “RFL”.

2019 – NRS launches NRS PAY, enabling retailers to accept credit cards and other forms of digital payment.

2020 – net2phone introduces its Huddle video conferencing solution and integration with Microsoft Teams.

2021 – net2phone launches integrations with Salesforce and Zapier among others, and HIPAA-compatible solutions for healthcare providers.

–	Offerings of our BOSS Money remittance service are integrated into the BOSS Revolution app.

2022 – net2phone acquires Integra CCS, or Integra, a CCaaS provider operating in the Americas and Europe.

–	NRS launches its eWIC service, enabling NRS retailers to accept electronic benefits vouchers from the beneficiaries of the popular Supplemental Nutrition Program for Women, Infants and Children, or WIC.

2023 – NRS expands its POS network to Canada, enrolling its first retailers in Ontario.

- IDT Digital Payments launches Zendit, a global prepaid-as-a-service platform.

2024 - We initiate payment of a regular quarterly dividend to holders of our Common Stock.

– BOSS Money begins offering domestic money transfers, enabling both banked and unbanked customers to send money to friends and family within the United States.

OUR STRATEGY

We operate a portfolio of interrelated businesses. Each of the businesses leverages one or more of our core strategic assets – assets that we have carefully built during the more than thirty years since our inception. They include:

■	Our key brands including NRS, net2phone, BOSS Revolution, BOSS Money, IDT Digital Payments and IDT Global;
■	Our nationwide network of more than 30,000 independent retailers who operate NRS’s POS-based platform and approximately 28,000 BOSS Revolution and BOSS Money retailers who utilize our digital retailer platform;
■	Our customer base of more than eight million users, primarily in immigrant communities within the United States;
■	Our technology, global infrastructure and high-capacity transaction platforms;
■	Extensive VoIP and cloud services expertise; and
■	Our staff of approximately 2,300 dedicated personnel working in over 20 countries on four continents including in-house technology and product development teams.

In recent years, we leveraged these assets to build our three high-margin, growth businesses — NRS, net2phone, and BOSS Money. Each of these businesses’ development has been principally organic and financed with the cash flows generated by our more mature businesses including IDT Digital Payments, BOSS Revolution and IDT Global. Consequently, we avoided debt financing and dilutive capital raises while building an exceptionally strong balance sheet. Today, each of these high-margin growth businesses is cash-flow positive and positioned to significantly expand its operations in pursuit of significant market opportunities.

Our IDT Digital Payments business provides prepaid digital offerings, principally mobile top-up, directly to consumers through BOSS’ retail and digital channels. We also sell over 3,500 digital gift cards from around the world, as well as over 2,000 digital data-only eSIM plans to more than 150 countries. Through its Zendit enterprise platform, IDT Digital Payments enables businesses, entrepreneurs, and developers to offer over 16,000 prepaid digital offerings to their audiences globally.

Our BOSS Revolution and IDT Global businesses operate in the paid-minute voice communications market. Like other operators in this market, these businesses are subject to intense revenue and margin pressure as consumers continue to migrate to free over-the-top voice and messaging services and to flat-rate international long-distance plans. We have worked to counter the impacts of these trends by continually innovating and deploying new features and enhancements to augment the contributions of these offerings while reducing their associated overhead and operating expenditures. To date, these efforts have significantly offset the bottom-line impacts of these offerings’ revenue declines. Nevertheless, we expect that the revenues and cash-flows generated by the BOSS Revolution and IDT Global businesses will decline appreciably in the coming years as the overall paid communications market continues to contract.

On a consolidated basis, the increasing revenue and gross margin contributions from our high-margin growth businesses in combination with our efforts to maximize the cash generation of our lower margin, more mature offerings have enabled us to improve our consolidated bottom-line performance in recent years, to further strengthen our balance sheet, and to return value to stockholders through purchases of our Class B common stock and payment of a quarterly dividend We expect that this trend will accelerate and continue to offset declining revenues from our legacy businesses as our high-margin growth businesses gradually become more significant contributors to our financial results relative to our declining paid-minute voice communications businesses.

BUSINESS DESCRIPTION

National Retail Solutions

NRS generated $103.1 million in revenues and income from operations of $21.6 million in fiscal 2024, as compared with revenues of $77.1 million and income from operations of $14.4 million in fiscal 2023.

NRS operates a network of POS terminals at independent retailers throughout the United States and has a small but growing presence in Canada. The NRS solution includes integrated hardware and software tools that enable these retailers to operate more efficiently and compete more effectively against larger retail chains.

The POS terminal’s hardware includes a cash register, barcode scanner, retailer and customer-facing hi-definition screens, a receipt printer, and a credit card reader. NRS’ integrated, proprietary software is offered to retailers as a service and provides operational tools including inventory management, sales tracking, price book management, and other useful features. NRS technology teams continuously enhance the software and develop new features to better serve existing customers and facilitate expansion into additional retail market segments.

The primary market for NRS’ POS terminals is the independently owned convenience, bodega, liquor, grocery, and tobacco stores in the United States, many of which primarily serve foreign-born communities in urban areas.

NRS continues to increase the number of POS terminals active in its network. As of July 31, 2024, the NRS POS network included approximately 32,100 terminals, an increase from 25,700 a year earlier. We believe that our network of NRS retailers comprises the largest POS network serving convenience store retailers in the U.S. by a significant margin. NRS sells its POS terminals through our and NRS’ own dedicated sales agents, through in-house telemarketing, and through strategic relationships with wholesale distributors.

NRS generates revenue from a portfolio of services for both retailers and third parties. The vast majority of revenue is generated by recurring services including:

■	Merchant Services. Merchant services revenue is generated by NRS PAY, a service enabling retailers to accept and process payments made by credit cards, debit cards, electronic benefits transfer and other forms of electronic payment. The NRS PAY offering is attractive to retailers for several reasons:

○	For new customers / retailers, NRS incentivizes retailers to also enroll in NRS PAY by reducing the cost of the NRS POS hardware;

○	NRS PAY’s pricing model is straightforward and easily understood, NRS PAY does not charge hidden fees – a frequent sore point for retailers under contract to other providers;

○	NRS provides the NRS PAY equipment at no cost to the retailer; and

○	NRS PAY offers several credit card processing plans that include a cash discount offering, a standard plan and customized pricing.

NRS, though NRS PAY, operates as an independent service organization (ISO), acting as an essential, retailer-facing intermediary between NRS retailers and its payment facilitator.

At July 31, 2024, NRS had approximately 21,300 NRS PAY customers compared to approximately 15,800 a year earlier.

■	Display Advertising. NRS’ offerings participate in the retail media network advertising market, which is uniquely positioned to reach consumers at or near their point of purchase. Through its NRS Digital Media brand, NRS operates a nationwide, digital retail media platform. The platform leverages the 15-inch digital consumer facing display screens on each NRS terminal enabling advertisers to engage customers at the time of purchase. NRS Digital Media offers its large inventory of static and video advertisements, including video accompanying third-party provisioned content, extensive reach into the predominantly urban, multicultural consumer market served by NRS retailers. It markets its advertising inventory through both programmatic and, to a lesser extent, direct channels to consumer package-good sellers and other brand marketers, government agencies and non-profits.

■	Data and Analytics: NRS licenses its first party retail data from merchants operating the NRS POS system to consumer packaged goods brands, marketers, and other third-parties under its NRS Insights brand. This data captures product sales processed through the NRS POS at the transaction level including all scannable products identified with a universal product code (UPC) as well as items prepared or packaged in-house, i.e., brewed coffee, bakery, and food service. The data are provisioned based on the client’s formatting and business requirements and are typically ingested into broader sales and marketing data warehouses. NRS Insights’ data typically fill a blind spot in overall retail sales, as the independent retailer market that NRS serves is often either under-represented through common data syndicators or not included in their “tracked channels”. Additionally, because NRS retailers’ stores predominantly serve urban consumers, their shoppers over-index to multicultural demographics – a view that may be diluted or unavailable through other data providers and aggregators.

The NRS Insights data are used by licensees both tactically and strategically. Common tactical applications of the data include sales enablement activities such as identifying core item distribution voids and monitoring speed to shelf and adoption of new product launches. Popular strategic applications of the data include gaining competitive intelligence, informing research and development activities, and informing acquisition and merger strategies.

NRS Insights also provides analytical services to third parties, leveraging its data to answer high impact business questions including, but not limited to, advertising measurement, market-basket studies, inventory (SKU) optimization, and price elasticity.

■	Terminal-based software services. NRS offers retailers several pricing plans for its proprietary software solutions. These plans offer different levels of features depending on the retailer’s needs.

In addition to these recurring sources of revenue, NRS also sells its POS terminals to retailers.

We believe that NRS’ competitive advantages include:

■	Our purpose-built package of hardware and software is tailored specifically to the needs of independent retailers;

■	Our established direct sales and marketing capabilities focused on independent retailers including our relationships with the wholesale distributors who supply these stores;

■	Our POS terminal’s 15 inch hi-definition customer-facing screen for displaying advertising and promotions provisioned via the NRS platform, and established relationships with supply side advertising platforms;

■	Our ability to accept and target advertising and content in multiple formats to meet the needs of a diverse variety of potential advertising inventory buyers;

■	For our data analytics business, the scale of our network and unique reach into the urban consumer convenience store market;

■	Our focus on urban markets with high concentrations of first- and second-generation immigrants that provides advertisers and marketers with unprecedented reach and insight into these communities;

■	For NRS PAY, we are ideally positioned to supply payment processing services to retailers who purchase, or already utilize, our terminals, and appeal to many more potential customers through simplified, transparent pricing plans with credit card terminals, no hidden fees and lower total cost to operate than most competitors;

■	In certain states, NRS PAY’s solution is licensed to accept governmental electronic benefit transfers that certain competitors may not be licensed to accept;

■	Because of our large scale compared to newcomers and small competitors, we are able to attractively price our software-as-a-service fees at levels that are generally well below theirs;

■	Our ability to leverage new offerings for retailers through third party providers who are attracted by our scale and the flexibility of our platform; and

■	Our experienced and proven management team, many of whom have been with NRS since inception.

NRS’ growth strategy includes:

■	Expansion of our POS terminal network into new retail verticals enabled, in some markets, by the development of new POS hardware formats and software functionalities;

■	Subsidize the POS hardware, particularly for retailers who also enroll in NRS PAY;

■	For NRS PAY, conversion of current NRS terminal customers, particularly as contracts with their existing credit card processors expire, and conversion of existing NRS PAY customers to higher margin pricing plans;

■	For NRS advertising, integrations with new programmatic advertisers and the development of differentiated offerings that enable us to more effectively leverage the unique strengths of our platform;

■	Develop partnerships to provide NRS retailers with robust home delivery service options; and

■	Build out the NRS digital wholesale supply channel to provide NRS retailers with new cost-effective supply options.

Competition

Currently, nationwide POS platform service providers, including Square, Toast, Lightspeed, Clover, and NCR, primarily serve retail chains or are focused on other retail segments, such as sit-down restaurant chains.

NRS markets its POS platform offerings primarily to independent convenience stores, including bodegas, and other small format retailer store owners including liquor and tobacco stores. Historically, many of NRS’ customers have not previously used a POS system. In cases where NRS’ target market is using or does consider an alternative solution, we believe that NRS’ suite of proprietary software solutions, affordable and discounted POS equipment and free credit card terminals are key drivers behind its success versus the competition.

NRS expects to encounter more frequent direct competition from local and/or national POS networks as it expands to new adjacent target markets.

Fintech

Fintech is comprised of BOSS Money and other, significantly smaller, financial services businesses. Fintech revenues were $120.7 million in fiscal 2024 compared to $86.6 million in fiscal 2023. Fintech’s loss from operations was $0.1 million in fiscal 2024 compared to $2.5 million in fiscal 2023. BOSS Money revenues were $108.3 million in fiscal 2024, an increase of 40.8% from revenues of $76.9 million in fiscal 2023.

BOSS Money enables customers in the United States and Canada to send money conveniently and affordably to third parties around the world. International remittances are a primary economic activity for the tens of millions of first- and second-generation immigrants in the United States. At July 31, 2024, BOSS Money provided its remittance service to 49 countries through approximately 1,300 payer entities and its payout network included over 235,000 cash payout locations worldwide in addition to bank deposits, mobile money wallets, credit to debit cards, and home delivery payout options.

BOSS Money is offered directly to consumers via our digital channels including the BOSS Money app and the BOSS Revolution app. To utilize our digital channel, customers can charge their debit or credit cards or authorize ACH transfers from their bank accounts.

Our retail channel network comprises licensed and authorized BOSS Money agents nationwide. Customers can initiate transfers through a BOSS Money agent with cash as well as with their debit or credit cards.

We continue to build our retail origination network by using our internal sales force to recruit new BOSS Money retailers, primarily focusing on retailers that already provision BOSS Revolution and IDT Digital Payments services. To qualify to provide our service, BOSS Money retailers must meet certain stringent financial and other regulatory qualifications. We also continue to enhance the BOSS Money retailer portal and platform to make transaction execution more convenient for retailers, the majority of whom host multiple remittance providers.

We continue to expand our BOSS Money customer base at rates well above the domestic remittance industry’s average by marketing to the large BOSS Revolution customer base, as well as by targeting new customers directly, primarily through attractive fee and foreign exchange rate offers, through both our digital and retail channels, but also through online, media and events advertising.

BOSS Money generates revenues from a per-transaction fee charged to the customer and from foreign exchange differentials. Our transaction costs include commissions paid when the transaction is initiated by a retail agent, payment to the international disbursing agent, banking, compliance and foreign currency exchange costs, and, for digital transfers, credit and debit card processing fees.

BOSS Money’s gross margins are typically higher on remittances initiated through our digital channels compared to retail channel transactions, as we pay retail agents transaction-based commissions on the latter.

Competition and Competitive Strengths

The money transfer industry is intensely competitive, with participants ranging from banks, digital remittance providers, fintech startups and traditional remitters. Digital competitors such as Xoom (a subsidiary of PayPal), Wise, Remitly, and Sendwave along with traditional money remitters, including Western Union, Ria, MoneyGram, Intermex and Viamericas compete in the remittance space. Increased competition could result in lower prices, slimmer margins, lower profitability and potential loss of market share. The ability to adjust pricing and continuously innovate is crucial but also erodes margins. As competition in the remittance market intensifies, there is a need to increase investment in marketing and promotions to attract and retain customers, which could lead to higher costs and tighter margins. BOSS Money will also face challenges in retaining customers as the market becomes more competitive, and high churn rates or failure to increase customer loyalty could negatively impact long-term growth.

We continue to compete successfully in part by migrating customers from our other BOSS offerings to BOSS Money leveraging our highly regarded BOSS brand, insights into our customers, and cross-marketing capabilities. We compete for customers outside the BOSS ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates. We believe that BOSS Money’s competitive strengths include:

■	Our BOSS name is an established and trusted brand that has served immigrant communities in the United States for over a decade. We spend significantly on BOSS-branded marketing to support BOSS Revolution and BOSS Money. Through the nationwide network of over 28,000 BOSS Revolution retailers, the BOSS brand has a high-visibility storefront presence in many communities with significant immigrant populations;

■	The BOSS customer eco-system includes the significantly larger customer bases of BOSS Revolution and IDT Digital Payments. We are able to significantly lower BOSS Money’s customer acquisition costs, and therefore grow more efficiently, through our intensive cross-product marketing efforts within our eco-system;

■	The BOSS Money and BOSS Revolution apps, which are used for the substantial majority of our transactions, are based on a proprietary, internally developed, scalable platform that has earned high marks from customers for its ease of use, reliability, and customer service;

■	Our internal sales force, which serves our 28,000 BOSS Money retailers;

■	Our nationwide retail channel that enables underbanked and unbanked customers to initiate cash transactions;

■	Our comprehensive compliance processes and procedures; and

■	Our experienced management team.

BOSS Money’s growth strategy includes:

■	Expansion of our international payout network with a focus on certain popular destinations in Africa and Asia;

■	Expansion of origination beyond the United States and Canada to the United Kingdom and, potentially over the longer term, to European countries with large immigrant populations;

■	Continued migration of our BOSS Revolution and IDT Digital Payments customers from competitors to BOSS Money;

■	Further enhancement to our BOSS Money app, BOSS Revolution app and retailer portal;

■	Increasing the number of BOSS Money retail agents; and

■	Addition of new features and offerings.

net2phone

net2phone’s revenues were $82.3 million in fiscal 2024 compared to $72.4 million in fiscal 2023. net2phone’s income from operations was $1.7 million in fiscal 2024 compared to loss from operations of $2.8 million in fiscal 2023.

net2phone enables its customers to transform their communications by leveraging its cloud platform to provide solutions that enable more intelligent, flexible and adaptive communications. net2phone operates in the United States, Canada, Mexico, Central and South America and Spain.

net2phone’s offerings include:

■	Unified Communications as a Service (UCaaS): net2phone’s Unite branded UCaaS service utilizes its cloud platform to provide conversational continuity across channels from any connected device – tethered or mobile – and to measure, manage and analyze those communications for enhanced insight and productivity. net2phone provides its UCaaS customers that convert from on-premise PBXs with advanced Internet Protocol, or IP, desktop phones and/or with a bring-your-own-device solution accessed through its integrated web portal and through net2phone’s mobile app. net2phone’s UCaaS service includes multi-channel communications with voice management features, unlimited domestic and international calling to over 40 countries, robust messaging and chat tools, voicemail to email transcription, client analytics, AI-powered functionalities including instant call summaries and transcripts, internal team chat, the net2phone Huddle video conferencing service, and reporting and system management capabilities accessed through its online console. net2phone’s UCaaS service integrates seamlessly with business communication platforms (such as Microsoft Teams and Slack), leading customer relationship management, or CRM, services (such as SalesForce, Zoho and others) and text-based communications platforms. net2phone adds features, enhancements and integrations on a regular basis leveraging its agile development philosophy.

■	Contact Center as a Service (CCaaS): net2phone offers robust and integrated cloud CCaaS solutions under its uContact brand. uContact provides omnichannel contact center solutions including workflows, forms, reports, dashboards, CRM alerts, and monitoring for inbound, outbound, or blended contact centers. uContact also offers gamification components to improve employee efficiency and engagement. uContact is sold either as a stand-alone offer or as a bundled solution with net2phone’s UCaaS or SIP Trunking offerings.

■	Huddle: net2phone’s video and audio streaming solution, Huddle, is integrated with and provisioned through its unified communications offering, Unite. Huddle delivers a comprehensive feature set including phone dial-in conference options, robust user controls, single sign-on, noise cancelation, screen blur, Huddle reactions and complete on-the-go access. Huddle integrates fully with Google and Microsoft Outlook calendars. Conversations on Huddle are secure, and passcode protected.

■	Session Initiation Protocol (SIP) Trunking: net2phone’s SIP Trunking service provides high-quality voice channels from net2phone’s expansive VoIP network directly to the client’s on-premise IP-PBX. net2phone’s SIP Trunking service has been certified for compatibility with leading IP-PBX vendors such as Avaya and 3CX.

These offerings include advanced feature sets ideal for many mid-market scale businesses with 50 to 1000 seats.

Other net2phone differentiators include white glove customer service, integrations with third-party software and deep localization. net2phone’s global infrastructure, locally based sales and customer support teams and native language support, enable net2phone clients to retain the look and feel of localized customer and user experiences.

net2phone goes to market through a synergistic combination of channel partnership and direct to end-user sales with differentiated approaches tailored to each geographic market.

net2phone focuses primarily on an indirect go-to-market strategy in the majority of its markets, utilizing extensive networks of channel partners including Technology Solutions Brokerages (TSBs), Tech Services Distributors (TSDs), Managed Service Providers (MSPs), and Value-Added Resellers (VARs) partners. This channel-centric approach enables net2phone to efficiently reach its extensive target market of midsize businesses, which rely heavily on these types of service providers to address their IT needs. net2phone’s partner channel is overseen by regional channel sales managers employed by net2phone.

net2phone is continuing to expand its direct-to-business channel in each of its markets through digital marketing, brand awareness campaigns, and participating in local and regional events.

Both net2phone’s channel partners and direct business customers choose its solutions because of our user-friendly offerings, availability of in-house support agents, value proposition, and track record of reliability and stability. Channel partners value net2phone for its extensive customization capabilities, frictionless and rapid quote generation, and competitive compensation – backed by its dedicated channel sales team.

net2phone’s direct marketing to channel partners and end users includes search engine marketing, search engine optimization, third-party lead generation platforms, social media marketing, webinars, industry focused events, and other forms of demand generation.

net2phone’s indirect marketing funnels through its network of partners, technology distributors, and affiliates and includes tradeshows and local events, marketing development support for partners and other forms of demand generation, layered with ongoing channel sales training, proof of concepts and demos.

net2phone closely tracks its acquisition costs across both channels to ensure it is acquiring customers in a cost-efficient manner and consistent with its targets for return on investment.

net2phone’s growth strategy includes:

■	Expanded AI-powered functionalities to further leverage the large and improving capabilities of language models to drive quantifiable improvements in customer engagement and business performance across its Unite and uContact platforms, and its Huddle video conferencing feature. net2phone AI was initially introduced on net2phone’s platform in 2024, including instant call transcription and summarization features.

■	Across its offerings, net2phone plans to introduce burstable line capacity that allows a customer to temporarily increase their bandwidth to handle short-term traffic spikes, providing end users with the option to leverage net2phone’s robust network capabilities to temporarily exceed stipulated line limits, thereby enabling them to effortlessly add additional capacity during periods of brief demand volatility.

■	For its Unite customers, net2phone plans to provide integration with WhatsApp. With this integration – already available to uContact customers, clients will be able to send and receive WhatsApp messages on the net2phone portal.

■	Premium plan tiers: net2phone offers multiple tiered plans with differentiated functionalities and pricing for its UCaaS and CCaaS offerings. To meet the needs of its customers and enhance revenue per customer, sales efforts will focus on upselling premium feature sets to existing customers as well as onboarding new customers on premium plans.

■	Focus channel expansion on MSPs and resellers: net2phone’s continuous product development makes its offerings increasingly attractive to larger, more complex organizations that demand more advanced feature sets. As a result, net2phone is focused on expanding its partnerships with both MSPs, who provision services to larger, more technologically demanding end users on a subscription basis, and resellers, who purchase services directly for subsequent resale, often under their own label, and who are responsible for customer onboarding and support.

■	Expansion of CCaaS: net2phone’s uContact branded CCaaS solution enables net2phone to expand its channel partner portfolio by adding partners that focus mainly or exclusively on the CCaaS space. uContact also expands net2phone’s total addressable market by allowing it to target larger enterprise accounts, business process optimization, or BPO, providers (outsourced call centers), and international contact centers, as well as entities that want an integrated UCaaS and CCaaS solution. net2phone expects CCaaS-driven opportunities will continue to increase its average user per customer considerably beyond what it experiences in the UCaaS space. In addition, Ucontact is expected to generate higher revenue per customer, while commanding stickier, longer-term relationships with customers.

■	Selectively pursue acquisitions and strategic investments: net2phone may continue to selectively pursue acquisitions and strategic investments to strengthen its platform with new capabilities and solutions as well as to expand its position in its existing markets or to establish a presence in new markets.

Competitive Strengths

We believe that net2phone’s competitive strengths include:

■	Proprietary communications-as-a-service product suite. net2phone provides a leading, proprietary cloud-based communications and collaboration platform for its customers. Key differentiators include net2phone’s advanced feature sets, proprietary CCaaS offering, white glove customer service, integrations with third-party software, and deep localization. Through net2phone’s platform, customers can access voice, video, chat and messaging services, softphone and mobile applications, customizable packages, and a partner portal. The seamlessly integrated solutions on net2phone’s platform are delivered and centrally managed through an intuitive, ‘single pane of glass’ master portal that allows channel partners and customers to easily monitor and manage the product offering. net2phone’s CCaaS offering provides software for customized campaign management, including inbound and outbound call management, messaging, gamification, reporting, and live monitoring. net2phone’s CCaaS offering is tailored for call centers ranging from 20 to 1,000 agents. net2phone supports seamless product suite integrations with leading third-party CRMs and text-based business collaboration platforms including Google Meet, Microsoft Teams, Zoho, Slack, Zapier, and Salesforce, with new integrations added to meet demand.

■	Platform built for our channel partners. net2phone has built its platform to both serve the needs of its customers and to empower its channel partners. We believe that net2phone’s platform provides its partners with an effective way to market and sell its comprehensive solutions to new customers and manage its existing customers. In addition, net2phone’s integrations with leading third-party applications enable its partners to offer more comprehensive solutions. net2phone’s suite of solutions is delivered to the marketplace both quickly, intuitively, and precisely. net2phone has developed a proprietary partner portal exclusively for its growing partner community. net2phone’s channel partners can easily quote and deliver a net2phone proposal and agreement proceeding directly to onboarding.

■	One World, One Platform. net2phone is deploying a single cloud-based platform to provide its unified communications service globally. This single-platform approach enables a consistent, holistic approach to new feature deployment, service upgrades, and marketing. The platform has been deployed in the United States, Brazil, and Mexico to date.

■	Distribution power of net2phone’s more than 2,500 active channel partners enhanced with an emergent direct to consumer strategy. net2phone’s’ vast and growing partner network gives it tremendous leverage to grow its business customer base, increase revenue from its existing clients and expand its footprint to adjacent geographies. net2phone’s platform is tailored to support channel partners and includes channel incentives built into its pricing structure, technology platform, and support services. net2phone puts its channel and customer priorities first. Channel partners are motivated to sell net2phone’s offering due to its premier, localized channel partner support and marketing. While net2phone is primarily focused on strategically growing its channel sales, it has also been focusing on the expansion of its direct-to-business sales.

■	Differentiated customer support and local market presence. net2phone offers channel partners and customers white glove customer service, integrations with third-party software, and deep localization. net2phone’s on-the-ground presence in international markets accounted for approximately 77% of its personnel at the end of fiscal 2024. Regional-based customer service and sales teams are a key differentiator and propel net2phone’s international business.

■	Track record and focus on innovative solutions. net2phone’s long track record of innovation includes the development of its proprietary UCaaS platform, including the Huddle video conferencing service, as well as numerous patents around virtualized communication technologies.

■	Employee-friendly culture that allows net2phone to attract and retain talent. net2phone has sought to create a workplace and culture that is entrepreneurial, positive, employee-friendly and encourages its employees to work towards its shared goals of delivering innovative solutions to its customers and supporting its partners. As of July 31, 2024, net2phone had approximately 460 employees worldwide, with 77% located outside of the United States.

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

The CCaaS market is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of AI, mobile devices and social media. The proliferation of AI, mobile devices and social media is driving change in contact center technology, as customers expect seamless communication across any channel according to their preference and needs. net2phone competes with large legacy vendors that offer on-premise contact center systems, such as Avaya and Cisco. These legacy telephony vendors are increasingly supplementing and replacing their traditional on-premise contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships, and in-house development. Additionally, net2phone competes with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE, Five9, and Genesys. net2phone also faces competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering both unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. CRM vendors are also increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers.

net2phone’s competitors may enjoy competitive advantages over it, including greater name recognition, longer operating histories and larger marketing budgets, as well as greater financial and/or technical resources. With the introduction of new technologies and market entrants, net2phone expects competition to continue to intensify.

Traditional Communications

Our Traditional Communications segment generated $899.6 million in revenues and income from operations of $56.4 million in fiscal 2024, as compared with revenues of $1,002.7 million and income from operations of $61.3 million in fiscal 2023.

Traditional Communications comprises the following businesses:

■	IDT Digital Payments, which includes certain consumer prepaid offerings – primarily mobile top-up, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts, and Zendit, its cloud-based prepaid-as-a-service platform, which enables businesses and developers to offer prepaid digital offerings globally through their apps and websites;

■	BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada;

■	IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and

■	Other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

IDT Digital Payments

IDT Digital Payments’ revenues were $407.4 million in fiscal 2024 compared to $417.1 million in fiscal 2023 (45.3% and 41.6% of Traditional Communications’ revenues in fiscal 2024 and fiscal 2023, respectively). The substantial majority of IDT Digital Payments’ revenue is from sales of international mobile top-up services. IDT Digital Payments offers mobile top-up for approximately 185 different carriers in more than 100 countries, primarily in Latin America, the Caribbean and Africa. IDT Digital Payments leverages our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

IDT Digital Payments is sold through the BOSS platform primarily through three channels:

■	direct-to-consumer, through the BOSS digital channel, including our BOSS Revolution and BOSS Money apps, and the BOSS Revolution website;

■	retail, through our BOSS Revolution retail network including direct provisioning by retailers using our BOSS Revolution retailer platform, NRS terminals and through mobile operator-branded top-up cards, and

■	enterprise and wholesale, in which we provision international offerings for other businesses through Zendit’s cloud-based prepaid-as-a-service platform.

IDT Digital Payments’ growth drivers include deployment of additional data-centric bundles to meet the growing demand for data from mobile phone customers in developing countries worldwide, the introduction of digital gift cards and e-sims, cross selling to our current BOSS Revolution and BOSS Money customers, expansion of the Zendit prepaid platform, and further expansion into the enterprise and wholesale market as well as other regions.

Competition

IDT Digital Payments’ major competitors include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with IDT Digital Payments; and

■	other service providers, distributors, and wholesalers, including DT One, Ding, and Recharge.com.

We believe that IDT Digital Payments’ competitive advantages include:

■	our direct connection to most of the Tier 1 and Tier 2 mobile carriers worldwide;

■	the strength of IDT’s balance sheet, which allows us to compete effectively in capital intensive prepaid markets;

■	our extensive distribution and retail networks that provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash; and

■	our strong omni channel approach, which includes the BOSS Revolution retailer network, the BOSS digital platform, including the BOSS Money and BOSS Revolution apps and the BOSS Revolution website, and the enterprise and wholesale channel.

BOSS Revolution

BOSS Revolution’s revenues were $263.2 million in fiscal 2024 compared to $322.1 million in fiscal 2023 (29.3% and 32.1% of Traditional Communications’ revenues in fiscal 2024 and fiscal 2023, respectively).

BOSS Revolution is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and a digital-only offering in Europe and Australia.

BOSS Revolution includes our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution served, as of July 31, 2024, approximately 1.8 million customers per month.

BOSS Revolution is offered through our digital channels – the BOSS Revolution app and website, and through our extensive national network of BOSS Revolution retailers.

BOSS Revolution allows users to place international long-distance calls at affordable rates from the BOSS Revolution app or by calling an access number. Regardless of how the call originates, our customers must first establish and top-up a prepaid BOSS Revolution account that is linked to their phone. Customers can open a BOSS Revolution account for free and top-up with a debit or credit card using the BOSS Revolution app, through the BOSS Revolution website (www.bossrevolution.com) or by phone, or with cash at any BOSS Revolution retailer. Once the account is established and a call is placed, our platform recognizes the customer’s phone through its network-provided automatic number identification and seamlessly links each call to the corresponding BOSS Revolution account. Callers then enter their destination phone numbers. BOSS Revolution customers’ account balances are debited at a fixed rate per minute or at a fixed amount for calling plans to a specific country over a specified time period. In contrast to certain of our competitors, BOSS Revolution does not charge connection, usage or breakage fees. BOSS Revolution’s per minute rates vary by the destination country, city, and whether the call is placed to a landline or mobile phone. Rates are published on the BOSS Revolution website and within the BOSS Revolution app.

Users of the BOSS Revolution app constitute the majority of our customers to date. At July 31, 2024, approximately 1.25 million customers per month utilized the BOSS Revolution app.

In the United States, we distribute our BOSS Revolution hard cards and other retail products primarily through our network of distributors that, either directly or through sub-distributors, sell to retail locations. In addition, our internal sales force sells BOSS Revolution and other platform products directly to retailers.

At July 31, 2024, approximately 28,000 retailers per month utilized our digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 3,000 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

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

BOSS Revolution’s retail sales have traditionally been, and continue to be, strongest in the Northeastern United States and in Florida because of our extensive local distribution network. We continue to grow BOSS Revolution’s distributor relationships and expand BOSS Revolution’s retail network in other areas of the United States and Canada, including the Southwest and West Coast.

Competition

BOSS Revolution is subject to fierce competition. While virtually any company offering communication services is a competitor, we face particularly strong competition from Tier 1 mobile network operators who offer flat-rate international calling plans, other PIN-less prepaid voice offerings, prepaid calling card providers, mobile virtual network operators, and VoIP and other “over the top”, or OTT, service providers. Outside the United States, we also compete with large state-owned or state-sanctioned telephone companies.

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

The continued growth of OTT calling and messaging services such as WhatsApp, Messenger, FaceTime, and others have adversely affected the sales of BOSS Revolution and our other prepaid calling services. We expect the popularity of these IP-based services—many of which offer free voice and/or video communications—to continue to increase, which will increase substitution for, and pricing pressure on, our BOSS Revolution and other international prepaid calling offerings. However, free services typically require both the caller and recipient to have a broadband connection. BOSS Revolution utilizes telephone networks to enable voice communications even when neither party has broadband connectivity.

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

Our ability to compete successfully against these various operators and service providers stems from several factors, including:

■	our interconnect and termination agreements, network infrastructure, and least-cost-routing system enable us to offer low-cost, high-quality services;

■	our continued innovation with new plans tailored to the specific needs of different corridors and finding new ways of delivering more value to consumers striving to connect with third parties around the globe;

■	our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash;

■	our BOSS Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing;

■	our continued migration of our existing customers to our digital platform including the BOSS Revolution app; and

■	our offering of synergistic IDT Digital Payments and BOSS Money over the BOSS Revolution platform that customers can conveniently access from their accounts.

Our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, to maintain our distribution and retail networks, to increase usage through the BOSS Revolution app, and to innovate new products and services to fit the evolving needs of our customers.

IDT Global

IDT Global’s revenues were $201.1 million in fiscal 2024 compared to $230.3 million in fiscal 2023, contributing 22.4% and 23.0% of Traditional Communications’ revenues in fiscal 2024 and fiscal 2023, respectively.

IDT Global is one of the larger wholesale carriers of international long-distance minutes in the world.

IDT Global’s telecommunications network is comprised of interconnections and commercial relationships that reach virtually every significant global telecom operator. These relationships enable us to carry international telecommunications traffic to more than 200 countries around the world. IDT Global’s customers include our BOSS Revolution and net2phone businesses, major and niche carriers around the globe, mobile network operators, and other service providers such as call aggregators. For many of these customers, particularly the major carriers, we engage in buy-sell relationships, terminating their customers’ traffic in exchange for terminating our traffic with them.

IDT Global offers competitively priced international termination rates at several quality levels. We can offer competitively priced termination services in part because of the large volumes of originating minutes generated by our BOSS Revolution business, our global platform powered by proprietary software, our team of professional and experienced account managers and market makers, and our global network of interconnections and relationships with other telecom operators. IDT Global’s services are marketed and sold through our internal account management team and the IDT Express digital portal. IDT Express focuses on delivering wholesale voice and direct inward dialing, or DID, services to small and medium size businesses domestically and internationally.

Traditional Communications terminated 8.0 billion minutes in fiscal 2024, as compared to 9.3 billion minutes in fiscal 2023. IDT Global accounted for 5.7 billion minutes and 6.3 billion minutes of the total Traditional Communications’ minutes in fiscal 2024 and fiscal 2023, respectively.

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

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2024, IDT Global, through its wholesale carrier organization and IDT Express channel had more than 1,600 customers, including more than 280 carrier relationships globally.

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

Competition

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price and quality of service.

IDT Global participates in a global marketplace with:

■	interexchange carriers and other long-distance resellers and providers, including large carriers such as T-Mobile, AT&T, and Verizon;

■	historically state-owned or state-sanctioned telephone companies such as Telefonica, Orange SA, and KDDI;

■	on-line, spot-market trading exchanges for voice minutes;

■	OTT internet telephony providers;

■	other VoIP providers;

■	other providers of international long-distance services; and

■	alliances between large multinational carriers that provide wholesale carrier services.

We believe that IDT Global derives a competitive advantage over some participants on certain routes from several inter-related factors:

■	our BOSS Revolution business generates originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale marketplace;

■	the proprietary technologies powering our IDT Global platform and, in particular, the software that drives VoIP enables us to scale up at a lower cost than many of our competitors;

■	our professional and experienced account management team; and

■	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or time-division multiplexing, or TDM) is most feasible.

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

Our technology infrastructure has been designed around industry-standard architectures to reduce downtime in the event of outages or catastrophic occurrences. We strive to continually improve our technology infrastructure to enhance the customer experience and to increase efficiency, scalability, and security. Our platforms’ architecture enables us to connect parties regardless of whether the transaction is occurring at a traditional physical location, online, or through a mobile device. Our platforms incorporate multiple layers of protection, both for continuity purposes and to address cybersecurity challenges. We engage in multiple efforts to protect our software platforms against these challenges, including regularly testing our systems to address potential vulnerabilities.

Our technology organization is responsible for the design, development, testing, and delivery of new software, technologies, and features of our products and services, as well as the continued improvement and iteration of our existing products and services. Our technology employees are distributed globally in our Newark, Jerusalem, Guatemala, Warsaw, and Minsk offices. Our technology team consists of our software engineering, voice engineering, quality engineering, data warehousing, ML (Machine Learning) and AI (Artificial Intelligence) development, data engineering, systems, NOC (Network Operations Center), and operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

Our technology organization uses several key performance indicators to track service quality that meet or exceed industry standards for Software-as-a-Service and technology enabled services. Our technology organization maintained an aggregate service uptime of approximately 99.97% in fiscal 2024. The software defect escape ratio, a measure of quality engineering for our flagship BOSS Revolution brand, was 4% in fiscal 2024, meaning more than 96% of product defects were detected and fixed internally before being released to our customers. Furthermore, this high level of quality was achieved utilizing suites of proprietary tests of which the majority are fully automated by a combination of proprietary software and technologies provided by third parties.

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

Regulation of Telecom by the Federal Communications Commission

In 1997, the FCC issued an order, referred to as the Universal Service Order, that requires all telecommunications carriers providing interstate telecommunications services to contribute to universal service support programs administered by the FCC (known as the Universal Service Fund). In addition, beginning in October 2006, interconnected VoIP providers, such as our subsidiary net2phone, are required to contribute to the Universal Service Fund. These periodic contributions are currently assessed based on a percentage of each contributor’s interstate and international end user telecommunications revenues reported to the FCC. We also contribute to several other regulatory funds and programs, most notably Telecommunications Relay Service, or TRS, FCC Regulatory Fees, and Local Number Portability (collectively, the Other Funds). We and most of our competitors pass through Universal Service Fund and Other Funds contributions as part of the price of our services, either as part of the base rate or, to the extent allowed, as a separate surcharge on customer bills. Due to the manner in which these contributions are calculated, we cannot be assured that we fully recover from our customers all of our contributions. In addition, based on the nature of our current business, we receive certain exemptions from Universal Service Fund contributions. Changes in our business could eliminate our ability to qualify for some or all of these exemptions. As a result, our ability to pursue certain new business opportunities in the future may be constrained in order to maintain these exemptions, the elimination of which could materially affect the rates we would need to charge for existing services. Changes in regulation may also have an impact on the availability of some or all of these exemptions. If even some of these exemptions become unavailable, they could materially increase our Universal Service Fund or Other Funds’ contributions and have a material adverse effect on the cost of our operations and, therefore, on our ability to continue to operate profitably, and to develop and grow our business. We cannot be certain of the stability of the contribution factors for the Other Funds. Significant increases in the contribution factor for the Other Funds in general and the TRS Fund in particular can impact our profitability. Whether these contribution factors will be stable in the future is unknown, but it is possible that we will be subject to significant increases.

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

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2024, we had received a money transmitter license in 48 of the 49 U.S. states that require such a license, as well as in Washington, D.C.

Regulation of Other Businesses

We operate other smaller or early-stage initiatives and operations, which may be subject to federal, state, local or foreign law and regulation.

INTELLECTUAL PROPERTY

We own numerous patents, trademarks, domain names and other intellectual property rights necessary to conduct our business. We actively pursue the filing and registration of patents, domain names, trademarks, and service marks to protect our intellectual property rights within the United States and abroad; in particular our registered trademarks and brands: IDT®, BOSS Revolution®, BOSS Money®, net2phone® and zendit®. From time to time, we have also acquired or licensed intellectual property relating to present and future business strategy. We believe that our technological position significantly depends on the technical experience, expertise, and creative ability of our employees to maintain both our current businesses and pursue future business development. Our corporate policies require all employees to assign intellectual property rights developed in the scope of, or in relation to our business to us, and to protect all intellectual property and proprietary information and materials as confidential.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

Attracting and retaining qualified personnel familiar with our businesses who head our different businesses units is critical to our success. As of October 1, 2024, we had a total of 1,833 employees, of which 1,820 were full-time employees.

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

We are committed to diversity and inclusion in the workforce including a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. We do not permit discrimination based on an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status, which is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

Risks Related to our Businesses and Operations

■	errors in our technology or technological issues outside our control;
■	cyberattacks impacting our networks or systems;
■	network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers;
■	the failure, or perceived failure, of one or more of our products;
■	our international operations subject us to geopolitical and other risks including ongoing developments in Belarus, Ukraine and Israel;
■	failures in our data center or services;
■	our dependence on industry standard protocols and third-party software, including but not limited to open-source software;
■	our dependence on a single supplier or small group of suppliers;
■	changes to rates by our suppliers and increasing regulatory charges or tariffs;
■	our customers, particularly our IDT Global customers, and partners could experience financial difficulties;
■	technologies could affect our ability to track the results of ads and/or could block ads online;

Risks Related to Our NRS Business

■	substantial and increasing competition in the POS industry and payment space;
■	a decline in advertising on the NRS platform due to macro-economic factors or otherwise;
■	the ability of NRS to develop products and services to address the market for POS products and services;

Risks Related to Our BOSS Money Business

■	BOSS Money faces a complex and dynamic regulatory landscape;
■	BOSS Money depends on a licensed network of agents for its retail money remittance business;
■	adverse fluctuations in exchange rates can materially impact revenue and profitability;
■	money transfer services can be vulnerable to illegal activities and fraud schemes;
■	BOSS Money has less brand recognition in the money remittance space compared to larger players, which could make it harder to attract and retain customers;

Risks Related to Our net2phone Business

■	competition against established well-financed alternative voice communication providers, who may provide comparable services at comparable or lower pricing;
■	the capacity, reliability, and performance of several third-party providers and their network infrastructure;
■	scaling the business efficiently or quickly enough to meet customers’ growing needs;
■	the integration of Integra’s CCaaS business;

Risks Related to Our Traditional Communications Segment

●	each of our BOSS Revolution and IDT Global businesses is highly sensitive to declining demand and prices;

●	obtaining sufficient or cost-effective termination capacity to particular destinations;
●	the termination of our carrier agreements with partners or our inability to enter into carrier agreements in the future;

Risks Related to Our Financial Condition

■	we hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks;
■	if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results;

Intellectual Property, Tax, Regulatory, and Litigation Risks (many of which are related to our Fintech segment, among others)

■	protecting our proprietary technology;
■	claims of infringement of intellectual property rights of others;
■	tax and regulatory audits;
■	legal proceedings;
■	our disbursement partners’ and our payment processors’ ability to comply with a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity;
■	licensing and other requirements imposed by regulators and governments;
■	our collection, processing, storage, use, and transmission of personal data;
■	collection of sales and use, value added, or similar taxes;
■	certain imminent FCC Orders and rules that effect the telecommunications marketplace;
■	our ability to comply with requirements for debit card, credit card, and other digital payment methods;

Risks Related to Our Capital Structure

■	holders of our Class B common stock have significantly less voting power than holders of our Class A common stock; and
■	Howard S. Jonas, our Chairman and Chairman of the Board, holds shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock.

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

Cyberattacks, including through the use of malware, ransomware, computer viruses, denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyberattacks may cause equipment failures, loss of information (including sensitive personal information of customers or employees or valuable technical and marketing information), or disruptions to our or our customers’ operations. Furthermore, ransomware could potentially deny the use of our systems until a ransom is paid. Cyberattacks against companies, including us, have increased in frequency, scope, and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyberattack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors, and other service providers as a result of cyberattacks, even for a limited period of time, may result in significant expenses to us and/or a loss of revenue and market share. The costs associated with a major cyberattack on us could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption, and litigation. Further, certain of our businesses, such as those offering cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question because of a cyberattack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations, or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on our results of operation or financial condition.

We could be harmed by network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers.

To be successful, we need to continue to have available, for our and our customers’ use, a high capacity, reliable and secure network. We face the risk, as does any company, of a security breach, whether through cyberattack, malware, computer viruses, sabotage, or other significant disruption of our IT infrastructure. As such, there is a risk of a security breach or disruption of the systems we operate, including possible unauthorized access to our and our customers’ proprietary or classified information. We are also subject to breaches of our respective networks resulting in unauthorized utilization of our services or products, which subject us to the costs of providing those products or services, which are likely not recoverable. The secure maintenance and transmission of our and our customers’ information is a critical element of our operations. Our information technology and other systems that maintain and transmit customer information, or those of service providers or business partners, may be compromised by a malicious third-party penetration of our network security, or that of a third-party service provider or business partner, or impacted by advertent or inadvertent actions or inactions by our employees, or those of a third-party service provider or business partner. As a result, our or our customers’ information may be lost, disclosed, accessed, or taken without our or our customers’ consent, or our product and service may be used without payment.

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

If technology that drives one or more of our products fails, or is perceived to fail, or if there are technical defects, our reputation could be harmed, our market share may decline, and we could be subject to various liability claims.

The technology that drives and supports our products may contain undetected errors or defects that may result in failures or otherwise cause our products to fail to perform in accordance with customer expectations and contractual obligations. Moreover, our customers could incorrectly implement or inadvertently misuse our products, which could result in customer dissatisfaction and harm the perceived utility of our products and our brand. Because our customers use our products for mission-critical aspects of their business, any real or perceived errors or defects in, or other performance problems with, our products may damage our customers’ businesses and could significantly harm our reputation. If that occurs, we could lose future sales, or our existing customers could cancel our services, seek payment credits, seek damages against us, or delay or withhold payment to us, which could result in service credits that reduce our revenues, an increase in collection cycles for accounts receivable, an increase in our provision for uncollectible accounts, and ultimately harm our financial results. Product performance problems could result in loss of market share, reputational harm, failure to achieve market acceptance and the diversion of development resources.

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

Our ability to recover from disasters or failures, if and when they occur, is paramount to offering continued service to our existing customers. We maintain telecommunications points of presence in Brazil, Canada, and Spain. These network footprints do not guarantee continued reliability if a catastrophic event occurs. Despite implementation of network security measures, our servers may be vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems including, but not limited to, denial of service attacks. In addition, if there is a breach or alleged breach of security or privacy involving our services, including but not limited to data loss, or if any third party undertakes illegal or harmful actions using our communications or e-commerce services, our business and reputation could suffer substantial adverse publicity and impairment. We have experienced interruptions in service in the past. We have taken and continue to take steps to improve our infrastructure to prevent service interruptions.

In addition to our physical infrastructure, we have a cloud infrastructure deployment with Amazon Web Services, or AWS, and Google Cloud that supplements and extends our physical infrastructure. We utilize AWS’ and Google Cloud’s high availability configurations using multiple availability zones and, in some cases, we have services deployed in multiple AWS regions. However, we do not have cross region redundancy, which means we cannot guarantee continued reliability if AWS or Google Cloud suffers a catastrophic event which disrupts a region in which we have our services deployed. If there were a failure to respond quickly to problems, or such a catastrophic event were to occur, our customers may experience service interruptions, and we may suffer customer losses.

Our revenues and profits will suffer if our distributors and sales representatives fail to effectively market and distribute our products and services.

We rely on our distributors and representatives to market and distribute our BOSS products and services and NRS’ POS terminals and portfolio of services. We utilize a network of several hundred sub-distributors that sell our BOSS products and services to retail outlets throughout most of the United States. NRS’ POS terminal sales and marketing efforts are targeted, in part, to our nationwide network of BOSS Revolution retailers. If our distributors or sales representatives fail to effectively market or distribute our products and services, our ability to generate revenues and profits and grow our customer base for these products and services could be substantially impaired.

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

Our global operations subject us to additional risks which could have an adverse effect on our business, operating results, and financial condition.

We have attempted to control our operating expenses by utilizing lower-cost labor in foreign countries such as Belarus, Guatemala, Dominican Republic and Israel and we may in the future expand our reliance on offshore labor to other countries. Our employees in Belarus and Israel primarily help develop, test, and maintain certain of our technology. Our labor source in Guatemala and the Dominican Republic primarily performs certain call center, administrative, and customer acquisition functions. We also have significant operations in Brazil, Uruguay, and Argentina as a result of net2phone’s growth.

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

Should the military conflict expand to Belarus, our operations there could likely be impacted, including due to availability of personnel, electrical outages, cyberattacks, and actual battles in areas where we have personnel.

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

We have international operations with revenues outside the United States representing a significant amount of our total revenues. As a result, our operations and performance depend significantly on global and regional economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations could materially adversely affect demand for our products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, and other economic factors.

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

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest IDT Global customers collectively accounted for 4.0% and 4.7% of our total revenues in fiscal 2024 and fiscal 2023, respectively. Our IDT Global customers with the five largest receivables balances collectively accounted for 9.4% and 1.6% of our total gross trade accounts receivable on July 31, 2024 and 2023, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our cash flow and profitability.

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

NRS competes in the POS market that is characterized by vigorous competition, changing technology, evolving industry standards, changing customer needs, and frequent introductions of new products and services. We expect competition to intensify in the future as existing and new competitors introduce new services or enhance existing services. NRS competes against many companies to attract customers, and some of these companies have greater financial resources and substantially larger bases of customers than NRS does, which may provide them with significant competitive advantages. These companies may devote greater resources to the development, promotion, and sale of products and services, may achieve economies of scale due to the size of their customer bases, and may more effectively introduce their own innovative products and services that adversely impacts NRS’ growth. If some or all of NRS’ competitors focus additional resources on NRS’ target markets, NRS’ growth may slow, or we may lose customers due to the competition.

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

NRS’ success will depend, in part, on its ability to develop new technologies and to adapt to technological changes and evolving industry standards. New services and technologies may be superior to, impair, or render obsolete the POS products and services that NRS currently offers or the technologies NRS currently uses to provide them. Incorporating new technologies into NRS’ POS products and services may require substantial expenditures and take considerable time, and NRS may not be successful in realizing a return on these development efforts in a timely manner or at all. NRS’ ability to develop new products and services may be inhibited by industry-wide standards, existing and future laws and regulations, resistance to change from its customers, or third parties’ intellectual property rights. If NRS is unable to provide enhancements and new features for its products and services or to develop new products and services that achieve market acceptance or that keep pace with rapid technological developments and evolving industry standards, our business would be materially and adversely affected.

Risks Related to Our BOSS Money Business

BOSS Money and its retailers face a complex and dynamic regulatory landscape; changes in laws and regulations can impact business operations, and non-compliance or failure to comply with laws can result in hefty fines, penalties, operational restrictions and reputational damage.

BOSS Money and its retailers face a complex and dynamic regulatory landscape related to anti-money laundering (AML), know your customer (KYC), consumer protection laws and data privacy. Changes in laws and regulations can impact business operations, and non-compliance or failure to comply with laws can result in hefty fines, penalties, operational restrictions and reputational damage.  For example, certain banks, in an effort to comply with increasingly more challenging regulations, have gradually imposed stricter restrictions and limitations on money remittance retailers making deposits to bank accounts. This can negatively affect the business of the BOSS Money retailers and, at times, disincentivize retailers from growing their BOSS Money business.   As governments and regulatory bodies place increasing emphasis on anti-money laundering, data privacy, consumer protection and financial transparency, BOSS Money and its retailers may face rising costs to ensure compliance with, among others, customer due diligence, transaction monitoring, and consumer data privacy protection and reporting, which can negatively affect, among other things, the ability of BOSS Money to maintain and grow its retailer network.

BOSS Money depends on a licensed network of agents for its retail money remittance business.

BOSS Money depends on a licensed network of agents for its retail money remittance business. Maintaining good relationships with agents, ensuring their compliance, and managing risks associated with their actions is critical but costly. Agents may not always act in BOSS Money’s best interest, engaging in fraudulent activities, regulatory violations, or causing reputational damage. In addition, agents could affect BOSS Money’s revenue and profitability due to non-payment of remittances collected or termination of the relationship.

BOSS Money has financial and business exposure to fluctuations in the foreign exchange markets.

BOSS Money’s international remittance business is subject to adverse fluctuations in U.S. dollar exchange rates, resulting from devaluation or appreciation of currencies, exchange rate volatility, or currency restrictions, which can materially impact revenue and profitability.

BOSS Money can be vulnerable to illegal activities and fraud schemes

BOSS Money’s transfer services can be vulnerable to illegal activities and fraud schemes such as identity theft, account takeover, money laundering, and terrorist financing. Failure to detect and mitigate these risks could lead to regulatory penalties, reputational harm and significantly and adversely affect revenues and profitability.

BOSS Money’s rapid growth can strain resources and internal controls which could potentially lead to, among other things, operational inefficiencies, increased costs and reduced profitability.

BOSS Money is experiencing rapid growth, which can strain resources and internal controls, carrying inherent risks and uncertainties when scaling operations or entering new markets, potentially leading to operational inefficiencies, increased costs and reduced profitability. BOSS Money’s growth depends on acquiring and retaining customers in a competitive market. BOSS Money invests significantly in marketing to grow its customer base. Rising costs of customer acquisition, especially in competitive markets, could adversely affect profitability.

The rapid evolution of payment technologies and shifts in consumer preferences along with adoption of new technologies could disrupt the money transfer industry.

The rapid evolution of payment technologies and shifts in consumer preferences along with adoption of new technologies such as mobile wallets, real-time payment systems and blockchain could disrupt the money transfer industry and require significant investments to stay competitive. Failure to innovate, adopt new technologies, or keep pace with industry advancements can potentially lead to market share and revenue declines. In addition, the inability to adapt to changing customer needs could significantly and negatively impact business growth.

Disruptions in mobile networks or changes in consumer preferences for mobile devices could impact our business.

BOSS Money relies heavily on mobile technology. Any disruptions in mobile networks or changes in consumer preferences for mobile devices could adversely impact our business. The BOSS Money and BOSS Revolution mobile apps are distributed through Apple’s App Store and Google Play app store. Changes in app store policies or restrictions could negatively impact our ability to reach customers. BOSS Money’s direct to consumer channel relies on the performance and uptime of its digital platform which means that failures in technology or software could impact transaction flow, customer satisfaction and ultimately revenues.

BOSS Money has less brand recognition than many of its competitors in the money remittance space which could make it harder to attract and retain customers.

Compared to its larger competitors such as Western Union, Moneygram, Ria, Intermex and Remitly, BOSS Money has less brand recognition in the money remittance space which could make it harder to attract and retain customers. BOSS Money leverages the brand value and trust built by BOSS Revolution. The remittance industry is highly sensitive to consumer trust. As such, negative publicity, such as being associated with poor service, fraud or money laundering, could significantly and negatively harm BOSS Money’s reputation leading to a loss of customers and revenue.

BOSS Money relies on partnerships with global banks and payout agents to process transactions in its receiving markets.

BOSS Money relies on partnerships with global banks and payout agents to process transactions in its receiving markets. If these partners face operational, financial, or regulatory issues, it could severely and negatively impact the company’s ability to conduct business. BOSS Money’s success depends, in part, on reliable access to international banking systems and payment infrastructure. Disruptions in these systems due to political or economic issues, or regulatory changes, could severely and negatively impact the company’s ability to provide services.

Risks Related to Our net2phone Business

net2phone’s VoIP or cloud-based communications service competes against established well financed alternative voice communication providers who may provide comparable services at comparable or lower pricing or deploy new services that net2phone is unable to offer.

Pricing in the telecommunications industry is very fluid and competitive. Price is often a substantial motivating factor in a customer’s decision to switch to net2phone’s cloud-based communications products and services. net2phone’s competitors may reduce their rates, which may require it to reduce its rates, which would affect our revenues and profitability, or otherwise make our pricing non-competitive. net2phone may be at a disadvantage compared with those competitors who have substantially greater resources than us or may otherwise be better positioned to withstand an extended period of downward pricing pressure.

Many of net2phone’s current and potential competitors have longer operating histories, significantly greater resources and brand awareness, and a larger base of customers than net2phone has. As a result, these competitors may have greater credibility with net2phone’s existing and potential customers. net2phone’s competitors may also offer bundled service arrangements that present a more differentiated or better integrated product to customers. Certain of net2phone’s competitors that have more significant R&D capabilities may develop or deploy new value-added services that net2phone is unable to offer. Announcements, or expectations, as to the introduction of new products and technologies by net2phone’s competitors or net2phone could cause customers to defer purchases of net2phone’s existing products, which also could have a material adverse effect on our business, financial condition, or operating results.

net2phone depends in part upon the capacity, reliability, and performance of several third-party providers and their network infrastructure, the failure of which could cause delays or interruptions of net2phone’s service and impact our revenue and profitability.

net2phone depends on several third-party providers to provide service to maintain its operations. net2phone does not have control over these providers, and some of these providers are also its competitors. net2phone may be subject to interruptions or delays in their service and its reputation and business may be harmed. The failure of any of these third party service providers to properly maintain services may result in negative consequences to net2phone, including but not limited to: (i) a loss of customers, (ii) adverse impact on its reputation, (iii) negative publicity, (iv) negative impact on its ability to acquire customers, (v) negative impact on its revenue and profitability, (vi) potential law suits for not reaching emergency E-911 services, and (vii) potential law suits for loss of business and loss of reputation.

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

Subscriptions and related usage by existing customers may decrease if:

■	customers are not satisfied with the services, prices or the functionality of net2phone’s products;
■	the stability, performance or security of net2phone’s products are not satisfactory;
■	the U.S. or global economy declines;
■	net2phone’s customers’ business or demand for net2phone’s services declines due to industry cycles, seasonality, business difficulties or other reasons;
■	customers favor products offered by other providers, particularly as competition continues to increase;
■	alternative technologies, products or features emerge or gain popularity that net2phone does not provide;
■	net2phone’s customers or potential customers experience financial difficulties; or
■	fewer customers purchase services from net2phone.

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

On March 3, 2022, net2phone purchased all of the outstanding shares of Onwaba S.R.L. and Gem S.R.L. Onwaba S.R.L. and Gem S.R.L. are located in Uruguay and used the trade name Integra, which we have rebranded as Ucontact. Ucontact provides cloud-based CCaaS in the Americas and Europe.

The success of the acquisition of Ucontact will depend, in part, on net2phone’s ability to provide its customers and channel partners with a robust stand-alone contact center solution or an intelligently integrated UCaaS and CCaaS solution. The target market for the Ucontact CCaaS solution is two-fold: (i) businesses and other entities with embedded service and support centers; and (ii) contact centers / BPO providers. Consistent with businesses across the globe that have been moving their on-premise phone systems to the cloud, these service and support centers and contact centers are migrating in a similar fashion, propelled by the growing hybrid and remote work environments. The Ucontact CCaaS platform is layered with a development surface which allows for custom deployments and sophisticated work force management, where the solution is tailored to the center’s work-flow requirements. This customization will provide for an additional layer of stickiness, which is expected to translate into longer term service periods with the end user. For this reason, we also expect to see increased stickiness with our current and future UCaaS customers that bundle CCaaS into their product suite. We also expect this solution set to open for us a whole new segment of channel partners that specifically target CCaaS audiences. Our capacity to realize these anticipated benefits is subject to certain risks, including, among others, our ability to successfully integrate the CCaaS business, and the risk that the CCaaS business will not perform as expected.

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

There can be no assurances that Integra’s CCaaS business, which we rebranded as Ucontact, can be integrated successfully. It is possible that the integration process could result in the loss of key employees, the disruption of net2phone’s ongoing UCaaS business or unexpected integration issues, such as higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. Specifically, issues that must be addressed in integrating the operations of Ucontact in order to realize the anticipated benefits of the acquisition, so net2phone performs as expected include, among others:

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

Risks Related to Our Traditional Communications Segment

Each of our BOSS Revolution and IDT Global businesses is highly sensitive to declining prices, which may adversely affect our revenues and profitability.

The worldwide telecommunications industry is characterized by intense price competition, which has resulted in declines in both our average per-minute price realizations and our average per-minute termination costs. Many of our competitors continue to aggressively price their services or offer them for free. The intense competition has led to continued erosion in our pricing power, in both our retail and wholesale markets, and we have generally had to pass along all or some of the savings we achieve on our per-minute costs to our customers in the form of lower prices. In the case of some international calling locations, indirect competitors, such as wireless carriers, may include calls to those locations at no extra cost, which increases our risk of losing customers. Any price increase by either our BOSS Revolution or IDT Global business may result in our prices becoming less attractive to customers, which may result in a reduction of revenue. If these trends in pricing continue or accelerate, it could have a material adverse effect on the revenues generated by our BOSS Revolution and IDT Global businesses and/or our profitability.

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

At July 31, 2024, we had cash, cash equivalents, debt securities, and current equity investments of $193.0 million. Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities, and equity investments could be materially and adversely affected.

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

As a provider of communications and payment services to consumers, such as BOSS Revolution and BOSS Money, we are subject to various federal and state laws and regulations relating to the manner in which we advertise our services, describe and present the terms of our services, and communicate with our customers and consumers in general. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws could result in action being taken by federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission, or FTC, which could have a material adverse effect on our results of operations, financial condition, revenues, and profits.

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

Our 2017 FCC Form 499-A, which reported our calendar year 2016 revenue was audited by the Universal Service Administrative Company, or USAC. The USAC’s final decision imposed a $2.9 million charge on us for the Federal TRS Fund. We have appealed the USAC’s final decision to the FCC and do not intend to remit payment for the TRS Fund fees unless and until a negative decision on our appeal has been issued. We have made certain changes to our filing policies and procedures for years that remain potentially under audit. As of July 31, 2024, our accrued expenses included $25.9 million for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

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

Our BOSS Money and network branded prepaid card services are subject to a strict set of legal and regulatory requirements intended to help detect and prevent money laundering, terrorist financing, fraud, and other illicit activity. The interpretation of those requirements by judges, regulatory bodies and enforcement agencies is changing, often quickly and with little notice. Economic and trade sanctions programs that are administered by the U.S. Treasury Department’s Office of Foreign Assets Control prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, with individuals and entities that are specially designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. As federal, state, and foreign legislative regulatory scrutiny and enforcement action in these areas increase, we expect our costs to comply with these requirements will increase, perhaps substantially. Failure to comply with any of these requirements by us, our regulated retailers or our disbursement partners could result in the suspension or revocation of a money transmitter license, the limitation, suspension or termination of our services, the seizure and/or forfeiture of our assets and/or the imposition of civil and criminal penalties, including fines.

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

The Dodd-Frank Act, which became law in the United States on July 21, 2010, enacted significant structural reforms and substantive regulation across the financial services industry. In addition, the Dodd-Frank Act created the Consumer Financial Protection Bureau, or CFPB, whose purpose is to issue and enforce consumer protection initiatives governing financial products and services, including money transfer services.

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

The Dodd-Frank Act established a Financial Stability Oversight Council that is authorized to designate as “systemically important” non-bank financial companies and payment systems. Companies designated under either standard will become subject to new regulation and regulatory supervision. If we were designated under either standard, the additional regulatory and supervisory requirements could result in costly new compliance burdens or may require changes in the way we conduct business that could harm our business, financial condition, and operating results.

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

A number of states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2024. At July 31, 2024, we had obtained licenses to operate as a money transmitter in 48 U.S. states and Washington, D.C. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

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

Our telecommunications services are required to comply with industry standards, FCC regulations, privacy laws as well as certain state and local jurisdiction specific regulations. Failure to comply with existing laws and any new laws that may become applicable to us may subject us to penalties, increase our operating costs, and may also require us to modify existing products and/or service.

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

States are adding regulations for VoIP providers which could increase our costs and change certain aspects of our service.

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

We are controlled by our principal stockholder, which limits the ability of other stockholders to affect the management of the Company.

Howard S. Jonas, our Chairman and Chairman of the Board of Directors, controls a majority of the voting power of our capital stock. As of October 7, 2024, Mr. Jonas has voting power over 1,574,326 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 2,645,360 shares of our Class B common stock, representing approximately 70.4% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control matters requiring approval by our stockholders, including the election of all of the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity risk management and strategy

Our cybersecurity risk management is based on recognized cybersecurity industry frameworks and standards, including those of the National Institute of Standards and Technology, the Center for Internet Security Controls, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies for the use of our information assets (for example, business information and information resources such as mobile phones, computers and workstations), access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication and malware defenses. We also work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including the employment of multiple layers of cybersecurity defenses, restricted access based on business needs, and integrity of our business information. We also regularly train our employees on cybersecurity awareness, confidential information protection and simulated phishing attacks.

We regularly engage third-party assessors to conduct penetration testing and measure our program to industry standard frameworks. We also have standing engagements with incident response experts and external counsel. We frequently collaborate with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, best practices and trends.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. For instance, we conduct risk and compliance assessments of third-party service providers that request access to our information assets.

Our cybersecurity risk management is an important part of our comprehensive business continuity program and enterprise risk management. Our global information security team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness. For example, we regularly evaluate and update contingency strategies for our business in the event that a portion of our information resources were to be unavailable due to a cybersecurity incident. We practice our response to potential cybersecurity incidents through regular tabletop exercises, threat hunting and red team exercises.

Governance of cybersecurity risk management

Our Board of Directors, as a whole, has oversight responsibility for our strategic and operational risks. Our Audit Committee of our Board of Directors assists the Board of Directors with this responsibility by reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The Audit Committee, in turn, periodically reports on its review with the Board of Directors.

Management is responsible for day-to-day assessment and management of cybersecurity risks and reports regularly to our Audit Committee.

Item 2. Properties.

Our headquarters is in a building located at 520 Broad Street, Newark, New Jersey. We occupy approximately 57,000 square feet of office space in this building and have parking rights in a parking garage located across the street at 36 Atlantic Street, Newark, New Jersey, both of which were previously owned by Rafael Holdings. We also lease approximately 3,600 square feet of office space in Jerusalem, Israel that is owned by Rafael Holdings. The Newark lease expires in April 2025 and the Israel lease expires in July 2025.

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

On October 7, 2024, there were 268 holders of record of our Class B common stock and one holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard S. Jonas, our Chairman and the Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On October 7, 2024, the last sales price reported on the New York Stock Exchange for our Class B common stock was $38.10 per share.

In fiscal 2018, our Board of Directors discontinued our quarterly dividend, electing instead to repurchase shares of our Class B common stock when warranted by market conditions, available resources, and our business outlook and results, as well as to invest in our growth business initiatives. Accordingly, no dividends were paid since fiscal 2018 until fiscal 2024.

In March 2024, our Board of Directors initiated a quarterly cash dividend of $0.05 per share on our Class A and Class B common stock. In fiscal 2024, we paid aggregate cash dividends of $2.5 million on our Class A and Class B common stock.

We paid a dividend of $0.05 per share on our Class A and Class B common stock on October 7, 2024 to stockholders of record as of the close of business on September 30, 2024.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Performance Graph of Stock

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2024.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2024	1,479	$36.09	1,479	4,496,621
June 1 – 30, 2024	80,507	$36.13	80,507	4,416,114
July 1 – 31, 2024	12,328	$36.22	12,328	4,403,786
Total	94,314	$36.15	94,314

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report generally discusses fiscal 2024 and fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023. Discussions of fiscal 2022 items and year-to-year comparisons between fiscal 2023 and fiscal 2022 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2023.

CRITICAL ACCOUNTING ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses as well as the disclosure of contingent assets and liabilities. Critical accounting estimates are estimates made in accordance with U.S. GAAP that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations. Our critical accounting estimates include those related to goodwill impairment testing, valuation of long-lived assets, allowance for credit losses, and income taxes, sales taxes, and regulatory agency fees. See Note 1 to the Consolidated Financial Statements in Item 8 to Part II of this Annual Report for a complete discussion of our significant accounting policies.

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

The carrying amount of our goodwill by reporting unit was as follows:

(in millions) July 31	2024	2023
Retail Communications	$11.2	$11.2
net2phone	9.8	9.9
Fintech	3.2	3.2
IDT Digital Payments	2.1	2.2
TOTAL	$26.3	$26.5

For our annual goodwill impairment test as of May 1, 2024, we performed quantitative assessments of our Retail Communications and net2phone reporting units and qualitative assessments for our Fintech and IDT Digital Payments reporting units. Our assessments did not indicate any goodwill impairment as of May 1, 2024. For the quantitative assessments, we calculated the fair value of the reporting unit using a discounted cash flow method as a form of the income approach. The discounted cash flow method is based on the present value of projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the projection period. We use a discount rate based on the weighted-average cost of capital of comparable companies by Global Industry Classification Standard code that represents our estimate of the expected return a marketplace participant would have required.

For our annual goodwill impairment test as of May 1, 2023, we performed qualitative assessments for all of our reporting units that indicated that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and, therefore, did not result in an impairment.

We do not believe we are currently at risk of goodwill impairment based on qualitative assessments of our reporting units for the three months ended July 31, 2024. We considered several factors in these qualitative assessments including (i) the business enterprise value of the reporting unit from the last quantitative test and the excess of the fair value over carrying value, (ii) macroeconomic conditions including changes in interest rates and discount rates, (iii) industry and market considerations including industry revenue, EBITDA margins, and multiples based on business enterprise value to revenues and to EBITDA, and (iv) the recent financial performance and budget of the reporting unit.

Calculating the fair value of a reporting unit requires significant estimates and assumptions by management. The key assumptions and judgments underlying our quantitative assessment include the discount rates and terminal growth rates used in our discounted cash flow analysis, the revenue and EBITDA projections for our reporting units, and estimates of future levels of gross and operating profits and capital expenditures. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, we may be required to record impairments to goodwill in future periods.

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

There were no such events or changes in circumstances in fiscal 2024 or fiscal 2023. If we determine that events or changes in circumstances indicate the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections for specific assets and fair value estimates of assets require significant estimates and assumptions by management that have a significant level of estimation uncertainty. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Allowance for Credit Losses on Accounts Receivable

Our allowance for credit losses was $6.4 million at July 31, 2024 and our allowance for doubtful accounts was $5.6 million at July 31, 2023. The allowance as a percentage of gross trade accounts receivable decreased to 13.1% at July 31, 2024 from 15.0% at July 31, 2023 because, at July 31, 2024 compared to July 31, 2023, gross trade accounts receivable increased 28.7% and the allowance increased 12.6%. The most significant increases in the trade accounts receivable balance at July 31, 2024 compared to July 31, 2023 were in NRS and IDT Global.

On August 1, 2023, we adopted Accounting Standards Update, or ASU, No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. Effective with the adoption of ASU 2016-13, we record an expense based on a forward-looking current expected credit loss model to maintain our allowance for credit losses. When determining the allowance for trade accounts receivable, we consider the probability of recoverability of accounts receivable based on past experience, taking into account current collection trends and general economic factors, including bankruptcy rates. We also consider future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.

Our allowance for credit losses estimate is subject to change due to new developments, changes in assumptions or changes in our strategy. We continually assess the likelihood of potential amounts or ranges of recoverability and adjust our allowance accordingly, however, actual collections and write-offs of trade accounts receivables may materially differ from our estimates.

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

As of July 31, 2024, net2phone had U.S. federal net operating loss carryforwards of approximately $11 million, which will expire through fiscal 2027. With our reacquisition of net2phone in March 2006, its losses were limited under Internal Revenue Code, or IRC, Section 382 to approximately $7 million per year. In fiscal 2024, we had an IRC Section 382 study conducted on the reacquisition and the limitation was adjusted to $9 million per year. We recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024.

The valuation allowance on our deferred income tax assets was $13.6 million and $10.6 million at July 31, 2024 and 2023, respectively. In fiscal 2024, we increased the valuation allowance by $3.0 million, which included the establishment of a valuation allowance of $3.5 million for deferred income tax assets that were not more likely than not going to be utilized prior to expiration, net of a decrease of $0.2 million due to the utilization or disposal of previously valued deferred income tax assets and a release of $0.3 million for profitability in the United Kingdom. In fiscal 2023, we decreased the valuation allowance by $1.0 million, which included a decrease of $2.8 million due to the utilization or disposal of previously valued deferred income tax assets and a release of $0.7 million for profitability in the United Kingdom, net of an establishment of $2.5 million for deferred income tax assets that were not more likely than not going to be utilized prior to expiration.

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

Our 2017 FCC Form 499-A, which reported our calendar year 2016 revenue, was audited by the USAC. The USAC’s final decision imposed a $2.9 million charge on us for the Federal Telecommunications Relay Service, or TRS, Fund. We have appealed the USAC’s final decision to the FCC and we do not intend to remit payment for the TRS Fund fees unless and until a negative decision on our appeal has been issued. We have made certain changes to our filing policies and procedures for years that remain potentially under audit. At July 31, 2024 and 2023, our accrued expenses included $25.9 million and $26.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

In December 2023, the Financial Accounting Standards Board, or FASB, issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, primarily related to the rate reconciliation and income taxes paid disclosures as well as certain other amendments to income tax disclosures. Entities will be required on an annual basis to consistently categorize and provide greater disaggregation of rate reconciliation information and further disaggregate their income taxes paid. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2025. The amendments in this ASU should be applied on a prospective basis, although retrospective application is permitted. We are evaluating the impact that this ASU will have on our consolidated financial statements.

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

RESULTS OF OPERATIONS

We evaluate the performance of our business segments based primarily on income (loss) from operations. Accordingly, the income and expense line items below income (loss) from operations are only included in our discussion of consolidated results of operations.

As of July 31, 2024, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.5% of the outstanding shares of NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.0% of net2phone 2.0 and 79.3% of NRS.

Reclassifications

From and after August 1, 2023, we include depreciation and amortization in “Direct cost of revenues” and “Selling, general and administrative” expense. Prior to August 1, 2023, depreciation and amortization was a separate caption in the consolidated statements of income. In addition, from and after August 1, 2023, we are reporting gross profit and gross profit margin in accordance with U.S. GAAP in our “Results of Operations.”

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

The following table shows the amounts that were reclassified in fiscal 2023 and fiscal 2022 to conform to the current year’s presentation:

Year ended July 31 (in millions)	2023	2022
Selling, general and administrative expense reclassified to:
Direct cost of revenues	$1.4	$1.1
Technology and development expense	$35.2	$34.9
Depreciation and amortization expense reclassified to:
Direct cost of revenues	$4.5	$3.5
Selling, general and administrative expense	$2.9	$2.5
Technology and development expense	$12.8	$12.1

Concentration of Customers

Our most significant customers typically include telecom operators to whom we provide wholesale services and distributors of our retail calling products. While they may vary from quarter to quarter, our five largest customers collectively accounted for 10.3%, 10.8%, and 12.5% of our consolidated revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. Our customers with the five largest receivables balance collectively accounted for 22.7% and 16.7% of our consolidated gross trade accounts receivable at July 31, 2024 and 2023, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers. We attempt to mitigate our credit risk related to specific IDT Global customers by also buying services from the customer, in order to create an opportunity to offset our payables and receivables with the customer. In this way, we can continue to sell services to these customers while reducing our receivable exposure risk. When it is practical to do so, we will increase our purchases from IDT Global customers with receivable balances that exceed our applicable payables in order to maximize the offset and reduce our credit risk.

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

Minutes of use is a nonfinancial metric that measures aggregate customer usage during a reporting period. Minutes of use is an important factor in BOSS Revolution’s and IDT Global’s revenue recognition since satisfaction of our performance obligation occurs when the customer uses our service. Minutes of use trends and comparisons between periods are used in the analysis of revenues and direct cost of revenues.

Year Ended July 31, 2024 compared to Year Ended July 31, 2023

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31	2024	2023	2022
REVENUES:
National Retail Solutions	8.6%	6.2%	3.8%
Fintech	10.0	7.0	4.7
net2phone	6.8	5.8	4.3
Traditional Communications	74.6	81.0	87.2
TOTAL REVENUES	100.0	100.0	100.0
DIRECT COST OF REVENUES	67.6	71.2	76.2
GROSS PROFIT	32.4	28.8	23.8
OPERATING EXPENSES:
Selling, general and administrative	22.4	19.6	15.9
Technology and development	4.2	3.9	3.4
Severance	0.1	—	—
Other operating expense, net	0.3	0.4	0.1
TOTAL OPERATING EXPENSES	27.0	23.9	19.4
INCOME FROM OPERATIONS	5.4	4.9	4.4
Interest income, net	0.4	0.3	—
Other expense, net	(0.7)	(0.3)	(1.8)
INCOME BEFORE INCOME TAXES	5.1%	4.9%	2.6%

National Retail Solutions Segment

NRS, which represented 8.6%, 6.2%, and 3.8% of our total revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

(in millions)				2024 change from 2023		2023 change from 2022
Year ended July 31	2024	2023	2022	$/#	%	$/#	%
Revenues:
Recurring	$96.9	$71.4	$45.3	$25.5	35.6%	$26.1	57.8%
Other	6.2	5.7	6.0	0.5	10.5	(0.3)	(6.0)
Total revenues	103.1	77.1	51.3	26.0	33.7	25.8	50.3
Direct cost of revenues	(11.6)	(10.7)	(7.9)	0.9	8.3	2.8	36.0
Gross profit	91.5	66.4	43.4	25.1	37.9	23.0	52.9
Selling, general and administrative	(62.6)	(47.0)	(28.3)	15.6	33.3	18.7	65.8
Technology and development	(7.1)	(5.0)	(3.9)	2.1	42.5	1.1	28.8
Other operating expense	(0.2)	—	—	0.2	nm	—	—
Income from operations	$21.6	$14.4	$11.2	$7.2	50.2%	$3.2	28.5%

Gross margin percentage	88.7%	86.1%	84.6%	2.6%		1.5%

nm—not meaningful

(in thousands)				2024 change from 2023		2023 change from 2022
July 31	2024	2023	2022	#	%	#	%
Active POS terminals	32.1	25.7	19.4	6.4	25.1%	6.3	32.6%
Payment processing accounts	21.3	15.8	10.3	5.5	35.3%	5.5	52.9%

Revenues. Revenues increased in fiscal 2024 compared to fiscal 2023 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2024 compared to fiscal 2023 primarily due to the increase in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in sales commissions, employee compensation, and bad debt expense. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense was 60.7%, 61.0%, and 55.3% in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Technology and Development. Technology and development expense increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in employee compensation and consulting expense.

Other Operating Expense. In fiscal 2024, NRS recorded expense of $0.2 million for capitalized internal use software costs for software that was taken out of service, as well as certain other assets no longer in use.

Fintech Segment

Fintech, which represented 10.0%, 7.0%, and 4.7% of our total revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity, or VIE, that operates money transfer businesses, and IDTFS, our Gibraltar-based bank.

(in millions)				2024 change from 2023		2023 change from 2022
Year ended July 31	2024	2023	2022	$/#	%	$/#	%
Revenues:
BOSS Money	$108.3	$76.9	$55.6	$31.4	40.8%	$21.3	38.5%
Other	12.4	9.7	9.0	2.7	28.0	0.7	7.2
Total revenues	120.7	86.6	64.6	34.1	39.4	22.0	34.1
Direct cost of revenues	(53.4)	(36.6)	(26.2)	16.8	45.9	10.4	39.8
Gross profit	67.3	50.0	38.4	17.3	34.6	11.6	30.2
Selling, general and administrative	(59.6)	(47.2)	(39.5)	12.4	26.3	7.7	19.4
Technology and development	(9.5)	(7.2)	(5.7)	2.3	30.6	1.5	27.5
Severance	—	—	(0.1)	—	—	(0.1)	(100.0)
Other operating gain, net	1.7	1.9	—	(0.2)	(13.2)	(1.9)	nm
Loss from operations	$(0.1)	$(2.5)	$(6.9)	$2.4	94.9%	$4.4	63.2%

Gross margin percentage	55.8%	57.7%	59.5%	(1.9)%		(1.8)%

nm—not meaningful

Revenues. Revenues from BOSS Money increased in fiscal 2024 compared to fiscal 2023 primarily because of increased transaction volume in BOSS Money’s retail and digital channels. BOSS Money continues to benefit from cross-marketing to BOSS Revolution customers, the expansion of its retail agent network, and enhanced user-experience within the BOSS Money and BOSS Revolution apps.

Fintech’s other revenues increased in fiscal 2024 compared to fiscal 2023 primarily because of an increase in IDTFS’ revenues.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in BOSS Money’s and IDTFS’ direct cost of revenues, which reflected the increases in revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in debit and credit card processing charges, employee compensation, bank fees, and marketing expenses. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense was 49.4%, 54.5%, and 61.2% in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Technology and Development. Technology and development expense increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in employee compensation and depreciation and amortization expense.

Other Operating Gain, net. In fiscal 2024 and fiscal 2023, we determined that the requirements for the contingent consideration payments related to the Leaf Global Fintech Corporation, or Leaf, acquisition would likely not be met. We recognized gains of $1.8 million and $1.6 million in fiscal 2024 and fiscal 2023, respectively, on the write-off of these contingent consideration payment obligations. In addition, in fiscal 2024, we completed a portion of the integration of the Leaf Wallet platform into the BOSS Money app, including replacing the Leaf tradename with BOSS Money. The Leaf tradename balance of $0.1 million was written-off in fiscal 2024. In fiscal 2023, Leaf received $0.4 million from government grants for the development and commercialization of blockchain-backed financial technologies.

net2phone Segment

The net2phone segment, which represented 6.8%, 5.8%, and 4.3% of our total revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, is comprised of net2phone’s integrated cloud communications and contact center services.

(in millions)				2024 change from 2023		2023 change from 2022
Year ended July 31	2024	2023	2022	$/#	%	$/#	%
Revenues:
Subscription	$78.4	$66.8	$53.6	$11.6	17.3%	$13.2	24.8%
Other	3.9	5.6	4.6	(1.7)	(28.9)	1.0	20.3
Total revenues	82.3	72.4	58.2	9.9	13.7	14.2	24.4
Direct cost of revenues	(17.2)	(15.3)	(12.8)	1.9	12.9	2.5	19.1
Gross profit	65.1	57.1	45.4	8.0	14.0	11.7	25.9
Selling, general and administrative	(52.6)	(49.7)	(47.5)	2.9	5.8	2.2	4.6
Technology and development	(10.8)	(10.0)	(9.3)	0.8	8.1	0.7	7.8
Severance	(0.1)	(0.1)	—	—	72.1	0.1	nm
Other operating gain (expense), net	0.1	(0.1)	0.3	0.2	142.3	(0.4)	(145.4)
Income (loss) from operations	$1.7	$(2.8)	$(11.1)	$4.5	161.0%	$8.3	75.3%

Gross margin percentage	79.1%	78.9%	78.0%	0.2%		0.9%

nm—not meaningful

(in thousands)				2024 change from 2023		2023 change from 2022
July 31	2024	2023	2022	#	%	#	%
Seats served	396	352	291	44	12.6%	61	21.1%

Revenues. net2phone’s revenues increased in fiscal 2024 compared to fiscal 2023 driven primarily by the growth in subscription revenue in the U.S. and Latin American markets, which reflected the increase in seats served at July 31, 2024 compared to July 31, 2023.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2024 compared to fiscal 2023 primarily due to the increase in revenues, with the largest increase in the U.S. market. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in employee compensation and sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 63.9% from 68.7% and 81.7% in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Technology and Development. Technology and development expense increased in fiscal 2024 compared to fiscal 2023 primarily due to increases in employee compensation and depreciation and amortization expense.

Other Operating Gain (Expense), net. In fiscal 2024, we determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met. We recognized a gain of $0.1 million on the write-off of this contingent consideration payment obligation. In fiscal 2023, we recorded an expense of $0.1 million for telephone equipment that was taken out of service.

Traditional Communications Segment

The Traditional Communications segment, which represented 74.6%, 81.0%, and 87.2% of our total revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Traditional Communications’ most significant revenue streams are from IDT Digital Payments, BOSS Revolution, and IDT Global. IDT Digital Payments and BOSS Revolution are sold directly to consumers and through distributors and retailers. We receive payments for BOSS Revolution, traditional calling cards, and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

(in millions)				2024 change from 2023		2023 change from 2022
Year ended July 31	2024	2023	2022	$/#	%	$/#	%
Revenues:
IDT Digital Payments	$407.4	$417.1	$473.2	$(9.7)	(2.3)%	$(56.1)	(11.9)%
BOSS Revolution	263.2	322.1	387.9	(58.9)	(18.3)	(65.8)	(17.0)
IDT Global	201.1	230.3	292.4	(29.2)	(12.7)	(62.1)	(21.2)
Other	27.9	33.2	36.5	(5.3)	(16.4)	(3.3)	(8.8)
Total revenues	899.6	1,002.7	1,190.0	(103.1)	(10.3)	(187.3)	(15.7)
Direct cost of revenues	(733.4)	(819.0)	(992.2)	(85.6)	(10.5)	(173.2)	(17.5)
Gross profit	166.2	183.7	197.8	(17.5)	(9.5)	(14.1)	(7.1)
Selling, general and administrative	(84.9)	(89.9)	(93.6)	(5.0)	(5.6)	(3.7)	(3.9)
Technology and development	(23.1)	(25.7)	(28.2)	(2.6)	(10.2)	(2.5)	(8.7)
Severance	(1.6)	(0.9)	(0.1)	0.7	78.6	0.8	nm
Other operating expense, net	(0.2)	(5.9)	(0.1)	(5.7)	(96.9)	5.8	nm
Income from operations	$56.4	$61.3	$75.8	$(4.9)	(7.9)%	$(14.5)	(19.2)%

Gross margin percentage	18.5%	18.3%	16.6%	0.2%		1.7%

Minutes of use:
BOSS Revolution	1,772	2,299	2,926	(527)	(22.9)%	(627)	(21.4)%
IDT Global	5,702	6,328	7,720	(626)	(9.9)	(1,392)	(18.0)

nm—not meaningful

Revenues. Revenues from IDT Digital Payments decreased in fiscal 2024 compared to fiscal 2023 primarily from the deterioration of a key international corridor that was particularly impactful to revenues in the wholesale channel, however, this corridor has not been a significant factor since the second quarter of fiscal 2024.

Revenues and minutes of use from BOSS Revolution decreased in fiscal 2024 compared to fiscal 2023. BOSS Revolution continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues and minutes of use from IDT Global decreased in fiscal 2024 compared to fiscal 2023 as communications globally continued to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in fiscal 2024 compared to fiscal 2023 primarily due to decreases in minutes of use and revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in fiscal 2024 compared to fiscal 2023 primarily due to decreases in sales commissions, employee compensation, and debit and credit card processing charges, partially offset by an increase in stock-based compensation. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense was 9.4%, 9.0%, and 7.9% in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Technology and Development. Technology and development expense decreased in fiscal 2024 compared to fiscal 2023 primarily due to decreases in depreciation and amortization expense, software license and maintenance expense, and employee compensation.

Severance Expense. Traditional Communications incurred severance expense of $1.6 million and $0.9 million in fiscal 2024 and fiscal 2023, respectively.

Other Operating Expense, net. In fiscal 2024 and fiscal 2023, Traditional Communications recorded expense of $0.2 million and $1.4 million, respectively, for internal use software that was taken out of service. In addition, in fiscal 2023, other operating expense, net included $3.9 million for the indemnification of one of our cable telephony customers related to patent infringement claims brought against the customer. On May 8, 2023, we and the customer agreed to a release from the indemnification agreement in exchange for $3.9 million. Also, in fiscal 2023, we increased the estimated fair value of acquisition-related contingent consideration by $0.2 million.

Corporate

(in millions)				2024 change from 2023		2023 change from 2022
Year ended July 31	2024	2023	2022	$	%	$	%
General and administrative	$(10.5)	$(9.4)	$(7.9)	$1.1	12.2%	$1.5	18.1%
Other operating expense, net	(4.4)	(0.3)	(1.0)	4.1	nm	(0.7)	(67.2)
Loss from operations	$(14.9)	$(9.7)	$(8.9)	$(5.2)	(53.9)%	$(0.8)	(8.2)%

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

General and Administrative. Corporate general and administrative expense increased in fiscal 2024 compared to fiscal 2023 primarily because of increases in audit and accounting fees and employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.9%, 0.8%, and 0.6% in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

Other Operating Expense, net. As discussed in Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary Straight Path. We incurred legal fees of $7.2 million and $5.8 million in fiscal 2024 and fiscal 2023, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of $2.9 million and $3.8 million in fiscal 2024 and fiscal 2023, respectively. In fiscal 2024, we received the final payment from our insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

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

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $7.4 million and $4.5 million in fiscal 2024 and fiscal 2023, respectively. The increase in stock-based compensation expense was primarily due to certain equity grants to Bill Pereira, our President and Chief Operating Officer, in the second quarter of fiscal 2024, including deferred stock units, or DSUs, that, upon vesting, represent the right to receive shares of our Class B common stock, and shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones that may be paid, at Mr. Pereira’s option, in either shares of the Company’s Class B common stock or cash. In fiscal 2024, two of these milestones were achieved, for which we issued to Mr. Pereira 39,155 shares of our Class B common stock in fiscal 2024 with an issue date value of $1.5 million, and we will issue an additional 39,155 shares of our Class B common stock in the first quarter of fiscal 2025.

As of July 31, 2024, there was $0.6 million of total unrecognized compensation cost related to non-vested DSUs under our equity incentive program adopted on November 30, 2022, which is being recognized on a graded vesting basis over the requisite service periods that end in February 2025. On February 21, 2024, the second vesting date under the program, in accordance with the program and based on certain elections made by grantees, we issued 53,706 shares of our Class B common stock for vested DSUs. Subject to continued full time employment or other services to us, the remaining 147,540 DSUs are scheduled to vest on February 25, 2025.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. As of July 31, 2024, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

(in millions)				2024 change from 2023		2023 change from 2022
Year ended July 31	2024	2023	2022	$	%	$	%
Income from operations	$64.7	$60.7	$60.1	$4.0	6.6%	$0.6	1.1%
Interest income, net	4.8	3.2	0.2	1.6	51.5	3.0	nm
Other expense, net	(7.6)	(3.1)	(25.4)	(4.5)	(146.9)	22.3	87.8
Benefit from (provision for) income taxes	6.4	(16.4)	(5.9)	22.8	138.6	(10.5)	(179.7)
Net income	68.3	44.4	29.0	23.9	53.9	15.4	53.0
Net income attributable to noncontrolling interests	(3.8)	(3.9)	(2.0)	0.1	1.7	(1.9)	(96.0)
Net income attributable to IDT Corporation	$64.5	$40.5	$27.0	$24.0	59.2%	$13.5	49.8%

nm—not meaningful

Other Expense, net. Other expense, net consists of the following:

(in millions) Year ended July 31	2024	2023	2022
Foreign currency transaction (losses) gains	$(3.8)	$3.3	$(1.7)
Equity in net loss of investee	(3.5)	(3.1)	(3.0)
Gains (losses) on investments	0.2	(2.6)	(19.3)
Other	(0.5)	(0.7)	(1.4)
TOTAL	$(7.6)	$(3.1)	$(25.4)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of July 31, 2024 and 2023, our ownership was 33.4% and 33.3%, respectively, of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Benefit from (Provision for) Income Taxes. With our reacquisition of net2phone in March 2006, its losses were limited under IRC Section 382 to approximately $7 million per year. In fiscal 2024, we had an IRC Section 382 study conducted on the reacquisition and the limitation was adjusted to $9 million per year. We recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024. The change in income tax expense in fiscal 2024 compared to fiscal 2023, excluding the income tax benefit in fiscal 2024, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in fiscal 2024 compared to fiscal 2023 was primarily due to changes in amounts attributable to the noncontrolling interests in the VIE and net2phone 2.0, partially offset by the change in the amounts attributable to the noncontrolling interests in NRS.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this Annual Report, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2024 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2025.

At July 31, 2024, we had cash, cash equivalents, debt securities, and current equity investments of $193.0 million and working capital (current assets in excess of current liabilities) of $143.2 million.

We treat unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC as substantially restricted and unavailable for other purposes. At July 31, 2024, “Cash and cash equivalents” in our consolidated balance sheet included an aggregate of $55.9 million held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC that was unavailable for other purposes.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at July 31, 2024:

Payments due by period (in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$2.9	$2.6	$0.3	$—	$—
Connectivity obligations under service agreements	1.4	0.7	0.7	—	—
Operating leases including short-term leases	4.7	2.7	1.5	0.4	0.1
TOTAL(1)	$9.0	$6.0	$2.5	$0.4	$0.1

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $32.4 million in performance bonds, and up to $3.0 million for potential contingent consideration payments related to business acquisitions, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

(in millions) Year ended July 31	2024	2023	2022
Cash flows provided by (used in):
Operating activities	$78.2	$54.1	$29.4
Investing activities	(0.8)	(33.4)	(33.8)
Financing activities	(17.2)	(15.8)	(15.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(3.6)	4.4	(17.4)
Increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	$56.6	$9.3	$(37.4)

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, specifically trade accounts receivable and trade accounts payable.

Gross trade accounts receivable increased to $48.6 million at July 31, 2024 from $37.7 million at July 31, 2023 primarily due to amounts billed in fiscal 2024 that were greater than collections during fiscal 2024, partially offset by changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $30.4 million at July 31, 2024 from $35.3 million at July 31, 2023 primarily due to decreases in the BOSS Revolution and IDT Digital Payments deferred revenue balances.

Customer deposit liabilities at IDTFS decreased to $83.0 million at July 31, 2024 from $86.5 million at July 31, 2023. Our restricted cash and cash equivalents included $83.3 million and $87.3 million at July 31, 2024 and 2023, respectively, held by the bank.

In September 2017, we and certain of our subsidiaries were certified by the NJEDA as having met the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The program provides for credits against a corporation’s New Jersey corporate business tax liability for maintaining a minimum number of employees in New Jersey, and that tax credits may be sold subject to certain conditions. On June 5, 2023, we received a 2019 tax credit certificate for $1.8 million from the NJEDA. In August 2023, we sold the certificate for cash of $1.6 million.

Beginning in June 2019, as part of a commercial resolution, we indemnified one of our cable telephony customers related to patent infringement claims brought against the customer. On May 8, 2023, we and the customer agreed to a release from the indemnification agreement in exchange for $3.9 million, of which $1.9 million was paid on May 10, 2023, and the remainder was paid in five monthly invoice deductions of $0.4 million each.

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

As discussed in Note 23 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary Straight Path. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Investing Activities

Our capital expenditures were $18.9 million in fiscal 2024 and $22.0 million in fiscal 2023. We currently anticipate that total capital expenditures in fiscal 2025 will be $18 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In fiscal 2024 and fiscal 2023, each of the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. In fiscal 2024 and fiscal 2023, we paid an aggregate of $2.0 million and $0.8 million, respectively, to purchase the additional shares. On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, among other things, the notes receivable from the EMI that we held with an aggregate principal and accrued interest of $4.0 million were converted into shares of the EMI’s convertible preferred stock.

As of August 22, 2024, the EMI’s shareholders including us agreed to purchase additional shares of the EMI’s convertible preferred stock. We subscribed to purchase additional shares through January 2025 for an aggregate of $0.9 million. In August 2024, we paid $0.4 million to purchase additional shares.

Purchases of debt securities and equity investments were $29.9 million and $59.9 million in fiscal 2024 and fiscal 2023, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $50.1 million and $49.2 million in fiscal 2024 and fiscal 2023, respectively.

Financing Activities

In March 2024, our Board of Directors initiated a quarterly cash dividend of $0.05 per share on our Class A and Class B common stock. In fiscal 2024, we paid aggregate cash dividends of $2.5 million on our Class A and Class B common stock. In September 2024, our Board of Directors declared a dividend of $0.05 per share to holders of our Class A and Class B common stock. The dividend was paid on October 7, 2024 to stockholders of record as of the close of business on September 30, 2024.

We distributed cash of $0.1 million and $0.3 million in fiscal 2024 and fiscal 2023, respectively, to the noncontrolling interests in certain of our subsidiaries.

In fiscal 2023, we received proceeds from notes payable of $0.3 million, and we repaid notes payable of $2.0 million.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2024 and 2023, there were no amounts outstanding under this facility. In fiscal 2024 and fiscal 2023, IDT Telecom borrowed and repaid an aggregate of $32.9 million and $27.4 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2024, IDT Telecom was in compliance with all of the covenants.

In the first quarter of fiscal 2025 through October 7, 2024, IDT Telecom borrowed and repaid an aggregate of $14.2 million under the facility.

In January 2024, the restrictions lapsed on the 0.5 million restricted shares of net2phone 2.0 Class B common stock that were granted in December 2020 to each of Howard S. Jonas and Shmuel Jonas, our Chief Executive Officer, and Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock. We repurchased a portion of these shares representing an aggregate of 4.5% of the outstanding shares of net2phone 2.0 with an aggregate fair value of $3.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock or the grant of shares. In addition, in connection with the vesting of restricted shares of NRS Class B common stock on June 1, 2024, we repurchased a portion of the shares representing an aggregate of 0.17% of the outstanding shares of NRS with an aggregate fair value of $0.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock.

In each of fiscal 2024 and fiscal 2023, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock in each of the periods.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2024, we repurchased 298,421 shares of Class B common stock for an aggregate purchase price of $9.1 million, and in fiscal 2023, we repurchased 511,546 shares of Class B common stock for an aggregate purchase price of $13.1 million. At July 31, 2024, 4.4 million shares remained available for repurchase under the stock repurchase program.

In the first quarter of fiscal 2025 through October 7, 2024, we repurchased 37,714 shares of our Class B common stock for an aggregate purchase price of $1.3 million.

In fiscal 2024 and fiscal 2023, we paid $1.5 million and $0.8 million, respectively, to repurchase 41,994 and 28,227 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock shares, and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

In June 2024, we exchanged an aggregate of 12,267 shares of our Class B common stock with a value of $0.4 million for shares of NRS’ Class B common stock that were held by employees of NRS representing an aggregate of 0.09% of NRS’ outstanding shares. In January 2024, we exchanged an aggregate of 192,433 shares of our Class B common stock with a value of $6.3 million for shares of NRS’ Class B common stock that were held by management employees of NRS representing an aggregate of 1.25% of NRS’ outstanding shares.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Foreign Currency Risk

Revenues from our international operations were 23%, 28%, and 29% of our consolidated revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At July 31, 2024 and 2023, the value of our debt and equity security holdings was an aggregate of $35.0 million and $58.5 million, respectively, which represented 6% and 11% of our total assets at July 31, 2024 and 2023, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2024.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2024. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2024 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton, LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2024, and our report dated October 15, 2024 expressed an unqualified opinion on those financial statements.

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

October 15, 2024

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

Elaine Yatzkan —Member of the Board

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

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2024, and which is incorporated by reference herein.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01, 10.02 and 10.03 are management contracts or compensatory plans or arrangements.

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

(b) Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Eighth Amended and Restated By-laws of the Registrant.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(4)	Fifth Amended and Restated Employment Agreement, dated December 16, 2020, between the Registrant and Howard S. Jonas.

10.02(5)	2015 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(6)	Amended and Restated Agreement, dated December 21, 2023, between IDT Corporation and Bill Pereira.

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton, LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Compensation Clawback Policy.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2022.

(3)	Incorporated by reference to Form 10-K/A, filed December 22, 2020.

(4)	Incorporated by reference to Form 8-K, filed December 22, 2020.

(5)	Incorporated by reference to Form S-8, filed October 16, 2023.

(6)	Incorporated by reference to Form 8-K, filed December 28, 2023.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer

Date: October 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	October 15, 2024
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	October 15, 2024
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	October 15, 2024
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	October 15, 2024
Howard S. Jonas

/s/ Elaine Yatzkan	Director	October 15, 2024
Elaine Yatzkan

/s/ Michael Chenkin	Director	October 15, 2024
Michael Chenkin

/s/ Eric F. Cosentino	Director	October 15, 2024
Eric F. Cosentino

/s/ Judah Schorr	Director	October 15, 2024
Judah Schorr

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated October 15, 2024 expressed an unqualified opinion.

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

New York, New York

October 15, 2024

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except per share data)	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$164,557	$103,637
Restricted cash and cash equivalents	90,899	95,186
Debt securities	23,438	42,414
Equity investments	5,009	6,198
Trade accounts receivable, net of allowance for credit losses of $6,352 at July 31, 2024 and allowance for doubtful accounts of $5,642 at July 31, 2023	42,215	32,092
Settlement assets, net of reserve of $1,866 and $1,143 at July 31, 2024 and 2023, respectively	22,186	32,396
Disbursement prefunding	30,736	30,113
Prepaid expenses	17,558	16,638
Other current assets	25,927	28,394
TOTAL CURRENT ASSETS	422,525	387,068
Property, plant, and equipment, net	38,652	38,655
Goodwill	26,288	26,457
Other intangibles, net	6,285	8,196
Equity investments	6,518	9,874
Operating lease right-of-use assets	3,273	5,540
Deferred income tax assets, net	35,008	24,101
Other assets	11,546	10,919
TOTAL ASSETS	$550,095	$510,810
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$24,773	$22,231
Accrued expenses	103,176	110,796
Deferred revenue	30,364	35,343
Customer deposits	83,003	86,481
Settlement liabilities	21,654	21,495
Other current liabilities	16,374	17,761
TOTAL CURRENT LIABILITIES	279,344	294,107
Operating lease liabilities	1,533	2,881
Other liabilities	2,662	3,354
TOTAL LIABILITIES	283,539	300,342
Commitments and contingencies
Redeemable noncontrolling interest	10,901	10,472
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2024 and 2023	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,177 and 27,851 shares issued and 23,684 and 23,699 shares outstanding at July 31, 2024 and 2023, respectively	282	279
Additional paid-in capital	303,510	301,408
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,493 and 4,152 shares of Class B common stock at July 31, 2024 and 2023, respectively	(126,080)	(115,461)
Accumulated other comprehensive loss	(18,142)	(17,192)
Retained earnings	86,580	24,662
Total IDT Corporation stockholders’ equity	246,183	193,729
Noncontrolling interests	9,472	6,267
TOTAL EQUITY	255,655	199,996
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$550,095	$510,810

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2024	2023	2022
REVENUES	$1,205,778	$1,238,854	$1,364,057
DIRECT COST OF REVENUES	815,621	881,614	1,039,059
GROSS PROFIT	390,157	357,240	324,998
OPERATING EXPENSES:
Selling, general and administrative (i)	270,207	243,159	216,922
Technology and development (i)	50,554	47,988	47,045
Severance	1,698	935	116
Other operating expense, net (see Note 14)	2,945	4,415	826
TOTAL OPERATING EXPENSES	325,404	296,497	264,909
Income from operations	64,753	60,743	60,089
Interest income, net	4,769	3,147	146
Other expense, net	(7,612)	(3,083)	(25,352)
Income before income taxes	61,910	60,807	34,883
Benefit from (provision for) income taxes	6,354	(16,441)	(5,878)
NET INCOME	68,264	44,366	29,005
Net income attributable to noncontrolling interests	(3,810)	(3,874)	(1,977)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$64,454	$40,492	$27,028

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$2.55	$1.59	$1.05
Diluted	$2.54	$1.58	$1.03

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,241	25,517	25,791
Diluted	25,398	25,577	26,356

(i) Stock-based compensation included in:
Selling, general and administrative expense	$7,015	$3,913	$1,871
Technology and development expense	$382	$605	$59

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2024	2023	2022
NET INCOME	$68,264	$44,366	$29,005
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	265	(99)	(537)
Foreign currency translation adjustments	(1,215)	(5,788)	(585)
Other comprehensive loss	(950)	(5,887)	(1,122)
COMPREHENSIVE INCOME	67,314	38,479	27,883
Comprehensive income attributable to noncontrolling interests	(3,810)	(3,874)	(1,977)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$63,504	$34,605	$25,906

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JULY 31, 2021	3,272	$33	26,379	$264	$278,021	$(60,413)	$(10,183)	$(42,858)	$1,750	$166,614
Exercise of stock options by Howard S. Jonas	—	—	1,000	10	14,920	(18,788)	—	—	—	(3,858)
Exercise of stock options	—	—	10	—	137	—	—	—	—	137
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(13,390)	—	—	—	(13,390)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(8,974)	—	—	—	(8,974)
Business acquisition	—	—	28	—	1,000	—	—	—	—	1,000
Stock-based compensation	—	—	308	3	1,927	—	—	—	—	1,930
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(514)	(514)
Other comprehensive loss	—	—	—	—	—	—	(1,122)	—	—	(1,122)
Net income for the year ended July 31, 2022	—	—	—	—	—	—	—	27,028	1,786	28,814
BALANCE AT JULY 31, 2022	3,272	33	27,725	277	296,005	(101,565)	(11,305)	(15,830)	3,022	170,637
Exercise of stock options	—	—	13	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(13,082)	—	—	—	(13,082)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(814)	—	—	—	(814)
Stock issued to certain executive officers for bonus payments	—	—	25	1	614	—	—	—	—	615
Business acquisition	—	—	3	—	100	—	—	—	—	100
Stock-based compensation	—	—	85	1	4,517	—	—	—	—	4,518
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(348)	(348)
Other comprehensive loss	—	—	—	—	—	—	(5,887)	—	—	(5,887)
Net income for the year ended July 31, 2023	—	—	—	—	—	—	—	40,492	3,593	44,085
BALANCE AT JULY 31, 2023	3,272	33	27,851	279	301,408	(115,461)	(17,192)	24,662	6,267	199,996
Dividends declared ($0.10 per share)	—	—	—	—	—	—	—	(2,536)	—	(2,536)
Exercise of stock options	—	—	13	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(9,087)	—	—	—	(9,087)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,532)	—	—	—	(1,532)
Restricted net2phone and National Retail Solutions common stock purchased from employees	—	—	—	—	(4,163)	—	—	—	32	(4,131)
Exchange of National Retail Solutions shares for Class B common stock	—	—	205	2	94	—	—	—	(96)	—
Stock issued/to be issued to an executive officer for bonus payment	—	—	39	—	1,494	—	—	—	—	1,494
Business acquisition holdback payment	—	—	3	—	100	—	—	—	—	100
Stock-based compensation	—	—	66	1	4,405	—	—	—	—	4,406
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(112)	(112)
Other comprehensive loss	—	—	—	—	—	—	(950)	—	—	(950)
Net income for the year ended July 31, 2024	—	—	—	—	—	—	—	64,454	3,381	67,835
BALANCE AT JULY 31, 2024	3,272	$33	28,177	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2024	2023	2022
OPERATING ACTIVITIES
Net income	$68,264	$44,366	$29,005
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,351	20,136	18,115
Deferred income taxes	(10,907)	12,601	4,801
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	4,390	2,198	2,330
Net unrealized loss from marketable securities	1,435	3,368	18,960
Stock-based compensation	7,397	4,518	1,930
Other	3,144	3,175	3,379
Changes in assets and liabilities:
Trade accounts receivable	(12,701)	4,726	(8,279)
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	12,735	(17,503)	(21,046)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(7,459)	(17,216)	(1,110)
Customer deposits at IDT Financial Services Limited (Gibraltar-based bank)	(3,442)	(4,200)	(15,966)
Deferred revenue	(5,016)	(2,029)	(2,712)
Net cash provided by operating activities	78,191	54,140	29,407
INVESTING ACTIVITIES
Capital expenditures	(18,922)	(21,958)	(21,879)
Payments for acquisitions, net of cash acquired	—	—	(7,552)
Purchase of convertible preferred stock in equity method investment	(2,017)	(840)	(1,051)
Purchases of debt securities and equity investments	(29,921)	(59,872)	(24,454)
Proceeds from maturities and sales of debt securities and redemption of equity investments	50,112	49,211	21,157
Net cash used in investing activities	(748)	(33,459)	(33,779)
FINANCING ACTIVITIES
Dividends paid	(2,536)	—	—
Distributions to noncontrolling interests	(112)	(348)	(514)
Proceeds from notes payable	—	300	2,301
Repayment of notes payable	—	(2,037)	(1,319)
Proceeds from sale of redeemable equity in subsidiary	—	—	10,000
Proceeds from borrowings under revolving credit facility	32,864	27,383	2,566
Repayments of borrowings under revolving credit facility	(32,864)	(27,383)	(2,566)
Purchase of restricted shares of net2phone and National Retail Solutions common stock	(4,131)	—	—
Proceeds from exercise of stock options	172	172	137
Repurchases of Class B common stock	(10,619)	(13,896)	(26,222)
Net cash used in financing activities	(17,226)	(15,809)	(15,617)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(3,584)	4,389	(17,365)
Net increase (decrease) in cash, cash equivalents, and restricted cash and cash equivalents	56,633	9,261	(37,354)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year	198,823	189,562	226,916
Cash, cash equivalents, and restricted cash and cash equivalents at end of year	$255,456	$198,823	$189,562
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest	$429	$536	$461
Cash payments made for income taxes	$527	$777	$109
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of the Company’s Class B common stock exchanged for National Retail Solutions shares	$6,696	$—	$—
Conversion of equity method investment’s secured promissory notes into convertible preferred stock	$—	$4,038	$—
Shares of the Company’s Class B common stock issued to certain executive officers for bonus payments	$1,494	$615	$—
Liabilities incurred for acquisitions	$—	$—	$7,849
Shares of the Company’s Class B common stock issued for business acquisitions	$100	$100	$1,000
Cashless exercise of stock options in exchange for shares of the Company’s Class B common stock	$—	$—	$14,930

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT Corporation (the “Company”) is a provider of point-of-sale (“POS”) terminal-based solutions, international money remittances and other financial technology, or fintech, offerings, cloud communications, and traditional communications services. The Company has four reportable business segments, National Retail Solutions (“NRS”), Fintech, net2phone (which comprises our cloud communications offerings), and Traditional Communications.

As of July 31, 2024, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.5% of the outstanding shares of NRS, and, on a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.0% of net2phone 2.0 and 79.3% of NRS.

Basis of Consolidation

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the entity in which the Company owns an interest and includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and the variable interest entity in which the Company is the primary beneficiary (see Note 13). All significant intercompany accounts and transactions between the consolidated entities are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

From and after August 1, 2023, the Company includes depreciation and amortization in “Direct cost of revenues” and “Selling, general and administrative” expense and is reporting gross profit in accordance with U.S. GAAP in the consolidated statements of income. Prior to August 1, 2023, depreciation and amortization was a separate caption in the consolidated statements of income.

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

The following table shows the amounts that were reclassified in fiscal 2023 and fiscal 2022 to conform to the current year’s presentation:

Year ended July 31 (in thousands)	2023	2022
Selling, general and administrative expense reclassified to:
Direct cost of revenues	$1,364	$1,113
Technology and development expense	$35,230	$34,935
Depreciation and amortization expense reclassified to:
Direct cost of revenues	$4,516	$3,516
Selling, general and administrative expense	$2,862	$2,489
Technology and development expense	$12,758	$12,110

Accounting for Investments

Investments in businesses that the Company does not control, but in which the Company has the ability to exercise significant influence over operating and financial matters, are accounted for using the equity method. Investments in which the Company does not have the ability to exercise significant influence over operating and financial matters are accounted for using the cost method. Investments in hedge funds are accounted for using the equity method unless the Company’s interest is so minor that it has virtually no influence over operating and financial policies, in which case these investments are accounted for using the cost method. The Company periodically evaluates its equity and cost method investments for impairment due to declines considered to be other than temporary. If the Company determines that a decline in fair value is other than temporary, then a charge to earnings is recorded in “Other expense, net” in the accompanying consolidated statements of income, and a new basis in the investment is established.

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

Direct Cost of Revenues

Direct cost of revenues consists primarily of termination and origination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and fiber circuit charges. These costs include an estimate of charges for which invoices have not yet been received, and estimated amounts for pending disputes with other carriers. Direct cost of revenues also includes the cost of airtime top-up minutes, the cost of NRS’ POS terminals sold, the costs of cloud computing arrangements hosted by a vendor in the production environment incurred by the net2phone segment and NRS, net2phone’s colocation costs for data centers where net2phone is not fully operational in the cloud, net2phone’s cost of equipment sold, and commissions paid to disbursement agents, sales agents, and retailers for BOSS Money’s originations and distributions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Debt Securities

The Company’s investments in debt securities are classified as “available-for-sale.” Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains that are considered temporary in nature recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. On August 1, 2023, the Company adopted Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments—Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. For available-for-sale debt securities with unrealized losses, ASU 2016-13 replaced the concept of “other-than-temporary” impairment with a determination whether any impairment is a result of a credit loss or other factors. The portion of the unrealized loss that is the result of a credit loss is recognized as an allowance and a corresponding expense recorded in “Other expense, net” in the consolidated statement of income. Unrealized loss that is not the result of a credit loss is recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements, and it was not necessary to record a cumulative-effect adjustment to retained earnings as of August 1, 2023.

The Company uses the specific identification method in computing the gross realized gains and gross realized losses on the sales of debt securities.

Equity Investments

Investments in equity securities (except those accounted for under the equity method or that result in consolidation) are measured at fair value, with changes in fair value recognized in net income. For investments in equity securities without a readily determinable fair value, the Company elects the measurement alternative and measures these investments at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. At each reporting date, the Company reassesses whether the investment still qualifies for this measurement alternative. Further, at each reporting date, the Company performs a qualitative assessment to evaluate whether the investment is impaired. If the qualitative assessment indicates that the investment is impaired and the fair value of the investment is less than its carrying value, the carrying amount of the investment will be reduced and the resulting loss recognized in “Other expense, net” in the accompanying consolidated statements of income in the period the impairment is identified.

On August 1, 2024, the Company adopted ASU No. 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, that clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The ASU also requires specific disclosures related to equity securities that are subject to contractual sales restrictions. The adoption of the new standard did not have a material impact on the Company’s consolidated financial statements.

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

Disbursement Prefunding

The Company maintains relationships with disbursement partners in various countries for its BOSS Money and IDT Digital Payments services. The Company maintains prefunding balances with these disbursement partners, so they can satisfy the Company’s customer liabilities. The Company does not earn interest on these balances. The balances are not compensating balances and are not legally restricted.

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

When performing its quantitative annual, or an interim (when conditions warrant), goodwill impairment test the Company compares the fair value of its reporting units with their carrying amounts. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

Advertising Expense

Cost of advertising is charged to selling, general and administrative expense in the period in which it is incurred. In fiscal 2024, fiscal 2023, and fiscal 2022, advertising expense was $19.0 million, $17.9 million, and $17.0 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are charged to expense in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2024, fiscal 2023, and fiscal 2022 was $12.8 million, $13.2 million, and $12.2 million, respectively. Unamortized capitalized internal use software costs at July 31, 2024 and 2023 were $18.6 million and $18.8 million, respectively.

Repairs and Maintenance

The Company charges the cost of repairs and maintenance, including the cost of replacing minor items not constituting substantial betterment, to selling, general and administrative expense or technology and development expense as these costs are incurred.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries denominated in foreign currencies are translated to U.S. Dollars at end-of-period rates of exchange, and their monthly results of operations are translated to U.S. Dollars at the average rates of exchange for that month. Gains or losses resulting from such foreign currency translations are recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. Foreign currency transaction gains and losses are reported in “Other expense, net” in the accompanying consolidated statements of income.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2024	2023	2022
Basic weighted-average number of shares	25,241	25,517	25,791
Effect of dilutive securities:
Stock options	1	9	434
Non-vested restricted Class B common stock	156	51	131
Diluted weighted-average number of shares	25,398	25,577	26,356

There were no shares excluded from the calculation of diluted earnings per share in fiscal 2024, fiscal 2023, or fiscal 2022.

Stock-Based Compensation

The Company recognizes compensation expense for its grants of stock-based awards based on the estimated fair value on the grant date. Compensation cost for awards is recognized using the straight-line method over the requisite service period, which is usually the vesting period. Stock-based compensation is included in selling, general and administrative expense and technology and development expense.

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

The concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. No single customer accounted for more than 10% of consolidated revenues in fiscal 2024, fiscal 2023 or fiscal 2022. However, the Company’s five largest customers collectively accounted for 10.3%, 10.8%, and 12.5% of its consolidated revenues in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The Company’s customers with the five largest receivable balances collectively accounted for 22.7% and 16.7% of the consolidated gross trade accounts receivable at July 31, 2024 and 2023, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers. In addition, the Company attempts to mitigate the credit risk related to specific IDT Global customers by also buying services from the customer, in order to create an opportunity to offset its payables and receivables and reduce its net trade receivable exposure risk. When it is practical to do so, the Company will increase its purchases from IDT Global customers with receivable balances that exceed the Company’s applicable payables in order to maximize the offset and reduce its credit risk.

Allowance for Credit Losses and Allowance for Doubtful Accounts

Effective with the adoption of ASU 2016-13 on August 1, 2023, the Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses, which replaced the allowance for doubtful accounts. When determining its allowance for trade accounts receivable, the Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements, and it was not necessary to record a cumulative-effect adjustment to retained earnings as of August 1, 2023.

Prior to the adoption of ASU 2016-13, the Company estimated the balance of its allowance for doubtful accounts by analyzing accounts receivable balances by age and applying historical write-off and collection trend rates. The Company’s estimates included separately providing for customer receivables based on specific circumstances and credit conditions, and when it was deemed probable that the balance was uncollectible.

The changes in the allowance and reserves deducted from asset accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2024
Deducted from asset accounts:
Allowance for credit losses	$5,642	$3,402	$(2,692)	$6,352
Reserve for losses on settlement assets	1,143	988	(265)	1,866
Total	$6,785	$4,390	$(2,957)	$8,218
2023
Deducted from asset accounts:
Allowance for doubtful accounts	$5,328	$1,578	$(1,264)	$5,642
Reserve for losses on settlement assets	554	620	(31)	1,143
Total	$5,882	$2,198	$(1,295)	$6,785
2022
Deducted from asset accounts:
Allowance for doubtful accounts	$4,129	$1,982	$(783)	$5,328
Reserve for losses on settlement assets	309	348	(103)	554
Total	$4,438	$2,330	$(886)	$5,882

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Recently Adopted Accounting Standard—Segment Reporting

On August 1, 2024, the Company adopted ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, that is intended to improve the disclosures about reportable segments and add more detailed information about a reportable segment’s expenses. These changes will affect the Company’s segment reporting beginning with its Annual Report for fiscal 2025 and its Quarterly Reports in fiscal 2026 applied retrospectively to all prior periods presented. The amendments in the ASU require public entities to disclose on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss, other segment items by reportable segment, the title and position of the CODM, and an explanation of how the CODM uses the reported measures of segment profit or loss in assessing segment performance and deciding how to allocate resources. The ASU does not change the definition of a segment, the method for determining segments, the criteria for aggregating operating segments into reportable segments, or the current specifically enumerated segment expenses that are required to be disclosed. The adoption of this ASU did not impact the Company’s results of operations, cash flows, or financial condition.

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

Note 2—Business Segment Information

The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s CODM. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments. The Company evaluates the performance of its business segments based primarily on income (loss) from operations.

The NRS segment is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity that operates money transfer businesses, and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

The net2phone segment is comprised of net2phone’s integrated cloud communications and contact center services.

The Traditional Communications segment includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution (formerly BOSS Revolution Calling), an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Year ended July 31, 2024
Revenues	$103,141	$120,721	$82,325	$899,591	$—	$1,205,778
Income (loss) from operations	21,626	(130)	1,681	56,435	(14,859)	64,753
Depreciation and amortization	(3,200)	(2,872)	(6,133)	(8,064)	(82)	(20,351)
Year ended July 31, 2023
Revenues	$77,115	$86,610	$72,388	$1,002,741	$—	$1,238,854
Income (loss) from operations	14,400	(2,533)	(2,755)	61,288	(9,657)	60,743
Depreciation and amortization	(2,363)	(2,683)	(5,608)	(9,428)	(54)	(20,136)
Year ended July 31, 2022
Revenues	$51,299	$64,593	$58,185	$1,189,980	$—	$1,364,057
Income (loss) from operations	11,208	(6,887)	(11,132)	75,826	(8,926)	60,089
Depreciation and amortization	(906)	(2,231)	(5,374)	(9,527)	(77)	(18,115)

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets service multiple segments and the Company does not track such assets separately by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Other Countries	Total
July 31, 2024
Long-lived assets, net	$28,825	$13,100	$41,925
Total assets	305,738	244,357	550,095
July 31, 2023
Long-lived assets, net	$29,415	$14,780	$44,195
Total assets	267,746	243,064	510,810

Note 3—Revenue Recognition

Contracts with Customers

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. BOSS Money’s and NRS’ revenues are primarily recognized at a point in time, and net2phone’s revenue is mainly recognized over time. Traditional Communications’ offerings are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from IDT Digital Payments, BOSS Revolution, and IDT Global. IDT Digital Payments and BOSS Revolution are sold direct-to-consumers and through distributors and retailers.

IDT Digital Payments

IDT Digital Payments is sold direct-to-consumer and through distributors and retailers in the same manner as BOSS Revolution (see below). The Company does not terminate the minutes in its IDT Digital Payments transactions. The Company’s performance obligation is to recharge (top-up) the airtime balance of a mobile account on behalf of the Company’s customer. The Company has contracts with various mobile operators or aggregators to provide the IDT Digital Payments service. The Company determined that it is the principal in primarily all its IDT Digital Payments transactions as the Company controls the service to top-up a mobile account on behalf of the Company’s customer. However, for the portion of its IDT Digital Payments business where the Company has no customer service responsibilities, no inventory risk, and does not establish the price, the Company determined that, as the Company is not considered to control the arrangement, it acts as an agent of the mobile operators. The Company records gross revenues based on the amount billed to the customer when it is the principal in the arrangement and records revenue net of the associated costs incurred when it acts as an agent in the arrangement. The transfer of control happens at the point in time that the airtime is recharged, which is when the Company has a right to payment and the customer has accepted the service. Accordingly, the performance obligation is satisfied, and revenue is recognized when the recharge of the mobile account occurs.

BOSS Revolution direct-to-consumer

BOSS Revolution direct-to-consumer is offered on a pay-as-you-go basis or in unlimited plans. The customer prepays for service in both cases, which results in a contract liability (deferred revenue). The contract term for pay-as-you-go plans is minute-to-minute and includes separate performance obligations for the series of material rights to renew the contract. The performance obligation is satisfied immediately after it arises, and the amount of consideration is known when the obligation is satisfied. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur simultaneously, the Company recognizes revenue at the point in time when minutes are utilized, since the customer obtained control and the Company has a present right to payment. For unlimited plans, the Company has a stand-ready obligation to provide service over time for an agreed upon term. Unlimited plans include fixed consideration over the term. Plan fees for unlimited plans are generally refundable at the request of the customer up to three days after payment if there was no usage. Since the Company’s satisfaction of its performance obligation and the customer’s use of the service occur over the term of the plan, the Company recognizes revenue over a period of time as the service is rendered. The Company uses an output method as time elapses because it reflects the pattern by which the Company satisfies its performance obligation through the transfer of service to the customer. The fixed upfront consideration is recognized evenly over the service period, which is generally 24 hours, 7 days, or one month.

BOSS Revolution sold through distributors and retailers

BOSS Revolution sold through distributors and retailers is the same service as BOSS Revolution sold direct-to-consumer. The Company sells capacity to international calling minutes to retailers, or to distributors who resell to retailers. The retailer or distributor is the Company’s customer in these transactions. The Company’s sales price to retailers and distributors, net of discounts, is less than the end user rate for BOSS Revolution minutes. The customer or the Company may terminate their agreement at any time upon thirty days written notice without penalty. Retailers may sell BOSS Revolution on a pay-as-you-go basis or in unlimited plans. As described above, for pay-as-you-go, the Company recognizes revenue at the point in time when minutes are utilized, and for unlimited plans, the Company recognizes revenue over a period of time as the service is rendered. Retailers and distributors also receive initial commissions upon sale to end users, and renewal commissions when certain end users subsequently purchase minutes directly from the Company. Initial and renewal commission payments are accounted for as a reduction of the transaction price over time as the end user uses the service.

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

The Company enters into Notification of Reciprocal Transmission (“NORT”) transactions, in which the Company commits to purchase a specific number of wholesale carrier minutes to specific destinations at specified rates, and the counterparty commits to purchase from the Company a specific number of minutes to specific destinations at specified rates. The number of minutes purchased and sold is not necessarily the same. The rates in these reciprocal transactions are generally not at prevailing market rates, and the amounts paid to the counterparty in excess of market rates are reflected as a reduction in revenue received from the customer. In addition, the Company enters into transactions in which it swaps minutes with another carrier. The Company recognizes revenue and the related direct cost of revenue for these reciprocal and swap transactions based on the fair value of the minutes.

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

NRS sells its POS terminals to retailers. The terminals include a cash register, a barcode scanner, retailer and customer-facing hi-definition screens, a receipt printer, and a credit card reader. The arrangement with the customer includes the equipment sale including embedded POS software, as well as the Software services. Each hardware component and the Software services is a separate performance obligation because each is a distinct good or service that can be obtained from alternate providers. The transaction price is allocated to each performance obligation based on the relative standalone selling price (“SSP”). The SSP reflects the amount the Company would charge for each performance obligation if it were sold separately in a standalone sale to similar customers in similar circumstances. The SSP for POS terminals is generally estimated using the cost plus expected gross margin approach. Equipment revenue is recognized at the point in time when the customer has physical possession of the POS terminal, which is when the customer can use the POS terminal and embedded software and has the risks and rewards of ownership. Revenue from the Software services is recognized ratably over the term of the contract because satisfaction of the performance obligation and the customer’s use of the service occur evenly over the term.

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

NRS’ merchant services, called NRS PAY, enable retailers to accept and process payments made by credit cards, debit cards, electronic benefits transfer, and other forms of electronic payment. NRS PAY revenue is a monthly fee plus a percentage of the transaction amount plus a flat rate per transaction. There is no separate charge for the credit card reader provided to the retailers, which remains NRS’ property and must be returned upon termination of NRS PAY. Merchant services are provided as an agent of the payment processor or funding bank, therefore NRS records revenue net of the associated costs incurred. The performance obligation is satisfied, and revenue is recognized when the payment is processed.

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

net2phone

net2phone earns revenue primarily through the provision of cloud communications services for businesses. The services are priced on a per-seat basis, and its subscription revenue is a monthly fee per seat. Revenue is primarily recognized over the monthly service period. Revenue from the sale of telephone equipment is recognized at a point in time when the equipment is delivered to the customer.

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

BOSS Money

Revenues from international money transfers are primarily from transaction fees charged to the customer based on the amount sent and the send and receive locations. In addition, revenues are earned on the foreign currency exchange based on the difference between purchasing currency at wholesale exchange rates and selling the currency at retail exchange rates. The Company satisfies its international money transfer performance obligations and recognizes revenue at a point in time when the designated recipient receives the funds, as the Company has a right to payment and the customer has use of the service.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

Year ended July 31 (in thousands)	2024	2023	2022
National Retail Solutions	$103,141	$77,115	$51,299
BOSS Money	108,332	76,928	55,561
Other	12,389	9,682	9,032
Total Fintech	120,721	86,610	64,593
net2phone	82,325	72,388	58,185
IDT Digital Payments	407,430	417,057	473,215
BOSS Revolution	263,215	322,134	387,937
IDT Global	201,119	230,281	292,337
Other	27,827	33,269	36,491
Total Traditional Communications	899,591	1,002,741	1,189,980
TOTAL	$1,205,778	$1,238,854	$1,364,057

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Year ended July 31, 2024
United States	$103,141	$116,732	$44,617	$658,460	$922,950
Outside the United States:
United Kingdom	—	—	—	209,493	209,493
Other	—	3,989	37,708	31,638	73,335
Total outside the United States	—	3,989	37,708	241,131	282,828
TOTAL	$103,141	$120,721	$82,325	$899,591	$1,205,778

Year ended July 31, 2023
United States	$77,115	$83,883	$38,029	$693,193	$892,220
Outside the United States:
United Kingdom	—	—	—	267,697	267,697
Other	—	2,727	34,359	41,851	78,937
Total outside the United States	—	2,727	34,359	309,548	346,634
TOTAL	$77,115	$86,610	$72,388	$1,002,741	$1,238,854

Year ended July 31, 2022
United States	$51,299	$62,598	$30,283	$829,355	$973,535
Outside the United States:
United Kingdom	—	—	—	311,847	311,847
Other	—	1,995	27,902	48,778	78,675
Total outside the United States	—	1,995	27,902	360,625	390,522
TOTAL	$51,299	$64,593	$58,185	$1,189,980	$1,364,057

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of July 31, 2024. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Year ending July 31:
2025	$6,359	$39,537	$45,896
2026	5,263	18,983	24,246
Thereafter	4,828	6,627	11,455
TOTAL	$16,450	$65,147	$81,597

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for prepaid BOSS Revolution. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”. The Company’s revenue recognized in fiscal 2024, fiscal 2023, and fiscal 2022 from amounts included in the contract liability balance at the beginning of the period was $22.1 million, $23.5 million, and $28.2 million, respectively.

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

The Company’s deferred customer contract acquisition costs were as follows:

July 31 (in thousands)	2024	2023
Deferred customer contract acquisition costs included in “Other current assets”	$4,823	$4,460
Deferred customer contract acquisition costs included in “Other assets”	4,276	3,734
TOTAL	$9,099	$8,194

In fiscal 2024, fiscal 2023, and fiscal 2022, the Company’s amortization of deferred customer contract acquisition costs was $5.8 million, $4.9 million, and $4.4 million, respectively.

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to six years. Certain of these leases include renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

The Company leases office and parking space in a building and parking garage located at 520 Broad St, Newark, New Jersey that was previously owned by Rafael Holdings, Inc. (“Rafael”), a related party. On August 22, 2022, Rafael sold the building and parking garage to an unrelated third party. The Company’s lease in that property continues with the new owner. The Company leases office space in Israel from Rafael. Howard S. Jonas, the Chairman of the Company and the Chairman of the Company’s Board of Directors is also the Chairman of the Board of Directors and Executive Chairman of Rafael. The Newark lease expires in April 2025 and the Israel lease expires in July 2025. In fiscal 2024, fiscal 2023, and fiscal 2022, the Company incurred lease costs in connection with the Rafael leases of $0.1 million, $0.3 million (which excludes Newark lease costs after August 22, 2022), and $2.0 million, respectively. Lease costs incurred in connection with the Rafael leases are included in operating lease cost in the table below.

Supplemental disclosures related to the Company’s operating leases were as follows:

Year ended July 31 (in thousands)	2024	2023	2022
Operating lease cost	$2,557	$3,175	$2,901
Short-term lease cost	924	1,095	1,348
TOTAL LEASE COST	$3,481	$4,270	$4,249

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,588	$3,262	$2,857

July 31	2024	2023
Weighted-average remaining lease term-operating leases	2.6 years	2.3 years
Weighted-average discount rate-operating leases	5.6%	3.7%

In fiscal 2024, fiscal 2023, and fiscal 2022, the Company obtained right-of-use assets of $0.9 million, $1.8 million, and $2.2 million, respectively, in exchange for new operating lease liabilities. In addition, in fiscal 2024, the Company modified its lease at 520 Broad St, Newark, New Jersey and reduced the related right-of-use asset by $0.8 million and the related operating lease liability by $0.9 million.

The Company’s aggregate operating lease liability was as follows:

July 31 (in thousands)	2024	2023
Operating lease liabilities included in “Other current liabilities”	$1,866	$2,861
Operating lease liabilities included in noncurrent liabilities	1,533	2,881
TOTAL	$3,399	$5,742

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31:
2025	$2,002
2026	699
2027	490
2028	233
2029	185
Thereafter	62
Total lease payments	3,671
Less imputed interest	(272)
Total operating lease liabilities	$3,399

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

July 31 (in thousands)	2024	2023
Cash and cash equivalents	$164,557	$103,637
Restricted cash and cash equivalents	90,899	95,186
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$255,456	$198,823

At July 31, 2024 and 2023, restricted cash and cash equivalents included $83.3 million and $87.3 million, respectively, in restricted cash and cash equivalents for customer deposits held by IDT Financial Services. Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction.

Company Restricted Cash and Cash Equivalents

The Company treats unrestricted cash and cash equivalents held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, which provide the Company’s international money transfer services in the United States, as substantially restricted and unavailable for other purposes. At July 31, 2024 and 2023, “Cash and cash equivalents” in the Company’s consolidated balance sheets included an aggregate of $55.9 million and $20.6 million, respectively, held by IDT Payment Services, Inc. and IDT Payment Services of New York, LLC, that was unavailable for other purposes.

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

The purchase price consisted of: (a) cash of $7.2 million that was paid at closing, (b) 27,765 shares of the Company’s Class B common stock with a value of $1.0 million that were issued at closing, (c) cash of $3.3 million, half of which was paid in fiscal 2023 and the remainder was paid in fiscal 2024, and (d) contingent consideration of up to $3.5 million based on annual cumulative incremental recurring seat revenue of the net2phone segment over a four-year period, payable in cash and/or equity at net2phone 2.0’s discretion.

The acquisition date fair value of the consideration consisted of the following:

(in thousands)
Cash paid	$7,200
Cash acquired	(81)
Cash paid, net of cash acquired	7,119
Shares of the Company’s Class B common stock	1,000
Future payments subject to holdback	3,158
Contingent consideration	1,361
Total fair value of consideration, net of cash acquired	$12,638

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represented a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2023. In fiscal 2024, the Company paid an aggregate of $0.5 million of the contingent consideration.

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

Leaf Global Fintech Corporation

On March 1, 2022, the Company’s subsidiary, IDT International Telecom, Inc. (“IDTIT”), purchased all of the outstanding shares of Leaf Global Fintech Corporation (“Leaf”), a provider of digital wallet services in emerging markets, for up to $6.05 million. Leaf’s operating results from the date of acquisition, which were not significant, are included in the Company’s consolidated financial statements.

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

The acquisition-date fair value of the contingent consideration was estimated using discounted cash flow models. This fair value measurement was based on significant inputs not observable in the market and therefore represented a Level 3 measurement. There was no change in the estimated fair value of the contingent consideration in the period from the acquisition date to July 31, 2022. In fiscal 2024 and fiscal 2023, the Company determined that the requirements for the contingent consideration payments would likely not be met. The Company recorded gains of $1.8 million and $1.6 million in fiscal 2024 and fiscal 2023, respectively, on the write-off of the contingent consideration payment obligations, which was included in “Other operating expense, net” in the accompanying consolidated statements of income.

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

Note 7—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2024
U.S. Treasury bills and notes	$16,641	$10	$(66)	$16,585
Government sponsored enterprise notes	3,356	—	(3)	3,353
Corporate bonds	3,821	1	(322)	3,500
TOTAL	$23,818	$11	$(391)	$23,438
July 31, 2023
Certificates of deposit*	$4,080	$—	$(4)	$4,076
U.S. Treasury bills and notes	31,186	—	(148)	31,038
Corporate bonds	3,881	—	(8)	3,873
Municipal bonds	3,912	—	(485)	3,427
TOTAL	$43,059	$—	$(645)	$42,414

*	Each of the certificates of deposit held by the Company has a CUSIP, was purchased in the secondary market through a broker and may be sold in the secondary market.

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of July 31, 2024, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of July 31, 2024 and 2023, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $50.1 million, $49.2 million, and $21.2 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. There were no realized gains or realized losses from sales of debt securities in fiscal 2024, fiscal 2023, or fiscal 2022.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2024 were as follows:

(in thousands)	Fair Value
Within one year	$16,808
After one year through five years	5,456
After five years through ten years	1,137
After ten years	37
TOTAL	$23,438

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2024
U.S. Treasury bills and notes	$66	$12,936
Government sponsored enterprise notes	3	2,634
Corporate bonds	322	3,310
TOTAL	$391	$18,880
July 31, 2023
Certificates of deposit	$4	$3,356
U.S. Treasury bills and notes	148	31,038
Corporate bonds	8	3,873
Municipal bonds	485	3,368
TOTAL	$645	$41,635

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2024
U.S. Treasury bills and notes	$60	$4,827
Corporate bonds	307	3,209
TOTAL	$367	$8,036
July 31, 2023
U.S. Treasury bills and notes	$86	$816
Corporate bonds	484	3,299
TOTAL	$570	$4,115

Note 8—Equity Investments

Equity investments consist of the following:

July 31 (in thousands)	2024	2023
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2024 and 2023	$153	$89
Rafael Holdings, Inc. Class B common stock, 278,810 shares at July 31, 2024 and 2023	416	558
Other marketable equity securities	70	1,497
Fixed income mutual funds	4,370	4,054
Current equity investments	$5,009	$6,198

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$695	$1,263
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	877	—
Convertible preferred stock—equity method investment	1,338	2,784
Hedge funds	2,883	3,002
Other	725	2,825
Noncurrent equity investments	$6,518	$9,874

Howard S. Jonas is the Vice-Chairman of the Board of Directors of Zedge.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services received 1,830 shares of Visa Series C Preferred among other consideration. In July 2024 and July 2022, in connection with Visa’s mandatory release assessments, the Company received 33 shares and 58 shares, respectively, of Visa’s Series A Preferred. In August 2024, the 33 shares of Visa Series A Preferred were converted into 3,300 shares of Visa Class A common stock, which the Company sold for $0.9 million. In August 2022, the 58 shares of Visa Series A Preferred were converted into 5,800 shares of Visa Class A common stock, which the Company sold for $1.3 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

Year ended July 31 (in thousands)	2024	2023	2022
Balance, beginning of period	$1,632	$1,501	$2,743
Upward adjustment	130	—	—
Redemption for Visa Series C Preferred mandatory release assessment	(877)	—	(1,230)
Purchase	—	—	100
Adjustment for observable transactions involving a similar investment from the same issuer	309	131	(103)
Redemptions	(230)	—	(9)
Impairments	—	—	—
BALANCE, END OF PERIOD	$964	$1,632	$1,501

The Company adjusted the carrying value of the shares of Visa Series C Preferred it held based on the fair value of Visa Class A common stock, including a discount for lack of current marketability, which is classified as “Adjustment for observable transactions involving a similar investment from the same issuer” in the table above. The Certificate of Designation with respect to the shares of Visa Series C Preferred restricts the transferability of the shares, there is no public market for the shares, and none is expected to develop. The shares become fully convertible into shares of Visa Class A common stock in June 2028. In addition, in connection with the acquisition of Regal Bancorp by SR Bancorp, the Company received cash of $0.2 million in fiscal 2024 in exchange for its shares of Regal Bancorp common stock.

Unrealized gains and losses for all equity investments measured at fair value included the following:

Year ended July 31 (in thousands)	2024	2023	2022
Net gains (losses) recognized during the period on equity investments	$229	$(2,613)	$(19,248)
Less: net gains recognized during the period on equity investments sold during the period	130	18	10
Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$99	$(2,631)	$(19,258)

The unrealized losses and gains for all equity investments measured at fair value in the table above included the following:

Year ended July 31 (in thousands)	2024	2023	2022
Unrealized (losses) gains recognized during the period on equity investments:
Rafael Class B common stock	$(142)	$(7)	$(14,101)
Zedge Class B common stock	$64	$(28)	$(533)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of July 31, 2024 and 2023, the Company’s ownership was 33.4% and 33.3%, respectively, of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

As of April 6, 2023, the Company was the holder of secured promissory notes made by the EMI in exchange for loans of an aggregate of $4.0 million including accrued interest. The notes provided for interest on the principal amount at 15% per annum payable monthly. The notes were due and payable in February 2023 and April 2023. On April 6, 2023, in accordance with an Agreement and Plan of Merger dated as of April 5, 2023, the EMI merged with and into its subsidiary, with the subsidiary being the surviving corporation. Effective with the merger, the principal and accrued interest of the EMI’s secured promissory notes was converted into shares of the EMI’s convertible preferred stock.

The following table summarizes the change in the balance of the Company’s equity method investment:

Year ended July 31 (in thousands)	2024	2023	2022
Balance, beginning of period	$2,784	$1,001	$2,901
Purchase of convertible preferred stock	2,017	840	1,051
Conversion of secured promissory notes into convertible preferred stock	—	4,038	—
Equity in the net loss of investee	(2,093)	(2,153)	(2,224)
Amortization of equity method basis difference	(1,370)	(942)	(727)
BALANCE, END OF PERIOD	$1,338	$2,784	$1,001

As of August 22, 2024, the EMI’s shareholders including the Company agreed to purchase additional shares of the EMI’s convertible preferred stock. The Company subscribed to purchase additional shares through January 2025 for an aggregate of $0.9 million. In August 2024, the Company paid $0.4 million to purchase additional shares.

Note 9—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2024
Debt securities	$16,585	$6,853	$—	$23,438
Equity investments included in current assets	5,009	—	—	5,009
Equity investments included in noncurrent assets	—	1,377	695	2,072
TOTAL	$21,594	$8,230	$695	$30,519
Acquisition consideration included in:
Other current liabilities	$—	$—	$(222)	$(222)
Other noncurrent liabilities	—	—	(684)	(684)
TOTAL	$—	$—	$(906)	$(906)

July 31, 2023
Debt securities	$31,038	$11,376	$—	$42,414
Equity investments included in current assets	6,198	—	—	6,198
Equity investments included in noncurrent assets	—	2,500	1,263	3,763
TOTAL	$37,236	$13,876	$1,263	$52,375
Acquisition consideration included in:
Other current liabilities	$—	$—	$(2,032)	$(2,032)
Other noncurrent liabilities	—	—	(2,773)	(2,773)
TOTAL	$—	$—	$(4,805)	$(4,805)

At July 31, 2024 and 2023, the Company had $2.9 million and $3.0 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2024	2023	2022
Balance, beginning of period	$1,263	$1,132	$2,465
Redemption for Visa mandatory release assessment	(877)	—	(1,230)
Total gains (losses) included in “Other expense, net”	309	131	(103)
BALANCE, END OF PERIOD	$695	$1,263	$1,132

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2024	2023	2022
Balance, beginning of period	$4,805	$8,546	$1,025
Transfer into Level 3 from acquisitions	—	—	7,849
Payments	(2,104)	(2,494)	—
Total (gains) losses included in:
“Other operating expense, net”	(1,838)	(1,349)	(303)
Interest expense included in “Interest income, net”	44	97	—
“Foreign currency translation adjustments”	(1)	5	(25)
BALANCE, END OF PERIOD	$906	$4,805	$8,546

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—	$—

In fiscal 2024 and fiscal 2023, the Company paid an aggregate of $2.1 million and $2.5 million, respectively, for contingent consideration related to prior acquisitions, which included 2,679 and 3,051 shares, respectively, of the Company’s Class B common stock with an issue date value of $0.1 million in both fiscal 2024 and fiscal 2023. In addition, the Company recorded gains of $1.8 million, $1.6 million, and $0.3 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, on the write-off of contingent consideration payment obligations. Also, in fiscal 2023, the Company increased the estimated fair value of acquisition-related contingent consideration by $0.2 million. These write-offs of contingent consideration net of the increase in the contingent consideration were included in “Other operating expense, net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities. At July 31, 2024 and 2023, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, other current assets, customer deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2024 and 2023, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

July 31 (in thousands)	2024	2023
Equipment	$45,881	$43,704
Computer software	181,081	169,070
Leasehold improvements	1,635	1,760
Furniture and fixtures	730	699
	229,327	215,233
Less accumulated depreciation and amortization	(190,675)	(176,578)
Property, plant, and equipment, net	$38,652	$38,655

The Company reduced its gross property, plant, and equipment and accumulated depreciation and amortization by $4.6 million and $4.2 million in fiscal 2024 and fiscal 2023, respectively, for property, plant, and equipment that was fully depreciated and no longer in service.

Depreciation and amortization expense of property, plant, and equipment was $19.1 million, $18.6 million, and $16.8 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively.

In fiscal 2023, the Company recorded an expense of $0.1 million for telephone equipment that was taken out of service, which was included in “Other operating expense, net” in the accompanying consolidated statements of income.

Note 11—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment:

(in thousands)	Fintech	net2phone	Traditional Communications	Total
Balance at July 31, 2021	$—	$1,523	$13,374	$14,897
Acquisitions	3,199	8,433	—	11,632
Adjustment	—	—	392	392
Foreign currency translation adjustments	—	(213)	(328)	(541)
Balance at July 31, 2022	3,199	9,743	13,438	26,380
Foreign currency translation adjustments	—	101	(24)	77
Balance at July 31, 2023	3,199	9,844	13,414	26,457
Foreign currency translation adjustments	—	(22)	(147)	(169)
Balance at July 31, 2024	$3,199	$9,822	$13,267	$26,288

Note 12—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2024
Tradenames	14.5 years	$1,400	$(445)	$955
Non-compete agreements	6.0 years	660	(266)	394
Customer relationships	7.5 years	11,377	(6,441)	4,936
TOTAL	8.1 years	$13,437	$(7,152)	$6,285
July 31, 2023
Tradenames	10.5 years	$2,694	$(1,005)	$1,689
Non-compete agreements	5.5 years	1,302	(778)	524
Customer relationships	7.5 years	11,511	(5,528)	5,983
TOTAL	7.9 years	$15,507	$(7,311)	$8,196

In March 2024, the Company completed a portion of the integration of the Leaf Wallet platform into the BOSS Money app, including replacing the Leaf tradename with BOSS Money. The Leaf tradename balance of $0.1 million was written-off in fiscal 2024.

Amortization expense of intangible assets was $1.3 million, $1.5 million, and $1.3 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $1.2 million, $1.2 million, $1.1 million, $1.0 million, and $0.6 million in fiscal 2025, fiscal 2026, fiscal 2027, fiscal 2028, and fiscal 2029, respectively.

Note 13—Variable Interest Entity

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

The VIE’s net income and aggregate funding provided by (repaid to) the Company were as follows:

Year ended July 31 (in thousands)	2024	2023	2022
Net income of the VIE	$513	$322	$248
Aggregate funding provided by (repaid to) the Company, net	$215	$112	$(94)

The VIE’s summarized consolidated balance sheet amounts are as follows:

July 31 (in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$2,626	$1,596
Restricted cash	7,426	7,848
Trade accounts receivable, net	74	62
Disbursement prefunding	2,587	585
Prepaid expenses	258	197
Other current assets	294	317
Property, plant, and equipment, net	179	272
Other intangibles, net	584	737
TOTAL ASSETS	$14,028	$11,614
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$4	$—
Accrued expenses	124	70
Settlement liabilities	9,195	7,573
Due to the Company	241	26
Accumulated other comprehensive income	27	21
Noncontrolling interests	4,437	3,924
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$14,028	$11,614

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 14—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

Year ended July 31 (in thousands)	2024	2023	2022
Corporate —Straight Path Communications Inc. class action legal fees	$(7,237)	$(5,785)	$(7,671)
Corporate —Straight Path Communications Inc. class action insurance claims	2,869	3,845	6,635
Corporate—Grow New Jersey Assistance Act tax credit	—	1,600	—
Corporate—other	12	—	—
Fintech—write-off of intangible asset	(74)	—	—
Fintech—write-off of contingent consideration liability	1,765	1,565	—
Fintech—government grants	—	382	20
net2phone—write-off of telephone equipment	—	(133)	—
net2phone—write-off of contingent consideration liability	73	—	303
net2phone—other	(17)	—	(10)
National Retail Solutions—write-off of capitalized internal use software costs	(45)	—	—
National Retail Solutions—other	(105)	—	—
Traditional Communications—write-off of capitalized internal use software costs	(237)	(1,419)	—
Traditional Communications—cable telephony customer indemnification claim	—	(3,925)	(96)
Traditional Communications—increase in contingent consideration liability	—	(216)	—
Traditional Communications—other	51	(329)	(7)
TOTAL	$(2,945)	$(4,415)	$(826)

Straight Path Communications Inc. Class Action

As discussed in Note 23, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in fiscal 2024, fiscal 2023, and fiscal 2022. In fiscal 2024, the Company received the final payment from its insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

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

Contingent Consideration Liabilities

In fiscal 2024 and fiscal 2023, the Company determined that the requirements for the contingent consideration payments related to the Leaf acquisition would likely not be met. The Company recognized gains in the Fintech segment of $1.8 million and $1.6 million in fiscal 2024 and fiscal 2023, respectively, on the write-off of these contingent consideration payment obligations. Also, in fiscal 2024 and fiscal 2022, the Company determined that the requirements for contingent consideration payments related to an acquisition in a prior period would not be met. The Company recognized gains in the net2phone segment of $0.1 million and $0.3 million in fiscal 2024 and fiscal 2022, respectively, on the write-off of these contingent consideration payment obligations. In fiscal 2023, the Company increased the estimated fair value of acquisition-related contingent consideration in its Traditional Communications segment by $0.2 million.

Government Grants

In fiscal 2023 and fiscal 2022, Leaf received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

Write-off of Capitalized Internal Use Software Costs

In fiscal 2024 and fiscal 2023, the Company reduced its unamortized capitalized internal use software costs for internal use software that was taken out of service and recorded expense of $0.3 million and $1.4 million, respectively.

Indemnification Claim

Beginning in June 2019, as part of a commercial resolution, the Company indemnified a cable telephony customer related to patent infringement claims brought against the customer. On May 8, 2023, the Company and the customer agreed to release the Company from the indemnification agreement in exchange for $3.9 million.

Note 15—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2024 and 2023, there were no amounts outstanding under this facility. In fiscal 2024, fiscal 2023, and fiscal 2022, IDT Telecom borrowed and repaid an aggregate of $32.9 million, $27.4 million, and $2.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2024 and 2023, IDT Telecom was in compliance with all of the covenants.

In the first quarter of fiscal 2025 through October 7, 2024, IDT Telecom borrowed and repaid an aggregate of $14.2 million under the facility.

Note 16—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2024	2023
Carrier minutes termination	$18,301	$20,675
Regulatory fees and taxes	44,020	43,302
Compensation costs	18,994	18,858
Maintenance and support	1,637	3,434
Commissions	6,128	4,164
Legal and professional fees	3,539	8,751
Other	10,557	11,612
TOTAL	$103,176	$110,796

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

Year ended July 31 (in thousands)	2024	2023	2022
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$429	$281	$191

Note 18—Other Expense, Net

Other expense, net consists of the following:

Year ended July 31 (in thousands)	2024	2023	2022
Foreign currency transaction (losses) gains	$(3,787)	$3,353	$(1,742)
Equity in net loss of investee	(3,463)	(3,095)	(2,951)
Gains (losses) on investments	229	(2,613)	(19,248)
Other	(591)	(728)	(1,411)
TOTAL	$(7,612)	$(3,083)	$(25,352)

Note 19—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2024	2023	2022
Domestic	$56,316	$48,036	$25,025
Foreign	5,594	12,771	9,858
INCOME BEFORE INCOME TAXES	$61,910	$60,807	$34,883

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2024	2023
Deferred income tax assets:
Bad debt reserve	$1,588	$1,117
Accrued expenses	2,897	4,825
Stock options and restricted stock	929	361
Charitable contributions	754	724
Depreciation	70	(585)
Unrealized gain	5,405	4,407
Net operating loss	36,967	23,870
Total deferred income tax assets	48,610	34,719
Valuation allowance	(13,602)	(10,618)
NET DEFERRED INCOME TAX ASSETS	$35,008	$24,101

The (provision for) benefit from income taxes consist of the following:

Year ended July 31 (in thousands)	2024	2023	2022
Current:
Federal	$(38)	$(47)	$(45)
State and local	(2,716)	(1,511)	(863)
Foreign	(724)	(1,275)	(729)
	(3,478)	(2,833)	(1,637)
Deferred:
Federal	9,725	(14,340)	(2,596)
State and local	(261)	16	(19)
Foreign	368	716	(1,626)
	9,832	(13,608)	(4,241)
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$6,354	$(16,441)	$(5,878)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2024	2023	2022
U.S. federal income tax at statutory rate	$(13,001)	$(12,770)	$(7,325)
Valuation allowance	2,984	970	1,147
Foreign tax rate differential	(1,636)	(1,068)	(1,059)
Nondeductible expenses	(1,159)	(1,767)	2,044
Revaluation of existing foreign attributes	(2,886)	—	—
Prior year benefit	23,622	—	—
State and local income tax, net of federal benefit	(1,855)	(1,181)	(686)
Other	285	(625)	1
BENEFIT FROM (PROVISION FOR) INCOME TAXES	$6,354	$(16,441)	$(5,878)

The Company’s cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets and consisted of approximately $297 million at July 31, 2024. The Company has concluded that the earnings remain permanently reinvested.

At July 31, 2024, the Company had U.S. federal net operating loss carryforwards of approximately $86 million. These loss carryforwards are available to offset future U.S. federal taxable income. U.S. federal net operating loss carryforwards of $83 million expire in fiscal 2028 through fiscal 2038, and $3 million do not expire. The Company has foreign net operating loss carryforwards of approximately $74 million, of which approximately $63 million does not expire, approximately $10 million expires in two to ten years, and approximately $1 million expires in twenty years. These foreign loss carryforwards are available to offset future taxable income in the countries in which the losses were incurred. The Company’s subsidiary, net2phone, has additional U.S. federal net operating loss carryforwards of approximately $11 million, which will expire through fiscal 2027. With the reacquisition of net2phone by the Company in March 2006, its losses were limited under Internal Revenue Code (“IRC”) Section 382 to approximately $7 million per year. In fiscal 2024, the Company had an IRC Section 382 study conducted on the reacquisition and the limitation was adjusted to $9 million per year. The Company recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024. The net operating loss carryforwards do not include any excess benefits related to stock options or restricted stock.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2024
Reserves deducted from deferred income taxes, net:
Valuation allowance	$10,618	$2,984	$—	$13,602
2023
Reserves deducted from deferred income taxes, net:
Valuation allowance	$11,588	$2,537	$(3,507)	$10,618
2022
Reserves deducted from deferred income taxes, net:
Valuation allowance	$11,540	$48	$—	$11,588

In fiscal 2024, the Company increased the valuation allowance by $3.0 million, which included the establishment of a valuation allowance of $3.5 million for deferred income tax assets that were not more likely than not going to be utilized prior to expiration, net of a decrease of $0.2 million due to the utilization or disposal of previously valued deferred income tax assets and a release of $0.3 million for profitability in the United Kingdom.

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

At July 31, 2024 and 2023, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2024, fiscal 2023, and fiscal 2022. At July 31, 2024, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2024, fiscal 2023, and fiscal 2022, the Company did not record any interest and penalties on income taxes. At July 31, 2024 and 2023, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2021 to fiscal 2024, state and local tax returns generally for fiscal 2020 to fiscal 2024, and foreign tax returns generally for fiscal 2020 to fiscal 2024.

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

Dividend Payments

In March 2024, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share on the Company’s Class A and Class B common stock. In fiscal 2024, the Company paid aggregate cash dividends of $2.5 million on its Class A and Class B common stock.

In September 2024, the Company’s Board of Directors declared a dividend of $0.05 per share to holders of the Company’s Class A and Class B common stock. The dividend was paid on October 7, 2024 to stockholders of record as of the close of business on September 30, 2024.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. The Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2024, the Company repurchased 298,421 shares of Class B common stock for an aggregate purchase price of $9.1 million. In fiscal 2023, the Company repurchased 511,546 shares of Class B common stock for an aggregate purchase price of $13.1 million. In fiscal 2022, the Company repurchased 554,744 shares of Class B common stock for an aggregate purchase price of $13.4 million. At July 31, 2024, 4.4 million shares remained available for repurchase under the stock repurchase program.

In the first quarter of fiscal 2025 through October 7, 2024, the Company repurchased 37,714 shares of its Class B common stock for an aggregate purchase price of $1.3 million.

In fiscal 2024, fiscal 2023, and fiscal 2022, the Company paid $1.5 million, $0.8 million, and $9.0 million, respectively, to repurchase 41,994; 28,227; and 200,438; respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”), the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Exchange of NRS Equity for Shares of the Company’s Class B Common Stock and Cash

In June 2024, the Company initiated a tender offer to purchase 10% of each qualified holder’s outstanding DSUs of NRS in exchange for cash or shares of the Company’s Class B common stock. In July 2024, certain qualified holders tendered and sold an aggregate of 199,687 NRS DSUs to the Company, and, as a condition of the tender offer, each DSU seller granted to the Company an option, exercisable in the Company’s sole discretion for a period of one year, to purchase an additional aggregate 199,687 DSUs at the same purchase price. In addition, in July 2024, certain holders of NRS DSUs and shares of NRS’ Class B common stock sold an aggregate of 10,000 NRS DSUs and 142,500 shares of NRS’ Class B common stock to the Company, and, each of these sellers granted to the Company an option, exercisable in the Company’s sole discretion for a period of one year, to purchase an additional aggregate 10,000 NRS DSUs and 142,500 shares of NRS’ Class B common stock with the purchase price to be paid in shares of the Company’s Class B common stock with a value based on an average closing price of the Company’s Class B common stock at the time of the exercise notice. The NRS DSUs and shares in the exchange represented an aggregate of 0.2% of NRS’ outstanding capital stock on a fully diluted basis. The NRS DSUs and shares were exchanged for an aggregate of 13,042 and 12,094 shares of the Company’s Class B common stock that were issued in July 2024 and August 2024, respectively, and cash of $0.1 million, with an aggregate value of $1.0 million based on agreed-upon valuations of the NRS DSUs and NRS Class B common stock and the market value of the Company’s Class B common stock at the time of issuance. The Company accounted for the exchange of NRS’ Class B common stock for shares of the Company’s Class B common stock as an equity transaction and recorded a decrease in “Noncontrolling interests” and an increase in “Additional paid-in capital” of $13,000, based on the carrying amount of the 0.09% noncontrolling interest in NRS. The Company accounted for the exchange of NRS’ DSUs for shares of the Company’s Class B common stock and cash as compensation expense and recorded stock-based compensation expense of $0.5 million based on the closing price of the shares of the Company’s Class B common stock on the date prior to the date that the shares were issued plus the cash paid.

In January 2024, three management employees of NRS exchanged shares of NRS’ Class B common stock that they held for shares of the Company’s Class B common stock with an equal value. The NRS shares in the exchange represented an aggregate of 1.25% of NRS’ outstanding shares (1.21% on a fully diluted basis), which were exchanged for an aggregate of 192,433 shares of the Company’s Class B common stock. The Company accounted for the exchange as an equity transaction and recorded a decrease in “Noncontrolling interests” and an increase in “Additional paid-in capital” of $0.1 million, based on the carrying amount of the 1.25% noncontrolling interest in NRS.

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

Note 21—Stock-Based Compensation

2024 Equity Incentive Plan

On December 13, 2023, the Company’s stockholders approved the adoption of the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), which is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, DSUs, and restricted stock, from and after September 16, 2024. At July 31, 2024, the Company had 250,000 shares of Class B common stock reserved for the grant of awards under the 2024 Plan, all of which were available for future grants.

2015 Stock Option and Incentive Plan

The 2015 Stock Option and Incentive Plan (the “2015 Plan”) was intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, limited rights, DSUs, and restricted stock. The 2015 Plan expired on September 16, 2024. In fiscal 2024, fiscal 2023, and fiscal 2022, the Company’s stockholders approved amendments to the 2015 Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 250,000; 50,000; and 175,000 shares, respectively.

Stock Options

Option awards have generally been granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and had ten-year contractual terms. No option awards were granted in fiscal 2024, fiscal 2023, or fiscal 2022. When issued, the fair value of stock options is estimated on the date of the grant using a Black-Scholes valuation model. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock-based payments granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2023	12	$13.72
Granted	—	—
Exercised	(12)	(13.72)
Cancelled / Forfeited	—	—
OUTSTANDING AT JULY 31, 2024	—	$—	—	$—
EXERCISABLE AT JULY 31, 2024	—	$—	—	$—

In fiscal 2024, fiscal 2023, and fiscal 2022, the Company received cash from the exercise of stock options of $0.2 million, $0.2 million, and $0.1 million, respectively, for which the Company issued 12,500; 12,500; and 10,000 shares, respectively, of its Class B common stock. In addition, in April 2022, Howard S. Jonas exercised stock options for 1.0 million shares of the Company’s Class B common stock that were granted on May 2, 2017. The exercise price of these options was $14.93 per share and the expiration date was May 1, 2022. Mr. Jonas used 528,635 shares of the Company’s Class B common stock with a value of $14.9 million to pay the aggregate exercise price of the options. Mr. Jonas tendered 137,364 shares of the Company’s Class B common stock with a value of $3.9 million to satisfy a portion of his tax obligations in connection with his stock option exercises.

The total intrinsic value of options exercised during fiscal 2024, fiscal 2023, and fiscal 2022 was $0.1 million, $0.2 million, and $19.7 million, respectively. At July 31, 2024, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested restricted shares at July 31, 2023	25	$19.09
Granted	25	34.92
Vested	(18)	(37.33)
Forfeited	(1)	(31.80)
NON-VESTED RESTRICTED SHARES AT JULY 31, 2024	31	$21.50

There are 24,000 non-vested restricted shares at July 31, 2024 included in the table above that will vest on February 25, 2025 only if the Company’s Class B common stock closes above $50 per share for ten consecutive trading days prior to February 25, 2025, otherwise the 24,000 restricted shares will be forfeited.

At July 31, 2024, there was $0.3 million of total unrecognized compensation cost related to non-vested restricted shares, which is expected to be recognized over a weighted-average period of 0.9 years. The total grant date fair value of shares vested in fiscal 2024, fiscal 2023, and fiscal 2022 was $0.7 million, $0.5 million, and $1.0 million, respectively.

Deferred Stock Units Equity Incentive Programs

On November 30, 2022, the Company adopted an equity incentive program (under the 2015 Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares that will be issuable on each vesting date will vary between 50% to 200% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On February 21, 2024 and on May 17, 2023, in accordance with the program and based on certain elections made by grantees, the Company issued 53,706 and 41,945 shares, respectively, of its Class B common stock for vested DSUs. Subject to continued full time employment or other services to the Company, the remaining 147,540 DSUs are scheduled to vest on February 25, 2025, the final vesting date under the program. The Company estimated that the fair value of the DSUs on the date of grants was an aggregate of $5.4 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2025. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs.

The Company had a prior equity incentive program in the form of DSUs that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. On January 5, 2022, the Company issued 301,296 shares of its Class B common stock in respect of vested DSUs.

Effective as of September 21, 2020, the Company granted 4,000 DSUs that were not included in the program described above, which upon vesting, entitled the grantee to receive shares of the Company’s Class B common stock. In fiscal 2024, fiscal 2023, and fiscal 2022, the Company issued 1,333, 1,333, and 1,334 shares, respectively, of its Class B common stock in respect of the vesting of these DSUs.

A summary of the status of the Company’s grants of DSUs is presented below:

	Number of Non-vested DSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested shares at July 31, 2023	165	$27.38
Granted	25	33.64
Vested	(40)	(26.03)
Forfeited	(2)	(28.67)
NON-VESTED SHARES AT JULY 31, 2024	148	$28.79

At July 31, 2024, there was $0.6 million of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.4 years. The total grant date fair value of DSUs vested in fiscal 2024, fiscal 2023, and fiscal 2022 was $1.1 million, $0.9 million, and $1.6 million, respectively.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants, including 23,500 DSUs that, upon vesting, represent the right to receive shares of the Company’s Class B common stock (which are included in the DSU table above), and 50,000 shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In fiscal 2024, two of these milestones were achieved, for which the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in fiscal 2024 with an issue date value of $1.5 million, and the Company will issue an additional 39,155 shares of its Class B common stock in the first quarter of fiscal 2025. In fiscal 2024, the Company recorded aggregate stock-based compensation expense of $4.1 million related to these equity grants and the contingent bonus, which is included in “Selling, general and administrative expense” in the accompanying consolidated statements of income.

Stock Issued to an Employee

In fiscal 2023, the Company granted 15,000 shares of its Class B common stock to an employee. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $0.4 million for this grant, which was the fair value of the shares on the grant date.

NRS Restricted Common Stock

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock representing 1.2% of its outstanding capital stock on a fully diluted basis were granted to certain NRS employees. The restrictions on the shares will lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026, and June 1, 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. At July 31, 2024, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.9 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

In connection with the vesting of the restricted shares of NRS Class B common stock on June 1, 2024, the Company repurchased a portion of the shares representing an aggregate of 0.17% of the outstanding shares of NRS with an aggregate fair value of $0.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock. The fair value per share of the NRS Class B common stock was based on a valuation of the total equity of NRS using a market approach and income approach. The Company recorded a decrease in “Noncontrolling interests” of $21,000 and a decrease in “Additional paid-in capital” of $0.6 million, and an offsetting income tax withholding liability of $0.6 million.

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

net2phone 2.0, Inc. Restricted Common Stock

On December 31, 2020, a compensatory arrangement with each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received 0.5 million restricted shares of net2phone 2.0’s Class B common stock, which represented an aggregate of 10% of net2phone 2.0’s issued and outstanding common stock at the time of the grant. The shares entitle each grantee to proceeds only on a sale, spin-off, initial public offering, or other monetization of net2phone 2.0 and have protection from dilution for the first $15 million invested in net2phone 2.0 following the grant. In January 2024, the restrictions lapsed on these restricted shares. In addition, in January 2024, Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock in connection with the agreement described above. The Company repurchased a portion of these shares representing an aggregate of 4.5% of the outstanding shares of net2phone 2.0 with an aggregate fair value of $3.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock or the grant of shares. The fair value per share of the net2phone 2.0 Class B common stock was based on a valuation of the business enterprise using a market approach and income approach. The Company recorded an increase in “Noncontrolling interests” of $53,000 and a decrease in “Additional paid-in capital” of $3.61 million, and an offsetting income tax withholding liability of $3.6 million.

Note 22—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

(in thousands)	Unrealized loss on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at July 31, 2021	$(9)	$(10,174)	$(10,183)
Other comprehensive loss attributable to IDT Corporation	(537)	(585)	(1,122)
Balance at July 31, 2022	(546)	(10,759)	(11,305)
Other comprehensive loss attributable to IDT Corporation	(99)	(5,788)	(5,887)
Balance at July 31, 2023	(645)	(16,547)	(17,192)
Other comprehensive income (loss) attributable to IDT Corporation	265	(1,215)	(950)
BALANCE AT JULY 31, 2024	$(380)	$(17,762)	$(18,142)

Note 23—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. The trial was held in August and December 2022, and closing arguments were presented on May 3, 2023. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On July 22, 2024, oral argument was held in the Court of Chancery of the State of Delaware on the issue of attorney’s fees sought by plaintiff’s counsel against Howard S. Jonas. The parties are awaiting the final order from the court. The plaintiffs will have 30 days from entry of the final order to file an appeal.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At July 31, 2024 and 2023, the Company’s accrued expenses included $25.9 million and $26.8 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At July 31, 2024, the Company had purchase commitments of $2.9 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2024 and 2023, the Company had aggregate performance bonds outstanding of $32.4 million and $27.1 million, respectively. The increase in the performance bonds was due to increased money remittance transactions in fiscal 2024 compared to prior years.

Note 24—Related Party Transactions

Rafael Holdings, Inc.

In connection with the spin-off of Rafael in March 2018, the Company and Rafael entered into a Transition Services Agreement pursuant to which certain administrative and other services are provided by the Company and Rafael. The Company charged Rafael $0.3 million in each of fiscal 2024, fiscal 2023, and fiscal 2022 for services provided, net of the amounts charged by Rafael to the Company. At both July 31, 2024 and 2023, other current assets reported in the Company’s consolidated balance sheets included net receivable from Rafael of $0.1 million.

See Note 4 regarding the Company’s office lease arrangements with Rafael.

Genie Energy Ltd.

The Company entered into a Transition Services Agreement with Genie Energy Ltd. (“Genie”) prior to the spin-off of Genie in October 2011, which provides for certain services to be performed by the Company and Genie. The Company charged Genie $0.9 million, $1.2 million, and $1.3 million in fiscal 2024, fiscal 2023, and fiscal 2022, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At July 31, 2024 and 2023, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.3 million and $0.2 million, respectively.

Other Related Party Transactions

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard S. Jonas. Billings for such services were $1,300; $2,000; and $2,000 in fiscal 2024, fiscal 2023, and fiscal 2022, respectively. The balance owed to the Company by Jonas Media Group was $5,300 and $4,000 as of July 31, 2024 and 2023, respectively.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce J. Mason, the Company’s General Counsel, and brother-in-law of Howard S. Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $57,000 in fiscal 2024, $62,000 in fiscal 2023, and $76,000 in fiscal 2022. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason.

IDT DT leases space in a building in the Bronx, New York that is owned by a limited liability company that is jointly owned by Howard S. Jonas and Shmuel Jonas. The annual rent is $18,600.

The Company had loans receivable from employees aggregating $0.5 million and $0.5 million at July 31, 2024 and 2023, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 25—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The plan permits discretionary matching contributions to be granted as of December 31 of each year. All contributions made by participants vest immediately into the participant’s account. In fiscal 2024, fiscal 2023, and fiscal 2022, the Company’s expense related to the plan was $1.0 million, $1.1 million, and $1.0 million, respectively. The Company’s Class A common stock and Class B common stock are not investment options for the plan’s participants.

