Form 10-Q
period 2024-10-31
IDT CORP
filed 2024-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 5, 2024, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,674,859 shares outstanding (excluding 4,555,007 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	October 31, 2024	July 31, 2024
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$148,019	$164,557
Restricted cash and cash equivalents	95,194	90,899
Debt securities	27,274	23,438
Equity investments	5,071	5,009
Trade accounts receivable, net of allowance for credit losses of $6,634 at October 31, 2024 and $6,352 at July 31, 2024	41,566	42,215
Settlement assets, net of reserve of $1,903 at October 31, 2024 and $1,866 at July 31, 2024	25,245	22,186
Disbursement prefunding	52,041	30,736
Prepaid expenses	12,686	17,558
Other current assets	24,627	25,927

Total current assets	431,723	422,525
Property, plant, and equipment, net	38,944	38,652
Goodwill	26,309	26,288
Other intangibles, net	5,947	6,285
Equity investments	7,092	6,518
Operating lease right-of-use assets	3,101	3,273
Deferred income tax assets, net	29,523	35,008
Other assets	11,995	11,546

Total assets	$554,634	$550,095

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$23,647	$24,773
Accrued expenses	92,821	103,176
Deferred revenue	29,321	30,364
Customer funds deposits	94,951	91,893
Settlement liabilities	12,710	12,764
Other current liabilities	16,373	16,374

Total current liabilities	269,823	279,344
Operating lease liabilities	1,566	1,533
Other liabilities	1,058	2,662

Total liabilities	272,447	283,539
Commitments and contingencies
Redeemable noncontrolling interest	11,039	10,901
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2024 and July 31, 2024	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,229 and 28,177 shares issued and 23,674 and 23,684 shares outstanding at October 31, 2024 and July 31, 2024, respectively	282	282
Additional paid-in capital	305,918	303,510
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,555 and 4,493 shares of Class B common stock at October 31, 2024 and July 31, 2024, respectively	(128,512)	(126,080)
Accumulated other comprehensive loss	(19,709)	(18,142)
Retained earnings	102,568	86,580

Total IDT Corporation stockholders’ equity	260,580	246,183
Noncontrolling interests	10,568	9,472

Total equity	271,148	255,655

Total liabilities, redeemable noncontrolling interest, and equity	$554,634	$550,095

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended October 31,
	2024	2023
	(in thousands, except per share data)

Revenues	$309,566	$301,205
Direct cost of revenues	201,939	207,211

Gross profit	107,627	93,994
Operating expenses (gain):
Selling, general and administrative (i)	71,051	64,378
Technology and development (i)	12,759	12,410
Severance	177	525
Other operating gain, net (see Note 10)	—	(484)

Total operating expenses	83,987	76,829

Income from operations	23,640	17,165
Interest income, net	1,428	844
Other expense, net	(283)	(5,586)

Income before income taxes	24,785	12,423
Provision for income taxes	(6,302)	(3,947)

Net income	18,483	8,476
Net income attributable to noncontrolling interests	(1,234)	(817)

Net income attributable to IDT Corporation	$17,249	$7,659

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.68	$0.30
Diluted	$0.68	$0.30

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,204	25,178
Diluted	25,363	25,277

(i) Stock-based compensation included in:

Selling, general and administrative expense	$834	$641
Technology and development expense	$78	$130

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Net income	$18,483	$8,476
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	56	(66)
Foreign currency translation adjustments	(1,623)	631

Other comprehensive (loss) income	(1,567)	565

Comprehensive income	16,916	9,041
Comprehensive income attributable to noncontrolling interests	(1,234)	(817)

Comprehensive income attributable to IDT Corporation	$15,682	$8,224

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended October 31, 2024 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2024	$33	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655
Dividends declared ($0.05 per share)	—	—	—	—	—	(1,261)	—	(1,261)
Repurchases of Class B common stock through repurchase program	—	—	—	(1,339)	—	—	—	(1,339)
Restricted Class B common stock purchased from employees	—	—	—	(1,093)	—	—	—	(1,093)
Stock issued to an executive officer for bonus payment	—	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	—	584	—	—	—	—	584
Other comprehensive loss	—	—	—	—	(1,567)	—	—	(1,567)
Net income	—	—	—	—	—	17,249	1,096	18,345
BALANCE AT OCTOBER 31, 2024	$33	$282	$305,918	$(128,512)	$(19,709)	$102,568	$10,568	$271,148

	Three Months Ended October 31, 2023 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2023	$33	$279	$301,408	$(115,461)	$(17,192)	$24,662	$6,267	$199,996
Exercise of stock options	—	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	(2,836)	—	—	—	(2,836)
Restricted Class B common stock purchased from employees	—	—	—	(15)	—	—	—	(15)
Stock-based compensation	—	—	771	—	—	—	—	771
Distributions to noncontrolling interests	—	—	—	—	—	—	(55)	(55)
Other comprehensive income	—	—	—	—	565	—	—	565
Net income	—	—	—	—	—	7,659	710	8,369
BALANCE AT OCTOBER 31, 2023	$33	$279	$302,351	$(118,312)	$(16,627)	$32,321	$6,922	$206,967

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Operating activities
Net income	$18,483	$8,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,241	5,047
Deferred income taxes	5,485	3,561
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	1,002	759
Stock-based compensation	912	771
Other	692	2,425
Changes in assets and liabilities:
Trade accounts receivable	(200)	(4,572)
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	(20,380)	8,250
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(12,771)	(6,285)
Customer funds deposits	2,810	(3,017)
Deferred revenue	(1,110)	(540)
Net cash provided by operating activities	164	14,875
Investing activities
Capital expenditures	(5,278)	(4,322)
Purchase of convertible preferred stock in equity method investment	(673)	(672)
Purchases of debt securities and equity investments	(12,669)	(7,750)
Proceeds from maturities and sales of debt securities and redemption of equity investments	9,878	17,067
Net cash (used in) provided by investing activities	(8,742)	4,323
Financing activities
Dividends paid	(1,261)	—
Distributions to noncontrolling interests	—	(55)
Proceeds from borrowings under revolving credit facility	14,243	30,315
Repayment of borrowings under revolving credit facility	(14,243)	(30,315)
Proceeds from exercise of stock options	—	172
Repurchases of Class B common stock	(2,432)	(2,851)

Net cash used in financing activities	(3,693)	(2,734)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	28	(6,834)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(12,243)	9,630
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	255,456	198,823
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$243,213	$208,453

Supplemental Schedule of Non-Cash Financing Activities
Shares of the Company’s Class B common stock issued to an executive officer for bonus payment	$1,824	$—

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. The balance sheet at July 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2025 refers to the fiscal year ending July 31, 2025).

As of October 31, 2024, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.5% of the outstanding shares of National Retail Solutions (“NRS”). On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.3% of the equity of net2phone 2.0 and 79.3% of NRS.

Reclassifications

From and after August 1, 2024, the Company reclassified certain customer funds for pending money transfers in its consolidated financial statements. In the consolidated balance sheet at July 31, 2024, $8.9 million previously included in “Settlement liabilities” was reclassified to “Customer funds deposits,” and in the consolidated statements of cash flows in the three months ended October 31, 2023, cash used for “Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities” of $0.7 million was reclassified to cash used for “Customer funds deposits”. These amounts were reclassified to conform to the current year’s presentation.

From and after February 1, 2024, the Company reclassified most of its technology and development expenses from “Selling, general and administrative” expense to a new “Technology and development” expense caption in the consolidated statements of income and reclassified an amount that was immaterial in all periods to “Direct cost of revenues.” The following table shows the amounts that were reclassified in the three months ended October 31, 2023 to conform to the current period’s presentation:

(in thousands)
Selling, general and administrative expense reclassified to:

Direct cost of revenues	$434
Technology and development expenses	$12,410

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

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”) that processes disbursement payments, and IDT Financial Services Limited (“IDT Financial Services”), the Company’s Gibraltar-based bank.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2024
Revenues	$30,362	$37,070	$21,620	$220,514	$—	$309,566
Income (loss) from operations	6,613	3,236	999	15,672	(2,880)	23,640
Depreciation and amortization	(960)	(735)	(1,557)	(1,972)	(17)	(5,241)

Three Months Ended October 31, 2023
Revenues	$23,995	$26,563	$19,927	$$230,720	$—	$301,205
Income (loss) from operations	5,460	(1,383)	(7)	15,406	(2,311)	17,165
Depreciation and amortization	(735)	(693)	(1,440)	(2,148)	(31)	(5,047)

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers, primarily through the provision of retail telecommunications and payment offerings as well as wholesale international voice and SMS termination. BOSS Money, NRS, and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. BOSS Money’s and NRS’ revenues are primarily recognized at a point in time, and net2phone’s revenue is mainly recognized over time. Traditional Communications’ offerings are mostly minute-based, paid-voice communications services, and revenue is primarily recognized at a point in time. The Company’s most significant revenue streams are from IDT Digital Payments, BOSS Revolution, and IDT Global. IDT Digital Payments and BOSS Revolution are sold direct-to-consumer and through distributors and retailers.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
National Retail Solutions	$30,362	$23,995
BOSS Money	33,693	24,239
Other	3,377	2,324
Total Fintech	37,070	26,563

net2phone	21,620	19,927
IDT Digital Payments	105,119	100,038
BOSS Revolution	56,842	71,170
IDT Global	52,375	52,034
Other	6,178	7,478

Total Traditional Communications	220,514	230,720
Total	$309,566	$301,205

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2024
United States	$30,362	$35,889	$12,293	$165,221	$243,765
Outside the United States:
United Kingdom	—	—	—	47,957	47,957
Other	—	1,181	9,327	7,336	17,844

Total outside the United States	—	1,181	9,327	55,293	65,801

Total	$30,362	$37,070	$21,620	$220,514	$309,566

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2023
United States	$23,995	$25,834	$10,688	$163,068	$223,585
Outside the United States:
United Kingdom	—	—	—	58,843	58,843
Other	—	729	9,239	8,809	18,777

Total outside the United States	—	729	9,239	67,652	77,620

Total	$23,995	$26,563	$19,927	$230,720	$301,205

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of October 31, 2024. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending October 31:
2025	$6,920	$39,399	$46,319
2026	5,743	19,095	24,838
Thereafter	5,545	7,284	12,829

Total	$18,208	$65,778	$83,986

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$13,600	$16,089

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31, 2024	July 31, 2024
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$4,948	$4,823
Deferred customer contract acquisition costs included in “Other assets”	4,549	4,276

Total	$9,497	$9,099

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,498	$1,215

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Operating lease cost	$601	$758
Short-term lease cost	258	326

Total lease cost	$859	$1,084

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$614	$791

	October 31, 2024	July 31, 2024
Weighted-average remaining lease term-operating leases	2.5 years	2.6 years
Weighted-average discount rate-operating leases	5.7%	5.6%

In the three months ended October 31, 2024 and 2023, the Company obtained right-of-use assets of $0.4 million and $0.1 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	October 31, 2024	July 31, 2024
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$1,640	$1,866
Operating lease liabilities included in noncurrent liabilities	1,566	1,533

Total	$3,206	$3,399

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending October 31:
2025	$1,768
2026	801
2027	500
2028	198
2029	186
Thereafter	15
Total lease payments	3,468
Less imputed interest	(262)
Total operating lease liabilities	$3,206

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equals the total of the same amounts reported in the consolidated statements of cash flows:

	October 31, 2024	July 31, 2024
	(in thousands)
Cash and cash equivalents	$148,019	$164,557
Restricted cash and cash equivalents	95,194	90,899

Total cash, cash equivalents, and restricted cash and cash equivalents	$243,213	$255,456

Restricted cash and cash equivalents included the following:

	October 31, 2024	July 31, 2024
	(in thousands)
IDT Financial Services (Gibraltar)	$79,747	$83,284
Disbursement payments VIE	15,289	7,426
Other	158	189

Total restricted cash and cash equivalents	$95,194	$90,899

Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction. In addition, the VIE is contractually required to use customer funds only for the customers’ pending money disbursements.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2024:
U.S. Treasury bills and notes	$20,568	$16	$(52)	$20,532
Government sponsored enterprise notes	3,342	1	—	3,343
Corporate bonds	3,688	1	(290)	3,399

Total	$27,598	$18	$(342)	$27,274

July 31, 2024:
U.S. Treasury bills and notes	$16,641	$10	$(66)	$16,585
Government sponsored enterprise notes	3,356	—	(3)	3,353
Corporate bonds	3,821	1	(322)	3,500

Total	$23,818	$11	$(391)	$23,438

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of October 31, 2024, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of October 31, 2024 and July 31, 2024, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $9.9 million and $17.1 million in the three months ended October 31, 2024 and 2023, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2024 and 2023. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

  The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2024 were as follows:

Fair Value
(in thousands)
Within one year	$20,752
After one year through five years	5,562
After five years through ten years	923
After ten years	37

Total	$27,274

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2024:
U.S. Treasury bills and notes	$52	$11,915
Corporate bonds	290	3,280

Total	$342	$15,195

July 31, 2024:
U.S. Treasury bills and notes	$66	$12,936
Government sponsored enterprise notes	3	2,634
Corporate bonds	322	3,310

Total	$391	$18,880

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2024:
U.S. Treasury bills and notes	$42	$2,306
Corporate bonds	275	3,108

Total	$317	$5,414

July 31, 2024:
U.S. Treasury bills and notes	$60	$4,827
Corporate bonds	307	3,209

Total	$367	$8,036

Note 7—Equity Investments

Equity investments consist of the following:

	October 31, 2024	July 31, 2024
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2024 and July 31, 2024	$130	$153
Rafael Holdings, Inc. Class B common stock, 278,810 shares at October 31, 2024 and July 31, 2024	516	416
Other marketable equity securities	53	70
Fixed income mutual funds	4,372	4,370

Current equity investments	$5,071	$5,009

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$758	$695
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	877
Convertible preferred stock—equity method investment	1,231	1,338
Hedge funds	2,878	2,883
Other	2,225	725
Noncurrent equity investments	$7,092	$6,518

Howard S. Jonas, the Chairman of the Company and the Chairman of the Company’s Board of Directors is also the Vice-Chairman of the Board of Directors of Zedge, Inc. and the Chairman of the Board of Directors and Executive Chairman of Rafael Holdings, Inc.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services received 1,830 shares of Visa Series C Preferred among other consideration. In July 2024, in connection with Visa’s mandatory release assessment, the Company received 33 shares of Visa’s Series A Preferred. In August 2024, the 33 shares of Visa Series A Preferred were converted into 3,300 shares of Visa Class A common stock, which the Company sold for $0.9 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$964	$1,632
Adjustment for observable transactions involving a similar investment from the same issuer	63	(14)
Upward adjustment	—	129
Impairments	—	—

Balance, end of the period	$1,027	$1,747

The Company adjusted the carrying value of the shares of Visa Series C Preferred it held based on the fair value of Visa Class A common stock, including a discount for lack of current marketability, which is classified as “Adjustment for observable transactions involving a similar investment from the same issuer” in the table above. The Certificate of Designation with respect to the shares of Visa Series C Preferred restricts the transferability of the shares, there is no public market for the shares, and none is expected to develop. The shares become fully convertible into shares of Visa Class A common stock in June 2028. In addition, in the three months ended October 31, 2023, in connection with the acquisition of Regal Bancorp by SR Bancorp, the Company adjusted the carrying value of its shares of Regal Bancorp common stock.

Unrealized gains (losses) for all equity investments measured at fair value included the following:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Net gains (losses) recognized during the period on equity investments	$378	$(917)
Plus: net loss recognized during the period on equity investment sold during the period	2	—

Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$380	$(917)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Unrealized gains (losses) recognized during the period on equity investments:

Rafael Class B common stock	$100	$(62)

Zedge Class B common stock	$(23)	$(8)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of both October 31, 2024 and July 31, 2024, the Company’s ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

In both the three months ended October 31, 2024 and 2023, each of the EMI’s shareholders, including the Company, purchased additional shares of the EMI’s convertible preferred stock. At October 31, 2024, the Company was committed to purchase additional shares of the EMI’s convertible preferred stock in January 2025 for $0.3 million.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$1,338	$2,784
Purchase of convertible preferred stock	673	672
Equity in the net loss of investee	(438)	(670)
Amortization of equity method basis difference	(342)	(342)

Balance, end of period	$1,231	$2,444

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2024
Debt securities	$20,532	$6,742	$—	$27,274
Equity investments included in current assets	5,071	—	—	5,071
Equity investments included in noncurrent assets	—	2,000	758	2,758

Total	$25,603	$8,742	$758	$35,103

Acquisition consideration included in:
Other current liabilities	$—	$—	$(290)	$(290)
Other noncurrent liabilities	—	—	(616)	(616)

Total	$—	$—	$(906)	$(906)

July 31, 2024
Debt securities	$16,585	$6,853	$—	$23,438
Equity investments included in current assets	5,009	—	—	5,009
Equity investments included in noncurrent assets	—	1,377	695	2,072

Total	$21,594	$8,230	$695	$30,519

Acquisition consideration included in:
Other current liabilities	$—	$—	$(222)	$(222)
Other noncurrent liabilities	—	—	(684)	(684)

Total	$—	$—	$(906)	$(906)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At both October 31, 2024 and July 31, 2024, the Company had $2.9 million in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$695	$1,263
Total gain (loss) included in “Other expense, net”	63	(14)

Balance, end of period	$758	$1,249

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Balance, beginning of period	$906	$4,805
Payments	—	(214)
Total gain included in
“Foreign currency translation adjustment”	—	(3)

Balance, end of period	$906	$4,588

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At October 31, 2024 and July 31, 2024, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2024 and July 31, 2024, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

The Company is the primary beneficiary of a VIE that processes disbursement payments. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the VIE that could potentially be significant to it. As a result, the Company consolidates the VIE. The Company does not currently own any interest in the VIE and thus the net income incurred by the VIE was attributed to noncontrolling interests in the accompanying consolidated statements of income.

The VIE’s net income and aggregate funding provided by the Company were as follows:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Net income of the VIE	$338	$81

Aggregate funding provided by the Company, net	$55	$114

The VIE’s summarized consolidated balance sheet amounts are as follows:

	October 31, 2024	July 31, 2024
	(in thousands)
Assets:
Cash and equivalents	$3,055	$2,626
Restricted cash	15,289	7,426
Trade accounts receivable, net	127	74
Disbursement prefunding	1,323	2,587
Prepaid expenses	359	258
Other current assets	265	294
Property, plant, and equipment, net	163	179
Other intangibles, net	546	584

Total assets	$21,127	$14,028

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$4
Accrued expenses	160	124
Customer funds deposits	15,882	9,195
Due to the Company	296	241
Accumulated other comprehensive income	14	27
Noncontrolling interests	4,775	4,437

Total liabilities and noncontrolling interests	$21,127	$14,028

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Gain, Net

The following table summarizes the other operating gain, net by business segment:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$—	$(212)
Corporate—Straight Path Communications Inc. class action insurance claims	—	684
Corporate—other	—	12

Total	$—	$484

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three months ended October 31, 2023. In fiscal 2024, the Company received the final payment from its insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2024 and July 31, 2024, there were no amounts outstanding under this facility. In the three months ended October 31, 2024 and 2023, IDT Telecom borrowed and repaid an aggregate of $14.2 million and $30.3 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2024 and July 31, 2024, IDT Telecom was in compliance with all of the covenants.

Note 12—Redeemable Noncontrolling Interest

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

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$138	$107

Note 13—Equity

Dividend Payments

In the three months ended October 31, 2024, the Company paid a cash dividend of $0.05 per share on the Company’s Class A and Class B common stock. In the three months ended October 31, 2024, the Company paid aggregate cash dividends of $1.3 million.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2024, the Company repurchased 37,714 shares of its Class B common stock for an aggregate purchase price of $1.3 million. In the three months ended October 31, 2023, the Company repurchased 125,470 shares of its Class B common stock for an aggregate purchase price of $2.8 million. At October 31, 2024, 4.4 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2024 and 2023, the Company paid $1.1 million and $15,000, respectively, to repurchase 24,290 and 654 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants and a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In October 2024, the Company issued to Mr. Pereira 39,155 shares of its Class B common stock with an issue date value of $1.8 million in connection with the achievement of one of these milestones.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Basic weighted-average number of shares	25,204	25,178
Effect of dilutive securities:
Stock options	—	3
Non-vested restricted Class B common stock	159	96

Diluted weighted-average number of shares	25,363	25,277

There were no shares excluded from the calculation of diluted earnings per share in the three months ended October 31, 2024 and 2023.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2024	$(380)	$(17,762)	$(18,142)
Other comprehensive income (loss) attributable to IDT Corporation	56	(1,623)	(1,567)

Balance, October 31, 2024	$(324)	$(19,385)	$(19,709)

Note 16—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. The trial was held in August and December 2022, and closing arguments were presented on May 3, 2023. On October 3, 2023, the Court of Chancery dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On July 22, 2024, oral argument was held in the Court of Chancery on the issue of attorney’s fees sought by plaintiff’s counsel against Howard S. Jonas. On October 29, 2024, the Court of Chancery issued a Memorandum Opinion denying plaintiff’s counsel’s request for attorney’s fees. The parties are drafting the final order that will be submitted to the Court of Chancery for approval and entry. The plaintiffs will have 30 days from entry of the final order to file an appeal.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At October 31, 2024 and July 31, 2024, the Company’s accrued expenses included $24.4 million and $25.9 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2024, the Company had purchase commitments of $1.3 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2024 and July 31, 2024, the Company had aggregate performance bonds outstanding of $33.2 million $32.4 million, respectively. The increase in the performance bonds was due to increased money remittance transactions in the three months ended October 31, 2024 compared to prior periods.

Note 17—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended October 31,
	2024	2023
	(in thousands)
Foreign currency transaction gains (losses)	$135	$(3,499)
Equity in net loss of investee	(780)	(1,012)
Gains (losses) on investments	378	(917)
Other	(16)	(158)

Total	$(283)	$(5,586)

Note 18—Income Taxes

The Company’s income tax expense in the three months ended October 31, 2024 was based on an effective tax rate of 25.4% compared to 28.2% for fiscal 2024. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses including more detailed information about the types of expenses in commonly presented expense captions. At each interim and annual reporting period, entities will disclose in tabular format disaggregating information about prescribed categories underlying relevant income statement captions, as well as the total amount of selling expense and a description of the composition of its selling expense. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2027. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (or the 2024 Form 10-K) as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our 2024 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our 2024 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

In November 2024, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses including more detailed information about the types of expenses in commonly presented expense captions. At each interim and annual reporting period, entities will disclose in tabular format disaggregating information about prescribed categories underlying relevant income statement captions, as well as the total amount of selling expense and a description of the composition of its selling expense. We will adopt the amendments in this ASU for our fiscal year beginning on August 1, 2027. We are evaluating the impact that this ASU will have on our consolidated financial statements.

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

As of October 31, 2024, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.5% of the outstanding shares of National Retail Solutions, or NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.3% of the equity of net2phone 2.0 and 79.3% of NRS.

Reclassification

From and after February 1, 2024, we reclassified most of our technology and development expenses from “Selling, general and administrative” expense to a new “Technology and development” expense caption in the consolidated statements of income and reclassified an amount that was immaterial in all periods to “Direct cost of revenues.” The following table shows the amounts that were reclassified in the three months ended October 31, 2023 to conform to the current period’s presentation:

(in millions)
Selling, general and administrative expense reclassified to:

Direct cost of revenues	$0.4

Technology and development expenses	$12.4

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

●	for NRS, active point-of-sale, or POS, terminals, payment processing accounts, and recurring revenue,
●	for net2phone, seats and subscription revenue, and
●	for Traditional Communications, minutes of use.

NRS uses two key metrics to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that have not been fully installed by the end of the month. Payment processing accounts are accounts that can generate revenue. It excludes accounts that have been approved but not activated. NRS’ recurring revenue is NRS’ revenue in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, excluding its revenue from POS terminal sales.

net2phone’s cloud communications offerings are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone’s subscription revenue is its revenue in accordance with U.S. GAAP excluding its equipment revenue and revenue generated by a legacy SIP trunking offering in Brazil.

The trends and comparisons between periods for the number of active POS terminals, payment processing accounts, seats served, recurring revenue, and subscription revenue are used in the analysis of NRS’ or net2phone’s revenues and direct cost of revenues and are strong indications of the top-line growth and performance of the business.

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

Three Months Ended October 31, 2024 Compared to Three Months Ended October 31, 2023

National Retail Solutions Segment

NRS, which represented 9.8% and 8.0% of our total revenues in the three months ended October 31, 2024 and 2023, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended October 31,		Change
	2024	2023	$/#	%
	(in millions)
Revenues:
Recurring	$28.9	$22.4	$6.5	29.3%
Other	1.5	1.6	(0.1)	(11.8)

Total revenues	30.4	24.0	6.4	26.5
Direct cost of revenues	(2.8)	(3.2)	(0.4)	(15.2)

Gross profit	27.6	20.8	6.8	33.0
Selling, general and administrative	(19.0)	(13.6)	5.4	39.9
Technology and development	(2.0)	(1.7)	0.3	15.8

Income from operations	$6.6	$5.5	$1.1	21.1%

Gross margin percentage	91.0%	86.6%	4.4%

	October 31,		Change
	2024	2023	#	%
	(in thousands)
Active POS terminals	33.1	27.2	5.9	22%
Payment processing accounts	22.7	17.1	5.6	33%

Revenues. Revenues increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to the decrease in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to increases in sales commissions, employee compensation, legal fees, marketing expense, and bad debt expense. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense increased to 62.6% from 56.7% in the three months ended October 31, 2024 and 2023, respectively.

Technology and Development. Technology and development expense increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to increases in employee compensation and depreciation and amortization expense, partially offset by a decrease in consulting expense.

Fintech Segment

Fintech, which represented 12.0% and 8.8% of our total revenues in the three months ended October 31, 2024 and 2023, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity, or VIE, that processes disbursement payments, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended October 31,		Change
	2024	2023	$/#	%
	(in millions)
Revenues:
BOSS Money	$33.7	$24.3	$9.4	39.0%
Other	3.4	2.3	1.1	45.3

Total revenues	37.1	26.6	10.5	39.6
Direct cost of revenues	(15.5)	(11.8)	3.7	32.2

Gross profit	21.6	14.8	6.8	45.4
Selling, general and administrative	(16.1)	(14.2)	1.9	13.3
Technology and development	(2.3)	(2.0)	0.3	10.8

Income (loss) from operations	$3.2	$(1.4)	$4.6	333.9%

Gross margin percentage	58.2%	55.9%	2.3%

Revenues. Revenues from BOSS Money increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily because of increased transaction volume in BOSS Money’s digital and retail channels. BOSS Money continues to benefit from cross-marketing to BOSS Revolution customers and the expansion of its retail agent network.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to an increase in BOSS Money’s direct cost of revenues, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to increases in debit and credit card processing charges, employee compensation, and bank fees. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 43.3% from 53.3% in the three months ended October 31, 2024 and 2023, respectively.

Technology and Development. Technology and development expense increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to an increase in depreciation and amortization expense, partially offset by a decrease in employee compensation.

net2phone Segment

The net2phone segment, which represented 7.0% and 6.6% of our total revenues in the three months ended October 31, 2024 and 2023, respectively, is comprised of net2phone’s integrated cloud communications and contact center services.

	Three months ended October 31,		Change
	2024	2023	$/#	%
	(in millions)
Revenues:
Subscription	$21.0	$18.5	$2.5	13.4%
Other	0.6	1.4	(0.8)	(55.0)

Total revenues	21.6	19.9	1.7	8.5
Direct cost of revenues	(4.5)	(4.1)	0.4	10.4

Gross profit	17.1	15.8	1.3	8.0
Selling, general and administrative	(13.1)	(13.3)	(0.2)	(0.9)
Technology and development	(3.0)	(2.5)	0.5	15.9

Income (loss) from operations	$1.0	$—	$1.0	nm

Gross margin percentage	79.0%	79.3%	(0.3)%

nm—not meaningful

	October 31,		Change
	2024	2023	#	%
	(in thousands)
Seats served	406	364	42	11%

Revenues. net2phone’s revenues increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 driven primarily by the growth in subscription revenue primarily in the U.S. and Mexico, which reflected the increase in seats served at October 31, 2024 compared to October 31, 2023.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to the increase in revenues, with the largest increase in the U.S. market. net2phone’s focus on mid-sized businesses, multi-channel strategies, and localized offerings generated revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to decreases in marketing expense, employee compensation, and consulting expense, partially offset by an increase in sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 60.8% from 66.6% in the three months ended October 31, 2024 and 2023, respectively.

Technology and Development. Technology and development expense increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to an increase in employee compensation.

Traditional Communications Segment

The Traditional Communications segment, which represented 71.2% and 76.6% of our total revenues in the three months ended October 31, 2024 and 2023, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended October 31,		Change
	2024	2023	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$105.1	$100.0	$5.1	5.1%
BOSS Revolution	56.8	71.2	(14.4)	(20.1)
IDT Global	52.4	52.0	0.4	0.7
Other	6.2	7.5	(1.3)	(17.4)

Total revenues	220.5	230.7	(10.2)	(4.4)
Direct cost of revenues	(179.2)	(188.1)	(8.9)	(4.8)

Gross profit	41.3	42.6	(1.3)	(2.9)
Selling, general and administrative	(19.9)	(20.6)	(0.7)	(2.8)
Technology and development	(5.5)	(6.1)	(0.6)	(9.4)
Severance	(0.2)	(0.5)	(0.3)	(63.7)

Income from operations	$15.7	$15.4	$0.3	1.7%

Gross margin percentage	18.8%	18.4%	0.4%

Minutes of use:
BOSS Revolution	364	496	(132)	(27)%
IDT Global	1,437	1,445	(8)	(1)%

Revenues. Revenues from IDT Digital Payments increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to increases in revenues from the direct-to-consumer and enterprise and wholesale channels, partially offset by a decrease in revenues from the retail channel.

Revenues and minutes of use from BOSS Revolution decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024. BOSS Revolution continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues from IDT Global slightly increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024. Minutes of use from IDT Global slightly decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024. IDT Global’s revenues and minutes of use generally decline each fiscal quarter as communications globally continue to transition away from international voice calling. This trend was accelerated by the impact of COVID-19 as business communications shifted from calling to video conferencing and other collaboration platforms. We expect that IDT Global will continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to the decrease in BOSS Revolution’s minutes of use and direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to decreases in sales commissions and employee compensation, partially offset by increases in marketing expense and stock-based compensation. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 9.1% from 8.9% in the three months ended October 31, 2024 and 2023, respectively.

Technology and Development. Technology and development expense decreased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily due to decreases in depreciation and amortization expense, employee compensation, and software license and maintenance expense.

Severance Expense. In the three months ended October 31, 2024 and 2023, Traditional Communications incurred severance expense of $0.2 million and $0.5 million, respectively.

Corporate

	Three months ended October 31,		Change
	2024	2023	$	%
	(in millions)
General and administrative	$(2.9)	$(2.8)	$0.1	2.5%
Other operating gain, net	—	0.5	(0.5)	(100.0)

Loss from operations	$(2.9)	$(2.3)	$(0.6)	(24.6)%

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

General and Administrative. Corporate general and administrative expense increased in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 primarily because of an increase in audit and accounting fees, partially offset by a decrease in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.9% in both the three months ended October 31, 2024 and 2023.

  Other Operating Gain, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of nil and $0.2 million in the three months ended October 31, 2024 and 2023, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of nil and $0.7 million in the three months ended October 31, 2024 and 2023, respectively. In fiscal 2024, we received the final payment from our insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs will have 30 days from entry of the final order to file an appeal.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $0.9 million and $0.8 million in the three months ended October 31, 2024 and 2023, respectively. The increase in stock-based compensation expense was primarily due to certain equity grants to Bill Pereira, our President and Chief Operating Officer, in the second quarter of fiscal 2024, including a contingent bonus subject to the completion of certain financial milestones that may be paid, at Mr. Pereira’s option, in either shares of our Class B common stock or cash. The increase in stock-based compensation expense was partially offset by a decrease in stock-based compensation expense from the grant of deferred stock units, or DSUs, that, upon vesting, will entitle the grantees to receive shares of our Class B common stock. As of October 31, 2024, there was $1.0 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in October 2027.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. As of October 31, 2024, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.8 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

As of October 31, 2024, there was an aggregate of $0.8 million in unrecognized compensation cost related to non-vested stock options and restricted stock, which is expected to be recognized over the remaining vesting periods that end in fiscal 2028.

	Three months ended October 31,		Change
	2024	2023	$	%
	(in millions)
Income from operations	$23.6	$17.2	$6.4	37.7%
Interest income, net	1.5	0.8	0.7	69.2
Other expense, net	(0.3)	(5.6)	5.3	94.9
Provision for income taxes	(6.3)	(3.9)	(2.4)	(59.7)

Net income	18.5	8.5	10.0	118.1
Net income attributable to noncontrolling interests	(1.3)	(0.8)	(0.5)	(51.0)

Net income attributable to IDT Corporation	$17.2	$7.7	$9.5	125.2%

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2024	2023
	(in millions)
Foreign currency transaction gains (losses)	$0.1	$(3.5)
Equity in the net loss of investee	(0.8)	(1.0)
Gains (losses) on investments	0.4	(0.9)
Other	—	(0.2)

Total	$(0.3)	$(5.6)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of October 31, 2024 and 2023, our ownership was 33.4% and 33.3%, respectively, of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2024 compared to the similar period in fiscal 2024 was primarily due to increases in net income attributable to the noncontrolling interests in net2phone 2.0, NRS, and the VIE, partially offset by a decrease in net income attributable to the noncontrolling interests in Sochitel.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2024 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2025.

At October 31, 2024, we had cash, cash equivalents, debt securities, and current equity investments of $180.4 million and working capital (current assets in excess of current liabilities) of $161.9 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at October 31, 2024:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$1.3	$0.9	$0.4	$—	$—
Connectivity obligations under service agreements	1.1	0.5	0.6	—	—
Operating leases including short-term leases	4.1	2.3	1.4	0.4	—

Total (1)	$6.5	$3.7	$2.4	$0.4	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $33.2 million in performance bonds, and up to $3.0 million for potential contingent consideration payments related to a business acquisition, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Three months ended October 31,
	2024	2023
	(in millions)
Cash flows provided by (used in):
Operating activities	$0.2	$14.8
Investing activities	(8.7)	4.3
Financing activities	(3.7)	(2.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	—	(6.9)

(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(12.2)	$9.6

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, generally trade accounts receivable and trade accounts payable. The decrease in net cash provided by operating activities to $0.2 million from $14.8 million in the three months ended October 31, 2024 and 2023, respectively, predominantly reflects the timing of our payments to cover anticipated BOSS Money disbursement prefunding.

Gross trade accounts receivable decreased to $48.2 million at October 31, 2024 from $48.6 million at July 31, 2024 primarily due to collections in the three months ended October 31, 2024 that were greater than amounts billed during the period, as well as from changes in foreign currency exchange rates.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $29.3 million at October 31, 2024 from $30.4 million at July 31, 2024 primarily due to decreases in the BOSS Revolution’s and traditional calling cards’ deferred revenue balances.

Customer funds deposits liabilities increased to $95.0 million at October 31, 2024 from $91.9 million at July 31, 2024. Our restricted cash and cash equivalents included an aggregate of $95.0 million and $90.7 million at October 31, 2024 and July 31, 2024, respectively, held by IDT Financial Services and our VIE for these customer funds.

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

Investing Activities

Our capital expenditures were $5.3 million and $4.3 million in the three months ended October 31, 2024 and 2023, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending October 31, 2025 will be $19 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In both the three months ended October 31, 2024 and 2023, each of the EMI’s shareholders, including us, purchased additional shares of the EMI’s convertible preferred stock. We paid an aggregate of $0.7 million in both the three months ended October 31, 2024 and 2023, respectively, to purchase additional shares. At October 31, 2024, we were committed to purchase additional shares of the EMI’s convertible preferred stock in January 2025 for $0.3 million.

Purchases of debt securities and equity investments were $12.7 million and $7.8 million in the three months ended October 31, 2024 and 2023, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $9.9 million and $17.1 million in the three months ended October 31, 2024 and 2023, respectively.

Financing Activities

In the three months ended October 31, 2024, we paid a cash dividend of $0.05 per share on our Class A and Class B common stock. In the three months ended October 31, 2024, we paid aggregate cash dividends of $1.3 million.

We distributed cash of nil and $0.1 million in the three months ended October 31, 2024 and 2023, respectively, to the noncontrolling interests in certain of our subsidiaries.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At October 31, 2024 and July 31, 2024, there were no amounts outstanding under this facility. In the three months ended October 31, 2024 and 2023, IDT Telecom borrowed and repaid an aggregate of $14.2 million and $30.3 million , respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2024, IDT Telecom was in compliance with all of the covenants.

In the three months ended October 31, 2023, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock. There were no stock option exercises in the three months ended October 31, 2024.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2024, we repurchased 37,714 shares of our Class B common stock for an aggregate purchase price of $1.3 million. In the three months ended October 31, 2023, we repurchased 125,470 shares of our Class B common stock for an aggregate purchase price of $2.8 million. At October 31, 2024, 4.4 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2024 and 2023, we paid $1.1 million and $15,000, respectively, to repurchase 24,290 and 654 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

From time to time we consider spin-offs and other potential dispositions of certain of our subsidiaries. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. There is no assurance that a transaction will be completed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 21% and 26% of our consolidated revenues in the three months ended October 31, 2024 and 2023, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At October 31, 2024 and July 31, 2024, the value of our debt and equity security holdings was an aggregate of $39.4 million and $35.0 million, respectively, which represented 7% and 6% of our total assets at October 31, 2024 and July 31, 2024, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2024.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

There are no material changes from the risk factors previously disclosed in Item 1A to Part I of our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2025:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1-31, 2024	41,758	$35.44	37,714	4,366,072
September 1–30, 2024	267	$37.98	—	4,366,072
October 1–31, 2024	19,979	$47.09	—	4,366,072

Total	62,004	$39.21	37,714

(1)	Total number of shares purchased includes shares of our Class B common stock that were purchased under our repurchase program, as well as shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock and shares issued for bonus payments. Shares tendered by employees were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.
(2)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT CORPORATION

December 10, 2024	By:	/s/ SHMUEL JONAS
Shmuel Jonas
Chief Executive Officer

December 10, 2024	By:	/s/ MARCELO FISCHER
Marcelo Fischer
Chief Financial Officer

