Form 10-Q
period 2025-01-31
IDT CORP
filed 2025-03-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2025

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 6, 2025, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,641,467 shares outstanding (excluding 4,868,887 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 31, 2025	July 31, 2024
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$142,152	$164,557
Restricted cash and cash equivalents	105,554	90,899
Debt securities	23,852	23,438
Equity investments	5,091	5,009
Trade accounts receivable, net of allowance for credit losses of $7,295 at January 31, 2025 and $6,352 at July 31, 2024	45,127	42,215
Settlement assets, net of reserve of $1,804 at January 31, 2025 and $1,866 at July 31, 2024	41,779	22,186
Disbursement prefunding	57,676	30,736
Prepaid expenses	15,989	17,558
Other current assets	24,914	25,927

Total current assets	462,134	422,525
Property, plant, and equipment, net	38,380	38,652
Goodwill	26,149	26,288
Other intangibles, net	5,583	6,285
Equity investments	6,748	6,518
Operating lease right-of-use assets	2,498	3,273
Deferred income tax assets, net	22,333	35,008
Other assets	11,903	11,546

Total assets	$575,728	$550,095

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$22,482	$24,773
Accrued expenses	89,472	103,176
Deferred revenue	28,384	30,364
Customer funds deposits	104,720	91,893
Settlement liabilities	16,975	12,764
Other current liabilities	16,157	16,374

Total current liabilities	278,190	279,344
Operating lease liabilities	1,349	1,533
Other liabilities	1,093	2,662

Total liabilities	280,632	283,539
Commitments and contingencies
Redeemable noncontrolling interest	11,228	10,901
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2025 and July 31, 2024	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,233 and 28,177 shares issued and 23,491 and 23,684 shares outstanding at January 31, 2025 and July 31, 2024, respectively	282	282
Additional paid-in capital	306,781	303,510
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,742 and 4,493 shares of Class B common stock at January 31, 2025 and July 31, 2024, respectively	(137,475)	(126,080)
Accumulated other comprehensive loss	(19,599)	(18,142)
Retained earnings	121,573	86,580

Total IDT Corporation stockholders’ equity	271,595	246,183
Noncontrolling interests	12,273	9,472

Total equity	283,868	255,655

Total liabilities, redeemable noncontrolling interest, and equity	$575,728	$550,095

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands, except per share data)

Revenues	$303,349	$296,098	$612,915	$597,302
Direct cost of revenues	191,239	199,171	393,178	406,382

Gross profit	112,110	96,927	219,737	190,920
Operating expenses (gain):
Selling, general and administrative (i)	70,721	67,346	141,772	131,723
Technology and development (i)	12,612	12,925	25,372	25,335
Severance	233	345	410	869
Other operating expense (gain), net (see Note 10)	227	294	227	(190)

Total operating expenses	83,793	80,910	167,781	157,737

Income from operations	28,317	16,017	51,956	33,183
Interest income, net	1,354	1,195	2,782	2,039
Other income (expense), net	207	2,534	(76)	(3,053)

Income before income taxes	29,878	19,746	54,662	32,169
Provision for income taxes	(7,665)	(3,992)	(13,967)	(7,939)

Net income	22,213	15,754	40,695	24,230
Net income attributable to noncontrolling interests	(1,944)	(1,329)	(3,178)	(2,146)

Net income attributable to IDT Corporation	$20,269	$14,425	$37,517	$22,084

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.81	$0.57	$1.49	$0.88
Diluted	$0.80	$0.57	$1.48	$0.87

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,161	25,175	25,182	25,176
Diluted	25,324	25,317	25,343	25,297

(i) Stock-based compensation included in:

Selling, general and administrative expense	$768	$2,357	$1,602	$2,998
Technology and development expense	$95	$130	$172	$260

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Net income	$22,213	$15,754	$40,695	$24,230
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	16	270	72	204
Foreign currency translation adjustments	94	(919)	(1,529)	(288)

Other comprehensive income (loss)	110	(649)	(1,457)	(84)

Comprehensive income	22,323	15,105	39,238	24,146
Comprehensive income attributable to noncontrolling interests	(1,944)	(1,329)	(3,178)	(2,146)

Comprehensive income attributable to IDT Corporation	$20,379	$13,776	$36,060	$22,000

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended January 31, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2024	$33	$282	$305,918	$(128,512)	$(19,709)	$102,568	$10,568	$271,148
Dividends declared ($0.05 per share)	—	—	—	—	—	(1,264)	—	(1,264)
Repurchases of Class B common stock through repurchase program	—	—	—	(8,534)	—	—	—	(8,534)
Restricted Class B common stock purchased from employees	—	—	—	(429)	—	—	—	(429)
Stock-based compensation	—	—	863	—	—	—	—	863
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	110	—	—	110
Net income	—	—	—	—	—	20,269	1,755	22,024
BALANCE AT JANUARY 31, 2025	$33	$282	$306,781	$(137,475)	$(19,599)	$121,573	$12,273	$283,868

	Six Months Ended January 31, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2024	$33	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655
Dividends declared ($0.10 per share)	—	—	—	—	—	(2,524)	—	(2,524)
Repurchases of Class B common stock through repurchase program	—	—	—	(9,873)	—	—	—	(9,873)
Restricted Class B common stock purchased from employees	—	—	—	(1,522)	—	—	—	(1,522)
Stock issued to an executive officer for bonus payment	—	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	—	1,447	—	—	—	—	1,447
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive loss	—	—	—	—	(1,457)	—	—	(1,457)
Net income	—	—	—	—	—	37,517	2,851	40,368
BALANCE AT JANUARY 31, 2025	$33	$282	$306,781	$(137,475)	$(19,599)	$121,573	$12,273	$283,868

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended January 31,
	2025	2024
	(in thousands)
Operating activities
Net income	$40,695	$24,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,490	10,146
Deferred income taxes	12,674	5,787
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	2,472	1,696
Stock-based compensation	1,774	3,258
Other	1,077	2,829
Changes in assets and liabilities:
Trade accounts receivable	(4,978)	(7,040)
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	(46,244)	9,966
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(11,844)	(6,200)
Customer funds deposits	15,701	15
Deferred revenue	(1,500)	(1,381)

Net cash provided by operating activities	20,317	43,306
Investing activities
Capital expenditures	(10,100)	(8,885)
Purchase of convertible preferred stock in equity method investment	(673)	(1,009)
Purchases of debt securities and equity investments	(15,997)	(19,357)
Proceeds from maturities and sales of debt securities and redemption of equity investments	16,751	31,231

Net cash (used in) provided by investing activities	(10,019)	1,980
Financing activities
Dividends paid	(2,524)	—
Distributions to noncontrolling interests	(50)	(59)
Proceeds from borrowings under revolving credit facility	24,534	30,588
Repayment of borrowings under revolving credit facility	(24,534)	(30,588)
Purchase of restricted shares of net2phone common stock	—	(3,558)
Proceeds from exercise of stock options	—	172
Repurchases of Class B common stock	(11,395)	(3,170)

Net cash used in financing activities	(13,969)	(6,615)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(4,079)	(3,182)
Net (decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	(7,750)	35,489
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	255,456	198,823
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$247,706	$234,312

Supplemental Schedule of Non-Cash Financing Activities
Shares of the Company’s Class B common stock issued to an executive officer for bonus payment	$1,824	$—
Value of the Company’s Class B common stock exchanged for National Retail Solutions shares	$—	$6,254

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. The balance sheet at July 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2025 refers to the fiscal year ending July 31, 2025).

As of January 31, 2025, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.5% of the outstanding shares of National Retail Solutions (“NRS”). On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.2% of the equity of net2phone 2.0 and 79.3% of the equity of NRS.

Reclassifications

From and after August 1, 2024, the Company reclassified certain customer funds for pending money transfers in its consolidated financial statements. In the consolidated balance sheet at July 31, 2024, $8.9 million previously included in “Settlement liabilities” was reclassified to “Customer funds deposits,” and in the consolidated statements of cash flows in the six months ended January 31, 2024, cash used for “Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities” of $2.2 million was reclassified to cash used for “Customer funds deposits”. These amounts were reclassified to conform to the current year’s presentation.

From and after February 1, 2024, the Company reclassified most of its technology and development expenses from “Selling, general and administrative” expense to a new “Technology and development” expense caption in the consolidated statements of income and reclassified an amount that was immaterial in all periods to “Direct cost of revenues.” The following table shows the amounts that were reclassified in the three and six months ended January 31, 2024 to conform to the current period’s presentation:

	Three Months Ended January 31, 2024	Six Months Ended January 31, 2024
	(in thousands)
Selling, general and administrative expense reclassified to:

Direct cost of revenues	$472	$907
Technology and development expense	$12,925	$25,335

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2025
Revenues	$32,976	$36,839	$21,488	$212,046	$—	$303,349
Income (loss) from operations	9,127	3,097	1,104	18,069	(3,080)	28,317
Depreciation and amortization	(995)	(758)	(1,575)	(1,905)	(16)	(5,249)

Three Months Ended January 31, 2024
Revenues	$25,223	$27,987	$20,353	$222,535	$—	$296,098
Income (loss) from operations	5,349	(736)	367	14,618	(3,581)	16,017
Depreciation and amortization	(777)	(724)	(1,552)	(2,029)	(17)	(5,099)

Six Months Ended January 31, 2025
Revenues	$63,338	$73,909	$43,108	$432,560	$—	$612,915
Income (loss) from operations	15,740	6,333	2,103	33,740	(5,960)	51,956
Depreciation and amortization	(1,955)	(1,492)	(3,133)	(3,877)	(33)	(10,490)

Six Months Ended January 31, 2024
Revenues	$49,217	$54,550	$40,280	$453,255	$—	$597,302
Income (loss) from operations	10,810	(2,120)	360	30,024	(5,891)	33,183
Depreciation and amortization	(1,511)	(1,418)	(2,991)	(4,177)	(49)	(10,146)

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
National Retail Solutions	$32,976	$25,223	$63,338	$49,217

BOSS Money	33,505	25,039	67,198	49,278
Other	3,334	2,948	6,711	5,272
Total Fintech	36,839	27,987	73,909	54,550

net2phone	21,488	20,353	43,108	40,280

IDT Digital Payments	101,594	99,668	206,712	199,705
BOSS Revolution	53,307	66,655	110,150	137,826
IDT Global	51,281	48,741	103,657	100,775
Other	5,864	7,471	12,041	14,949
Total Traditional Communications	212,046	222,535	432,560	453,255

Total	$303,349	$296,098	$612,915	$597,302

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2025
United States	$32,976	$35,620	$12,483	$158,953	$240,032
Outside the United States:
United Kingdom	—	—	—	45,789	45,789
Other	—	1,219	9,005	7,304	17,528

Total outside the United States	—	1,219	9,005	53,093	63,317

Total	$32,976	$36,839	$21,488	$212,046	$303,349

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2024
United States	$25,223	$26,901	$10,700	$163,774	$226,598
Outside the United States:
United Kingdom	—	—	—	50,390	50,390
Other	—	1,086	9,653	8,371	19,110

Total outside the United States	—	1,086	9,653	58,761	69,500

Total	$25,223	$27,987	$20,353	$222,535	$296,098

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2025
United States	$63,338	$71,509	$24,776	$324,174	$483,797
Outside the United States:
United Kingdom	—	—	—	93,746	93,746
Other	—	2,400	18,332	14,640	35,372

Total outside the United States	—	2,400	18,332	108,386	129,118

Total	$63,338	$73,909	$43,108	$432,560	$612,915

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2024
United States	$49,217	$52,734	$21,388	$326,842	$450,181
Outside the United States:
United Kingdom	—	—	—	109,232	109,232
Other	—	1,816	18,892	17,181	37,889

Total outside the United States	—	1,816	18,892	126,413	147,121

Total	$49,217	$54,550	$40,280	$453,255	$597,302

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of January 31, 2025. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending January 31:
2026	$8,244	$40,724	$48,968
2027	6,946	20,783	27,729
Thereafter	7,272	8,045	15,317

Total	$22,462	$69,552	$92,014

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$12,936	$15,803	$17,123	$19,605

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

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2025	July 31, 2024
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$6,349	$4,823
Deferred customer contract acquisition costs included in “Other assets”	4,609	4,276

Total	$10,958	$9,099

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,435	$1,194	$2,933	$2,409

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$590	$734	$1,191	$1,492
Short-term lease cost	249	132	506	459

Total lease cost	$839	$866	$1,697	$1,951

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$613	$724	$1,227	$1,515

	January 31, 2025	July 31, 2024
Weighted-average remaining lease term-operating leases	2.5 years	2.6 years
Weighted-average discount rate-operating leases	5.6%	5.6%

In the six months ended January 31, 2025 and 2024, the Company obtained right-of-use assets of $0.4 million and $0.9 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	January 31, 2025	July 31, 2024
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$1,244	$1,866
Operating lease liabilities included in noncurrent liabilities	1,349	1,533

Total	$2,593	$3,399

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending January 31:
2026	$1,345
2027	749
2028	381
2029	179
2030	149
Thereafter	—

Total lease payments	2,803
Less imputed interest	(210)

Total operating lease liabilities	$2,593

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equal the total of the same amounts reported in the consolidated statements of cash flows:

	January 31, 2025	July 31, 2024
	(in thousands)
Cash and cash equivalents	$142,152	$164,557
Restricted cash and cash equivalents	105,554	90,899

Total cash, cash equivalents, and restricted cash and cash equivalents	$247,706	$255,456

Restricted cash and cash equivalents included the following:

	January 31, 2025	July 31, 2024
	(in thousands)
IDT Financial Services (Gibraltar)	$90,930	$83,284
Disbursement payments VIE	14,465	7,426
Other	159	189

Total restricted cash and cash equivalents	$105,554	$90,899

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

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2025:
U.S. Treasury bills and notes	$18,615	$13	$(42)	$18,586
Government sponsored enterprise notes	1,867	—	(1)	1,866
Corporate bonds	3,678	—	(278)	3,400

Total	$24,160	$13	$(321)	$23,852

July 31, 2024:
U.S. Treasury bills and notes	$16,641	$10	$(66)	$16,585
Government sponsored enterprise notes	3,356	—	(3)	3,353
Corporate bonds	3,821	1	(322)	3,500

Total	$23,818	$11	$(391)	$23,438

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of January 31, 2025, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of January 31, 2025 and July 31, 2024, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $6.9 million and $14.2 million in the three months ended January 31, 2025 and 2024, respectively, and $16.8 million and $31.2 million in the six months ended January 31, 2025 and 2024, respectively. There were no realized gains or realized losses from sales of debt securities in the three and six months ended January 31, 2025 and 2024. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2025 were as follows:

Fair Value
(in thousands)
Within one year	$17,357
After one year through five years	5,654
After five years through ten years	813
After ten years	28

Total	$23,852

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2025:
U.S. Treasury bills and notes	$42	$5,309
Government sponsored enterprise notes	1	1,567
Corporate bonds	278	3,295

Total	$321	$10,171

July 31, 2024:
U.S. Treasury bills and notes	$66	$12,936
Government sponsored enterprise notes	3	2,634
Corporate bonds	322	3,310

Total	$391	$18,880

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2025:
U.S. Treasury bills and notes	$28	$2,844
Corporate bonds	261	3,042

Total	$289	$5,886

July 31, 2024:
U.S. Treasury bills and notes	$60	$4,827
Corporate bonds	307	3,209

Total	$367	$8,036

Note 7—Equity Investments

Equity investments consist of the following:

	January 31, 2025	July 31, 2024
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2025 and July 31, 2024	$115	$153
Rafael Holdings, Inc. Class B common stock, 278,810 shares at January 31, 2025 and July 31, 2024	574	416
Other marketable equity securities	16	70
Fixed income mutual funds	4,386	4,370

Current equity investments	$5,091	$5,009

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$892	$695
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	877
Convertible preferred stock—equity method investment	752	1,338
Hedge funds	2,879	2,883
Other	2,225	725

Noncurrent equity investments	$6,748	$6,518

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$1,027	$1,747	$964	$1,632
Adjustment for observable transactions involving a similar investment from the same issuer	134	202	197	187
Upward adjustment	—	—	—	130
Redemption	—	(230)	—	(230)
Impairments	—	—	—	—

Balance, end of the period	$1,161	$1,719	$1,161	$1,719

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

In addition, in the three and six months ended January 31, 2024, in connection with the acquisition of Regal Bancorp by SR Bancorp, the Company received cash of $0.2 million in exchange for its shares of Regal Bancorp common stock.

Unrealized gains (losses) for all equity investments measured at fair value included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Net gains (losses) recognized during the period on equity investments	$396	$715	$774	$(202)
Less: net gains recognized during the period on equity investments sold during the period	—	—	—	130

Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$396	$715	$774	$(332)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Unrealized gains (losses) recognized during the period on equity investments:
Rafael Class B common stock	$58	$9	$158	$(53)

Zedge Class B common stock	$(15)	$57	$(38)	$49

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of both January 31, 2025 and July 31, 2024, the Company’s ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$1,231	$2,444	$1,338	$2,784
Purchase of convertible preferred stock	—	336	673	1,009
Equity in the net loss of investee	(137)	(506)	(574)	(1,176)
Amortization of equity method basis difference	(342)	(342)	(685)	(685)

Balance, end of the period	$752	$1,932	$752	$1,932

In February 2025, the Company purchased additional shares of the EMI’s convertible preferred stock for $0.3 million. Also in February 2025, the Company entered into a loan agreement with the EMI for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. On February 27, 2025, the Company loaned the EMI $0.5 million under the revolving credit facility.

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2025
Debt securities	$18,586	$5,266	$—	$23,852
Equity investments included in current assets	5,091	—	—	5,091
Equity investments included in noncurrent assets	—	2,000	892	2,892

Total	$23,677	$7,266	$892	$31,835

Acquisition consideration included in:
Other current liabilities	$—	$—	$(217)	$(217)
Other noncurrent liabilities	—	—	(689)	(689)

Total	$—	$—	$(906)	$(906)

July 31, 2024
Debt securities	$16,585	$6,853	$—	$23,438
Equity investments included in current assets	5,009	—	—	5,009
Equity investments included in noncurrent assets	—	1,377	695	2,072

Total	$21,594	$8,230	$695	$30,519

Acquisition consideration included in:
Other current liabilities	$—	$—	$(222)	$(222)
Other noncurrent liabilities	—	—	(684)	(684)

Total	$—	$—	$(906)	$(906)

(1)	– quoted prices in active markets for identical assets or liabilities

(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	– no observable pricing inputs in the market

At both January 31, 2025 and July 31, 2024, the Company had $2.9 million in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$758	$1,248	$695	$1,263
Total gains included in “Other income (expense), net”	134	202	197	187

Balance, end of period	$892	$1,450	$892	$1,450

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$906	$4,588	$906	$4,805
Payments	—	—	—	(214)
Total (gains) losses included in:
“Other operating expense (gain), net”	—	(73)	—	(73)
“Foreign currency translation adjustment”	—	2	—	(1)

Balance, end of period	$906	$4,517	$906	$4,517

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

In the six months ended January 31, 2024, the Company paid $0.2 million for contingent consideration related to a prior acquisition. In addition, in the three and six months ended January 31, 2024, the Company recorded a gain on the write-off of a contingent consideration payment obligation, which was included in “Other operating expense (gain), net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At January 31, 2025 and July 31, 2024, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2025 and July 31, 2024, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

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

The VIE’s net income (loss) and aggregate funding provided by the Company were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Net income (loss) of the VIE	$12	$(107)	$350	$(26)

Aggregate funding provided by the Company, net	$204	$123	$259	$237

The VIE’s summarized consolidated balance sheet amounts are as follows:

	January 31, 2025	July 31, 2024
	(in thousands)
Assets:
Cash and equivalents	$3,139	$2,626
Restricted cash	14,465	7,426
Trade accounts receivable, net	472	74
Disbursement prefunding	1,132	2,587
Prepaid expenses	356	258
Other current assets	233	294
Property, plant, and equipment, net	185	179
Other intangibles, net	508	584

Total assets	$20,490	$14,028

Liabilities and noncontrolling interests:
Trade accounts payable	$409	$4
Accrued expenses	273	124
Customer funds deposits	14,523	9,195
Due to the Company	500	241
Accumulated other comprehensive (loss) income	(2)	27
Noncontrolling interests	4,787	4,437

Total liabilities and noncontrolling interests	$20,490	$14,028

The VIE’s assets may only be used to settle the VIE’s obligations and may not be used for other consolidated entities. The VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating (Expense) Gain, Net

The following table summarizes the other operating (expense) gain, net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(6)	$(2,552)	$(6)	$(2,764)
Corporate—Straight Path Communications Inc. class action insurance claims	—	2,186	—	2,869
Corporate—other	—	—	—	12
net2phone—write-off of equipment	(188)	—	(188)	—
net2phone—write-off of contingent consideration liability	—	73	—	73
Traditional Communications—other	(33)	(1)	(33)	—

Total other operating (expense) gain, net	$(227)	$(294)	$(227)	$190

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action in the three and six months ended January 31, 2024. In fiscal 2024, the Company received the final payment from its insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment.

Write-off of Contingent Consideration Liability

In the three and six months ended January 31, 2024, the Company recognized a gain on the write-off of a contingent consideration payment obligation in its net2phone segment.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2025 and July 31, 2024, there were no amounts outstanding under this facility. In the six months ended January 31, 2025 and 2024, IDT Telecom borrowed and repaid an aggregate of $24.5 million and $30.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2025 and July 31, 2024, IDT Telecom was in compliance with all of the covenants.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$189	$114	$327	$221

Note 13—Equity

Dividend Payments

In the six months ended January 31, 2025, the Company paid aggregate cash dividends of $0.10 per share on the Company’s Class A and Class B common stock. In the six months ended January 31, 2025, the Company paid aggregate cash dividends of $2.5 million. In March 2025, the Company’s Board of Directors increased the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock to $0.06 per share from $0.05 per share.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2025, the Company repurchased 217,052 shares of its Class B common stock for an aggregate purchase price of $9.9 million. In the six months ended January 31, 2024, the Company repurchased 135,261 shares of its Class B common stock for an aggregate purchase price of $3.2 million. At January 31, 2025, 4.2 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2025 and 2024, the Company paid $1.5 million and $15,000, respectively, to repurchase 32,022 and 654 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants and a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In fiscal 2024, two of these milestones were achieved, for which the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in the third quarter of fiscal 2024 with an issue date value of $1.5 million. In October 2024, the Company issued to Mr. Pereira 39,155 shares of its Class B common stock with an issue date value of $1.8 million in connection with the achievement of one of these milestones.

Exchange of NRS Shares for Shares of the Company’s Class B Common Stock

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

Restricted net2phone 2.0 Common Stock Repurchased from Employees

In January 2024, the restrictions lapsed on the 0.5 million restricted shares of net2phone 2.0 Class B common stock that were granted in December 2020 to each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer. In addition, in January 2024, Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock in connection with the agreement described above. The Company repurchased a portion of these shares representing an aggregate of 4.5% of the outstanding shares of net2phone 2.0 with an aggregate fair value of $3.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock or the grant of shares. The fair value per share of the net2phone 2.0 Class B common stock was based on a valuation of the business enterprise using a market approach and income approach. The Company recorded an increase in “Noncontrolling interests” of $53,000 and a decrease in “Additional paid-in capital” of $3.61 million for the purchase of the shares.

Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program (under its 2015 Stock Option and Incentive Plan) in the form of grants of deferred stock units (“DSUs”) that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. The number of shares issuable on each vesting date varied between 50% to 200% of the number of DSUs that vested on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On February 25, 2025, in accordance with the program and based on certain elections made by grantees, the Company issued 276,960 shares of its Class B common stock for vested DSUs, which was the final vesting date under this program.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Basic weighted-average number of shares	25,161	25,175	25,182	25,176
Effect of dilutive securities:
Stock options	—	—	—	1
Non-vested restricted Class B common stock	163	142	161	120
Diluted weighted-average number of shares	25,324	25,317	25,343	25,297

There were no shares excluded from the calculation of diluted earnings per share in the three and six months ended January 31, 2025 and 2024.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2024	$(380)	$(17,762)	$(18,142)
Other comprehensive income (loss) attributable to IDT Corporation	72	(1,529)	(1,457)
Balance, January 31, 2025	$(308)	$(19,291)	$(19,599)

Note 16—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. The trial was held in August and December 2022, and closing arguments were presented on May 3, 2023. On October 3, 2023, the Court of Chancery issued a Memorandum Decision (the “Post-Trial Decision”) dismissing all claims against the Company, and finding that, contrary to the plaintiffs’ allegations, the class suffered no damages. On July 22, 2024, oral argument was held in the Court of Chancery on the plaintiff’s post-trial application for attorney’s fees. On October 29, 2024, the Court of Chancery issued a Memorandum Opinion denying plaintiff’s request for attorney’s fees (the “Attorney’s Fee Decision”). On December 16, 2024, the Court of Chancery issued a Final Order and Judgment, embodying the Post-Trial Decision and Attorney’s Fee Decision. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At January 31, 2025 and July 31, 2024, the Company’s accrued expenses included $23.1 million and $25.9 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2025, the Company had purchase commitments of $0.8 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2025 and July 31, 2024, the Company had aggregate performance bonds outstanding of $34.1 million and $32.4 million, respectively.

Note 17—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2025	2024	2025	2024
	(in thousands)
Foreign currency transaction gains (losses)	$284	$2,510	$419	$(989)
Equity in net loss of investee	(479)	(848)	(1,259)	(1,861)
Gains (losses) on investments, net	396	715	774	(202)
Other	6	157	(10)	(1)

Total other income (expense), net	$207	$2,534	$(76)	$(3,053)

Note 18—Income Taxes

As of January 31, 2025, the Company’s best estimate of the effective tax rate expected to be applicable for fiscal 2025 was 25.6% compared to 28.2% at July 31, 2024. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2024 (or our 2024 Form 10-K) as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our 2024 Form 10-K and Item 1A to Part II “Risk Factors” of this Quarterly Report. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our 2024 Form 10-K.

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

As of January 31, 2025, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.5% of the outstanding shares of National Retail Solutions, or NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.2% of the equity of net2phone 2.0 and 79.3% of the equity of NRS.

Reclassification

From and after February 1, 2024, we reclassified most of our technology and development expenses from “Selling, general and administrative” expense to a new “Technology and development” expense caption in the consolidated statements of income and reclassified an amount that was immaterial in all periods to “Direct cost of revenues.” The following table shows the amounts that were reclassified in the three and six months ended January 31, 2024 to conform to the current period’s presentation:

	Three Months Ended January 31, 2024	Six Months Ended January 31, 2024
	(in millions)
Selling, general and administrative expense reclassified to:
Direct cost of revenues	$0.5	$0.9
Technology and development expense	$12.9	$25.3

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

●	for NRS, active point-of-sale, or POS, terminals, payment processing accounts, and recurring revenue,

●	for net2phone, seats and subscription revenue, and

●	for Traditional Communications, minutes of use.

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

Three and Six Months Ended January 31, 2025 Compared to Three and Six Months Ended January 31, 2024

National Retail Solutions Segment

NRS, which represented 10.9% and 8.5% of our total revenues in the three months ended January 31, 2025 and 2024, respectively, and 10.3% and 8.2% of our total revenues in the six months ended January 31, 2025 and 2024, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
Recurring	$31.6	$23.9	$7.7	32.3%	$60.5	$46.3	$14.2	30.9%
Other	1.4	1.3	0.1	1.9	2.8	2.9	(0.1)	(5.7)

Total revenues	33.0	25.2	7.8	30.7	63.3	49.2	14.1	28.7
Direct cost of revenues	(2.7)	(2.7)	—	(1.7)	(5.4)	(6.0)	(0.6)	(9.0)

Gross profit	30.3	22.5	7.8	34.7	57.9	43.2	14.7	33.9
Selling, general and administrative	(19.0)	(15.3)	3.7	24.6	(38.0)	(28.8)	9.2	31.8
Technology and development	(2.2)	(1.9)	0.3	14.4	(4.2)	(3.6)	0.6	15.1

Income from operations	$9.1	$5.3	$3.8	70.6%	$15.7	$10.8	$4.9	45.6%

Gross margin percentage	91.8%	89.1%	2.7%		91.4%	87.9%	3.5%

	January 31,		Change
	2025	2024	#	%
	(in thousands)
Active POS terminals	34.8	28.7	6.1	21%
Payment processing accounts	23.9	18.2	5.7	32%

Revenues. Revenues increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to the decreases in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended January 31, 2025 compared to the similar period in fiscal 2024 primarily due to increases in sales commissions, employee compensation, and bad debt expense. Selling, general and administrative expense increased in the six months ended January 31, 2025 compared to the similar period in fiscal 2024 primarily due to increases in sales commissions, employee compensation, legal fees, marketing expense, and bad debt expense. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 57.6% from 60.4% in the three months ended January 31, 2025 and 2024, respectively, and increased to 60.0% from 58.6% in the six months ended January 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in employee compensation and depreciation and amortization expense, partially offset by a decrease in consulting expense.

Fintech Segment

Fintech, which represented 12.1% and 9.4% of our total revenues in the three months ended January 31, 2025 and 2024, respectively, and 12.1% and 9.1% of our total revenues in the six months ended January 31, 2025 and 2024, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity, or VIE, that processes disbursement payments, and IDT Financial Services Limited, or IDT Financial Services, our Gibraltar-based bank.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
BOSS Money	$33.5	$25.0	$8.5	33.8%	$67.2	$49.3	$17.9	36.4%
Other	3.3	3.0	0.3	13.1	6.7	5.3	1.4	27.3
Total revenues	36.8	28.0	8.8	31.6	73.9	54.6	19.3	35.5
Direct cost of revenues	(15.1)	(11.9)	3.2	27.3	(30.6)	(23.7)	6.9	29.8

Gross profit	21.7	16.1	5.6	34.8	43.3	30.9	12.4	39.9
Selling, general and administrative	(16.3)	(14.3)	2.0	13.8	(32.4)	(28.5)	3.9	13.6
Technology and development	(2.3)	(2.5)	(0.2)	(8.1)	(4.6)	(4.5)	0.1	0.4
Income (loss) from operations	$3.1	$(0.7)	$3.8	520.7%	$6.3	$(2.1)	$8.4	398.8%

Gross margin percentage	58.9%	57.5%	1.4%		58.5%	56.7%	1.8%

Revenues. Revenues from BOSS Money increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily because of increased transaction volume at BOSS Money, which included increases in both its digital and retail channels. BOSS Money continues to expand to new destinations and to build out its extensive payout network in destination markets.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to an increase in BOSS Money’s direct cost of revenues, which was due to the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in debit and credit card processing charges, employee compensation, and bank fees. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 44.2% from 51.2% in the three months ended January 31, 2025 and 2024, respectively, and to 43.8% from 52.2% in the six months ended January 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense decreased in the three months ended January 31, 2025 compared to the similar period in fiscal 2024 primarily due to a decrease in employee compensation expense. Technology and development expense increased in the six months ended January 31, 2025 compared to the similar period in fiscal 2024 primarily due to increases in depreciation and amortization expense and cloud services expense, partially offset by a decrease in employee compensation.

net2phone Segment

The net2phone segment, which represented 7.1% and 6.9% of our total revenues in the three months ended January 31, 2025 and 2024, respectively, and 7.0% and 6.8% of our total revenues in the six months ended January 31, 2025 and 2024, respectively, is comprised of net2phone’s integrated cloud communications and contact center services.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
Subscription	$21.0	$19.3	$1.7	8.7%	$42.0	$37.8	$4.2	11.0%
Other	0.5	1.1	(0.6)	(53.6)	1.1	2.5	(1.4)	(54.4)

Total revenues	21.5	20.4	1.1	5.6	43.1	40.3	2.8	7.0
Direct cost of revenues	(4.5)	(4.3)	0.2	4.4	(9.0)	(8.4)	0.6	7.3

Gross profit	17.0	16.1	0.9	5.9	34.1	31.9	2.2	6.9
Selling, general and administrative	(12.9)	(13.2)	(0.3)	(1.5)	(26.1)	(26.4)	(0.3)	(1.2)
Technology and development	(2.8)	(2.6)	0.2	5.5	(5.7)	(5.2)	0.5	10.6
Other operating (expense) gain, net	(0.2)	0.1	(0.3)	(357.3)	(0.2)	0.1	(0.3)	(357.1)

Income from operations	$1.1	$0.4	$0.7	201.0%	$2.1	$0.4	$1.7	484.6%

Gross margin percentage	79.2%	78.9%	0.3%		79.1%	79.1%	—%

	January 31,		Change
	2025	2024	#	%
	(in thousands)
Seats served	410	375	35	9%

Revenues. net2phone’s revenues increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 driven primarily by the growth in subscription revenue, most significantly in the U.S. and Latin America markets, which reflected the increase in seats served at January 31, 2025 compared to January 31, 2024.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to the increase in revenues, with the largest increase in the U.S. market. net2phone’s revenue growth exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in marketing expense and consulting expense, partially offset by increases in sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 60.3% from 64.6% in the three months ended January 31, 2025 and 2024, respectively, and to 60.5% from 65.6% in the six months ended January 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in employee compensation and cloud services expenses.

Other operating (expense) gain, net. In the three and six months ended January 31, 2025, net2phone recorded an expense of $0.2 million for equipment that was taken out of service. In the three and six months ended January 31, 2024, net2phone recognized a gain of $0.1 million on the write-off of a contingent consideration payment obligation.

Traditional Communications Segment

The Traditional Communications segment, which represented 69.9% and 75.2% of our total revenues in the three months ended January 31, 2025 and 2024, respectively, and 70.6% and 75.9% of our total revenues in the six months ended January 31, 2025 and 2024, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$101.6	$99.6	$2.0	1.9%	$206.7	$199.7	$7.0	3.5%
BOSS Revolution	53.3	66.7	(13.4)	(20.0)	110.2	137.8	(27.6)	(20.1)
IDT Global	51.3	48.7	2.6	5.2	103.7	100.8	2.9	2.9
Other	5.8	7.5	(1.7)	(21.5)	12.0	15.0	(3.0)	(19.4)

Total revenues	212.0	222.5	(10.5)	(4.7)	432.6	453.3	(20.7)	(4.6)
Direct cost of revenues	(168.9)	(180.2)	(11.3)	(6.3)	(348.1)	(368.4)	(20.3)	(5.5)

Gross profit	43.1	42.3	0.8	2.0	84.5	84.9	(0.4)	(0.5)
Selling, general and administrative	(19.4)	(21.4)	(2.0)	(9.3)	(39.4)	(42.0)	(2.6)	(6.1)
Technology and development	(5.4)	(5.9)	(0.5)	(9.2)	(10.9)	(12.0)	(1.1)	(9.3)
Severance	(0.2)	(0.4)	(0.2)	(32.6)	(0.5)	(0.9)	(0.4)	(51.3)

Income from operations	$18.1	$14.6	$3.5	23.6%	$33.7	$30.0	$3.7	12.4%

Gross margin percentage	20.3%	19.0%	1.3%		19.5%	18.7%	0.8%

Minutes of use:
BOSS Revolution	337	457	(120)	(26.2)%	701	953	(252)	(26.5)%
IDT Global	1,351	1,395	(44)	(3.2)	2,788	2,839	(51)	(1.8)

Revenues. Revenues from IDT Digital Payments increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in revenues from the direct-to-consumer and enterprise and wholesale channels, partially offset by a decrease in revenues from the retail channel.

Revenues and minutes of use from BOSS Revolution decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024. BOSS Revolution continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues from IDT Global increased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024, although IDT Global’s minutes of use decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024. IDT Global mitigated the impacts of the ongoing industry-wide declines in paid-minute voice through new service offerings and a traffic mix shift to higher margin routes. However, we expect IDT Global to continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to the decreases in BOSS Revolution’s minutes of use and direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in stock-based compensation, sales commissions, employee compensation, and debit and credit card processing charges, partially offset by increases in marketing expense and legal fees. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 9.2% from 9.6% in the three months ended January 31, 2025 and 2024, respectively, and decreased to 9.1% from 9.3% in the six months ended January 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense decreased in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in employee compensation, software license and maintenance expense, and depreciation and amortization expense.

Severance Expense. In the three months ended January 31, 2025 and 2024, Traditional Communications incurred severance expense of $0.2 million and $0.4 million, respectively, and in the six months ended January 31, 2025 and 2024, Traditional Communications incurred severance expense of $0.5 million and $0.9 million, respectively.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
General and administrative	$(3.1)	$(3.2)	$0.1	5.1%	$(6.0)	$(6.0)	$—	1.6%
Other operating (expense) gain, net	—	(0.4)	0.4	98.3	—	0.1	(0.1)	(105.5)
Loss from operations	$(3.1)	$(3.6)	$0.5	14.0%	$(6.0)	$(5.9)	$(0.1)	(1.2)%

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

General and Administrative. Corporate general and administrative expense decreased in the three months ended January 31, 2025 compared to the similar period in fiscal 2024 primarily because of a decrease in audit and accounting fees, partially offset by an increase in legal fees. Corporate general and administrative expense decreased in the six months ended January 31, 2025 compared to the similar period in fiscal 2024 primarily because of a decrease in employee compensation, partially offset by an increase in legal fees. As a percentage of our consolidated revenues, Corporate general and administrative expense was 1.0% and 1.1% in the three months ended January 31, 2025 and 2024, respectively, and 1.0% and 1.0% in the six months ended January 31, 2025 and 2024, respectively.

Other Operating (Expense) Gain, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of $6,000 and $2.6 million in the three months ended January 31, 2025 and 2024, respectively, and $6,000 and $2.8 million in the six months ended January 31, 2025 and 2024, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of nil and $2.2 million in the three months ended January 31, 2025 and 2024, respectively, and nil and $2.9 million in the six months ended January 31, 2025 and 2024, respectively. In fiscal 2024, we received the final payment from our insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $0.9 million and $2.5 million in the three months ended January 31, 2025 and 2024, respectively, and $1.8 million and $3.3 million in the six months ended January 31, 2025 and 2024, respectively. The decrease in stock-based compensation expense was primarily due to a decrease in expense related to certain equity grants made in the three months ended January 31, 2024 to Bill Pereira, our President and Chief Operating Officer, and a decrease in stock-based compensation expense from the grant of deferred stock units, or DSUs, that, upon vesting, will entitle the grantees to receive shares of our Class B common stock. As of January 31, 2025, there was $0.7 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in October 2027.

On February 25, 2025, in accordance with the program and based on certain elections made by grantees, we issued 276,960 shares of our Class B common stock for vested DSUs.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. As of January 31, 2025, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.6 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

As of January 31, 2025, there was an aggregate of $0.7 million in unrecognized compensation cost related to non-vested stock options and restricted stock, which is expected to be recognized over the remaining vesting periods that end in fiscal 2028.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Income from operations	$28.3	$16.0	$12.3	76.8%	$52.0	$33.2	$18.8	56.6%
Interest income, net	1.4	1.2	0.2	13.3	2.8	2.0	0.8	36.4
Other income (expense), net	0.2	2.5	(2.3)	(91.8)	(0.1)	(3.1)	3.0	97.5
Provision for income taxes	(7.7)	(4.0)	(3.7)	(92.0)	(14.0)	(7.9)	(6.1)	(75.9)

Net income	22.2	15.7	6.5	41.0	40.7	24.2	16.5	68.0
Net income attributable to noncontrolling interests	(1.9)	(1.3)	(0.6)	(46.3)	(3.2)	(2.1)	(1.1)	(48.1)
Net income attributable to IDT Corporation	$20.3	$14.4	$5.9	40.5%	$37.5	$22.1	$15.4	69.9%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2025	2024	2025	2024
	(in millions)
Foreign currency transaction gains (losses)	$0.3	$2.5	$0.4	$(1.0)
Equity in the net loss of investee	(0.5)	(0.8)	(1.3)	(1.9)
Gains (losses) on investments, net	0.4	0.7	0.8	(0.2)
Other	—	0.1	—	—
Total	$0.2	$2.5	$(0.1)	$(3.1)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of both January 31, 2025 and 2024, our ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2025 compared to the similar periods in fiscal 2024 was primarily due to increases in net income attributable to the noncontrolling interests in net2phone 2.0, NRS, and the VIE, partially offset by a decrease in net income attributable to the noncontrolling interests in Sochitel.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2025 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2026.

At January 31, 2025, we had cash, cash equivalents, debt securities, and current equity investments of $171.1 million and working capital (current assets in excess of current liabilities) of $183.9 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at January 31, 2025:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$0.8	$0.5	$0.3	$—	$—
Connectivity obligations under service agreements	1.9	1.0	0.9	—	—
Operating leases including short-term leases	3.2	1.7	1.2	0.3	—
Total (1)	$5.9	$3.2	$2.4	$0.3	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $34.1 million in performance bonds, and up to $3.0 million for potential contingent consideration payments related to a business acquisition, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Six months ended January 31,
	2025	2024
	(in millions)
Cash flows provided by (used in):
Operating activities	$20.3	$43.3
Investing activities	(10.0)	2.0
Financing activities	(14.0)	(6.6)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(4.1)	(3.2)
(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(7.8)	$35.5

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, generally trade accounts receivable and trade accounts payable. The decrease in net cash provided by operating activities to $20.3 million in the six months ended January 31, 2025 from $43.3 in the six months ended January 31, 2024 predominantly reflects the timing of our payments to cover anticipated BOSS Money disbursement prefunding.

Gross trade accounts receivable increased to $52.4 million at January 31, 2025 from $48.6 million at July 31, 2024 primarily due to amounts billed in the six months ended January 31, 2025 that were greater than collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $28.4 million at January 31, 2025 from $30.4 million at July 31, 2024 primarily due to decreases in BOSS Revolution’s and traditional calling cards’ deferred revenue balances.

Customer funds deposits liabilities increased to $104.7 million at January 31, 2025 from $91.9 million at July 31, 2024. Our restricted cash and cash equivalents included an aggregate of $105.4 million and $90.7 million at January 31, 2025 and July 31, 2024, respectively, held by IDT Financial Services and our VIE for these customer funds.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiff’s allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment.

Investing Activities

Our capital expenditures were $10.1 million and $8.9 million in the six months ended January 31, 2025 and 2024, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending January 31, 2026 will be $19 million to $20 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In the six months ended January 31, 2025 and 2024, each of the EMI’s shareholders, including us, purchased additional shares of the EMI’s convertible preferred stock. We paid an aggregate of $0.7 million and $1.0 million in the six months ended January 31, 2025 and 2024, respectively, to purchase additional shares. In addition, in February 2025, we purchased additional shares of the EMI’s convertible preferred stock for $0.3 million, and we entered into a loan agreement with the EMI for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. On February 27, 2025, we loaned the EMI $0.5 million under the revolving credit facility.

Purchases of debt securities and equity investments were $16.0 million and $19.4 million in the six months ended January 31, 2025 and 2024, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $16.8 million and $31.2 million in the six months ended January 31, 2025 and 2024, respectively.

Financing Activities

In the six months ended January 31, 2025, we paid aggregate cash dividends of $0.10 per share on our Class A and Class B common stock. In the six months ended January 31, 2025, we paid aggregate cash dividends of $2.5 million. In March 2025, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock to $0.06 per share from $0.05 per share.

We distributed cash of $50,000 and $59,000 in the six months ended January 31, 2025 and 2024, respectively, to the noncontrolling interests in certain of our subsidiaries.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At January 31, 2025 and July 31, 2024, there were no amounts outstanding under this facility. In the six months ended January 31, 2025 and 2024, IDT Telecom borrowed and repaid an aggregate of $24.5 million and $30.6 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2025, IDT Telecom was in compliance with all of the covenants.

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

In the six months ended January 31, 2024, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock. There were no stock option exercises in the six months ended January 31, 2025.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2025, we repurchased 217,052 shares of our Class B common stock for an aggregate purchase price of $9.9 million. In the six months ended January 31, 2024, we repurchased 135,261 shares of our Class B common stock for an aggregate purchase price of $3.2 million. At January 31, 2025, 4.2 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2025 and 2024, we paid $1.5 million and $15,000, respectively, to repurchase 32,022 and 654 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Other Sources and Uses of Resources

From time to time, we consider spin-offs and other potential dispositions of certain of our subsidiaries. A spin-off may include the contribution of a significant amount of cash, cash equivalents, debt securities, and/or equity securities to the subsidiary prior to the spin-off, which would reduce our capital resources. There is no assurance that a transaction will be completed.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 21% and 23% of our consolidated revenues in the three months ended January 31, 2025 and 2024, respectively, and 21% and 25% of our consolidated revenues in the six months ended January 31, 2025 and 2024, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At January 31, 2025 and July 31, 2024, the value of our debt and equity security holdings was an aggregate of $35.7 million and $35.0 million, respectively, which represented 6% and 6% of our total assets at January 31, 2025 and July 31, 2024, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A.	Risk Factors

Except as set forth below, there are no material changes from the risk factors previously disclosed in Item 1A to Part I of our 2024 Form 10-K.

Changes to immigrant populations could negatively impact certain of our businesses.

Certain of our businesses, particularly Boss Money and Boss Revolution, rely in large part on immigrant communities in the United States and elsewhere. Migration of immigrants and their spending patterns are affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws and their enforcement, including the potential for large scale deportations, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work outside of the their countries of origin. Changes to these factors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

We may incur costs in complying with, or face exposure from the failure to comply with, laws, regulation or initiatives regarding greenhouse gas emissions or reporting of our direct and indirect emissions.

Many U.S. states and foreign jurisdictions have enacted laws and regulation mandating certain reporting related to direct and indirect greenhouse gas emission by businesses operating in those areas. Our costs to comply with any legislation, regulations or initiatives may be significant and we could be exposed to fines and penalties if we do not comply with laws and regulations that apply to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2025:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1-30, 2024	—	$—	—	4,366,072
December 1–31, 2024	164,033	$48.11	156,301	4,209,771
January 1–31, 2025	23,037	$46.29	23,037	4,186,734
Total	187,070	$47.89	179,338

(1)	Total number of shares purchased includes shares of our Class B common stock that were purchased under our repurchase program, as well as shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock. Shares tendered by employees were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

(2)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 12, 2025	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

March 12, 2025	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

