Form 10-Q
period 2025-04-30
IDT CORP
filed 2025-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of June 4, 2025, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,655,932 shares outstanding (excluding 4,872,006 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

	April 30, 2025	July 31, 2024
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$199,948	$164,557
Restricted cash and cash equivalents	123,129	90,899
Debt securities	18,683	23,438
Equity investments	5,187	5,009
Trade accounts receivable, net of allowance for credit losses of $8,416 at April 30, 2025 and $6,352 at July 31, 2024	43,084	42,215
Settlement assets, net of reserve of $1,869 at April 30, 2025 and $1,866 at July 31, 2024	25,160	22,186
Disbursement prefunding	43,381	30,736
Prepaid expenses	13,837	17,558
Other current assets	25,865	25,927

Total current assets	498,274	422,525
Property, plant, and equipment, net	38,980	38,652
Goodwill	26,454	26,288
Other intangibles, net	5,372	6,285
Equity investments	6,904	6,518
Operating lease right-of-use assets	2,013	3,273
Deferred income tax assets, net	16,106	35,008
Other assets	6,805	11,546

Total assets	$600,908	$550,095

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$17,250	$24,773
Accrued expenses	91,408	103,176
Deferred revenue	27,513	30,364
Customer funds deposits	121,765	91,893
Settlement liabilities	14,105	12,764
Other current liabilities	15,121	16,374

Total current liabilities	287,162	279,344
Operating lease liabilities	1,213	1,533
Other liabilities	1,682	2,662

Total liabilities	290,057	283,539
Commitments and contingencies
Redeemable noncontrolling interest	11,357	10,901
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2025 and July 31, 2024	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,528 and 28,177 shares issued and 23,656 and 23,684 shares outstanding at April 30, 2025 and July 31, 2024, respectively	285	282
Additional paid-in capital	307,757	303,510
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,872 and 4,493 shares of Class B common stock at April 30, 2025 and July 31, 2024, respectively	(143,853)	(126,080)
Accumulated other comprehensive loss	(19,812)	(18,142)
Retained earnings	141,753	86,580

Total IDT Corporation stockholders’ equity	286,163	246,183
Noncontrolling interests	13,331	9,472

Total equity	299,494	255,655

Total liabilities, redeemable noncontrolling interest, and equity	$600,908	$550,095

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands, except per share data)

Revenues	$301,985	$299,643	$914,901	$896,946
Direct cost of revenues	190,023	202,599	583,201	608,982

Gross profit	111,962	97,044	331,700	287,964
Operating expenses:
Selling, general and administrative (i)	72,267	68,962	214,039	200,685
Technology and development (i)	12,744	12,640	38,115	37,975
Severance	190	779	600	1,648
Other operating expense, net (see Note 10)	175	3,231	403	3,041

Total operating expenses	85,376	85,612	253,157	243,349

Income from operations	26,586	11,432	78,543	44,615
Interest income, net	1,566	1,162	4,347	3,201
Other income (expense), net	2,608	(3,273)	2,533	(6,326)

Income before income taxes	30,760	9,321	85,423	41,490
Provision for income taxes	(7,798)	(2,979)	(21,766)	(10,918)

Net income	22,962	6,342	63,657	30,572
Net income attributable to noncontrolling interests	(1,270)	(791)	(4,448)	(2,937)

Net income attributable to IDT Corporation	$21,692	$5,551	$59,209	$27,635

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.86	$0.22	$2.35	$1.10
Diluted	$0.86	$0.22	$2.34	$1.09

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,165	25,345	25,177	25,233
Diluted	25,249	25,516	25,312	25,380

(i) Stock-based compensation included in total operating expenses	$946	$2,118	$2,720	$5,375

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$22,962	$6,342	$63,657	$30,572
Other comprehensive (loss) income:
Change in unrealized loss on available-for-sale securities	59	(127)	131	77
Foreign currency translation adjustments	(272)	160	(1,801)	(128)

Other comprehensive (loss) income	(213)	33	(1,670)	(51)

Comprehensive income	22,749	6,375	61,987	30,521
Comprehensive income attributable to noncontrolling interests	(1,270)	(791)	(4,448)	(2,937)

Comprehensive income attributable to IDT Corporation	$21,479	$5,584	$57,539	$27,584

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended April 30, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JANUARY 31, 2025	$33	$282	$306,781	$(137,475)	$(19,599)	$121,573	$12,273	$283,868
Dividends declared ($0.06 per share)	—	—	—	—	—	(1,512)	—	(1,512)
Repurchases of Class B common stock through repurchase program	—	—	—	(224)	—	—	—	(224)
Restricted Class B common stock purchased from employees	—	—	—	(6,154)	—	—	—	(6,154)
Exchange of National Retail Solutions shares for Class B common stock	—	—	33	—	—	—	(33)	—
Stock-based compensation	—	3	943	—	—	—	—	946
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive loss	—	—	—	—	(213)	—	—	(213)
Net income	—	—	—	—	—	21,692	1,141	22,833
BALANCE AT APRIL 30, 2025	$33	$285	$307,757	$(143,853)	$(19,812)	$141,753	$13,331	$299,494

	Nine Months Ended April 30, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2024	$33	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655
Dividends declared ($0.16 per share)	—	—	—	—	—	(4,036)	—	(4,036)
Repurchases of Class B common stock through repurchase program	—	—	—	(10,097)	—	—	—	(10,097)
Restricted Class B common stock purchased from employees	—	—	—	(7,676)	—	—	—	(7,676)
Exchange of National Retail Solutions shares for Class B common stock	—	—	33	—	—	—	(33)	—
Stock issued to an executive officer for bonus payment	—	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	3	2,390	—	—	—	—	2,393
Distributions to noncontrolling interests	—	—	—	—	—	—	(100)	(100)
Other comprehensive loss	—	—	—	—	(1,670)	—	—	(1,670)
Net income	—	—	—	—	—	59,209	3,992	63,201
BALANCE AT APRIL 30, 2025	$33	$285	$307,757	$(143,853)	$(19,812)	$141,753	$13,331	$299,494

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY—Continued

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

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended April 30,
	2025	2024
	(in thousands)
Operating activities
Net income	$63,657	$30,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,702	15,256
Deferred income taxes	18,902	8,830
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	4,465	3,010
Stock-based compensation	2,720	5,375
Other	1,735	4,065
Change in assets and liabilities:
Trade accounts receivable	(4,649)	(9,000)
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	(8,932)	6,797
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(19,486)	(10,467)
Customer funds deposits	25,327	1,243
Deferred revenue	(3,382)	(2,903)

Net cash provided by operating activities	96,059	52,778
Investing activities
Capital expenditures	(15,507)	(13,621)
Purchase of convertible preferred stock in equity method investment	(926)	(1,513)
Purchases of debt securities and equity investments	(29,083)	(27,593)
Proceeds from maturities and sales of debt securities and redemptions of equity investments	35,005	41,527

Net cash used in investing activities	(10,511)	(1,200)
Financing activities
Dividends paid	(4,036)	(1,269)
Distributions to noncontrolling interests	(100)	(62)
Proceeds from borrowings under revolving credit facility	24,551	32,864
Repayment of borrowings under revolving credit facility.	(24,551)	(32,864)
Purchase of restricted shares of net2phone common stock	—	(3,558)
Proceeds from exercise of stock options	—	172
Repurchases of Class B common stock	(17,773)	(7,207)

Net cash used in financing activities	(21,909)	(11,924)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	3,982	(5,632)
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	67,621	34,022
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	255,456	198,823
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$323,077	$232,845

Supplemental schedule of non-cash financing activities
Shares of the Company’s Class B common stock issued to executive officers for bonus payments	$1,824	$1,495
Value of the Company’s Class B common stock exchanged for National Retail Solutions shares	$442	$6,254
Shares of the Company’s Class B common stock issued for business acquisition	$—	$100

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2025. The balance sheet at July 31, 2024 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2024, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2025 refers to the fiscal year ending July 31, 2025).

As of April 30, 2025, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.6% of the outstanding shares of National Retail Solutions (“NRS”). On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.2% of the equity of net2phone 2.0 and 79.5% of the equity of NRS.

Reclassifications

From and after August 1, 2024, the Company reclassified certain customer funds for pending money transfers in its consolidated financial statements. In the consolidated balance sheet at July 31, 2024, $8.9 million previously included in “Settlement liabilities” was reclassified to “Customer funds deposits,” and in the consolidated statements of cash flows in the nine months ended April 30, 2024, cash provided by “Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities” of $1.7 million was reclassified to cash provided by “Customer funds deposits”. These amounts were reclassified to conform to the current year’s presentation.

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

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”) that processes disbursement payments (the “Disbursement Payments VIE”), and IDT Financial Services Limited (“IDT Financial Services”), a Gibraltar-based bank.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2025
Revenues	$31,145	$38,619	$21,990	$210,231	$—	$301,985
Income (loss) from operations	6,167	4,311	1,372	17,348	(2,612)	26,586
Depreciation and amortization	(1,038)	(703)	(1,605)	(1,852)	(14)	(5,212)

Three Months Ended April 30, 2024
Revenues	$25,712	$31,526	$20,677	$221,728	$—	$299,643
Income (loss) from operations	4,768	(553)	476	12,467	(5,726)	11,432
Depreciation and amortization	(819)	(723)	(1,574)	(1,978)	(17)	(5,111)

Nine Months Ended April 30, 2025
Revenues	$94,483	$112,527	$65,099	$642,792	$—	$914,901
Income (loss) from operations	21,907	10,644	3,476	51,088	(8,572)	78,543
Depreciation and amortization	(2,993)	(2,195)	(4,738)	(5,729)	(47)	(15,702)

Nine Months Ended April 30, 2024
Revenues	$74,930	$86,076	$60,957	$674,983	$—	$896,946
Income (loss) from operations	15,578	(2,673)	836	42,491	(11,617)	44,615
Depreciation and amortization	(2,330)	(2,141)	(4,565)	(6,155)	(65)	(15,256)

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
National Retail Solutions	$31,145	$25,712	$94,483	$74,930

BOSS Money	34,411	27,593	101,608	76,871
Other	4,208	3,933	10,919	9,205

Total Fintech	38,619	31,526	112,527	86,076

net2phone	21,990	20,677	65,099	60,957

IDT Digital Payments	102,620	101,608	309,333	301,313
BOSS Revolution	51,733	63,196	161,882	201,021
IDT Global	50,044	50,067	153,701	150,843
Other	5,834	6,857	17,876	21,806

Total Traditional Communications	210,231	221,728	642,792	674,983

Total	$301,985	$299,643	$914,901	$896,946

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2025
United States	$31,145	$37,278	$12,758	$157,577	$238,758
Outside the United States:
United Kingdom	—	—	—	45,858	45,858
Other	—	1,341	9,232	6,796	17,369

Total outside the United States	—	1,341	9,232	52,654	63,227

Total	$31,145	$38,619	$21,990	$210,231	$301,985

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2024
United States	$25,712	$30,469	$11,330	$166,093	$233,604
Outside the United States:
United Kingdom	—	—	—	48,441	48,441
Other	—	1,057	9,347	7,194	17,598

Total outside the United States	—	1,057	9,347	55,635	66,039

Total	$25,712	$31,526	$20,677	$221,728	$299,643

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2025
United States	$94,483	$108,786	$37,534	$481,752	$722,555
Outside the United States:
United Kingdom	—	—	—	139,604	139,604
Other	—	3,741	27,565	21,436	52,742

Total outside the United States	—	3,741	27,565	161,040	192,346

Total	$94,483	$112,527	$65,099	$642,792	$914,901

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2024
United States	$74,930	$83,204	$32,718	$492,935	$683,787
Outside the United States:
United Kingdom	—	—	—	157,673	157,673
Other	—	2,872	28,239	24,375	55,486

Total outside the United States	—	2,872	28,239	182,048	213,159

Total	$74,930	$86,076	$60,957	$674,983	$896,946

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of April 30, 2025. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending April 30:
2026	$8,713	$41,738	$50,451
2027	7,279	22,163	29,442
Thereafter	7,391	8,340	15,731

Total	$23,383	$72,241	$95,624

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

The following table presents information about the Company’s contract liability balance:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Revenue recognized in the period from amounts included in the contract liability balance at the beginning of the period	$12,180	$15,231	$17,801	$20,477

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

The Company’s deferred customer contract acquisition costs were as follows:

	April 30, 2025	July 31, 2024
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$6,543	$4,823
Deferred customer contract acquisition costs included in “Other assets”	4,782	4,276

Total	$11,325	$9,099

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,401	$1,167	$4,334	$3,576

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms of less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$588	$746	$1,779	$2,238
Short-term lease cost	300	311	806	770

Total lease cost	$888	$1,057	$2,585	$3,008

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$611	$738	$1,838	$2,253

	April 30, 2025	July 31, 2024
Weighted-average remaining lease term-operating leases	2.8 years	2.6 years

Weighted-average discount rate-operating leases	5.6%	5.6%

In the nine months ended April 30, 2025 and 2024, the Company obtained right-of-use assets of $0.4 million and $0.9 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	April 30, 2025	July 31, 2024
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$875	$1,866
Operating lease liabilities included in noncurrent liabilities	1,213	1,533

Total	$2,088	$3,399

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending April 30:
2026	$966
2027	679
2028	327
2029	192
2030	112
Thereafter	—

Total lease payments	2,276
Less imputed interest	(188)

Total operating lease liabilities	$2,088

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equal the total of the same amounts reported in the consolidated statements of cash flows:

	April 30, 2025	July 31, 2024
	(in thousands)
Cash and cash equivalents	$199,948	$164,557
Restricted cash and cash equivalents	123,129	90,899

Total cash, cash equivalents, and restricted cash and cash equivalents	$323,077	$255,456

Restricted cash and cash equivalents included the following:

	April 30, 2025	July 31, 2024
	(in thousands)
IDT Financial Services (Gibraltar)	$110,373	$83,284
Disbursement Payments VIE	12,597	7,426
Other	159	189

Total restricted cash and cash equivalents	$123,129	$90,899

Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction. In addition, the Disbursement Payments VIE is contractually required to use customer funds only for the customers’ pending money disbursements.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
April 30, 2025:
U.S. Treasury bills and notes	$13,833	$—	$(31)	$13,802
Government sponsored enterprise notes	1,617	—	—	1,617
Corporate bonds	3,482	2	(220)	3,264

Total	$18,932	$2	$(251)	$18,683

July 31, 2024:
U.S. Treasury bills and notes	$16,641	$10	$(66)	$16,585
Government sponsored enterprise notes	3,356	—	(3)	3,353
Corporate bonds	3,821	1	(322)	3,500

Total	$23,818	$11	$(391)	$23,438

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of April 30, 2025, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of April 30, 2025 and July 31, 2024, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $18.3 million and $10.3 million in the three months ended April 30, 2025 and 2024, respectively, and $35.0 million and $41.5 million in the nine months ended April 30, 2025 and 2024, respectively. In the three and nine months ended April 30, 2025, the realized gains and realized losses from sales of debt securities were not significant. There were no realized gains or realized losses from sales of debt securities in the three and nine months ended April 30, 2024. The Company uses the specific identification method in computing the realized gains and realized losses on the sales of debt securities.

The contractual maturities of the Company’s available-for-sale debt securities at April 30, 2025 were as follows:

Fair Value
(in thousands)
Within one year	$15,585
After one year through five years	2,592
After five years through ten years	477
After ten years	29

Total	$18,683

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2025:
U.S. Treasury bills and notes	$31	$12,455
Corporate bonds	220	3,062

Total	$251	$15,517
July 31, 2024:
U.S. Treasury bills and notes	$66	$12,936
Government sponsored enterprise notes	3	2,634
Corporate bonds	322	3,310

Total	$391	$18,880

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
April 30, 2025:
U.S. Treasury bills and notes	$16	$271
Corporate bonds	218	2,984

Total	$234	$3,255

July 31, 2024:
U.S. Treasury bills and notes	$60	$4,827
Corporate bonds	307	3,209

Total	$367	$8,036

Note 7—Equity Investments

Equity investments consist of the following:

	April 30, 2025	July 31, 2024
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2025 and July 31, 2024	$102	$153
Rafael Holdings, Inc. (“Rafael”) Class B common stock, 278,810 shares at April 30, 2025 and July 31, 2024	441	416
Other marketable equity securities	106	70
Fixed income mutual funds	4,538	4,370

Current equity investments	$5,187	$5,009

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$902	$695
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	877
Convertible preferred stock—equity method investment	258	1,338
Hedge funds	3,019	2,883
Other	2,725	725

Noncurrent equity investments	$6,904	$6,518

Howard S. Jonas, the Chairman of the Company and the Chairman of the Company’s Board of Directors is also the Vice-Chairman of the Board of Directors of Zedge, Inc. and the Chairman of the Board of Directors, Executive Chairman, Chief Executive Officer, and President of Rafael.

In June 2025, pursuant to Rafael’s rights offering that was announced on April 29, 2025, the Company purchased 168,122 shares of Rafael Class B common stock for an aggregate of $0.2 million.

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$1,161	$1,719	$964	$1,632
Adjustment for observable transactions involving a similar investment from the same issuer	10	(25)	207	162
Upward adjustment	—	—	—	130
Redemption	—	—	—	(230)
Impairments	—	—	—	—

Balance, end of the period	$1,171	$1,694	$1,171	$1,694

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

In addition, in the nine months ended April 30, 2024, in connection with the acquisition of Regal Bancorp by SR Bancorp, the Company received cash of $0.2 million in exchange for shares of Regal Bancorp common stock it held.

Unrealized gains (losses) for all equity investments measured at fair value included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Net gains (losses) recognized during the period on equity investments	$359	$(78)	$1,133	$(280)
Less: net gains recognized during the period on equity investments sold during the period	—	—	—	130

Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$359	$(78)	$1,133	$(410)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Unrealized (losses) gains recognized during the period on equity investments:
Rafael Class B common stock	$(134)	$(61)	$25	$(115)

Zedge Class B common stock	$(12)	$(36)	$(51)	$13

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of both April 30, 2025 and July 31, 2024, the Company’s ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$752	$1,932	$1,338	$2,784
Purchase of convertible preferred stock	253	504	926	1,513
Equity in the net loss of investee	(405)	(529)	(978)	(1,704)
Amortization of equity method basis difference	(342)	(342)	(1,028)	(1,028)

Balance, end of the period	$258	$1,565	$258	$1,565

In February 2025, the Company entered into a loan agreement with the EMI for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In February 2025, the Company loaned the EMI $0.5 million under the revolving credit facility. In May 2025, the Company loaned the EMI an additional $0.4 million under the revolving credit facility.

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
April 30, 2025
Debt securities	$13,802	$4,881	$—	$18,683
Equity investments included in current assets	5,187	—	—	5,187
Equity investments included in noncurrent assets	—	2,500	902	3,402

Total	$18,989	$7,381	$902	$27,272

Acquisition consideration included in:
Other current liabilities	$—	$—	$(296)	$(296)
Other noncurrent liabilities	—	—	(610)	(610)

Total	$—	$—	$(906)	$(906)

July 31, 2024
Debt securities	$16,585	$6,853	$—	$23,438
Equity investments included in current assets	5,009	—	—	5,009
Equity investments included in noncurrent assets	—	1,377	695	2,072

Total	$21,594	$8,230	$695	$30,519

Acquisition consideration included in:
Other current liabilities	$—	$—	$(222)	$(222)
Other noncurrent liabilities	—	—	(684)	(684)

Total	$—	$—	$(906)	$(906)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At April 30, 2025 and July 31, 2024, the Company had $3.0 million and $2.9 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$892	$1,450	$695	$1,263
Total gains (losses) included in “Other income (expense), net”	10	(25)	207	162

Balance, end of period	$902	$1,425	$902	$1,425

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Balance, beginning of period	$906	$4,517	$906	$4,805
Payments	—	(1,650)	—	(1,864)
Total (gains) losses included in:
“Other operating expense, net”	—	—	—	(73)
Interest expense included in “Interest income, net”	—	45	—	45
“Foreign currency translation adjustment”	—	—	—	(1)

Balance, end of period	$906	$2,912	$906	$2,912

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

In the nine months ended April 30, 2024, the Company paid an aggregate of $1.9 million in contingent consideration related to a prior acquisition, which included 2,679 shares of the Company’s Class B common stock with an issue date value of $0.1 million. In addition, in the nine months ended April 30, 2024, the Company recorded a gain on the write-off of a contingent consideration payment obligation, which was included in “Other operating expense, net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At April 30, 2025 and July 31, 2024, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At April 30, 2025 and July 31, 2024, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

The Company is the primary beneficiary of the Disbursement Payments VIE. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the Disbursement Payments VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the Disbursement Payments VIE that could potentially be significant to it. As a result, the Company consolidates the Disbursement Payments VIE. The Company does not currently own any interest in the Disbursement Payments VIE and thus the net income incurred by the Disbursement Payments VIE was attributed to noncontrolling interests in the accompanying consolidated statements of income.

The Disbursement Payments VIE’s net income and aggregate funding provided by (repaid to) the Company were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Net income of the Disbursement Payments VIE	$187	$301	$537	$275

Aggregate funding provided by (repaid to) the Company, net	$109	$(110)	$368	$127

The Disbursement Payments VIE’s summarized consolidated balance sheet amounts are as follows:

	April 30, 2025	July 31, 2024
	(in thousands)
Assets:
Cash and equivalents	$2,913	$2,626
Restricted cash	12,597	7,426
Trade accounts receivable, net	176	74
Disbursement prefunding	1,425	2,587
Prepaid expenses	233	258
Other current assets	238	294
Property, plant, and equipment, net	195	179
Other intangibles, net	470	584

Total assets	$18,247	$14,028

Liabilities and noncontrolling interests:
Trade accounts payable	$—	$4
Accrued expenses	209	124
Customer funds deposits	12,421	9,195
Due to the Company	609	241
Accumulated other comprehensive income	34	27
Noncontrolling interests	4,974	4,437

Total liabilities and noncontrolling interests	$18,247	$14,028

The Disbursement Payments VIE’s assets may only be used to settle the Disbursement Payments VIE’s obligations and may not be used for other consolidated entities. The Disbursement Payments VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Expense, Net

The following table summarizes the other operating (expense) gain, net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$—	$(3,157)	$(7)	$(5,921)
Corporate—Straight Path Communications Inc. class action insurance claims	—	—	—	2,869
Corporate—other	—	—	—	12
Fintech—write-off of intangible asset	—	(74)	—	(74)
net2phone—write-off of equipment	(212)	—	(400)	—
net2phone—write-off of contingent consideration liability	—	—	—	73
Traditional Communications—other	37	—	4	—

Total other operating expense, net	$(175)	$(3,231)	$(403)	$(3,041)

Straight Path Communications Inc. Class Action

As discussed in Note 16, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action. In fiscal 2024, the Company received the final payment from its insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, the Company filed its answering brief to the appeal. The Supreme Court of the State of Delaware has scheduled oral argument for July 2025.

Write-off of Contingent Consideration Liability

In the nine months ended April 30, 2024, the Company recognized a gain on the write-off of a contingent consideration payment obligation in its net2phone segment.

Note 11—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2025 and July 31, 2024, there were no amounts outstanding under this facility. In the nine months ended April 30, 2025 and 2024, IDT Telecom borrowed and repaid an aggregate of $24.6 million and $32.9 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2025 and July 31, 2024, IDT Telecom was in compliance with all of the covenants.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$129	$98	$456	$319

Note 13—Equity

Dividend Payments

In March 2025, the Company’s Board of Directors increased the Company’s quarterly cash dividend on the Company’s Class A and Class B common stock to $0.06 per share from $0.05 per share. In the nine months ended April 30, 2025 and 2024, the Company paid aggregate cash dividends of $0.16 and $0.05 per share, respectively, on the Company’s Class A and Class B common stock. In the nine months ended April 30, 2025 and 2024, the Company paid aggregate cash dividends of $4.0 million and $1.3 million, respectively.

In May 2025, the Company’s Board of Directors declared a cash dividend on the Company’s Class A and Class B common stock of $0.06 per share payable on or about June 18, 2025 to stockholders of record on June 9, 2025.

Deferred Stock Units Equity Incentive Program

On November 30, 2022, the Company adopted an equity incentive program (under its 2015 Stock Option and Incentive Plan) in the form of grants of deferred stock units (“DSUs”) that, upon vesting, entitled the grantees to receive shares of the Company’s Class B common stock. The number of shares issuable on each vesting date varies between 50% to 200% of the number of DSUs that vested on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors of $25.45 per share (which was based on the market price at the time of the initial grants under this program). On February 25, 2025, in accordance with the program and based on certain elections made by grantees, the Company issued 276,960 shares of its Class B common stock for vested DSUs.

Exchange of NRS Equity for Shares of the Company’s Class B Common Stock and Cash

In June 2024, the Company initiated a tender offer to purchase 10% of each qualified holder’s outstanding DSUs that are to be settled in shares of NRS common stock (“NRS DSUs”) in exchange for cash or shares (depending on the number of NRS DSUs held by each holder) of the Company’s Class B common stock. In July 2024, certain qualified holders tendered and sold NRS DSUs to the Company, and, as a condition of the tender offer, each NRS DSU seller granted to the Company an option, exercisable in the Company’s sole discretion for a period of one year, to purchase additional NRS DSUs at the same purchase price. In addition, in July 2024, certain holders of shares of NRS’ Class B common stock sold shares to the Company, and, each of these sellers granted to the Company an option, exercisable in the Company’s sole discretion for a period of one year, to purchase additional shares of NRS’ Class B common stock with the purchase price to be paid in shares of the Company’s Class B common stock with a value based on an average closing price of the Company’s Class B common stock at the time of the exercise notice.

In April 2025, the Company exercised its rights and purchased an aggregate of 209,317 additional NRS DSUs and 142,500 additional shares of NRS’ Class B common stock. The NRS DSUs and shares represented an aggregate of 0.2% of NRS’ outstanding capital stock on a fully diluted basis. The NRS DSUs and shares were exchanged for an aggregate of 17,584 shares of the Company’s Class B common stock that were issued in April 2025, and cash of $0.1 million, with an aggregate value of $1.0 million based on agreed-upon valuations of the NRS DSUs and NRS Class B common stock and the average price of the Company’s Class B common stock during the 10 days immediately before the notice of the additional exercise. The Company accounted for the exchange of NRS’ Class B common stock for shares of the Company’s Class B common stock as an equity transaction and recorded a decrease in “Noncontrolling interests” and an increase in “Additional paid-in capital” of $33,000, based on the carrying amount of the 0.1% noncontrolling interest in NRS. The Company accounted for the exchange of NRS’ DSUs for shares of the Company’s Class B common stock and cash as compensation expense and recorded stock-based compensation expense of $0.5 million based on the closing price of the shares of the Company’s Class B common stock on the date prior to the date that the shares were issued plus the cash paid.

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

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2025, the Company repurchased 221,823 shares of its Class B common stock for an aggregate purchase price of $10.1 million. In the nine months ended April 30, 2024, the Company repurchased 204,107 shares of its Class B common stock for an aggregate purchase price of $5.7 million. At April 30, 2025, 4.2 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2025 and 2024, the Company paid $7.7 million and $1.5 million, respectively, to repurchase 157,180 and 41,994 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants and a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In fiscal 2024, two of these milestones were achieved, for which the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in the three months ended April 30, 2024 with an issue date value of $1.5 million, and the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in the three months ended October 31, 2024 with an issue date value of $1.8 million. In the three months ended April 30, 2025, the Company accrued $1.0 million in connection with the achievement of an additional milestone.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Basic weighted-average number of shares	25,165	25,345	25,177	25,233
Effect of dilutive securities:
Stock options	—	—	—	1
Non-vested restricted Class B common stock	84	171	135	146
Diluted weighted-average number of shares	25,249	25,516	25,312	25,380

There were no shares excluded from the calculation of diluted earnings per share in the three and nine months ended April 30, 2025 and 2024.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2024	$(380)	$(17,762)	$(18,142)
Other comprehensive income (loss) attributable to IDT Corporation	131	(1,801)	(1,670)
Balance, April 30, 2025	$(249)	$(19,563)	$(19,812)

Note 16—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. That action was consolidated with a similar action that was initiated by The Arbitrage Fund. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. On August 28, 2017, the Plaintiffs filed an amended complaint. The trial was held in August and December 2022, and closing arguments were presented on May 3, 2023. On October 3, 2023, the Court of Chancery issued a Memorandum Decision (the “Post-Trial Decision”) dismissing all claims against the Company, and finding that, contrary to the plaintiffs’ allegations, the class suffered no damages. On July 22, 2024, oral argument was held in the Court of Chancery on the plaintiff’s post-trial application for attorney’s fees. On October 29, 2024, the Court of Chancery issued a Memorandum Opinion denying plaintiff’s request for attorney’s fees (the “Attorney’s Fee Decision”). On December 16, 2024, the Court of Chancery issued a Final Order and Judgment, embodying the Post-Trial Decision and Attorney’s Fee Decision. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, the Company filed its answering brief to the appeal. The Supreme Court of the State of Delaware has scheduled oral argument for July 2025.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At April 30, 2025 and July 31, 2024, the Company’s accrued expenses included $21.3 million and $25.9 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At April 30, 2025, the Company had purchase commitments of $16.0 million primarily for services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At April 30, 2025 and July 31, 2024, the Company had aggregate performance bonds outstanding of $34.9 million and $32.4 million, respectively.

Note 17—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2025	2024	2025	2024
	(in thousands)
Foreign currency transaction gains (losses)	$2,925	$(2,302)	$3,344	$(3,291)
Equity in net loss of investee	(747)	(871)	(2,006)	(2,732)
Gains (losses) on investments, net	359	(78)	1,133	(280)
Other	71	(22)	62	(23)
Total other income (expense), net	$2,608	$(3,273)	$2,533	$(6,326)

Note 18—Income Taxes

As of April 30, 2025, the Company’s best estimate of the effective tax rate expected to be applicable for fiscal 2025 was 25.5% compared to 28.2% at July 31, 2024. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Defined Contribution Plan

The Company maintains a 401(k) Plan available to all U.S.-based employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The Company contributed cash of $1.1 million in the three and nine months ended April 30, 2025 and 2024 to the Company’s 401(k) Plan for matching contributions.

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

As of April 30, 2025, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.6% of the outstanding shares of National Retail Solutions, or NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.2% of the equity of net2phone 2.0 and 79.5% of the equity of NRS.

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

Three and Nine Months Ended April 30, 2025 Compared to Three and Nine Months Ended April 30, 2024

National Retail Solutions Segment

NRS, which represented 10.3% and 8.6% of our total revenues in the three months ended April 30, 2025 and 2024, respectively, and 10.3% and 8.4% of our total revenues in the nine months ended April 30, 2025 and 2024, respectively, is an operator of a nationwide POS network providing independent retailers with store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
Recurring	$29.4	$24.0	$5.4	22.9%	$90.0	$70.2	$19.8	28.2%
Other	1.7	1.7	—	(2.9)	4.5	4.7	(0.2)	(4.6)
Total revenues	31.1	25.7	5.4	21.1	94.5	74.9	19.6	26.1
Direct cost of revenues	(2.7)	(3.6)	(0.9)	(24.3)	(8.2)	(9.5)	(1.3)	(14.7)
Gross profit	28.4	22.1	6.3	28.4	86.3	65.4	20.9	32.0
Selling, general and administrative	(20.0)	(15.6)	4.4	27.8	(58.0)	(44.5)	13.5	30.4
Technology and development	(2.2)	(1.7)	0.5	32.5	(6.4)	(5.3)	1.1	20.7
Income from operations	$6.2	$4.8	$1.4	29.3%	$21.9	$15.6	$6.3	40.6%
Gross margin percentage	91.3%	86.1%	5.2%		91.4%	87.3%	4.1%

	April 30,		Change
	2025	2024	#	%
	(in thousands)
Active POS terminals	35.6	30.3	5.3	18%
Payment processing accounts	25.5	19.5	6.0	31%

Revenues. Revenues increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to the decreases in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in sales commissions, bad debt expense, employee compensation, and stock-based compensation. The increase in bad debt expense was related to a large programmatic advertising partner. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense increased to 64.2% from 60.9% in the three months ended April 30, 2025 and 2024, respectively, and increased to 61.4% from 59.4% in the nine months ended April 30, 2025 and 2024, respectively.

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in employee compensation and depreciation and amortization expense, partially offset by a decrease in consulting expense.

Fintech Segment

Fintech, which represented 12.8% and 10.5% of our total revenues in the three months ended April 30, 2025 and 2024, respectively, and 12.3% and 9.6% of our total revenues in the nine months ended April 30, 2025 and 2024, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity, or VIE, that processes disbursement payments, or the Disbursement Payments VIE, and IDT Financial Services Limited, or IDT Financial Services, a Gibraltar-based bank.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
BOSS Money	$34.4	$27.6	$6.8	24.7%	$101.6	$76.9	$24.7	32.2%
Other	4.2	3.9	0.3	7.0	10.9	9.2	1.7	18.6
Total revenues	38.6	31.5	7.1	22.5	112.5	86.1	26.4	30.7
Direct cost of revenues	(16.0)	(14.2)	1.8	12.6	(46.7)	(37.9)	8.8	23.3
Gross profit	22.6	17.3	5.3	30.6	65.8	48.2	17.6	36.6
Selling, general and administrative	(16.1)	(15.3)	0.8	5.2	(48.4)	(43.7)	4.7	10.6
Technology and development	(2.2)	(2.5)	(0.3)	(11.9)	(6.8)	(7.1)	(0.3)	(4.0)
Other operating expense	—	(0.1)	(0.1)	(100.0)	—	(0.1)	(0.1)	(100.0)
Income (loss) from operations	$4.3	$(0.6)	$4.9	879.3%	$10.6	$(2.7)	$13.3	498.2%
Gross margin percentage	58.5%	54.9%	3.6%		58.5%	56.0%	2.5%

Revenues. Revenues from BOSS Money increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily because of increased transactions at BOSS Money, which included increases in both its digital and retail channel transactions.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to an increase in BOSS Money’s direct cost of revenues, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in debit and credit card processing charges, employee compensation, and bank fees. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 41.5% from 48.4% in the three months ended April 30, 2025 and 2024, respectively, and to 43.0% from 50.8% in the nine months ended April 30, 2025 and 2024, respectively.

Technology and Development. Technology and development expense decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in employee compensation expense.

net2phone Segment

The net2phone segment, which represented 7.3% and 6.9% of our total revenues in the three months ended April 30, 2025 and 2024, respectively, and 7.1% and 6.8% of our total revenues in the nine months ended April 30, 2025 and 2024, respectively, is comprised of net2phone’s integrated cloud communications and contact center services.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
Subscription	$21.5	$20.1	$1.4	7.4%	$63.5	$57.9	$5.6	9.8%
Other	0.5	0.6	(0.1)	(25.9)	1.6	3.1	(1.5)	(48.6)
Total revenues	22.0	20.7	1.3	6.4	65.1	61.0	4.1	6.8
Direct cost of revenues	(4.5)	(4.3)	0.2	4.2	(13.5)	(12.7)	0.8	6.3
Gross profit	17.5	16.4	1.1	6.9	51.6	48.3	3.3	6.9
Selling, general and administrative	(13.0)	(13.0)	—	(0.3)	(39.1)	(39.5)	(0.4)	(0.9)
Technology and development	(2.9)	(2.8)	0.1	4.8	(8.6)	(8.0)	0.6	8.6
Severance	—	(0.1)	(0.1)	(100.0)	—	(0.1)	(0.1)	(100.0)
Other operating (expense) gain, net	(0.2)	—	0.2	nm	(0.4)	0.1	0.5	647.7
Income from operations	$1.4	$0.5	$0.9	188.0%	$3.5	$0.8	$2.7	315.6%
Gross margin percentage	79.6%	79.2%	0.4%		79.3%	79.2%	0.1%

nm—not meaningful

	April 30,		Change
	2025	2024	#	%
	(in thousands)
Seats served	415	384	31	8%

Revenues. net2phone’s revenues increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 driven primarily by the growth in subscription revenue, most significantly in the U.S., and from its contact center services, which reflected the increase in seats served at April 30, 2025 compared to April 30, 2024.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to the increase in revenues, with the largest increase in the U.S. market. net2phone’s revenue growth exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense slightly decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in marketing expense and bad debt expense, partially offset by increases in sales commissions. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 59.1% from 63.1% in the three months ended April 30, 2025 and 2024, respectively, and to 60.1% from 64.7% in the nine months ended April 30, 2025 and 2024, respectively.

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in employee compensation and cloud services expenses.

Other Operating (Expense) Gain, net. In the three and nine months ended April 30, 2025, net2phone recorded expense of $0.2 million and $0.4 million, respectively, for equipment that was taken out of service. In the nine months ended April 30, 2024, net2phone recognized a gain of $0.1 million on the write-off of a contingent consideration payment obligation.

Traditional Communications Segment

The Traditional Communications segment, which represented 69.6% and 74.0% of our total revenues in the three months ended April 30, 2025 and 2024, respectively, and 70.3% and 75.2% of our total revenues in the nine months ended April 30, 2025 and 2024, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2025	2024	$/#	%	2025	2024	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$102.6	$101.6	$1.0	1.0%	$309.3	$301.3	$8.0	2.7%
BOSS Revolution	51.7	63.2	(11.5)	(18.1)	161.9	201.1	(39.2)	(19.5)
IDT Global	50.1	50.1	—	—	153.7	150.8	2.9	1.9
Other	5.8	6.8	(1.0)	(14.9)	17.9	21.8	(3.9)	(18.0)
Total revenues	210.2	221.7	(11.5)	(5.2)	642.8	675.0	(32.2)	(4.8)
Direct cost of revenues	(166.8)	(180.5)	(13.7)	(7.6)	(514.9)	(548.9)	(34.0)	(6.2)
Gross profit	43.4	41.2	2.2	5.3	127.9	126.1	1.8	1.4
Selling, general and administrative	(20.5)	(22.7)	(2.2)	(9.5)	(60.0)	(64.7)	(4.7)	(7.3)
Technology and development	(5.4)	(5.6)	(0.2)	(4.3)	(16.2)	(17.6)	(1.4)	(7.7)
Severance	(0.2)	(0.4)	(0.2)	(58.1)	(0.6)	(1.3)	(0.7)	(53.5)
Income from operations	$17.3	$12.5	$4.8	39.2%	$51.1	$42.5	$8.6	20.2%
Gross margin percentage	20.7%	18.6%	2.1%		19.9%	18.7%	1.2%

Minutes of use:
BOSS Revolution	310	418	(108)	(26.0)%	1,011	1,372	(361)	(26.3)%
IDT Global	1,407	1,400	7	0.5	4,195	4,239	(44)	(1.0)

Revenues. Revenues from IDT Digital Payments increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to increases in revenues from the direct-to-consumer and enterprise and wholesale channels, partially offset by a decrease in revenues from the retail channel.

Revenues and minutes of use from BOSS Revolution decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024. BOSS Revolution continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues from IDT Global were substantially unchanged in the three months ended April 30, 2025 compared to the similar period in fiscal 2024, and revenues slightly increased in the nine months ended April 30, 2025 compared to the similar period in fiscal 2024. IDT Global’s minutes of use slightly increased in the three months ended April 30, 2025 compared to the similar period in fiscal 2024, and minutes of use decreased in the nine months ended April 30, 2025 compared to the similar period in fiscal 2024. IDT Global mitigated the impacts of the ongoing industry-wide declines in paid-minute voice through a traffic mix shift to higher margin routes and new service offerings. However, we expect IDT Global to continue to be adversely impacted by these trends, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to the decreases in BOSS Revolution’s minutes of use and direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in stock-based compensation, sales commissions, and debit and credit card processing charges, partially offset by an increase in legal fees. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 9.8% from 10.2% in the three months ended April 30, 2025 and 2024, respectively, and decreased to 9.3% from 9.6% in the nine months ended April 30, 2025 and 2024, respectively.

Technology and Development. Technology and development expense decreased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily due to decreases in employee compensation, cloud services expense, and depreciation and amortization expense.

Severance Expense. In the three months ended April 30, 2025 and 2024, Traditional Communications incurred severance expense of $0.2 million and $0.4 million, respectively, and in the nine months ended April 30, 2025 and 2024, Traditional Communications incurred severance expense of $0.6 million and $1.3 million, respectively.

Corporate

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)
General and administrative	$(2.6)	$(2.3)	$(0.3)	(15.6%	$(8.6)	$(8.3)	$(0.3)	(3.2%
Severance	—	(0.2)	0.2	100.0	—	(0.3)	0.3	100.0
Other operating expense, net	—	(3.2)	3.2	100.0	—	(3.0)	3.0	99.8
Loss from operations	$(2.6)	$(5.7)	$3.1	54.4%	$(8.6)	$(11.6)	$3.0	26.2%

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

General and Administrative. Corporate general and administrative expense increased in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 primarily because of an increase in employee compensation. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.9% and 0.8% in the three months ended April 30, 2025 and 2024, respectively, and 0.9% and 0.9% in the nine months ended April 30, 2025 and 2024, respectively.

Other Operating Expense, net. As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path Communications Inc., or Straight Path. We incurred legal fees of nil and $3.2 million in the three months ended April 30, 2025 and 2024, respectively, and $7,000 and $5.9 million in the nine months ended April 30, 2025 and 2024, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of nil and nil in the three months ended April 30, 2025 and 2024, respectively, and nil and $2.9 million in the nine months ended April 30, 2025 and 2024, respectively. In fiscal 2024, we received the final payment from our insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, we filed our answering brief to the appeal. The Supreme Court of the State of Delaware has scheduled oral argument for July 2025.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $0.9 million and $2.1 million in the three months ended April 30, 2025 and 2024, respectively, and $2.7 million and $5.4 million in the nine months ended April 30, 2025 and 2024, respectively. The decrease in stock-based compensation expense was primarily due to a decrease in expense related to certain equity grants made in fiscal 2024 to Bill Pereira, our President and Chief Operating Officer, and a decrease in stock-based compensation expense from the grant of deferred stock units, or DSUs, that entitle the grantees to receive shares of our Class B common stock. As of April 30, 2025, there was $0.5 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in October 2027.

On February 25, 2025, in accordance with the program and based on certain elections made by grantees, we issued 276,960 shares of our Class B common stock for vested DSUs.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. As of April 30, 2025, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.4 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

As of April 30, 2025, there was an aggregate of $0.6 million in unrecognized compensation cost related to non-vested stock options and restricted stock, which is expected to be recognized over the remaining vesting periods that end in fiscal 2028.

	Three months ended April 30,		Change		Nine months ended April 30,		Change
	2025	2024	$	%	2025	2024	$	%
	(in millions)
Income from operations	$26.6	$11.4	$15.2	132.6%	$78.5	$44.6	$33.9	76.0%
Interest income, net	1.6	1.3	0.3	34.8	4.3	3.1	1.2	35.8
Other income (expense), net	2.6	(3.3)	5.9	179.7	2.5	(6.3)	8.8	140.0
Provision for income taxes	(7.8)	(3.0)	(4.8)	(161.8)	(21.7)	(10.9)	(10.8)	(99.4)

Net income	23.0	6.4	16.6	262.1	63.6	30.5	33.1	108.2
Net income attributable to noncontrolling interests	(1.3)	(0.8)	(0.5)	(60.6)	(4.4)	(2.9)	(1.5)	(51.4)

Net income attributable to IDT Corporation	$21.7	$5.6	$16.1	290.8%	$59.2	$27.6	$31.6	114.3%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended April 30,		Nine months ended April 30,
	2025	2024	2025	2024
	(in millions)
Foreign currency transaction gains (losses)	$2.9	$(2.3)	$3.3	$(3.3)
Equity in the net loss of investee	(0.7)	(0.9)	(2.0)	(2.7)
Gains (losses) on investments, net	0.3	(0.1)	1.1	(0.3)
Other	0.1	—	0.1	—
Total	$2.6	$(3.3)	$2.5	$(6.3)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of both April 30, 2025 and 2024, our ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2025 compared to the similar periods in fiscal 2024 was primarily due to increases in net income attributable to the noncontrolling interests in net2phone 2.0, NRS, and Sochitel.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2025 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2026.

At April 30, 2025, we had cash, cash equivalents, debt securities, and current equity investments of $223.8 million and working capital (current assets in excess of current liabilities) of $211.1 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at April 30, 2025:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$16.0	$4.5	$8.8	$2.7	$—
Connectivity obligations under service agreements	1.8	1.0	0.8	—	—
Operating leases including short-term leases	3.0	1.6	1.1	0.3	—
Total (1)	$20.8	$7.1	$10.7	$3.0	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $34.9 million in performance bonds, and up to $2.7 million for potential contingent consideration payments related to a business acquisition, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Nine months ended April 30,
	2025	2024
	(in millions)
Cash flows provided by (used in):
Operating activities	$96.1	$52.7
Investing activities	(10.5)	(1.2)
Financing activities	(21.9)	(11.9)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	3.9	(5.6)
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$67.6	$34.0

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, generally trade accounts receivable and trade accounts payable. The increase in net cash provided by operating activities to $96.1 million in the nine months ended April 30, 2025 from $52.7 in the nine months ended April 30, 2024 predominantly reflects the timing of disbursement prefunding payments to cover anticipated BOSS Money weekly remittance activity.

Gross trade accounts receivable increased to $51.5 million at April 30, 2025 from $48.6 million at July 31, 2024 primarily due to amounts billed in the nine months ended April 30, 2025 that were greater than collections during the period.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $27.5 million at April 30, 2025 from $30.4 million at July 31, 2024 primarily due to decreases in BOSS Revolution’s and traditional calling cards’ deferred revenue balances.

Customer funds deposits liabilities increased to $121.8 million at April 30, 2025 from $91.9 million at July 31, 2024. Our restricted cash and cash equivalents included an aggregate of $123.0 million and $90.7 million at April 30, 2025 and July 31, 2024, respectively, held by IDT Financial Services and the Disbursement Payments VIE for these customer funds.

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

As discussed in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary, Straight Path. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiff’s allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, we filed our answering brief to the appeal. The Supreme Court of the State of Delaware has scheduled oral argument for July 2025.

Investing Activities

Our capital expenditures were $15.5 million and $13.6 million in the nine months ended April 30, 2025 and 2024, respectively. We currently anticipate that total capital expenditures in the twelve-month period ending April 30, 2026 will be $18 million to $21 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In the nine months ended April 30, 2025 and 2024, each of the EMI’s shareholders, including us, purchased additional shares of the EMI’s convertible preferred stock. We paid an aggregate of $0.9 million and $1.5 million in the nine months ended April 30, 2025 and 2024, respectively, to purchase additional shares. In addition, in February 2025, we entered into a loan agreement with the EMI for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In February 2025, we loaned the EMI $0.5 million under the revolving credit facility. In May 2025, we loaned the EMI an additional $0.4 million under the revolving credit facility.

Purchases of debt securities and equity investments were $29.1 million and $27.6 million in the nine months ended April 30, 2025 and 2024, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $35.0 million and $41.5 million in the nine months ended April 30, 2025 and 2024, respectively.

Financing Activities

In March 2025, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock to $0.06 per share from $0.05 per share. In the nine months ended April 30, 2025 and 2024, we paid aggregate cash dividends of $0.16 and $0.05 per share, respectively, on our Class A and Class B common stock. In the nine months ended April 30, 2025 and 2024, we paid aggregate cash dividends of $4.0 million and $1.3 million, respectively. In May 2025, our Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.06 per share payable on or about June 18, 2025 to stockholders of record on June 9, 2025.

We distributed cash of $0.1 million and $62,000 in the nine months ended April 30, 2025 and 2024, respectively, to the noncontrolling interests in certain of our subsidiaries.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At April 30, 2025 and July 31, 2024, there were no amounts outstanding under this facility. In the nine months ended April 30, 2025 and 2024, IDT Telecom borrowed and repaid an aggregate of $24.6 million and $32.9 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of April 30, 2025, IDT Telecom was in compliance with all of the covenants.

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

In the nine months ended April 30, 2024, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock. There were no stock option exercises in the nine months ended April 30, 2025.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2025, we repurchased 221,823 shares of our Class B common stock for an aggregate purchase price of $10.1 million. In the nine months ended April 30, 2024, we repurchased 204,107 shares of our Class B common stock for an aggregate purchase price of $5.7 million. At April 30, 2025, 4.2 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2025 and 2024, we paid $7.7 million and $1.5 million, respectively, to repurchase 157,180 and 41,994 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 21% and 22% of our consolidated revenues in the three months ended April 30, 2025 and 2024, respectively, and 21% and 24% of our consolidated revenues in the nine months ended April 30, 2025 and 2024, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities for strategic and speculative purposes. At April 30, 2025 and July 31, 2024, the value of our debt and equity security holdings was an aggregate of $30.8 million and $35.0 million, respectively, which represented 5% and 6% of our total assets at April 30, 2025 and July 31, 2024, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have international operations with revenues outside the United States representing a significant amount of our total revenues. As a result, our operations and performance depend significantly on global and regional economic conditions. Adverse macroeconomic conditions, including inflation, slower growth, or recession, new or increased tariffs or excise taxes and other barriers to trade, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment, and currency fluctuations could materially adversely affect demand for our products and services, our operating costs or our profitability. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs, and other economic factors.

Changes to rates by our suppliers and increasing regulatory charges, tariffs or excise taxes may require us to raise prices or absorb the costs, which could adversely affect our financial result and business.

Our upstream carriers, suppliers and vendors may increase their prices thus directly impacting our direct cost of revenues, which would affect our earnings. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for a certain set of customers. Changes in our underlying direct costs of revenues may cause us to increase the rates we charge our customers, which could make us less competitive and impact our sales and retention of existing customers. Currently pending legislation in the United States that has been passed by the House of Representatives and requires approval by the Senate and the President would impose a five percent excise tax on certain remittance transfers, including those by non-U.S. citizens. The imposition of these or similar excise taxes could adversely affect our business and financial condition.

Changes in national policy, governmental actions related to tariffs or international trade agreements, as well as shifts in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, development, and investment in the regions where we operate, can significantly impact our business. Such changes could lead to negative sentiments towards us, potentially depressing economic activity or restricting access to suppliers or customers and thereby have a material adverse effect on our business, results of operations, and outlook.

In January 2025, the global tariff landscape began to quickly change with the United States implementing tariffs on goods from various foreign countries, either generally or with respect to certain products, and certain of those foreign countries implementing rebalancing tariffs on goods from the United States, either generally or with respect to certain products. In certain circumstances the United States and certain foreign countries temporarily suspended tariffs they had recently implemented, either in whole or in part. Since then, the United States has continued to impose tariffs on imported goods, and affected countries have often responded by imposing tariffs on U.S. goods. In April 2025, the U.S. announced a baseline tariff of 10% on goods from all countries and instituted additional individualized reciprocal tariffs for countries with which the United States has significant trade deficits. The United States continues to implement new, reinstated or adjusted tariffs, and we expect that it will continue with this practice. Foreign countries subject to these U.S. tariffs continue to implement new, reinstated or adjusted rebalancing tariffs, and we expect that foreign countries will continue with that practice.

The U.S. tariffs and rebalancing tariffs that were recently enacted or that may be enacted have contributed to uncertainty about current global economic conditions. Sustained uncertainty could result in a global economic slowdown and long-term changes to global trade. Such changes could lead to negative sentiments towards us, potentially depressing economic activity or restricting access to suppliers or customers and thereby have a material adverse effect on our business, results of operations, and outlook.

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

Several states have either passed (California) or are drafting (e.g. Washington, New York, Illinois, and Minnesota) what is being referred to as “sustainability legislation.” This class of legislation generally requires companies generating certain levels in annual revenue (either globally or in the relevant state) and who have a presence in the relevant state to report data on the impact of the company on the environment, including as to direct and indirect greenhouse gas emissions or other factors believed to impact climate.  Each company that meets the requirements will be required to report the data to a state regulator and may also be required to post the data online. Significant monetary penalties may apply to companies that fail to report in a timely manner. We believe that we will be required to report under the California legislation, and may also be subject to other states’ legislation, if passed. We are currently evaluating the resources necessary to comply with the law. While, barring unforeseen circumstances, we anticipate meeting the requirements in a timely manner, there can be no assurance that we will do so.

In addition, many foreign jurisdictions have enacted laws and regulations mandating certain reporting related to direct and indirect greenhouse gas emission by businesses operating in those areas. Our costs to comply with any legislation, regulations or initiatives may be significant and we could be exposed to fines and penalties and other negative impacts on our businesses if we do not comply with the laws and regulations that apply to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2025:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1-28, 2025	123,512	$49.08	1,473	4,185,261
March 1–31, 2025	3,298	$46.91	3,298	4,181,963
April 1–30, 2025	3,119	$51.43	—	4,181,963
Total	129,929	$49.09	4,771

(1)	Total number of shares purchased includes shares of our Class B common stock that were purchased under our repurchase program, as well as shares of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units and the lapsing of restrictions on restricted stock. Shares tendered by employees were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.
(2)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT CORPORATION

June 9, 2025	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

June 9, 2025	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer

