Form 10-K
period 2025-07-31
IDT CORP
filed 2025-09-29
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to section 13 or 15(d) of the securities exchange act of 1934 for the fiscal year ended July 31, 2025.

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

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant, based on the adjusted closing price on January 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) of the Class B common stock of $47.18 per share, as reported on the New York Stock Exchange, was approximately $884.8 million.

As of September 24, 2025, the registrant had outstanding 23,656,689 shares of Class B common stock and 1,574,326 shares of Class A common stock. Excluded from these numbers are 4,872,006 shares of Class B common stock and 1,698,000 shares of Class A common stock held in treasury by IDT Corporation.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held December 11, 2025, is incorporated by reference into Part III of this Form 10-K to the extent described therein.

Index

IDT Corporation

Annual Report on Form 10-K

i

Part I

As used in this Annual Report, unless the context otherwise requires, the terms the “Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, and its subsidiaries, collectively. Each reference to a fiscal year in this Annual Report refers to the fiscal year ending in the calendar year indicated (for example, fiscal 2025 refers to the fiscal year ended July 31, 2025).

Item 1. Business.

OVERVIEW

IDT is a provider of fintech and communications solutions focused on certain under-served consumer and B2B markets. Our offerings were built around, and continue to leverage, a common core of strategic assets, and we seek to maximize the synergies among them to achieve exceptional growth and profitability.

IDT’s key businesses are:

■	National Retail Solutions (NRS): Operates a leading point-of-sale, or POS, terminal-based platform for independent retailers in the United States including convenience stores, bodegas, liquor, small-format grocery, and tobacco stores. NRS’ purpose-built integrated POS hardware and software solutions enable these stores to operate more effectively. Through its payment processing offerings, NRS enables these retailers to accept and process credit, debit, and electronic benefit transfer payments. NRS’ nationwide network of customer-facing screens and its transaction data and analytics provide advertisers and marketers with unprecedented reach into urban, multi-cultural consumer markets across the United States.;

■	BOSS Money: Provides fintech-based services featuring cross-border money transfers to customers in the United States. BOSS Money makes it easy and convenient to share resources with friends and family in 50 destination countries in Latin America and the Caribbean, Africa, Europe, and Asia. BOSS Money transactions are initiated predominantly through its digital channel including the popular BOSS Money and BOSS Revolution apps, and also through its nationwide network of licensed BOSS Money retail agents who accept cash payments;

■	net2phone: Provides businesses with AI-powered communications solutions that analyse, inform, and manage communications for enhanced productivity. net2phone’s offerings include unified communications as a service (UCaaS), contact center as a service (CCaaS), and autonomous agentic solutions, net2phone Coach and net2phone AI Agent. net2phone’s services are available worldwide with a focus on North and South America;

■	IDT Digital Payments: Provides prepaid digital offerings including mobile airtime top-up, mobile data bundles, digital gift cards, eSIMs and other offerings directly to consumers through BOSS’ retail and digital channels. (Mobile airtime top-up, or simply mobile top-up, enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts.) IDT Digital Payments’ B2B prepaid-as-a-service platform, Zendit, enables businesses, entrepreneurs, and developers to offer prepaid digital offerings;

■	BOSS Revolution: Provides international long-distance voice calling marketed primarily to immigrant communities in the United States and Canada. BOSS Revolution is provisioned through the popular BOSS Revolution app and prepaid ‘hard cards’ sold by a nationwide network of over 30,000 BOSS Revolution retail agents; and

■	IDT Global: Provides wholesale international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Through its IDT Express branded self-provisioning portal, IDT Global also serves small and medium businesses.

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

SEGMENT REPORTING

We have four reportable business segments: (1) National Retail Solutions, or NRS; (2) Fintech; (3) net2phone; and (4) Traditional Communications.

The NRS segment, which contributed revenue of $128.8 million in fiscal 2025 and $103.1 million in fiscal 2024 (10.5% and 8.6% of our total revenues, respectively) comprises our NRS business.

The Fintech segment, which contributed revenue of $154.6 million in fiscal 2025 and $120.7 million in fiscal 2024 (12.6% and 10.0% of our total revenues, respectively), comprises our BOSS Money remittance business and other, significantly smaller, financial services businesses.

The net2phone segment, which contributed revenue of $87.9 million in fiscal 2025 and $82.3 million in fiscal 2024 (7.1% and 6.8% of our total revenues, respectively), offers AI-driven communications solutions to businesses primarily in North and South America.

The Traditional Communications segment, which contributed revenue of $860.2 million in fiscal 2025 and $899.6 million in fiscal 2024 (69.8% and 74.6% of our total revenues, respectively) includes IDT Digital Payments, BOSS Revolution, and IDT Global, as well as other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

2024 – We initiate payment of a regular quarterly dividend to holders of our Common Stock.

2025 – net2phone launches net2phone AI Agent, a customizable, AI-powered offering delivering exceptional customer experiences across sales, support and administrative tasks, and Coach, an AI-driven workforce intelligence and coaching platform.

– NRS surpasses 37,000 active terminals operating at over 32,000 independent retailers.

– BOSS Money handles 2.3 million remittances for customers in May, 2025.

OUR STRATEGY

We are a fintech and communications solutions provider with synergistic offerings focused on underserved, fragmented consumer and B2B markets. Many of our offerings leverage one or more of our core strategic assets – assets that we have carefully built during the thirty-five years since our inception. These assets include:

■	Our popular BOSS consumer brands (BOSS Money and BOSS Revolution) and our leading B2B brands NRS, NRS Pay, NRS Digital Media, NRS Insights, net2phone, IDT Global and Zendit;
■	Our nationwide network of over 32,000 independent retailers who operate NRS’ POS-based platform and approximately 25,000 BOSS Revolution and BOSS Money retailers who utilize our digital retailer platform;
■	Our customer base of more than seven million people, predominantly first and second-generation immigrants within the U.S.;
■	Our global technology infrastructure and high-capacity transaction platforms;
■	Extensive VoIP and cloud services expertise; and
■	Our staff of approximately 2,400 dedicated personnel working in over 30 countries on five continents including in-house technology and product development teams.

The development of each of our current high margin growth businesses – NRS, BOSS Money, and net2phone - has been principally organic and financed with the cash flows generated by our mature businesses. Consequently, we have avoided debt financing and dilutive capital raises. Today, each of these high-margin growth businesses is cash-flow positive, and in combination with our efforts to maximize the cash generation of our lower margin, mature offerings, have enabled us to improve our consolidated bottom-line performance in recent years, to further strengthen our balance sheet, and to return value to stockholders through purchases of our Class B common stock and payment of a quarterly dividend. We expect that this trend will continue as the three high-margin businesses steadily become larger contributors to our top and bottom-line results.

We seek to accelerate and extend this rotation by developing new offerings organically and through acquisitions that leverage our balance sheet. Broadly speaking, these efforts are focused on, but not limited to, our POS, fintech and AI businesses, and typically involve development or application of new technologies, expansion to new markets, or both.

BUSINESS DESCRIPTION

National Retail Solutions

NRS generated $128.8 million in revenues and income from operations of $27.8 million in fiscal 2025, as compared with revenues of $103.1 million and income from operations of $21.6 million in fiscal 2024.

NRS operates a network of POS terminals at independent retailers throughout the United States and has a small but growing presence in Canada. The NRS solutions include integrated hardware and software tools that enable these retailers to operate more efficiently and compete more effectively against larger retail chains.

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

The primary market for NRS’ POS terminals is the independently owned convenience, bodega, liquor, grocery, and tobacco stores, many of which primarily serve foreign-born communities in urban areas.

NRS continues to increase the number of POS terminals active in its network. As of July 31, 2025, the NRS POS network included approximately 37,200 terminals, an increase from 32,100 a year earlier. We believe that our network of NRS retailers comprises the largest POS network serving independent convenience store retailers in the U.S. by a significant margin.

NRS markets through three channels:

■	wholesale distributors;
■	dedicated sales agents including exclusive agents and BOSS agents; and
■	in-house telemarketing.

NRS generates revenue from a portfolio of services for both retailers and third parties. The majority of revenue is generated by recurring services including:

■	Merchant Services. Merchant services revenue is generated by enabling retailers to accept and process payments made by credit cards, debit cards, electronic benefits transfer and other forms of electronic payment. The NRS offering is attractive to retailers for several reasons:

■	For new customers / retailers, NRS incentivizes retailers to also enroll in NRS payment processing by reducing the cost of the NRS POS hardware;

■	NRS’ payment processing pricing model is straightforward and easily understood. NRS does not charge hidden fees – a frequent sore point for retailers under contract to other providers;

■	NRS provides the payment processing equipment at no cost to the retailer; and

■	NRS offers several credit card processing plans that include a cash discount offering, a standard plan and customized pricing.

NRS operates as an independent service organization (ISO), acting as an essential, retailer-facing intermediary between NRS retailers and its payment facilitator.

At July 31, 2025, NRS had approximately 26,500 NRS payment processing customers compared to approximately 21,300 a year earlier.

■	Display Advertising. NRS’ offerings participate in the retail media network advertising market. Through its NRS Digital Media brand, NRS operates a nationwide, digital retail media platform. The platform leverages the 15-inch digital consumer facing display screens on each NRS terminal enabling advertisers to engage customers at the time of purchase. NRS Digital Media offers its large inventory of static and video advertisements, including video accompanying third-party provisioned content, extensive reach into the predominantly urban, multicultural consumer market served by NRS retailers. NRS Digital Media goes to market through both programmatic advertising platforms that match buyers with sellers in real time, and, to a lesser extent, through direct channels to consumer package-good sellers and other brand marketers, government agencies and non-profits.

■	Data and Analytics: NRS licenses its first party retail data from merchants operating the NRS POS system to consumer-packaged goods brands, marketers, and other third-parties under its NRS Insights brand. This data captures product sales processed through the NRS POS at the transaction level including all scannable products identified with a universal product code (UPC) as well as items prepared or packaged in-house, i.e., brewed coffee, bakery, and food service. The data are provisioned based on the client’s formatting and business requirements and are typically ingested into broader sales and marketing data warehouses. NRS Insights’ data typically fill a blind spot in overall retail sales, as the independent retailer market that NRS serves is often either under-represented through common data syndicators or not included in their “tracked channels”. Additionally, because NRS retailers’ stores predominantly serve urban consumers, their shoppers over-index to multicultural demographics – a view that may be diluted or unavailable through other data providers and aggregators.

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

■	Terminal-based software services. NRS offers retailers several Software as a Service (SaaS) plans for its proprietary terminal software. These plans offer differentiated packages of features and functionalities including advanced business operations tools, e-commerce functionalities, and loyalty program management, many of which can be purchased separately. Additional services are offered to retailers on an a la carte basis.

In addition to these recurring sources of revenue, NRS sells its POS terminals to retailers. Discounted terminal pricing is available to retailers who sign up for NRS Pay.

We believe that NRS’ competitive advantages include:

■	Our purpose-built package of hardware and software is tailored specifically to the needs of independent retailers;

■	Our established direct sales and marketing capabilities focused on independent retailers including our relationships with the wholesale distributors who supply these stores;

■	Our POS terminal’s 15 inch hi-definition customer-facing screen for displaying advertising and promotions provisioned via the NRS platform, and established relationships with supply side advertising platforms;

■	Our ability to accept and target advertising and content in multiple formats to meet the needs of a diverse variety of potential advertising inventory buyers;

■	For our data analytics business, the scale of our network and unique reach into the urban consumer convenience store market;

■	Our focus on urban markets with high concentrations of first- and second-generation immigrants that provides advertisers and marketers with unprecedented reach and insight into these communities;

■	For NRS payment processing, we are ideally positioned to supply payment processing services to retailers who purchase, or already utilize, our terminals, and appeal to many more potential customers through simplified, transparent pricing plans with credit card terminals, no hidden fees and lower total cost to operate than most competitors;

■	n certain states, NRS’ payment processing solution is licensed to accept governmental electronic benefit transfers that certain competitors may not be licensed to accept;

■	Because of our large scale compared to newcomers and smaller competitors, we can attractively price our software-as-a-service fees at levels that are generally well below theirs;

■	Our ability to leverage new offerings for retailers through third party providers who are attracted by our scale and the flexibility of our platform; and

■	Our experienced and proven management team, many of whom have been with NRS since inception.

NRS’ growth strategy includes:

■	Expansion of our POS terminal network into new retail verticals, enabled in some markets, by the development of new POS hardware formats and software functionalities;

■	Subsidize the POS hardware, particularly for retailers who also enroll in NRS payment processing;

■	For NRS payment processing, conversion of current NRS terminal customers, particularly as contracts with their existing credit card processors expire, and conversion of existing NRS payment processing customers to higher margin pricing plans;

■	For NRS advertising, integrations with new programmatic advertisers and the development of differentiated offerings that enable us to more effectively leverage the unique strengths of our platform;

■	Develop partnerships to provide NRS retailers with robust home delivery service options; and

■	Build out the NRS digital wholesale supply channel to provide NRS retailers with new cost-effective supply options.

Competition

Currently, nationwide POS platform service providers, including Square, Toast, Lightspeed, Clover, and NCR, primarily serve retail chains or are focused on other retail segments, such as sit-down restaurant chains.

NRS markets its POS platform offerings primarily to independent convenience stores, including bodegas, and other small format retailer store owners including liquor and tobacco stores. A large majority of new NRS customers did not previously use a POS system. In the minority of cases where potential customers are using, or are considering using, an alternative solution, we believe that NRS’ suite of proprietary software solutions, affordable and discounted POS equipment and free credit card terminals are key drivers behind its success versus the competition.

NRS expects to encounter more frequent direct competition from local and/or national POS networks as it expands to new adjacent target markets.

Fintech

Fintech is comprised of BOSS Money and other, significantly smaller, financial services businesses. Fintech revenues were $154.6 million in fiscal 2025 compared to $120.7 million in fiscal 2024. Fintech’s income from operations was $15.4 million in fiscal 2025 compared to a loss from operations of $0.1 million in fiscal 2024. BOSS Money revenues were $139.8 million in fiscal 2025, an increase of 29.1% from revenues of $108.3 million in fiscal 2024.

BOSS Money enables customers in the United States to send money conveniently and affordably to third parties around the world. International remittances are a primary economic activity for the tens of millions of first- and second-generation immigrants in the United States. At July 31, 2025, BOSS Money provided its remittance service to 50 countries through approximately 1,800 disbursement partners and its payout network included over 250,000 cash payout locations worldwide in addition to a growing number of bank deposits, mobile money wallets, debit cards, and home delivery payout options.

BOSS Money is offered directly to consumers via our digital channel — the BOSS Money app and the BOSS Revolution app. To utilize our digital channel, customers can use their debit or credit cards or authorize ACH transfers from their bank accounts.

Our retail channel network comprises licensed and authorized BOSS Money agents nationwide. Customers can initiate transfers through a BOSS Money agent with cash as well as with their debit or credit cards.

We continue to build our retail origination network by using our internal sales force to recruit new BOSS Money retailers, primarily focusing on retailers that already provision BOSS Revolution and IDT Digital Payments services. To qualify to provide our service, BOSS Money retailers must meet stringent financial and other regulatory qualifications. We also continue to enhance the BOSS Money retailer portal and platform to make transaction execution more convenient for retailers, the majority of whom host multiple remittance providers.

We continue to expand our BOSS Money customer base at rates well above the domestic remittance industry’s average by marketing our service to the large base of customers who utilize our BOSS Revolution voice calling and IDT Digital Payments offering. We offer new customers attractive fee and foreign exchange rate offers, through both our digital and retail channels, and through online, media and events advertising.

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

We continue to compete successfully in part by migrating customers of our other BOSS offerings from their current remittance providers to BOSS Money leveraging our highly regarded BOSS brand, insights into our customers, and cross-marketing capabilities. We compete for customers outside the BOSS ecosystem primarily based on brand reputation, low fees, and competitive foreign exchange rates. We believe that BOSS Money’s competitive strengths include:

■	Our BOSS name is an established and trusted brand that has served immigrant communities in the United States for well over a decade. We spend significantly on BOSS-branded marketing to support BOSS Revolution and BOSS Money. Through the nationwide network of over 30,000 BOSS Revolution retailers, the BOSS brand has a high-visibility storefront presence in many communities with significant immigrant populations;

■	The BOSS customer eco-system includes the large customer bases of BOSS Revolution and IDT Digital Payments. We are able to significantly lower BOSS Money’s customer acquisition costs, and therefore grow more efficiently, through our intensive cross-product marketing efforts within our eco-system;

■	The BOSS Money and BOSS Revolution apps, which are used for the substantial majority of our transactions, are based on a proprietary, internally developed, scalable platform that has earned high marks from customers for its ease of use, reliability, and customer service;

■	Our internal sales force, which serves our 30,000 BOSS Revolution retailers;

■	Our nationwide retail channel that enables underbanked and unbanked customers to initiate cash transactions;

■	Our comprehensive compliance processes and procedures;

■	Our ready access to capital leveraging IDT’s strong balance sheet including robust levels of cash and cash equivalents; and

■	Our experienced management team.

BOSS Money’s growth strategy includes:

■	Expansion of our international payout network with a focus on growth in Latin America, Africa and Asia;

■	Continued migration of our BOSS Revolution and IDT Digital Payments customers from competitors to BOSS Money;

■	Further enhancements to our BOSS Money app, BOSS Revolution app and retailer portal;

■	Increasing the number of BOSS Money retail agents; and

■	Addition of new features and offerings including the deployment of a wallet to receive, hold and pay for remittances and other Boss products.

net2phone

net2phone’s revenues were $87.9 million in fiscal 2025 compared to $82.3 million in fiscal 2024. net2phone’s income from operations was $4.9 million in fiscal 2025 compared to $1.7 million in fiscal 2024.

net2phone enables its customers to transform their communications by leveraging its cloud platform to provide solutions that enable more intelligent, flexible and adaptive communications. net2phone operates in the United States, Canada, Mexico, Central and South America and Spain.

net2phone’s offerings include:

■	Unified Communications as a Service (UCaaS): net2phone’s UCaaS service utilizes its cloud platform to provide conversational continuity across channels from any connected device – tethered or mobile – and to measure, manage and analyze those communications for enhanced insight and productivity. net2phone provides its UCaaS customers that convert from on-premise PBXs with advanced Internet Protocol, or IP, desktop phones and/or with a bring-your-own-device solution accessed through its integrated web portal and through net2phone’s mobile app. net2phone’s UCaaS service includes multi-channel communications with voice management features, unlimited domestic and international calling to over 40 countries, robust messaging and chat tools, voicemail to email transcription, client analytics, AI-powered functionalities including instant call summaries and transcripts, internal team chat, the net2phone Huddle video conferencing service, and reporting and system management capabilities accessed through its online console. net2phone’s UCaaS service integrates seamlessly with business communication platforms (such as Microsoft Teams and Slack), leading customer relationship management, or CRM, services (such as SalesForce, Zoho and others) and text-based communications platforms. net2phone adds features, enhancements and integrations on a regular basis leveraging its agile development philosophy.

■	Contact Center as a Service (CCaaS): net2phone offers robust and integrated cloud CCaaS solutions under its uContact brand. uContact provides omnichannel contact center solutions including workflows, forms, reports, dashboards, CRM alerts, and monitoring for inbound, outbound, or blended contact centers. uContact also offers gamification components to improve employee efficiency and engagement. uContact is sold either as a stand-alone offer or as a bundled solution with net2phone’s UCaaS, SIP Trunking and AI Agent offerings.

■	net2phone AI: net2phone’s autonomous, customer-facing AI agent expertly handles both routine and complex sales, support and administrative tasks for customers across their website, phone, and chat channels. net2phone’s AI Agent can be reached via text or voice.

■	net2phone Coach: net2phone’s workforce intelligence and coaching platform uses real-time AI-powered insights to support employee performance. net2phone Coach resolves the biggest drawback of remote work – a lack of supervision and coaching– with real-time employee monitoring, performance tracking, and coaching. The platform examines multiple channels of communication, including calls, SMS, chats, emails, and video meetings. It analyses response time, tone, sentiment, and performance trends and other tendencies to develop and deliver suggestions for improvement and productivity gains. net2phone Coach includes an AI Assistant which can be customized to respond to unique business questions for the business owner.

Other net2phone differentiators include white glove customer service, integrations with third-party software and deep localization. net2phone’s global infrastructure, locally based sales and customer support teams and native language support, enable net2phone clients to retain the look and feel of localized customer and user experiences.

net2phone focuses primarily on an indirect go-to-market strategy in most of its markets, utilizing extensive networks of channel partners including Technology Solutions Brokerages (TSBs), Technology Services Distributors (TSDs), Managed Service Providers (MSPs), and Value-Added Resellers (VARs). This channel-centric approach enables net2phone to efficiently reach its extensive target market of midsize businesses, which rely heavily on these types of service providers to address their IT needs. net2phone’s partner channel is overseen by regional channel sales managers employed by net2phone.

net2phone is developing direct to end-user capabilities to market primarily its AI offerings, net2phone AI Agent and Coach, in the small and medium-sized business market.

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

net2phone’s growth strategy includes:

■	Further development and distribution of net2phone AI Agent and net2phone Coach through both indirect and direct channels.

■	Refine net2phone AI agent to offer industry vertical specific variants that integrate with popular industry-specific CRMs to handle administrative, support and sales tasks while leveraging industry specific learnings and workflows.

■	Within its UCaaS offerings, expand AI-powered functionalities to further leverage the large and improving capabilities of language models to drive quantifiable improvements in customer engagement and business performance.

■	Across its offerings, net2phone plans to introduce burstable line capacity that allows a customer to temporarily increase their bandwidth to handle short-term traffic spikes, providing end users with the option to leverage net2phone’s robust network capabilities to temporarily exceed stipulated line limits, thereby enabling them to effortlessly add additional capacity during periods of brief demand volatility.

■	For its UCaaS customers in Mexico and Brazil, net2phone plans to provide integration with WhatsApp. With this integration – already available to uContact customers, clients will be able to send and receive WhatsApp messages on the net2phone portal.

■	Premium plan tiers: net2phone offers multiple tiered plans with differentiated functionalities and pricing for its UCaaS and CCaaS offerings. To meet the needs of its customers and enhance revenue per customer, sales efforts will focus on upselling premium feature sets to existing customers as well as onboarding new customers on premium plans.

■	Focus channel expansion on MSPs and resellers: net2phone’s continuous product development makes its offerings increasingly attractive to larger, more complex organizations that demand more advanced feature sets. As a result, net2phone is focused on expanding its partnerships with both MSPs, who provision services to larger, more technologically demanding end users on a subscription basis, and resellers, who purchase services directly for subsequent resale, often under their own label, and who are responsible for customer onboarding and support.

■	Expansion of CCaaS: net2phone’s uContact branded CCaaS solution enables net2phone to expand its channel partner portfolio by adding partners that focus mainly or exclusively on the CCaaS space. uContact also expands net2phone’s total addressable market by allowing it to target larger enterprise accounts, business process optimization, or BPO, providers (outsourced call centers), and international contact centers, as well as enterprises that want an integrated UCaaS and CCaaS solution. net2phone expects CCaaS-driven opportunities will continue to increase its average user per customer considerably beyond what it experiences in the UCaaS space. In addition, uContact is expected to generate higher revenue per customer, while commanding stickier, longer-term relationships with customers.

■	Selectively pursue acquisitions and strategic investments: net2phone may continue to selectively pursue acquisitions and strategic investments to strengthen its platform with new capabilities and solutions as well as to expand its position in its existing markets or to establish a presence in new markets.

Competitive Strengths

We believe that net2phone’s competitive strengths include:

■	Proprietary communications-as-a-service product suite. net2phone provides a leading, proprietary cloud-based communications and collaboration platform for its customers. Key differentiators include net2phone’s advanced feature sets, proprietary CCaaS offering, white glove customer service, integrations with third-party software, and deep localization. Through net2phone’s platform, customers can access voice, video, chat and messaging services, softphone and mobile applications, customizable packages, and a partner portal. The seamlessly integrated solutions on net2phone’s platform are delivered and centrally managed through an intuitive, ‘single pane of glass’ master portal that allows channel partners and customers to easily monitor and manage the product offering. net2phone’s CCaaS offering provides software for customized campaign management, including inbound and outbound call management, messaging, gamification, reporting, and live monitoring. net2phone’s CCaaS offering is tailored for call centers ranging from 20 to 1,000 agents. net2phone supports seamless product suite integrations with leading third-party CRMs and text-based business collaboration platforms including Google Meet, Microsoft Teams, Zoho, Slack, Zapier, and Salesforce, with new integrations added to meet demand.

■	Platform built for our channel partners. net2phone has built its platform to both serve the needs of its customers and to empower its channel partners. We believe that net2phone’s platform provides its partners with an effective way to market and sell its comprehensive solutions to new customers and manage its existing customers. In addition, net2phone’s integrations with leading third-party applications enable its partners to offer more comprehensive solutions. net2phone’s suite of solutions is delivered to the marketplace both quickly, intuitively, and precisely. net2phone has developed a proprietary partner portal exclusively for its growing partner community. net2phone’s channel partners can easily quote and deliver a net2phone proposal and agreement proceeding directly to onboarding.

■	One World, One Platform. net2phone is deploying a single cloud-based platform to provide its unified communications service globally. This single-platform approach enables a consistent, holistic approach to new feature deployment, service upgrades, and marketing. The platform has been deployed in the United States, Brazil, and Mexico to date. net2phone Canada is slated to go into production early in fiscal 2026.

■	Distribution power of net2phone’s more than 2,500 active channel partners enhanced with an emergent direct to consumer strategy. net2phone’s’ vast and growing partner network gives it tremendous leverage to grow its business customer base, increase revenue from its existing clients and expand its footprint to adjacent geographies. net2phone’s platform is tailored to support channel partners and includes channel incentives built into its pricing structure, technology platform, and support services. net2phone puts its channel and customer priorities first. Channel partners are motivated to sell net2phone’s offering due to its premier, localized channel partner support and marketing. While net2phone is primarily focused on strategically growing its channel sales, it has also been focusing on the expansion of its direct-to-business sales.

■	Differentiated customer support and local market presence. net2phone offers channel partners and customers white glove customer service, integrations with third-party software, and deep localization. net2phone’s on-the-ground presence in international markets accounted for approximately 84% of its personnel at the end of fiscal 2025. Regional-based customer service and sales teams are a key differentiator and propel net2phone’s international business.

■	Track record and focus on innovative solutions. net2phone’s long track record of innovation includes the development of its proprietary UCaaS platform, including the Huddle video conferencing service, as well as numerous patents around virtualized communication technologies. Recently, net2phone’s leverage of AI include the Huddle video platform being upgraded with real-time AI summaries and reporting as well as the launch of net2phone AI Agent and net2phone Coach.

■	Employee-friendly culture that allows net2phone to attract and retain talent. net2phone has sought to create a workplace and culture that is entrepreneurial, positive, employee-friendly and encourages its employees to work towards its shared goals of delivering innovative solutions to its customers and supporting its partners. As of July 31, 2025, net2phone had approximately 540 employees worldwide, with 84% located outside of the United States.

Competition

net2phone’s most significant competitors in the UCaaS space include RingCentral, 8x8, Crexendo, Vonage, Dialpad and Nextiva. Some AI agent focused (only) companies such as Lindy or Phonely are also competitors. Many of these companies offer more widely recognized brands, larger and more developed marketing and sales forces and/or channel agent networks, and more advanced product sets and solutions customized for specific market segments or verticals. These competitors’ offerings typically also support integration of their services with other well-known, third-party CRM vendors as well as with various Google and Microsoft applications.

The CCaaS market is fragmented, highly competitive and evolving rapidly in response to shifting consumer behavior, especially the rapid adoption of AI, mobile devices and social media. This proliferation is driving change in contact center technology, as customers expect seamless communication across any channel according to their preference and needs. net2phone competes with large legacy vendors that offer on-premises contact center systems, such as Avaya and Cisco. These legacy telephony vendors are increasingly supplementing and replacing their traditional contact center systems with competing cloud offerings, through a combination of acquisitions, partnerships, and in-house development. Additionally, net2phone competes with vendors that historically provided other contact center services and technologies and expanded to offer cloud contact center software such as NICE, Five9, and Genesys. net2phone also faces competition from many smaller contact center service providers such as Talkdesk and Seranova, as well as vendors offering both unified communications and contact center solutions. In addition, Amazon and Twilio have introduced solutions aimed at companies who wish to build their own contact centers with in-house developers. CRM vendors are also increasingly offering features and functionality that were traditionally provided by contact center service providers. CRM vendors also continue to partner with contact center service providers to provide integrated solutions and may, in the future, acquire competitive contact center service providers.

Traditional Communications

Our Traditional Communications segment generated $860.2 million in revenues and income from operations of $66.5 million in fiscal 2025, as compared with revenues of $899.6 million and income from operations of $56.4 million in fiscal 2024.

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

IDT Digital Payments

IDT Digital Payments’ revenues were $416.3 million in fiscal 2025 compared to $407.4 million in fiscal 2024 (48.4% and 45.3% of Traditional Communications’ revenues in fiscal 2025 and fiscal 2024, respectively). The substantial majority of IDT Digital Payments’ revenue is from sales of international mobile top-up services. IDT Digital Payments offers mobile top-up for approximately 194 different carriers in more than 113 countries, primarily in Latin America, the Caribbean and Africa. IDT Digital Payments leverages our platform capabilities, our distribution reach into foreign-born communities and our relationships with mobile operators around the world.

IDT Digital Payments is sold through the BOSS platform primarily through three channels:

■	direct-to-consumer, through the BOSS digital channel, including our BOSS Revolution and BOSS Money apps, and the BOSS Revolution website;

■	retail, through our BOSS Revolution retail network including direct provisioning by retailers using our BOSS Revolution retailer platform, NRS terminals and through mobile operator-branded top-up cards; and

■	enterprise and wholesale, in which we provision international offerings for other businesses through Zendit’s cloud-based prepaid-as-a-service platform.

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

Competition

IDT Digital Payments’ major competitors include:

■	international mobile operators, who seek to control more of their own distribution channel or create their own products that directly compete with IDT Digital Payments; and

■	other service providers, distributors, and wholesalers, including Western Union, Ria, Viamericas, DT One, Ding, and Recharge.com.

We believe that IDT Digital Payments’ competitive advantages include:

■	our direct connection to most of the Tier 1 and Tier 2 mobile carriers worldwide;

■	the strength of IDT’s balance sheet, which allows us to compete effectively in capital intensive prepaid markets;

■	our extensive distribution and retail networks that provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash; and

■	our strong omni channel approach, which includes the BOSS Revolution retailer network, the BOSS digital platform, including the BOSS Money and BOSS Revolution apps and the BOSS Revolution website, and the enterprise and wholesale channel.

BOSS Revolution

BOSS Revolution’s revenues were $211.2 million in fiscal 2025 compared to $263.2 million in fiscal 2024 (24.6% and 29.3% of Traditional Communications’ revenues in fiscal 2025 and fiscal 2024, respectively).

BOSS Revolution is a prepaid international long-distance calling service marketed primarily to foreign-born and under-banked consumers in the United States and Canada, and a digital-only offering in Europe and Australia.

BOSS Revolution includes our flagship ‘BOSS Revolution’ branded international long-distance prepaid calling service as well as disposable hard cards sold under a variety of brands. In the United States, BOSS Revolution served, as of July 31, 2025, approximately 1.4 million customers per month.

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

Users of the BOSS Revolution app constitute the majority of our customers to date. At July 31, 2025, approximately 1.0 million customers per month utilized the BOSS Revolution app.

In the United States, we distribute our BOSS Revolution hard cards and other retail products primarily through our network of distributors that, either directly or through sub-distributors, sell to retail locations. In addition, our internal sales force sells BOSS Revolution and other platform products directly to retailers.

At July 31, 2025, approximately 30,000 retailers per month utilized our digital retailer platform to provision customers, the substantial majority of whom pay the retailer in cash. In addition, we estimate that approximately 1,700 retailers resell our disposable hard cards without utilizing our retailer portal. BOSS Revolution retailers are typically independent retailers serving foreign-born communities with significant unbanked or under-banked populations.

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

From time to time, competitors may offer rates that are substantially below ours, in an attempt to gain market share. In some instances, these rates are below what we believe to be the cost to provide the service. This predatory pricing can adversely affect our revenues and our gross margins.

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

Our ability to compete successfully against these various operators and service providers stems from several factors, including:

■	our interconnect and termination agreements, network infrastructure, and least-cost-routing system enable us to offer low-cost, high-quality services;

■	our continued innovation with new plans tailored to the specific needs of different corridors and finding new ways of delivering more value to consumers striving to connect with family and friends around the globe;

■	our extensive distribution and retail networks provide us with a strong presence in communities of foreign-born residents, a significant portion of which purchase our services with cash;

■	our BOSS Revolution brand is often highly visible in these communities and has a reputation for quality service and competitive, transparent pricing;

■	our continued migration of our existing customers to our digital platform including the BOSS Revolution app; and

■	our offering of synergistic IDT Digital Payments and BOSS Money over the BOSS Revolution platform that customers can conveniently access from their accounts.

Our ability to maintain and/or to capture additional market share will remain dependent upon our ability to continue to provide competitively priced services, to maintain our distribution and retail networks, to increase usage through the BOSS Revolution app, and to innovate new products and services to fit the evolving needs of our customers.

IDT Global

IDT Global’s revenues were $209.6 million in fiscal 2025 compared to $201.1 million in fiscal 2024, contributing 24.4% and 22.4% of Traditional Communications’ revenues in fiscal 2025 and fiscal 2024, respectively.

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

Traditional Communications terminated 7.4 billion minutes in fiscal 2025, as compared to 8.0 billion minutes in fiscal 2024. IDT Global accounted for 5.68 billion minutes and 5.70 billion minutes of the total Traditional Communications’ minutes in fiscal 2025 and fiscal 2024, respectively.

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

In addition to offering competitive rates to our carrier customers, we emphasize our ability to offer the high-quality connections that these providers often require. To that end, we offer higher-priced services in which we provide higher-quality connections, based upon a set of predetermined quality of service criteria. These services meet a growing need for higher-quality connections for some of our customers who provide services to high-value, quality-conscious retail customers. As of July 31, 2025, IDT Global, through its wholesale carrier organization and IDT Express channel had more than 1,450 customers, including more than 280 carrier relationships globally.

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

Competition

The wholesale carrier industry has numerous entities competing for the same customers, primarily based on price and quality of service.

IDT Global participates in a global marketplace with:

■	interexchange carriers and other long-distance resellers and providers, including large carriers such as T-Mobile, AT&T, and Verizon;

■	historically state-owned or state-sanctioned telephone companies such as Telefonica, Orange SA, and KDDI;

■	on-line, spot-market trading exchanges for voice minutes;

■	OTT internet telephony providers;

■	other VoIP providers;

■	other providers of international long-distance services; and

■	alliances between large multinational carriers that provide wholesale carrier services.

We believe that IDT Global derives a competitive advantage over some participants on certain routes from several inter-related factors:

■	our BOSS Revolution business generates originating minutes, which represents a desirable, negotiable asset that helps us win return traffic and obtain beneficial pricing which we can offer in the wholesale marketplace;

■	the proprietary technologies powering our IDT Global platform and, in particular, the software that drives VoIP enables us to scale up or down at a lower cost than many of our competitors;

■	our professional, dedicated and experienced account management team; and

■	our extensive network of interconnects around the globe, with the ability to connect in whichever format (IP or time-division multiplexing, or TDM) is most feasible.

Communications and Payment Network Infrastructure and Technology Development

Our products and services utilize a combination of proprietary software as well as technologies and services provided by third parties. We have developed intuitive user interfaces, customer tools and transaction processing, and database and network applications that enable our users to reliably and securely complete transactions and help our customers and partners utilize our suite of services. Our technology infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers.

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

Our product and technology organization is responsible for the design, development, testing, and delivery of new software, technologies, and features of our products and services, as well as the continued improvement and iteration of our existing products and services. Our technology employees are distributed globally in our Newark, Jerusalem, Guatemala, Warsaw, and Minsk offices. Our technology team consists of our software engineering, voice engineering, quality engineering, data warehousing, ML (Machine Learning) and AI development, data engineering, systems, NOC (Network Operations Center), and operations teams. We intend to continue to invest in our research and development capabilities to extend our products and services.

Our technology organization uses several key performance indicators to track service quality that meet or exceed industry standards for SaaS and technology enabled services. Our technology organization maintained an aggregate service uptime of approximately 99.995% in fiscal 2025. The software defect escape ratio, a measure of quality engineering for our flagship BOSS Revolution brand, was 3% in fiscal 2025, meaning more than 97% of product defects were detected and fixed internally before being released to our customers. Furthermore, this high level of quality was achieved utilizing suites of proprietary tests of which the majority are fully automated by a combination of proprietary software and technologies provided by third parties.

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

Regulation of Telecom by State Public Utility Commissions

Our telecommunications services that originate and terminate within the same state, including both local and in-state long distance services are subject to the jurisdiction of that state’s public utility commission, or PUC. The Communications Act of 1934, as amended, generally pre-empts state statutes and regulations that prevent the provision of competitive services but permits state PUCs to regulate the rates, terms and conditions of intrastate services, so long as such regulation is not inconsistent with the requirements of federal law. We are certified to provide facilities-based and/or resold long-distance service in all 50 states and facilities-based and resold local exchange service in 45 states. In addition to requiring certification, state regulatory authorities may impose tariff and filing requirements, consumer protection measures, and obligations to contribute to the Universal Service Fund and Other Funds. Rates for intrastate switched access services, which we both pay to local exchange companies and collect from long-distance companies for terminating in-state toll calls, are subject to the jurisdiction of the state commissions. State commissions also have jurisdiction to approve negotiated rates, or establish rates through arbitration, for interconnection, including rates for unbundled network elements. Changes in those access charges or rates for unbundled network elements could have a substantial and material impact on our business.

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

Money Transmitter and Payment Instrument Laws and Regulations

Our consumer payment services offerings include BOSS Money and various network branded, also called “open loop,” prepaid card offerings. These industries are heavily regulated. Accordingly, we, and the products and services that we market in consumer payment services, are subject to a variety of federal and state laws and regulations, including:

■	Banking laws and regulations;
■	Money transmitter and payment instrument laws and regulations;
■	Anti-money laundering laws;
■	Privacy and data security laws and regulations;
■	Consumer protection laws and regulations;
■	Unclaimed property laws; and
■	Card association and network organization rules.

In connection with the development of our money transmission services and the expansion of our network branded prepaid card offerings, we have actively pursued our own money transmitter licenses. At July 31, 2025, we had received a money transmitter license in 48 of the 49 U.S. states that require such a license, as well as in Washington, D.C.

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

EMPLOYEES AND HUMAN CAPITAL RESOURCES

Attracting and retaining qualified personnel familiar with our businesses and who lead our different business units and functions is critical to our success. As of September 1, 2025, we had a total of 1,925 employees, of which 1,915 were full-time employees.

Our human capital resources’ objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and new employees, advisors and consultants. To accomplish that, our compensation practices are designed to attract and retain qualified and motivated personnel and align their interests with our goals and with the best interests of our stockholders. Our compensation philosophy is to provide compensation to attract the individuals necessary for our current needs and growth initiatives and provide them with the proper incentives to motivate those individuals to achieve our long-term plans, which includes among other things, equity and cash incentive plans that attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards.

We believe that talent attraction and retention are critical to our ability to achieve our strategy and that a trained, diverse and inspired workforce is integral to delivering our objectives. Our recruiting process reaches a wide array of potential employees, and we employ a rigorous screening process to ensure that we identify and hire quality professionals.

We are committed to a policy of non-discriminatory treatment and respect of human rights for all current and prospective employees. We do not permit discrimination based on an individual’s race, religion, creed, color, sex, sexual orientation, age, marital status, disability, national origin or veteran’s status, which is illegal in many jurisdictions. We respect the human rights of all employees and strive to treat them with dignity consistent with standards and practices recognized by the international community.

Item 1A. Risk Factors.

RISK FACTORS

Investing in our Class B common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes, before making a decision to invest in our Class B common stock. The risks and uncertainties described below may not be the only ones we face. If any of the risks occur, our business, financial condition, operating results, cash flows and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including, but not limited to, risks regarding the following:

Risks Related to our Businesses and Operations

■	changes to immigrant populations could negatively impact certain of our businesses;
■	cyberattacks impacting our networks or systems;
■	network disruptions, security breaches, or other significant disruptions or failures of our IT infrastructure and related systems or of those we operate for certain of our customers;
■	the failure, or perceived failure, of one or more of our products;
■	our international operations subject us to geopolitical and other risks including ongoing developments in Belarus, Ukraine and Israel;
■	failures in our data center or services;
■	our dependence on industry standard protocols and third-party software, including but not limited to open-source software;
■	our dependence on a single supplier or small group of suppliers;
■	changes to rates by our suppliers and increasing regulatory charges or tariffs;
■	our customers, particularly our IDT Global customers, and partners could experience financial difficulties;
■	technologies could affect our ability to track the results of ads and/or could block ads online;

Risks Related to Our NRS Business

■	substantial and increasing competition in the POS industry and payment space;
■	a decline in advertising on the NRS platform due to macro-economic factors or otherwise;
■	the ability of NRS to develop products and services to address the market for POS products and services;

Risks Related to Our BOSS Money Business

■	BOSS Money faces a complex and dynamic regulatory landscape;
■	BOSS Money depends on a licensed network of agents for its retail money remittance business;
■	adverse fluctuations in exchange rates can materially impact revenue and profitability;
■	money transfer services can be vulnerable to illegal activities and fraud schemes;
■	BOSS Money has less brand recognition in the money remittance space compared to larger players, which could make it harder to attract and retain customers;

Risks Related to Our net2phone Business

■	competition against established well-financed alternative voice communication providers, who may provide comparable services at comparable or lower pricing;
■	the capacity, reliability, and performance of several third-party providers and their network infrastructure;
■	scaling the business efficiently or quickly enough to meet customers’ growing needs;

Risks Related to Our Traditional Communications Segment

■	each of our BOSS Revolution and IDT Global businesses is highly sensitive to declining demand and prices;
■	obtaining sufficient or cost-effective termination capacity to particular destinations;
■	the termination of our carrier agreements with partners or our inability to enter into carrier agreements in the future;

Risks Related to Our Financial Condition

■	we hold cash, cash equivalents, debt securities and equity investments that are subject to various market risks;
■	if we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results;

Intellectual Property, Tax, Regulatory, and Litigation Risks

■	protecting our proprietary technology;
■	claims of infringement of intellectual property rights of others;
■	tax and regulatory audits;
■	legal proceedings;
■	our disbursement partners’ and our payment processors’ ability to comply with a wide range of laws and regulations intended to help detect and prevent illegal or illicit activity;
■	licensing and other requirements imposed by regulators and governments;
■	our collection, processing, storage, use, and transmission of personal data;
■	collection of sales and use, value added, or similar taxes;
■	certain imminent FCC Orders and rules that effect the telecommunications marketplace;
■	our ability to comply with requirements for debit card, credit card, and other digital payment methods;

Risks Related to Our Capital Structure

■	holders of our Class B common stock have significantly less voting power than holders of our Class A common stock; and
■	Howard S. Jonas, our Chairman and Chairman of the Board, holds shares that, in the aggregate, represent more than a majority of the combined voting power of our outstanding capital stock.

Risks Related to Our Businesses and Operations

Errors in our technology or technological issues outside our control could cause delays or interruptions to our customers.

Our services can be disrupted by issues with our networks, platforms, technology, and systems, including malfunctions in our servers, processors, software or facilities. In addition, there may be service interruptions for reasons outside of our control. Our customers and potential customers subscribing to our services have experienced such interruptions in the past and may experience such interruptions in the future because of these types of problems or others which may or may not be in our control. Such interruptions may cause us to lose customers and/or offer customer credits, which could adversely affect our revenue and profitability. Network and telecommunication interruptions may also impair our ability to sign-up new customers.

Cyberattacks impacting our networks or systems could have an adverse effect on our business.

Cyberattacks, including the use of malware, ransomware, computer viruses, denial of services attacks, credential harvesting, social engineering and other means for obtaining unauthorized access to or disrupting the operation of our networks and systems and those of our suppliers, vendors and other service providers, could have an adverse effect on our business. Cyberattacks may cause equipment failures, loss of information (including sensitive personal information of customers or employees or valuable technical and marketing information), or disruptions to our or our customers’ operations. Furthermore, ransomware could potentially deny the use of our systems until a ransom is paid. Cyberattacks against companies, including us, have increased in frequency, scope, and potential harm in recent years. They may occur alone or in conjunction with physical attacks, especially where disruption of service is an objective of the attacker. The development and maintenance of systems to prevent such attacks is costly and requires ongoing monitoring and updating to address their increasing prevalence and sophistication. While, to date, we have not been subject to cyberattacks that, individually or in the aggregate, have been material to our operations or financial condition, the preventive actions we take to reduce the risks associated with cyberattacks, including protection of our systems and networks, may be insufficient to repel or mitigate the effects of a cyberattack in the future.

The inability to operate or use our networks and systems or those of our suppliers, vendors, and other service providers because of cyberattacks, even for a limited period of time, may result in significant expenses to us and/or a loss of revenue and market share. The costs associated with a major cyberattack on us could include expensive incentives offered to existing customers and business partners to retain their business, increased expenditures on cybersecurity measures and the use of alternate resources, lost revenues from business interruption, and litigation. Further, certain of our businesses, such as those offering cloud services to business customers, could be negatively affected if our ability to protect our own networks and systems is called into question because of a cyberattack. In addition, a compromise of security or a theft or other compromise of valuable information, such as financial data and sensitive or private personal information, could result in lawsuits and government claims, investigations, or proceedings. Any of these occurrences could damage our reputation, adversely impact customer and investor confidence and result in a material adverse effect on our results of operation or financial condition.

Changes to immigrant populations could negatively impact certain of our businesses.

Certain of our businesses, particularly Boss Money’ Boss Revolution and IDT Digital Payments, rely in large part on immigrant communities in the United States and elsewhere. Migration of immigrants and their spending patterns are affected by (among other factors) overall economic conditions, the availability of job opportunities, changes in immigration laws and their enforcement, including the potential for large scale deportations, restrictions on immigration and travel, and political or other events (such as civil unrest, war, terrorism, natural disasters, or public health emergencies or epidemics) that would make it more difficult for workers to migrate or work outside of the their countries of origin. Changes to these factors could materially and adversely affect our business, financial condition, results of operations, and cash flows.

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

Failure in our data centers or services could lead to significant costs and disruptions.

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

Our global operations subjects us to geopolitical and other risks that may harm our results of operations and financial condition.

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

We have attempted to control our operating expenses by operating in foreign countries such as Poland, Belarus, Guatemala, Costa Rica, Georgia, Dominican Republic and Israel and we may in the future expand our reliance on offshore labor to other countries. Our employees in Poland, Belarus, Georgia and Israel primarily help develop, test, and maintain certain of our technology. Our labor source in Guatemala, Costa Rica and the Dominican Republic primarily perform certain call center, administrative, operational and customer acquisition functions. We also have significant operations in Brazil, Uruguay, and Argentina as a result of net2phone’s growth.

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

Our technology and development(“T&D”) may be adversely affected by ongoing developments in Belarus and Ukraine.

We have a significant number of T&D personnel in Belarus. Belarus shares borders with both Russia and Ukraine. In February 2022, Russian military personnel stationed in Belarus were part of an invasion force by Russian forces into Ukraine. In response to the support and facilitation by Belarus for the invasion, the United States, the European Union, or EU, and various other nations imposed sanctions against multiple individuals and entities in Belarus. Other potential retaliatory measures could be taken by the United States and other countries, particularly if Belarus were to take a more active role in the conflict. While we continue to monitor the situation in Belarus closely, any prolonged or expanded unrest, military activities, or sanctions could have an adverse effect on our product roadmap and T&D. We cannot predict whether additional sanctions or other measures will be imposed, or the nature of severity of those measures, and whether they will directly or indirectly impact our T&D in Belarus or elsewhere.

Further, our Belarussian T&D personnel could be impacted by retaliatory actions taken by third parties related to actual or perceived Belarussian actions in support of the invasion, including cyberattacks.

Should the military conflict expand to Belarus, our operations there could likely be impacted, including due to availability of personnel, electrical outages, cyberattacks, and actual battles in areas where we have personnel.

Any of the foregoing could have an adverse impact on our ability to develop technology, including corrections or enhancements of existing platforms supporting our current products and services or development of new or complementary offerings.

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

Changes to rates by our suppliers and increasing regulatory charges, tariffs or excise taxes may require us to raise prices, which could adversely affect our financial result and business.

Our upstream carriers, suppliers and vendors may increase their prices thus directly impacting our direct cost of revenues, which would affect our earnings. Future changes in tariffs by regulatory agencies or application of tariff requirements to currently un-tariffed products or services could affect the price and sales of our products for a certain set of customers. Changes in our underlying direct costs of revenues may cause us to increase the rates we charge our customers, which could make us less competitive and impact our sales and retention of existing customers. On July 4, 2025, the One Big Beautiful Bill Act imposed a one percent excise tax on certain remittance transfers that will take effect for transfers made after December 31, 2025. The imposition of these or similar excise taxes could adversely affect our business and financial condition.

Our customers, particularly our IDT Global customers, could experience financial difficulties, which could adversely affect our revenues and profitability if we experience difficulties in collecting our receivables.

As a provider of international long-distance services, we depend upon sales of transmission and termination of traffic to other long-distance providers and the collection of receivables from these customers. The wholesale telecommunications market continues to feature many smaller, less financially stable companies. If weakness in the telecommunications industry or the global economy reduces our ability to collect our accounts receivable from our major customers, particularly our wholesale customers, our profitability may be substantially reduced. While our most significant customers, from a revenue perspective, vary from quarter to quarter, our five largest IDT Global customers collectively accounted for 4.2% and 4.7% of our total revenues in fiscal 2025 and fiscal 2024, respectively. Our IDT Global customers with the five largest receivables balances collectively accounted for 8.0% and 1.6% of our total gross trade accounts receivable on July 31, 2025, and 2024, respectively. This concentration of revenues and receivables increases our exposure to non-payment by our larger customers, and we may experience significant write-offs if any of our large customers fail to pay their outstanding balances, which could adversely affect our cash flow and profitability.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

We believe that our corporate culture fosters innovation, creativity, and teamwork. Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization, in particular our technology and software engineering organization. Competition for qualified technology and engineering employees is intense, and our compensation arrangements may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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

NRS’ strategy includes increasing its revenues from brand advertising. Brands may not do business with NRS or may reduce the amounts they are willing to spend to advertise if NRS does not deliver ads, and other commercial content and marketing programs in an effective manner, or if they do not believe that their investment in advertising with NRS will generate a competitive return relative to other alternatives. NRS’ ability to increase the number of brands that use its brand advertising, and ultimately to generate advertising and marketing services revenues, depends on several factors, many of which are outside of our control. If NRS fails to increase advertising on its platform, our business could be adversely affected.

The long-term success of NRS depends on its ability to develop products and services to address the rapidly evolving market for POS products and services, and, if it cannot implement successful enhancements and new features for its products and services, our business could be materially and adversely affected.

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

BOSS Money and its retailers face a complex and dynamic regulatory landscape related to anti-money laundering (AML), know your customer (KYC), consumer protection laws and data privacy. Changes in laws and regulations can impact business operations, and non-compliance or failure to comply with laws can result in hefty fines, penalties, operational restrictions and reputational damage. For example, certain banks, in an effort to comply with increasingly more challenging regulations, have gradually imposed stricter restrictions and limitations and higher costs on money remittance retailers making deposits to bank accounts. This can negatively affect the business of the BOSS Money retailers and, at times, disincentivize retailers from growing their BOSS Money business. As governments and regulatory bodies place increasing emphasis on anti-money laundering, data privacy, consumer protection and financial transparency, BOSS Money and its retailers may face rising costs to ensure compliance with, among others, customer due diligence, transaction monitoring, and consumer data privacy protection and reporting, which can negatively affect, among other things, the ability of BOSS Money to maintain and grow its retailer network.

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

BOSS Money’s international remittance business is subject to daily fluctuations in U.S. dollar exchange rates, resulting from devaluation or appreciation of currencies, exchange rate volatility, or currency restrictions, which can materially impact revenue and profitability.

BOSS Money can be vulnerable to illegal activities and fraud schemes.

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

The rapid evolution of payment technologies and shifts in consumer preferences along with adoption of new technologies such as mobile wallets, real-time payment systems and blockchain-based cryptocurrencies could disrupt the money transfer industry and require significant investments to stay competitive. Failure to innovate, adopt new technologies, or keep pace with industry advancements can potentially lead to market share and revenue declines. In addition, the inability to adapt to changing customer needs could significantly and negatively impact business growth.

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

Compared to its larger competitors such as Western Union, Moneygram, Ria, Intermex, Xoom, Wise and Remitly, BOSS Money has less brand recognition in the money remittance space which could make it harder to attract and retain customers. BOSS Money leverages the brand value and trust built by BOSS Revolution. The remittance industry is highly sensitive to consumer trust. As such, negative publicity, such as being associated with poor service, fraud or money laundering, could significantly and negatively harm BOSS Money’s reputation, leading to a loss of customers and revenue.

BOSS Money relies on partnerships with global banks and payout agents to process transactions in its receiving markets.

BOSS Money relies on partnerships with global banks and disbursement agents to process transactions in its receiving markets. If these partners face operational, financial, or regulatory issues, it could severely and negatively impact the company’s ability to conduct business. BOSS Money’s success depends, in part, on reliable access to international banking systems and payment infrastructure. Disruptions in these systems due to political or economic issues, or regulatory changes, could severely and negatively impact the company’s ability to provide services.

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

E-911 and other emergency service providers. net2phone maintains an agreement with an E-911 provider to assist it in routing and terminating emergency calls directly to an emergency service dispatcher at the public-safety answering point, or PSAP, in the customer’s registered location. net2phone also contract with a provider for the national call center that operates 24 hours a day, seven days a week to receive certain emergency calls and with several companies that maintain PSAP databases for the purpose of deploying and operating E-911 services. The dispatcher will have automatic access to the customer’s telephone number and registered location information. If a customer moves their service to a new location, the customer’s registered location information must be updated and verified by the customer. Until that takes place, the customer will have to verbally advise the emergency dispatcher of his or her actual location at the time of an E-911 call. This can lead to delays in the delivery of emergency services. Interruptions in service from these vendors could also cause failures in net2phone’s customers’ access to E-911 services and expose it to liability.

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

net2phone primarily sells Polycom, Yealink and Grandstream-branded desktop devices, although, it supports other third-party devices as well. These desktop devices are being manufactured by vendors in China. Recent supply-chain challenges in China and global ramifications of supply-chain difficulties, the U.S. trade war with China, including trade protection measures such as tariffs, and the effects of any new wave of COVID-19 infections or another pandemic may cause disruptions in obtaining its desktop devices. This may increase pricing, slow delivery times or may force net2phone to find other third-party manufacturers for its branded desktop devices.

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

Selling to larger enterprise customers also contains inherent risks and uncertainties. The loss of a key customer or the failure of some to renew or to continue to recommend net2phone’s products may have a material negative impact on its results. net2phone has a limited history of selling its services to larger businesses and may experience challenges in configuring and providing ongoing support for the products it sells to large customers. Larger customers’ networks are often more complex than those of smaller customers, and the configuration of services for these customers usually requires customer assistance. There is no guarantee that the customer will make available to net2phone the necessary personnel and other resources for a successful configuration of services. Lack of assistance from the customers or lack of local resources may prevent net2phone from properly configuring its services for these customers, which can in turn adversely impact the quality of services that it delivers over its customers’ networks, and/or may result in delays in the implementation of its services and impact the quality and ability to continue to provide the services. This could also create a public perception that net2phone is unable to deliver high quality service to its customers, which could harm its reputation. In addition to the foregoing, larger customers tend to require higher levels of customer service and individual attention, which may increase net2phone’s costs for implementing and delivering services.

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

net2phone must acquire new customers on an ongoing basis to maintain and increase its customers and revenues, and the significant costs to acquire new customers may hinder profitability.

net2phone has to acquire new customers to increase revenues. net2phone incurs significant costs to acquire new customers, and those costs are an important factor in determining our profitability. Therefore, if net2phone is unsuccessful in retaining customers or is required to spend significant amounts to acquire new customers, its revenue and or profits may decrease, which would negatively affect profitability. Sales and marketing expenditures are an ongoing requirement of net2phone’s business as it strives to acquire more new customers.

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

Most of our telecommunications’ traffic is terminated through third-party providers. To support our minutes of use demand and geographic footprint, we may need to obtain additional termination capacity or destinations. We may not be able to obtain sufficient termination capacity from high-quality carriers to particular destinations or may have to pay significant amounts to obtain such capacity. This could result in our not being able to support our minutes of use demands or in higher cost-per-minute to particular destinations, which could adversely affect our revenues and profits.

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

At July 31, 2025, we had cash, cash equivalents, debt securities, and current equity investments of $260.4 million. Debt securities and equity investments carry a degree of risk, as there can be no assurance that we can redeem them at any time and that our investment managers will be able to accurately predict the course of price movements and, in general, the securities markets have in recent years been characterized by great volatility and unpredictability. As a result of these different market risks, our holdings of cash, cash equivalents, debt securities, and equity investments could be materially and adversely affected.

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

Intellectual Property, Tax, Regulatory, and Litigation Risks

Changes in national policy, governmental actions related to tariffs or international trade agreements, as well as shifts in social, political, regulatory, and economic conditions or laws and policies governing foreign trade, manufacturing, development, and investment in the regions where we operate, can significantly impact our business. Such changes could lead to negative sentiments towards us, potentially depressing economic activity or restricting access to suppliers or customers and thereby have a material adverse effect on our business, results of operations and outlook.

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

The U.S. tariffs and rebalancing tariffs that were recently enacted or that may be enacted have contributed to uncertainty about current global economic conditions. Sustained uncertainty could result in a global economic slowdown and long-term changes to global trade. Such changes could lead to negative sentiments towards us, potentially depressing economic activity or restricting access to suppliers or customers and thereby have a material adverse effect on our business, results of operations and outlook.

We provide communications and payment services to consumers and are therefore subject to various federal and state laws and regulations.

As a provider of communications and payment services to consumers, such as BOSS Revolution and BOSS Money, we are subject to various federal and state laws and regulations relating to the way we advertise our services, describe and present the terms of our services, and communicate with our customers and consumers in general. Compliance with these laws requires us to be constantly vigilant as they often vary from state to state. Failure to comply with these laws could result in action being taken by federal and state agencies or offices responsible for consumer protection, like the Federal Trade Commission, or FTC, which could have a material adverse effect on our results of operations, financial condition, revenues, and profits.

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

Our 2017 FCC Form 499-A, which reported our calendar year 2016 revenue was audited by the Universal Service Administrative Company, or USAC. The USAC’s final decision imposed a $2.9 million charge on us for the Federal TRS Fund. We have appealed the USAC’s final decision to the FCC and do not intend to remit payment for the TRS Fund fees unless and until a negative decision on our appeal has been issued. We have made certain changes to our filing policies and procedures for years that remain potentially under audit. As of July 31, 2025, our accrued expenses included $21.1 million for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years. If we do not properly calculate, or have not properly calculated, the amount payable by us to the FCC, we may be subject to interest and penalties.

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

Several states and territories have enacted legislation regulating money transmitters, with 49 states requiring a license as of July 31, 2025. At July 31, 2025, we had obtained licenses to operate as a money transmitter in 48 U.S. states and Washington, D.C. We are also registered as money services businesses with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury, or FinCEN. As a licensed money transmitter, we are subject to bonding requirements, liquidity requirements, restrictions on our investment of customer funds, reporting requirements, and inspection by state and foreign regulatory agencies. If we were found to be subject to and in violation of any banking or money services laws or regulations, we could be subject to liability or additional restrictions, such as increased liquidity requirements. In addition, our licenses could be revoked, or we could be forced to cease doing business or change our practices in certain states or jurisdictions or be required to obtain additional licenses or regulatory approvals that could impose a substantial cost on us. Regulators could also impose other regulatory orders and sanctions on us. Any change to our business practices that makes our service less attractive to customers or prohibits use of our services by residents of a particular jurisdiction could decrease our transaction volume and harm our business, financial condition, and operating results.

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

IDTFS is a licensed bank regulated by the Gibraltar Financial Services Commission (“GFSC”). As a deposit-taking institution, IDTFS is authorized to provide a wide range of regulated banking and financial services, including the issuance of electronic money, payment services and foreign exchange services. As a regulated bank, IDTFS is subject to stringent supervisory oversight and is required to maintain robust governance, risk management, anti-money laundering (AML) controls, and capital adequacy in accordance with Gibraltarian and EU financial regulations. The GFSC’s oversight extends to all aspects of IDTFS’ operations, including customer due diligence, transaction monitoring, and safeguarding of client funds. Failure to comply with regulatory obligations could result in fines, enforcement actions, reputational damage, or, in severe cases, revocation of the banking license.

IDT Services Limited (IDTS) is regulated by the Malta Financial Services Authority (MFSA) and operates under the Maltese and EU legal framework for financial services providers. It was licensed by the MFSA as an Electronic Money Institution (EMI) in May 2025, authorizing it to issue electronic money and provide payment services. While its operational scope differs from that of IDTFS, IDTS is nonetheless subject to similar regulatory expectations regarding AML compliance, internal governance, data protection, and financial reporting. The MFSA conducts regular supervision to ensure ongoing compliance with applicable regulations. Non-compliance could result in regulatory sanctions or, ultimately, the withdrawal of authorization.

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

The FCC’s rules present several concerns to all carriers. Notably, the FCC has prohibited STIR/SHAKEN compliant carriers, such as IDT, from doing business with non-compliant carriers.

Additionally, the rules extend to many foreign carriers, and it is unclear whether foreign carriers will be sufficiently educated and experienced to implement U.S. rules and regulations. Foreign carrier compliance, or the lack thereof, could impact U.S. carriers as they seek to meet their own regulatory obligations. There may also be changes in the marketplace as foreign carriers may look to limit U.S. carrier partners to whom they transmit calls for termination in the U.S. that are subject to the STIR/SHAKEN rules.

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

While we expect additional regulation of our industry in some or all these areas, and we expect continuing changes in the regulatory environment as new and proposed regulations are reviewed, revised and amended, we cannot predict with certainty what impact new laws in these areas will have on us, if any.

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

Various legal proceedings that have arisen or may arise in the ordinary course of business have not been finally adjudicated, which may have a material adverse effect on our results of operations, cash flows, or financial condition (see Note 22 to our Consolidated Financial Statements in Item 8 to Part II of this Annual Report).

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

We engage in electronic billing and processing of our customers using secure transmission of sometimes confidential information over public networks. We have systems and processes in place that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches. However, there is no guarantee that such systems and processes will not experience a failure. Our failure to protect against fraud or breaches may subject us to costly breach notification and other mitigation obligations, class action lawsuits, investigations, fines, forfeitures, or penalties from governmental agencies that could adversely affect our operating results. We may be unable to prevent our customers from fraudulently receiving goods and services. Personal data is increasingly subject to legal and regulatory protections around the world, which vary widely in approach and which possibly conflict with one another. In recent years, for example, U.S. legislators and regulatory agencies, such as the FTC, as well as U.S. states have increased their focus on protecting personal data by law and regulation and have increased enforcement actions for violations of privacy and data protection requirements. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. While we believe that we are not a covered entity under the law, the effects of the CCPA potentially are significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses to comply. We may also from time to time be subject to, or face assertions that we are subject to, additional obligations relating to personal data by contract or due to assertions that self-regulatory obligations or industry standards apply to our practices.

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

The principle that Internet service providers should treat all Internet communications equally and not charge users different rates for various tiers of service or prioritize certain traffic while blocking or slowing down others, is called net neutrality. On January 4, 2018, the FCC released an order that largely repealed prior FCC rules that prevented broadband internet access providers from degrading or otherwise disrupting a broad range of services provisioned over consumers’ and enterprises’ broadband internet access lines. In January 2025, the U.S. Court of Appeals for the Sixth Circuit struck down the FCC’s January 2018 order.

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

Following the adoption of the FCC’s January 2018 order, several states passed state-level net neutrality laws. However, we cannot rely on those state laws because of potential opposition from the federal government. We cannot predict the ultimate outcome of these disputes.

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

Howard S. Jonas, our Chairman and Chairman of the Board of Directors, controls a majority of the voting power of our capital stock. As of September 24, 2025, Mr. Jonas has voting power over 1,574,326 shares of our Class A common stock (which are convertible into shares of our Class B common stock on a 1-for-1 basis) and 2,630,045 shares of our Class B common stock, representing approximately 70.3% of the combined voting power of our outstanding capital stock. Mr. Jonas will be able to control all matters requiring approval by our stockholders, including the election of all the directors and the approval of significant corporate matters, including any merger, consolidation or sale of all or substantially all of our assets. As a result, the ability of any of our other stockholders to influence our management is limited.

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

Item 2. Properties.

Our headquarters is located at 520 Broad Street, Newark, New Jersey. We occupy approximately 42,300 square feet of space in this building and have parking rights in a parking garage located across the street at 36 Atlantic Street, Newark, New Jersey.

We also occupy approximately 3,600 square feet of office space in Jerusalem, Israel that is owned by Rafael Holdings.

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

Item 3. Legal Proceedings.

Legal proceedings disclosure is presented in Note 22 to our Consolidated Financial Statements in Item 8 to Part II of this Annual Report.

Item 4. Mine Safety Disclosures.

Not applicable.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Class B common stock trades on the New York Stock Exchange under the symbol “IDT.”

On September 22, 2025, there were 254 holders of record of our Class B common stock and one holder of record of our Class A common stock. All shares of Class A common stock are beneficially owned by Howard S. Jonas, our Chairman and the Chairman of the Board. The number of holders of record of our Class B common stock does not include the number of persons whose shares are in nominee or in “street name” accounts through brokers. On September 22, 2025, the last sales price reported on the New York Stock Exchange for our Class B common stock was $68.30 per share.

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

In fiscal 2025, we paid a dividend of $0.05 per share on our Class A and Class B common stock on each of October 7, 2024 and December 31, 2024 and a dividend of $0.06 per share on our Class A and Class B common stock on each of March 25, 2025 and June 18, 2025. In fiscal 2025, we paid aggregate cash dividends of $5.6 million on our Class A and Class B common stock.

In September 2025, we declared a dividend of $0.06 per share on our Class A and Class B common stock that is payable on October 10, 2025.

The information required by Item 201(d) of Regulation S-K will be contained in our Proxy Statement for our Annual Stockholders Meeting, which we will file with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Performance Graph of Stock

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases by us of our shares during the fourth quarter of fiscal 2025.

	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
May 1 – 31, 2025	—	—	—	4,496,621
June 1 – 30, 2025	—	—	—	4,416,114
July 1 – 31, 2025	—	—	—	4,403,786
Total	—	—	—

(1)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in this Annual Report. The forward-looking statements are made as of the date of this Annual Report, and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the Securities and Exchange Commission pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our periodic and current reports on Forms 10-Q and 8-K.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report generally discusses fiscal 2025 and fiscal 2024 items and year-to-year comparisons between fiscal 2025 and fiscal 2024. Discussions of fiscal 2023 items and year-to-year comparisons between fiscal 2024 and fiscal 2023 that are not included in this Annual Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 31, 2024.

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

The carrying amount of our goodwill by reporting unit was as follows:

(in millions) July 31	2025	2024
Retail Communications	$11.3	$11.2
net2phone	9.9	9.8
Fintech	3.2	3.2
IDT Digital Payments	2.1	2.1
TOTAL	$26.5	$26.3

For our annual goodwill impairment test as of May 1, 2025, we performed qualitative assessments for all of our reporting units that indicated that it was more likely than not that the fair values of our reporting units exceeded their respective carrying values and, therefore, did not result in an impairment.

For our annual goodwill impairment test as of May 1, 2024, we performed quantitative assessments of our Retail Communications and net2phone reporting units and qualitative assessments for our Fintech and IDT Digital Payments reporting units. Our assessments did not indicate any goodwill impairment as of May 1, 2024. For the quantitative assessments, we calculated the fair value of the reporting unit using a discounted cash flow method as a form of the income approach. The discounted cash flow method is based on the present value of projected cash flows and a terminal value. The terminal value represents the expected normalized future cash flows of the reporting unit beyond the projection period. We used a discount rate based on the weighted-average cost of capital of comparable companies by Global Industry Classification Standard code that represented our estimate of the expected return a marketplace participant would have required.

We do not believe we are currently at risk of goodwill impairment based on qualitative assessments of our reporting units for the three months ended July 31, 2025. We considered several factors in these qualitative assessments including (i) the business enterprise value of the reporting unit from the last quantitative test and the excess of the fair value over carrying value, (ii) macroeconomic conditions including changes in interest rates and discount rates, (iii) industry and market considerations including industry revenue, EBITDA margins, and multiples based on business enterprise value to revenues and to EBITDA, and (iv) the recent financial performance and budget of the reporting unit.

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

There were no such events or changes in circumstances in fiscal 2025 or fiscal 2024. If we determine that events or changes in circumstances indicate the carrying value of certain long-lived assets may not be recoverable, we test for impairment based on the projected undiscounted cash flows to be derived from such asset. If the projected undiscounted future cash flows are less than the carrying value of the asset, we will record an impairment loss based on the difference between the estimated fair value and the carrying value of the asset. We generally measure fair value by considering sale prices for similar assets or by discounting estimated future cash flows from the asset using an appropriate discount rate. Cash flow projections for specific assets and fair value estimates of assets require significant estimates and assumptions by management that have a significant level of estimation uncertainty. Should our estimates and assumptions prove to be incorrect, we may be required to record impairments in future periods and such impairments could be material.

Allowance for Credit Losses on Accounts Receivable

Our allowance for credit losses was $9.1 million and $6.4 million at July 31, 2025 and 2024, respectively, partially due to an increase in credit losses related to ads and data. The allowance as a percentage of gross trade accounts receivable increased to 17.5% at July 31, 2025 from 13.1% at July 31, 2024 because, at July 31, 2025 compared to July 31, 2024, gross trade accounts receivable increased 7.0% and the allowance increased 43.2%. The most significant increase in the trade accounts receivable balance at July 31, 2025 compared to July 31, 2024 was in NRS.

For our allowance for trade accounts receivable, we record an expense based on a forward-looking current expected credit loss model to maintain our allowance for credit losses. We consider the probability of recoverability of accounts receivable based on past experience, considering current collection trends and general economic factors, including bankruptcy rates. We also consider future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.

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

The valuation allowance on our deferred income tax assets was $14.9 million and $13.6 million at July 31, 2025 and 2024, respectively. In fiscal 2025, we decreased the valuation allowance by $3.4 million, due to profitability in the United Kingdom, offset by $4.7 million of additions in other jurisdictions. In fiscal 2024, we increased the valuation allowance by $3.0 million, which included the establishment of a valuation allowance of $3.5 million for deferred income tax assets that were not more likely than not going to be utilized prior to expiration, net of a decrease of $0.2 million due to the utilization or disposal of previously valued deferred income tax assets and a release of $0.3 million for profitability in the United Kingdom.

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

Our 2017 FCC Form 499-A, which reported our calendar year 2016 revenue, was audited by the USAC. The USAC’s final decision imposed a $2.9 million charge on us for the Federal Telecommunications Relay Service, or TRS, Fund. We have appealed the USAC’s final decision to the FCC and we do not intend to remit payment for the TRS Fund fees unless and until a negative decision on our appeal has been issued. We have made certain changes to our filing policies and procedures for years that remain potentially under audit. At July 31, 2025 and 2024, our accrued expenses included $21.1 million and $25.9 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

RECENTLY ISSUED ACCOUNTING STANDARD NOT YET ADOPTED

In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

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

As of July 31, 2025, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.6% of the outstanding shares of NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.1% of the equity of net2phone 2.0 and 79.5% of the equity of NRS.

Reclassifications

From and after August 1, 2024, we reclassified certain customer funds for pending money transfers in our consolidated financial statements. In the consolidated balance sheet at July 31, 2024, $8.9 million previously included in “Settlement liabilities” was reclassified to “Customer funds deposits,” and in the consolidated statements of cash flows in fiscal 2024 and fiscal 2023, cash provided by “Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities” of $1.6 million and $2.0 million, respectively, was reclassified to cash used in “Customer funds deposits”. These amounts were reclassified to conform to the current year’s presentation.

Concentration of Customers

While they may vary from quarter to quarter, our five largest customers collectively accounted for 8.9%, 10.3%, and 10.8% of our consolidated revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. Our customers with the five largest receivables balance collectively accounted for 20.4% and 22.7% of our consolidated gross trade accounts receivable at July 31, 2025 and 2024, respectively. This concentration of customers increases our risk associated with nonpayment by those customers. In an effort to reduce our risk, we perform ongoing credit evaluations of our significant customers, and in some cases, do not offer credit terms to customers, choosing instead to require prepayment. Historically, when we have issued credit, we have not required collateral to support trade accounts receivable from our customers. However, when necessary, we have imposed stricter credit restrictions on our customers. In some cases, this has resulted in our sharply curtailing, or ceasing completely, sales to certain customers.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

▪	for NRS, active POS terminals, payment processing accounts, and recurring revenue,
▪	for net2phone, seats and subscription revenue, and
▪	for Traditional Communications, minutes of use.

NRS uses three key metrics to measure the size of its customer base, including two that are non-GAAP measures: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that have not been fully installed by the end of the month. Payment processing accounts are accounts that can generate revenue. It excludes accounts that have been approved but not activated. In addition to the foregoing, NRS uses recurring revenue as a performance metric, which consist of NRS’ revenue in accordance with U.S. GAAP, excluding its revenue from POS terminal sales.

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

Year Ended July 31, 2025 compared to Year Ended July 31, 2024

The following table sets forth certain items in our statements of income as a percentage of our total revenues:

Year ended July 31	2025	2024	2023
REVENUES:
National Retail Solutions	10.5%	8.6%	6.2%
Fintech	12.6	10.0	7.0
net2phone	7.1	6.8	5.8
Traditional Communications	69.8	74.6	81.0
TOTAL REVENUES	100.0	100.0	100.0
DIRECT COST OF REVENUES	63.8	67.6	71.2
GROSS PROFIT	36.2	32.4	28.8
OPERATING EXPENSES:
Selling, general and administrative	23.4	22.4	19.6
Technology and development	4.1	4.2	3.9
Severance	—	0.1	—
Other operating expense, net	0.5	0.3	0.4
TOTAL OPERATING EXPENSES	28.0	27.0	23.9
INCOME FROM OPERATIONS	8.2	5.4	4.9
Interest income, net	0.5	0.4	0.3
Other expense, net	(0.1)	(0.7)	(0.3)
INCOME BEFORE INCOME TAXES	8.6%	5.1%	4.9%

National Retail Solutions Segment

NRS, which represented 10.5%, 8.6%, and 6.2% of our total revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, is an operator of a nationwide POS network providing independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform also provides marketers with digital out-of-home advertising and transaction data.

(in millions)				2025 change from 2024		2024 change from 2023
Year ended July 31	2025	2024	2023	$/#	%	$/#	%
Revenues:
Recurring	$122.6	$96.9	$71.4	$25.7	26.6%	$25.5	35.6%
Other	6.2	6.2	5.7	—	(1.5)	0.5	10.5
Total revenues	128.8	103.1	77.1	25.7	24.9	26.0	33.7
Direct cost of revenues	(11.9)	(11.6)	(10.7)	0.3	2.6	0.9	8.3
Gross profit	116.9	91.5	66.4	25.4	27.7	25.1	37.9
Selling, general and administrative	(78.0)	(62.6)	(47.0)	15.4	24.5	15.6	33.3
Technology and development	(8.7)	(7.1)	(5.0)	1.6	22.8	2.1	42.5
Other operating expense	(2.4)	(0.2)	—	2.2	nm	0.2	nm
Income from operations	$27.8	$21.6	$14.4	$6.2	28.3%	$7.2	50.2%

Gross margin percentage	90.7%	88.7%	86.1%	2.0%		2.6%

nm—not meaningful

(in thousands)				2025 change from 2024		2024 change from 2023
July 31	2025	2024	2023	#	%	#	%
Active POS terminals	37.2	32.1	25.7	5.1	15.8%	6.4	25.1%
Payment processing accounts	26.5	21.3	15.8	5.2	24.1%	5.5	35.3%

Revenues. Revenues increased in fiscal 2025 compared to fiscal 2024 driven primarily by revenue growth from NRS’ merchant services, as well as the expansion of NRS’ POS network.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2025 compared to fiscal 2024 primarily due to the increases in the direct costs of NRS’ merchant services and advertising, partially offset by a decrease in the direct costs of NRS’ POS terminal sales.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2025 compared to fiscal 2024 primarily due to increases in sales commissions, bad debt expense, employee compensation, and marketing expense. The increase in bad debt expense was related to a large programmatic advertising partner. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense was 60.6%, 60.7%, and 61.0% in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Technology and Development. Technology and development expense increased in fiscal 2025 compared to fiscal 2024 primarily due to increases in employee compensation and depreciation and amortization expense, partially offset by a decrease in consulting expense.

Other Operating Expense. In fiscal 2025, we recorded an aggregate expense of $4.0 million related to the settlement of litigation, of which $2.4 million was included in the NRS segment and $1.6 million was included in Corporate. In fiscal 2024, NRS recorded expense of $0.2 million for the cost of capitalized internal use software and certain other assets that were no longer in use.

Fintech Segment

Fintech, which represented 12.6%, 10.0%, and 7.0% of our total revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”), that processes disbursement payments, which we refer to as the Disbursement Payments VIE, (iii) IDT Financial Services Limited, or IDT Financial Services, a Gibraltar-based bank and (iv) IDT Services Limited (“IDTS”), a Malta-based electronic money institution.

(in millions)				2025 change from 2024		2024 change from 2023
Year ended July 31	2025	2024	2023	$/#	%	$/#	%
Revenues:
BOSS Money	$139.8	$108.3	$76.9	$31.5	29.1%	$31.4	40.8%
Other	14.8	12.4	9.7	2.4	19.3	2.7	28.0
Total revenues	154.6	120.7	86.6	33.9	28.1	34.1	39.4
Direct cost of revenues	(63.9)	(53.4)	(36.6)	10.5	19.6	16.8	45.9
Gross profit	90.7	67.3	50.0	23.4	34.8	17.3	34.6
Selling, general and administrative	(66.2)	(59.6)	(47.2)	6.6	11.0	12.4	26.3
Technology and development	(9.1)	(9.5)	(7.2)	(0.4)	(4.6)	2.3	30.6
Other operating gain, net	—	1.7	1.9	(1.7)	(100.0)	(0.2)	(13.2)
Income (loss) from operations	$15.4	$(0.1)	$(2.5)	$15.5	nm	$2.4	94.9%

Gross margin percentage	58.7%	55.8%	57.7%	2.9%		(1.9)%

nm—not meaningful

Revenues. Revenues increased in fiscal 2025 compared to fiscal 2024 primarily because of increased transaction volume at BOSS Money, which included increases in both its digital and retail channel transactions.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2025 compared to fiscal 2024 primarily due to an increase in BOSS Money’s direct cost of revenues, which reflected the increase in BOSS Money’s revenue.

Selling, General and Administrative. Selling, general and administrative expense increased in fiscal 2025 compared to fiscal 2024 primarily due to increases in debit and credit card processing charges, employee compensation, bank fees, and marketing expenses. The increase in card processing charges was the result of increased credit and debit card transactions through our BOSS Money app and other digital channels. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense was 42.8%, 49.4%, and 54.5% in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Technology and Development. Technology and development expense decreased in fiscal 2025 compared to fiscal 2024 primarily due to a decrease in employee compensation expense, partially offset by increases in depreciation and amortization expense, software license and maintenance expense, and cloud services expense.

Other Operating Gain, net. In fiscal 2024, we determined that the requirements for contingent consideration payments related to the Leaf Global Fintech Corporation, or Leaf, acquisition would not be met. We recognized a gain of $1.8 million on the write-off of these contingent consideration payment obligations. In addition, in fiscal 2024, we completed a portion of the integration of the Leaf Wallet platform into the BOSS Money app, including replacing the Leaf tradename with BOSS Money. The Leaf tradename balance of $0.1 million was written off in fiscal 2024.

net2phone Segment

The net2phone segment, which represented 7.1%, 6.8%, and 5.8% of our total revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, is comprised of net2phone’s integrated cloud communications and contact center services.

(in millions)				2025 change from 2024		2024 change from 2023
Year ended July 31	2025	2024	2023	$/#	%	$/#	%
Revenues:
Subscription	$85.7	$78.4	$66.8	$7.3	9.4%	$11.6	17.3%
Other	2.2	3.9	5.6	(1.7)	(46.0)	(1.7)	(28.9)
Total revenues	87.9	82.3	72.4	5.6	6.7	9.9	13.7
Direct cost of revenues	(18.2)	(17.2)	(15.3)	1.0	5.4	1.9	12.9
Gross profit	69.7	65.1	57.1	4.6	7.1	8.0	14.0
Selling, general and administrative	(52.4)	(52.6)	(49.7)	(0.2)	(0.4)	2.9	5.8
Technology and development	(11.7)	(10.8)	(10.0)	0.9	8.3	0.8	8.1
Severance	(0.1)	(0.1)	(0.1)	—	5.7	—	72.1
Other operating (expense) gain, net	(0.6)	0.1	(0.1)	(0.7)	nm	0.2	142.3
Income (loss) from operations	$4.9	$1.7	$(2.8)	$3.2	194.4%	$4.5	161.0%

Gross margin percentage	79.3%	79.1%	78.9%	0.2%		0.2%

nm—not meaningful

(in thousands)				2025 change from 2024		2024 change from 2023
July 31	2025	2024	2023	#	%	#	%
Seats served	422	396	352	26	6.4%	44	12.6%

Revenues. net2phone’s revenues increased in fiscal 2025 compared to fiscal 2024 due to the growth in subscription revenue, most significantly in the U.S. market, and from its contact center services’ revenue, which reflected the increase in seats served at July 31, 2025 compared to July 31, 2024.

Direct Cost of Revenues. Direct cost of revenues increased in fiscal 2025 compared to fiscal 2024 primarily due to the increase in revenues, with the largest increase in the U.S. market. net2phone’s revenue growth exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense slightly decreased in fiscal 2025 compared to fiscal 2024 primarily due to decreases in marketing, bad debt, and consulting expenses, partially offset by increases in sales commissions and depreciation and amortization expenses. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 59.6% from 63.9% and 68.7% in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Technology and Development. Technology and development expense increased in fiscal 2025 compared to fiscal 2024 primarily due to increases in employee compensation, software license and maintenance, cloud services, and depreciation and amortization expenses.

Other Operating (Expense) Gain, net. In fiscal 2025 and fiscal 2023, we recorded expense of $0.6 million and $0.1 million, respectively, for telephone equipment used in operations that was taken out of service. In fiscal 2024, we determined that the requirement for a contingent consideration payment related to an acquisition in a prior period would not be met. We recognized a gain of $0.1 million on the write-off of this contingent consideration payment obligation.

Traditional Communications Segment

The Traditional Communications segment, which represented 69.8%, 74.6%, and 81.0% of our total revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of  international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Traditional Communications’ most significant revenue streams are from IDT Digital Payments, BOSS Revolution, and IDT Global. IDT Digital Payments and BOSS Revolution are sold directly to consumers and through distributors and retailers. We receive payments for BOSS Revolution and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

(in millions)				2025 change from 2024		2024 change from 2023
Year ended July 31	2025	2024	2023	$/#	%	$/#	%
Revenues:
IDT Digital Payments	$416.3	$407.4	$417.1	$8.9	2.2%	$(9.7)	(2.3)%
BOSS Revolution	211.2	263.2	322.1	(52.0)	(19.8)	(58.9)	(18.3)
IDT Global	209.6	201.1	230.3	8.5	4.2	(29.2)	(12.7)
Other	23.1	27.9	33.2	(4.8)	(16.9)	(5.3)	(16.4)
Total revenues	860.2	899.6	1,002.7	(39.4)	(4.4)	(103.1)	(10.3)
Direct cost of revenues	(691.3)	(733.4)	(819.0)	(42.1)	(5.7)	(85.6)	(10.5)
Gross profit	168.9	166.2	183.7	2.7	1.6	(17.5)	(9.5)
Selling, general and administrative	(79.9)	(84.9)	(89.9)	(5.0)	(5.9)	(5.0)	(5.6)
Technology and development	(21.5)	(23.1)	(25.7)	(1.6)	(7.0)	(2.6)	(10.2)
Severance	(0.8)	(1.6)	(0.9)	(0.8)	(53.0)	0.7	78.6
Other operating expense, net	(0.2)	(0.2)	(5.9)	—	(11.6)	(5.7)	(96.9)
Income from operations	$66.5	$56.4	$61.3	$10.1	17.9%	$(4.9)	(7.9)%

Gross margin percentage	19.6%	18.5%	18.3%	1.1%		0.2%

Minutes of use:
BOSS Revolution	1,303	1,772	2,299	(469)	(26.4)%	(527)	(22.9)%
IDT Global	5,681	5,702	6,328	(21)	(0.4)	(626)	(9.9)

Revenues. Revenues from IDT Digital Payments increased in fiscal 2025 compared to fiscal 2024 primarily due to increases in revenues from the direct-to-consumer and enterprise and wholesale channels, partially offset by a decrease in revenues from the retail channel.

Revenues and minutes of use from BOSS Revolution decreased in fiscal 2025 compared to fiscal 2024. BOSS Revolution continues to be impacted by persistent, market-wide trends, including the proliferation of unlimited calling plans offered by wireless carriers and mobile virtual network operators, and the increasing penetration of free and paid over-the-top voice, video conferencing, and messaging services.

Revenues from IDT Global increased in fiscal 2025 compared to fiscal 2024, although IDT Global’s minutes of use decreased in fiscal 2025 compared to fiscal 2024. IDT Global mitigated the impacts of the ongoing industry-wide declines in paid-minute voice through a traffic mix shift to higher margin routes and new service offerings. However, we expect IDT Global to continue to be adversely impacted by this industry-wide trend, and minutes of use and revenues will likely continue to decline from quarter-to-quarter, as we seek to maximize economics rather than necessarily sustain minutes of use or revenues.

Direct Cost of Revenues. Direct cost of revenues decreased in fiscal 2025 compared to fiscal 2024 primarily due to the decreases in BOSS Revolution’s minutes of use and direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense decreased in fiscal 2025 compared to fiscal 2024 primarily due to decreases in stock-based compensation, sales commissions, and debit and credit card processing charges, partially offset by an increase in bad debt expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense was 9.3%, 9.4%, and 9.0% in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Technology and Development. Technology and development expense decreased in fiscal 2025 compared to fiscal 2024 primarily due to decreases in employee compensation, cloud services expense, and depreciation and amortization expense.

Severance Expense. Traditional Communications incurred severance expense of $0.8 million and $1.6 million in fiscal 2025 and fiscal 2024, respectively.

Other Operating Expense, net. In fiscal 2025, Traditional Communications recorded expense of $0.2 million for certain equipment that was taken out of service. In fiscal 2024, Traditional Communications recorded expenses of $0.2 million for internal use software that was taken out of service.

Corporate

(in millions)				2025 change from 2024		2024 change from 2023
Year ended July 31	2025	2024	2023	$	%	$	%
General and administrative	$(11.1)	$(10.5)	$(9.4)	$0.6	6.3%	$1.1	12.2%
Other operating expense, net	(3.1)	(4.4)	(0.3)	(1.3)	(28.8)	4.1	nm
Loss from operations	$(14.2)	$(14.9)	$(9.7)	$0.7	4.3%	$(5.2)	(53.9)%

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

General and Administrative. Corporate general and administrative expense increased in fiscal 2025 compared to fiscal 2024 primarily because of increases in employee compensation and legal fees. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.9%, 0.9%, and 0.8% in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

Other Operating Expense, net. In fiscal 2025, we recorded an aggregate expense of $4.0 million related to the settlement of litigation, of which $1.6 million was included in Corporate and $2.4 million was included in the NRS segment.

As discussed in Note 22 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary Straight Path. We incurred legal fees of $0.5 million and $7.2 million in fiscal 2025 and fiscal 2024, respectively, related to this action. Also, we recorded offsetting gains from insurance claims for this matter of nil and $2.9 million in fiscal 2025 and fiscal 2024, respectively. In fiscal 2024, we received the final payment from our insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, we filed our answering brief to the appeal. Oral argument is scheduled for October 2025.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $3.1 million and $7.4 million in fiscal 2025 and fiscal 2024, respectively. The decrease in stock-based compensation expense was primarily due to a decrease in expense related to certain equity grants made in fiscal 2024 to an executive officer, and a decrease in stock-based compensation expense from the grant of deferred stock units, or DSUs, that entitle the grantees to receive shares of our Class B common stock. As of July 31, 2025, there was $0.4 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in October 2027.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. As of July 31, 2025, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

As of July 31, 2025, there was an aggregate of $0.5 million in unrecognized compensation cost related to non-vested stock options and restricted stock, which is expected to be recognized over the remaining vesting periods that end in fiscal 2028.

(in millions)				2025 change from 2024		2024 change from 2023
Year ended July 31	2025	2024	2023	$	%	$	%
Income from operations	$100.4	$64.7	$60.7	$35.7	55.1%	$4.0	6.6%
Interest income, net	6.1	4.8	3.2	1.3	28.5	1.6	51.5
Other expense, net	(0.7)	(7.6)	(3.1)	6.9	90.6	(4.5)	(146.9)
(Provision for) benefit from income taxes	(24.7)	6.4	(16.4)	(31.1)	(488.7)	22.8	138.6
Net income	81.1	68.3	44.4	12.8	18.9	23.9	53.9
Net income attributable to noncontrolling interests	(5.0)	(3.8)	(3.9)	(1.2)	(32.4)	0.1	1.7
Net income attributable to IDT Corporation	$76.1	$64.5	$40.5	$11.6	18.1%	$24.0	59.2%

Other Expense, net. Other expense, net consists of the following:

(in millions) Year ended July 31	2025	2024	2023
Foreign currency transaction gains (losses)	$0.3	$(3.8)	$3.3
Equity in net loss of investee	(2.7)	(3.5)	(3.1)
Gains (losses) on investments	1.6	0.2	(2.6)
Other	0.1	(0.5)	(0.7)
TOTAL	$(0.7)	$(7.6)	$(3.1)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of both July 31, 2025 and 2024, our ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

(Provision for) Benefit from Income Taxes. With our reacquisition of net2phone in March 2006, its losses were limited under IRC Section 382 to approximately $7 million per year. In fiscal 2024, we had an IRC Section 382 study conducted on the reacquisition and the limitation was adjusted to $9 million per year. We recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024. The change in income tax expense in fiscal 2025 compared to fiscal 2024, excluding the income tax benefit in fiscal 2024, was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in fiscal 2025 compared to fiscal 2024 was primarily due to increases in net income attributable to the noncontrolling interests in NRS, net2phone 2.0, and the Disbursement Payments VIE, partially offset by the change in the amounts attributable to the noncontrolling interests in Sochitel.

LIQUIDITY AND CAPITAL RESOURCES

As of the date of this Annual Report, we expect our cash from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on July 31, 2025 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during fiscal 2026.

At July 31, 2025, we had cash, cash equivalents, debt securities, and current equity investments of $253.8 million and working capital (current assets in excess of current liabilities) of $227.3 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at July 31, 2025:

Payments due by period (in millions)	Total	Less than 1 year	1—3 years	4—5 years	After 5 years
Purchase commitments	$14.5	$4.2	$8.6	$1.7	$—
Connectivity obligations under service agreements	1.9	1.2	0.6	0.1	—
Operating leases including short-term leases	2.6	1.3	1.0	0.3	—
TOTAL(1)	$19.0	$6.7	$10.2	$2.1	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $33.8 million in performance bonds, and up to $2.7 million for potential contingent consideration payments related to a business acquisition, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

(in millions) Year ended July 31	2025	2024	2023
Cash flows provided by (used in):
Operating activities	$127.1	$78.2	$52.4
Investing activities	(20.7)	(0.8)	(33.4)
Financing activities	(23.4)	(17.2)	(14.1)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	3.4	(3.6)	4.4
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$86.4	$56.6	$9.3

Operating Activities

Our cash flows from operations vary significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, generally trade accounts receivable, trade accounts payable, and disbursements prefunding.

Gross trade accounts receivable increased to $52.0 million at July 31, 2025 from $48.6 million at July 31, 2024 primarily due to amounts billed in fiscal 2025 that were greater than collections during fiscal 2025, partially offset by uncollectible accounts written off.

Deferred revenue arises from sales of prepaid products and varies from period to period depending on the mix and the timing of revenues. Deferred revenue decreased to $27.7 million at July 31, 2025 from $30.4 million at July 31, 2024 primarily due to a decrease in BOSS Revolution’s deferred revenue balance.

Customer funds deposits liabilities increased to $114.7 million at July 31, 2025 from $91.9 million at July 31, 2024. Our restricted cash and cash equivalents included an aggregate of $115.2 million and $90.7 million at July 31, 2025 and 2024, respectively, held by IDT Financial Services and our Disbursement Payments VIE for these customer funds.

In September 2017, we and certain of our subsidiaries were certified by the New Jersey Economic Development Authority, or NJEDA, as having met the requirements of the Grow New Jersey Assistance Act Tax Credit Program. The program provides for credits against a corporation’s New Jersey corporate business tax liability for maintaining a minimum number of employees in New Jersey, and that tax credits may be sold subject to certain conditions. On June 5, 2023, we received a 2019 tax credit certificate for $1.8 million from NJEDA. In August 2023, we sold the certificate for cash of $1.6 million.

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

As discussed in Note 22 to the Consolidated Financial Statements included in Item 8 to Part II of this Annual Report, we (as well as other defendants) were named in a class action on behalf of the stockholders of our former subsidiary Straight Path. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, we filed our answering brief to the appeal. Oral argument is scheduled for October 2025.

Investing Activities

Our capital expenditures were $20.8 million in fiscal 2025 and $18.9 million in fiscal 2024. We currently anticipate that total capital expenditures in fiscal 2026 will be $19 million to $21 million. We expect to fund our capital expenditures with net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In February 2025, we entered into a loan agreement with the EMI for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In fiscal 2025, we loaned the EMI an aggregate of $1.9 million under the revolving credit facility.

In fiscal 2025 and fiscal 2024, each of the EMI’s shareholders, including us, purchased additional shares of the EMI’s convertible preferred stock. We paid an aggregate of $0.9 million and $2.0 million in fiscal 2025 and fiscal 2024, respectively, to purchase additional shares.

Purchases of debt securities and equity investments were $33.5 million and $29.9 million in fiscal 2025 and fiscal 2024, respectively. Proceeds from maturities and sales of debt securities and redemptions of equity investments were $36.3 million and $50.1 million in fiscal 2025 and fiscal 2024, respectively.

Financing Activities

In March 2025, our Board of Directors increased our quarterly cash dividend on our Class A and Class B common stock to $0.06 per share from $0.05 per share. In fiscal 2025 and fiscal 2024, we paid aggregate cash dividends per share of $0.22 and $0.10, respectively, on our Class A and Class B common stock. In fiscal 2025 and fiscal 2024, we paid aggregate cash dividends of $5.6 million and $2.5 million, respectively, on our Class A and Class B common stock. In September 2025, our Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.06 per share payable on or about October 10, 2025 to stockholders of record as of the close of business on September 30, 2025.

We distributed cash of $0.1 million and $0.1 million in fiscal 2025 and fiscal 2024, respectively, to the noncontrolling interests in certain of our subsidiaries.

Our subsidiary, IDT Telecom, Inc., or IDT Telecom, entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024, and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2025 and 2024, there were no amounts outstanding under this facility. In fiscal 2025 and fiscal 2024, IDT Telecom borrowed and repaid an aggregate of $24.6 million and $32.9 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus, depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2025, IDT Telecom was in compliance with all the covenants.

In the first quarter of fiscal 2026 through September 29, 2025, IDT Telecom borrowed and repaid an aggregate of $12.7 million under the facility.

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

In fiscal 2024, we received cash from the exercise of stock options of $0.2 million for which we issued 12,500 shares of our Class B common stock. There were no stock option exercises in fiscal 2025.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2025, we repurchased 221,823 shares of our Class B common stock for an aggregate purchase price of $10.1 million, and in fiscal 2024, we repurchased 298,421 shares of Class B common stock for an aggregate purchase price of $9.1 million. At July 31, 2025, 4.2 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2025 and fiscal 2024, we paid $7.7 million and $1.5 million, respectively, to repurchase 157,180 and 41,994 shares, respectively, of our Class B common stock that were tendered by employees of ours to satisfy the employees’ tax withholding obligations in connection with the vesting of DSUs, the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by us based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

In April 2025, we exchanged an aggregate of 8,589 shares of our Class B common stock with a value of $0.4 million for shares of NRS’ Class B common stock that were held by employees of NRS representing an aggregate of 0.09% of NRS’ outstanding shares. In June 2024, we exchanged an aggregate of 12,267 shares of our Class B common stock with a value of $0.4 million for shares of NRS’ Class B common stock that were held by employees of NRS representing an aggregate of 0.09% of NRS’ outstanding shares. In January 2024, we exchanged an aggregate of 192,433 shares of our Class B common stock with a value of $6.3 million for shares of NRS’ Class B common stock that were held by management employees of NRS representing an aggregate of 1.25% of NRS’ outstanding shares.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risks.

Foreign Currency Risk

Revenues from our international operations were 21%, 23%, and 28% of our consolidated revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities for strategic and speculative purposes. At July 31, 2025 and 2024, the value of our debt and equity security holdings was an aggregate of $33.9 million and $35.0 million, respectively, which represented 5% and 6% of our total assets at July 31, 2025 and 2024, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2025.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2025. In making this assessment, the Company’s management used the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our internal control over financial reporting, as prescribed above, as of July 31, 2025. Based on our evaluation, our principal executive officer and principal financial officer concluded that the Company’s internal control over financial reporting as of July 31, 2025 was effective based on the criteria established in the Internal Control-Integrated Framework (2013) issued by COSO.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Grant Thornton LLP has provided an attestation report on the Company’s internal control over financial reporting as of July 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended July 31, 2025, and our report dated September 29, 2025 expressed an unqualified opinion on those financial statements.

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

September 29, 2025

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

Directors

Howard S. Jonas—Chairman of the Board

Elaine Yatzkan —Member of the Board

Eric F. Cosentino—Former Rector of the Episcopal Church of the Divine Love, Montrose, New York

Irwin Katsof— Rabbi and former Director of The Jerusalem Fund, author of four best-selling books on business and spirituality, somatic psychotherapist, and President of trademissions.org, a business networking initiative that assists tech startups and alternative asset fund managers raise capital internationally

Judah Schorr—Founder of Judah Schorr MD PC, an anesthesia provider to hospitals, ambulatory surgery centers and medical offices, and has been its President and owner since its inception

Bill Pereira – Ex Officio (non-voting) member of the Board

The remaining information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Insider Trading Policies and Procedures

We have insider trading policies and procedures that govern the purchase, sale, and other dispositions of its securities by directors, officers, employees, and consultants, as well as our own. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. See “Index of Exhibits” within this Annual Report on Form 10-K for our Insider Trading Policy.

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

Item 11. Executive Compensation.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this Item will be contained in our Proxy Statement for our Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission within 120 days after July 31, 2025, and which is incorporated by reference herein.

Part IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

1.	Report of Management on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Consolidated Financial Statements covered by Report of Independent Registered Public Accounting Firm

2.	Financial Statement Schedule.

All schedules have been omitted since they are either included in the Notes to Consolidated Financial Statements or not required or not applicable.

3.	Exhibits. Exhibit Numbers 10.01, 10.02, 10.03 and 10.4 are management contracts or compensatory plans or arrangements.

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

(b)	Exhibits.

Exhibit Number	Description of Exhibits
3.01(1)	Third Restated Certificate of Incorporation of the Registrant.

3.02(2)	Eighth Amended and Restated By-laws of the Registrant.

4.2(3)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.01(4)	Fifth Amended and Restated Employment Agreement, dated December 16, 2020, between the Registrant and Howard S. Jonas.

10.02(5)	2015 Stock Option and Incentive Plan, as amended and restated, of IDT Corporation.

10.03(6)	2024 Equity Incentive Plan of IDT Corporation.

10.04(7)	Amended and Restated Agreement, dated December 21, 2023, between IDT Corporation and Bill Pereira.

19.01*	Insider Trading Policy

21.01*	Subsidiaries of the Registrant.

23.01*	Consent of Grant Thornton LLP

31.01*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.02*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97(8)	Compensation Clawback Policy.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	filed herewith.

(1)	Incorporated by reference to Form 8-K, filed April 5, 2011.

(2)	Incorporated by reference to Form 8-K, filed September 23, 2022.

(3)	Incorporated by reference to Form 10-K/A, filed December 22, 2020.

(4)	Incorporated by reference to Form 8-K, filed December 22, 2020.

(5)	Incorporated by reference to Form S-8, filed October 16, 2023.

(6)	Incorporated by reference to Form S-8, filed October 15, 2024.

(7)	Incorporated by reference to Form 8-K, filed December 28, 2023.

(8)	Incorporated by reference to Form 10-K, filed October 15, 2024.

Item 16. Form 10-K Summary.

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IDT CORPORATION

By:	/s/ Shmuel Jonas
Shmuel Jonas
Chief Executive Officer

Date: September 29, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Titles	Date

/s/ Shmuel Jonas	Chief Executive Officer	September 29, 2025
Shmuel Jonas	(Principal Executive Officer)

/s/ Marcelo Fischer	Chief Financial Officer	September 29, 2025
Marcelo Fischer	(Principal Financial Officer)

/s/ Mitch Silberman	Chief Accounting Officer and Controller	September 29, 2025
Mitch Silberman	(Principal Accounting Officer)

/s/ Howard S. Jonas	Chairman of the Board	September 29, 2025
Howard S. Jonas

/s/ Elaine Yatzkan	Director	September 29, 2025
Elaine Yatzkan

/s/ Eric F. Cosentino	Director	September 29, 2025
Eric F. Cosentino

/s/ Irwin Katsof	Director	September 29, 2025
Irwin Katsof

/s/ Judah Schorr	Director	September 29, 2025
Judah Schorr

IDT Corporation

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

IDT Corporation

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of IDT Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of July 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended July 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of July 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated September 29, 2025 expressed an unqualified opinion.

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

New York, New York

September 29, 2025

IDT CORPORATION

CONSOLIDATED BALANCE SHEETS

July 31 (in thousands, except per share data)	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$226,505	$164,557
Restricted cash and cash equivalents	115,327	90,899
Debt securities	21,649	23,438
Equity investments	5,637	5,009
Trade accounts receivable, net of allowance for credit losses of $9,097 and $6,352 at July 31, 2025 and 2024, respectively	42,867	42,215
Settlement assets, net of reserve of $1,367 and $1,866 at July 31, 2025 and 2024, respectively	28,014	22,186
Disbursement prefunding	37,097	30,736
Prepaid expenses	14,505	17,558
Other current assets	28,702	25,927
TOTAL CURRENT ASSETS	520,303	422,525
Property, plant, and equipment, net	38,869	38,652
Goodwill	26,488	26,288
Other intangibles, net	5,056	6,285
Equity investments	6,658	6,518
Operating lease right-of-use assets	1,878	3,273
Deferred income tax assets, net	18,790	35,008
Other assets	8,161	11,546
TOTAL ASSETS	$626,203	$550,095
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY
CURRENT LIABILITIES:
Trade accounts payable	$19,435	$24,773
Accrued expenses	97,295	103,176
Deferred revenue	27,726	30,364
Customer funds deposits	114,708	91,893
Settlement liabilities	13,922	12,764
Other current liabilities	19,910	16,374
TOTAL CURRENT LIABILITIES	292,996	279,344
Operating lease liabilities	1,103	1,533
Other liabilities	1,688	2,662
TOTAL LIABILITIES	295,787	283,539
Commitments and contingencies
Redeemable noncontrolling interest	11,459	10,901
EQUITY:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at July 31, 2025 and 2024	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,528 and 28,177 shares issued and 23,656 and 23,684 shares outstanding at July 31, 2025 and 2024, respectively	285	282
Additional paid-in capital	308,111	303,510
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 4,872 and 4,493 shares of Class B common stock at July 31, 2025 and 2024, respectively	(143,853)	(126,080)
Accumulated other comprehensive loss	(16,569)	(18,142)
Retained earnings	157,124	86,580
Total IDT Corporation stockholders’ equity	305,131	246,183
Noncontrolling interests	13,826	9,472
TOTAL EQUITY	318,957	255,655
TOTAL LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND EQUITY	$626,203	$550,095

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Year ended July 31 (in thousands, except per share data)	2025	2024	2023
REVENUES	$1,231,495	$1,205,778	$1,238,854
DIRECT COST OF REVENUES	785,300	815,621	881,614
GROSS PROFIT	446,195	390,157	357,240
OPERATING EXPENSES:
Selling, general and administrative (i)	287,567	270,207	243,159
Technology and development (i)	50,964	50,554	47,988
Severance	898	1,698	935
Other operating expense, net (see Note 13)	6,342	2,945	4,415
TOTAL OPERATING EXPENSES	345,771	325,404	296,497
Income from operations	100,424	64,753	60,743
Interest income, net	6,127	4,769	3,147
Other expense, net	(713)	(7,612)	(3,083)
Income before income taxes	105,838	61,910	60,807
(Provision for) benefit from income taxes	(24,699)	6,354	(16,441)
NET INCOME	81,139	68,264	44,366
Net income attributable to noncontrolling interests	(5,045)	(3,810)	(3,874)
NET INCOME ATTRIBUTABLE TO IDT CORPORATION	$76,094	$64,454	$40,492

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$3.02	$2.55	$1.59
Diluted	$3.01	$2.54	$1.58

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,188	25,241	25,517
Diluted	25,295	25,398	25,577

(i) Stock-based compensation included in total operating expenses	$3,074	$7,397	$4,518

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year ended July 31 (in thousands)	2025	2024	2023
NET INCOME	$81,139	$68,264	$44,366
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	155	265	(99)
Foreign currency translation adjustments	1,418	(1,215)	(5,788)
Other comprehensive income (loss)	1,573	(950)	(5,887)
COMPREHENSIVE INCOME	82,712	67,314	38,479
Comprehensive income attributable to noncontrolling interests	(5,045)	(3,810)	(3,874)
COMPREHENSIVE INCOME ATTRIBUTABLE TO IDT CORPORATION	$77,667	$63,504	$34,605

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY (in thousands)

	IDT Corporation Stockholders
	Class A Common Stock		Class B Common Stock		Additional Paid-In	Treasury	Accumulated Other Comprehensive	(Accumulated Deficit) Retained	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JULY 31, 2022	3,272	$33	27,725	$277	$296,005	$(101,565)	$(11,305)	$(15,830)	$3,022	$170,637
Exercise of stock options	—	—	13	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(13,082)	—	—	—	(13,082)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(814)	—	—	—	(814)
Stock issued to certain executive officers for bonus payments	—	—	25	1	614	—	—	—	—	615
Business acquisition	—	—	3	—	100	—	—	—	—	100
Stock-based compensation	—	—	85	1	4,517	—	—	—	—	4,518
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(348)	(348)
Other comprehensive loss	—	—	—	—	—	—	(5,887)	—	—	(5,887)
Net income for the year ended July 31, 2023	—	—	—	—	—	—	—	40,492	3,593	44,085
BALANCE AT JULY 31, 2023	3,272	33	27,851	279	301,408	(115,461)	(17,192)	24,662	6,267	199,996
Dividends declared ($0.10 per share)	—	—	—	—	—	—	—	(2,536)	—	(2,536)
Exercise of stock options	—	—	13	—	172	—	—	—	—	172
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(9,087)	—	—	—	(9,087)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(1,532)	—	—	—	(1,532)
Restricted net2phone and National Retail Solutions common stock purchased from employees	—	—	—	—	(4,163)	—	—	—	32	(4,131)
Exchange of National Retail Solutions shares for Class B common stock	—	—	205	2	94	—	—	—	(96)	—
Stock issued/to be issued to an executive officer for bonus payment	—	—	39	—	1,494	—	—	—	—	1,494
Business acquisition holdback payment	—	—	3	—	100	—	—	—	—	100
Stock-based compensation	—	—	66	1	4,405	—	—	—	—	4,406
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(112)	(112)
Other comprehensive loss	—	—	—	—	—	—	(950)	—	—	(950)
Net income for the year ended July 31, 2024	—	—	—	—	—	—	—	64,454	3,381	67,835
BALANCE AT JULY 31, 2024	3,272	33	28,177	282	303,510	(126,080)	(18,142)	86,580	9,472	255,655
Dividends declared ($0.22 per share)	—	—	—	—	—	—	—	(5,550)	—	(5,550)
Repurchases of Class B common stock through repurchase program	—	—	—	—	—	(10,097)	—	—	—	(10,097)
Restricted Class B common stock purchased from employees	—	—	—	—	—	(7,676)	—	—	—	(7,676)
Exchange of National Retail Solutions shares for Class B common stock	—	—	9	—	33	—	—	—	(33)	—
Stock issued to an executive officer for bonus payment	—	—	39	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	—	303	3	2,744	—	—	—	—	2,747
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(100)	(100)
Other comprehensive income	—	—	—	—	—	—	1,573	—	—	1,573
Net income for the year ended July 31, 2025	—	—	—	—	—	—	—	76,094	4,487	80,581
BALANCE AT JULY 31, 2025	3,272	$33	28,528	$285	$308,111	$(143,853)	$(16,569)	$157,124	$13,826	$318,957

See accompanying notes to consolidated financial statements.

IDT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended July 31 (in thousands)	2025		2024	2023
OPERATING ACTIVITIES
Net income		$81,139	$68,264	$44,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization		21,008	20,351	20,136
Deferred income taxes		16,217	(10,907)	12,601
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets		7,090	4,390	2,198
Stock-based compensation		3,074	7,397	4,518
Other		2,199	4,579	6,543
Changes in assets and liabilities:
Trade accounts receivable		(6,459)	(12,701)	4,726
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets		(8,556)	12,735	(17,503)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities		(4,814)	(9,081)	(21,001)
Customer funds deposits		19,235	(1,820)	(2,152)
Deferred revenue		(3,072)	(5,016)	(2,029)
Net cash provided by operating activities		127,061	78,191	52,403
INVESTING ACTIVITIES
Capital expenditures		(20,770)	(18,922)	(21,958)
Notes receivable from equity method investment		(1,900)	—	—
Purchase of convertible preferred stock in equity method investment		(926)	(2,017)	(840)
Purchases of debt securities and equity investments		(33,453)	(29,921)	(59,872)
Proceeds from maturities and sales of debt securities and redemption of equity investments		36,310	50,112	49,211
Net cash used in investing activities		(20,739)	(748)	(33,459)
FINANCING ACTIVITIES
Dividends paid		(5,550)	(2,536)	—
Distributions to noncontrolling interests		(100)	(112)	(348)
Proceeds from borrowings under revolving credit facility		24,551	32,864	27,383
Repayments of borrowings under revolving credit facility		(24,551)	(32,864)	(27,383)
Purchase of restricted shares of net2phone and National Retail Solutions common stock		—	(4,131)	—
Proceeds from exercise of stock options		—	172	172
Repurchases of Class B common stock		(17,773)	(10,619)	(13,896)
Net cash used in financing activities		(23,423)	(17,226)	(14,072)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents		3,477	(3,584)	4,389
Net increase in cash, cash equivalents, and restricted cash and cash equivalents		86,376	56,633	9,261
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of year		255,456	198,823	189,562
Cash, cash equivalents, and restricted cash and cash equivalents at end of year		$341,832	$255,456	$198,823
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments made for interest		$110	$429	$536
Cash payments made for income taxes		$279	$527	$777
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Value of the Company’s Class B common stock exchanged for National Retail Solutions shares		$442	$6,696	$—
Conversion of equity method investment’s secured promissory notes into convertible preferred stock		$—	$—	$4,038
Shares of the Company’s Class B common stock issued to certain executive officers for bonus payments		$1,824	$1,494	$615
Shares of the Company’s Class B common stock issued for business acquisitions	$		$100	$100

See accompanying notes to consolidated financial statements.

IDT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business and Summary of Significant Accounting Policies

Description of Business

IDT is a provider of fintech and communications solutions focused on certain under-served consumer and B2B markets. Our offerings were built around, and continue to leverage, a common core of strategic assets, and we seek to maximize the synergies among them to achieve exceptional growth and profitability.

As of July 31, 2025, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.6% of the outstanding shares of NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.1% of the equity of net2phone 2.0 and 79.5% of the equity of NRS.

Basis of Consolidation

The method of accounting applied to long-term investments, whether consolidated, equity or cost, involves an evaluation of the significant terms of each investment that explicitly grant or suggest evidence of control or influence over the operations of the entity in which the Company owns an interest and includes the identification of any variable interests in which the Company is the primary beneficiary. The consolidated financial statements include the Company’s controlled subsidiaries and the variable interest entity in which the Company is the primary beneficiary (see Note 12). All significant intercompany accounts and transactions between the consolidated entities are eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates.

Reclassifications

From and after August 1, 2024, the Company reclassified certain customer funds for pending money transfers in its consolidated financial statements. In the consolidated balance sheet at July 31, 2024, $8.9 million previously included in “Settlement liabilities” was reclassified to “Customer funds deposits,” and in the consolidated statements of cash flows in fiscal 2024 and fiscal 2023, cash provided by “Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities” of $1.6 million and $2.0 million, respectively, was reclassified to cash used in “Customer funds deposits”. These amounts were reclassified to conform to the current year’s presentation.

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

Direct Cost of Revenues

Direct cost of revenues consists primarily of termination and origination costs, toll-free costs, and network costs—including customer/carrier interconnect charges and fiber circuit charges. These costs include an estimate of charges for which invoices have not yet been received and estimated amounts for pending disputes with other carriers. Direct cost of revenues also includes the cost of airtime top-up minutes, the cost of NRS’ POS terminals sold, the costs of cloud computing arrangements hosted by a vendor in the production environment incurred by the net2phone segment and NRS, net2phone’s colocation costs for data centers where net2phone is not fully operational in the cloud, net2phone’s cost of equipment sold, and commissions paid to disbursement agents, sales agents, and retailers for BOSS Money’s originations and distributions.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Debt Securities

The Company’s investments in debt securities are classified as “available-for-sale.” Available-for-sale debt securities are required to be carried at their fair value, with unrealized gains that are considered temporary in nature recorded in “Accumulated other comprehensive loss” in the accompanying consolidated balance sheets. For available-for-sale debt securities with unrealized losses, the portion of the unrealized loss that is the result of a credit loss is recognized as an allowance and a corresponding expense is recorded in “Other expense, net” in the consolidated statement of income, and unrealized loss that is not the result of a credit loss is recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets.

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

Inventory

Inventory consists of NRS’ POS terminals that it sells to retailers. Inventory is measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Inventory is included in Other current assets on the consolidated balance sheets.

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

Non-compete agreements, customer relationships, and tradenames are amortized over their estimated useful lives (see Note 11).

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

Advertising Expense

Cost of advertising is charged to selling, general and administrative expense in the period in which it is incurred. In fiscal 2025, fiscal 2024, and fiscal 2023, advertising expense was $20.9 million, $19.0 million, and $17.9 million, respectively.

Capitalized Internal Use Software Costs

The Company capitalizes the cost of internal-use software that has a useful life in excess of one year. These costs consist of payments made to third parties and the salaries of employees working on such software development. Subsequent additions, modifications or upgrades to internal-use software are capitalized only to the extent that they allow the software to perform a task it previously did not perform. Software maintenance and training costs are charged to expense in the period in which they are incurred. Capitalized internal use software costs are amortized on a straight-line basis over their estimated useful lives. Amortization expense related to such capitalized software in fiscal 2025, fiscal 2024, and fiscal 2023 was $13.2 million, $12.8 million, and $13.2 million, respectively. Unamortized capitalized internal use software costs at July 31, 2025 and 2024 were $18.5 million and $18.6 million, respectively.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

Year ended July 31 (in thousands)	2025	2024	2023
Basic weighted-average number of shares	25,188	25,241	25,517
Effect of dilutive securities:
Stock options	2	1	9
Non-vested restricted Class B common stock	105	156	51
Diluted weighted-average number of shares	25,295	25,398	25,577

There were no shares excluded from the calculation of diluted earnings per share in fiscal 2025, fiscal 2024, or fiscal 2023.

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

The concentration of credit risk with respect to trade accounts receivable is limited due to the large number of customers in various geographic regions and industry segments comprising the Company’s customer base. Revenue from no single customer accounted for more than 10% of consolidated revenues in fiscal 2025, fiscal 2024 or fiscal 2023. However, revenue from the Company’s five largest customers collectively accounted for 8.9%, 10.3%, and 10.8% of its consolidated revenues in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The Company’s customers with the five largest receivable balances collectively accounted for 20.4% and 22.7% of the consolidated gross trade accounts receivable at July 31, 2025 and 2024, respectively. This concentration of customers increases the Company’s risk associated with nonpayment by those customers. In an effort to reduce such risk, the Company performs ongoing credit evaluations of its significant customers.

Allowance for Credit Losses

For its allowance for trade accounts receivable, the Company records an expense based on a forward-looking current expected credit loss model to maintain its allowance for credit losses. The Company considers the probability of recoverability of accounts receivable based on experience, taking into account current collection trends and general economic factors, including bankruptcy rates. The Company also considers future economic trends to estimate expected credit losses over the lifetime of the asset. Credit risks are assessed based on historical write-offs, net of recoveries, as well as an analysis of the aged accounts receivable balances with allowances generally increasing as the receivable ages. Accounts receivable may be fully reserved for when specific collection issues are known to exist, such as pending bankruptcies. Account balances are written off against the allowance when it is determined that the receivable will not be recovered.

The changes in the allowance and reserves deducted from asset accounts is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions (1)	Balance at end of year
2025
Deducted from asset accounts:
Allowance for credit losses	$6,352	$6,980	$(4,235)	$9,097
Reserve for losses on settlement assets	1,866	110	(609)	1,367
Total	$8,218	$7,090	$(4,844)	$10,464
2024
Deducted from asset accounts:
Allowance for credit losses	$5,642	$3,402	$(2,692)	$6,352
Reserve for losses on settlement assets	1,143	988	(265)	1,866
Total	$6,785	$4,390	$(2,957)	$8,218
2023
Deducted from asset accounts:
Allowance for doubtful accounts	$5,328	$1,578	$(1,264)	$5,642
Reserve for losses on settlement assets	554	620	(31)	1,143
Total	$5,882	$2,198	$(1,295)	$6,785

(1)	Primarily uncollectible accounts written off, net of recoveries.

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

Recently Adopted Accounting Standard

As of May 1, 2025, the Company adopted ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60), Accounting for and Disclosure of Crypto Assets, that changed the accounting for crypto assets from a cost-less-impairment model to fair value, with changes recognized in net income each reporting period. The ASU also requires enhanced disclosures including, among other things, the name, cost basis, fair value, and number of units for each significant holding, and a rollforward of annual activity including additions, dispositions, gains, and losses. The Company does not hold, nor has it held during the period presented, any significant amounts of cryptocurrency or other digital assets and as such, the adoption of this ASU did not impact the Company’s results of operations, cash flows, or financial condition.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which enhances reportable segment disclosure requirements, primarily through disclosures of significant segment expenses. The Company adopted the new guidance in its annual financial statements for its fiscal year ended July 31, 2025. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements but required additional disclosures.

Recently Issued Accounting Standard Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this update permit an entity to apply the new guidance using a prospective, retrospective or modified transition approach. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disclosures about an entity’s expenses including more detailed information about the types of expenses in commonly presented expense captions. At each interim and annual reporting period, entities will disclose in tabular format disaggregating information about prescribed categories underlying relevant income statement captions, as well as the total amount of selling expense and a description of the composition of its selling expense. The Company will adopt the amendments in this ASU for its fiscal year beginning on August 1, 2027. The Company is evaluating the impact that this ASU will have on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the Company in its annual financial statements for its fiscal year ended 2026 and should be applied on a prospective basis, with retrospective application permitted. The amendments in this update do not change interim disclosure requirements. The Company is evaluating the impact this ASU will have on its consolidated financial statements.

Note 2—Business Segment Information

The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of the business segments are regularly reviewed by the Company’s chief operating decision maker (“CODM”), which is a group of the Company’s executives that includes the Chairman of the Board of Directors, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The Company’s CODM uses actual and budgeted income (loss) from operations to evaluate the performance of the business segments and allocate resources, including capital allocations, primarily by monitoring actual results compared to prior periods and expected results. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments.

The NRS segment is an operator of a nationwide POS network providing independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”) that processes disbursement payments (the “Disbursement Payments VIE”), (iii) IDT Financial Services Limited (“IDT Financial Services”), a Gibraltar-based bank and (iv) IDT Services Limited (“IDTS”), a Malta-based electronic money institution.

The net2phone segment is comprised of net2phone’s integrated cloud -based Unified Communications as a Service (“UCaaS”) and Contact Center as a Service (“CCaaS”) offerings.

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

Operating results for the business segments of the Company are included in the tables below. The significant expense categories align with the segment-level information that is regularly provided to the CODM. The significant expense categories include depreciation and amortization. Other segment items, which is the difference between segment revenues less the segment expenses disclosed and segment income (loss) from operations, includes severance expense and other operating expense, net. The reconciliation of the total income (loss) from operations to income before income taxes is reflected in the consolidated statements of income.

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Year ended July 31, 2025
Revenues	$128,793	$154,610	$87,875	$860,217	$—	$1,231,495
Direct cost of revenues	(11,933)	(63,868)	(18,165)	(691,334)	—	(785,300)
Selling, general and administrative expense	(78,015)	(66,209)	(52,354)	(79,875)	(11,114)	(287,567)
Technology and development expense	(8,682)	(9,064)	(11,671)	(21,540)	(7)	(50,964)
Other segment items	(2,410)	(49)	(736)	(942)	(3,103)	(7,240)
Income (loss) from operations	$27,753	$15,420	$4,949	$66,526	$(14,224)	$100,424

Depreciation and amortization	4,071	2,932	6,382	7,561	62	21,008

Capital expenditures	$5,367	$3,501	$6,608	$5,279	$15	$20,770

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Year ended July 31, 2024
Revenues	$103,141	$120,721	$82,325	$899,591	$—	$1,205,778
Direct cost of revenues	(11,625)	(53,387)	(17,236)	(733,373)	—	(815,621)
Selling, general and administrative expense	(62,652)	(59,650)	(52,588)	(84,864)	(10,453)	(270,207)
Technology and development expense	(7,070)	(9,505)	(10,777)	(23,153)	(49)	(50,554)
Other segment items	(168)	1,691	(43)	(1,767)	(4,356)	(4,643)
Income (loss) from operations	$21,626	$(130)	$1,681	$56,434	$(14,858)	$64,753

Depreciation and amortization	3,200	2,872	6,133	8,064	82	20,351

Capital expenditures	$3,606	$3,650	$6,334	$5,332	$—	$18,922

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Year ended July 31, 2023
Revenues	$77,115	$86,610	$72,388	$1,002,741	$—	$1,238,854
Direct cost of revenues	(10,734)	(36,599)	(15,272)	(819,009)	—	(881,614)
Selling, general and administrative expense	(47,017)	(47,213)	(49,711)	(89,901)	(9,317)	(243,159)
Technology and development expense	(4,961)	(7,278)	(9,969)	(25,780)	—	(47,988)
Other segment items	(3)	1,947	(190)	(6,764)	(340)	(5,350)
Income (loss) from operations	$14,400	$(2,533)	$(2,754)	$61,287	$(9,657)	$60,743

Depreciation and amortization	2,363	2,683	5,608	9,428	54	20,136

Capital expenditures	$4,252	$3,856	$6,652	$7,198	$—	$21,958

Total assets for the reportable segments are not provided because a significant portion of the Company’s assets service multiple segments and the Company does not track such assets separately by segment.

Geographic Information

Net long-lived assets and total assets held outside of the United States, which are located primarily in Western Europe, were as follows:

(in thousands)	United States	Other Countries	Total
July 31, 2025
Long-lived assets, net	$28,306	$12,441	$40,747
Total assets	345,218	280,985	626,203
July 31, 2024
Long-lived assets, net	$28,825	$13,100	$41,925
Total assets	305,738	244,357	550,095

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

National Retail Solutions

NRS earns revenue from (1) merchant services’ commissions for the processing of credit and debit card transactions on the POS terminals, (2) a monthly recurring charge for its software license, software upgrades, and help desk support (collectively, the “Software services”), (3) fees for advertising on the POS terminals, (4) sales of the data collected by the POS terminals to data aggregators and others, and (5) the sale of POS terminals to retailers.

NRS’ merchant services enable retailers to accept and process payments made by credit cards, debit cards, electronic benefits transfer, and other forms of electronic payment. Merchant services revenue includes a monthly fee plus a percentage of the transaction amount plus a flat rate per transaction. There is no separate charge for the credit card reader provided to the retailers, which remains NRS’ property and must be returned upon termination of the services. Merchant services are provided as an agent of the payment processor or funding bank, therefore NRS records revenue net of the associated costs incurred. The performance obligation is satisfied, and revenue is recognized when the payment is processed.

The retailers’ use of the credit card reader is a separate performance obligation that meets the definition of a lease. The lease consideration is included in the merchant services’ monthly recurring charge. NRS accounts for the non-lease and lease components as a single performance obligation in accordance with Accounting Standards Codification Revenue from Contracts with Customers (Topic 606) (“ASC 606”) because the timing and pattern of transfer of both components is the same, and the non-lease component is the predominant component.

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

net2phone

net2phone earns revenue primarily through the provision of integrated cloud-based UCaaS and CCaaS offerings for businesses. The services are priced on a per-seat basis, and its subscription revenue is a monthly fee per seat. Revenue is primarily recognized over the monthly service period. Revenue from the sale of telephone equipment is recognized at a point in time when the equipment is delivered to the customer.

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

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

Year ended July 31 (in thousands)	2025	2024	2023
National Retail Solutions	$128,793	$103,141	$77,115
BOSS Money	139,828	108,332	76,928
Other	14,782	12,389	9,682
Total Fintech	154,610	120,721	86,610
net2phone	87,875	82,325	72,388
IDT Digital Payments	416,312	407,430	417,057
BOSS Revolution	211,163	263,215	322,134
IDT Global	209,609	201,119	230,281
Other	23,133	27,827	33,269
Total Traditional Communications	860,217	899,591	1,002,741
TOTAL	$1,231,495	$1,205,778	$1,238,854

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Year ended July 31, 2025
United States	$128,793	$149,503	$50,665	$643,245	$972,206
Outside the United States:
United Kingdom	—	—	—	184,181	184,181
Other	—	5,107	37,210	32,791	75,108
Total outside the United States	—	5,107	37,210	216,972	259,289
TOTAL	$128,793	$154,610	$87,875	$860,217	$1,231,495
Year ended July 31, 2024
United States	$103,141	$116,732	$44,617	$658,460	$922,950
Outside the United States:
United Kingdom	—	—	—	209,493	209,493
Other	—	3,989	37,708	31,638	73,335
Total outside the United States	—	3,989	37,708	241,131	282,828
TOTAL	$103,141	$120,721	$82,325	$899,591	$1,205,778

Year ended July 31, 2023
United States	$77,115	$83,883	$38,029	$693,193	$892,220
Outside the United States:
United Kingdom	—	—	—	267,697	267,697
Other	—	2,727	34,359	41,851	78,937
Total outside the United States	—	2,727	34,359	309,548	346,634
TOTAL	$77,115	$86,610	$72,388	$1,002,741	$1,238,854

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of July 31, 2025. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Year ending July 31:
2026	$9,400	$43,470	$52,870
2027	7,805	23,522	31,327
Thereafter	7,629	8,575	16,204
TOTAL	$24,834	$75,567	$100,401

Accounts Receivable and Contract Balances

The timing of revenue recognition may differ from the time of billing to the Company’s customers. Trade accounts receivable in the Company’s consolidated balance sheets represent unconditional rights to consideration. The Company records a contract asset when revenue is recognized in advance of its right to bill and receive consideration. The Company has not currently identified any contract assets.

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for prepaid BOSS Revolution. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s consolidated balance sheets as “Deferred revenue”. The Company’s revenue recognized in fiscal 2025, fiscal 2024, and fiscal 2023 from amounts included in the contract liability balance at the beginning of the period was $17.5 million, $22.1 million, and $23.5 million, respectively.

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

Receivables and contract balances from contracts with customers for the fiscal years ended July 31, 2025 and 2024, were as follows:

(in thousands)	Accounts Receivable, net		Deferred Revenue
	2025	2024	2025	2024
Beginning of year	$42,215	$32,092	$30,364	$35,343
End of year	$42,867	$42,215	$27,724	$30,364

Deferred Customer Contract Acquisition and Fulfillment Costs

The Company recognizes as an asset its incremental costs of obtaining a contract with a customer that it expects to recover. The Company’s incremental costs of obtaining a contract with a customer are sales commissions paid to employees and third parties on sales to end users. If the amortization period were one year or less for the asset that would be recognized from deferring these costs, the Company applies the practical expedient whereby the Company charges these costs to expense when incurred. Costs to obtain a contract are capitalized and amortized on a straight-line basis over the estimated period of benefit.

The Company’s costs to fulfill its contracts do not meet the criteria to be recognized as an asset, therefore these costs are charged to expense as incurred.

The Company’s deferred customer contract acquisition costs were as follows:

July 31 (in thousands)	2025	2024
Deferred customer contract acquisition costs included in “Other current assets”	$6,547	$4,823
Deferred customer contract acquisition costs included in “Other assets”	4,789	4,276
TOTAL	$11,336	$9,099

In fiscal 2025, fiscal 2024, and fiscal 2023, the Company’s amortization of deferred customer contract acquisition costs was $5.7 million, $5.8 million, and $4.9 million, respectively.

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

The Company has also elected to apply the practical expedient for short-term leases whereby we do not recognize a lease liability or a right-of-use asset for leases with a term of 12 months or less. The Company recognizes short-term leases on a straight-line basis.

Supplemental disclosures related to the Company’s operating leases were as follows:

Year ended July 31 (in thousands)	2025	2024	2023
Operating lease cost	$2,081	$2,557	$3,175
Short-term lease cost	1,367	924	1,095
TOTAL LEASE COST	$3,448	$3,481	$4,270

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,147	$2,588	$3,262

July 31	2025	2024
Weighted-average remaining lease term-operating leases	2.7 years	2.6 years
Weighted-average discount rate-operating leases	5.2%	5.6%

In fiscal 2025, fiscal 2024, and fiscal 2023, the Company obtained right-of-use assets of $0.6 million, $0.9 million, and $1.8 million, respectively, in exchange for new operating lease liabilities. In fiscal 2024, the Company modified its lease at 520 Broad St, Newark, New Jersey and reduced the related right-of-use asset by $0.8 million and the related operating lease liability by $0.9 million.

The Company’s aggregate operating lease liability was as follows:

July 31 (in thousands)	2025	2024
Operating lease liabilities included in “Other current liabilities”	$842	$1,866
Operating lease liabilities included in noncurrent liabilities	1,103	1,533
TOTAL	$1,945	$3,399

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Year ending July 31:
2026	$934
2027	671
2028	255
2029	190
2030	63
Thereafter	—
Total lease payments	2,113
Less imputed interest	(168)
Total operating lease liabilities	$1,945

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the consolidated balance sheets that equal the total of the same amounts reported in the consolidated statements of cash flows:

July 31 (in thousands)	2025	2024
Cash and cash equivalents	$226,505	$164,557
Restricted cash and cash equivalents	115,327	90,899
TOTAL CASH, CASH EQUIVALENTS, AND RESTRICTED CASH AND CASH EQUIVALENTS	$341,832	$255,456

Restricted cash and cash equivalents included the following:

July 31 (in thousands)	2025	2024
IDT Financial Services (Gibraltar)	$104,161	$83,284
Disbursement Payments VIE	11,000	7,426
Other	166	189
TOTAL RESTRICTED CASH AND CASH EQUIVALENTS	$115,327	$90,899

Certain of the electronic money financial services regulations in Gibraltar require IDT Financial Services to safeguard cash held for customer deposits, segregate cash held for customer deposits from any other cash that IDT Financial Services holds and utilize the cash only for the intended payment transaction. IDTS is subject to similar regulatory obligations under the Maltese financial services regulations, which also mandate the safeguard of electronic money, the segregation of the cash held for customer deposits from any other cash that IDTS holds and utilize the cash only for the intended payment transaction. In addition, the Disbursement Payments VIE is contractually required to use customer funds only for the customers’ pending money disbursements.

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
July 31, 2025
U.S. Treasury bills and notes	$12,953	$—	$(27)	$12,926
Government sponsored enterprise notes	5,554	—	(4)	5,550
Corporate bonds	3,367	2	(196)	3,173
TOTAL	$21,874	$2	$(227)	$21,649
July 31, 2024
U.S. Treasury bills and notes	$16,641	$10	$(66)	$16,585
Government sponsored enterprise notes	3,356	—	(3)	3,353
Corporate bonds	3,821	1	(322)	3,500
TOTAL	$23,818	$11	$(391)	$23,438

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the consolidated balance sheets. As of July 31, 2025, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of July 31, 2025 and 2024, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $36.3 million, $50.1 million, and $49.2 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The realized gains and realized losses from sales of debt securities in fiscal 2025 were not significant. There were no realized gains or realized losses from sales of debt securities in fiscal 2024 or fiscal 2023.

The contractual maturities of the Company’s available-for-sale debt securities at July 31, 2025 were as follows:

(in thousands)	Fair Value
Within one year	$18,671
After one year through five years	2,653
After five years through ten years	296
After ten years	29
TOTAL	$21,649

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2025
U.S. Treasury bills and notes	$27	$12,926
Government sponsored enterprise notes	4	5,550
Corporate bonds	196	2,976
TOTAL	$227	$21,452
July 31, 2024
U.S. Treasury bills and notes	$66	$12,936
Government sponsored enterprise notes	3	2,634
Corporate bonds	322	3,310
TOTAL	$391	$18,880

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
July 31, 2025
U.S. Treasury bills and notes	$19	$329
Corporate bonds	195	2,967
TOTAL	$214	$3,296
July 31, 2024
U.S. Treasury bills and notes	$60	$4,827
Corporate bonds	307	3,209
TOTAL	$367	$8,036

Note 7—Equity Investments

Equity investments consist of the following:

July 31 (in thousands)	2025	2024
Zedge, Inc. Class B common stock, 42,282 shares at July 31, 2025 and 2024	$170	$153
Rafael Holdings, Inc. (“Rafael”) Class B common stock, 446,932 and 278,810 shares at July 31, 2025 and 2024, respectively	755	416
Other marketable equity securities	146	70
Fixed income mutual funds	4,566	4,370
Current equity investments	$5,637	$5,009

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$902	$695
Visa Inc. Series A Convertible Participating Preferred Stock (“Visa Series A Preferred”)	—	877
Convertible preferred stock—equity method investment	—	1,338
Hedge funds	3,031	2,883
Other	2,725	725
Noncurrent equity investments	$6,658	$6,518

Howard Jonas, the Chairman of the Company and the Chairman of the Company’s Board of Directors is also the Vice-Chairman of the Board of Directors of Zedge, Inc. and the Chairman of the Board of Directors, Executive Chairman, Chief Executive Officer, and President of Rafael.

In June 2025, pursuant to Rafael’s rights offering that was announced on April 29, 2025, the Company purchased 168,122 shares of Rafael Class B common stock for an aggregate of $0.2 million.

In June 2016, upon the acquisition of Visa Europe Limited by Visa, Inc. (“Visa”), IDT Financial Services received 1,830 shares of Visa Series C Preferred among other consideration. In July 2024, in connection with Visa’s mandatory release assessments, the Company received 33 shares of Visa’s Series A Preferred. In August 2024, the 33 shares of Visa Series A Preferred were converted into 3,300 shares of Visa Class A common stock, which the Company sold for $0.9 million.

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

Year ended July 31 (in thousands)	2025	2024	2023
Balance, beginning of period	$964	$1,632	$1,501
Upward adjustment	—	130	—
Redemption for Visa Series C Preferred mandatory release assessment	—	(877)	—
Adjustment for observable transactions involving a similar investment from the same issuer	207	309	131
Redemptions	—	(230)	—
Impairments	—	—	—
BALANCE, END OF PERIOD	$1,171	$964	$1,632

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

In connection with the acquisition of Regal Bancorp by SR Bancorp, the Company received cash of $0.2 million in fiscal 2024 in exchange for shares of Regal Bancorp common stock it held.

Unrealized gains and losses for all equity investments measured at fair value included the following:

Year ended July 31 (in thousands)	2025	2024	2023
Net gains (losses) recognized during the period on equity investments	$1,598	$229	$(2,613)
Less: net (loss) gains recognized during the period on equity investments sold during the period	(2)	130	18
Unrealized gains (losses) recognized during the period on equity investments still held at the reporting date	$1,600	$99	$(2,631)

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

Year ended July 31 (in thousands)	2025	2024	2023
Unrealized gains (losses) recognized during the period on equity investments:
Rafael Class B common stock	$125	$(142)	$(7)
Zedge Class B common stock	$17	$64	$(28)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of July 31, 2025 and 2024, the Company’s ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

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

The following table summarizes the change in the balance of the Company’s equity method investment. The balance as of July 31, 2025 is classified as other current liabilities in the consolidated balance sheets.

Year ended July 31 (in thousands)	2025	2024	2023
Balance, beginning of period	$1,338	$2,784	$1,001
Purchase of convertible preferred stock	926	2,017	840
Conversion of secured promissory notes into convertible preferred stock	—	—	4,038
Equity in the net loss of investee	(1,291)	(2,093)	(2,153)
Amortization of equity method basis difference	(1,370)	(1,370)	(942)
BALANCE, END OF PERIOD	$(397)	$1,338	$2,784

In February 2025, the Company entered into a loan agreement with the EMI for providing the EMI with a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In fiscal 2025, the Company loaned the EMI an aggregate of $1.9 million under the revolving credit facility.

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

(in thousands)	Level 1	Level 2	Level 3	Total
July 31, 2025
Debt securities	$12,926	$8,723	$—	$21,649
Equity investments included in current assets	5,637	—	—	5,637
Equity investments included in noncurrent assets	—	2,500	902	3,402
TOTAL	$18,563	$11,223	$902	$30,688
Acquisition consideration included in:
Other current liabilities	$—	$—	$—	$—
Other noncurrent liabilities	—	—	(610)	(610)
TOTAL	$—	$—	$(610)	$(610)

July 31, 2024
Debt securities	$16,585	$6,853	$—	$23,438
Equity investments included in current assets	5,009	—	—	5,009
Equity investments included in noncurrent assets	—	1,377	695	2,072
TOTAL	$21,594	$8,230	$695	$30,519
Acquisition consideration included in:
Other current liabilities	$—	$—	$(222)	$(222)
Other noncurrent liabilities	—	—	(684)	(684)
TOTAL	$—	$—	$(906)	$(906)

At July 31, 2025 and 2024, the Company had $3.0 million and $2.9 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following tables summarize the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$695	$1,263	$1,132
Redemption for Visa mandatory release assessment	—	(877)	—
Total gains included in “Other expense, net”	207	309	131
BALANCE, END OF PERIOD	$902	$695	$1,263

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—

The following tables summarize the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Year ended July 31,
(in thousands)	2025	2024	2023
Balance, beginning of period	$906	$4,805	$8,546
Payments	(296)	(2,104)	(2,494)
Total (gains) losses included in:
“Other operating expense, net”	—	(1,838)	(1,349)
Interest expense included in “Interest income, net”	—	44	97
“Foreign currency translation adjustments”	—	(1)	5
BALANCE, END OF PERIOD	$610	$906	$4,805

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$—	$—	$—

In fiscal 2025, fiscal 2024, and fiscal 2023, the Company paid an aggregate of $0.3 million, $2.1 million, and $2.5 million, respectively, for contingent consideration related to prior acquisitions, which included 2,679 and 3,051 shares in fiscal 2024 and fiscal 2023, respectively, of the Company’s Class B common stock with an issue date value of $0.1 million in both fiscal 2024 and fiscal 2023. In addition, the Company recorded gains of $1.8 million and $1.6 million in fiscal 2024, and fiscal 2023, respectively, on the write-off of contingent consideration payment obligations. Also, in fiscal 2023, the Company increased the estimated fair value of acquisition-related contingent consideration by $0.2 million. These write-offs of contingent consideration net of the increase in the contingent consideration were included in “Other operating expense, net” in the accompanying consolidated statements of income.

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At July 31, 2025 and 2024, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At July 31, 2025 and 2024, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Property, Plant, and Equipment

Property, plant, and equipment consist of the following:

July 31 (in thousands)	2025	2024
Equipment	$45,879	$45,881
Computer software	194,339	181,081
Leasehold improvements	1,837	1,635
Furniture and fixtures	695	730
	242,750	229,327
Less accumulated depreciation and amortization	(203,881)	(190,675)
Property, plant, and equipment, net	$38,869	$38,652

The Company reduced its gross property, plant, and equipment and accumulated depreciation and amortization by $6.1 million and $4.6 million in fiscal 2025 and fiscal 2024, respectively, for property, plant, and equipment that was fully depreciated and no longer in service.

Depreciation and amortization expense of property, plant, and equipment was $19.5 million, $19.1 million, and $18.6 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively.

In fiscal 2023, the Company recorded an expense of $0.1 million for telephone equipment that was taken out of service, which was included in “Other operating expense, net” in the accompanying consolidated statements of income.

Note 10—Goodwill

The table below reconciles the change in the carrying amount of goodwill by operating segment:

(in thousands)	Fintech	net2phone	Traditional Communications	Total
Balance at July 31, 2022	$3,199	$9,743	$13,438	$26,380
Foreign currency translation adjustments	—	101	(24)	77
Balance at July 31, 2023	3,199	9,844	13,414	26,457
Foreign currency translation adjustments	—	(22)	(147)	(169)
Balance at July 31, 2024	3,199	9,822	13,267	26,288
Foreign currency translation adjustments	—	77	123	200
Balance at July 31, 2025	$3,199	$9,899	$13,390	$26,488

Note 11—Other Intangible Assets

The table below presents information on the Company’s amortized intangible assets:

(in thousands)	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization	Net Balance
July 31, 2025
Tradenames	14.6 years	$1,391	$(585)	$806
Non-compete agreements	6.0 years	660	(376)	284
Customer relationships	9.9 years	8,220	(4,254)	3,966
TOTAL	10.3 years	$10,271	$(5,215)	$5,056
July 31, 2024
Tradenames	14.5 years	$1,400	$(445)	$955
Non-compete agreements	6.0 years	660	(266)	394
Customer relationships	7.5 years	11,377	(6,441)	4,936
TOTAL	8.1 years	$13,437	$(7,152)	$6,285

In March 2024, the Company completed a portion of the integration of the Leaf Wallet platform into the BOSS Money app, including replacing the Leaf tradename with BOSS Money. The Leaf tradename balance of $0.1 million was written-off in fiscal 2024.

Amortization expense of intangible assets was $1.5 million, $1.3 million, and $1.5 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The Company estimates that amortization expense of intangible assets with finite lives will be $1.2 million, $1.1 million, $1.0 million, $0.5 million, and $0.2 million in fiscal 2026, fiscal 2027, fiscal 2028, fiscal 2029, and fiscal 2030, respectively.

Note 12—Variable Interest Entity

The Company is the primary beneficiary of the Disbursement Payments VIE. The Company determined that, effective May 31, 2021, it had the power to direct the activities of the Disbursement Payments VIE that most significantly impact its economic performance, and the Company has the obligation to absorb losses of and the right to receive benefits from the Disbursement Payments VIE that could potentially be significant to it. As a result, the Company consolidates the Disbursement Payments VIE. The Company does not currently own any interest in the Disbursement Payments VIE and thus the net income incurred by the Disbursement Payments VIE was attributed to noncontrolling interests in the accompanying statements of income.

The Disbursement Payments VIE’s net income and aggregate funding provided by the Company were as follows:

Year ended July 31 (in thousands)	2025	2024	2023
Net income of the Disbursement Payments VIE	$940	$513	$322
Aggregate funding provided by the Company, net	$488	$215	$112

The Disbursement Payments VIE’s summarized consolidated balance sheet amounts are as follows:

July 31 (in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$3,116	$2,626
Restricted cash	11,000	7,426
Trade accounts receivable, net	244	74
Disbursement prefunding	1,400	2,587
Prepaid expenses	431	258
Other current assets	224	294
Property, plant, and equipment, net	204	179
Other intangibles, net	432	584
TOTAL ASSETS	$17,051	$14,028
LIABILITIES AND NONCONTROLLING INTERESTS
Trade accounts payable	$27	$4
Accrued expenses	159	124
Customer funds deposits	10,701	9,195
Due to the Company	729	241
Accumulated other comprehensive income	58	27
Noncontrolling interests	5,377	4,437
TOTAL LIABILITIES AND NONCONTROLLING INTERESTS	$17,051	$14,028

The Disbursement Payments VIE’s assets may only be used to settle the Disbursement Payments VIE’s obligations and may not be used for other consolidated entities. The Disbursement Payments VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 13—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

Year ended July 31 (in thousands)	2025	2024	2023
Corporate —Straight Path Communications Inc. class action legal fees	$(527)	$(7,237)	$(5,785)
Corporate —Straight Path Communications Inc. class action insurance claims	—	2,869	3,845
Corporate—legal fees associated with settlement of litigation	(1,575)	—	—
Corporate—Grow New Jersey Assistance Act tax credit	—	—	1,600
Corporate—other	(1,000)	12	—
Fintech—write-off of intangible asset	—	(74)	—
Fintech—write-off of contingent consideration liability	—	1,765	1,565
Fintech—government grants	—	—	382
net2phone—write-off of equipment	(635)	—	(133)
net2phone—write-off of contingent consideration liability	—	73	—
net2phone—other	3	(17)	—
National Retail Solutions—settlement of litigation	(2,401)	—	—
National Retail Solutions—write-off of capitalized internal use software costs	—	(45)	—
National Retail Solutions—other	—	(105)	—
Traditional Communications—write-off of equipment	(222)	—	—
Traditional Communications—write-off of capitalized internal use software costs	—	(237)	(1,419)
Traditional Communications—cable telephony customer indemnification claim	—	—	(3,925)
Traditional Communications—increase in contingent consideration liability	—	—	(216)
Traditional Communications—other	15	51	(329)
TOTAL	$(6,342)	$(2,945)	$(4,415)

Straight Path Communications Inc. Class Action

As discussed in Note 22, the Company (as well as other defendants) was named in a class action on behalf of the stockholders of the Company’s former subsidiary, Straight Path Communications Inc. (“Straight Path”). The Company incurred legal fees and recorded offsetting gains from insurance claims related to this action. In fiscal 2024, the Company received the final payment from its insurance policy for these claims. On October 3, 2023, the Court of Chancery of the State of Delaware dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, the Company filed its answering brief to the appeal. Oral argument is scheduled for October 2025.

Settlement of Litigation

In fiscal 2025, the Company recorded an aggregate expense of $4.0 million related to the settlement of litigation, of which $1.6 million was included in Corporate and $2.4 million was included in the NRS segment.

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

Contingent Consideration Liabilities

In fiscal 2024 and fiscal 2023, the Company recognized gains on the write-off of contingent consideration payment obligations in the Fintech segment of $1.8 million and $1.6 million, respectively, and, in fiscal 2024, the Company recognized a gain on the write-off of a contingent consideration payment obligation in the net2phone segment of $0.1 million. In fiscal 2023, the Company increased the estimated fair value of acquisition-related contingent consideration in its Traditional Communications segment by $0.2 million.

Government Grants

In fiscal 2023, the Fintech segment received payments from government grants for the development and commercialization of blockchain-backed financial technologies.

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

Note 14—Revolving Credit Facility

The Company’s subsidiary, IDT Telecom, Inc. (“IDT Telecom”), entered into a credit agreement, dated as of May 17, 2021, with TD Bank, N.A. for a revolving credit facility for up to a maximum principal amount of $25.0 million. As of July 15, 2024 and July 28, 2023, IDT Telecom and TD Bank, N.A. amended certain terms of the credit agreement. IDT Telecom may use the proceeds to finance working capital requirements and for certain closing costs of the facility. At July 31, 2025 and 2024, there were no amounts outstanding under this facility. In fiscal 2025, fiscal 2024, and fiscal 2023, IDT Telecom borrowed and repaid an aggregate of $24.6 million, $32.9 million, and $27.4 million, respectively, under the facility. The revolving credit facility is secured by primarily all of IDT Telecom’s assets. The principal outstanding bears interest per annum at the secured overnight financing rate published by the Federal Reserve Bank of New York plus 10 basis points, plus depending upon IDT Telecom’s leverage ratio as computed for the most recent fiscal quarter, 125 to 175 basis points. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest is due on May 16, 2026. IDT Telecom pays a quarterly unused commitment fee of 10 basis points on the average daily balance of the unused portion of the $25.0 million commitment. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of July 31, 2025 and 2024, IDT Telecom was in compliance with all of the covenants.

In the first quarter of fiscal 2026 through September 29, 2025, IDT Telecom borrowed and repaid an aggregate of $12.7 million under the facility.

Note 15—Accrued Expenses

Accrued expenses consist of the following:

July 31 (in thousands)	2025	2024
Carrier minutes termination	$14,229	$18,301
Regulatory fees and taxes	36,450	44,020
Compensation costs	20,350	18,994
Maintenance and support	65	1,637
Commissions	7,732	6,128
Legal and professional fees	6,858	3,539
Other	11,611	10,557
TOTAL	$97,295	$103,176

Note 16—Redeemable Noncontrolling Interest

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

Year ended July 31 (in thousands)	2025	2024	2023
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$558	$429	$281

Note 17—Other Expense, Net

Other expense, net consists of the following:

Year ended July 31 (in thousands)	2025	2024	2023
Foreign currency transaction gains (losses)	$304	$(3,787)	$3,353
Equity in net loss of investee	(2,661)	(3,463)	(3,095)
Gains (losses) on investments	1,598	229	(2,613)
Other	46	(591)	(728)
TOTAL	$(713)	$(7,612)	$(3,083)

Note 18—Income Taxes

The components of income before income taxes are as follows:

Year ended July 31 (in thousands)	2025	2024	2023
Domestic	$96,891	$56,316	$48,036
Foreign	8,947	5,594	12,771
INCOME BEFORE INCOME TAXES	$105,838	$61,910	$60,807

Significant components of the Company’s deferred income tax assets consist of the following:

July 31 (in thousands)	2025	2024
Deferred income tax assets:
Bad debt reserve	$1,699	$1,588
Accrued expenses	4,239	2,897
Stock options and restricted stock	301	929
Charitable contributions	781	754
Depreciation	591	70
Unrealized gain	5,867	5,405
Net operating loss	20,217	36,967
Total deferred income tax assets	33,695	48,610
Valuation allowance	(14,905)	(13,602)
NET DEFERRED INCOME TAX ASSETS	$18,790	$35,008

The (provision for) benefit from income taxes consist of the following:

Year ended July 31 (in thousands)	2025	2024	2023
Current:
Federal	$(1,272)	$(38)	$(47)
State and local	(4,598)	(2,716)	(1,511)
Foreign	(2,611)	(724)	(1,275)
	(8,481)	(3,478)	(2,833)
Deferred:
Federal	(19,493)	9,725	(14,340)
State and local	511	(261)	16
Foreign	2,764	368	716
	(16,218)	9,832	(13,608)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(24,699)	$6,354	$(16,441)

The differences between income taxes expected at the U.S. federal statutory income tax rate and income taxes provided are as follows:

Year ended July 31 (in thousands)	2025	2024	2023
U.S. federal income tax at statutory rate	$(22,226)	$(13,001)	$(12,770)
Valuation allowance	1,303	2,984	970
Foreign tax rate differential	(1,544)	(1,636)	(1,068)
Nondeductible expenses	(903)	(1,159)	(1,767)
Revaluation of existing foreign attributes	2,027	(2,886)	—
Prior year benefit	—	23,622	—
State and local income tax, net of federal benefit	(3,228)	(1,855)	(1,181)
Other	(128)	285	(625)
(PROVISION FOR) BENEFIT FROM INCOME TAXES	$(24,699)	$6,354	$(16,441)

The Company’s cumulative undistributed foreign earnings are included in retained earnings in the Company’s consolidated balance sheets and consisted of approximately $304 million at July 31, 2025. The Company has concluded that the earnings remain permanently reinvested.

At July 31, 2025, the Company had no U.S. federal net operating loss carryforwards. The Company has foreign net operating loss carryforwards of approximately $71 million, of which approximately $62 million does not expire, and approximately $9 million expires in two to ten years. These foreign loss carryforwards are available to offset future taxable income in the countries in which the losses were incurred.

In fiscal 2024, the Company had an IRC Section 382 study conducted on the reacquisition and the limitation was adjusted to $9.0 million per year. The Company recorded a tax benefit related to the adjusted amount of $23.6 million in fiscal 2024. The net operating loss carryforwards do not include any excess benefits related to stock options or restricted stock.

The change in the valuation allowance is as follows:

Year ended July 31 (in thousands)	Balance at beginning of year	Additions charged to costs and expenses	Deductions	Balance at end of year
2025
Reserves deducted from deferred income taxes, net:
Valuation allowance	$13,602	$4,655	$(3,352)	$14,905
2024
Reserves deducted from deferred income taxes, net:
Valuation allowance	$10,618	$2,984	$—	$13,602
2023
Reserves deducted from deferred income taxes, net:
Valuation allowance	$11,588	$2,537	$(3,507)	$10,618

In fiscal 2025, the Company decreased the valuation allowance by $3.4 million due to profitability in the United Kingdom, offset by $4.7 million of additions in other jurisdictions.

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

At July 31, 2025 and 2024, the Company did not have any unrecognized income tax benefits. There were no changes in the balance of unrecognized income tax benefits in fiscal 2025, fiscal 2024, and fiscal 2023. At July 31, 2025, the Company did not expect any changes in unrecognized income tax benefits during the next twelve months. In fiscal 2025, fiscal 2024, and fiscal 2023, the Company did not record any interest and penalties on income taxes. At July 31, 2025 and 2024, there was no accrued interest included in current income taxes payable.

The Company currently remains subject to examinations of its tax returns as follows: U.S. federal tax returns for fiscal 2022 to fiscal 2025, state and local tax returns generally for fiscal 2021 to fiscal 2025, and foreign tax returns generally for fiscal 2021 to fiscal 2025.

On July 4, 2025, the “One Big Beautiful Bill Act” (OBBBA) was signed into law. This new legislation made several changes to the U.S. tax code, including the return of 100% bonus depreciation, the ability to immediately deduct domestic research and development costs, a more favorable rule for deducting interest expenses, and updates to international tax rules around GILTI and FDII. While the Company is currently evaluating the impact of the OBBBA, the Company does not expect these changes to have a significant impact on its financial statements. Any effects have been recorded in the period ended July 31, 2025.

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

Dividend Payments

In March 2024, the Company’s Board of Directors initiated a quarterly cash dividend of $0.05 per share on the Company’s Class A and Class B common stock. In March 2025, the Company’s Board of Directors increased the quarterly cash dividend on the Company’s Class A and Class B common stock to $0.06 per share from $0.05 per share. In fiscal 2025 and fiscal 2024, the Company paid aggregate cash dividends per share of $0.22 and $0.10, respectively, on its Class A and Class B common stock. In fiscal 2025 and fiscal 2024, the Company paid aggregate cash dividends of $5.6 million and $2.5 million, respectively.

In September 2025, the Company’s Board of Directors declared a cash dividend on the Company’s Class A and Class B common stock of $0.06 per share payable on or about October 10, 2025 to stockholders of record as of the close of business on  September 30, 2025.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In fiscal 2025, the Company repurchased 221,823 shares of its Class B common stock for an aggregate purchase price of $10.1 million. In fiscal 2024, the Company repurchased 298,421 shares of its Class B common stock for an aggregate purchase price of $9.1 million. In fiscal 2023, the Company repurchased 511,546 shares of its Class B common stock for an aggregate purchase price of $13.1 million. At July 31, 2025, 4.2 million shares remained available for repurchase under the stock repurchase program.

In fiscal 2025, fiscal 2024, and fiscal 2023, the Company paid $7.7 million, $1.5 million, and $0.8 million, respectively, to repurchase 157,180; 41,994; and 28,227 shares, respectively, of the Company’s Class B common stock that were tendered by employees of the Company to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”), the lapsing of restrictions on restricted stock, and shares issued for bonus payments. Such shares were repurchased by the Company based on their fair market value as of the close of business on the trading day immediately prior to the vesting date.

Exchange of NRS Equity for Shares of the Company’s Class B Common Stock and Cash

In June 2024, the Company initiated a tender offer to purchase 10% of each qualified holder’s outstanding DSUs that are to be settled in shares of NRS common stock (“NRS DSUs”) in exchange for cash or shares (depending on the number of NRS DSUs held by each holder) of the Company’s Class B common stock. In July 2024, certain qualified holders tendered and sold an aggregate of 199,687 NRS DSUs to the Company, and, as a condition of the tender offer, each NRS DSU seller granted to the Company an option, exercisable in the Company’s sole discretion for a period of one year, to purchase an additional aggregate 199,687 NRS DSUs at the same purchase price. In addition, in July 2024, certain holders of NRS DSUs and shares of NRS’ Class B common stock sold an aggregate of 10,000 NRS DSUs and 142,500 shares of NRS’ Class B common stock to the Company, and, each of these sellers granted to the Company an option, exercisable in the Company’s sole discretion for a period of one year, to purchase an additional aggregate 10,000 NRS DSUs and 142,500 shares of NRS’ Class B common stock with the purchase price to be paid in shares of the Company’s Class B common stock with a value based on an average closing price of the Company’s Class B common stock at the time of the exercise notice. The NRS DSUs and shares in the exchange represented an aggregate of 0.2% of NRS’ outstanding capital stock on a fully diluted basis. The NRS DSUs and shares were exchanged for an aggregate of 13,042 and 12,094 shares of the Company’s Class B common stock that were issued in July 2024 and August 2024, respectively, and cash of $0.1 million, with an aggregate value of $1.0 million based on agreed-upon valuations of the NRS DSUs and NRS Class B common stock and the market value of the Company’s Class B common stock at the time of issuance.

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

The Company accounted for the exchange of NRS’ Class B common stock for shares of the Company’s Class B common stock as an equity transaction and recorded a decrease in “Noncontrolling interests” and an increase in “Additional paid-in capital” of $33,000 in fiscal 2025 and $13,000 in fiscal 2024, based on the carrying amount of the 0.1% and 0.09% noncontrolling interest in NRS in fiscal 2025 and fiscal 2024, respectively. The Company accounted for the exchange of NRS’ DSUs for shares of the Company’s Class B common stock and cash as compensation expense and recorded stock-based compensation expense of $0.5 million in both fiscal 2025 and fiscal 2024, based on the closing price of the shares of the Company’s Class B common stock on the date prior to the date that the shares were issued plus the cash paid.

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

Note 20—Stock-Based Compensation

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, DSUs, and restricted stock. At July 31, 2025, the Company had 250,000 shares of Class B common stock reserved for the grant of awards under the 2024 Equity Incentive Plan, and 23,934 shares were available for future grants. In September 2025, the Company’s Board of Director’s approved an amendment to the Company’s 2024 Equity Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares, subject to approval by the Company’s stockholders at its annual meeting in December 2025.

Stock Options

Option awards are generally granted with an exercise price equal to the market price of the Company’s stock on the date of grant. Option awards generally vest on a graded basis over three years of service and have ten-year contractual terms. No option awards were granted in fiscal 2024 or fiscal 2023. The fair value of stock options granted in fiscal 2025 was estimated on the date of the grant using a Black-Scholes valuation model and the assumptions in the following table. Expected volatility is based on historical volatility of the Company’s Class B common stock and other factors. The Company uses historical data on exercise of stock options, post vesting forfeitures and other factors to estimate the expected term of the stock options. The risk free rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Year ended July 31, 2025
ASSUMPTIONS
Average risk-free interest rate	3.49%
Expected dividend yield	0.5%
Expected volatility	53.2%
Expected term	4.0 years
Weighted-average grant date fair value	$16.58

A summary of stock option activity for the Company is as follows:

	Number of Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at July 31, 2024	—	$—
Granted	36	38.43
Exercised	—	—
Cancelled / Forfeited	—	—
OUTSTANDING AT JULY 31, 2025	36	$38.43	4.2	$741
EXERCISABLE AT JULY 31, 2025	—	$—	—	$—

In fiscal 2025, fiscal 2024, and fiscal 2023, the Company received cash from the exercise of stock options of nil, $0.2 million, and $0.2 million, respectively, for which the Company issued nil; 12,500; and 12,500 shares, respectively, of its Class B common stock.

The total intrinsic value of options exercised during fiscal 2025, fiscal 2024, and fiscal 2023 was nil, $0.1 million, and $0.2 million, respectively. At July 31, 2025, there was $0.4 million of total unrecognized compensation cost related to non-vested stock options, which is expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock

The fair value of restricted shares of the Company’s Class B common stock is determined based on the closing price of the Company’s Class B common stock on the grant date. Share awards generally vest on a graded basis over three years of service.

A summary of the status of the Company’s grants of restricted shares of Class B common stock is presented below:

	Number of Non-vested Shares (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested restricted shares at July 31, 2024	31	$21.50
Granted	5	36.13
Vested	(29)	22.99
Forfeited	—	—
NON-VESTED RESTRICTED SHARES AT JULY 31, 2025	7	25.54

At July 31, 2025, there was $0.1 million of total unrecognized compensation cost related to non-vested restricted shares, which is expected to be recognized over a weighted-average period of 0.8 years. The total grant date fair value of shares vested in fiscal 2025, fiscal 2024, and fiscal 2023 was $0.7 million, $0.7 million, and $0.5 million, respectively.

Deferred Stock Units Equity Incentive Programs

The Company has an equity incentive program in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. The number of shares issuable on each vesting date varies between 50% to 200% of the number of DSUs that vested on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the base price approved by the Compensation Committee of the Company’s Board of Directors, which is based on the market price at the time of the grants. In fiscal 2025, fiscal 2024, and fiscal 2023, in accordance with the program and based on certain elections made by grantees, the Company issued 276,960; 55,039; and 43,278 shares, respectively, of its Class B common stock for vested DSUs. The Company estimated that the fair value of the DSUs on the date of grants was an aggregate of $0.8 million, $0.8 million, and $5.4 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, which is being recognized on a graded vesting basis over the requisite service periods. The Company uses a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulates the range of possible future values of the Company’s Class B common stock over the life of the DSUs.

A summary of the status of the Company’s grants of DSUs is presented below:

	Number of Non-vested DSUs (in thousands)	Weighted- Average Grant- Date Fair Value
Non-vested DSUs at July 31, 2024	148	$28.79
Granted	19	44.58
Vested	(148)	28.98
Forfeited	(1)	29.22
NON-VESTED DSUs AT JULY 31, 2025	18	$43.64

At July 31, 2025, there was $0.4 million of total unrecognized compensation cost related to non-vested DSUs, which is expected to be recognized over a weighted-average period of 0.9 years. The total grant date fair value of DSUs vested in fiscal 2025, fiscal 2024, and fiscal 2023 was $4.3 million, $1.1 million, and $0.9 million, respectively.

On September 18, 2025, the Company adopted the IDT 2025 Equity Growth Program (under its 2024 Equity Incentive Plan) in the form of grants of DSUs that, upon vesting, will entitle the grantees to receive shares of the Company’s Class B common stock. On September 18, 2025, the Company granted 108,500 DSUs to certain of its executive officers and other employees. Subject to continued full time employment or other service to the Company, the DSUs will be eligible to vest in three substantially equal amounts on each of February 17, 2026, February 16, 2027, and February 15, 2028. The number of shares that will be issuable on each vesting date will vary between 50% to 267% of the number of DSUs that vest on that vesting date, depending on the market price for the underlying Class B common stock on the vesting date relative to the grant price of $50.90 per share (the price that was approved by the Compensation Committee of the Company’s Board of Directors). For certain executive officers of the Company, the number of shares that will be issuable on each vesting date will vary between 50% to 400% of the number of DSUs that vest on that vesting date. In addition, the grantee will have the option to elect a later vesting date no later than January 19, 2026 for the February 17, 2026 vesting date, and no later than January 18, 2027 for the February 16, 2027 vesting date. A grantee will have the option to elect a later vesting date for one-half or all of the DSUs scheduled to vest on the then upcoming vesting date and any DSUs that do not vest based on the grantee’s election will be eligible to vest on the subsequent scheduled vesting date. The Company is currently in the process of determining the estimated fair value of these grants, which will be recognized in compensation expense over the respective vesting periods.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants, including 23,500 DSUs that, upon vesting, represent the right to receive shares of the Company’s Class B common stock, and 50,000 shares of Class B common stock of net2phone 2.0, as well as a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In fiscal 2024, two of these milestones were achieved, for which the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in fiscal 2024 with an issue date value of $1.5 million, and 39,155 shares of its Class B common stock in fiscal 2025 with an issue date value of $1.8 million. In addition, in fiscal 2025, the Company accrued $1.0 million in connection with the achievement of an additional milestone. In fiscal 2024, the Company accrued aggregate stock-based compensation expense of $4.1 million related to these equity grants and the contingent bonus, which is included in “Selling, general and administrative expense” in the accompanying consolidated statements of income.

Stock Issued to an Employee

In fiscal 2023, the Company granted 15,000 shares of its Class B common stock to an employee. The Company recorded stock-based compensation expense and an increase in “Additional paid-in capital” of $0.4 million for this grant, which was the fair value of the shares on the grant date.

NRS Restricted Common Stock

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock representing 1.2% of its outstanding capital stock on a fully diluted basis were granted to certain NRS employees. The restrictions on the shares will lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026, and June 1, 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is being recognized over the vesting period. At July 31, 2025, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.2 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

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

On December 31, 2020, a compensatory arrangement with each of Howard S. Jonas and Shmuel Jonas, the Company’s Chief Executive Officer, was finalized. Howard S. Jonas and Shmuel Jonas each received 0.5 million restricted shares of net2phone 2.0’s Class B common stock, which represented an aggregate of 10% of net2phone 2.0’s issued and outstanding common stock at the time of the grant. The shares entitle each grantee to proceeds only on a sale, spin-off, initial public offering, or other monetization of net2phone 2.0 and have protection from dilution for the first $15 million invested in net2phone 2.0 following the grant. In January 2024, the restrictions lapsed on these restricted shares. In addition, in January 2024, Bill Pereira was granted 50,000 shares of net2phone 2.0 Class B common stock in connection with the agreement described above. The Company repurchased a portion of these shares representing an aggregate of 4.5% of the outstanding shares of net2phone 2.0 with an aggregate fair value of $3.6 million to satisfy the grantees’ tax withholding obligations in connection with the lapsing of restrictions on restricted stock or the grant of shares. The fair value per share of the net2phone 2.0 Class B common stock was based on a valuation of the business enterprise using a market approach and income approach. The Company recorded an increase in “Noncontrolling interests” of $53,000 and a decrease in “Additional paid-in capital” of $3.6 million, and an offsetting income tax withholding liability of $3.6 million.

Note 21—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive (loss) income were as follows:

(in thousands)	Unrealized loss on available-for- sale securities	Foreign currency translation	Accumulated other comprehensive loss
Balance at July 31, 2022	$(546)	$(10,759)	$(11,305)
Other comprehensive loss attributable to IDT Corporation	(99)	(5,788)	(5,887)
Balance at July 31, 2023	(645)	(16,547)	(17,192)
Other comprehensive income (loss) attributable to IDT Corporation	265	(1,215)	(950)
Balance at July 31, 2024	(380)	(17,762)	(18,142)
Other comprehensive income attributable to IDT Corporation	155	1,418	1,573
BALANCE AT JULY 31, 2025	$(225)	$(16,344)	$(16,569)

Note 22—Commitments and Contingencies

Legal Proceedings

On July 5, 2017, plaintiff JDS1, LLC, on behalf of itself and all other similarly situated stockholders of Straight Path, and derivatively on behalf of Straight Path as nominal defendant, filed a putative class action and derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against the Company, The Patrick Henry Trust (a trust formed by Howard S. Jonas that held record and beneficial ownership of certain shares of Straight Path he formerly held), Howard S. Jonas, and each of Straight Path’s directors. The complaint alleged that the Company aided and abetted Straight Path Chairman of the Board and Chief Executive Officer Davidi Jonas, and Howard S. Jonas in his capacity as controlling stockholder of Straight Path, in breaching their fiduciary duties to Straight Path in connection with the settlement of claims between Straight Path and the Company related to potential indemnification claims concerning Straight Path’s obligations under the Consent Decree it entered into with the Federal Communications Commission (“FCC”), as well as the sale of Straight Path’s subsidiary Straight Path IP Group, Inc. to the Company in connection with that settlement. The Plaintiffs sought, among other things, (i) a declaration that the action may be maintained as a class action or in the alternative, that demand on the Straight Path Board is excused; (ii) that the term sheet is invalid; (iii) awarding damages for the unfair price stockholders received in the merger between Straight Path and Verizon Communications Inc. for their shares of Straight Path’s Class B common stock; and (iv) ordering Howard S. Jonas, Davidi Jonas, and the Company to disgorge any profits for the benefit of the class Plaintiffs. The trial was held in August and December 2022. On October 3, 2023, the Court of Chancery issued a Memorandum Decision (the “Post-Trial Decision”) dismissing all claims against the Company, and finding that, contrary to the plaintiffs’ allegations, the class suffered no damages. The Court of Chancery denied plaintiff’s request for attorney’s fees (the “Attorney’s Fee Decision”). On December 16, 2024, the Court of Chancery issued a Final Order and Judgment, embodying the Post-Trial Decision and Attorney’s Fee Decision. On January 14, 2025, the plaintiff filed a notice of appeal of the Final Order and Judgment to the Supreme Court of the State of Delaware to appeal the Final Order and Judgment. On April 22, 2025, the Company filed its answering brief to the appeal. Oral argument is scheduled for October 2025.

In fiscal 2025, the Company recorded an aggregate expense of $4.0 million in “Other operating expense, net” in the consolidated statement of income related to the settlement of litigation, of which $1.6 million was included in Corporate and $2.4 million was included in the NRS segment.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At July 31, 2025 and 2024, the Company’s accrued expenses included $21.1 million and $25.9 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At July 31, 2025, the Company had purchase commitments of $14.5 million primarily for services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At July 31, 2025 and 2024, the Company had aggregate performance bonds outstanding of $33.8 million and $32.4 million, respectively.

Note 23—Related Party Transactions

Rafael Holdings, Inc.

In connection with the spin-off of Rafael Holdings, Inc. (“Rafael”) in March 2018, the Company and Rafael entered into a transition services agreement pursuant to which certain administrative and other services are provided by the Company and Rafael. This constitutes a related person transaction because Howard Jonas is a chairman and executive chairman of Rafael. The Company charged Rafael $0.3 million in each of fiscal 2025, fiscal 2024, and fiscal 2023 for services provided, net of the amounts charged by Rafael to the Company. At July 31, 2025 and 2024, other current assets reported in the Company’s consolidated balance sheets included net receivable from Rafael of nil and $0.1 million, respectively.

Genie Energy Ltd.

The Company entered into a transition services agreement with Genie Energy Ltd. (“Genie”) prior to the spin-off of Genie in October 2011, which provides for certain services to be performed by the Company and Genie. This constitutes a related person transaction because Howard Jonas is a chairman of Genie. The Company charged Genie $0.9 million, $0.9 million, and $1.2 million in fiscal 2025, fiscal 2024, and fiscal 2023, respectively, for services provided and other items, net of the amounts charged by Genie to the Company. At both July 31, 2025 and 2024, other current assets reported in the Company’s consolidated balance sheets included receivables from Genie of $0.3 million.

Zedge, Inc.

On June 1, 2016, the Company spun off its subsidiary, Zedge, Inc. (Zedge”). Zedge and the Company entered into a transition services agreement, effective June 1, 2016. This constitutes a related person transaction because Howard Jonas is a director and vice chairman of Zedge and his son, Michael Jonas, is the chairman of the board of directors, executive chairman, and the controlling stockholder of Zedge. Pursuant to the agreement, the Company provides legal services to Zedge. Zedge paid the Company a total of $126,000 for legal services provided by the Company during fiscal 2025. In addition, the Company paid Zedge $86,000 for consulting services provided to the Company by a Zedge employee. As of July 31, 2025, Zedge owed the Company $1,000.

In fiscal 2024, NRS and Zedge entered into a marketing relationship. During fiscal 2025, Zedge received $0.2 million from this agreement. In fiscal 2024, there were no monetary transactions between the parties.

CTM Media Group

In fiscal 2024, NRS and CTM Media Group (“CTM”) entered into a marketing relationship. This constitutes a related person transaction because Howard Jonas is the owner of CTM. NRS billed CTM a total of $0.5 million pursuant to the marketing relationship during fiscal 2025. As of July 31, 2025, CTM owed NRS $0.5 million for such services. In fiscal 2024, there were no monetary transactions between the parties.

Other Related Party Transactions

The Company provides office space, certain connectivity and other services to Jonas Media Group, a publishing firm owned by Howard Jonas. Billings for such services were $1,180; $1,300; and $2,000 in fiscal 2025, fiscal 2024, and fiscal 2023, respectively. The balance owed to the Company by Jonas Media Group was $6,461 and $5,300 as of July 31, 2025 and 2024, respectively.

Mason and Company Consulting, LLC (“Mason and Co.”), a company owned solely by Jonathan Mason, receives annual commissions and fees for the insurance brokerage referral and placement of certain of the Company’s insurance policies. Jonathan Mason is the husband of Joyce J. Mason, the Company’s General Counsel, and brother-in-law of Howard S. Jonas. Based on information the Company received from Jonathan Mason, the Company believes that Mason and Co. received commissions and fees from payments made by the Company in the aggregate amount of $54,000 in fiscal 2025, $57,000 in fiscal 2024, and $62,000 in fiscal 2023. Neither Howard S. Jonas nor Joyce Mason has any ownership or other interest in Mason and Co., or the commissions paid to Mason and Co., other than via the familial relationships with Jonathan Mason. On April 28, 2025, the Company exercised its option pursuant to an Exchange and Option Agreement with Alexander Mason, son of Joyce Mason, pursuant to which the Company exchanged 127,500 shares of NRS, a subsidiary of the Company, for 7,685 shares of Class B Common Stock of IDT Corporation (valued at $395,250).

IDT DT leases space in a building in the Bronx, New York that is owned by a limited liability company that is jointly owned by Howard S. Jonas and Shmuel Jonas. The annual rent is $18,600.

The Company had loans receivable from employees aggregating $0.4 million and $0.5 million at July 31, 2025 and 2024, respectively, which are included in “Other current assets” in the accompanying consolidated balance sheets.

Note 24—Defined Contribution Plans

The Company maintains a 401(k) Plan available to all U.S.-based employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. In fiscal 2025, fiscal 2024, and fiscal 2023, the Company’s expense related to the plan was $1.0 million, $1.0 million, and $1.1 million, respectively.

