Form 10-Q
period 2025-10-31
IDT CORP
filed 2025-12-10
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of December 5, 2025, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,499,021 shares outstanding (excluding 5,030,430 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2025	July 31, 2025
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$189,273	$226,505
Restricted cash and cash equivalents	123,894	115,327
Debt securities	25,186	21,649
Equity investments	5,544	5,637
Trade accounts receivable, net of allowance for credit losses of $9,321 at October 31, 2025 and $9,097 at July 31, 2025	42,562	44,932
Settlement assets, net of reserve of $1,532 at October 31, 2025 and $1,367 at July 31, 2025	46,475	28,014
Disbursement prefunding	75,953	37,097
Prepaid expenses	12,439	12,440
Other current assets	29,203	28,702

Total current assets	550,529	520,303
Property, plant, and equipment, net	39,765	38,869
Goodwill	26,548	26,488
Other intangibles, net	4,739	5,056
Equity investments	4,650	6,658
Operating lease right-of-use assets	1,644	1,878
Deferred income tax assets, net	18,779	18,790
Other assets	8,259	8,161

Total assets	$654,913	$626,203

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$14,582	$19,435
Accrued expenses	91,871	97,295
Deferred revenue	28,627	27,726
Customer funds deposits	124,932	114,708
Settlement liabilities	15,105	13,922
Other current liabilities	30,306	19,910

Total current liabilities	305,423	$292,996
Operating lease liabilities	904	1,103
Other liabilities	926	1,688

Total liabilities	307,253	295,787
Commitments and contingencies
Redeemable noncontrolling interest	11,643	11,459
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at October 31, 2025 and July 31, 2025	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,529 and 28,528 shares issued and 23,499 and 23,656 shares outstanding at October 31, 2025 and July 31, 2025, respectively	285	285
Additional paid-in capital	310,126	308,111
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 5,030 and 4,872 shares of Class B common stock at October 31, 2025 and July 31, 2025, respectively	(151,457)	(143,853)
Accumulated other comprehensive loss	(16,268)	(16,569)
Retained earnings	177,972	157,124

Total IDT Corporation stockholders’ equity	320,691	305,131
Noncontrolling interests	15,326	13,826

Total equity	336,017	318,957

Total liabilities, redeemable noncontrolling interest, and equity	$654,913	$626,203

See accompanying notes to the condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended October 31,
	2025	2024
	(in thousands, except per share data)

Revenues	$322,752	$309,566
Direct cost of revenues	204,573	201,939

Gross profit	118,179	107,627
Operating expenses (gain):
Selling, general and administrative (i)	74,007	71,051
Technology and development (i)	13,631	12,759
Severance	204	177
Other operating income, net (see Note 10)	(589)	—

Total operating expenses	87,253	83,987

Income from operations	30,926	23,640
Interest income, net	1,708	1,428
Other expense, net	(467)	(283)

Income before income taxes	32,167	24,785
Provision for income taxes	(8,071)	(6,302)

Net income	24,096	18,483
Net income attributable to noncontrolling interests	(1,734)	(1,234)

Net income attributable to IDT Corporation	$22,362	$17,249

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.89	$0.68
Diluted	$0.89	$0.68

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,183	25,204
Diluted	25,193	25,363

(i) Stock-based compensation included in total operating expenses:	$2,015	$912

See accompanying notes to the condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Net income	$24,096	$18,483
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	54	56
Foreign currency translation adjustments	247	(1,623)

Other comprehensive income (loss)	301	(1,567)

Comprehensive income	24,397	16,916
Comprehensive income attributable to noncontrolling interests	(1,734)	(1,234)

Comprehensive income attributable to IDT Corporation	$22,663	$15,682

See accompanying notes to the condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended October 31, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2025	$33	$285	$308,111	$(143,853)	$(16,569)	$157,124	$13,826	$318,957
Dividends declared ($0.06 per share)	—	—	—	—	—	(1,514)	—	(1,514)
Repurchases of Class B common stock through repurchase program	—	—	—	(7,604)	—	—	—	(7,604)
Stock-based compensation	—	—	2,015	—	—	—	—	2,015
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	301	—	—	301
Net income	—	—	—	—	—	22,362	1,550	23,912
BALANCE AT OCTOBER 31, 2025	$33	$285	$310,126	$(151,457)	$(16,268)	$177,972	$15,326	$336,017

	Three Months Ended October 31, 2024 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2024	$33	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655
Dividends declared ($0.05 per share)	—	—	—	—	—	(1,261)	—	(1,261)
Repurchases of Class B common stock through repurchase program	—	—	—	(1,339)	—	—	—	(1,339)
Restricted Class B common stock purchased from employees	—	—	—	(1,093)	—	—	—	(1,093)
Stock issued to an executive officer for bonus payment	—	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	—	584	—	—	—	—	584
Other comprehensive loss	—	—	—	—	(1,567)	—	—	(1,567)
Net income	—	—	—	—	—	17,249	1,096	18,345
BALANCE AT OCTOBER 31, 2024	$33	$282	$305,918	$(128,512)	$(19,709)	$102,568	$10,568	$271,148

See accompanying notes to the condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Operating activities
Net income	$24,096	$18,483
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,305	5,241
Deferred income taxes	11	5,485
Provision for credit losses, doubtful accounts receivable, and reserve for settlement assets	929	1,002
Stock-based compensation	2,015	912
Other	1,449	692
Changes in assets and liabilities:
Trade accounts receivable	1,270	689
Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets	(56,416)	(21,269)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(350)	(12,771)
Customer funds deposits	10,608	2,810
Deferred revenue	944	(1,110)

Net cash (used in) provided by operating activities	(10,139)	164
Investing activities
Capital expenditures	(5,821)	(5,278)
Purchase of convertible preferred stock in equity method investment	—	(673)
Purchases of debt securities and equity investments	(16,061)	(12,669)
Proceeds from maturities and sales of debt securities and redemption of equity investments	12,684	9,878

Net cash used in investing activities	(9,198)	(8,742)
Financing activities
Dividends paid	(1,514)	(1,261)
Distributions to noncontrolling interests	(50)	—
Proceeds from borrowings under revolving credit facility	12,713	14,243
Repayment of borrowings under revolving credit facility	(12,713)	(14,243)
Repurchases of Class B common stock	(7,604)	(2,432)

Net cash used in financing activities	(9,168)	(3,693)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(160)	28

Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(28,665)	(12,243)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	341,832	255,456

Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$313,167	$243,213

Supplemental Schedule of Non-Cash Financing Activities
Shares of the Company’s Class B common stock issued to an executive officer for bonus payment	$—	$1,824

See accompanying notes to the condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended October 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026. The balance sheet at July 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2026 refers to the fiscal year ending July 31, 2026).

As of October 31, 2025, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 81.6% of the outstanding shares of National Retail Solutions (“NRS”). On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.1% of the equity of net2phone 2.0 and 79.5% of the equity of NRS.

Reclassifications

During the three months ended October 31, 2025, the Company reclassified certain prepaid expenses to accounts receivable. In the condensed consolidated balance sheet at July 31, 2025, $2.1 million previously included in “Prepaid expenses” was reclassified to “Trade accounts receivable,” and in the condensed consolidated statements of cash flows for the three months ended October 31, 2024, cash provided by “Settlement assets, disbursement prefunding, prepaid expenses, other current assets, and other assets” of $0.9 million, was reclassified to cash provided by “Trade Accounts Receivable”. The corresponding amounts in prior periods were reclassified to conform to the current year’s presentation.

Recently Adopted Accounting Standard

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which enhances income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance also includes certain other amendments to improve the effectiveness of income tax disclosures.

The adoption of this update will be applied on a prospective basis and will require the Company to expand its income tax disclosures beginning with its fiscal 2026 Form 10-K, which includes further disaggregation of the income tax expense into federal, state, and foreign categories, enhanced detail in the effective tax rate reconciliation, and disclosure of income taxes paid by significant jurisdictions.

Note 2—Business Segment Information

The Company has four reportable business segments, NRS, Fintech, net2phone, and Traditional Communications.

The NRS segment is an operator of a nationwide point-of-sale (“POS”) network providing independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform provides marketers with digital out-of-home advertising and transaction data.

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”) that processes disbursement payments (the “Disbursement Payments VIE”),(iii) IDT Financial Services Limited (“IDT Financial Services”), a Gibraltar-based bank and (iv) IDT Services Limited (“IDTS”), a Malta-based electronic money institution.

The net2phone segment is an AI powered business communications solutions provider focused on optimizing customer interactions, with a focus on small enterprise and mid-market customers across North and South America. net2phone’s key offerings include: UNITE - an AI-powered communications platform; uContact – an omnichannel contact center platform; AI Agent – an agentic AI service that automates customer interactions; and Coach AI – a provider of real-time agent guidance and conversational intelligence.

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

The Company’s reportable segments are distinguished by types of service, customers, and methods used to provide their services. The operating results of these business segments are regularly reviewed by the Company’s chief operating decision maker (“CODM”), which is a group of the Company’s executives that includes the Chairman of the Board of Directors, Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer. The Company’s CODM uses actual and budgeted income (loss) from operations to evaluate the performance of the business segments and allocate resources, including capital allocations, primarily by monitoring actual results compared to prior periods and expected results. The accounting policies of the segments are the same as the accounting policies of the Company as a whole. There are no significant asymmetrical allocations to segments. The Company evaluates the performance of its business segments based primarily on income (loss) from operations.

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

Operating results for the business segments of the Company are included in the tables below. The significant expense categories align with the segment-level information that is regularly provided to the CODM. The significant expense categories include depreciation and amortization. Other segment items, which is the difference between segment revenues less the segment expenses disclosed and segment income (loss) from operations, includes severance expense and other operating expense, net. The reconciliation of the total income (loss) from operations to income before income taxes is reflected in the condensed consolidated statements of income.

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended October 31, 2025
Revenues	$37,083	$42,729	$23,454	$219,486	$—	$322,752
Direct cost of revenues	(3,621)	(17,193)	(4,718)	(179,041)	—	(204,573)
Selling, general and administrative expense	(21,865)	(16,663)	(13,750)	(19,036)	(2,693)	(74,007)
Technology and development expense	(2,655)	(2,476)	(3,031)	(5,469)	—	(13,631)
Other segment items	(33)	(11)	(14)	(95)	537	385
Income (loss) from operations	$8,909	$6,386	$1,941	$15,845	$(2,157)	$30,926

Depreciation and amortization	$(1,138)	$(743)	$(1,648)	$(1,775)	$(2)	$(5,305)

Capital expenditures	$(1,628)	$(815)	$(1,777)	$(1,544)	$(57)	$(5,821)

Three Months Ended October 31, 2024
Revenues	$30,362	$37,070	$21,620	$220,514	$—	$309,566
Direct cost of revenues	(2,726)	(15,502)	(4,544)	(179,167)	—	(201,939)
Selling, general and administrative expense	(19,017)	(16,055)	(13,143)	(19,978)	(2,858)	(71,051)
Technology and development expense	(1,999)	(2,277)	(2,954)	(5,508)	(21)	(12,759)
Other segment items	—	(7)	20	(190)	—	(177)
Income (loss) from operations	$6,620	$3,229	$999	$15,671	$(2,879)	$23,640

Depreciation and amortization	$960	$735	$1,557	$1,972	$17	$5,241

Capital expenditures	$1,233	$1,060	$1,622	$1,363	$—	$5,278

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers primarily through the provision of retail telecommunications and payment offerings, as well as wholesale international voice and SMS termination services. NRS and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. NRS generates revenue primarily from point-of-sale terminal sales, payment processing, software subscriptions, advertising, and data services, which are generally recognized at a point in time when control of the goods or services transfers, except for subscription services that are recognized over time. net2phone earns revenue primarily from cloud-based communications, unified communications as a service (“UCaaS”), and contact center as a service (“CCaaS”) solutions, which are recognized over time as services are provided. BOSS Money and IDT Digital Payments revenues are recognized at a point in time when transactions are completed. Traditional Communications offerings consist primarily of minute-based, paid-voice services, with revenue recognized at a point in time as usage occurs.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
National Retail Solutions	$37,083	$30,362

BOSS Money	38,295	33,693
Other	4,434	3,377

Total Fintech	42,729	37,070

net2phone	23,454	21,620

IDT Digital Payments	107,081	105,119
BOSS Revolution	46,983	56,842
IDT Global	59,573	52,375
Other	5,849	6,178

Total Traditional Communications	219,486	220,514

Total	$322,752	$309,566

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2025
United States	$37,083	$41,085	$13,557	$161,815	$253,540
Outside the United States:
United Kingdom	—	—	—	44,074	44,074
Other	—	1,644	9,897	13,597	25,138

Total outside the United States	—	1,644	9,897	57,671	69,212

Total	$37,083	$42,729	$23,454	$219,486	$322,752

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended October 31, 2024
United States	$30,362	$35,889	$12,293	$165,221	$243,765
Outside the United States:
United Kingdom	—	—	—	47,957	47,957
Other	—	1,181	9,327	7,336	17,844

Total outside the United States	—	1,181	9,327	55,293	65,801

Total	$30,362	$37,070	$21,620	$220,514	$309,566

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of October 31, 2025. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending October 31:
2026	$10,033	$45,029	$55,062
2027	7,862	24,864	32,726
Thereafter	7,084	9,507	16,591

Total	$24,979	$79,400	$104,379

Accounts Receivable and Contract Balances

The timing of revenue recognition may differ from the time of billing to the Company’s customers. Trade accounts receivable in the Company’s condensed consolidated balance sheets represent unconditional rights to consideration. The Company would record a contract asset when revenue is recognized in advance of its right to bill and receive consideration. The Company has not currently identified any contract assets.

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for prepaid BOSS Revolution. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s condensed consolidated balance sheets as “Deferred revenue”.

The following table presents revenue recognized during the period from amounts included in the Company’s contract liability balance at the beginning of the period:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Revenue recognized	$11,540	$13,600

Receivables and contract balances from contracts with customers during the three months ended October 31, 2025 and 2024 were as follows:

(in thousands)	Account Receivables, net		Deferred Revenue
	2025	2024	2025	2024
Beginning of period	$44,932	$42,215	$27,726	$30,364
End of period	$42,562	$41,566	$28,627	$29,321

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

The Company’s deferred customer contract acquisition costs were as follows:

	October 31, 2025	July 31, 2025
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$6,781	$6,547
Deferred customer contract acquisition costs included in “Other assets”	4,881	4,789

Total	$11,662	$11,336

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Amortization	$1,395	$1,498

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Operating lease cost	$534	$601
Short-term lease cost	288	258

Total lease cost	$822	$859

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$263	$614

	October 31, 2025	July 31, 2025
Weighted-average remaining lease term-operating leases	2.6 years	2.7 years

Weighted-average discount rate-operating leases	5.6%	5.2%

In the three months ended October 31, 2025 and 2024, the Company obtained right-of-use assets of nil and $0.4 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	October 31, 2025	July 31, 2025
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$806	$842
Operating lease liabilities included in noncurrent liabilities	904	1,103

Total	$1,710	$1,945

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending October 31:
2026	$880
2027	558
2028	201
2029	189
2030	22
Thereafter	—

Total lease payments	1,850
Less imputed interest	(140)

Total operating lease liabilities	$1,710

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the condensed consolidated balance sheets that equals the total of the same amounts reported in the condensed consolidated statements of cash flows:

	October 31, 2025	July 31, 2025
	(in thousands)
Cash and cash equivalents	$189,273	$226,505
Restricted cash and cash equivalents	123,894	115,327

Total cash, cash equivalents, and restricted cash and cash equivalents	$313,167	$341,832

Restricted cash and cash equivalents included the following:

	October 31, 2025	July 31, 2025
	(in thousands)
IDT Financial Services (Gibraltar)	$104,956	$104,161
Disbursement payments VIE	18,750	11,000
Other	188	166

Total restricted cash and cash equivalents	$123,894	$115,327

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

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
October 31, 2025:
U.S. Treasury bills and notes	$15,876	$—	$(21)	$15,855
Government sponsored enterprise notes	6,218	2	(1)	6,219
Corporate bonds	3,263	5	(156)	3,112

Total	$25,357	$7	$(178)	$25,186

July 31, 2025:
U.S. Treasury bills and notes	$12,953	$—	$(27)	$12,926
Government sponsored enterprise notes	5,554	—	(4)	5,550
Corporate bonds	3,367	2	(196)	3,173

Total	$21,874	$2	$(227)	$21,649

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. As of October 31, 2025, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of October 31, 2025 and July 31, 2025, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $12.7 million and $9.9 million in the three months ended October 31, 2025 and 2024, respectively. There were no realized gains or realized losses from sales of debt securities in the three months ended October 31, 2025 and 2024.

The contractual maturities of the Company’s available-for-sale debt securities at October 31, 2025 were as follows:

Fair Value
(in thousands)
Within one year	$22,553
After one year through five years	2,312
After five years through ten years	310
After ten years	11

Total	$25,186

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2025:
U.S. Treasury bills and notes	$21	$15,505
Government sponsored enterprise notes	1	2,702
Corporate bonds	156	2,890

Total	$178	$21,097

July 31, 2025:
U.S. Treasury bills and notes	$27	$12,926
Government sponsored enterprise notes	4	5,550
Corporate bonds	196	2,976

Total	$227	$21,452

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
October 31, 2025:
U.S. Treasury bills and notes	$15	$333
Corporate bonds	156	2,822

Total	$171	$3,155

July 31, 2025:
U.S. Treasury bills and notes	$19	$329
Corporate bonds	195	2,967

Total	$214	$3,296

Note 7—Equity Investments

Equity investments consist of the following:

	October 31, 2025	July 31, 2025
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at October 31, 2025 and July 31, 2025	$107	$170
Rafael Holdings, Inc. Class B common stock, 446,932 shares at October 31, 2025 and July 31, 2025	608	755
Other marketable equity securities	134	146
Fixed income mutual funds	4,695	4,566

Current equity investments	$5,544	$5,637

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$381	$902
Convertible preferred stock—equity method investment	—	—
Hedge funds	3,044	3,031
Other	1,225	2,725

Noncurrent equity investments	$4,650	$6,658

Howard Jonas, the Chairman of the Company and the Chairman of the Company’s Board of Directors is also the Vice-Chairman of the Board of Directors of Zedge, Inc. (“Zedge”) and the Chairman of the Board of Directors, Executive Chairman, Chief Executive Officer and President of Rafael Holdings, Inc. (“Rafael”).

In June 2025, pursuant to a Rafael rights offering, the Company purchased 168,122 shares of Rafael Class B common stock for an aggregate of $0.2 million.

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$1,171	$964
Adjustment for observable transactions involving a similar investment from the same issuer	(521)	63

Balance, end of the period	$650	$1,027

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

Unrealized gains (losses) for all equity investments measured at fair value included the following:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(269)	$378
Plus: net loss recognized during the period on equity investment sold during the period	—	2

Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(269)	$380

The unrealized gains and losses for all equity investments measured at fair value in the table above included the following:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Unrealized (losses) gains recognized during the period on equity investments:

Rafael Class B common stock	$(147)	$100

Zedge Class B common stock	$(63)	$(23)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of a communications company (the equity method investee, or “EMI”). As of both October 31, 2025 and July 31, 2025, the Company’s ownership was 33.4% of the EMI’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of the EMI but does not have a controlling interest.

The Company determined that on the dates of the acquisitions of the EMI’s shares, there were differences between its investment in the EMI and its proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to the Company’s interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying condensed consolidated statements of income, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other expense, net” (see Note 17).

In the three months ended October 31, 2025, no additional shares of the EMI’s convertible preferred stock were purchased. In the three months ended October 31, 2024, each of the EMI’s shareholders, including the Company, purchased additional shares of the EMI’s convertible preferred stock.

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$(397)	$1,338
Purchase of convertible preferred stock	—	673
Equity in the net loss of investee	(64)	(438)
Amortization of equity method basis difference	(343)	(342)

Balance, end of period	$(804)	$1,231

In February 2025, the Company entered into a loan agreement with the EMI for providing the EMI with a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In February 2025, the Company loaned the EMI $0.5 million under the revolving credit facility. In May 2025, the Company loaned the EMI an additional $0.4 million for an aggregate of $1.9 million under the revolving credit facility.

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
October 31, 2025
Debt securities	$15,855	$9,331	$—	$25,186
Equity investments included in current assets	5,544	—	—	5,544
Equity investments included in noncurrent assets	—	—	381	381

Total	$21,399	$9,331	$381	$31,111

Acquisition consideration included in:
Other current liabilities	$—	$—	$(343)	$(343)
Other noncurrent liabilities	—	—	(267)	(267)

Total	$—	$—	$(610)	$(610)

July 31, 2025
Debt securities	$12,926	$8,723	$—	$21,649
Equity investments included in current assets	5,637	—	—	5,637
Equity investments included in noncurrent assets	—	2,500	902	3,402

Total	$18,563	$11,223	$902	$30,688

Acquisition consideration included in:
Other current liabilities	$—	$—	$—	$—
Other noncurrent liabilities	—	—	(610)	(610)

Total	$—	$—	$(610)	$(610)

(1)	– quoted prices in active markets for identical assets or liabilities

(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities

(3)	– no observable pricing inputs in the market

At October 31, 2025 and July 31, 2025, the Company had $3.0 million in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying condensed consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$902	$695
Total gain (loss) included in “Other expense, net”	(521)	63

Balance, end of period	$381	$758

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Balance, beginning of period	$610	$906
Payments	—	—
Total gain included in “Foreign currency translation adjustment”	—	—

Balance, end of period	$610	$906

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At October 31, 2025 and July 31, 2025, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At October 31, 2025 and July 31, 2025, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

The Company is the primary beneficiary of the Disbursement Payments VIE. The Company consolidates the Disbursement Payments VIE because it has the power to direct the activities of the VIE that most significantly impact its economic performance and has the obligation to absorb losses of and the right to receive benefits from the Disbursement Payments VIE that could potentially be significant to it. The Company does not currently own any interest in the Disbursement Payments VIE and thus the net income incurred by the Disbursement Payments VIE was attributed to noncontrolling interests in the accompanying condensed consolidated statements of income.

The Disbursement Payments VIE’s net income and aggregate funding provided by the Company were as follows:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Net income of the VIE	$343	$338

Aggregate funding provided by the Company, net	$132	$55

The Disbursement Payments VIE’s summarized condensed consolidated balance sheet amounts are as follows:

	October 31, 2025	July 31, 2025
	(in thousands)
Assets:
Cash and equivalents	$3,515	$3,116
Restricted cash	18,750	11,000
Trade accounts receivable, net	567	244
Disbursement prefunding	3,246	1,400
Prepaid expenses	611	431
Other current assets	197	224
Property, plant, and equipment, net	205	204
Other intangibles, net	394	432

Total assets	$27,485	$17,051

Liabilities and noncontrolling interests:
Trade accounts payable	$79	$27
Accrued expenses	419	159
Customer funds deposits	20,343	10,701
Due to the Company	861	729
Accumulated other comprehensive income	63	58
Noncontrolling interests	5,720	5,377

Total liabilities and noncontrolling interests	$27,485	$17,051

The Disbursement Payments VIE’s assets may only be used to settle the Disbursement Payments VIE’s obligations and may not be used for other consolidated entities. The Disbursement Payments VIE’s liabilities are non-recourse to the general credit of the Company’s other consolidated entities.

Note 10—Other Operating Income, Net

The following table summarizes the other operating income, net by business segment:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(524)	$—
Corporate—Straight Path Communications Inc. class action insurance claims	1,237	—
Corporate—NRS legal fees	(176)	—
Telecom - other	52

Total	$589	$—

Straight Path Communications Inc. Class Action

As disclosed in Note 16, the Company and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which the Company answered. Oral argument was held on October 22, 2025 and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against the Company and found that Plaintiff and the class suffered no damages.

Note 11—Revolving Credit Facility

IDT Telecom, Inc. (“IDT Telecom”), a subsidiary of the Company, maintains a $25.0 million revolving credit facility with TD Bank, N.A. maturing on May 16, 2026. The revolving credit facility is secured by primarily all of IDT Telecom’s assets and bears interest at the secured overnight financing rate (“SOFR”) plus a margin of 125-175 basis points, depending on leverage. At October 31, 2025 and July 31, 2025, there were no amounts outstanding under this facility. During the three months ended October 31, 2025 and 2024, IDT Telecom borrowed and repaid $12.7 million and $14.2 million, respectively. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of October 31, 2025 and July 31, 2025, IDT Telecom was in compliance with all of the covenants.

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

The shares of NRS’ Class B common stock sold to Alta Fox have been classified as mezzanine equity in the accompanying condensed consolidated balance sheets because they may be redeemed at the option of Alta Fox, although the shares are not mandatorily redeemable. The carrying amount of the shares includes the noncontrolling interest in the net income of NRS. The net income attributable to the mezzanine equity’s noncontrolling interest during the periods were as follows:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$184	$138

Note 13—Equity

Dividend Payments

In the three months ended October 31, 2025 and 2024, the Company paid a cash dividend of $0.06 and $0.05 per share, respectively, on the Company’s Class A and Class B common stock. In the three months ended October 31, 2025 and 2024, the Company paid aggregate cash dividends of $1.5 million and $1.3 million, respectively.

On December 2, 2025, The Company’s Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.06 per share payable on or about December 23, 2025 to stockholders of record as of the close of business on December 15, 2025.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2025, the Company repurchased 158,424 shares of its Class B common stock for an aggregate purchase price of $7.6 million. In the three months ended October 31, 2024, the Company repurchased 37,714 shares of its Class B common stock for an aggregate purchase price of $1.3 million. At October 31, 2025, 4.0 million shares remained available for repurchase under the stock repurchase program.

Shares Withheld for Employee Taxes

In the three months ended October 31, 2025 and 2024, the Company withheld nil and 24,290 shares, valued at nil and $1.1 million, respectively, of the Company’s Class B common stock from employees to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and the lapsing of restrictions on restricted stock. The value of the shares is based on the fair market value as of the close of business on the trading day immediately prior to the vesting date. These shares are not repurchased under the Company’s share repurchase program.

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

2025 Equity Growth Program

On September 18, 2025, the Company granted 109,975 DSUs to certain of its executive officers and other employees under the 2025 Equity Growth Program (under its 2024 Equity Incentive Plan). The DSU’s which convert into Class B common stock upon vesting, are scheduled to vest in three substantially equal installments in February 2026, 2027, and 2028, subject to continued service. The number of shares issuable on each vesting date will vary based on the market price of Class B common stock relative to the grant price, ranging from 50% to 267%, and up to 400% for certain executive officers. Grantees may elect to defer vesting to the next scheduled vesting date for some or all DSU’s. The Company estimated that the fair value of the DSUs on the date of grant was $13.3 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2028. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $120.70. At October 31, 2025, there was $11.9 million of total unrecognized compensation cost related to non-vested DSUs.

NRS Restricted Common Stock

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock representing 1.2% of its outstanding capital stock on a fully diluted basis were granted to certain NRS employees. The restrictions on the shares will lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026, and June 1, 2027. The estimated fair value of the restricted shares on the grant date was $3.3 million, which is recognized over the vesting period. At October 31, 2025, unrecognized compensation cost related to NRS’ non-vested Class B common stock was $1.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Basic weighted-average number of shares	25,183	25,204
Effect of dilutive securities:
Stock options	—	—
Non-vested restricted Class B common stock	10	159

Diluted weighted-average number of shares	25,193	25,363

There were no shares excluded from the calculation of diluted earnings per share in the three months ended October 31, 2025 and 2024.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive income (loss) were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2025	$(225)	$(16,344)	$(16,569)
Other comprehensive income attributable to IDT Corporation	54	247	301

Balance, October 31, 2025	$(171)	$(16,097)	$(16,268)

Note 16—Commitments and Contingencies

Legal Proceedings

As disclosed in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, the Company and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which the Company answered. Oral argument was held on October 22, 2025 and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against the Company and found that Plaintiff and the class suffered no damages.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At October 31, 2025 and July 31, 2025, the Company’s accrued expenses included $18.7 million and $21.1 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At October 31, 2025, the Company had purchase commitments of $13.3 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At October 31, 2025 and July 31, 2025, the Company had aggregate performance bonds outstanding of $33.8 million and $33.8 million, respectively.

Note 17—Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended October 31,
	2025	2024
	(in thousands)
Foreign currency transaction gains (losses)	$113	$135
Equity in net loss of investee	(406)	(780)
Gains (losses) on investments	(257)	378
Other	83	(16)

Total	$(467)	$(283)

Note 18—Income Taxes

The Company’s income tax expense in the three months ended October 31, 2025 was based on an effective tax rate of 25.1% compared to 25.4% for fiscal 2025. The change in the estimated effective tax rate was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Note 19—Recently Issued Accounting Standards Not Yet Adopted

In September 2025, the FASB issued ASU 2025-06 – Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which simplifies the capitalization guidance by removing the requirement to allocate costs to defined development stages and relocate guidance for website development costs into Subtopic 350-40. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments in this Update permit an entity to apply the new guidance using a prospective, retrospective, or modified transition approach. The Company is currently in the process of evaluating the effects of this pronouncement on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended July 31, 2025 as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in our 2025 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including our 2025 Form 10-K.

Recently Issued Accounting Standards Not Yet Adopted

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

As of October 31, 2025, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 81.6% of the outstanding shares of National Retail Solutions, or NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.1% of the equity of net2phone 2.0 and 79.5% of the equity of NRS.

Explanation of Performance Metrics

Our results of operations discussion include the following performance metrics:

●	for NRS, active point-of-sale, or POS, terminals, payment processing accounts, recurring revenue, and monthly average recurring revenue per terminal;

●	for the BOSS Money business within the Fintech segment: digital and retail transactions, digital and retail revenue, average BOSS Money revenue per transaction, and send volume;

●	for net2phone, seats and subscription revenue; and

●	for Traditional Communications, minutes of use.

NRS uses four key metrics to measure the size of its customer base, including two that are non-GAAP measures: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that have not been fully installed by the end of the month. Payment processing accounts are accounts that can generate revenue. It excludes accounts that have been approved but not activated. In addition to the foregoing, NRS uses recurring revenue as a performance metric, which consist of NRS’ revenue in accordance with U.S. GAAP, excluding its revenue from POS terminal sales and monthly average recurring revenue per terminal.

For BOSS Money’s remittance business within the Fintech segment, we track transaction volumes as a key performance metric because they reflect customer engagement and underlying demand for our remittance services. Transaction volumes generally correlate with revenue, as each completed transaction generates a fee that varies by method of funding and payout destination.

net2phone’s UNITE (UCaaS), uContact (CCaaS) and Coach offerings are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone AI is priced according to interaction credits, a usage-based criterion. net2phone’s subscription revenue is its revenue in accordance with U.S. GAAP excluding its equipment revenue and revenue generated by a legacy SIP trunking offering in Brazil.

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

Three Months Ended October 31, 2025 Compared to Three Months Ended October 31, 2024

National Retail Solutions Segment

NRS, which represented 11.5% and 9.8% of our total revenues in the three months ended October 31, 2025 and 2024, respectively, is an operator of a POS network operating in the U.S. and Canada that provides independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform also provides marketers with digital out-of-home advertising and transaction data.

	Three months ended October 31,		Change
	2025	2024	$/#	%
	(in millions)
Revenues:
Recurring	$35.3	$28.9	$6.4	22.1%
Other	1.8	1.5	0.3	20.0

Total revenues	37.1	30.4	6.7	22.0
Direct cost of revenues	(3.6)	(2.8)	(0.8)	29.3

Gross profit	33.5	27.6	5.9	21.3
Selling, general and administrative	(21.9)	(19.0)	(2.9)	15.1
Technology and development	(2.7)	(2.0)	(0.7)	32.8

Income from operations	$8.9	$6.6	$2.3	35.2%

Gross margin percentage	90.2%	91.0%	(0.8)%

	October 31,		Change
	2025	2024	#	%
	(in thousands)
Active POS terminals	37.9	33.1	4.8	14.5%
Payment processing accounts	27.3	22.7	4.6	20.3%

Revenues. Revenues increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. This increase was driven primarily by continued growth of $6.3 million in recurring revenue, reflecting the expansion of NRS’ retailer network, increased penetration of payment processing services, and increased software revenue per terminal as retailers increasingly adopted premium software as a service (SaaS) features and functionalities.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. The increase was driven primarily by higher direct costs associated with NRS’ operations, including increased costs related to POS terminal sales and merchant services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. The increase was primarily driven by increases in personnel-related costs and other operating expenses supporting NRS’ continued growth. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 59.0% from 62.6% in the three months ended October 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. The increase was primarily driven by general ongoing business investments to develop premium software services provided through the NRS platform, and in other development and operations supporting our business platforms.

Fintech Segment

Fintech, which represented 13.2% and 12.0% of our total revenues in the three months ended October 31, 2025 and 2024, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity(“VIE”), that processes disbursement payments, which we refer to as the Disbursement Payments VIE, (iii)IDT Financial Services Limited, or IDT Financial Services, a Gibraltar-based bank and (iv) IDT Services Limited (“IDTS”), a Malta-based electronic money institution.

	Three months ended October 31,		Change
	2025	2024	$/#	%
	(in millions)
Revenues:
BOSS Money	$38.3	$33.7	$4.6	13.6%
Other	4.4	3.4	1.0	29.4

Total revenues	42.7	37.1	5.6	15.1
Direct cost of revenues	(17.2)	(15.5)	(1.7)	10.9

Gross profit	25.5	21.6	3.9	18.1
Selling, general and administrative	(16.7)	(16.1)	(0.6)	3.5
Technology and development	(2.5)	(2.3)	(0.2)	7.7

Income (loss) from operations	$6.4	$3.2	$3.2	98.7%

Gross margin percentage	59.7%	58.2%	1.5%

Revenues. Revenues from BOSS Money increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. This increase was primarily driven by higher digital transaction volume of 6.6 million, from 5.4 million, initiated on the BOSS Money and BOSS Revolution Calling apps. BOSS Money continued to benefit from cross-marketing to BOSS Revolution and IDT Digital Payments.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025 primarily due to an increase in BOSS Money’s direct cost of revenues. However, gross profit margin increased as BOSS Money’s recent growth enabled it to negotiate volume-based reductions in certain per transaction costs including fees paid to disbursement agents.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. The modest increase primarily reflected higher debit and credit card processing charges, and other operating costs associated with growth in BOSS Money’s app and digital transaction activity. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense decreased to 39.0% from 43.3% in the three months ended October 31, 2025 and 2024, respectively. The decrease reflects, in part, the efficiencies derived from BOSS Money’s ongoing integration of AI and machine learning in its workflows to enhance customer service and to prevent potential chargebacks, among other priorities.

Technology and Development. Technology and development expense increased slightly in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. The increase primarily reflected higher depreciation and amortization expense, partially offset by lower employee compensation and other development-related costs.

net2phone Segment

The net2phone segment, which represented 7.3% and 7.0% of our total revenues in the three months ended October 31, 2025 and 2024, respectively, is comprised of net2phone’s communications and workflow solutions including its UCaaS net2phone AI and Coach solutions.

	Three months ended October 31,		Change
	2025	2024	$/#	%
	(in millions)
Revenues:
Subscription	$23.0	$21.0	$2.0	9.5%
Other	0.4	0.6	(0.2)	(33.3)

Total revenues	23.4	21.6	1.8	8.3
Direct cost of revenues	(4.7)	(4.5)	(0.2)	4.8

Gross profit	18.7	17.1	1.6	9.3
Selling, general and administrative	(13.8)	(13.1)	(0.7)	5.0
Technology and development	(3.0)	(3.0)	—	1.0

Income (loss) from operations	$1.9	$1.0	$.9	88.7%

Gross margin percentage	79.8%	79.0%	0.8%

	October 31,		Change
	2025	2024	#	%
	(in thousands)
Seats served	432	406	26	6.4%

Revenues. net2phone’s revenues increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025 primarily due to sales in its UCaaS and CCaas services revenue, reflecting an increase in seats served during the period.

Direct Cost of Revenues. Direct cost of revenues increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025 primarily due to higher revenues, net2phone’s continued focus on mid-sized businesses, multi-channel strategies, and localized offerings supported revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. This increase was primarily driven by higher sales commissions and depreciation and amortization, partially offset by decreases in marketing, consulting and bad debt expenses. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 58.6% from 60.8% in the three months ended October 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense for the current quarter remained flat compared to the comparable period in fiscal 2025. While certain costs, including employee compensation, software licenses and maintenance, cloud services, and depreciation and amortization increased, these were largely offset by disciplined cost management and the timing of project-related expenditures, resulting in overall flat expenses for the period.

Traditional Communications Segment

The Traditional Communications segment, which represented 68.0% and 71.2% of our total revenues in the three months ended October 31, 2025 and 2024, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Traditional Communications’ most significant revenue streams are from IDT Digital Payments, BOSS Revolution, and IDT Global. IDT Digital Payments and BOSS Revolution are sold directly to consumers and through the BOSS Money and BOSS Revolution apps as well as through distributors and retailers. We receive payments for BOSS Revolution and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended October 31,		Change
	2025	2024	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$107.1	$105.1	$2.0	1.9%
BOSS Revolution	47.0	56.8	(9.8)	(17.3)
IDT Global	59.6	52.4	7.2	13.7
Other	5.8	6.2	(0.4)	(6.5)

Total revenues	219.5	220.5	(1.0)	(0.5)
Direct cost of revenues	(179.0)	(179.2)	0.2	(0.1)

Gross profit	40.5	41.3	(0.8)	(2.0)
Selling, general and administrative	(19.0)	(19.9)	0.9	(4.3)
Technology and development	(5.5)	(5.5)	—	—
Severance	(0.1)	(0.2)	0.1	50.0
Other segment items	(0.1)	—	(0.1)	—

Income from operations	$15.8	$15.7	$0.1	0.4%

Gross margin percentage	18.4%	18.8%	(0.4)%

Minutes of use:
BOSS Revolution	269	364	(95.0)	(26.1)%
IDT Global	1,553	1,437	116	8.1%

Revenues. Revenues for the Traditional Communications segment decreased slightly in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. This decrease was driven primarily by BOSS Revolution, reflecting industry-wide trends, including the proliferation of unlimited calling plans and over-the-top voice and messaging services. This decrease was partially offset by an increase in revenue in IDT Digital Payments and IDT Global. Revenues from Other offerings decreased slightly.

Direct Cost of Revenues. Direct cost of revenues decreased slightly in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025, primarily due to decreased minutes of use and associated costs in BOSS Revolution.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. The decrease was primarily due to lower sales commissions and debit and credit processing charges, partially offset by higher bad debt expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 8.7% from 9.1% in the three months ended October 31, 2025 and 2024, respectively.

Technology and Development. Technology and development expense remained flat in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. Modest increases in certain operating costs were offset by decreases in employee compensation, cloud services, and depreciation and amortization expense, resulting in overall flat expenses for the period.

Corporate

	Three months ended October 31,		Change
	2025	2024	$	%
	(in millions)
General and administrative	$(2.7)	$(2.9)	$0.2	(7.1)%
Other operating income, net	0.5	—	0.5	—

Loss from operations	$(2.2)	$(2.9)	$0.7	(25.6)%

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

General and Administrative. Corporate general and administrative expense decreased in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025. This decrease primarily reflects lower employee-related costs and reduced overhead expenses during the quarter. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.8% and 0.9% in the three months ended October 31, 2025 and 2024. respectively.

Other Operating Income, net. Other operating income in the three months ended October 31, 2025 consists primarily of insurance proceeds in excess of related legal fees. Management views these proceeds and charges as non-core and related to occasional corporate-level expenses that are not expected to recur regularly.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $2.0 million and $0.9 million in the three months ended October 31, 2025 and 2024, respectively. The increase primarily reflects the expense recognized during the period related to DSU’s granted to executive officers and employees under the Company’s long-term incentive programs. As of October 31, 2025, there was $11.9 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in February 2028.

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was on June 1, 2024, and the others are June 1, 2026 and June 1, 2027. As of October 31, 2025, unrecognized compensation cost related to NRS’ non-vested Class B common stock was an aggregate of $1.1 million. The unrecognized compensation cost is expected to be recognized over the remaining vesting period that ends in fiscal 2027.

As of October 31, 2025, there was an aggregate of $12.5 million in unrecognized compensation cost related to non-vested stock options, DSUs, and restricted stock, which is expected to be recognized over the remaining vesting periods that end in fiscal 2028.

	Three months ended October 31,		Change
	2025	2024	$	%
	(in millions)
Income from operations	$30.9	$23.6	$7.3	30.8%
Interest income, net	1.7	1.5	0.2	13.9
Other expense, net	(0.5)	(0.3)	(0.2)	(65.0)
Provision for income taxes	(8.1)	(6.3)	(1.8)	(28.1)

Net income	24.0	18.5	5.5	29.7
Net income attributable to noncontrolling interests	(1.7)	(1.3)	(0.4)	(33.4)

Net income attributable to IDT Corporation	$22.3	$17.2	$5.1	29.4%

Other Expense, net. Other expense, net consists of the following:

	Three months ended October 31,
	2025	2024
	(in millions)
Foreign currency transaction gains (losses)	$0.1	$0.1
Equity in the net loss of investee	(0.4)	(0.8)
Gains (losses) on investments	(0.3)	0.4
Other	0.1	—

Total	$(0.5)	$(0.3)

We have an investment in shares of convertible preferred stock of a communications company (the equity method investee, or EMI). As of both October 31, 2025 and 2024, our ownership was 33.4% respectively of the EMI’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of the EMI but do not have a controlling interest. We determined that on the dates of the acquisitions of the EMI’s shares, there were differences between our investment in the EMI and our proportional interest in the equity of the EMI of an aggregate of $8.2 million, which represented the share of the EMI’s customer list on the dates of the acquisitions attributed to our interest in the EMI. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025 was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three months ended October 31, 2025 compared to the comparable period in fiscal 2025 was primarily due to increases in net income attributable to the noncontrolling interests in NRS and the VIE.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we expect our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on October 31, 2025 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending October 31, 2026.

At October 31, 2025, we had cash, cash equivalents, debt securities, and current equity investments of $220.0 million and working capital (current assets in excess of current liabilities) of $245.1 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at October 31, 2025:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$13.3	$3.8	$8.5	$1.0	$—
Connectivity obligations under service agreements	1.5	1.2	0.3	—	—
Operating leases including short-term leases	0.6	0.5	0.1	—	—

Total (1)	$15.4	$5.5	$8.9	$1.0	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $33.7 million in performance bonds, and up to $3.0 million for potential contingent consideration payments related to a business acquisition, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Three months ended October 31,
	2025	2024
	(in millions)
Cash flows provided by (used in):
Operating activities	$(10.1)	$0.2
Investing activities	(9.2)	(8.7)
Financing activities	(9.2)	(3.7)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(0.2)	—

(Decrease) increase in cash, cash equivalents, and restricted cash and cash equivalents	$(28.7)	$(12.2)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments. During the three months ended October 31, 2025, net cash used in operating activities was $10.1 million, which includes the impact of settlement assets and disbursements prefunding and customer fund deposits.

Settlement assets and disbursements prefunding increased $18.5 million and $38.9 million, respectively, during the three months ended October 31, 2025. The increase in settlement assets reflects a higher level of funds provided by customers for pending money-remittances at BOSS Money and for pending purchases of goods and services on IDT Digital Payments’ prepaid platform. The increase in disbursement prefunding reflects higher levels of funds pre-paid to disbursement partners to fulfill expected customer remittance obligations at BOSS Money, and higher levels of pre-payments made to providers of goods and services to fulfill expected customer purchases of goods and services obligations at IDT Digital Payments.

Each week, IDT prefunds BOSS Money disbursement partners for remittances expected during the upcoming weekend. As a result, Friday is typically the day with the lowest cash balance after prefunding disbursements for the upcoming weekend. Wednesday is typically the day with the highest cash balances after collecting cash from retailers for remittances originated during the preceding weekend but before prefunding disbursements for the upcoming weekend. This weekly cycle constitutes a significant use of the Company’s working capital, and, as such, the day of the week on which the quarter ends can have significant impacts on working capital levels.

Customer fund deposits increased $10.2 million during the three months ended October 31, 2025, reflecting balances held on behalf of customers across our prepaid, digital payments, and disbursements programs. These balances are supported by restricted cash and cash equivalents held by IDT Financial Services and our Disbursement Payments VIE.

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

As discussed in Note 16 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which we answered. Oral argument was held on October 22, 2025 and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against us and found that Plaintiff and the class suffered no damages.

As of July 31, 2025, we fully utilized our remaining U.S. federal net operating loss carryforwards and, as a result, starting with fiscal 2026 we have become subject to U.S. federal income tax. We anticipate, based on current tax rates, that our federal cash taxes liability will approximate 21% of our estimated full-year pretax income.

Investing Activities

During the three months ended October 31, 2025, we deployed $5.3 million for capital expenditures. We currently anticipate that total capital expenditures in the twelve-month period ending October 31, 2026 will be $20 million to $22 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In February 2025, we entered into a loan agreement with the EMI for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans will incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In February 2025, the Company loaned the EMI $0.5 million under the revolving credit facility. In May 2025, the Company loaned the EMI an additional $0.4 million for an aggregate of $1.9 million under the revolving credit facility. In both the three months ended October 31, 2025 and 2024, each of the EMI’s shareholders, including us, purchased additional shares of the EMI’s convertible preferred stock.

For the three months ended October 31, 2025, purchases of debt securities and equity investments were $16.1 million and proceeds from maturities and sales of debt securities and redemptions of equity investments were $12.7 million.

Financing Activities

In the three months ended October 31, 2025, we paid a cash dividend of $0.06 per share on our Class A and Class B common stock. In the three months ended October 31, 2025, we paid aggregate cash dividends of $1.5 million.

On December 2, 2025, our Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.06 per share payable on or about December 23, 2025 to stockholders of record as of the close of business on December 15, 2025.

IDT Telecom, Inc. (“IDT Telecom”), a subsidiary of the Company, maintains a $25.0 million revolving credit facility with TD Bank, N.A. maturing on May 16, 2026. The revolving credit facility is secured by primarily all of IDT Telecom’s assets and bears interest at the secured overnight financing rate (“SOFR”) plus a margin of 125-175 basis points, depending on leverage. At October 31, 2025 and July 31, 2025, there were no amounts outstanding under this facility. During the three months ended October 31, 2025 and 2024, IDT Telecom borrowed and repaid $12.7 million and $14.2 million, respectively.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the three months ended October 31, 2025, we repurchased 158,424 shares of our Class B common stock for an aggregate purchase price of $7.6 million. In the three months ended October 31, 2024, we repurchased 37,714 shares of our Class B common stock for an aggregate purchase price of $1.3 million. At October 31, 2025, 4.0 million shares remained available for repurchase under the stock repurchase program.

In the three months ended October 31, 2025 and 2024, the Company withheld nil and 24,290 shares, valued at nil and $1.1 million, respectively, of the Company’s Class B common stock from employees to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”)and the lapsing of restrictions on restricted stock. The value of the shares is based on the fair market value as of the close of business on the trading day immediately prior to the vesting date. These shares are not repurchased under the Company’s share repurchase program.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 21% of our consolidated revenues in both the three months ended October 31, 2025 and 2024, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At October 31, 2025 and July 31, 2025, the value of our debt and equity security holdings was an aggregate of $35.4 million and $33.9 million, respectively, which represented 5% and 5% of our total assets at October 31, 2025 and July 31, 2025, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2025.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A. Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A – Risk Factors” are our Annual Report on Form 10-K for the fiscal year ended July 31, 2025, as supplemented by the information set forth below:

An emerging component of our growth strategy involves the adoption, integration, and effective utilization of AI technologies across our products, services, and internal operations, which introduces significant and evolving risks.

We currently incorporate AI into certain existing and planned products, as well as our internal operations. For example, some of our marketing, customer service and anti-fraud efforts are currently enhanced by AI. Further, our internal technology development efforts are utilizing AI in expanding ways, and other internal operational functions are beginning to use AI to improve effectiveness and efficiency. Achieving consistent, secure, and compliant AI adoption across departments—including Product & Engineering, Marketing, Trust & Safety, Customer Support, Finance, and Legal/Compliance—requires ongoing investment in training, governance, and change management. Failure by any function to adopt or appropriately use these tools or failure to monitor and control the results of the adoption of the tools could reduce profitability, productivity, impair product quality, or cause compliance or security issues.

AI technologies are complex, resource-intensive, and rapidly evolving. Market demand and acceptance of AI-driven customer-facing offerings, such as n2p AI Agent and n2p Coach AI, remain uncertain, and our product development efforts may not achieve widespread adoption or may be outpaced by competitors. Competitors with greater financial, technical, data, or distribution resources may gain an advantage in attracting and retaining AI talent and in acquiring training data and compute capacity, which could impair our ability to maintain competitive AI capabilities. If our AI solutions, or those of others in our industry, draw controversy due to their perceived or actual societal impact—such as generating biased, harmful, or misleading content—we may experience brand or reputational harm, competitive harm, or legal liability, which could slow user adoption of our products.

The use of AI also raises ethical, reputational, and legal concerns. AI-based or AI-enhanced systems can generate or amplify content that is inaccurate, misleading, biased, discriminatory, harmful, or otherwise controversial, or be misused by third parties. If our AI tools produce, or are perceived to produce, such outputs, or if we fail to implement adequate human oversight, testing, and safeguards (including data governance, evaluation, and post-deployment monitoring), our brand and competitive standing could be harmed and we could face complaints, investigations, or litigation. Potential litigation or government regulation related to AI may increase the burden and cost of research and development, further subjecting us to reputational harm, competitive harm, or legal liability. Failure to address perceived or actual technical, legal, compliance, privacy, security, or ethical issues could undermine public confidence in AI, slowing customer adoption of our AI-driven products and services.

Laws and regulations focused on the development, use, and provision of AI technologies and other digital products and services are proliferating in many jurisdictions around the world. Staying compliant with evolving laws, regulations, and industry standards pertaining to AI may impose significant operational costs and constrain our ability to develop, deploy, or employ AI technologies profitably or at all. Failing to adapt appropriately to this evolving regulatory environment could result in legal liability, regulatory actions, monetary penalties and damage to our brand and reputation.

Operationally, AI models depend on the quality, provenance, and security of data and on reliable third-party infrastructure. Inadequate, outdated, biased, or compromised datasets can produce flawed outputs and “model drift.” Our reliance on third-party models, APIs, datasets, and cloud providers exposes us to outages, cost volatility, performance degradation, or changes in licensing or acceptable-use terms, which could disrupt our operations if these services become unavailable or are no longer offered on commercially reasonable terms.

Integrating AI introduces new cybersecurity risks, including prompt-injection, data exfiltration, model poisoning, and supply-chain vulnerabilities, as well as the risk that employees inadvertently input confidential or personal data into external systems.

Intellectual property ownership surrounding AI technologies has not been fully addressed by U.S. or foreign courts or federal, state or foreign laws, nor by international legal frameworks. Our ongoing development and use of generative AI tools may result in copyright infringement claims, disputes over ownership and licensing, and potential patent infringement claims, among other things. These legal challenges could be costly to defend against, leading to substantial financial obligations and reputational damage. The evolving regulatory environment and uncertain legal precedents in this field further increase our exposure to litigation risks, which could materially affect our business, financial condition, and results of operations.

Additionally, laws and regulations focused on the development and use of AI are proliferating globally and continue to evolve (for example, comprehensive AI frameworks in the EU and emerging federal and state guidance in the United States). Compliance may require significant documentation, transparency and record-keeping, risk assessments, model governance, content provenance or watermarking, impact assessments, vendor oversight, and restrictions on certain use cases. Noncompliance could result in investigations, fines, injunctions, remediation obligations, or other sanctions. Cross-border data transfer rules, sanctions, and export controls may affect access to datasets, models, or compute resources in some jurisdictions.

Further, our use of generative AI in aspects of our platforms may present risks and challenges that could increase as AI solutions become more prevalent. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. These deficiencies and other failures of AI systems could have negative impacts on our users’ experience and subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Contractual indemnities from vendors may be unavailable or insufficient. We may also face claims related to privacy (including the processing of personal or biometric information), publicity rights, deceptive practices, or content moderation failures. Defending such claims can be costly and time-consuming, could require changes to our products or processes, and could harm our reputation and financial results.

Finally, AI-related development and inference can increase energy consumption and costs, and investor or regulatory focus on sustainability may impose additional constraints. If we fail to implement robust AI governance, align employee practices with our policies, maintain sufficient human oversight, and continuously evaluate and improve our systems, the risks described above could materially and adversely affect our business, financial condition, results of operations, and reputation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the first quarter of fiscal 2026:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
August 1–31, 2025	—	$—	—	4,181,963
September 1–30, 2025	—	$—	—	4,181,963
October 1–31, 2025	158,424	$48.00	158,424	4,023,539

Total	158,424	$48.00	158,424

(1)	Total number of shares purchased includes shares of our Class B common stock that were purchased under our repurchase program, as well as shares of our Class B common stock that were withheld to satisfy employee tax withholding obligations.

(2)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

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

IDT CORPORATION

December 10, 2025	By:	/s/ SHMUEL JONAS
Shmuel Jonas
Chief Executive Officer

December 10, 2025	By:	/s/ MARCELO FISCHER
Marcelo Fischer
Chief Financial Officer

