Form 10-Q
period 2026-01-31
IDT CORP
filed 2026-03-12
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒

As of March 4, 2026, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,501,904 shares outstanding (excluding 5,061,369 treasury shares)

IDT CORPORATION

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2026	July 31, 2025
	(Unaudited)	(Note 1)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$210,183	$226,505
Restricted cash and cash equivalents	126,745	115,327
Debt securities	25,607	21,649
Equity investments	10,388	5,637
Trade accounts receivable, net of allowance for credit losses of $10,190 at January 31, 2026 and $9,097 at July 31, 2025	42,717	44,932
Settlement assets, net of reserve of $1,799 at January 31, 2026 and $1,367 at July 31, 2025	69,315	28,014
Disbursement prefunding	45,598	37,097
Prepaid expenses	11,588	12,440
Other current assets	30,659	28,702
Total current assets	572,800	520,303
Property, plant, and equipment, net	40,865	38,869
Goodwill	26,639	26,488
Other intangibles, net	4,476	5,056
Equity investments	5,179	6,658
Operating lease right-of-use assets	1,455	1,878
Deferred income tax assets, net	18,678	18,790
Other assets	8,199	8,161
Total assets	$678,291	$626,203

Liabilities, redeemable noncontrolling interest, and equity
Current liabilities:
Trade accounts payable	$16,648	$19,435
Accrued expenses	90,030	97,295
Deferred revenue	27,022	27,726
Customer funds deposits	128,105	114,708
Settlement liabilities	18,547	13,922
Other current liabilities	28,059	19,910
Total current liabilities	308,411	$292,996
Operating lease liabilities	753	1,103
Other liabilities	923	1,688
Total liabilities	310,087	295,787
Commitments and contingencies
Redeemable noncontrolling interest	11,854	11,459
Equity:
IDT Corporation stockholders’ equity:
Preferred stock, $.01 par value; authorized shares—10,000; no shares issued	—	—
Class A common stock, $.01 par value; authorized shares—35,000; 3,272 shares issued and 1,574 shares outstanding at January 31, 2026 and July 31, 2025	33	33
Class B common stock, $.01 par value; authorized shares—200,000; 28,537 and 28,528 shares issued and 23,357 and 23,656 shares outstanding at January 31, 2026 and July 31, 2025, respectively	285	285
Additional paid-in capital	315,053	308,111
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 5,179 and 4,872 shares of Class B common stock at January 31, 2026 and July 31, 2025, respectively	(158,892)	(143,853)
Accumulated other comprehensive loss	(14,156)	(16,569)
Retained earnings	197,416	157,124
Total IDT Corporation stockholders’ equity	339,739	305,131
Noncontrolling interests	16,611	13,826
Total equity	356,350	318,957
Total liabilities, redeemable noncontrolling interest, and equity	$678,291	$626,203

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands, except per share data)

Revenues	$320,516	$303,349	$643,268	$612,915
Direct cost of revenues	199,239	191,239	403,812	393,178

Gross profit	121,277	112,110	239,456	219,737
Operating expenses:
Selling, general and administrative (i)	78,846	70,721	152,853	141,772
Technology and development (i)	14,123	12,612	27,754	25,372
Severance	227	233	431	410
Other operating expense, net (see Note 10)	836	227	247	227
Total operating expenses	94,032	83,793	181,285	167,781
Income from operations	27,245	28,317	58,171	51,956
Interest income, net	1,640	1,354	3,348	2,782
Other income (expense), net	186	207	(281)	(76)
Income before income taxes	29,071	29,878	61,238	54,662
Provision for income taxes	(6,247)	(7,665)	(14,318)	(13,967)
Net income	22,824	22,213	46,920	40,695
Net income attributable to noncontrolling interests	(1,876)	(1,944)	(3,610)	(3,178)
Net income attributable to IDT Corporation	$20,948	$20,269	$43,310	$37,517

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.84	$0.81	$1.72	$1.49
Diluted	$0.84	$0.80	$1.72	$1.48

Weighted-average number of shares used in calculation of earnings per share:
Basic	25,048	25,161	25,115	25,182
Diluted	25,055	25,324	25,124	25,343

(i) Stock-based compensation included in total operating expenses	$4,348	$863	$6,362	$1,774

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Net income	$22,824	$22,213	$46,920	$40,695
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	31	16	85	72
Foreign currency translation adjustments	2,081	94	2,328	(1,529)
Other comprehensive income (loss)	2,112	110	2,413	(1,457)
Comprehensive income	24,936	22,323	49,333	39,238
Comprehensive income attributable to noncontrolling interests	(1,876)	(1,944)	(3,610)	(3,178)
Comprehensive income attributable to IDT Corporation	$23,060	$20,379	$45,723	$36,060

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (Unaudited)

	Three Months Ended January 31, 2026 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2025	$33	$285	$310,126	$(151,457)	$(16,268)	$177,972	$15,326	$336,017
Dividends declared ($0.06 per share)	—	—	—	—	—	(1,504)	—	(1,504)
Repurchases of Class B common stock through repurchase program	—	—	—	(7,435)	—	—	—	(7,435)
Stock options exercised	—	—	200	—	—	—	—	200
Stock-based compensation	—	—	4,347	—	—	—	—	4,347
Exchange of NRS shares for IDT DSUs	—	—	380	—	—	—	(380)	—
Other comprehensive income	—	—	—	—	2,112	—	—	2,112
Net income	—	—	—	—	—	20,948	1,665	22,613
BALANCE AT JANUARY 31, 2026	$33	$285	$315,053	$(158,892)	$(14,156)	$197,416	$16,611	$356,350

	Six Months Ended January 31, 2026 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2025	$33	$285	$308,111	$(143,853)	$(16,569)	$157,124	$13,826	$318,957
Dividends declared ($0.12 per share)	—	—	—	—	—	(3,018)	—	(3,018)
Repurchases of Class B common stock through repurchase program	—	—	—	(15,039)	—	—	—	(15,039)
Stock options exercised	—	—	200	—	—	—	—	200
Stock-based compensation	—	—	6,362	—	—	—	—	6,362
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Exchange of NRS shares for IDT DSUs	—	—	380	—	—	—	(380)	—
Other comprehensive income	—	—	—	—	2,413	—	—	2,413
Net income	—	—	—	—	—	43,310	3,215	46,525
BALANCE AT JANUARY 31, 2026	$33	$285	$315,053	$(158,892)	$(14,156)	$197,416	$16,611	$356,350

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Continued

(Unaudited)

	Three Months Ended January 31, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT OCTOBER 31, 2024	$33	$282	$305,918	$(128,512)	$(19,709)	$102,568	$10,568	$271,148
Dividends declared ($0.05 per share)	—	—	—	—	—	(1,264)	—	(1,264)
Repurchases of Class B common stock through repurchase program	—	—	—	(8,534)	—	—	—	(8,534)
Restricted Class B common stock withheld for employee taxes	—	—	—	(429)	—	—	—	(429)
Stock-based compensation	—	—	863	—	—	—	—	863
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive income	—	—	—	—	110	—	—	110
Net income	—	—	—	—	—	20,269	1,755	22,024
BALANCE AT JANUARY 31, 2025	$33	$282	$306,781	$(137,475)	$(19,599)	$121,573	$12,273	$283,868

	Six Months Ended January 31, 2025 (in thousands)
	IDT Corporation Stockholders
	Class A Common Stock	Class B Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Equity
BALANCE AT JULY 31, 2024	$33	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655
Dividends declared ($0.10 per share)	—	—	—	—	—	(2,524)	—	(2,524)
Repurchases of Class B common stock through repurchase program	—	—	—	(9,873)	—	—	—	(9,873)
Restricted Class B common stock withheld for employee taxes	—	—	—	(1,522)	—	—	—	(1,522)
Stock issued to an executive officer for bonus payment	—	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	—	1,447	—	—	—	—	1,447
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive loss	—	—	—	—	(1,457)	—	—	(1,457)
Net income	—	—	—	—	—	37,517	2,851	40,368
BALANCE AT JANUARY 31, 2025	$33	$282	$306,781	$(137,475)	$(19,599)	$121,573	$12,273	$283,868

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended January 31,
	2026	2025
	(in thousands)
Operating activities
Net income	$46,920	$40,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,698	10,490
Deferred income taxes	85	12,674
Provision for credit losses and reserve for settlement assets	2,372	2,472
Stock-based compensation	6,361	1,774
Other	1,971	1,077
Changes in assets and liabilities:
Trade accounts receivable	761	(4,271)
Prepaid expenses, other current assets, and other assets	961	311
Settlement assets and disbursement prefunding	(50,261)	(47,262)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	68	(11,844)
Customer funds deposits	9,587	15,701
Deferred revenue	(1,343)	(1,500)
Net cash provided by operating activities	28,180	20,317
Investing activities
Capital expenditures	(11,969)	(10,100)
Purchase of equity investments	(500)	—
Purchase of convertible preferred stock in equity method investment	—	(673)
Purchases of debt and equity securities	(26,319)	(15,997)
Proceeds from maturities and sales of debt and equity securities	17,354	16,751
Net cash used in investing activities	(21,434)	(10,019)
Financing activities
Dividends paid	(3,018)	(2,524)
Distributions to noncontrolling interests	(50)	(50)
Proceeds from borrowings under revolving credit facility	15,987	24,534
Repayment of borrowings under revolving credit facility	(15,987)	(24,534)
Proceeds from borrowings	125	—
Repayment of borrowings	(100)	—
Proceeds from exercise of stock options	200	—
Repurchases of Class B common stock	(15,039)	(11,395)
Net cash used in financing activities	(17,882)	(13,969)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	6,232	(4,079)
Net decrease in cash, cash equivalents, and restricted cash and cash equivalents	(4,904)	(7,750)
Cash, cash equivalents, and restricted cash and cash equivalents at beginning of period	341,832	255,456
Cash, cash equivalents, and restricted cash and cash equivalents at end of period	$336,928	$247,706

Supplemental Cash Flow Information

Cash paid during the period for:
Income taxes	$7,000	$—

Non-Cash Financing Activities
Shares of the Company’s Class B common stock issued to an executive officer for bonus payment	$—	$1,824
Value of the Company’s DSUs exchanged for National Retail Solutions shares	$3,547	$—

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended January 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2026. The balance sheet at July 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2026 refers to the fiscal year ending July 31, 2026).

As of January 31, 2026, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 82.3% of the outstanding shares of National Retail Solutions (“NRS”). On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, the Company would own 90.0% of the equity of net2phone 2.0 and 80.2% of the equity of NRS.

Reclassifications

During the six months ended January 31, 2026, the Company reclassified certain prepaid expenses to trade accounts receivable. Accordingly, in the condensed consolidated balance sheet at July 31, 2025, $2.1 million previously reported within “Prepaid expenses” was reclassified to “Trade accounts receivable,” and in the condensed consolidated statements of cash flows for the six months ended January 31, 2025, $0.7 million of cash reported within “Prepaid expenses, other current assets, and other assets” was reclassified to “Trade accounts receivable”.

During the six months ended January 31, 2026, the Company reclassified in the condensed consolidated statement of cash flows settlement assets and prefunding disbursements, which were previously included together with Prepaid expenses, other current assets, and other assets. In the condensed consolidated statements of cash flows for the six months ended January 31, 2025, cash provided by “Settlement assets and disbursement prefunding” of $47.3 million, was reclassified to be presented as a separate line item.

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

The adoption of this update will be applied on a prospective basis and will require the Company to expand its income tax disclosures beginning with its Annual Report on Form 10-K for fiscal year ending July 31, 2026, which includes further disaggregation of the income tax expense into federal, state, and foreign categories, enhanced detail in the effective tax rate reconciliation, and disclosure of income taxes paid by significant jurisdictions.

In July 2025, the FASB issued ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets for Private Companies and Certain Not-for-Profit Entities (PCC), which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendments are effective for annual and interim reporting periods beginning on August 1, 2026. The practical expedient in ASU 2025-05 allows the Company to simplify estimating expected credit losses for current accounts receivable and contract assets by assuming that current conditions as of the balance sheet date will not change over the asset’s remaining life. This aims to reduce the complexity and cost of developing forecasts for these assets under the CECL model for ASC 606-related transactions. This amendment does not have an impact on the Company’s current estimation process. The Company early adopted this practical expedient during the six months ended January 31, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended January 31, 2026
Revenues	$39,338	$41,185	$23,895	$216,098	$—	$320,516
Direct cost of revenues	(3,056)	(16,225)	(4,605)	(175,353)	—	(199,239)
Selling, general and administrative expense	(23,507)	(18,214)	(13,949)	(20,343)	(2,833)	(78,846)
Technology and development expense	(2,548)	(2,667)	(3,074)	(5,833)	(1)	(14,123)
Other segment items	(12)	—	(102)	(285)	(664)	(1,063)
Income (loss) from operations	$10,215	$4,079	$2,165	$14,284	$(3,498)	$27,245

Depreciation and amortization	$1,187	$759	$1,670	$1,776	$1	$5,393

Capital expenditures	$1,714	$1,052	$1,739	$1,643	$—	$6,148

Three Months Ended January 31, 2025
Revenues	$32,976	$36,839	$21,488	$212,046	$—	$303,349
Direct cost of revenues	(2,708)	(15,140)	(4,475)	(168,916)	—	(191,239)
Selling, general and administrative expense	(18,990)	(16,291)	(12,951)	(19,440)	(3,049)	(70,721)
Technology and development expense	(2,151)	(2,309)	(2,770)	(5,357)	(25)	(12,612)
Other segment items	—	(2)	(188)	(264)	(6)	(460)
Income (loss) from operations	$9,127	$3,097	$1,104	$18,069	$(3,080)	$28,317

Depreciation and amortization	$995	$758	$1,575	$1,905	$16	$5,249

Capital expenditures	$934	$820	$1,824	$1,245	$—	$4,823

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Corporate	Total
Six Months Ended January 31, 2026
Revenues	$76,421	$83,914	$47,349	$435,584	$—	$643,268
Direct cost of revenues	(6,677)	(33,418)	(9,323)	(354,394)	—	(403,812)
Selling, general and administrative expense	(45,372)	(34,877)	(27,699)	(39,379)	(5,526)	(152,853)
Technology and development expense	(5,203)	(5,143)	(6,105)	(11,302)	(1)	(27,754)
Other segment items	(45)	(11)	(116)	(380)	(126)	(678)
Income (loss) from operations	$19,124	$10,465	$4,106	$30,129	$(5,653)	$58,171

Depreciation and amortization	$2,235	$1,502	$3,317	$3,551	$3	$10,698

Capital expenditures	$3,342	$1,867	$3,516	$3,204	$40	$11,969

Six Months Ended January 31, 2025
Revenues	$63,338	$73,909	$43,108	$432,560	$—	$612,915
Direct cost of revenues	(5,433)	(30,643)	(9,019)	(348,083)	—	(393,178)
Selling, general and administrative expense	(38,007)	(32,346)	(26,094)	(39,417)	(5,908)	(141,772)
Technology and development expense	(4,150)	(4,587)	(5,723)	(10,865)	(47)	(25,372)
Other segment items	(8)	—	(169)	(455)	(5)	(637)
Income (loss) from operations	$15,740	$6,333	$2,103	$33,740	$(5,960)	$51,956

Depreciation and amortization	$1,955	$1,492	$3,133	$3,877	$33	$10,490

Capital expenditures	$2,167	$1,880	$3,445	$2,608	$—	$10,100

Note 3—Revenue Recognition

The Company earns revenue from contracts with customers primarily through the provision of retail telecommunications and payment offerings, as well as wholesale international voice and SMS termination services. NRS and net2phone are technology-driven, synergistic businesses that leverage the Company’s core assets. NRS generates revenue primarily from point-of-sale terminal sales, payment processing, software subscriptions, advertising, and data services, which are generally recognized at a point in time when control of the goods or services transfers, except for subscription services that are recognized over time. net2phone earns revenue primarily from cloud-based communications, unified communications as a service (“UCaaS”), and contact center as a service (“CCaaS”) solution, which are recognized over time as services are provided. BOSS Money and IDT Digital Payments revenues are recognized at a point in time when transactions are completed. Traditional Communications offerings consist primarily of minute-based, paid-voice services, with revenue recognized at a point in time as usage occurs.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
National Retail Solutions	$39,338	$32,976	$76,421	$63,338
BOSS Money	36,264	33,505	74,559	67,198
Other	4,921	3,334	9,355	6,711
Total Fintech	41,185	36,839	83,914	73,909
net2phone	23,895	21,488	47,349	43,108
IDT Digital Payments	104,358	101,594	211,439	206,712
BOSS Revolution	45,738	53,307	92,721	110,150
IDT Global	60,210	51,281	119,783	103,657
Other	5,792	5,864	11,641	12,041
Total Traditional Communications	216,098	212,046	435,584	432,560
Total	$320,516	$303,349	$643,268	$612,915

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2026
United States	$39,338	$39,682	$13,728	$156,779	$249,527
Outside the United States:
United Kingdom	—	—	—	44,808	44,808
Other	—	1,503	10,167	14,511	26,181
Total outside the United States	—	1,503	10,167	59,319	70,989
Total	$39,338	$41,185	$23,895	$216,098	$320,516

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Three Months Ended January 31, 2025
United States	$32,976	$35,620	$12,483	$158,953	$240,032
Outside the United States:
United Kingdom	—	—	—	45,789	45,789
Other	—	1,219	9,005	7,304	17,528
Total outside the United States	—	1,219	9,005	53,093	63,317
Total	$32,976	$36,839	$21,488	$212,046	$303,349

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2026
United States	$76,421	$80,767	$27,285	$318,594	$503,067
Outside the United States:
United Kingdom	—	—	—	88,882	88,882
Other	—	3,147	20,064	28,108	51,319
Total outside the United States	—	3,147	20,064	116,990	140,201
Total	$76,421	$83,914	$47,349	$435,584	$643,268

(in thousands)	National Retail Solutions	Fintech	net2phone	Traditional Communications	Total
Six Months Ended January 31, 2025
United States	$63,338	$71,509	$24,776	$324,174	$483,797
Outside the United States:
United Kingdom	—	—	—	93,746	93,746
Other	—	2,400	18,332	14,640	35,372
Total outside the United States	—	2,400	18,332	108,386	129,118
Total	$63,338	$73,909	$43,108	$432,560	$612,915

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of January 31, 2026. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	National Retail Solutions	net2phone	Total
Twelve-month period ending January 31:
2027	$8,611	$43,027	$51,638
2028	6,322	23,799	30,121
Thereafter	4,129	8,464	12,593
Total	$19,062	$75,290	$94,352

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

The following table presents revenue recognized during the period from amounts included in the Company’s contract liability balance at the beginning of the period:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Revenue recognized	$11,378	$12,936	$13,294	$17,123

Receivables and contract balances from contracts with customers during the six months ended January 31, 2026 and 2025 were as follows:

(in thousands)	Account Receivables, net		Deferred Revenue
	2026	2025	2026	2025
Beginning of period	$44,932	$42,215	$27,726	$30,364
End of period	$42,717	$45,127	$27,022	$28,384

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

The Company’s deferred customer contract acquisition costs were as follows:

	January 31, 2026	July 31, 2025
	(in thousands)
Deferred customer contract acquisition costs included in “Other current assets”	$7,027	$6,547
Deferred customer contract acquisition costs included in “Other assets”	4,869	4,789
Total	$11,896	$11,336

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Amortization of deferred customer contract acquisition costs	$1,377	$1,435	$2,772	$2,933

Note 4—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms from less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$546	$590	$1,080	$1,191
Short-term lease cost	230	249	231	506
Total lease cost	$776	$839	$1,311	$1,697

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$249	$613	$514	$1,227

	January 31, 2026	July 31, 2025
Weighted-average remaining lease term-operating leases	2.4 years	2.7 years
Weighted-average discount rate-operating leases	5.7%	5.2%

In the six months ended January 31, 2026 and 2025, the Company obtained right-of-use assets of $0.1 million and $0.4 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

	January 31, 2026	July 31, 2025
	(in thousands)
Operating lease liabilities included in “Other current liabilities”	$881	$842
Operating lease liabilities included in noncurrent liabilities	753	1,103
Total	$1,634	$1,945

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending January 31,:
2027	$909
2028	490
2029	197
2030	164
2031	—
Thereafter	—
Total lease payments	1,760
Less imputed interest	(126)
Total operating lease liabilities	$1,634

Note 5—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the condensed consolidated balance sheets that equal the total of the same amounts reported in the condensed consolidated statements of cash flows:

	January 31, 2026	July 31, 2025
	(in thousands)
Cash and cash equivalents	$210,183	$226,505
Restricted cash and cash equivalents	126,745	115,327
Total cash, cash equivalents, and restricted cash and cash equivalents	$336,928	$341,832

Restricted cash and cash equivalents included the following:

	January 31, 2026	July 31, 2025
	(in thousands)
IDT Financial Services (Gibraltar)	$111,420	$104,161
Disbursement payments VIE	15,145	11,000
Other	180	166
Total restricted cash and cash equivalents	$126,745	$115,327

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

Note 6—Debt Securities

The following is a summary of available-for-sale debt securities:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(in thousands)
January 31, 2026:
U.S. Treasury bills and notes	$16,369	$1	$(14)	$16,356
Government sponsored enterprise notes	6,259	1	—	6,260
Corporate bonds	3,119	5	(133)	2,991
Total	$25,747	$7	$(147)	$25,607
July 31, 2025:
U.S. Treasury bills and notes	$12,953	$—	$(27)	$12,926
Government sponsored enterprise notes	5,554	—	(4)	5,550
Corporate bonds	3,367	2	(196)	3,173
Total	$21,874	$2	$(227)	$21,649

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. As of January 31, 2026, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of January 31, 2026 and July 31, 2025, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $17.4 million and $16.8 million in the six months ended January 31, 2026 and 2025, respectively. There were no realized gains or realized losses from sales of debt securities in the six months ended January 31, 2026 and 2025.

The contractual maturities of the Company’s available-for-sale debt securities at January 31, 2026 were as follows:

Fair Value
(in thousands)
Within one year	$23,108
After one year through five years	2,177
After five years through ten years	312
After ten years	10
Total	$25,607

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2026:
U.S. Treasury bills and notes	$14	$16,356
Government sponsored enterprise notes	—	6,259
Corporate bonds	133	2,992
Total	$147	$25,607
July 31, 2025:
U.S. Treasury bills and notes	$27	$12,926
Government sponsored enterprise notes	4	5,550
Corporate bonds	196	2,976
Total	$227	$21,452

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

	Unrealized Losses	Fair Value
	(in thousands)
January 31, 2026:
U.S. Treasury bills and notes	$11	$335
Corporate bonds	132	2,668
Total	$143	$3,003
July 31, 2025:
U.S. Treasury bills and notes	$19	$329
Corporate bonds	195	2,967
Total	$214	$3,296

Note 7—Equity Investments

Equity investments consist of the following:

	January 31, 2026	July 31, 2025
	(in thousands)
Zedge, Inc. Class B common stock, 42,282 shares at January 31, 2026 and July 31, 2025	$131	$170
Rafael Holdings, Inc. Class B common stock, 446,932 shares at January 31, 2026 and July 31, 2025	518	755
Other marketable equity securities	5,024	146
Fixed income mutual funds	4,715	4,566
Current equity investments	$10,388	$5,637

Visa Inc. Series C Convertible Participating Preferred Stock (“Visa Series C Preferred”)	$338	$902
Convertible preferred stock—equity method investment	1	—
Hedge funds	3,116	3,031
Other	1,724	2,725
Noncurrent equity investments	$5,179	$6,658

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$650	$1,027	$1,171	$964
Adjustment for observable transactions involving a similar investment from the same issuer	(45)	134	(566)	197
Upward adjustment	—	—	—	—
Purchase	500	—	500	—
Redemption	—	—	—	—
Impairments	—	—	—	—
Balance, end of the period	$1,105	$1,161	$1,105	$1,161

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

In January 2026, the Company acquired an equity interest in a privately-owned Israeli company, for total consideration of $1.0 million, consisting of $500,000 paid at closing and an additional $500,000 payable upon the successful launch of the investee’s mobile application. The investment is accounted for under the measurement alternative in accordance with ASC 321 Investments—Equity Securities, because the investment does not have a readily determinable fair value and the Company does not have significant influence over the investee.

Unrealized (losses) gains for all equity investments measured at fair value included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Net (losses) gains recognized during the period on equity investments	$(180)	$396	$(437)	$774
Less: net gains recognized during the period on equity investments sold during the period	—	—	—	—
Unrealized (losses) gains recognized during the period on equity investments still held at the reporting date	$(180)	$396	$(437)	$774

The unrealized (losses) gains and for all equity investments measured at fair value in the table above included the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Unrealized (losses) gains recognized during the period on equity investments:
Rafael Class B common stock	$(90)	$58	$(237)	$158
Zedge Class B common stock	$25	$(15)	$(38)	$(38)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of MarketSpark, Inc., a communications company (“MarketSpark”). As of both January 31, 2026 and July 31, 2025, the Company’s ownership was 33.4% of MarketSpark’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of MarketSpark but does not have a controlling interest.

The Company determined that on the dates of the acquisitions of MarketSpark’s shares, there were differences between its investment in MarketSpark and its proportional interest in the equity of MarketSpark of an aggregate of $8.2 million, which represented the share of MarketSpark’s customer list on the dates of the acquisitions attributed to the Company’s interest in MarketSpark. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying condensed consolidated statements of income, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other income (expense), net” (see Note 17).

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$(804)	$1,231	$(397)	$1,338
Purchase of convertible preferred stock	—	—	—	673
Equity in the net loss of investee	(81)	(137)	(145)	(574)
Amortization of equity method basis difference	(341)	(342)	(684)	(685)
Balance, end of the period	$(1,226)	$752	$(1,226)	$752

In February 2025, the Company entered into a loan agreement with MarketSpark to provide a revolving credit facility with an aggregate principal amount of up to $2.0 million. Borrowings under the facility bear interest at 12% per annum payable semiannually, and are due and payable in February 2027. In February 2025, the Company loaned MarketSpark $0.5 million under the revolving credit facility. In May 2025, June 2025 and July 2025, the Company loaned MarketSpark an additional aggregate amount of $1.4 million. As of January 31, 2026, $1.9 million of principal was outstanding under the revolving credit facility.

Because the Company has committed to provide up to $2.0 million in funding to MarketSpark under the revolving credit facility described above, the Company continues to recognize its share of MarketSpark’s losses even after the carrying value of its investment has been reduced to zero, up to the amount of its funding commitment.

Note 8—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	Level 1 (1)	Level 2 (2)	Level 3 (3)	Total
	(in thousands)
January 31, 2026
Debt securities	$16,356	$9,251	$—	$25,607
Equity investments included in current assets	10,388	—	—	10,388
Equity investments included in noncurrent assets	—	—	338	338
Total	$26,744	$9,251	$338	$36,333

Acquisition consideration included in:
Other current liabilities	$—	$—	$(343)	$(343)
Other noncurrent liabilities	—	—	(267)	(267)
Total	$—	$—	$(610)	$(610)

July 31, 2025
Debt securities	$12,926	$8,723	$—	$21,649
Equity investments included in current assets	5,637	—	—	5,637
Equity investments included in noncurrent assets	—	2,500	902	3,402
Total	$18,563	$11,223	$902	$30,688

Acquisition consideration included in:
Other current liabilities	$—	$—	$—	$—
Other noncurrent liabilities	—	—	(610)	(610)
Total	$—	$—	$(610)	$(610)

(1)	– quoted prices in active markets for identical assets or liabilities
(2)	– observable inputs other than quoted prices in active markets for identical assets and liabilities
(3)	– no observable pricing inputs in the market

At January 31, 2026 and July 31, 2025, the Company had $3.1 million and $3.0 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying condensed consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$381	$758	$902	$695
Total gains included in “Other income (expense), net”	(43)	134	(564)	197
Balance, end of period	$338	$892	$338	$892

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$—	$—	$—	$—

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Balance, beginning of period	$610	$906	$610	$906
Payments	—	—	—	—
Total (gains) losses included in:
“Other operating expense (income), net”	—	—	—	—
“Foreign currency translation adjustment”	—	—	—	—
Balance, end of period	$610	$906	$610	$906

Change in unrealized gains or losses for the period included in earnings for liabilities held at the end of the period	$—	$—	$—	$—

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At January 31, 2026 and July 31, 2025, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At January 31, 2026 and July 31, 2025, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 9—Variable Interest Entity

The Company is the primary beneficiary of the Disbursement Payments VIE. The Company consolidates the Disbursement Payments VIE because it has the power to direct the activities of the VIE that most significantly impact its economic performance, and has the obligation to absorb losses of, and the right to receive benefits from, the Disbursement Payments VIE that could potentially be significant to it. The Company does not currently own any equity interest in the Disbursement Payments VIE and thus the net income incurred by the Disbursement Payments VIE was attributed to noncontrolling interests in the accompanying condensed consolidated statements of income.

The Disbursement Payments VIE’s net income and aggregate funding provided by the Company were as follows:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Net income of the VIE	$213	$12	$556	$350

Aggregate funding provided by the Company, net	$142	$204	$274	$259

The VIE’s summarized consolidated balance sheet amounts are as follows:

	January 31, 2026	July 31, 2025
	(in thousands)
Assets:
Cash and equivalents	$3,165	$3,116
Restricted cash	15,145	11,000
Trade accounts receivable, net	527	244
Disbursement prefunding	2,714	1,400
Prepaid expenses	663	431
Other current assets	204	224
Property, plant, and equipment, net	368	204
Other intangibles, net	356	432
Total assets	$23,142	$17,051

Liabilities and noncontrolling interests:
Trade accounts payable	$130	$27
Accrued expenses	528	159
Customer funds deposits	15,525	10,701
Due to the Company	1,003	729
Accumulated other comprehensive income	23	58
Noncontrolling interests	5,933	5,377
Total liabilities and noncontrolling interests	$23,142	$17,051

The Disbursement Payments VIE’s assets may only be used to settle the Disbursement Payments VIE’s obligations and may not be used for other consolidated entities. The Disbursement Payments VIE’s liabilities are non-recourse to the general credit of the Company’s or its other consolidated entities.

Note 10—Other Operating Expense, Net

The following table summarizes the other operating expense, net by business segment:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Corporate—Straight Path Communications Inc. class action legal fees	$(663)	$(6)	$(1,187)	$(6)
Corporate—Straight Path Communications Inc. class action insurance claims	—	—	1,237	—
Corporate—NRS legal fees	—	—	(176)	—
net2phone—write-off of equipment	(144)	(188)	(144)	(188)
Traditional Communications—other	(29)	(33)	(23)	(33)
Total other operating expense, net	$(836)	$(227)	$(247)	$(227)

Straight Path Communications Inc. Class Action

As disclosed in Note 16, the Company and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which the Company answered. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against the Company and found that Plaintiff and the class suffered no damages.

Note 11—Revolving Credit Facility

IDT Telecom, Inc. (“IDT Telecom”), a subsidiary of the Company, maintains a $25.0 million revolving credit facility with TD Bank, N.A. maturing on May 16, 2026. The revolving credit facility is secured by primarily all of IDT Telecom’s assets and bears interest at the secured overnight financing rate (“SOFR”) plus a margin of 125-175 basis points, depending on leverage. At January 31, 2026 and July 31, 2025, there were no amounts outstanding under this facility. During the six months ended January 31, 2026 and 2025, IDT Telecom borrowed and repaid $16.0 million and $24.5 million, respectively. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of January 31, 2026 and July 31, 2025, IDT Telecom was in compliance with all of the covenants.

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

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Net income of NRS attributable to the mezzanine equity’s noncontrolling interest	$211	$189	$395	$327

Note 13—Equity

Dividend Payments

In the six months ended January 31, 2026 and 2025, the Company paid aggregate cash dividends of $0.12 and $0.10 per share, respectively, on the Company’s Class A and Class B common stock. In the six months ended January 31, 2026 and 2025, the Company paid aggregate cash dividends of $3.0 million and $2.5 million, respectively.

On March 9, 2026, the Company’s Board of Directors declared a cash dividend on its Class A and Class B common stock of $0.07 per share payable on or about March 31, 2026 to stockholders of record as of the close of business on March 19, 2026.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2026, the Company repurchased 307,533 shares of its Class B common stock for an aggregate purchase price of $15.0 million. In the six months ended January 31, 2025, the Company repurchased 217,052 shares of its Class B common stock for an aggregate purchase price of $9.9 million. At January 31, 2026, 3.9 million shares remained available for repurchase under the stock repurchase program.

Shares Withheld for Employee Taxes

In the six months ended January 31, 2026 and 2025, the Company withheld nil and 32,022 shares, valued at nil and $1.5 million, respectively, of the Company’s Class B common stock from employees to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and the lapsing of restrictions on restricted stock. The value of the shares is based on the fair market value as of the close of business on the trading day immediately prior to the vesting date. These shares are not repurchased under the Company’s share repurchase program.

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, DSUs, and restricted stock. At July 31, 2025, the Company had 250,000 shares of Class B common stock reserved for the grant of awards under the 2024 Equity Incentive Plan, and 23,934 shares were available for future grants. In September 2025, the Company’s Board of Director’s approved an amendment to the Company’s 2024 Equity Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares, which was approved by the Company’s stockholders at its annual meeting in December 2025.

2025 Equity Growth Program

On September 18, 2025, the Company granted 109,975 DSUs to certain of its executive officers, employees, and consultants under the 2025 Equity Growth Program (under its 2024 Equity Incentive Plan). The DSUs which convert into Class B common stock upon vesting, vest in three substantially equal installments, the first was in February 2026, and the others are February 2027, and February 2028, subject to continued service. In February 2026, which represented the first vesting date under the program, the Company issued 26,681 shares of its Class B common stock based on vestings and elections made by grantees. To satisfy statutory tax withholding obligations, the Company withheld 9,673 shares and remitted cash to the tax authorities in lieu of delivering those shares, recording the withheld shares as treasury stock. The number of shares issuable on each vesting date vary based on the market price of Class B common stock relative to the grant price, ranging from 50% to 267%, and up to 400% for certain executive officers. Grantees may elect to defer vesting to the next scheduled vesting date for some or all DSUs. The Company estimated that the fair value of the DSUs on the date of grant was $13.3 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2028. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $120.70. At January 31, 2026, there was $9.6 million of total unrecognized compensation cost related to non-vested DSUs.

NRS Restricted Common Stock

Effective as of June 30, 2022, restricted shares of NRS’ Class B common stock representing 1.2% of its outstanding capital stock on a fully diluted basis were granted to certain NRS employees. The restrictions on the shares lapse in three installments, the first was in June 2024, and the others were scheduled to vest in June 2026, and June 2027 (see “Exchange of NRS Restricted Common Stock for IDT DSUs” below). The estimated fair value of the restricted shares on the grant date was $3.3 million, which is recognized over the vesting period.

Exchange of NRS Restricted Common Stock for IDT DSUs

On January 21, 2026, the Company’s Compensation Committee approved, by Unanimous Written Consent, the exchange of the remaining unvested portion of the aforementioned NRS Restricted Common Stock, representing approximately 0.71% of NRS on a fully diluted basis and 0.73% on an as issued and outstanding basis, held by certain employees for an aggregate of 72,182 DSUs of the Company. The DSUs are subject to the same terms and conditions as DSUs previously issued under the Company’s 2025 Equity Growth Program and vest in three substantially equal tranches, the first of which was in February 2026, and the others of which are in February 2027, and February 2028.

The transaction was accounted for as a modification under ASC 718, Compensation—Stock Compensation. The fair value of the DSUs granted was estimated at approximately $4.2 million, resulting in incremental compensation cost of approximately $0.6 million.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Basic weighted-average number of shares	25,048	25,161	25,115	25,182
Effect of dilutive securities:
Stock options	1	—	4	—
Non-vested restricted Class B common stock	6	163	5	161
Diluted weighted-average number of shares	25,055	25,324	25,124	25,343

There were no shares excluded from the calculation of diluted earnings per share in the three and six months ended January 31, 2026 and 2025.

Note 15—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

	Unrealized Loss on Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
	(in thousands)
Balance, July 31, 2025	$(225)	$(16,344)	$(16,569)
Other comprehensive income attributable to IDT Corporation	85	2,328	2,413
Balance, January 31, 2026	$(140)	$(14,016)	$(14,156)

Note 16—Commitments and Contingencies

Legal Proceedings

As disclosed in the 2025 Form 10-K, the Company and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against the Company, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which the Company answered. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against the Company and found that Plaintiff and the class suffered no damages.

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

Regulatory Fees Audit

The Company’s 2017 FCC Form 499-A, which reported its calendar year 2016 revenue, was audited by the Universal Service Administrative Company (“USAC”). The USAC’s final decision imposed a $2.9 million charge on the Company for the Federal Telecommunications Relay Service (“TRS”) Fund. The Company has appealed the USAC’s final decision to the FCC and does not intend to remit payment for the TRS Fund fees unless and until a negative decision on its appeal has been issued. The Company has made certain changes to its filing policies and procedures for years that remain potentially under audit. At January 31, 2026 and July 31, 2025, the Company’s accrued expenses included $18.2 million and $21.1 million, respectively, for FCC-related regulatory fees for the year covered by the audit, as well as prior and subsequent years.

Purchase Commitments

At January 31, 2026, the Company had purchase commitments of $12.6 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At January 31, 2026 and July 31, 2025, the Company had aggregate performance bonds outstanding of $24.6 million and $33.8 million, respectively.

Note 17—Other Income (Expense), Net

Other income (expense), net consists of the following:

	Three Months Ended January 31,		Six Months Ended January 31,
	2026	2025	2026	2025
	(in thousands)
Foreign currency transaction gains	$682	$284	$795	$419
Equity in net loss of investee	(424)	(479)	(830)	(1,259)
(Losses) gains on investments, net	(180)	396	(437)	774
Other	108	6	191	(10)
Total other income (expense), net	$186	$207	$(281)	$(76)

Note 18—Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) was mainly due to differences in the amount of taxable income earned in the various taxing jurisdictions. For the six months ended January 31, 2026, the Company’s effective tax rate was 23.4% compared to 25.6% for fiscal 2025.

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

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Form 10-K as filed with the U.S. Securities and Exchange Commission (or SEC).

As used below, unless the context otherwise requires, the terms “the Company,” “IDT,” “we,” “us,” and “our” refer to IDT Corporation, a Delaware corporation, its predecessor, International Discount Telecommunications, Corp., a New York corporation, and their subsidiaries, collectively.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including statements that contain the words “believes,” “anticipates,” “expects,” “plans,” “intends,” and similar words and phrases. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the results projected in any forward-looking statement. In addition to the factors specifically noted in the forward-looking statements, other important factors, risks, and uncertainties that could result in those differences include, but are not limited to, those discussed under Item 1A to Part I “Risk Factors” in the 2025 Form 10-K. The forward-looking statements are made as of the date of this report and we assume no obligation to update the forward-looking statements, or to update the reasons why actual results could differ from those projected in the forward-looking statements. Investors should consult all of the information set forth in this report and the other information set forth from time to time in our reports filed with the SEC pursuant to the Securities Act of 1933 and the Securities Exchange Act of 1934, including the 2025 Form 10-K.

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

As of January 31, 2026, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 82.3% of the outstanding shares of National Retail Solutions, or NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 90.0% of the equity of net2phone 2.0 and 80.2% of the equity of NRS.

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

net2phone’s UNITE (UCaaS), uContact (CCaaS) and Coach (a contact center performance optimization tool) offerings are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone AI is priced according to interaction credits, a usage-based criterion. net2phone’s subscription revenue is its revenue in accordance with U.S. GAAP excluding its equipment revenue and revenue generated by a legacy SIP trunking offering in Brazil.

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

Three and Six Months Ended January 31, 2026 Compared to Three and Six Months Ended January 31, 2025

National Retail Solutions Segment

NRS, which represented 12.3% and 10.9% of our total revenues in the three months ended January 31, 2026 and 2025, respectively, and 11.9% and 10.3% of our total revenues in the six months ended January 31, 2026 and 2025, respectively, operates a POS network in the U.S. and Canada that provides independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform also provides marketers with digital out-of-home advertising and transaction data.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2026	2025	$/#	%	2026	2025	$/#	%
	(in millions)
Revenues:
Recurring	$37.5	$31.6	$5.9	18.7%	$72.7	$60.5	$12.2	20.2%
Other	1.9	1.4	0.5	35.7	3.7	2.8	0.9	32.1
Total revenues	39.4	33.0	6.4	19.4	76.4	63.3	13.1	20.7
Direct cost of revenues	(3.1)	(2.7)	(0.4)	13.2	(6.7)	(5.4)	(1.3)	23.6
Gross profit	36.3	30.3	6.0	19.9	69.7	57.9	11.8	20.4
Selling, general and administrative	(23.5)	(19.0)	(4.5)	23.7	(45.4)	(38.0)	(7.4)	19.4
Technology and development	(2.5)	(2.2)	(0.3)	15.8	(5.2)	(4.2)	1.0	23.9
Income from operations	$10.3	$9.1	$1.2	12.9%	$19.1	$15.7	$3.4	21.7%

Gross margin percentage	92.2%	91.8%	0.4%		91.3%	91.4%	(0.1)%

	January 31,		Change
	2026	2025	#	%
	(in thousands)
Active POS terminals	38.9	34.8	4.1	12%
Payment processing accounts	28.1	23.9	4.2	18%

Revenues. Revenues increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were driven primarily by continued growth in recurring revenue, reflecting the expansion of NRS’ retailer network, increased penetration of payment processing services, and increased software revenue per terminal as retailers increasingly adopted premium software as a service (SaaS) features and functionalities.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were driven primarily by higher direct costs associated with NRS’ operations and increased sales, including increased costs related to POS terminal sales and merchant services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were primarily driven by increases in personnel-related costs and other operating expenses supporting NRS’ continued growth. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense increased to 59.7% from 57.6% in the three months ended January 31, 2026 and 2025, and decreased to 59.4% from 60.0% in the six months ended January 31, 2026 and 2025, respectively

Technology and Development. Technology and development expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were primarily driven by general ongoing business investments to develop premium software services provided through the NRS platform, and in other development and operations supporting our business platforms.

Fintech Segment

Fintech, which represented 12.8% and 12.1% of our total revenues in the three months ended January 31, 2026 and 2025, respectively, and 13.0% and 12.1% of our total revenues in the six months ended January 31, 2026 and 2025, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; and (ii) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”), that processes disbursement payments, which we refer to as the Disbursement Payments VIE, (iii) IDT Financial Services Limited, or IDT Financial Services, a Gibraltar-based bank and (iv) IDT Services Limited (“IDTS”), a Malta-based electronic money institution.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2026	2025	$/#	%	2026	2025	$/#	%
	(in millions)
Revenues:
BOSS Money	$36.3	$33.5	$2.8	8.3%	$74.6	$67.2	$7.4	11.0%
Other	4.9	3.3	1.6	49.1	9.4	6.7	2.7	39.6
Total revenues	41.2	36.8	4.4	11.9	84.0	73.9	10.1	13.7
Direct cost of revenues	(16.2)	(15.1)	(1.1)	7.5	(33.4)	(30.6)	(2.8)	9.2
Gross profit	25.0	21.7	3.3	15.0	50.6	43.3	7.3	16.8
Selling, general and administrative	(18.2)	(16.3)	(1.9)	11.7	(34.9)	(32.4)	(2.5)	7.6
Technology and development	(2.7)	(2.3)	(0.4)	16.0	(5.1)	(4.6)	(0.5)	11.8
Income (loss) from operations	$4.1	$3.1	$1.0	31.6%	$10.6	$6.3	$4.3	67.7%

Gross margin percentage	60.6%	58.9%	1.7%		60.2%	58.5%	1.7%

Revenues. Revenues from BOSS Money increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were primarily driven by higher digital transaction volumes initiated on the BOSS Money and BOSS Revolution Calling apps. BOSS Money continued to benefit from cross-marketing to BOSS Revolution and IDT Digital Payments retail customers.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2026 from the comparative prior-year periods primarily due to increases in BOSS Money’s direct cost of revenues, consistent with the growth in revenue. As transaction volumes increase associated payout and processing fees also increase.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These modest increases primarily reflected higher debit and credit card processing charges, and other operating costs associated with growth in BOSS Money’s app and digital transaction activity. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense remained flat at 44.2% for both the three months ended January 31, 2026 and 2025, respectively, and decreased to 41.6% from 43.8% in the six months ended January 31, 2026 and 2025, respectively. The decrease reflects, in part, the efficiencies derived from BOSS Money’s ongoing integration of AI and machine learning in its workflows to enhance customer service and to prevent potential chargebacks, among other priorities.

Technology and Development. Technology and development expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These modest increases primarily reflected higher depreciation and amortization expense, partially offset by lower employee compensation and development-related costs.

net2phone Segment

The net2phone segment, which represented 7.5% and 7.1% of our total revenues in the three months ended January 31, 2026 and 2025, respectively, and 7.4% and 7.0% of our total revenues in the six months ended January 31, 2026 and 2025, respectively, is comprised of net2phone’s communications and workflow solutions including its UCaaS, CCaas, net2phone AI, and Coach solutions.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2026	2025	$/#	%	2026	2025	$/#	%
	(in millions)
Revenues:
Subscription	$23.4	$21.0	$2.4	11.4%	$47.0	$42.0	$5.0	11.9%
Other	0.2	0.5	(0.3)	(60.0)	0.4	1.1	(0.7)	(63.6)
Total revenues	23.6	21.5	2.1	9.8	47.4	43.1	4.3	10.0
Direct cost of revenues	(4.6)	(4.5)	(0.1)	2.3	(9.3)	(9.0)	(0.3)	3.6
Gross profit	19.0	17.0	2.0	11.7	38.1	34.1	4.0	11.7
Selling, general and administrative	(13.9)	(12.9)	(1.0)	8.1	(27.7)	(26.1)	(1.6)	6.1
Technology and development	(3.1)	(2.8)	(0.3)	9.8	(6.1)	(5.7)	(0.4)	7.1
Other operating (expense) income, net	(0.1)	(0.2)	0.1	(49.0)	(0.1)	(0.2)	0.1	(42.0)
Income from operations	$1.9	$1.1	$0.8	70.0%	$4.2	$2.1	$2.1	98.0%

Gross margin percentage	80.5%	79.2%	1.3%		80.3%	79.1%	1.2%

	January 31,		Change
	2026	2025	#	%
	(in thousands)
Seats served	435	410	25	6%

Revenues. net2phone’s revenues increased in the three and six months ended January 31, 2026 from the comparative prior-year periods primarily due to sales in its UCaaS and CCaas services revenue, reflecting an increase in seats served during the respective periods and gains from foreign exchange.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2026 from the comparative prior-year periods primarily due to higher revenues, net2phone’s continued focus on mid-sized businesses, multi-channel strategies, and localized offerings supported revenue growth that exceeded the increase in direct cost of revenues.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were primarily driven by higher sales commissions and depreciation and amortization, partially offset by decreases in marketing, consulting and bad debt expenses. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 59.1% from 60.3% in the three months ended January 31, 2026 and 2025, respectively, and to 58.4% from 60.5% in the six months ended January 31, 2026 and 2025, respectively.

Technology and Development. Technology and development expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. While certain costs, including employee compensation, software licenses and maintenance, cloud services, and depreciation and amortization increased, these were largely offset by disciplined cost management and the timing of project-related expenditures, resulting in overall modest increased expenses for the period.

Traditional Communications Segment

The Traditional Communications segment, which represented 67.4% and 69.9% of our total revenues in the three months ended January 31, 2026 and 2025, respectively, and 67.7% and 70.6% of our total revenues in the six months ended January 31, 2026 and 2025, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada; and (iii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

Traditional Communications’ largest businesses by revenue are IDT Digital Payments, IDT Global, and BOSS Revolution. IDT Digital Payments and BOSS Revolution are sold directly to consumers and through the BOSS Money and BOSS Revolution apps as well as through distributors and retailers. We receive payments for BOSS Revolution and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2026	2025	$/#	%	2026	2025	$/#	%
	(in millions)
Revenues:
IDT Digital Payments	$104.4	$101.6	$2.8	2.7%	$211.4	$206.7	$4.7	2.3%
IDT Global	60.2	51.3	8.9	17.4	119.8	103.7	16.1	15.5
BOSS Revolution	45.7	53.3	(7.6)	(14.2)	92.7	110.2	(17.5)	(15.9)
Other	5.8	5.8	—	(0.1)	11.6	12.0	(0.4)	(3.0)
Total revenues	216.1	212.0	4.1	1.9	435.5	432.6	2.9	0.7
Direct cost of revenues	(175.4)	(168.9)	(6.5)	3.8	(354.4)	(348.1)	(6.3)	1.8
Gross profit	40.7	43.1	(2.4)	(5.5)	81.1	84.5	(3.4)	(4.0)
Selling, general and administrative	(20.3)	(19.4)	(0.9)	4.9	(39.4)	(39.4)	—	(0.1)
Technology and development	(5.8)	(5.4)	(0.4)	8.0	(11.3)	(10.9)	(0.4)	(3.7)
Other	(0.3)	(0.2)	(0.1)	42.5	(0.4)	—	(0.4)	—
Income from operations	$14.3	$18.1	$(3.8)	(21.1)%	$30.0	$34.2	$(4.2)	(12.2)%

Gross margin percentage	18.9%	20.3%	1.4%		18.6%	19.5%	0.9%

Minutes of use:
IDT Global	1,545	1,351	194	14.4	3,098	2,788	310	11.1
BOSS Revolution	254	337	(83)	(24.6)%	523	701	(178)	(25.4)%

Revenues. Revenues for the Traditional Communications segment increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These increases were driven primarily by higher revenues from IDT Digital Payments and IDT Global. IDT Global revenues increased primarily due to higher international long-distance traffic volumes and improved product mix. The increases in IDT Digital Payments revenues reflected higher transaction volumes and continued growth in digital payment channels. These increases were partially offset by a decline in BOSS Revolution revenues, reflecting industry-wide trends, including the proliferation of unlimited calling plans and free over-the-top voice and messaging services, which have reduced demand for prepaid international calling plans. Revenues from Other offerings remained flat and decreased slightly for the three and six months ended January 31, 2026 from the comparative prior-year periods, respectively.

Direct Cost of Revenues. Direct cost of revenues increased in the three and six months ended January 31, 2026 from the comparative prior-year periods, reflecting higher minutes of use for IDT Global and associated network and carrier costs offset by lower minutes of use and associated network and settlement costs in BOSS Revolution.

Selling, General and Administrative. Selling, general and administrative expense increased in the three months ended and remained flat for the six months ended January 31, 2026 from the comparative prior-year periods. The modest increase reflects relatively stable sales commissions and debit and credit processing charges, partially offset by minor fluctuations in bad debt expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense increased to 9.4% from 9.2% in the three months ended January 31, 2026 and 2025, respectively, and decreased to 9.0% from 9.1% in the six months ended January 31, 2026 and 2025, respectively.

Technology and Development. Technology and development expense increased in the three and six months ended January 31, 2026 from the comparative prior-year periods. Modest increases in certain operating costs were offset by decreases in employee compensation, cloud services, and depreciation and amortization expense, resulting in overall modest increases for the periods.

Corporate

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)
General and administrative	$(2.8)	$(3.1)	$0.3	(8.6)%	$(5.5)	$(6.0)	$0.5	(7.9)%
Other operating expense, net	(0.7)	—	(0.7)	—	(0.1)	—	(0.1)	—
Loss from operations	$(3.5)	$(3.1)	$(0.4)	12.8%	$(5.6)	$(6.0)	$0.4	(7.5)%

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

General and Administrative. Corporate general and administrative expense decreased in the three and six months ended January 31, 2026 from the comparative prior-year periods. These modest decreases primarily reflect employee-related costs and decreased overhead expenses during the periods. As a percentage of our consolidated revenues, Corporate general and administrative expense was 0.9% and 1.0% in the three months ended January 31, 2026 and 2025, respectively, and 0.9% and 1.0% in the six months ended January 31, 2026 and 2025, respectively.

Other Operating Expense, net. Other operating expense consists primarily of legal fees in excess of related insurance proceeds. Management views these proceeds and charges as non-core and related to occasional corporate-level expenses that are not expected to recur regularly.

Consolidated

The following is a discussion of our consolidated stock-based compensation expense, and our consolidated income and expense line items below income from operations.

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $4.3 million and $0.9 million in the three months ended January 31, 2026 and $6.4 million and $1.8 million in the six months ended January 31, 2026 and 2025, respectively. These increases primarily reflect the expense recognized during the period related to DSUs granted to executive officers and employees under the Company’s long-term incentive programs. As of January 31, 2026, there was $9.6 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in February 2028.

	Three months ended January 31,		Change		Six months ended January 31,		Change
	2026	2025	$	%	2026	2025	$	%
	(in millions)
Income from operations	$27.2	$28.3	$(1.1)	(3.8)%	$58.2	$52.0	$6.2	11.9%
Interest income, net	1.6	1.4	0.2	17.1	3.3	2.8	0.5	19.6
Other income (expense), net	0.2	0.2	—	(7.0)	(0.3)	(0.1)	(0.2)	181.0
Provision for income taxes	(6.2)	(7.7)	1.5	(18.9)	(14.3)	(14.0)	(0.3)	2.3
Net income	22.8	22.2	0.6	2.7	46.9	40.7	6.2	15.3
Net income attributable to noncontrolling interests	(1.9)	(1.9)	—	(1.3)	(3.6)	(3.2)	(0.4)	12.8
Net income attributable to IDT Corporation	$20.9	$20.3	$0.6	3.1%	$43.3	$37.5	$5.8	15.5%

Other Income (Expense), net. Other income (expense), net consists of the following:

	Three months ended January 31,		Six months ended January 31,
	2026	2025	2026	2025
	(in millions)
Foreign currency transaction gains	$0.7	$0.3	$0.8	$0.4
Equity in the net loss of investee	(0.4)	(0.5)	(0.8)	(1.3)
(Losses) gains on investments, net	(0.2)	0.4	(0.4)	0.8
Other	0.1	—	0.2	—
Total	$0.2	$0.2	$(0.2)	$(0.1)

We have an investment in shares of convertible preferred stock of MarketSpark Inc., a communications company(“MarketSpark”). As of both January 31, 2026 and 2025, our ownership was 33.4% of MarketSpark’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of MarketSpark but do not have a controlling interest. We determined that on the dates of the acquisitions of MarketSpark’s shares, there were differences between our investment in MarketSpark and our proportional interest in the equity of MarketSpark of an aggregate of $8.2 million, which represented the share of MarketSpark’s customer list on the dates of the acquisitions attributed to our interest in MarketSpark. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three and six months ended January 31, 2026 compared to the comparable prior-year periods was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and six months ended January 31, 2026 compared to the comparable prior-year periods was primarily due to changes in net income attributable to the noncontrolling interests in NRS and the VIE.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we believe that our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on January 31, 2026 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending January 31, 2027.

At January 31, 2026, we had cash, cash equivalents, debt securities, and current equity investments of $246.2 million (excluding restricted cash and cash equivalents) and working capital (current assets in excess of current liabilities) of $264.4 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at January 31, 2026:

Payments Due by Period (in millions)	Total	Less than 1 year	1–3 years	4–5 years	After 5 years
Purchase commitments	$12.6	$4.5	$8.1	$—	$—
Connectivity obligations under service agreements	1.4	1.1	0.3	—	—
Operating leases including short-term leases	2.3	1.3	0.8	0.2	—
Total (1)	$16.3	$6.9	$9.2	$0.2	$—

(1)	The above table does not include up to $10 million for the potential redemption of shares of NRS’ Class B common stock, an aggregate of $24.6 million in performance bonds, and up to $2.7 million for potential contingent consideration payments related to a business acquisition, due to the uncertainty of the amount and/or timing of any such payments.

Consolidated Financial Condition

	Six months ended January 31,
	2026	2025
	(in millions)
Cash flows provided by (used in):
Operating activities	$28.2	$20.3
Investing activities	(21.4)	(10.0)
Financing activities	(17.9)	(14.0)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash and cash equivalents	(6.2)	(4.1)
Decrease in cash, cash equivalents, and restricted cash and cash equivalents	$(4.9)	$(7.8)

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, generally trade accounts receivable and trade accounts payable. During the six months ended January 31, 2026, net cash provided by operating activities was $28.2 million, compared to $20.3 million for the prior-year period, which includes the impact of settlement assets and disbursements prefunding and customer fund deposits.

Settlement assets and disbursements prefunding increased $42.0 million and $8.3 million, respectively, during the six months ended January 31, 2026, compared to the prior-year period. The increase in settlement assets reflects a higher level of funds due from customers for pending money-remittances at BOSS Money. The increase in disbursements prefunding reflects, for the most part, higher levels of funds pre-paid to disbursement partners to fulfill expected customer remittance obligations at BOSS Money, and, to a smaller extent, higher levels of pre-payments made to providers of goods and services to fulfill expected customer purchases of goods and services obligations at IDT Digital Payments.

Towards the end of each week, IDT needs to prefund BOSS Money disbursement partners for remittances expected during the upcoming weekend. As a result, Friday is typically the day of the week on which IDT’s cash balance is at its lowest level, after prefunding disbursements for the upcoming weekend. Conversely, Wednesday is typically the day of the week on which IDT’s cash balance is at its highest level, after IDT collects cash from digital processors and retailers for all of the remittances originated during the preceding weekend but before the new weekly cycle of prefunding disbursements for the upcoming weekend begins again. This weekly cycle constitutes a significant working capital use of the Company’s cash, and, as such, the day of the week on which the quarter ends can have significant impact on the cash balance reported at the balance sheet date.

Customer fund deposits decreased $9.6 million during the six months ended January 31, 2026 reflecting balances held on behalf of customers across our prepaid, digital payments, and disbursements programs. These balances are supported by restricted cash and cash equivalents held by IDT Financial Services and our Disbursement Payments VIE and fluctuate based on transaction volume and program activity

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial position, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position, and operating results.

As discussed in Note 16 to the Condensed Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report, we and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which we answered. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against us and found that Plaintiff and the class suffered no damages.

As of July 31, 2025, we fully utilized our remaining U.S. federal net operating loss carryforwards and, as a result, starting with fiscal 2026 we have become subject to U.S. federal income tax. We anticipate, based on current tax rates, that our federal cash taxes liability will approximate 21% of our estimated full-year pretax income.

Investing Activities

During the six months ended January 31, 2026, we deployed $12.0 million for capital expenditures. We currently anticipate that total capital expenditures in the twelve-month period ending January 31, 2027 will be $22 million to $23 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In February 2025, we entered into a loan agreement with MarketSpark for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans incur interest at 12% per annum payable semiannually and are due and payable in February 2027. In February 2025, the Company loaned MarketSpark $0.5 million under the revolving credit facility. In May 2025, the Company loaned MarketSpark an additional $0.4 million for an aggregate of $1.9 million under the revolving credit facility.

During the six months ended January 31, 2026, purchases of debt securities and equity investments were $25.8 million and proceeds from maturities and sales of debt securities and redemptions of equity investments were $17.3 million.

Financing Activities

In the six months ended January 31, 2026, we paid aggregate cash dividends of $0.12 per share on our Class A and Class B common stock for an aggregate amount of $3.0 million. In the six months ended January 31, 2025, we paid aggregate cash dividends of $0.10 per share on our Class A and Class B common stock for an aggregate cash dividends of $2.5 million.

On March 9, 2026, our Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.07 per share payable on or about March 31, 2026 to stockholders of record as of the close of business on March 19, 2026.

IDT Telecom, Inc. (“IDT Telecom”), a subsidiary of us, maintains a $25.0 million revolving credit facility with TD Bank, N.A. maturing on May 16, 2026. The revolving credit facility is secured by primarily all of IDT Telecom’s assets and bears interest at the secured overnight financing rate (“SOFR”) plus a margin of 125-175 basis points, depending on leverage. At January 31, 2026 and July 31, 2025, there were no amounts outstanding under this facility. During the six months ended January 31, 2026 and 2025, IDT Telecom borrowed and repaid $16.0 million and $24.5 million, respectively.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the six months ended January 31, 2026, we repurchased 307,533 shares of our Class B common stock for an aggregate purchase price of $15.0 million. In the six months ended January 31, 2025, we repurchased 217,052 shares of our Class B common stock for an aggregate purchase price of $9.9 million. At January 31, 2026, 3.9 million shares remained available for repurchase under the stock repurchase program.

In the six months ended January 31, 2026 and 2025, the Company withheld nil shares and 32,022 shares, valued at nil and $1.5 million, respectively, of the Company’s Class B common stock from employees to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and the lapsing of restrictions on restricted stock. The value of the shares is based on the fair market value as of the close of business on the trading day immediately prior to the vesting date. These shares are not repurchased under the Company’s share repurchase program.

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

Foreign Currency Risk

Revenues from our international operations were 22% and 21% of our consolidated revenues in the three months ended January 31, 2026 and 2025, respectively, and 22% and 21% of our consolidated revenues in the six months ended January 31, 2026 and 2025, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At January 31, 2026 and July 31, 2025, the value of our debt and equity security holdings was an aggregate of $41.2 million and $35.7 million, respectively, which represented 6% and 6% of our total assets at January 31, 2026 and July 31, 2025, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Legal proceedings in which we are involved are described in Note 16 to the Consolidated Financial Statements included in Item 1 to Part I of this Quarterly Report.

Item 1A.	Risk Factors

Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A – Risk Factors” to the 2025 Form 10-K, as supplemented by the information set forth below:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the second quarter of fiscal 2026:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
November 1-30, 2025	—	$—	—	4,023,539
December 1–31, 2025	—	$—	—	4,023,539
January 1–31, 2026	149,109	$49.83	149,109	3,874,430

Total	149,109	$49.83	149,109

(1)	Total number of shares purchased includes shares of our Class B common stock that were purchased under our repurchase program, as well as shares of our Class B common stock that were withheld to satisfy employee tax withholding obligations.

(2)	On January 22, 2016, our Board of Directors approved a stock repurchase program to purchase up to 8.0 million shares of our Class B common stock.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 17 CFR 240.13a-14(a), as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IDT CORPORATION

March 12, 2026	By:	/s/ SHMUEL JONAS
Shmuel Jonas
Chief Executive Officer

March 12, 2026	By:	/s/ MARCELO FISCHER
Marcelo Fischer
Chief Financial Officer

