Form 10-Q
period 2026-04-30
IDT CORP
filed 2026-06-09
CIK 1005731

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED April 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of June 1, 2026, the registrant had the following shares outstanding:

Class A common stock, $.01 par value:	1,574,326 shares outstanding (excluding 1,698,000 treasury shares)
Class B common stock, $.01 par value:	23,294,240 shares outstanding (excluding 5,274,044 treasury shares)

IDT CORPORATION

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)

IDT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2026	July 31, 2025
(in thousands, except per share data)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$214,957	$226,505
Restricted cash and cash equivalents	128,385	115,327
Debt securities	26,557	21,649
Equity investments	9,913	5,637
Trade accounts receivable, net of allowance for credit losses of $8,039 at April 30, 2026 and $9,097 at July 31, 2025	41,750	44,932
Settlement assets, net of reserve of $1,816 at April 30, 2026 and $1,367 at July 31, 2025	35,033	28,014
Disbursement prefunding	96,396	37,097
Prepaid expenses	8,889	12,440
Other current assets	30,829	28,702
Total current assets	592,709	520,303
Property, plant, and equipment, net	41,010	38,869
Goodwill	26,600	26,488
Other intangibles, net	4,177	5,056
Equity investments	5,879	6,658
Operating lease right-of-use assets	1,247	1,878
Deferred income tax assets, net	18,200	18,790
Other assets	8,207	8,161
Total assets	$698,029	$626,203

Liabilities, redeemable noncontrolling interest, and stockholders' equity
Current liabilities:
Trade accounts payable	$15,229	$19,435
Accrued expenses	90,548	97,295
Deferred revenue	26,207	27,726
Customer fund deposits	130,081	114,708
Settlement liabilities	17,125	13,922
Other current liabilities	28,846	19,910
Total current liabilities	308,036	292,996
Operating lease liabilities	621	1,103
Other liabilities	926	1,688
Total liabilities	309,583	295,787
Commitments and contingencies
Redeemable noncontrolling interest	12,022	11,459
Equity:
Preferred stock, $.01 par value; authorized shares - 10,000; no shares issued	-	-
Class A common stock, $.01 par value; authorized shares - 35,000; 3,272 shares issued and 1,574 shares outstanding at April 30, 2026 and July 31, 2025	33	33
Class B common stock, $.01 par value; authorized shares - 200,000; 28,564 and 28,528 shares issued and 23,294 and 23,656 shares outstanding at April 30, 2026 and July 31, 2025, respectively	285	285
Additional paid-in capital	317,474	308,111
Treasury stock, at cost, consisting of 1,698 and 1,698 shares of Class A common stock and 5,274 and 4,872 shares of Class B common stock at April 30, 2026 and July 31, 2025, respectively	(163,380)	(143,853)
Accumulated other comprehensive loss	(13,809)	(16,569)
Retained earnings	217,284	157,124
Total IDT Corporation stockholders' equity	357,887	305,131
Noncontrolling interests	18,537	13,826
Total equity	376,424	318,957
Total liabilities, redeemable noncontrolling interest, and equity	$698,029	$626,203

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenues	$315,713	$301,985	$958,981	$914,901
Direct cost of revenues	193,210	190,023	597,022	583,201

Gross profit	122,503	111,962	361,959	331,700
Operating expenses:
Selling, general, and administrative (i)	78,843	72,267	231,696	214,039
Technology and development (i)	13,944	12,744	41,698	38,115
Severance	107	190	538	600
Other operating (income) expense, net (see Note 11)	(180)	175	67	403

Total operating expenses	92,714	85,376	273,999	253,157

Income from operations	29,789	26,586	87,960	78,543
Interest income	1,561	1,566	4,909	4,347
Other income, net	904	2,608	623	2,533

Income before income taxes	32,254	30,760	93,492	85,423
Provision for income taxes	(8,507)	(7,798)	(22,825)	(21,766)

Net income	23,747	22,962	70,667	63,657
Net income attributable to noncontrolling interests	(2,134)	(1,270)	(5,744)	(4,448)

Net income attributable to IDT Corporation	$21,613	$21,692	$64,923	$59,209

Earnings per share attributable to IDT Corporation common stockholders:
Basic	$0.87	$0.86	$2.59	$2.35
Diluted	$0.87	$0.86	$2.59	$2.34
Weighted-average number of shares used in calculation of earnings per share:
Basic	24,893	25,165	25,041	25,177
Diluted	24,915	25,249	25,054	25,312

(i) Stock-based compensation included in total operating expenses	$2,420	$946	$8,783	$2,720

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Net Income	$23,747	$22,962	$70,667	$63,657
Other comprehensive income (loss):
Change in unrealized loss on available-for-sale securities	(159)	59	66	131
Foreign currency transaction adjustments	506	(272)	2,694	(1,801)

Other comprehensive income (loss)	347	(213)	2,760	(1,670)

Comprehensive income	24,094	22,749	73,427	61,987
Less: comprehensive income attributable to noncontrolling interests	(2,134)	(1,270)	(5,744)	(4,448)

Comprehensive income attributable to IDT Corporation	$21,960	$21,479	$67,683	$57,539

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

	Three Months Ended April 30, 2026
	IDT Corporation Stockholders
					Accumulated
	Class A	Class B	Additional		Other
	Common	Common	Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JANUARY 31, 2026	$33	$285	$315,053	$(158,892)	$(14,156)	$197,416	$16,611	$356,350
Dividends declared ($0.07 per share)	—	—	—	—	—	(1,745)	—	(1,745)
Repurchases of Class B common stock through repurchase program	—	—	—	(3,961)	—	—	—	(3,961)
Shares withheld for employee taxes	—	—	—	(527)	—	—	—	(527)
Stock-based compensation	—	—	2,421	—	—	—	—	2,421
Distributions to noncontrolling interests							(40)	(40)
Other comprehensive income	—	—	—	—	347	—	—	347
Net income	—	—	—	—	—	21,613	1,966	23,579
BALANCE AT APRIL 30, 2026	$33	$285	$317,474	$(163,380)	$(13,809)	$217,284	$18,537	$376,424

	Nine Months Ended April 30, 2026
	IDT Corporation Stockholders
					Accumulated
	Class A	Class B	Additional		Other
	Common	Common	Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JULY 31, 2025	$33	$285	$308,111	$(143,853)	$(16,569)	$157,124	$13,826	$318,957
Dividends declared ($0.19 per share)	—	—	—	—	—	(4,763)	—	(4,763)
Repurchases of Class B common stock through repurchase program	—	—	—	(19,000)	—	—	—	(19,000)
Shares withheld for employee taxes	—	—	—	(527)	—	—	—	(527)
Stock options exercised	—	—	200	—	—	—	—	200
Stock-based compensation	—	—	8,783	—	—	—	—	8,783
Distributions to noncontrolling interests	—	—	—	—	—	—	(90)	(90)
Exchange of NRS shares for IDT DSUs	—	—	380	—	—	—	(380)	—
Other comprehensive income	—	—	—	—	2,760	—	—	2,760
Net income	—	—	—	—	—	64,923	5,181	70,104
BALANCE AT APRIL 30, 2026	$33	$285	$317,474	$(163,380)	$(13,809)	$217,284	$18,537	$376,424

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY—Continued

(Unaudited)

	Three Months Ended April 30, 2025
	IDT Corporation Stockholders
					Accumulated
	Class A	Class B	Additional		Other
	Common	Common	Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JANUARY 31, 2025	$33	$282	$306,781	$(137,475)	$(19,599)	$121,573	$12,273	$283,868
Dividends declared ($0.06 per share)	—	—	—	—	—	(1,512)	—	(1,512)
Repurchases of Class B common stock through repurchase program	—	—	—	(224)	—	—	—	(224)
Restricted Class B common stock purchased from employees	—	—	—	(6,154)	—	—	—	(6,154)
Exchange of National Retail Solutions shares for IDT Class B common stock	—	—	33	—	—	—	(33)	—
Stock-based compensation	—	3	943	—	—	—	—	946
Distributions to noncontrolling interests	—	—	—	—	—	—	(50)	(50)
Other comprehensive loss	—	—	—	—	(213)	—	—	(213)
Net income	—	—	—	—	—	21,692	1,141	22,833
BALANCE AT APRIL 30, 2025	$33	$285	$307,757	$(143,853)	$(19,812)	$141,753	$13,331	$299,494

	Nine Months Ended April 30, 2025
	IDT Corporation Stockholders
					Accumulated
	Class A	Class B	Additional		Other
	Common	Common	Paid-In	Treasury	Comprehensive	Retained	Noncontrolling	Total
(in thousands)	Stock	Stock	Capital	Stock	Loss	Earnings	Interests	Equity
BALANCE AT JULY 31, 2024	$33	$282	$303,510	$(126,080)	$(18,142)	$86,580	$9,472	$255,655
Dividends declared ($0.16 per share)	—	—	—	—	—	(4,036)	—	(4,036)
Repurchases of Class B common stock through repurchase program	—	—	—	(10,097)	—	—	—	(10,097)
Restricted Class B common stock purchased from employees	—	—	—	(7,676)	—	—	—	(7,676)
Exchange of National Retail Solutions shares for IDT Class B common stock	—	—	33	—	—	—	(33)	—
Stock issued to an executive officer for bonus payment	—	—	1,824	—	—	—	—	1,824
Stock-based compensation	—	3	2,390	—	—	—	—	2,393
Distributions to noncontrolling interests	—	—	—	—	—	—	(100)	(100)
Other comprehensive loss	—	—	—	—	(1,670)	—	—	(1,670)
Net income	—	—	—	—	—	59,209	3,992	63,201
BALANCE AT APRIL 30, 2025	$33	$285	$307,757	$(143,853)	$(19,812)	$141,753	$13,331	$299,494

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended April 30,
(in thousands)	2026	2025
Operating activities:
Net income	$70,667	$63,657
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,054	15,702
Deferred income taxes	561	18,902
Provision for credit losses and reserve for settlement assets	3,466	4,465
Stock-based compensation expense	8,783	2,720
Other	1,316	1,735
Change in operating assets and liabilities:
Trade accounts receivable	934	(4,206)
Prepaid expenses, other current assets, and other assets	4,278	7,424
Settlement assets and disbursement prefunding	(66,838)	(16,799)
Trade accounts payable, accrued expenses, settlement liabilities, other current liabilities, and other liabilities	(2,374)	(19,486)
Customer fund deposits	12,101	25,327
Deferred revenue	(2,285)	(3,382)
Net cash provided by operating activities	46,663	96,059
Investing activities:
Capital expenditures	(17,070)	(15,507)
Purchase of equity investments	(1,650)	-
Purchase of convertible preferred stock in equity method investment	-	(926)
Purchases of debt securities and equity securities	(42,981)	(29,083)
Proceeds from maturities and sales of debt and equity securities	34,607	35,005
Net cash used in investing activities	(27,094)	(10,511)
Financing activities:
Dividends paid	(4,763)	(4,036)
Distributions to noncontrolling interests	(90)	(100)
Proceeds from borrowings under revolving credit facility	21,421	24,551
Repayments on borrowings under revolving credit facility	(21,421)	(24,551)
Proceeds from borrowings	186	-
Repayments of borrowings	(100)	-
Proceeds from exercise of stock options	200	-
Repurchases of Class B common stock	(19,527)	(17,773)
Net cash used in financing activities	(24,094)	(21,909)
Effect of exchange rate changes on cash, cash equivalents and restricted cash and cash equivalents	6,035	3,982
Net increase in cash, cash equivalents, and restricted cash and cash equivalents	1,510	67,621
Cash, cash equivalents and restricted cash and cash equivalents, beginning of period	341,832	255,456
Cash, cash equivalents and restricted cash and cash equivalents, end of period	$343,342	$323,077

Supplemental cash flow information

Cash paid during the period for:
Income taxes paid	$14,151	$-

Non-Cash Financing Activities
Shares of the Company's Class B common stock issued to executive officer for bonus	$-	$1,824
Value of the Company's DSUs exchanged for National Retail Solutions shares	$3,547	$442

See accompanying notes to condensed consolidated financial statements.

IDT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1—Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of IDT Corporation and its subsidiaries (the “Company” or “IDT”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended April 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending  July 31, 2026. The balance sheet at  July 31, 2025 has been derived from the Company’s audited financial statements at that date but does not include all of the information and notes required by U.S. GAAP for complete financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended  July 31, 2025 (the “2025 Form 10-K”), as filed with the U.S. Securities and Exchange Commission (the “SEC”).

The Company’s fiscal year ends on July 31 of each calendar year. Each reference below to a fiscal year refers to the fiscal year ending in the calendar year indicated (e.g., fiscal 2026 refers to the fiscal year ending  July 31, 2026).

As of  April 30, 2026, the Company owned 94.0% of the outstanding shares of its subsidiary, net2phone 2.0, Inc. (“net2phone 2.0”), which owns and operates the net2phone segment, and 82.3% of the outstanding shares of National Retail Solutions, Inc. (“NRS”). On a fully diluted basis, assuming all the vesting criteria related to various rights granted have been met, the Company would own 89.9% of the equity of net2phone 2.0 and 80.2% of the equity of NRS.

Reclassifications

During the nine months ended April 30, 2026, the Company reclassified certain prepaid expenses to trade accounts receivable. Accordingly, in the condensed consolidated balance sheet at  July 31, 2025, $2.1 million previously reported within “Other current assets” was reclassified to “Trade accounts receivable,” and in the condensed consolidated statements of cash flows for the nine months ended April 30, 2025, $0.4 million previously reported within “Prepaid expenses, other current assets, and other assets” was reclassified to “Trade accounts receivable”.

During the nine months ended April 30, 2026, the Company reclassified in the condensed consolidated statement of cash flows certain amount to settlement assets and disbursement prefunding that were previously included together with “Prepaid expenses, other current assets, and other assets.” In the condensed consolidated statements of cash flows for the nine months ended April 30, 2025, $16.8 million previously included within “Settlement assets and disbursement prefunding” was reclassified to be presented as a separate line item.

Recently Adopted Accounting Standards

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

In July 2025, the FASB issued ASU 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which amends ASC 326-20 to provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendments are effective for annual and interim reporting periods beginning on August 1, 2026. The practical expedient in ASU 2025-05 allows the Company to simplify estimating expected credit losses for current accounts receivable and contract assets by assuming that current conditions as of the balance sheet date will not change over the asset's remaining life. This aims to reduce the complexity and cost of developing forecasts for these assets under the CECL model for ASC 606-related transactions. This amendment does not have an impact on the Company's current estimation process. The Company elected to early adopt the practical expedient during the nine months ended April 30, 2026. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Note 2—Business Combination

On April 16, 2026, NRS entered into an asset purchase agreement (the “Agreement”) to acquire certain assets and assume certain liabilities of Oncore Digital, Inc. and its wholly owned subsidiaries (“the Acquired Business”). The Acquired Business is a digital media brokerage operation engaged in digital advertising and monetization. The acquisition closed on May 1, 2026. In connection with the transaction, the Acquired Business was contributed to a newly formed entity (“NRS OnCore”), in which the sellers retained a 20% noncontrolling interest and NRS obtained an 80% controlling interest. As a result, NRS consolidates NRS OnCore under the voting interest model. The aggregate preliminary purchase consideration, which is subject to finalization, is currently estimated to be approximately $4.8 million, consisting of $3.3 million in cash and shares of IDT Class B common stock with an aggregate value of $1.5 million, subject to customary post-closing adjustments, as well as contingent earnouts upon certain milestones being achieved. The Company has determined that the acquired set represents a business and is accounting for the transaction as a business combination under ASC 805, Business Combinations. The acquired assets consist primarily of customer relationships and vendor relationships, and the assumed liabilities include certain operating liabilities. The Company is in the process of determining the fair value of the assets acquired and liabilities assumed, including the allocation of the purchase price to identifiable intangible assets and goodwill. The acquisition will integrate OnCore's ad tech, demand, and publisher network with NRS' screen network and first-party transaction data to form a more uniform offering.

Note 3—Business Segment Information

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

The Fintech segment is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; (ii) IDT Financial Services Limited (“IDT Financial Services”), a Gibraltar-based bank; (iii) IDT Services Limited (“IDTS”), a Malta-based electronic money institution; and (iv) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”) that processes disbursement payments (the “Disbursement Payments VIE”).

The net2phone segment is an AI-powered business communications solutions provider focused on optimizing customer interactions, with a focus on small enterprise and mid-market customers across North and South America. net2phone’s key offerings include: UNITE - an AI-powered communications platform; uContact – an omnichannel contact center platform; AI Agent – an agentic AI service that automates customer interactions; and Coach AI – a provider of real-time agent guidance and conversational intelligence.

The Traditional Communications segment includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and (iii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

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

Operating results for the business segments of the Company were as follows:

(in thousands)	NRS	Fintech	net2phone	Traditional Communications	Corporate	Total
Three Months Ended April 30, 2026
Revenues	$38,000	$45,004	$24,368	$208,341	$-	$315,713
Direct cost of revenues	(3,730)	(16,740)	(4,723)	(168,017)	-	(193,210)
Selling, general and administrative	(23,374)	(20,158)	(14,147)	(17,934)	(3,230)	(78,843)
Technology and development	(2,745)	(2,545)	(3,060)	(5,593)	(1)	(13,944)
Other segment items	31	(10)	(26)	(130)	208	73
Income (loss) from operations	$8,182	$5,551	$2,412	$16,667	$(3,023)	$29,789

Depreciation and amortization	$1,202	$677	$1,711	$1,761	$4	$5,355

Capital expenditures	$777	$1,010	$1,844	$1,422	$48	$5,101

Three Months Ended April 30, 2025
Revenues	$31,145	$38,619	$21,990	$210,231	$-	$301,985
Direct cost of revenues	(2,705)	(16,030)	(4,483)	(166,805)	-	(190,023)
Selling, general and administrative	(20,010)	(16,045)	(13,006)	(20,548)	(2,658)	(72,267)
Technology and development	(2,264)	(2,220)	(2,917)	(5,391)	48	(12,744)
Other segment items	1	(13)	(212)	(139)	(2)	(365)
Income (loss) from operations	$6,167	$4,311	$1,372	$17,348	$(2,612)	$26,586

Depreciation and amortization	$1,038	$703	$1,605	$1,852	$14	$5,212

Capital expenditures	$1,897	$842	$1,416	$1,251	$-	$5,406

(in thousands)	NRS	Fintech	net2phone	Traditional Communications	Corporate	Total
Nine Months Ended April 30, 2026
Revenues	$114,421	$128,918	$71,717	$643,925	$-	$958,981
Direct cost of revenues	(10,407)	(50,157)	(14,046)	(522,412)	-	(597,022)
Selling, general and administrative	(68,746)	(55,035)	(41,847)	(57,313)	(8,755)	(231,696)
Technology and development	(7,947)	(7,688)	(9,165)	(16,895)	(3)	(41,698)
Other segment items	(14)	(21)	(141)	(510)	81	(605)
Income (loss) from operations	$27,307	$16,017	$6,518	$46,795	$(8,677)	$87,960

Depreciation and amortization	$3,527	$2,179	$5,029	$5,311	$8	$16,054

Capital expenditures	$4,119	$2,877	$5,360	$4,626	$88	$17,070

Nine Months Ended April 30, 2025
Revenues	$94,483	$112,527	$65,099	$642,792	$-	$914,901
Direct cost of revenues	(8,138)	(46,673)	(13,501)	(514,889)	-	(583,201)
Selling, general and administrative	(58,017)	(48,391)	(39,100)	(59,965)	(8,566)	(214,039)
Technology and development	(6,414)	(6,806)	(8,640)	(16,254)	(1)	(38,115)
Other segment items	(7)	(13)	(382)	(596)	(5)	(1,003)
Income (loss) from operations	$21,907	$10,644	$3,476	$51,088	$(8,572)	$78,543

Depreciation and amortization	$2,993	$2,195	$4,738	$5,729	$47	$15,702

Capital expenditures	$4,064	$2,722	$4,862	$3,859	$-	$15,507

Note 4—Revenue Recognition

The Company earns revenue from contracts with customers primarily through the provision of retail telecommunications, mobile top-up, payment offerings, as well as wholesale international voice and SMS termination services. NRS generates revenue primarily from point-of-sale ("POS") terminal sales, Software as a Service ("SaaS") plans, payment processing, digital advertising, and data and analytics services, which are generally recognized at a point in time when control of the goods or services transfers, except for subscription services that are recognized over time. net2phone earns revenue primarily from cloud-based communications, unified communications as a service (“UCaaS”), contact center as a service (“CCaaS”) solution and AI Agent and Coach solutions, which are recognized over time as services are provided. BOSS Money and IDT Digital Payments revenues are recognized at a point in time when transactions are completed. Traditional Communications offerings consist primarily of minute-based, paid-voice services, with revenue recognized at a point in time as usage occurs.

Disaggregated Revenues

The following table shows the Company’s revenues disaggregated by business segment and service offered to customers:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
NRS	$38,000	$31,145	$114,421	$94,483

Fintech
Boss Money	39,665	34,411	114,224	101,608
Other	5,339	4,208	14,694	10,919
Total Fintech	45,004	38,619	128,918	112,527

net2phone	24,368	21,990	71,717	65,099

Traditional Communications
IDT Digital Payments	103,855	102,620	315,294	309,333
IDT Global	55,610	50,044	175,393	153,701
BOSS Revolution	43,393	51,733	136,115	161,882
Other	5,483	5,834	17,123	17,876
Total Traditional Communications	208,341	210,231	643,925	642,792

Total	$315,713	$301,985	$958,981	$914,901

The following table shows the Company’s revenues disaggregated by geographic region, which is determined based on selling location:

(in thousands)	NRS	Fintech	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2026
United States	$37,951	$43,230	$13,851	$156,238	$251,270
Outside the United States:
United Kingdom	-	-	-	38,369	38,369
Other	49	1,774	10,517	13,734	26,074

Total outside the United States	49	1,774	10,517	52,103	64,443

Total	$38,000	$45,004	$24,368	$208,341	$315,713

(in thousands)	NRS	Fintech	net2phone	Traditional Communications	Total
Three Months Ended April 30, 2025
United States	$31,145	$37,278	$12,758	$157,577	$238,758
Outside the United States:
United Kingdom	-	-	-	45,858	45,858
Other	-	1,341	9,232	6,796	17,369

Total outside the United States	-	1,341	9,232	52,654	63,227

Total	$31,145	$38,619	$21,990	$210,231	$301,985

(in thousands)	NRS	Fintech	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2026
United States	$114,271	$124,098	$41,136	$482,872	$762,377
Outside the United States:
United Kingdom	-	-	-	120,211	120,211
Other	150	4,820	30,581	40,842	76,393

Total outside the United States	150	4,820	30,581	161,053	196,604

Total	$114,421	$128,918	$71,717	$643,925	$958,981

(in thousands)	NRS	Fintech	net2phone	Traditional Communications	Total
Nine Months Ended April 30, 2025
United States	$94,483	$108,786	$37,534	$481,752	$722,555
Outside the United States:
United Kingdom	-	-	-	139,604	139,604
Other	-	3,741	27,565	21,436	52,742

Total outside the United States	-	3,741	27,565	161,040	192,346

Total	$94,483	$112,527	$65,099	$642,792	$914,901

Remaining Performance Obligations

The following table includes revenue by business segment expected to be recognized in the future from performance obligations that were unsatisfied or partially unsatisfied as of  April 30, 2026. The table excludes contracts that had an original expected duration of one year or less.

(in thousands)	NRS	net2phone	Total
Twelve-month period ending April 30,
2027	$10,360	$44,654	$55,014
2028	7,987	24,629	32,616
Thereafter	6,921	8,713	15,634
Total	$25,268	$77,996	$103,264

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

Contract liabilities arise when the Company receives consideration or bills its customers prior to providing the goods or services promised in the contract. The Company’s contract liability balance is primarily payments received for BOSS Revolution prepaid products and services. Contract liabilities are recognized as revenue when services are provided to the customer. The contract liability balances are presented in the Company’s condensed consolidated balance sheets as “Deferred revenue.”

The following table presents revenue recognized during the period from amounts included in the Company’s contract liability balance at the beginning of the period:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Revenue recognized	$9,962	$12,180	$13,916	$17,801

Receivables and contract balances from contracts with customers during the nine months ended April 30, 2026 and 2025 were as follows:

	Accounts Receivable		Deferred Revenue
(in thousands)	2026	2025	2026	2025
Beginning of period	$44,932	$42,215	$27,726	$30,364
End of period	$41,750	$43,084	$26,207	$27,513

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

The Company’s deferred customer contract acquisition costs were as follows:

(in thousands)	April 30, 2026	July 31, 2025
Deferred customer contract acquisition costs included in "Other current assets"	$7,132	$6,547
Deferred customer contract acquisition costs included in "Other assets"	4,812	4,789
Total	$11,944	$11,336

The Company’s amortization of deferred customer contract acquisition costs during the periods were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Amortization of deferred customer contract acquisition costs	$1,353	$1,401	$4,126	$4,334

Note 5—Leases

The Company’s leases primarily consist of operating leases for office space. These leases have remaining terms ranging from less than one year to approximately five years. Certain of these leases contain renewal options that may be exercised and/or options to terminate the lease prior to expiration. The Company has concluded that it is not reasonably certain that it would exercise any of these options.

Supplemental disclosures related to the Company’s operating leases were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Operating lease cost	$239	$588	$764	$1,779
Short-term lease cost	638	300	1,423	806

Total lease cost	$877	$888	$2,187	$2,585

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$245	$611	$759	$1,838

	April 30, 2026	July 31, 2025
Weighted-average remaining lease term - operating leases (years)	2.3	2.7
Weighted-average discount rate - operating leases	5.7%	5.2%

In the nine months ended April 30, 2026 and 2025, the Company obtained right-of-use assets of $0.1 million and $0.4 million, respectively, in exchange for new operating lease liabilities.

The Company’s aggregate operating lease liability was as follows:

(in thousands)	April 30, 2026	July 31, 2025
Operating lease liabilities included in "Other current liabilities"	$757	$842
Operating lease liabilities included in noncurrent liabilities	621	1,103
Total	$1,378	$1,945

Future minimum maturities of operating lease liabilities were as follows:

(in thousands)
Twelve-month period ending April 30,
2027	$805
2028	373
2029	191
2030	111
Thereafter	-
Total lease payments	1,480
Less imputed interest	(102)
Total operating lease liabilities	$1,378

Note  6—Cash, Cash Equivalents, and Restricted Cash and Cash Equivalents

The following table provides a reconciliation of cash, cash equivalents, and restricted cash and cash equivalents reported in the condensed consolidated balance sheets that equal the total of the same amounts reported in the condensed consolidated statements of cash flows:

(in thousands)	April 30, 2026	July 31, 2025
Cash and cash equivalents	$214,957	$226,505

Restricted cash and cash equivalents:
IDT Financial Services (Gibraltar)	105,665	104,161
Disbursement Payments VIE	21,878	11,000
Other	843	166
Total restricted cash and cash equivalents	$128,385	$115,327

Total cash, cash equivalents, and restricted cash and cash equivalents	$343,342	$341,832

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

Note  7—Debt Securities

The following is a summary of available-for-sale debt securities:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
April 30, 2026
U.S. Treasury bills and notes	$15,799	$-	$(15)	$15,784
Government sponsored enterprise notes	8,000	-	(10)	7,990
Corporate bonds	2,917	3	(137)	2,783
Total	$26,716	$3	$(162)	$26,557

July 31, 2025
U.S. Treasury bills and notes	$12,953	$-	$(27)	$12,926
Government sponsored enterprise notes	5,554	-	(4)	5,550
Corporate bonds	3,367	2	(196)	3,173
Total	$21,874	$2	$(227)	$21,649

The gross unrealized losses in the table above are recorded in “Accumulated other comprehensive loss” in the condensed consolidated balance sheets. As of  April 30, 2026, the Company determined that the unrealized losses were due to changes in interest rates or market liquidity and were not due to credit losses. In addition, as of  April 30, 2026 and  July 31, 2025, the Company did not intend to sell any of the securities with unrealized losses, and it is not more likely than not that the Company will be required to sell any of these securities before recovery of the unrealized losses, which may be at maturity.

Proceeds from maturities and sales of debt securities and redemptions of equity investments were $34.6 million and $35.0 million in the nine months ended April 30, 2026 and 2025, respectively. Realized gains or realized losses from sales of debt securities were not material in the nine months ended April 30, 2026 and 2025.

The contractual maturities of the Company’s available-for-sale debt securities at  April 30, 2026 were as follows:

(in thousands)	Fair Value
Within one year	$24,512
After one year to five years	1,796
After five years to ten years	239
After ten years	10
Total	$26,557

The following table includes the fair value of the Company’s available-for-sale debt securities that were in an unrealized loss position:

(in thousands)	Unrealized Losses	Fair Value
April 30, 2026
U.S. Treasury bills and notes	$(15)	$15,784
Government sponsored enterprise notes	(10)	7,990
Corporate bonds	(137)	2,783
Total	$(162)	$26,557

July 31, 2025
U.S. Treasury bills and notes	$(27)	$12,926
Government sponsored enterprise notes	(4)	5,550
Corporate bonds	(196)	2,976
Total	$(227)	$21,452

The following available-for-sale debt securities included in the table above were in a continuous unrealized loss position for 12 months or longer:

(in thousands)	Unrealized Losses	Fair Value
April 30, 2026
U.S. Treasury bills and notes	$(9)	$337
Corporate bonds	(136)	2,462
Total	$(145)	$2,799

July 31, 2025
U.S. Treasury bills and notes	$(19)	$329
Corporate bonds	(195)	2,967
Total	$(214)	$3,296

Note  8—Equity Investments

Equity investments consist of the following:

(in thousands)	April 30, 2026	July 31, 2025
Zedge, Inc. Class B common stock, 42,282 shares at April 30, 2026 and July 31, 2025	$141	$170
Rafael Holdings, Inc. Class B common stock, 446,932 shares at April 30, 2026 and July 31, 2025	568	755
Other marketable equity securities	6,385	146
Fixed income mutual funds	2,819	4,566
Current equity investments	$9,913	$5,637

Visa Inc. Series C Convertible Participating Preferred Stock ("Visa Series C Preferred")	$346	$902
Hedge funds	4,156	3,031
Other	1,377	2,725
Noncurrent equity investments	$5,879	$6,658

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

The changes in the carrying value of the Company’s equity investments without readily determinable fair values for which the Company elected the measurement alternative was as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$1,104	$1,161	$1,171	$964
Adjustment for observable transactions involving a similar investment from the same issuer	8	10	(559)	207
Upward adjustment	-	-	-	-
Purchase	150	-	650	-
Redemptions	-	-	-	-
Impairments	-	-	-	-
Balance, end of period	$1,262	$1,171	$1,262	$1,171

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

In January 2026, the Company acquired an equity interest in a privately-owned Israeli company, for total consideration of $1.0 million, consisting of $500,000 paid at closing and an additional $500,000 payable upon the successful launch of the investee’s mobile application. The investment is accounted for under the measurement alternative in accordance with ASC 321, Investments—Equity Securities, because the investment does not have a readily determinable fair value and the Company does not have significant influence over the investee.

Unrealized (losses) gains for all equity investments measured at fair value included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Net gains recognized during the period on equity investments	$1,275	$359	$838	$1,133
Less: net gains (losses) recognized during the period on equity investments sold during the period	-	-	-	-
Unrealized gains recognized during the period on equity investments still held at the reporting date	$1,275	$359	$838	$1,133

The unrealized (losses) gains and for all equity investments measured at fair value in the table above included the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Unrealized gains (losses) recognized on equity investments:
Rafael Class B common stock	$50	$(134)	$(187)	$25

Zedge Class B common stock	$9	$(12)	$(29)	$(51)

Equity Method Investment

The Company has an investment in shares of convertible preferred stock of MarketSpark, Inc., a communications company (“MarketSpark”). As of both  April 30, 2026 and  July 31, 2025, the Company’s ownership was 33.4% of MarketSpark’s outstanding shares on an as converted basis. The Company accounts for this investment using the equity method since the Company can exercise significant influence over the operating and financial policies of MarketSpark but does not have a controlling interest.

The Company determined that on the dates of the acquisitions of MarketSpark’s shares, there were differences between its investment in MarketSpark and its proportional interest in the equity of MarketSpark of an aggregate of $8.2 million, which represented the share of MarketSpark’s customer list on the dates of the acquisitions attributed to the Company’s interest in MarketSpark. These basis differences are being amortized over the 6-year estimated life of the customer list. In the accompanying condensed consolidated statements of income, amortization of equity method basis difference is included in the equity in the net loss of investee, which is recorded in “Other income, net” (see Note 18).

The following table summarizes the change in the balance of the Company’s equity method investment:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$(1,227)	$752	$(397)	$1,338
Purchase of convertible preferred stock	-	253	-	926
Equity in the net loss of MarketSpark	2	(405)	(143)	(978)
Amortization of equity method basis difference	(342)	(342)	(1,027)	(1,028)
Balance, end of period	$(1,567)	$258	$(1,567)	$258

In February 2025, the Company entered into a loan agreement with MarketSpark to provide a revolving credit facility with an aggregate principal amount of up to $2.0 million. Borrowings under the facility bear interest at 12% per annum payable semiannually, and are due and payable in February 2027. In February 2025, the Company loaned MarketSpark $0.5 million under the revolving credit facility. In May 2025, June 2025 and July 2025, the Company loaned MarketSpark an additional aggregate amount of $1.4 million. As of  April 30, 2026, $1.9 million of principal was outstanding under the revolving credit facility.

Because the Company has committed to provide up to $2.0 million in funding to MarketSpark under the revolving credit facility described above, the Company continues to recognize its share of MarketSpark’s losses even after the carrying value of its investment has been reduced to zero, up to the amount of its funding commitment.

Note  9—Fair Value Measurements

The following table presents the balance of assets and liabilities measured at fair value on a recurring basis:

	April 30, 2026
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Debt securities	$15,784	$10,773	$-	$26,557
Equity investments in current assets	9,913	-	-	9,913
Equity investments in noncurrent assets	-	500	346	846
Total	$25,697	$11,273	$346	$37,316

Acquisition consideration included in:
Other current liabilities	$-	$-	$(343)	$(343)
Other noncurrent liabilities	-	-	(267)	(267)
Total	$-	$-	$(610)	$(610)

	July 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Debt securities	$12,926	$8,723	$-	$21,649
Equity investments in current assets	5,637	-	-	5,637
Equity investments in noncurrent assets	-	2,500	902	3,402
Total	$18,563	$11,223	$902	$30,688

Acquisition consideration included in:
Other current liabilities	$-	$-	$-	$-
Other noncurrent liabilities	-	-	(610)	(610)
Total	$-	$-	$(610)	$(610)

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – observable inputs other than quoted prices in active markets for identical assets and liabilities

Level 3 – no observable pricing inputs in the market

At  April 30, 2026 and  July 31, 2025, the Company had $4.2 million and $3.0 million, respectively, in investments in hedge funds, which were included in noncurrent “Equity investments” in the accompanying condensed consolidated balance sheets. The Company’s investments in hedge funds were accounted for using the equity method, therefore they were not measured at fair value.

The following table summarizes the change in the balance of the Company’s assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$338	$892	$902	$695
Total gains included in "Other income, net"	8	10	(556)	207
Balance, end of period	$346	$902	$346	$902

Change in unrealized gains or losses for the period included in earnings for assets held at the end of the period	$-	$-	$-	$-

The following table summarizes the change in the balance of the Company’s liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Balance, beginning of period	$610	$906	$610	$906
Payments	-	-	-	-
Total (gains) losses included in:
"Other operating income, net"
"Foreign currency translation adjustments"	-	-	-	-
Balance, end of period	$610	$906	$610	$906

Change in unrealized gains or losses for the period included in earnings for liabilities at the end of the period	$-	$-	$-	$-

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

Cash and cash equivalents, restricted cash and cash equivalents, settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities. At  April 30, 2026 and  July 31, 2025, the carrying amount of these assets and liabilities approximated fair value because of the short period of time to maturity. The fair value estimates for cash, cash equivalents, and restricted cash and cash equivalents were classified as Level 1 and settlement assets, disbursement prefunding, other current assets, customer funds deposits, settlement liabilities, and other current liabilities were classified as Level 2 of the fair value hierarchy.

Other assets and other liabilities. At  April 30, 2026 and  July 31, 2025, the carrying amount of these assets and liabilities approximated fair value. The fair values were estimated based on the Company’s assumptions, which were classified as Level 3 of the fair value hierarchy.

Note 10—Variable Interest Entity

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

The Disbursement Payments VIE’s net income and aggregate funding provided by the Company were as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Net income of the VIE	$509	$187	$1,065	$537

Aggregate funding provided by the Company, net	$97	$109	$371	$368

The Disbursement Payments VIE’s summarized consolidated balance sheet amounts are as follows:

(in thousands)	April 30, 2026	July 31, 2025
Assets:
Cash and equivalents	$3,467	$3,116
Restricted cash	21,878	11,000
Trade accounts receivable, net	668	244
Disbursement prefunding	4,794	1,400
Prepaid expenses	293	431
Other current assets	186	224
Property, plant, and equipment, net	431	204
Other intangibles, net	318	432
Total assets	$32,035	$17,051

Liabilities and noncontrolling interests:
Trade accounts payable	$206	$27
Accrued expenses	203	159
Customer funds deposits	23,988	10,701
Due to the Company	1,100	729
Accumulated other comprehensive income	96	58
Noncontrolling interests	6,442	5,377
Total liabilities and noncontrolling interests	$32,035	$17,051

The Disbursement Payments VIE’s assets may only be used to settle the Disbursement Payments VIE’s obligations and may not be used for other consolidated entities. The Disbursement Payments VIE’s liabilities are non-recourse to the general credit of the Company’s or its other consolidated entities.

Note 11—Other Operating Income (Expense), Net

The following table summarizes the other operating income (expense), net by business segment:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Corporate
Straight Path Communications Inc. class action legal fees	$209	$-	$(978)	$(7)
Straight Path Communications Inc. class action insurance claims	-	-	1,237	-
NRS legal fees	-	-	(176)	-
net2phone
Write-off of equipment	(30)	(212)	(174)	(400)
Other
Traditional Communications	1	37	24	4

Total other operating income (expense)	$180	$(175)	$(67)	$(403)

Straight Path Communications Inc. Class Action

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

Note 12—Revolving Credit Facility

IDT Telecom, Inc. (“IDT Telecom”), a subsidiary of the Company, maintains a $25.0 million revolving credit facility with TD Bank, N.A. which was scheduled to mature on May 16, 2026. Effective May 12, 2026, the Company obtained an extension of the maturity date to July 15, 2026, and is currently in the process of renewing the facility. The revolving credit facility is secured by substantially all of IDT Telecom’s assets and bears interest at the secured overnight financing rate (“SOFR”) plus a margin of 125-175 basis points, depending on leverage. Interest is payable monthly, and all outstanding principal and any accrued and unpaid interest. At  April 30, 2026 and  July 31, 2025, there were no amounts outstanding under this facility. During the nine months ended April 30, 2026 and 2025, IDT Telecom borrowed and repaid $21.4 million and $24.6 million, respectively. IDT Telecom is required to comply with various affirmative and negative covenants as well as maintain certain targets based on financial ratios during the term of the revolving credit facility. As of  April 30, 2026 and  July 31, 2025, IDT Telecom was in compliance with all of the covenants.

Note 13—Redeemable Noncontrolling Interest

On September 29, 2021, NRS sold shares of its Class B common stock representing 2.5% of its outstanding capital stock on a fully diluted basis to Alta Fox Opportunities Fund LP (“Alta Fox”) for cash of $10.0 million. Alta Fox has the right to request that NRS redeem all or any portion of the NRS common shares that it purchased at the per share purchase price during a period of 182 days following the fifth anniversary of this transaction. The redemption right shall terminate upon the consummation of (i) a sale of NRS or its assets for cash or securities that are listed on a national securities exchange, (ii) a public offering of NRS’ securities, or (iii) a distribution of NRS’ capital stock following which NRS’ common shares are listed on a national securities exchange.

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

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Net income of NRS attributable to the mezzanine equity's noncontrolling interest	$168	$129	$563	$456

Note 14—Equity

Dividend Payments

In the nine months ended April 30, 2026 and 2025, the Company paid aggregate cash dividends of $0.19 and $0.16 per share, respectively, on the Company’s Class A and Class B common stock. In the nine months ended April 30, 2026 and 2025, the Company paid aggregate cash dividends of $4.8 million and $4.0 million, respectively.

On May 29, 2026, the Company’s Board of Directors declared a cash dividend on its Class A and Class B common stock of $0.07 per share payable on or about June 18, 2026 to stockholders of record as of the close of business on June 9, 2026.

Stock Repurchases

The Company has an existing stock repurchase program authorized by its Board of Directors for the repurchase of shares of the Company’s Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2026, the Company repurchased 391,186 shares of its Class B common stock for an aggregate purchase price of $19.0 million. In the nine months ended April 30, 2025, the Company repurchased 221,823 shares of its Class B common stock for an aggregate purchase price of $10.1 million. At  April 30, 2026, 3.8 million shares remained available for repurchase under the stock repurchase program.

Shares Withheld for Employee Taxes

In the nine months ended April 30, 2026 and 2025, the Company withheld 10,852 and 157,180 shares, valued at $0.5 million and $7.7 million, respectively, of the Company’s Class B common stock from employees to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and the lapsing of restrictions on restricted stock. The value of the shares is based on the fair market value as of the close of business on the trading day immediately prior to the vesting date. These shares are not repurchased under the Company’s share repurchase program.

2024 Equity Incentive Plan

The 2024 Equity Incentive Plan is intended to provide incentives to officers, employees, directors, and consultants of the Company, including stock options, stock appreciation rights, DSUs, and restricted stock. At  July 31, 2025, the Company had 250,000 shares of Class B common stock reserved for the grant of awards under the 2024 Equity Incentive Plan of which 23,934 shares were available for future grants. In September 2025, the Company’s Board of Director’s approved an amendment to the Company’s 2024 Equity Incentive Plan to increase the number of shares of the Company’s Class B common stock available for the grant of awards thereunder by an additional 175,000 shares, which was approved by the Company’s stockholders at its annual meeting in December 2025.

2025 Equity Growth Program

On September 18, 2025, the Company granted 109,975 DSUs to certain of its executive officers, employees, and consultants under the 2025 Equity Growth Program (under its 2024 Equity Incentive Plan). The DSUs which convert into Class B common stock upon vesting, vest in three substantially equal installments, the first was in February 2026, and the others are February 2027, and February 2028, subject to continued service. In February 2026, which represented the first vesting date under the program, the Company issued 26,681 shares of its Class B common stock based on vesting of prior grants and elections made by grantees with respect to the vesting dates. To satisfy statutory tax withholding obligations, the Company withheld 10,852 shares and remitted cash to the tax authorities in lieu of delivering those shares, recording the withheld shares as treasury stock. The number of shares issuable on each vesting date vary based on the market price of Class B common stock relative to the grant price, ranging from 50% to 267%, and up to 400% for certain executive officers. Grantees may elect to defer vesting to the next scheduled vesting date for some or all DSUs. The Company estimated that the fair value of the DSUs on the date of grant was $13.3 million, which is being recognized on a graded vesting basis over the requisite service periods ending in February 2028. The Company used a risk neutral Monte Carlo simulation method in its valuation of the DSUs, which simulated the range of possible future values of the Company’s Class B common stock over the life of the DSUs. The weighted average grant date fair value per DSU was $120.70. At  April 30, 2026, there was $7.4 million of total unrecognized compensation cost related to non-vested DSUs.

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

Exchange of NRS Restricted Common Stock for IDT DSUs

On January 21, 2026, the Company exchanged unvested shares of NRS Restricted Common Stock, representing approximately 0.71% of NRS on a fully diluted basis and 0.73% on an outstanding basis, held by certain employees for an aggregate of 72,182 DSUs of the Company. The DSUs are subject to the same terms and conditions as DSUs previously issued under the Company’s 2025 Equity Growth Program and vest in three substantially equal tranches, the first of which was in February 2026, and the others of which are in February 2027, and February 2028.

The transaction was accounted for as a modification under ASC 718, Compensation—Stock Compensation. The fair value of the DSUs granted was estimated at approximately $4.2 million, resulting in incremental compensation cost of approximately $0.6 million.

Amended and Restated Employment Agreement with Abilio (“Bill”) Pereira

On December 21, 2023, the Company entered into an Amended and Restated Employment Agreement with Bill Pereira, the Company’s President and Chief Operating Officer. The agreement provides for, among other things, certain equity grants and a contingent bonus subject to the completion of certain financial milestones as set forth in the agreement. In fiscal 2025, two of these milestones were achieved, for which the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in the three months ended April 30, 2024 with an issue date value of $1.5 million, and the Company issued to Mr. Pereira 39,155 shares of its Class B common stock in the three months ended October 31, 2024 with an issue date value of $1.8 million. In the three months ended April 30, 2025, the Company accrued $1.0 million in connection with the achievement of an additional milestone, which is payable in cash over 3 years.

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

The weighted-average number of shares used in the calculation of basic and diluted earnings per share attributable to the Company’s common stockholders consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Basic weighted-average number of shares	24,893	25,165	25,041	25,177
Effect of dilutive securities:
Stock options	1	-	3	-
Non-vested restricted common stock	21	84	10	135
Diluted weighted-average number of shares	24,915	25,249	25,054	25,312

There were no shares excluded from the calculation of diluted earnings per share in the three and nine months ended April 30, 2026 and 2025.

Note 16—Accumulated Other Comprehensive Loss

The accumulated balances for each classification of other comprehensive loss were as follows:

(in thousands)	Unrealized Loss on AFS Securities	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance, July 31, 2025	$(225)	$(16,344)	$(16,569)
Other comprehensive income attributable to IDT Corporation	66	2,694	2,760
Balance, April 30, 2026	$(159)	$(13,650)	$(13,809)

Note 17—Commitments and Contingencies

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

Purchase Commitments

At  April 30, 2026, the Company had purchase commitments of $11.5 million primarily for equipment and services.

Performance Bonds

The Company has performance bonds issued through third parties for the benefit of various states in order to comply with the states’ financial requirements for money remittance licenses and telecommunications resellers. At  April 30, 2026 and  July 31, 2025, the Company had aggregate performance bonds outstanding of $24.6 million and $33.8 million, respectively.

Note 18—Other Income, Net

Other income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in thousands)	2026	2025	2026	2025
Foreign currency transaction (losses) gains	$(74)	$2,925	$721	$3,344
Amortization and equity in net loss of MarketSpark	(340)	(747)	(1,170)	(2,006)
Gains on investments, net	1,275	359	838	1,133
Other	43	71	234	62
Total other income, net	$904	$2,608	$623	$2,533

Note 19—Income Taxes

The Company’s provision for income taxes as a percentage of pretax earnings (“effective tax rate”) was mainly due to differences in the amount of taxable income earned in various taxing jurisdictions. For the nine months ended April 30, 2026 and 2025, the Company’s effective tax rate was 24.4% and 25.5%, respectively.

Note 20—Defined Contribution Plan

The Company maintains a 401(k) Plan available to all employees meeting certain eligibility criteria. The plan permits participants to contribute up to the maximum amount allowed by law. The plan provides for discretionary matching contributions that vest over the first five years of employment. The Company contributed cash of $1.1 million in the three and nine months ended April 30, 2026 and 2025 to the Company’s 401(k) Plan for matching contributions.

Note 21—Recently Issued Accounting Standards Not Yet Adopted

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

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying condensed consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 2025 (the “2025 Form 10-K”) filed with the United States Securities and Exchange Commission (or SEC).

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

As of April 30, 2026, we owned 94.0% of the outstanding shares of our subsidiary, net2phone 2.0, Inc., or net2phone 2.0, which owns and operates the net2phone segment, and 82.3% of the outstanding shares of National Retail Solutions, Inc. or NRS. On a fully diluted basis assuming all the vesting criteria related to various rights granted have been met, we would own 89.9% of the equity of net2phone 2.0 and 80.2% of the equity of NRS.

Explanation of Performance Metrics

Our results of operations discussion may include the following performance metrics:

●	for NRS: active point-of-sale, or POS, terminals, payment processing accounts, recurring revenue, and monthly average recurring revenue per terminal;
●	for the BOSS Money business within the Fintech segment: digital and retail transactions, digital and retail revenue, average BOSS Money revenue per transaction, and send volume;
●	for net2phone: seats and subscription revenue; and
●	for Traditional Communications: minutes of use.

NRS utilizes two performance metrics to measure the size of its customer base: active POS terminals and payment processing accounts. Active POS terminals are the number of POS terminals that have completed at least one transaction in the calendar month. It excludes POS terminals that have not been fully installed by the end of the month. Payment processing accounts are accounts that can generate revenue. It excludes accounts that have been approved but not activated.

In addition to the foregoing, NRS uses recurring revenue and monthly average recurring revenue per terminal as performance metrics. NRS recurring revenue is NRS’ revenue in accordance with U.S. GAAP, excluding its revenue from POS terminal sales.  Monthly average recurring revenue per terminal is recurring revenue divided by the average number of active POS terminals in the relevant period, divided further by the number of months in the relevant period. Trends and comparisons between periods for these metrics are used in the analysis of revenue, direct cost of revenue, and gross profit.

BOSS Money uses several performance metrics including transactions, average revenue per transaction, and send volume, to evaluate customer usage and revenue productivity. Transactions represent the number of remittance transfers processed during the period, average revenue per transaction is calculated by dividing BOSS Money revenue by the number of transactions, and send volume represents the aggregate amount of principal remitted by customers. Trends and comparisons between periods for these metrics are used in the analysis of revenue, direct cost of revenue, and gross profit.

net2phone’s UNITE (UCaaS), and uContact (CCaaS)  offerings  are priced on a per-seat basis, with customers paying based on the number of users in their organization. net2phone AI Agent and Coach (an AI-based contact center performance optimization tool) offerings are priced according to fixed bundles of interaction credits. net2phone’s subscription revenue is its revenue in accordance with U.S. GAAP including its AI Agent bundle offering but excluding its equipment revenue and revenue generated by a legacy SIP trunking offering in Brazil. Trends and comparisons between periods for these metrics are used in the analysis of revenue, direct cost of revenue, and gross profit.

Minutes of use is a nonfinancial metric that measures aggregate customer usage during a reporting period. Minutes of use is an important factor in BOSS Revolution’s and IDT Global’s revenue recognition since satisfaction of our performance obligation occurs when the customer uses our service. Minutes of use trends and comparisons between periods are used in the analysis of revenues, direct cost of revenues, and gross profits.

Three and Nine Months Ended April 30, 2026 Compared to Three and Nine Months Ended April 30, 2025

NRS Segment

NRS, which represented 12.0% and 10.3% of our total revenues in the three months ended April 30, 2026 and 2025, respectively, and 11.9% and 10.3% of our total revenues in the nine months ended April 30, 2026 and 2025, respectively, operates a POS network in the United States and Canada that provides independent retailers with POS equipment, store management software, electronic payment processing, and other ancillary merchant services. NRS’ POS platform also provides marketers with retail media advertising and transaction data.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
(in millions)	2026	2025	$/#	%	2026	2025	$/#	%
Revenues:
Recurring	$36.0	$29.4	$6.6	22.4%	$108.7	$90.0	$18.7	20.8%
Other	2.0	1.7	0.3	17.6	5.7	4.5	1.2	26.7
Total revenues	38.0	31.1	6.9	22.2	114.4	94.5	19.9	21.1
Direct cost of revenues	(3.7)	(2.7)	(1.0)	37.04	(10.4)	(8.2)	(2.2)	26.9
Gross profit	34.3	28.4	5.9	20.8	104.0	86.3	17.7	20.5
Selling, general and administrative	(23.4)	(20.0)	(3.4)	17.0	(68.7)	(58.0)	(10.7)	18.5
Technology and development	(2.7)	(2.2)	(0.5)	24.8	(7.9)	(6.4)	(1.5)	24.2
Income from operations	$8.2	$6.2	$2.0	31.5%	$27.3	$21.9	$5.4	24.7%
Gross margin	90.3%	91.3%	(1.1)%		90.9%	91.3%	(0.4)%

	April 30,		Change
(in thousands)	2026	2025	#	%
Active POS terminals	39.3	35.6	3.7	10.4%
Payment processing accounts	29.2	25.5	3.7	14.5%

Revenues. Revenues increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases were driven primarily by continued growth in recurring revenue, reflecting the expansion of NRS’ retailer network, increased penetration of payment processing services, improved payment processing economics, retail customers' increasing use of credit/debit cards rather than cash, and increased software revenue per terminal as retailers increasingly adopted premium software as a service (SaaS) features and functionalities.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods, driven primarily by higher direct costs associated with the increased scope of NRS’ operations and increased sales, including increased costs related to POS terminal sales and merchant services.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases were primarily driven by increases in personnel-related costs and other operating expenses supporting NRS’ continued growth. As a percentage of NRS’ revenue, NRS’ selling, general and administrative expense decreased to 61.5% from 64.2% in the three months ended April 30, 2026 and 2025, and to 60.1% from 61.4% in the nine months ended April 30, 2026 and 2025, respectively

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases were primarily driven by general ongoing business investments to develop premium software services provided through the NRS platform, and in other development and operations supporting our business platforms.

Fintech Segment

Fintech, which represented 14.3% and 12.8% of our total revenues in the three months ended April 30, 2026 and 2025, respectively, and 13.4% and 12.3% of our total revenues in the nine months ended April 30, 2026 and 2025, respectively, is comprised of: (i) BOSS Money, a provider of international money remittance and related value/payment transfer services; (ii) IDT Financial Services Limited, or IDT Financial Services, a Gibraltar-based bank; (iii) IDT Services Limited (“IDTS”), a Malta-based electronic money institution; and (iv) other, significantly smaller, financial services businesses, including a variable interest entity (“VIE”), that processes disbursement payments, which we refer to as the Disbursement Payments VIE.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
(in millions)	2026	2025	$/#	%	2026	2025	$/#	%
Revenues:
BOSS Money	$39.7	$34.4	$5.3	15.3%	$114.2	$101.6	$12.6	12.4%
Other	5.3	4.2	1.1	27.1	14.7	10.9	3.8	34.8
Total revenues	45.0	38.6	6.4	16.6	128.9	112.5	16.4	14.6
Direct cost of revenues	(16.7)	(16.0)	(0.7)	4.6	(50.2)	(46.7)	(3.5)	7.4
Gross profit	28.3	22.6	5.7	25.1	78.8	65.8	13.0	19.7
Selling, general and administrative	(20.2)	(16.1)	(4.1)	25.2	(55.0)	(48.4)	(6.6)	13.7
Technology and development	(2.5)	(2.2)	(0.3)	15.7	(7.7)	(6.8)	(0.9)	13.1
Income from operations	$5.6	$4.3	$1.3	29.3%	$16.0	$10.6	$5.4	51.3%
Gross margin percentage	62.8%	58.5%	4.3%		61.1%	58.5%	2.6%

Revenues. Revenues from BOSS Money increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases were driven by higher digital transaction volumes initiated on the BOSS Money and BOSS Revolution Calling apps in addition to higher foreign currency exchange revenues to select regions, mainly Guatemala and Mexico. BOSS Money continued to benefit from cross-marketing to BOSS Revolution and IDT Digital Payments retail customers.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods primarily due to increases in BOSS Money’s direct cost of revenues, consistent with the growth in Boss Money revenue. As transaction volumes increase associated payout and processing fees also increase, partially offset by us reducing the transaction fee that we pay to our money transfer payors.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases primarily reflected higher debit and credit card processing charges, chargebacks, and other operating costs associated with growth in BOSS Money’s digital transaction activity. As a percentage of Fintech’s revenue, Fintech’s selling, general and administrative expense increased to 44.8% from 41.5% in the three months ended April 30, 2026 and 2025, respectively, and decreased to 42.7% from 43.0% in the nine months ended April 30, 2026 and 2025, respectively.

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These modest increases primarily reflected higher depreciation and amortization expense, partially offset by lower employee compensation and development-related costs.

net2phone Segment

The net2phone segment, which represented 7.7% and 7.3% of our total revenues in the three months ended April 30, 2026 and 2025, respectively, and 7.5% and 7.1% of our total revenues in the nine months ended April 30, 2026 and 2025, respectively, is comprised of net2phone’s communications and workflow solutions including its UCaaS, CCaaS, net2phone AI Agent and Coach solutions.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
(in millions)	2026	2025	$/#	%	2026	2025	$/#	%
Revenues:
Subscription	$24.0	$21.5	$2.5	11.6%	$70.4	$63.5	$6.9	10.9%
Other	0.4	0.5	(0.1)	(20.0)	1.3	1.6	(0.3)	(18.8)
Total revenues	24.4	22.0	2.4	10.9	71.7	65.1	6.6	10.1
Direct cost of revenues	(4.7)	(4.5)	(0.2)	5.0	(14.0)	(13.5)	(0.5)	4.0
Gross profit	19.7	17.5	2.2	12.4	57.7	51.6	6.1	11.7
Selling, general and administrative	(14.1)	(13.0)	(1.1)	8.8	(41.8)	(39.1)	(2.7)	7.0
Technology and development	(3.1)	(2.9)	(0.2)	5.5	(9.2)	(8.6)	(0.6)	6.6
Other operating expense, net	(0.0)	(0.2)	0.2	(87.0)	(0.1)	(0.4)	0.3	(64.8)
Income from operations	$2.4	$1.4	$1.0	74.6%	$6.5	$3.5	$3.0	85.7%
Gross margin percentage	80.6%	79.6%	1.0%		80.4%	79.3%	1.1%

	Three Months Ended April 30,		Change
(in thousands)	2026	2025	#	%
Seats served	441	415	26	6.3%

Revenues.  net2phone’s revenues increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods primarily due to increased UCaaS and CCaaS services revenue, reflecting an increase in seats served during the respective periods.  The increase was augmented by the impact of the increase in relatively higher revenue per seat CCaaS seats served, as well as by the positive foreign currency impact of strengthening local currencies versus the U.S. dollar in certain Latin American markets.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods primarily due to the costs incurred serving the expanded number of seats served. Direct costs increased slightly more slowly than revenue, as a result of the relatively rapid growth of CCaaS seats compared to UCaaS.

Selling, General and Administrative. Selling, general and administrative expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases were primarily driven by higher sales commissions and depreciation and amortization, partially offset by decreases in marketing, consulting and bad debt expenses. As a percentage of net2phone’s revenues, net2phone’s selling, general and administrative expense decreased to 58.0% from 59.1% in the three months ended April 30, 2026 and 2025, respectively, and to 58.4% from 60.1% in the nine months ended April 30, 2026 and 2025, respectively.

Technology and Development. Technology and development expense increased modestly in the three and nine months ended April 30, 2026 from the comparative prior-year periods. While certain costs, including developing net2phone's AI offerings, employee compensation, software licenses and maintenance, cloud services, and depreciation and amortization increased, these were largely offset by disciplined cost management and the timing of project-related expenditures, resulting in overall modest increased expenses for the period.

Traditional Communications Segment

The Traditional Communications segment, which represented 66.0% and 69.6% of our total revenues in the three months ended April 30, 2026 and 2025, respectively, and 67.1% and 70.3% of our total revenues in the nine months ended April 30, 2026 and 2025, respectively, includes: (i) IDT Digital Payments, which enables customers to transfer airtime and bundles of airtime, messaging, and data to international and domestic mobile accounts; (ii) IDT Global, a wholesale provider of international voice and SMS termination and outsourced traffic management solutions to telecoms worldwide; and (iii) BOSS Revolution, an international long-distance calling service marketed primarily to immigrant communities in the United States and Canada.. Traditional Communications also includes other small businesses and offerings including early-stage business initiatives and mature businesses in harvest mode.

IDT Digital Payments and BOSS Revolution are sold directly to consumers and through the BOSS Money and BOSS Revolution apps as well as through distributors and retailers. We receive payments for BOSS Revolution and IDT Digital Payments prior to providing the services. We recognize the revenue when services are provided to the customer. Traditional Communications’ revenues tend to be somewhat seasonal, with the second fiscal quarter (which contains Christmas and New Year’s Day) and the fourth fiscal quarter (which contains Mother’s Day and Father’s Day) typically showing higher minute volumes. IDT Global's revenue is generally recognized as minutes are terminated and for SMS when messages are transmitted, in accordance with wholesale carrier agreements. Customers are typically invoiced in arrears and settle balances on a periodic basis following the completion of services.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
(in millions)	2026	2025	$/#	%	2026	2025	$/#	%
Revenues:
IDT Digital Payments	$103.9	$102.6	$1.3	1.2%	$315.3	$309.3	$6.0	1.9%
IDT Global	55.6	50.1	5.5	11.0	175.4	153.7	21.7	14.1
BOSS Revolution	43.4	51.7	(8.3)	(16.1)	136.1	161.9	(25.8)	(15.9)
Other	5.5	5.8	(0.3)	(5.5)	17.1	17.9	(0.8)	(4.3)
Total revenues	208.3	210.2	(1.9)	(0.9)	643.9	642.8	1.1	0.2
Direct cost of revenues	(168.0)	(166.8)	(1.2)	0.7	(522.4)	(514.9)	(7.5)	1.5
Gross profit	40.3	43.4	(3.1)	(7.1)	121.5	127.9	(6.4)	(5.0)
Selling, general and administrative	(17.9)	(20.5)	2.6	(12.5)	(57.3)	(60.0)	2.7	(4.5)
Technology and development	(5.6)	(5.4)	(0.2)	3.6	(16.9)	(16.2)	(0.7)	4.3
Severance	(0.1)	(0.2)	0.1	(35.0)	(0.5)	(0.6)	0.1	(15.0)
Income from operations	$16.7	$17.3	$(0.6)	(3.7)%	$46.8	$51.1	$(4.3)	(8.4)%
Gross margin percentage	19.4%	20.7%	(1.3)%		18.9%	19.9%	(1.0)%

Minutes of use:
IDT Global	1,547	1,407	140	10.0%	4,644	4,195	449	10.7%
BOSS Revolution	235	310	(75)	(24.2)	758	1,011	(253)	(25.0)

Revenues. Revenues for the Traditional Communications segment decreased in the three months ended April 30, 2026 and increased in the nine months ended April 30, 2026 from the comparative prior-year periods. The decrease in revenues for the three-month period was driven primarily by declines in BOSS Revolution and Other revenues, which more than offset increased revenues from IDT Digital Payments and IDT Global. The decline in BOSS Revolution revenues reflected industry-wide trends, including the proliferation of unlimited calling plans and free over-the-top voice and messaging services, which have reduced demand for prepaid international calling plans. The decrease in Other revenues reflected lower demand across certain legacy offerings. The increases in IDT Digital Payments revenues reflected higher transaction volumes and continued growth in digital payment channels. IDT Global revenues increased primarily due to higher international long-distance traffic volumes to certain locations carried by IDT Global and SMS wholesale growth.

The increase in revenues for the nine-month period was driven primarily by higher revenues from IDT Digital Payments and IDT Global, which more than offset declines in BOSS Revolution and Other revenues. IDT Digital Payments revenues increased due to higher transaction volumes and continued growth in digital payment channels, while IDT Global revenues increased primarily due to higher international long-distance traffic volumes and improved product mix. The decline in BOSS Revolution revenues reflected industry-wide trends, including the proliferation of unlimited calling plans and free over-the-top voice and messaging services, which have reduced demand for prepaid international calling plans. The decrease in Other revenues reflected lower demand across certain legacy offerings.

Direct Cost of Revenues. Direct cost of revenues increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods, reflecting higher minutes of use for IDT Global and associated network and carrier costs offset by lower minutes of use and associated network and settlement costs in BOSS Revolution.

Selling, General and Administrative. Selling, general and administrative expense decreased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. The decreases reflect decreases in sales commissions and debit and credit processing charges, partially offset by minor fluctuations in bad debt expense. As a percentage of Traditional Communications’ revenue, Traditional Communications’ selling, general and administrative expense decreased to 8.6% from 9.8% in the three months ended April 30, 2026 and 2025, respectively, and decreased to 8.9% from 9.3% in the nine months ended April 30, 2026 and 2025, respectively.

Technology and Development. Technology and development expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. Modest increases in certain operating costs were partially offset by decreases in employee compensation, cloud services, and depreciation and amortization expense, resulting in overall modest increases for the periods.

Corporate

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
General and administrative	$(3.2)	$(2.6)	$(0.6)	24.2%	$(8.8)	$(8.6)	$(0.2)	1.8%
Other operating income, net	0.2	-	0.2	-	0.1	-	0.1	-
Loss from operations	$(3.0)	$(2.6)	$(0.4)	16.2%	$(8.7)	$(8.6)	$(0.1)	0.9%

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

General and Administrative. Corporate general and administrative expense increased in the three and nine months ended April 30, 2026 from the comparative prior-year periods. These increases primarily reflect employee-related costs and overhead expenses during the periods. As a percentage of our consolidated revenues, As a percentage of consolidated revenue, corporate general and administrative expense was 0.9% and 0.9% in the three months ended April 30, 2026 and 2025, respectively, and 1.0% and 0.9% in the nine months ended April 30, 2026 and 2025, respectively.

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

Stock-Based Compensation Expense. Total stock-based compensation expense included in consolidated selling, general and administrative expense and technology and development expense was $2.4 million and $0.9 million in the three months ended April 30, 2026 and 2025, respectively, and $8.8 million and $2.7 million in the nine months ended April 30, 2026 and 2025, respectively. These increases primarily reflect the expense recognized during the period related to DSUs granted to executive officers and employees under the Company’s long-term incentive programs. As of April 30, 2026, there was $7.4 million of total unrecognized compensation cost related to non-vested DSUs, which is being recognized on a graded vesting basis over the requisite service periods that end in February 2028.

The increases reflect expense recognized in connection with DSUs granted to executive officers and employees under the Company's long-term incentive programs. The fiscal 2026 three-year DSU grant was made on September 18, 2025, however, as provided for in the incentive compensation program, the relevant vesting dates are of February 17, 2026, February 16, 2027, and February 15, 2028.  Accordingly the vesting periods for determining the amortization of the related charges were shorter than twelve and twenty-four months, resulting in an accelerated charge during the first quarters following the grant date. In addition, the grant-date fair value of the DSUs was higher than previous year as it was determined using a base stock price of $50.90 per share, reflecting the price of the Company's Class B common stock as of the date of internal discussions related to the grant (February 2025), rather than the closing market price of $67.91 per share on the actual grant date of September 18, 2025, resulting in greater value being place on the grants for accounting purposes.

	Three Months Ended April 30,		Change		Nine Months Ended April 30,		Change
(in millions)	2026	2025	$	%	2026	2025	$	%
Income from operations	$29.8	$26.6	$3.2	12.0%	$88.0	$78.5	$9.5	12.1%
Interest income, net	1.6	1.6	(0.0)	(0.3)	4.9	4.3	0.6	14.2
Other income, net	0.9	2.6	(1.7)	(65.3)	0.6	2.5	(1.9)	(75.1)
(Provision for) benefit from income taxes	(8.5)	(7.8)	(0.7)	9.1	(22.8)	(21.7)	(1.1)	5.2
Net income	23.7	23.0	0.8	3.4	70.7	63.6	7.1	11.1
Net income attributable to noncontrolling interests	(2.1)	(1.3)	(0.9)	68.0	(5.7)	(4.4)	(1.3)	30.5

Net income attributable to IDT Corporation	$21.6	$21.7	$(0.1)	(0.4)%	$65.0	$59.2	$5.8	9.8%

Other Income, net. Other income, net consists of the following:

	Three Months Ended April 30,		Nine Months Ended April 30,
(in millions)	2026	2025	2026	2025
Foreign currency transaction (losses) gains	$(0.1)	$2.9	$0.7	$3.3
Amortization and equity in net loss of MarketSpark	(0.3)	(0.7)	(1.2)	(2.0)
Gains on investments, net	1.3	0.3	0.8	1.1
Other	-	0.1	0.2	0.1
Total	$0.9	$2.6	$0.5	$2.5

We have an investment in shares of convertible preferred stock of MarketSpark Inc., a communications company (“MarketSpark”). As of both April 30, 2026 and 2025, our ownership was 33.4% of MarketSpark’s outstanding shares on an as converted basis. We account for this investment using the equity method since we can exercise significant influence over the operating and financial policies of MarketSpark but do not have a controlling interest. We determined that on the dates of the acquisitions of MarketSpark’s shares, there were differences between our investment in MarketSpark and our proportional interest in the equity of MarketSpark of an aggregate of $8.2 million, which represented the share of MarketSpark’s customer list on the dates of the acquisitions attributed to our interest in MarketSpark. These basis differences are being amortized over the 6-year estimated life of the customer list. “Equity in the net loss of investee” includes the amortization of equity method basis difference.

Provision for Income Taxes. The change in income tax expense in the three and nine months ended April 30, 2026 compared to the comparable prior-year periods was primarily due to differences in the amount of taxable income earned in the various taxing jurisdictions.

Net Income Attributable to Noncontrolling Interests. The change in the net income attributable to noncontrolling interests in the three and nine months ended April 30, 2026 compared to the comparable prior-year periods was primarily due to changes in net income attributable to the noncontrolling interests in NRS and our Disbursement Payments VIE.

Liquidity and Capital Resources

As of the date of this Quarterly Report, we believe that our cash flow from operations and the balance of cash, cash equivalents, debt securities, and current equity investments that we held on April 30, 2026 will be sufficient to meet our currently anticipated working capital and capital expenditure requirements during the twelve-month period ending April 30, 2027.

At April 30, 2026, we had cash, cash equivalents, debt securities, and current equity investments of $251.4 million (excluding restricted cash and cash equivalents) and working capital (current assets in excess of current liabilities) of $284.7 million.

Contractual Obligations and Commitments

The following table includes our anticipated material cash requirements from contractual obligations and other commitments at April 30, 2026:

(in millions)	Total	Less than 1 year	1 - 3 years	4 - 5 years	After 5 years
Payments Due by Period:
Purchase commitments	$11.5	$4.5	$7.0	$-	$-
Connectivity obligations under service agreements	1.1	0.9	0.2	-	-
Operating leases including short-term leases	2.4	1.5	0.8	0.1	-

Total (1)	$15.0	$6.9	$8.0	$0.1	$-

(1)

The above table excludes up to $10 million related to the potential redemption of NRS Class B common stock, which may occur during the 182-day period following the fifth anniversary of the transaction completed on September 29, 2021; an aggregate of $24.6 million in performance bonds; and up to $2.7 million for potential contingent consideration payments related to a business acquisition, that may be payable through April 30, 2027. These amounts have been excluded due to the uncertainty regarding the timing and/or amount of any such payments.

Consolidated Financial Condition

	Nine Months Ended April 30,
(in millions)	2026	2025
Net cash provided by operating activities	$46.7	$96.1
Net cash used in investing activities	(27.1)	(10.5)
Net cash used in financing activities	(24.1)	(21.9)
Effect of exchange rate on cash, cash equivalents and restricted cash and cash equivalents	6.0	3.9
Increase in cash, cash equivalents, and restricted cash and cash equivalents	$1.5	$67.6

Operating Activities

Our cash flow from operations varies significantly from quarter to quarter and from year to year, depending on our operating results and the timing of operating cash receipts and payments, generally trade accounts receivable, trade accounts payable and the impact of settlement assets, disbursements prefunding and customer fund deposits.

Settlement assets and disbursements prefunding increased $7.8 million and $59.0 million, respectively, during the nine months ended April 30, 2026, compared to the prior-year period. The increase in settlement assets reflects a higher level of funds due from customers for pending money-remittances at BOSS Money. The increase in disbursements prefunding reflects, for the most part, higher levels of funds pre-paid to disbursement partners to fulfill expected customer remittance obligations at BOSS Money, and, to a smaller extent, higher levels of pre-payments made to providers of goods and services to fulfill expected customer purchases of goods and services obligations at IDT Digital Payments.

Towards the end of each week, IDT prefunds BOSS Money disbursement partners for remittances expected during the upcoming weekend. As a result, Friday is typically the day of the week on which IDT’s cash balance is at its lowest level, after prefunding disbursements for the upcoming weekend. Conversely, Wednesday is typically the day of the week on which IDT’s cash balance is at its highest level, after IDT collects cash from digital processors and retailers for all of the remittances originated during the preceding weekend but before the new weekly cycle of prefunding disbursements for the upcoming weekend begins again. This weekly cycle constitutes a significant working capital use of the Company’s cash, and, as such, the day of the week on which the quarter ends can have significant impact on the cash balance reported at the balance sheet date.

Customer fund deposits increased $12.1 million during the nine months ended April 30, 2026 reflecting balances held on behalf of customers across our prepaid, digital payments, and disbursements programs. These balances are supported by restricted cash and cash equivalents held by IDT Financial Services and our Disbursement Payments VIE and fluctuate based on transaction volume and program activity

On June 21, 2018, the United States Supreme Court rendered a decision in South Dakota v. Wayfair, Inc., holding that a state may require a remote seller with no physical presence in the state to collect and remit sales tax on goods and services provided to purchasers in the state, overturning certain existing court precedent. It is possible that one or more jurisdictions may assert that we have liability for periods for which we have not collected sales, use or other similar taxes, and if such an assertion or assertions were successful it could materially and adversely affect our business, financial position, and operating results. One or more jurisdictions may change their laws or policies to apply their sales, use or other similar taxes to our operations, and if such changes were made it could materially and adversely affect our business, financial position, and operating results.

As discussed in the 2025 Form 10-K, we and other parties were named in a putative class action and derivative complaint related to Straight Path Communications Inc. filed in the Court of Chancery of the State of Delaware. The Court dismissed all claims against us, and found that, contrary to the plaintiffs’ allegations, the class suffered no damages. The plaintiffs filed an appeal to which we answered. Oral argument was held on October 22, 2025, and on December 3, 2025, the Delaware Supreme Court affirmed the favorable decision of the Court of Chancery that dismissed all claims against us and found that Plaintiff and the class suffered no damages.

As of July 31, 2025, we fully utilized our remaining U.S. federal net operating loss carryforwards and, as a result, starting with fiscal 2026 we have become subject to U.S. federal income tax. We anticipate, based on current tax rates, that our federal cash taxes liability will approximate 21% of our estimated full-year pretax income.

Investing Activities

During the nine months ended April 30, 2026, we deployed $17.1 million for capital expenditures. We currently anticipate that total capital expenditures in the twelve-month period ending April 30, 2027 will be $23.0 million to $24.0 million. We expect to fund our capital expenditures with our net cash provided by operating activities and cash, cash equivalents, debt securities, and current equity investments on hand.

In February 2025, we entered into a loan agreement with MarketSpark for a revolving credit facility. The aggregate principal amount available under the facility is $2.0 million. The loans incur interest at 12.0% per annum payable semiannually and are due and payable in February 2027. In February 2025, the Company loaned MarketSpark $0.5 million under the revolving credit facility. In May 2025, June 2025 and July 2025, the Company loaned MarketSpark an additional aggregate amount of $1.4 million for an aggregate of $1.9 million under the revolving credit facility.

During the nine months ended April 30, 2026, purchases of debt securities and equity investments were $43.0 million and proceeds from maturities and sales of debt securities and redemptions of equity investments were $34.6 million.

On April 16, 2026, NRS entered into an asset purchase agreement (the “Agreement”) to acquire certain assets and assume certain liabilities of Oncore Digital, Inc. and its wholly owned subsidiaries (“the Acquired Business”). The acquired business is a digital media brokerage operation engaged in digital advertising and monetization. The acquisition closed on May 1, 2026. In connection with the transaction, the Acquired Business was contributed to a newly formed entity (“NRS OnCore”), in which the sellers retained a 20% noncontrolling interest and NRS obtained an 80% controlling interest. As a result, NRS consolidates NRS OnCore under the voting interest model. The aggregate preliminary purchase consideration, which is subject to finalization, is currently estimated to be approximately $4.8 million, consisting of $3.3 million in cash and shares of IDT Class B common stock with an aggregate value of $1.5 million, subject to customary post-closing adjustments, as well as contingent earnouts upon certain milestones being achieved.  The acquisition will integrate OnCore's ad tech, demand, and publisher network with NRS' screen network and first-party transaction data to form a more uniform offering.

Financing Activities

In the nine months ended April 30, 2026, we paid aggregate cash dividends of $0.19 per share on our Class A and Class B common stock for an aggregate amount of $4.8 million. In the nine months ended April 30, 2025, we paid aggregate cash dividends of $0.16 per share on our Class A and Class B common stock for an aggregate cash dividends of $4.0 million.

On May 29, 2026, our Board of Directors declared a cash dividend on our Class A and Class B common stock of $0.07 per share payable on or about June 18, 2026 to stockholders of record as of the close of business on June 9, 2026.

IDT Telecom, Inc. (“IDT Telecom”), our subsidiary, maintains a $25.0 million revolving credit facility with TD Bank, N.A. which was scheduled to mature on May 16, 2026. Effective May 12, 2026, the Company obtained an extension of the maturity date to July 15, 2026, and is currently in the process of renewing the facility. The revolving credit facility is secured by substantially all of IDT Telecom’s assets and bears interest at the secured overnight financing rate (“SOFR”) plus a margin of 125-175 basis points, depending on leverage. At April 30, 2026 and July 31, 2025, there were no amounts outstanding under this facility. During the nine months ended April 30, 2026 and 2025, IDT Telecom borrowed and repaid $21.4 million and $24.6 million, respectively.

We have an existing stock repurchase program authorized by our Board of Directors for the repurchase of shares of our Class B common stock. In January 2016, the Board of Directors authorized the repurchase of up to 8.0 million shares in the aggregate. In the nine months ended April 30, 2026, we repurchased 391,186 shares of our Class B common stock for an aggregate purchase price of $19.0 million. In the nine months ended April 30, 2025, we repurchased 221,823 shares of our Class B common stock for an aggregate purchase price of $10.1 million. At April 30, 2026, 3.8 million shares remained available for repurchase under the stock repurchase program.

In the nine months ended April 30, 2026 and 2025, the Company withheld 10,852 shares and 157,180 shares, valued at $0.5 million and $7.7 million, respectively, of the Company’s Class B common stock from employees to satisfy the employees’ tax withholding obligations in connection with the vesting of deferred stock units (“DSUs”) and the lapsing of restrictions on restricted stock. The value of the shares is based on the fair market value as of the close of business on the trading day immediately prior to the vesting date. These shares are not repurchased under the Company’s share repurchase program.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risks

Foreign Currency Risk

Revenues from our international operations were 20.4% and 21.0% of our consolidated revenues in the three months ended April 30, 2026 and 2025, respectively, and 20.5% and 21.0% of our consolidated revenues in the nine months ended April 30, 2026 and 2025, respectively. A significant portion of our revenues is in currencies other than the U.S. Dollar. Our foreign currency exchange risk is somewhat mitigated by our ability to offset a portion of these non-U.S. Dollar-denominated revenues with operating expenses that are paid in the same currencies. While the impact from fluctuations in foreign exchange rates affects our revenues and expenses denominated in foreign currencies, the net amount of our exposure to foreign currency exchange rate changes at the end of each reporting period is generally not material.

Investment Risk

We hold a portion of our assets in debt and equity securities, including hedge funds, for strategic and speculative purposes. At April 30, 2026 and July 31, 2025, the value of our debt and equity security holdings was an aggregate of $42.3 million and $33.9 million, respectively, which represented 6.1% and 6.0% of our total assets at April 30, 2026 and July 31, 2025, respectively. Investments in debt and equity securities carry a degree of risk and depend to a great extent on correct assessments of the future course of price movements of securities and other instruments. There can be no assurance that our investment managers will be able to accurately predict these price movements. The securities markets have in recent years been characterized by great volatility and unpredictability. Accordingly, the value of our investments may go down as well as up and we may not receive the amounts originally invested upon redemption.

Item 4.         Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2026.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting during the fiscal quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases by us of our shares during the third quarter of fiscal 2026:

	Total Number of Shares Purchased (1)	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
February 1 - February 28	30,939	$47.54	20,087	3,854,343
March 1 - March 31	63,566	$47.42	63,566	3,790,777
April 1 - April 30	-	$-	-	-

Total	94,505	$47.46	83,653

(1)

Total number of shares purchased consists of shares of our Class B common stock that were purchased under our repurchase program, as well as shares of our Class B common stock that were withheld to satisfy employee tax withholding obligations.

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

IDT CORPORATION

June 9, 2026	By:	/s/ SHMUEL JONAS
Shmuel Jonas Chief Executive Officer

June 9, 2026	By:	/s/ MARCELO FISCHER
Marcelo Fischer Chief Financial Officer